Form 10-K
period 2007-12-31
GHL Acquisition Corp.
filed 2008-03-28
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-33963

GHL ACQUISITION CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-1344998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
300 Park Avenue, 23rd Floor New York, New York	10022
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: (212) 389-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, $0.001 par value, and one Warrant	American Stock Exchange
Common Stock included in the Units	American Stock Exchange
Warrants included in the Units	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes     No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated filer         Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of the registrant’s voting or non-voting equity held by non affiliates of the registrant as of June 30, 2007 is not relevant as the registrant was not in existence at such date. Moreover, trading of the registrant’s Units on the American Stock Exchange did not commence until February 22, 2008.

As of March 28, 2008, 48,500,000 shares of the Registrant’s common stock were outstanding.

Exhibits	E-1

i

PART I

When we use the terms ‘‘we,’’ ‘‘us’’ or ‘‘our company’’ we refer to GHL Acquisition Corp., a Delaware corporation. References to ‘‘Greenhill’’ refer Greenhill & Co., Inc., our founding stockholder. References to ‘‘initial stockholders’’ refer to Greenhill and its permitted transferees. References to ‘‘public stockholders’’ refers to purchasers of shares of our common stock in our initial public offering or in the secondary market, including our founding stockholder, officers or directors and their affiliates to the extent they purchased or acquired shares in the initial public offering or in the secondary market.

Item 1.    Business

Overview

We are a blank check company organized under the laws of the State of Delaware on November 2, 2007. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or assets, which we refer to as our ‘‘initial business combination.’’

On February 21, 2008, we completed our initial public offering of 40,000,000 units at a price of $10 per unit, with each unit consisting of one share of common stock and one warrant exercisable for one share of common stock at an initial exercise price of $7.00. On February 21, 2008, we also consummated a private placement of warrants, to Greenhill & Co., Inc., our founding stockholder, for an aggregate purchase price of $8 million. Our common stock and warrants began trading separately on the American Stock Exchange on March 20, 2008.

We generated gross proceeds of $408.0 million from our initial public offering and the concurrent private placement of warrants. Of the gross proceeds, (i) we deposited $400.0 million into a trust account being maintained by American Stock Transfer & Trust Company, as trustee (which included approximately $16.4 million of deferred underwriting discounts and commissions), (ii) the underwriters received $6.9 million as underwriting fees (excluding the deferred underwriting fees), (iii) we retained $875,000 to pay offering expenses and (iv) we also retained $225,000 to fund expenses relating to our initial public offering and to fund a portion of our working capital. Up to $5 million of the interest earned on the trust account may be released to us to fund our working capital requirements.

Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination (less deferred underwriting discounts and commissions payable upon consummation of a business combination to the underwriters of our initial public offering). We will not limit our efforts in identifying a prospective target business to a particular industry. Instead, we will focus on industries and target businesses in the United States and Europe that may provide significant opportunity for growth.

Competitive Advantages

Experienced Management Team

We will seek to capitalize on the significant investing experience and contacts of our Chairman and Chief Executive Officer, Scott L. Bok and our Senior Vice President, Robert H. Niehaus. Mr. Bok has over 20 years of experience advising on mergers, acquisitions and restructurings and investing in private equity. Mr. Niehaus has over 20 years of experience investing in private equity and sourcing, evaluating, structuring and negotiating control or significant minority investments in businesses. Each of Messrs. Bok and Niehaus has significant networks of contacts throughout the investment community and with a variety of sources of potential targets, including Greenhill’s managing directors and senior advisors.

Management Expertise and Access to Greenhill Resources

In addition to the experience and contacts of our management team and board of directors, we will have access to the resources of our founding stockholder, Greenhill. Greenhill is a leading independent investment bank that provides financial advice on significant mergers, acquisitions and restructurings and manages merchant banking funds and similar vehicles. Greenhill’s financial advisory business serves a diverse set of clients around the world. We believe that our sourcing of acquisition candidates and the recruiting of future managerial talent will benefit from the network of relationships which Greenhill has developed over the course of undertaking advisory mandates for over 225 different clients and the previous experience of its managing directors and senior advisors. While Greenhill has advised clients in a very wide range of industries, it has particular expertise in several sectors: communications and media, consumer goods and retail, energy and utilities, financial services, industrial (including automotive, chemicals, forest products, healthcare and transportation), real estate and technology. Greenhill’s merchant banking business manages private equity funds in the U.S. and Europe, as well as a U.S. venture capital fund.

Greenhill’s global team of senior investment bankers and private equity investors will be additional resources to us as we pursue acquisition candidates. We believe that Greenhill’s managing directors will be motivated to locate a target for us in part because they own a majority of the stock in Greenhill, our founding stockholder, and also because we understand that their annual discretionary bonus compensation is generally determined in large part on the basis of their contribution to the revenues of Greenhill, and any increase in the fair market value of our stock owned by Greenhill as a result of a successful business combination would constitute a gain (and therefore revenue) to Greenhill. We believe that Greenhill’s managing directors’ compensation opportunities and equity interests in Greenhill, and thus indirectly in us, will motivate those individuals to facilitate our efforts in sourcing a target for our initial business combination. Managing directors and senior advisors of Greenhill will not be granted any other awards or incentives, such as a finder’s fee, by us for their efforts to facilitate our efforts in sourcing a target for our initial business combination. As of December 31, 2007, Greenhill employed 43 managing directors and senior advisors with an average of more than 26 years of investment, M&A and restructuring experience. Greenhill operates from five cities in key business centers across four countries in North America and Europe.

Since its founding in 1996, Greenhill has grown steadily, recruiting a number of managing directors from major investment banks (as well as senior professionals from other institutions), each with a different geographic, industry or transaction focus and each with a different set of corporate management and other relationships. As part of this expansion, Greenhill opened a London office in 1998, raised its first Greenhill Capital Partners fund in 2000, opened a Frankfurt office later in 2000, began offering financial restructuring advice in 2001, raised its first venture capital fund in 2006 and raised its first European private equity fund in 2007. In 2004, Greenhill’s common stock was listed on the New York Stock Exchange under the ticker symbol ‘‘GHL.’’

Greenhill manages approximately $1.8 billion in capital through several merchant banking funds. The nine managing directors of Greenhill’s merchant banking funds have extensive investment, M&A and restructuring experience and significant networks throughout the investing community. Greenhill’s merchant banking activities are focused primarily on making controlling or influential minority investments in small and middle-market companies, generally committing between $10 million and $75 million of equity to any single transaction.

Access to Greenhill’s Infrastructure

We believe that our affiliation with Greenhill will provide us with a competitive advantage. As one of the leading independent mergers, acquisitions and restructuring advisors, Greenhill offers enhanced access to potential target businesses, as well as the resources to evaluate such companies. We believe that our sourcing of acquisition candidates and the recruiting of future managerial talent will benefit from the network of relationships which Greenhill has developed over the course of undertaking advisory mandates for over 225 different companies and the previous experience of its managing directors and senior advisors. In addition, we believe our affiliation with Greenhill provides us with considerable sector expertise and greater insight into sector participants, strategies and trends. Furthermore, where appropriate, Greenhill’s managing directors and senior advisors will be available to offer us valuable advice on transaction structuring and other matters.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business or businesses an alternative to the traditional initial public offering through a merger or other business combination. The owners of a target business could exchange their shares of stock in the target business for shares of our stock. We believe target businesses will find this method a less expensive, quicker and more certain process to becoming a public company than the typical initial public offering. Once public, we believe the target business would then have greater access to capital and additional means to motivate management consistent with stockholders’ interests. Becoming a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company makes us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a well established entity.

Financial Position

We offer a target business or businesses a variety of options such as providing the owners of a target business or businesses with shares in a public company and a public means to sell such shares, providing for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate a business combination using our cash (with a trust account initially in the amount of approximately $400,000,000), debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Availability of Significant Equity Incentives for Management

We anticipate that in connection with the consummation of our initial business combination, we will establish an equity incentive plan which would permit us to issue equity based incentive compensation, in the form of restricted stock units, options and other forms of awards, to existing and/or new management and other employees of the acquired business. We expect that 3% of our shares outstanding immediately before the business combination would be reserved for issuance to those persons who will act as senior members of management of our company following the business combination. No awards under this equity incentive plan would be made to Messrs. Bok or Niehaus. While the terms of the individual awards would be determined in connection with the consummation of our initial business combination, we expect that any such awards would be subject to vesting requirements (based either on time or performance or both) and transfer restrictions. We believe the availability of significant equity incentives to members of senior management will enable us to attract talented management teams for the combined business.

Investment Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use the following criteria and guidelines in evaluating acquisition opportunities. However, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

•	Established, Proven Track Records. We will generally pursue companies with a history of strong operating and financial results. However, we may acquire a company undergoing a turnaround that demonstrates strong prospects for future growth.

•	Strong Free Cash Flow Characteristics. We will pursue companies that have a history of, or potential for, strong, stable free cash flow generation. We will focus on companies that have or are expected to build predictable, recurring revenue streams and have low working capital and capital expenditure requirements.

•	Strong Competitive Industry Position. We will pursue businesses that operate within industries that have strong fundamentals. The factors we will consider include growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry. Within these industries, we will focus on companies that have a leading or niche market position. We will analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent or other types of unique asset protection and brand positioning. We will pursue businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and develop or sustain profitability and deliver strong free cash flow.

•	Strong and Experienced Management Team. We will pursue businesses that either have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We believe the significant contacts of our management team and Greenhill may also help us to find executives and managers who can strengthen the businesses we may acquire. We will focus on management teams with a proven track record of delivering revenue growth, enhancing profitability and generating strong free cash flow.

•	Diversified Customer and Supplier Base. We will pursue businesses that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

While we may seek to acquire or acquire control of more than one business or asset, which we refer to as our ‘‘target business’’ or ‘‘target businesses,’’ our initial business combination must involve one or more target businesses having a fair market value, individually or collectively, equal to at least 80% of the balance in the trust account at the time of such initial business combination (less deferred underwriting discounts and commissions of approximately $16.4 million). We will only consummate a business combination in which we become the controlling stockholder of the target. The key factor that we will rely on in determining controlling stockholder status would be our acquisition of at least 50.1% of the voting equity interests or membership interests of the target company, as applicable, or in the case of a partnership, the acquisition of the general partner. However, in connection with the consummation of our initial business combination we may issue additional common stock or securities convertible into or exercisable for common stock such as convertible preferred stock, convertible debt, or warrants in which case our stockholders before our initial business combination may not own a majority of our common stock following the consummation of the business combination. In addition, we will not enter into our initial business combination with any entity in which our founding stockholder, or any of our officers or directors or their affiliates has a material ownership interest, nor will we acquire any company in which a Greenhill merchant banking fund has a material ownership interest.

If we are unable to consummate a business combination by February 14, 2010, our corporate existence will cease and we will implement our liquidation plan, which will include the distribution of the proceeds held in the trust account to our public stockholders in an amount we expect to be approximately $10.00 per share of common stock held by them.

Recent Developments

On March 14, 2008, John D. Liu resigned as Chief Financial Officer. On the same date, we appointed Harold J. Rodriguez, Jr. to serve as Chief Financial Officer. Mr. Rodriguez has served as our Treasurer since our formation in November 2007 and serves as the Chief Administrative Officer and Chief Compliance Officer of Greenhill.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. While substantially all of the net proceeds of our initial public offering are allocated to completing an initial business combination, the proceeds are not otherwise designated for more specific purposes. If we engage in an initial business combination with a target business using our capital stock or debt financing to fund the combination, proceeds from our initial public offering and the sale of the private placement warrants will then be used to undertake additional acquisitions or to fund the operations of the target business on a post-combination basis. We may engage in an initial business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an already public company to avoid the uncertainties associated with undertaking its own public offering. These uncertainties include time delays, compliance and governance issues, significant expense, a possible loss of voting control, and the risk that market conditions will not be favorable for an initial public offering at the time the offering is ready to be commenced. We may seek to effect a business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.

Sources of target businesses

We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our executive officers and directors and Greenhill. While our executive officers are not required to commit to our business on a full-time basis and our directors have no commitment to spend any time in identifying or performing due diligence on potential target businesses, our executive officers and directors believe that the relationships they have developed over their careers and their access to Greenhill professionals will generate a number of potential business combination opportunities that will warrant further investigation. Various unaffiliated parties, such as investment banking firms, venture capital funds, private equity funds, leveraged buyout funds and similar sources, may also bring potential target businesses to our attention.

We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses that we have not previously identified. Such fees or compensation may be calculated as a percentage of the dollar value of the transaction and/or may involve monthly retainer payments. We will seek to negotiate the lowest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. Payment of finder’s fees is customarily tied to completion of a transaction. Although it is possible that we may pay finder’s fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event will we pay our founding stockholder, our officers or directors or any entity with which they or we are affiliated, including Greenhill, any finder’s fee or other compensation for services rendered to us before or in connection with the consummation of an initial business combination, other than (i) repayment of an advance of $250,000 (and accrued interest thereon) made to us by Greenhill to cover offering-related and organizational expenses; (ii) payment of an aggregate of $10,000 per month to Greenhill for office space, secretarial and administrative services; and (iii) reimbursement for any out-of-pocket expenses related to our initial public offering and identifying, investigating and consummating an initial business combination. In addition, neither our founding stockholder, nor our officers or directors or any entity with which they are affiliated, including Greenhill, will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any initial business combination involving us other than any compensation or fees that may be received for any services provided following such initial business combination. Our audit committee will review and approve all payments made to our founding stockholder, our officers and directors and our or their affiliates, other than the $10,000 per month payment described above, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the balance in the trust account (less deferred underwriting discounts and commissions of approximately $16.4 million) at the time of such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. However, we will only consummate a business combination in which we become the controlling stockholder of the target. The key factor that we will rely on in determining controlling stockholder status would be our acquisition of at least 50.1% of the voting equity interests or membership interests of the target company, as applicable, or, in the case of a partnership, our acquisition of the general partner. We may choose to issue additional debt or equity securities to consummate a business combination, however, and our stockholders before the business combination may not own a majority of our common stock following the consummation of a business combination. We will not consider any transaction that does not meet such criteria. In addition, we will not enter into our initial business combination with any entity in which our founding stockholder, any of our officers, directors or our or their affiliates has a material ownership interest, nor will we acquire any company in which a Greenhill merchant banking fund has a material ownership interest.

In evaluating a prospective target business, our management will consider a variety of criteria and guidelines, including the following:

•	established, proven track records;

•	strong free cash flow characteristics;

•	strong competitive industry position;

•	strong and experienced management team; and

•	diversified customer and supplier base.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete the initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. We expect that due diligence of prospective target businesses will be performed by some or all of our officers and directors and Greenhill employees. We may engage accounting firms or other third-party consultants to assist us with performing due diligence and valuations of the target company. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a potential or initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete an initial business combination.

Fair market value of target business or businesses and determination of offering amount

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (less deferred underwriting discounts and commissions of approximately $16.4 million) at the time of such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the balance in the trust account (less deferred underwriting discounts and commissions as described above) at the time of such initial business combination. The fair market value of a portion of a target business will be calculated by multiplying the fair market value of the entire business by the percentage of the target business we acquire. We may seek to consummate our initial business combination with a target business or businesses with a collective fair market value in excess of the balance in the trust account. However, we would need to obtain additional financing to consummate such an initial business combination, and there is no assurance we would be able to obtain such financing. If we seek to acquire more than one target business or to acquire the assets of several operating businesses at the same time, all of the acquisitions will be contingent on the closings of the other acquisitions and shareholders will vote on the proposed business combination as a whole.

In determining the size of our initial public offering, our management concluded, based on their collective experience, that an offering of $400 million, together with the $8 million in proceeds of the private placement of the private placement warrants, would provide us with sufficient equity capital to execute our business plan. We believe that this amount of equity capital (net of underwriting fees), plus our ability to finance an acquisition using stock or debt in addition to the cash held in the trust account, will give us substantial flexibility in selecting an acquisition target and structuring our initial business combination. This belief is not based on any research, analysis, evaluations, discussions, or compilations of information with respect to any particular investment or any such action undertaken in connection with our organization. We cannot assure you that our belief is correct, that we will be able to successfully identify acquisition candidates, that we will be able to obtain any necessary financing or that we will be able to consummate a transaction with one or more target businesses whose fair market value, collectively, is equal to at least 80% of the balance in the trust account (less deferred underwriting discounts and commissions of approximately $16.4 million) at the time of the initial business combination.

In contrast to many other blank check companies that must combine with one or more target businesses that have a fair market value equal to 80% or more of the acquiring company’s net assets, we will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the amount in the trust account (less deferred underwriting discounts and commissions of approximately $16.4 million). We have used this criterion to provide investors and our executive officers and directors with greater certainty as to the fair market value that a target business or businesses must have to qualify for our initial business combination. The determination of net assets requires an acquiring company to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the ongoing nature of legal, accounting, stockholder meeting and other expenses that will be incurred immediately before and at the time of an initial business combination, the balance of an acquiring company’s total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have determined to use the valuation threshold of 80% of the amount in the trust account (less deferred underwriting discounts and commissions of approximately $16.4 million) for the fair market value of the target business or businesses with which we combine so that our executive officers and directors will have greater certainty when selecting, and our investors will have greater certainty when voting to approve or disapprove, a proposed initial business combination with a target business or businesses that such target business or businesses will meet the minimum valuation criterion for our initial business combination.

Our board of directors will perform its own valuations and analyses in seeking to determine that the target has a fair market value of at least 80% of the balance in the trust account (less deferred underwriting discounts and commissions of approximately $16.4 million) at the time of the proposed business combination. Whether or not the fair market value of a target business is in excess of 80% of the proceeds in the trust account or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, and book value. The board of directors will make its valuation assessment based on all relevant information available at the time, which may differ on a case-by-case basis depending on the specific nature of the target and the structure of the transaction, including the projected performance of the target based on its potential under our business plan (as determined based upon standards generally accepted by the financial community, as well as the criteria discussed under ‘‘Selection of a target business and structuring of a business combination’’ above). Accordingly, we cannot predict at this time the precise information that the board of directors intends to provide to stockholders regarding the valuation of a particular target, other than whether it meets the 80% threshold criterion. If our board of directors is unable to determine independently that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion in that regard from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, or other nationally recognized appraiser with expertise in the specific industry in question. We expect that any such opinion would be included in our proxy soliciting materials furnished to our stockholders in connection with the stockholder vote on our initial business combination, and that such independent investment banking firm or appraiser will be a consenting expert. We will not be required to obtain an opinion from an investment banking firm or appraiser as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion. In addition, if our board of directors has informed stockholders that it believes that a target business meets the 80% threshold criterion, our board of directors will not be otherwise required to provide stockholders with valuations and analyses or quantify the value of any target. Further, if we issue shares to acquire a target and such issuance causes the investors in our initial public offering to collectively become minority stockholders, we will not be required to obtain an opinion or independently opine on whether the transaction is fair to our stockholders. However, any such issuance shall not affect the requirement that a majority of the shares of common stock voted by our public stockholders must approve any initial business combination.

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the transaction is such as would not ordinarily require stockholder approval under applicable state law. At the same time, we will submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our perpetual existence if the initial business combination is approved and consummated. The quorum required to constitute this meeting, as for all meetings of our stockholders in accordance with our bylaws, is a majority of our issued and outstanding common stock (whether or not held by public stockholders). We will consummate our initial business combination only if (i) the initial business combination is approved by a majority of votes cast by our public stockholders in person or by proxy at a duly held stockholders meeting, (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock and (iii) public stockholders owning no more than 30% (minus one share) of our outstanding shares of common stock sold in our initial public offering both vote against the business combination and exercise their conversion rights. This may have the effect of making it easier for us to have an initial business combination approved over stockholder dissent than other blank check companies with a business purpose similar to ours. Similar blank check companies generally will not consummate an initial business combination if public stockholders holding more than 20% of their outstanding shares of common stock exercise their conversion rights.

Under the terms of our amended and restated certificate of incorporation, this provision may not be amended without the unanimous consent of our stockholders before consummation of an initial business consummation. Even though the validity of unanimous consent provisions under Delaware General Corporation Law has not been settled, neither we nor our board of directors will propose any amendment to this 30% threshold, or support, endorse or recommend any proposal that stockholders amend this threshold (subject to any fiduciary obligations our management or board of directors may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that not less than 30% of the shares sold in our initial public offering (minus one share) have the ability to be converted to cash by public stockholders exercising their conversion rights and the initial business combination will still go forward. Provided that a quorum is in attendance at the meeting, in person or by proxy, a failure to vote on the initial business combination at the stockholders’ meeting will have no outcome on the transaction. Voting against our initial business combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the trust account. In order to convert its shares, a stockholder must have also exercised the conversion rights described below.

If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination until February 14, 2010. In connection with seeking stockholder approval of our initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on U.S. generally accepted accounting principles or prepared in accordance with International Financial Reporting Standards as approved by the International Accounting Standards Board.

Our initial stockholders have agreed, in connection with the stockholder vote required to approve our initial business combination, to vote the founder’s shares in accordance with the majority of the shares of common stock voted by the public stockholders. Our founding stockholder and each of our executive officers and directors have also agreed that if it, he or she acquires shares of common stock in or following our initial public offering, it, he or she will vote all such acquired shares in favor of our initial business combination. As a result, neither our initial stockholders, nor our executive officers or directors will be able to exercise conversion rights with respect to any of our shares that it, he or she may acquire before, in or after our initial public offering.

Conversion rights

At the time we seek stockholder approval of our initial business combination, we will offer our public stockholders the right to have their shares of common stock converted to cash if they vote against the business combination and the business combination is approved and consummated. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his, her or it or any other person with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering, which includes the stockholder vote required to approve our initial business combination. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him, her or it or his, her or its affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of stock before the vote held to approve a proposed initial business combination and attempt to use the conversion right as a means to force us or our management to purchase their stock at a significant premium to the then current market price. Absent this provision, for example, a public stockholder who owns 15% of the shares sold in our initial public offering could threaten to vote against a proposed business combination and seek conversion, regardless of the merits of the transaction, if his, her or its shares are not purchased by us or our management at a premium to the then current market price. By limiting each stockholder’s ability to convert only up to 10% of the shares sold in our initial public offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders. However, we are not restricting the stockholders’ ability to vote all of their shares against the business combination.

The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account (before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes payable on such interest and net of franchise taxes, which shall be paid from the trust account, and net of interest income previously released to us to fund our working capital requirements), calculated as of two business days before the consummation of the proposed initial business combination, divided by the number of shares sold in our initial public offering. The initial per-share conversion price is expected to be approximately $10.00, which equals the per-unit initial public offering price of $10.00. The underwriters have agreed that upon the consummation of our initial business combination, the deferred underwriting discounts and commissions released to it from the trust account will be net of the pro rata amount of deferred underwriting discounts and commissions paid to stockholders who properly exercise their conversion rights.

An eligible public stockholder who wishes to exercise its conversion rights may request conversion of its shares at any time after the mailing to our stockholders of the proxy statement and before the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the public stockholder votes against a initial business combination, our initial business combination is approved and completed, and the public stockholder holds its shares through the closing of our initial business combination and the public stockholder follows the specific procedures for conversion that will be set forth in the proxy statement relating to the stockholder vote on a proposed initial business combination. Following the approval of our initial business combination by our stockholders and until the completion of such initial business combination (or termination of the definitive agreement relating to the proposed initial business combination), any transfer of shares owned by a public stockholder who has requested to exercise its conversion rights will be blocked. If a public stockholder votes against our initial business combination but fails to properly exercise its conversion rights, such public stockholder will not have its shares of common stock converted. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting of stockholders being held for the purpose of approving the initial business combination. It is anticipated that the funds to be distributed to public stockholders who elect conversion will be distributed promptly after completion of our initial business combination. Public stockholders who exercise their conversion rights will still have the right to exercise any warrants they still hold.

We may require public stockholders to tender their certificates to our transfer agent before the meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. We will notify investors on a current report on Form 8-K and in our proxy statement related to the initial business combination if we impose this requirement. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a stockholder could simply vote against a proposed business combination and check a box on the proxy card indicating such stockholder was seeking to exercise its conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him, her or it to deliver his, her or its certificate to verify ownership. As a result, the stockholder then had an ‘‘option window’’ after the consummation of the business combination during which he, she or it could monitor the price of the stock in the market. If the price rose above the conversion price, the stockholder could sell his, her or its shares in the open market before actually delivering his, her or its shares to the company for cancellation in consideration for the conversion price. Thus, the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would become an option to convert surviving past the consummation of the business combination until the converting stockholder delivered his, her or its certificate. The requirement for physical or electronic delivery before the meeting ensures that a converting stockholder’s election to convert is irrevocable once the business combination is approved.

If we elect to require physical delivery of the share certificates, we would expect that stockholders would have to comply with the following steps. If the shares are held in street name, stockholders must instruct their account executive at the stockholders’ bank or broker to withdraw the shares from the stockholders’ account and request that a physical certificate be issued in the stockholders’ name. Our transfer agent will be available to assist with the process. No later than the day before the stockholder meeting, the written instructions stating that the stockholder wishes to convert his or her shares into a pro rata share of the trust account and confirming that the stockholder has held the shares since the record date and will continue to hold them through the stockholder meeting and the closing of our business combination must be presented to our transfer agent. Certificates that have not been tendered in accordance with these procedures by the day before the stockholder meeting will not be converted into cash. In the event that a stockholder tenders his or her shares and decides before the stockholder meeting that he or she does not want to convert his or her shares, the stockholder may withdraw the tender. In the event that a stockholder tenders shares and our business combination is not completed, these shares will not be converted into cash and the physical certificates representing these shares will be returned to the stockholder.

In connection with a vote to approve our initial business combination, public stockholders may elect to vote a portion of their shares for and a portion of their shares against such proposal. If the initial business combination is approved and consummated, public stockholders who elected to convert the portion of their shares voted against the initial business combination will receive the conversion price with respect to those shares (subject to the 10% limitation discussed above) and may retain any other shares they own.

We expect the initial conversion price to be approximately $10.00 per share. If this amount is lower than the $10.00 per unit initial public offering price or less than the market price of a share of our common stock on the date of conversion, there may be a disincentive to public stockholders to exercise their conversion rights.

If a vote on an initial business combination is held and the business combination is not approved, we may continue to try to consummate an initial business combination with a different target until February 14, 2010. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. Those public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only if the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until February 14, 2010. If we consummate our initial business combination before the applicable date, we will seek to amend this provision to provide for our perpetual existence. If we have not completed our initial business combination by the applicable date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. Because of this provision in our amended and restated certificate of incorporation, no resolution by our board of directors and no vote by our stockholders to approve our dissolution would be required for us to dissolve and liquidate. Instead, we will notify the Delaware Secretary of State in writing on the termination date that our corporate existence is ceasing, and include with such notice payment of any franchise taxes then due to or assessable by the state.

If we are unable to complete a business combination by February 14, 2010, our existence will automatically terminate and as promptly as practicable thereafter we will adopt a plan of distribution that makes reasonable provision for claims against us in accordance with Section 281(b) of the Delaware General Corporation Law. Upon our plan of distribution, the trustee will commence liquidating the investments constituting the trust account and distribute the proceeds to our public stockholders.

Section 278 provides that even after we cease our business activities and distribute the balance of the trust account to our public stockholders, our existence will continue for at least three years after our termination for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun before the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets. Any remaining assets will be available for distribution to our stockholders.

We expect that all costs and expenses associated with implementing our plan of distribution, as well as payments to any creditors, will be funded from amounts remaining out of the $225,000 of proceeds held outside the trust account and from the $5.0 million, subject to adjustment, in interest income on the balance of the trust account that may be released to us to fund our working capital requirements. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of distribution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request that the trustee release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

Our initial stockholders have waived their right to participate in any liquidation distribution with respect to the founder’s shares, but not with respect to any shares of our common stock they may have purchased in our initial public offering or may purchase in the secondary market. Additionally, if we do not complete an initial business combination and the trustee must distribute the balance of the trust account, the underwriters have agreed to forfeit any rights or claims to their deferred underwriting discounts and commissions then in the trust account, and those funds will be included in the pro rata liquidation distribution to the public stockholders. There will be no distribution from the trust account with respect to any of our warrants, which will expire worthless if we are liquidated, and as a result purchasers of our units will have paid the full unit purchase price solely for the share of common stock included in each unit.

If we are unable to conclude an initial business combination and expend all of the net proceeds of our initial public offering and the founding stockholder’s investment other than the proceeds deposited in the trust account, and without taking into account any interest earned on the trust account, the initial per-share liquidation price will be $10.00, which equals the per-unit initial public offering price of $10.00.

The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of our stockholders, and we therefore cannot assure you that the actual per-share liquidation price will not be less than $10.00 Although before completion of our initial business combination, we will seek to have all third parties (including any vendors or any other entities with which we enter into a contractual relationship following consummation of our initial public offering but excluding our accountants) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any assets held in the trust account, there is no guarantee that they will execute such agreements. It is also possible that such waiver agreements would be held unenforceable, and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the trust account for amounts owed them. If a target business or other third party were to refuse to enter into such a waiver, we would enter into discussions with such target business or engage such other third party only if our management determined that we could not obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming wrongful interference with a business relationship as a result of our initial business combination.

Our founding stockholder has agreed that it will be liable to us if and to the extent claims by third parties reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered or products sold to us, by a third party with which we entered into a contractual relationship following consummation of our initial public offering or by a prospective target business. A ‘‘vendor’’ refers to a third party that enters into an agreement with us to provide goods or services to us. However, the agreement entered into by our founding stockholder specifically provides for two exceptions to the indemnity given: there will be no liability (1) as to any claimed amounts owed to a third party who executed a valid and enforceable waiver or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the ‘‘Securities Act’’). Furthermore, there could be claims from parties other than vendors or target businesses that would not be covered by the indemnity from our founding stockholder, such as stockholders and other claimants who are not parties in contract with us who file a claim for damages against us. Based on a review of publicly available financial statements, we believe that our founding stockholder is capable of funding its indemnity obligations, even though we have not asked them to reserve for such an eventuality. We cannot assure you, however, that our founding stockholder would be able to satisfy those obligations.

Under Delaware General Corporation Law, creditors of a corporation have a superior right to stockholders in the distribution of assets upon liquidation. Consequently, if the trust account is liquidated and paid out to our public stockholders before satisfaction of the claims of all of our creditors, it is possible that our stockholders may be held liable for third parties’ claims against us to the extent of the distributions received by them.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to return at least $10.00 per share to our public stockholders.

A public stockholder will be entitled to receive funds from the trust account only if we do not consummate an initial business combination by February 14, 2010 or if the stockholder converts its shares into cash after voting against an initial business combination that is actually completed by us and exercising its conversion rights. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Before our completing an initial business combination or liquidating, we are permitted to have released from the trust account only (i) interest income to pay income taxes on interest income earned on the trust account balance and (ii) interest income earned of up to $5.0 million, subject to adjustment, to fund our working capital requirements.

Conflicts of Interest

Greenhill undertakes a broad range of financial advisory services and merchant banking activities for a wide variety of clients on a global basis, and for its own account. Accordingly, there may be situations in which Greenhill has an obligation or an interest that actually or potentially conflicts with our interests. You should assume that these conflicts will not be resolved in our favor and, as a result, we may be denied certain investment opportunities or may be otherwise disadvantaged in some situations by our relationship to Greenhill.

Greenhill currently operates merchant banking businesses in the United States and Europe. Funds advised by Greenhill Capital Partners make equity and equity-related investments in middle-market companies located primarily in North America and the United Kingdom. Such funds generally make controlling or influential minority investments that do not exceed $220 million in companies with enterprise values of $50 to $500 million. Greenhill Capital Partners II, L.P. and its affiliated investment funds had, as of December 31, 2007, remaining available capital commitments of $307 million; the investment period for these funds expires in June 2010 (but may be terminated earlier or extended under certain circumstances). Greenhill Capital Partners Europe LP and its affiliated investment funds had, as of December 31, 2007, remaining available capital commitments of £160 million; the investment period for these funds expires in December 2012 (but may be terminated earlier or extended under certain circumstances). Funds advised by Greenhill Venture Partners make early growth stage private equity and equity-related investments primarily in companies that offer technology-enabled services or business information services in the Greater Tri-State Area, which encompasses the region from Eastern Pennsylvania to Northern Connecticut. Greenhill SAVP and its affiliated investment funds had, as of December 31, 2007, remaining available capital commitments of

$75 million; the investment period for these funds expires in September 2011 (but may be terminated earlier or extended under certain circumstances). None of the Greenhill funds, therefore, has as much capital available for investment as we do. The fair market value of the businesses in which the funds advised by Greenhill Venture Partners invest is generally so low as to make it highly improbable that a conflict of interest would arise. Similarly, we believe that Greenhill’s other merchant banking funds generally target transactions of a smaller size that would not be suitable for our initial business combination, and we understand that the largest equity investment made by the Greenhill merchant banking funds in a single portfolio company, to date, was approximately $78 million. However, if we were to pursue multiple simultaneous targets for our initial business combination, we might compete with Greenhill’s merchant banking funds for one or more of such targets. In addition, if Greenhill’s merchant banking funds were to participate in a transaction with other investors in the acquisition of a larger target, such group of investors, including Greenhill’s fund or funds, may directly compete with us for a possible target for our initial business combination. Finally, Greenhill may raise new merchant banking funds or otherwise expand its asset management businesses in the future and such new funds or businesses may compete with us for possible targets for our initial business combination.

Clients of Greenhill’s financial advisory business may also compete with us for investment opportunities meeting our initial business combination objectives. If Greenhill is engaged to act for any such clients, you should assume that we will be precluded from pursuing opportunities suitable for such client. In addition, investment ideas generated within Greenhill, including by Mr. Bok and Mr. Niehaus, may be suitable for both us and for an investment banking client of Greenhill or a current or future fund advised by a Greenhill entity and may be directed to such client or fund rather than to us. Greenhill’s financial advisory business may also be engaged to advise the seller of a company, business or assets that would qualify as an investment opportunity for us. In such cases, you should assume that we will be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, Greenhill’s interests or its obligations to the seller will diverge from our interests.

Pursuant to the terms of our amended and restated certificate of incorporation neither Greenhill nor members of our management or directors who are also employed by Greenhill have any obligation to present us with any opportunity for a potential business combination of which they become aware. Greenhill and/or our management or directors, in their capacities as officers or managing directors of Greenhill or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future funds or third parties, including clients of Greenhill, before they present such opportunities to us. As a result, you should assume that to the extent any member of our management or any of our directors employed by Greenhill locates a business opportunity suitable for us and another entity to which such person has a fiduciary obligation or pre-existing contractual obligation to present such opportunity, he will first give the opportunity to such other entity or entities, and he will only give such opportunity to us to the extent such other entity or entities reject or are unable to pursue such opportunity. In addition, our other directors may have fiduciary duties or pre-existing contractual obligations that prevent them from presenting otherwise suitable target businesses to us. Our other directors are under no obligation to present opportunities of which they become aware to us, unless such opportunity was expressly offered to the director solely in his capacity as a director of our company.

Certificate of Incorporation

Our amended and restated certificate of incorporation sets forth certain provisions designed to provide certain rights and protections to our stockholders before the consummation of a business combination, including that:

•	upon the consummation of our initial public offering, $400.0 million (comprising (i) $392.0 million of the net proceeds of our initial public offering, including approximately $16.4 million of deferred underwriting discounts and (ii) $8.0 million of the proceeds from the sale of the private placement warrants) shall be placed into the trust account;

•	before the consummation of our initial business combination, we shall submit the initial business combination to our stockholders for approval;

•	we will consummate an initial business combination only if it has a fair market value equal to at least 80% of the amount held in trust at the time of such initial business combination (less deferred underwriting discounts and commissions of approximately $16.4 million);

•	we may consummate our initial business combination only if (i) the initial business combination is approved by a majority of the shares of common stock voted by our public stockholders at a duly held stockholders meeting, (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock, and (iii) public stockholders owning no more than 30% of the shares (minus one share) sold in our initial public offering have voted against the business combination and exercise their conversion rights;

•	if a proposed initial business combination is approved and consummated, public stockholders who exercised their conversion rights and voted against the initial business combination may convert their shares into cash at the conversion price on the closing date of such initial business combination; provided that a public stockholder, together with any affiliate of his, her or it or any other person with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering;

•	if our initial business combination is not consummated by February 14, 2010, then our existence will terminate and we will distribute all amounts in the trust account (except for such amounts as are paid to creditors or reserved for payment to creditors in accordance with Delaware General Corporation Law) and any net assets remaining outside the trust account on a pro rata basis to all of our public stockholders;

•	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction before our initial business combination;

•	before our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on a business combination;

•	before our initial business combination we are prohibited from incurring debt for borrowed money unless such debt does not require the payment of interest prior to an initial business combination and the lender waives any rights to amounts held in trust;

•	our audit committee shall monitor compliance on a quarterly basis with the terms of our amended and restated certificate of incorporation and the agreements relating to our initial public offering and, if any noncompliance is identified, the audit committee is charged with the immediate responsibility to take all action necessary to rectify such noncompliance or otherwise cause compliance with such terms;

•	the audit committee shall review and approve all payments made to our officers, directors and our and their affiliates, other than the payment of an aggregate of $10,000 per month to Greenhill for office space, secretarial and administrative services, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval; and

•	we will not enter into our initial business combination with any entity in which our founding stockholder, any of our officers or directors or their affiliates has a material ownership interest, nor will we acquire any company in which a Greenhill merchant banking fund has a material ownership interest.

Our amended and restated certificate of incorporation requires that before the consummation of our initial business combination we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware General Corporation Law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view all of the foregoing provisions as obligations to our stockholders. Neither we nor our board of directors will propose any amendment to these provisions, or support, endorse or recommend any proposal that stockholders amend any of these provisions at any time before the consummation of our initial business combination (subject to any fiduciary obligations our management or board of directors may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that not less than 30% of the shares sold in our initial public offering (minus one share) have the ability to be converted to cash by public stockholders exercising their conversion rights and the business combination will still go forward.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, as well as operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there should be numerous potential target businesses with which we could combine, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders who vote against the initial business combination and exercise their conversion rights may reduce the resources available to us for an initial business combination;

•	our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses; and

•	the requirement to acquire an operating business that has a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (less deferred underwriting discounts and commissions of approximately $16.4 million) could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Facilities

Our executive offices are currently located at 300 Park Avenue, 23rd Floor, New York, New York 10022. The cost for this space is included in the $10,000 per-month fee described above that our founding stockholder charges us for general and administrative services. We believe, based on rents and fees for similar services in the New York City area that the fee charged by our founding stockholder is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. We do not expect to have any full-time employees before the consummation of a business combination.

Item 1A.	Risk Factors

We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results, and we only recently commenced operations with the closing of our initial public offering. Because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We will not generate any revenues from operating activities until, at the earliest, after completing an initial business combination. We cannot assure you as to when, or if, an initial business combination will occur. If we expend all of the $225,000 in proceeds from our initial public offering not held in the trust account and interest income earned of up to $5.0 million on the balance of the trust account that may be released to us to fund our working capital requirements in seeking an initial business combination, but fail to complete such an initial business combination, we may never generate any operating revenues.

We may not be able to consummate our initial business combination within the required time frame, in which case our corporate existence would cease and we would liquidate our assets.

We must complete our initial business combination with one or more target businesses that have a fair market value of at least 80% of the amount held in our trust account at the time of the initial business combination (less deferred underwriting discounts and commissions of approximately $16.4 million) by February 14, 2010. If we fail to consummate a business combination within the required time frame, our corporate existence will cease and we will liquidate our assets. The foregoing requirements are set forth in our amended and restated certificate of incorporation and, until the consummation of our initial business combination, may not be eliminated without the vote of our board of directors and the vote of 100% of the shares of our outstanding voting stock cast at a meeting of the stockholders at which a quorum is present. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination. Prior to the completion of our initial public offering, we did not have any specific initial business combination under consideration nor had we, or had anyone on our behalf, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction.

If we liquidate before concluding an initial business combination our warrants will expire worthless.

Our outstanding warrants are not entitled to participate in a liquidation distribution and the warrants will therefore expire worthless if we liquidate before completing an initial business combination. For a more complete discussion of the effects on our stockholders if we are unable to complete an initial business combination, please see ‘‘Business — Effecting a Business Combination — Liquidation if no business combination.’’

If we are unable to consummate our initial business combination, our public stockholders will be forced to wait, at a minimum, until February 14, 2010 before receiving liquidation distributions.

We have until February 14, 2010 to consummate our initial business combination. If we do not consummate our initial business combination during such time period, we will liquidate in accordance with our amended and restated certificate of incorporation. We have no obligation to return funds to public stockholders before such date unless we consummate our initial business combination prior thereto and only then in cases where public stockholders have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete our initial business combination. Further, we may not be able to disburse the funds in our trust account immediately after February 14, 2010 until we have commenced the liquidation process in accordance with our amended and restated certificate of incorporation and the Delaware General Corporation Law. If we have not consummated our initial business combination by February 14, 2010, we will automatically dissolve without need of a stockholder vote.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our existing stockholders) the right to have his, her, or its shares of common stock converted to cash if the stockholder votes against the business combination but the business combination is approved and completed. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his, her or it or any other person with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering. Accordingly, if a stockholder holding more than 10% of our shares votes all of his, her or its shares against a proposed business combination and such proposed business combination is approved, such stockholder will not be able to seek conversion rights with respect to the full amount of his, her or its shares and may be forced to hold such additional shares or sell them in the open market. We cannot assure you that the value of such additional shares will appreciate over time following a business combination or that the market price of the common stock will exceed the per-share conversion price.

We may require stockholders who wish to convert their shares to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights before the deadline for exercising conversion rights.

We may require public stockholders who wish to convert their shares to tender their certificates to our transfer agent before the stockholder meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. To obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If it takes longer than we anticipate to obtain a physical certificate, stockholders who wish to convert may be unable to obtain physical certificates by the deadline for exercising their conversion rights and thus will be unable to convert their shares.

We may proceed with an initial business combination even if public stockholders owning 11,999,999 of the shares sold in our initial public offering exercise their conversion rights. This requirement may make it easier for us to have an initial business combination approved over stockholder dissent, and may reduce the amount of cash available to us to consummate our initial business combination.

When we propose our initial business combination, we will offer each public stockholder (other than our initial stockholders) the right to convert his, her or its common stock to cash if the stockholder votes against the business combination and such business combination is approved and consummated. We will consummate our initial business combination only if (i) a majority of the common stock voted by the public stockholders is voted in favor of the business combination, (ii) a majority of our outstanding common stock is voted in favor of an amendment to our amended and restated certificate of incorporation to allow for our perpetual existence, and (iii) public stockholders owning 30% or more of the shares sold in our initial public offering do not vote against the business combination and exercise their conversion rights, provided that a public stockholder, together with any affiliate of his, her or it or any other person with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering. Accordingly, public stockholders holding up to 11,999,999 shares of our common stock may both vote against the initial business combination and exercise their conversion rights and we could still consummate a proposed initial business combination. We have set the conversion percentage at 30% and limited the percentage of shares that a public stockholder, together with any of his, her or its affiliates or other persons with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, can convert to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing an initial business combination that is otherwise approved by a large majority of our public stockholders. However, this may have the effect of making it easier for us to have an initial business combination approved over a stockholder dissent. While there are several other blank check companies similar to ours that include conversion provisions greater than 20%, the 20% threshold has generally been common for blank check companies similar to ours. Because we permit a larger number of public stockholders to exercise their conversion rights and have limited the percentage of shares that they, together with any of their affiliates or other persons with whom they are acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, can convert, it will make it easier for us to have an initial business combination approved over stockholder dissent.

Our initial business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our initial business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following an initial business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

An effective registration statement must be in place in order for a warrant holder to be able to exercise the warrants, otherwise the warrants will expire worthless.

No warrants will be exercisable and we will not be obligated to issue shares of common stock upon exercise of warrants by a holder unless, at the time of such exercise, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to have an effective registration statement covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to that common stock until the warrants expire or are redeemed, and we intend to comply with our undertaking, we cannot assure you that we will be able to do so or that we will be able to prevent the warrants from expiring worthless. Holders of warrants may not be able to exercise their warrants, the market for the warrants may be limited and the warrants may be deprived of any value if there is no effective registration statement covering the shares of common stock issuable upon exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current. In such event, the holder of a unit will have paid the entire unit purchase price for the common stock contained in the unit as the warrant will be worthless. Holders of warrants will not be entitled to a cash settlement for their warrants if we fail to have an effective registration statement or a current prospectus available relating to the common stock issuable upon exercise of the warrants, and holders’ only remedies in such event will be those available if we are found by a court of law to have breached our contractual obligation to them by failing to do so.

You will not be entitled to protections normally afforded to investors in blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that had not been identified at the time of the initial public offering, we may have been deemed a ‘‘blank check’’ company under the U.S. securities laws. However, since our securities are listed on the American Stock Exchange, a national securities exchange, and we have net tangible assets in excess of $5 million and have filed a current report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, our stockholders will not receive the benefits or protections of Rule 419. Among other things, this means we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Under Delaware General Corporation Law, a court could invalidate the requirement that certain provisions of our amended and restated certificate of incorporation be amended only by unanimous consent of our stockholders; amendment of those provisions could reduce or eliminate the protections they afford to our stockholders.

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. Our amended and restated certificate of incorporation provides, among other things, that:

•	upon the consummation of our initial public offering, $400.0 million (comprising (i) $392.0 million of the net proceeds of our initial pubic offering, including approximately $16.4 million of deferred underwriting discounts and commissions and (ii) $8.0 million of the proceeds from the sale of the private placement warrants) were to be placed into the trust account, which occurred at such time;

•	before the consummation of our initial business combination, we shall submit the initial business combination to our stockholders for approval;

•	we will consummate an initial business combination only if it has a fair market value equal to at least 80% of the amount held in trust (less deferred underwriting discounts and commissions) at the time of such business combination;

•	we may consummate our initial business combination only if (i) the initial business combination is approved by a majority of the shares of common stock voted by our public stockholders at a duly held stockholders meeting, (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock, and (iii) public stockholders owning no more than 30% of the shares (minus one share) sold in our initial public offering have voted against the business combination and exercise their conversion rights;

•	if our initial business combination is not consummated by February 14, 2010, then our existence will terminate and we will distribute all amounts in the trust account (except for such amounts as are paid to creditors or reserved for payment to creditors in accordance with Delaware General Corporation Law) and any net assets remaining outside the trust account on a pro rata basis to all of our public stockholders; and

•	we will not enter into our initial business combination with any entity in which our founding stockholder, or any of our officers or directors or their affiliates has a material ownership interest, nor will we acquire any company in which a Greenhill merchant banking fund has a material ownership interest.

Our amended and restated certificate of incorporation requires that before the consummation of our initial business combination we obtain unanimous consent of our stockholders to amend these provisions. However, the validity of unanimous consent provisions under Delaware General Corporation Law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ statutory rights to amend the corporate charter. In that case, these provisions could be amended without unanimous consent, and any such amendment could reduce or eliminate the protection these provisions afford to our stockholders. However, we view the requirements and restrictions of our amended and restated certificate of incorporation that apply to us until the consummation of our initial business combination as obligations to our stockholders. Neither we nor our board of directors will propose any amendment to those provisions, or support, endorse or recommend any proposal that stockholders amend any of those provisions at any time before the consummation of our initial business combination (subject to any fiduciary obligations our management or board of directors may have). In addition, we believe we have an obligation in every case to structure our initial business combination so that not less than 30% of the shares sold in our initial public offering (minus one share) have the ability to be converted to cash by public stockholders exercising their conversion rights and the business combination will still go forward.

If third parties bring claims against us, or if we go bankrupt, the proceeds held in trust could be reduced and the per-share liquidation price received by you will be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although before completion of our initial business combination, we will seek to have all third parties (including any vendors and any other entities with which we enter into a contractual relationship following consummation of our initial public offering but excluding our accountants) or any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any assets held in the trust account, there is no guarantee that they will execute such agreements. It is also possible that such waiver agreements would be held unenforceable and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the trust account for amounts owed them. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming wrongful interference with a business relationship as a result of our initial business combination. Accordingly, the proceeds held in trust could be subject to claims that would take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than $10.00. Our founding stockholder has agreed that it will be liable to us if and to the extent claims by third parties reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered or products sold to us, by a third party with which we entered into a contractual relationship following consummation of our initial public offering or by a prospective target business. However, the agreement entered into by our founding stockholder specifically provides for two exceptions to the indemnity given: there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable), or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Furthermore, there could be claims from parties other than vendors, third parties with which we entered into a contractual relationship or target businesses that would not be covered by the indemnity from our founding stockholder, such as stockholders and other claimants who are not parties in contract with us who file a claim for damages against us. Based on a review of publicly available financial statements, we believe that our founding stockholder is capable of funding its indemnity obligations, even though we have not asked them to reserve for such an eventuality. We cannot assure you, however, that our founding stockholder would be able to satisfy those obligations.

In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to return at least $10.00 per share to our public stockholders.

Since we have not yet selected a particular industry, you will be unable to currently ascertain the merits or risks of the industry in which we may ultimately operate.

We may consummate an initial business combination with a company in any industry we choose and we are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter an initial business combination. Although the members of our management team will evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risks present in that target business. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a target business. For a more complete discussion of our selection of a target business, please see ‘‘Business — Effecting a Business Combination.’’

Limited ability to evaluate the target business’s management

We will independently evaluate the quality and experience of the existing management of a target business and will assess whether or not they should be replaced on a case-by-case basis. As an example, a company in weak financial condition may be experiencing difficulties because of its capitalization and not because of its operations, in which case operating management may not need to be replaced.

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting an initial business combination with that business, we cannot assure you that our assessment of the target business’s management will prove to be correct. In addition, we cannot assure you that management of the target business will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our executive officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our executive officers and directors will remain associated in some capacity with us following our initial business combination, a final determination of their continued involvement with the business upon completion of an initial business combination will be made jointly with our board of directors and based on the facts and circumstances at the time. The goal of our board of directors will be to ensure that they select the best management team to pursue our business strategy. If they determine that the incumbent management of an acquired business should be replaced and that one or more of our executive officers and directors is the best available replacement, it is possible that some of our executive officers or directors will devote some or all of their efforts to our affairs after our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Our stockholders may be held liable for third parties’ claims against us to the extent of distributions received by them following the termination of our existence.

Our amended and restated certificate of incorporation provides that we will continue in existence only until February 14, 2010. If we consummate our initial business combination before that date, we will seek to amend this provision to permit our continued existence. If we have not completed our initial business combination by that date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by those stockholders upon liquidation. However, if the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, the liability of stockholders with respect to any claim against the corporation is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder. In addition, if the corporation undertakes additional specified procedures, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidation distributions are made to stockholders, any liability of stockholders would be barred with respect to any claim on which an action, suit or proceeding is not brought by the third anniversary of the dissolution (or such longer period directed by the Delaware Court of Chancery). While we intend to adopt a plan of distribution making reasonable provision for claims against the company in compliance with the Delaware General Corporation Law, we do not intend to comply with these additional procedures, as we instead intend to distribute the balance in the trust account to our public stockholders as promptly as practicable following termination of our corporate existence. Accordingly, any liability our stockholders may have could extend beyond the third anniversary of our termination. We cannot assure you that any reserves for claims and liabilities that we believe to be reasonably adequate when we adopt our plan of distribution will suffice. If such reserves are insufficient, stockholders who receive liquidation distributions may subsequently be held liable for claims by creditors of the company to the extent of such distributions.

Our officers and directors may have conflicts of interest in connection with presenting business combination opportunities to us. You should assume that any such conflicts will not be resolved in our favor.

All of our current executive officers are also employees of Greenhill, our founding stockholder: Mr. Bok is Co-Chief Executive Officer of Greenhill and a member of the Investment Committee of Greenhill Capital Partners, Mr. Niehaus is the Chairman of Greenhill Capital Partners, and Mr. Rodriguez is Chief Administrative Officer. Each of Messrs. Bok, Niehaus and Rodriguez are also managing directors of Greenhill and may have obligations to clients of Greenhill that may be in conflict or competition with our consummation of an initial business combination. Each of Messrs. Bok, Niehaus and Rodriguez have a duty to present all business combination opportunities within the lines of business in which Greenhill is engaged (financial advisory services and merchant banking) to Greenhill, and Messrs. Bok and Niehaus are directors of, and have fiduciary duties to, companies in which Greenhill funds have invested, which may result in conflicts with our interests. The terms of our amended and restated certificate of incorporation will provide that Greenhill and our officers and directors who are affiliated with Greenhill do not have a fiduciary duty to present corporate opportunities to us. As a result, we will not have any interest in business combination opportunities that come to the attention of Greenhill and such officers and directors and you should assume that if there are conflicting interests regarding any such opportunity, they will not be resolved in our favor.

Greenhill may represent either a client or advise a merchant banking fund in competition with us to acquire potential target businesses or potential target businesses, thereby causing conflicts of interest that limit our ability to pursue potential targets. These conflicts of interest could have a negative impact on our ability to consummate a business combination.

Greenhill undertakes a broad range of financial advisory services and merchant banking activities for a wide variety of clients on a global basis, and for its own account. Accordingly, there may be situations in which Greenhill has an obligation or an interest that actually or potentially conflicts with our interests. You should assume that these conflicts will not be resolved in our favor and, as a result, we may be denied certain investment opportunities or may be otherwise disadvantaged in some situations by our relationship to Greenhill.

Greenhill currently operates merchant banking businesses in the United States and Europe. Funds advised by Greenhill Capital Partners make equity and equity-related investments in middle-market companies located primarily in North America and the United Kingdom. Such funds generally make controlling or influential minority investments that do not exceed $220 million in companies with enterprise values of $50 to $500 million. Funds advised by Greenhill Venture Partners make early growth stage private equity and equity-related investments primarily in companies that offer technology-enabled services or business information services in the Greater Tri-State Area, which encompasses the region from Eastern Pennsylvania to Northern Connecticut. The fair market value of the businesses in which the funds advised by Greenhill Venture Partners invest is generally so low as to make it highly improbable that a conflict of interest would arise. Similarly, we believe that Greenhill’s other merchant banking funds generally target transactions of a smaller size that would not be suitable for our initial business combination and we understand that the largest equity investment made by the Greenhill merchant banking funds in a single portfolio company, to date, was approximately $78 million. Pursuant to the terms of our amended and restated certificate of incorporation neither Greenhill nor members of our management or directors who are also employed by Greenhill have any obligation to present us with any opportunity for a potential business combination of which they become aware. Greenhill and/or our management or directors, in their capacities as officers or managing directors of Greenhill or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future funds or third parties, including clients of Greenhill, before they present such opportunities to us. As a result, you should assume that to the extent any member of our management or any of our directors employed by Greenhill locates a business opportunity suitable for us and another entity to which such person has a fiduciary obligation or pre-existing contractual obligation to present such opportunity, he will first give the opportunity to such other entity or entities, and he will only give such opportunity to us to the extent such other entity or entities reject or are unable to pursue such opportunity. In addition, our other directors may have fiduciary duties or pre-existing contractual obligations that prevent them from presenting otherwise suitable target businesses to us. Our other directors are under no obligation to present opportunities of which they become aware to us, unless such opportunity was expressly offered to the director solely in his capacity as a director of our company.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses since we will depend on interest earned on the trust account to fund our search, to pay our taxes and to fund our working capital requirements.

Of the net proceeds of our initial public offering, only $225,000 will be available to us initially outside the trust account to pay any additional offering expenses and to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with up to $5.0 million of additional working capital we may need to identify one or more target businesses, to negotiate and obtain approval of our initial business combination, as well as to pay any taxes that we may owe. A decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or obtain approval of our initial business combination. Interest rates on short-term obligations have declined significantly in recent months. In such event, we may be required to seek loans or additional investments from our founding stockholder, executive officers or directors or from third parties or be forced to liquidate. However, none of our founding stockholder, officers or directors or any third parties is under any obligation to advance funds to us or invest in us in such circumstances.

Because of our limited resources and the significant competition for business combination opportunities we may not be able to consummate an attractive initial business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, private equity funds and public and private companies (including blank check companies like ours). Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there should be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, the fact that only a limited number of blank check companies have completed a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many potential target businesses may not be inclined to enter into business combinations with publicly held blank check companies like ours. Further:

•	our obligation to seek stockholder approval of a business combination may cause us to be viewed as a less attractive buyer compared to buyers who do not need such approval given the time required to seek such approval and the concomitant potential delay in the consummation of a transaction;

•	our obligation to convert into cash up to 30% of the shares of common stock held by public stockholders (minus one share) in certain instances may materially reduce the resources available for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time period. If we are unable to find a suitable target business within the applicable required time period, we will be forced to liquidate.

We may be unable to obtain additional financing if necessary to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We believe that the net proceeds of our initial public offering and the private placement warrants will be sufficient to allow us to consummate our initial business combination. However, because we have no oral or written agreements or letters of intent to engage in a business combination with any entity, we cannot assure you that we will be able to complete our initial business combination or that we will have sufficient capital with which to complete a combination with a particular target business. If the net proceeds of our initial public offering and the private placement warrants are not sufficient to facilitate a particular business combination because:

•	of the size of the target business;

•	the offering proceeds not in trust and funds available to us from interest earned on the trust account balance are insufficient to fund our search for and negotiations with a target business; or

•	we must convert into cash a significant number of shares of common stock owned by public stockholders who elect to exercise their conversion rights,

we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business.

In addition, it is possible that we could use a portion of the funds not in the trust account (including amounts we borrowed, if any) to make a deposit, down payment or fund a ‘‘no-shop’’ provision with respect to a particular proposed business combination, although we do not have any current intention to do so. If we were ultimately required to forfeit such funds, and we had already used up the funds allocated to due diligence and related expenses in connection with the aborted transaction, we could be left with insufficient funds to continue searching for, or conduct due diligence with respect to, other potential target businesses.

Even if we do not need additional financing to consummate a business combination, we may require additional capital – in the form of debt, equity, or a combination of both – to operate or grow any potential business we may acquire. There can be no assurance that we will be able to obtain such additional capital if it is required. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the target business. None of our officers or directors or any other party is required to provide any financing to us in connection with, or following, our initial business combination.

If we issue capital stock or convertible debt securities to complete our initial business combination, your equity interest in us could be reduced or there may be a change in control of our company.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our initial public offering, there were 95,000,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the founder’s warrants and private placement warrants), and all of the shares of preferred stock available for issuance. We have no commitments as of the date of this Annual Report on Form 10-K to issue any additional securities. We may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. Our issuance of additional shares of common stock or any preferred stock:

•	may significantly reduce your equity interest in us;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may among other things limit our ability to use any net operating loss carry forwards we have, and may result in the resignation or removal of our officers and directors; and

•	may adversely affect the then-prevailing market price for our common stock.

The value of your investment in us may decline if any of these events occur.

If we issue debt securities to acquire or finance a target business, our liquidity may be adversely affected and the combined business may face significant interest expense.

We may elect to enter into a business combination that requires us to issue debt securities as part of the purchase price for a target business. If we issue debt securities, such issuances may result in an increase in interest expense for the post-combination business and may adversely affect our liquidity in the event of:

•	a default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay principal and interest obligations on our debt;

•	an acceleration, which could occur even if we are then current in our debt service obligations if the debt securities have covenants that require us to meet certain financial ratios or maintain designated reserves, and such covenants are breached without waiver or renegotiation;

•	a required immediate payment of all principal and accrued interest, if any, if the debt securities are payable on demand; or

•	our inability to obtain any additional financing, if necessary, if the debt securities contain covenants restricting our ability to incur indebtedness.

For a more complete discussion of alternative structures for a business combination and the possibility that we may incur debt to finance our initial business combination, please see ‘‘Business — Effecting a Business Combination — Selection of a target business and structuring of our initial business combination.’’

We may not obtain an opinion from an unaffiliated third party as to the fair market value of acquisition candidates or the fairness of the transaction to our stockholders.

We are not required to obtain an opinion from an unaffiliated third party that the price we are paying is fair to our public stockholders. In addition, we are not required to obtain an opinion from an unaffiliated third party that any initial business combination we select has a fair market value of at least 80% of the amount held in the trust account at the time of such business combination (less deferred underwriting discounts and commissions), the threshold value to constitute our initial business combination.

If our board of directors is unable to independently determine the fair market value of our initial business combination, we will obtain an opinion from an unaffiliated, independent investment banking firm which is subject to oversight by the Financial Industry Regulatory Authority, or FINRA, or other nationally recognized appraiser with expertise in the specific industry in question, as to the fair market value. If no opinion is obtained, our public stockholders will be relying solely on the judgment of our board of directors.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote, including the vote on our initial business combination.

Our initial stockholders have agreed, in connection with the stockholder vote required to approve our initial business combination and the related amendment to our amended and restated certificate of incorporation to provide for our perpetual existence, to vote the founder’s shares in accordance with the majority of the shares of common stock voted by the public stockholders. Our founding stockholder and each of our executive officers and directors have also agreed that if it, he or she acquires shares of common stock in or following our initial public offering, it, he or she will vote all such acquired shares in favor of our initial business combination and related amendment to our amended and restated certificate of incorporation to provide for our perpetual existence. Assuming that no shares of our common stock are purchased by our founding stockholder or directors following our initial public offering, our initial stockholders will hold approximately 17.5% of our issued and outstanding shares of common stock before the stockholder vote relating to an initial business combination. Consequently our initial stockholders may exert substantial influence in connection with the vote on our initial business combination. In addition, as part of our initial public offering, managing directors and senior advisors of our founding stockholder, including certain of our executive officers, purchased an aggregate of 1,247,500 units at the initial public offering price through a directed unit program. While our initial stockholders did not purchase units in our initial public offering, they are not prohibited from purchasing units or our common stock in the secondary market. As a result of any such purchases, our initial stockholders would have an even greater influence on the vote taken in connection with our initial business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years, with only one class of directors being elected in each year. We may consummate an initial business combination before there is an annual meeting of stockholders to elect new directors, in which case all of the current directors will continue in office at least until the consummation of our initial business combination. If there is an annual meeting of stockholders, as a consequence of our ‘‘staggered’’ board of directors, only a minority of the board of directors will be considered for election and our initial stockholder will have considerable influence on the outcome of that election. Accordingly, our initial stockholders will continue to exert control at least until the consummation of the initial business combination.

If our current directors remain after our initial business combination they may have conflicts of interest.

Our ability to effect our initial business combination successfully will be largely dependent upon the efforts of our executive officers and directors. While we do not expect them to do so, some or all of our directors may remain as directors of the combined entity. Since it is possible that a director may remain after a business combination, a director may have a conflict of interest if such director is more likely to remain as a director or receive an attractive compensation arrangement in connection with a combination with one potential target business versus another. Such interests, if any, may influence the selection of the ultimate target for our initial business combination.

The management of the target business may not have experience managing a publicly traded company.

Management of a prospective target business may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect the price of our stock.

We may seek to effect our initial business combination with one or more privately held companies, which may present certain challenges to us, including the lack of available information about these companies.

In pursuing our acquisition strategy, we may seek to effect our initial business combination with one or more privately held companies. By definition, very little public information exists about these companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information.

Upon completion of our initial business combination we may compete with one or more businesses in which Greenhill, its affiliates and/or our management have an interest, which could result in a conflict of interest that may adversely affect us.

Greenhill merchant banking funds acquire, hold and sell investments in businesses across a broad range of industries. Upon completion of our initial business combination, if consummated, we may compete with one or more of these businesses in which Greenhill and/or its affiliates have an investment or other pecuniary interest, resulting in potential conflicts of interest. Conflicts of interest may also arise where our directors or other members of our management have affiliations with our competitors. In the case of any such conflicts, your interests may differ from those of the Greenhill entity or individual with the conflict, as such entity or individual may have a greater economic interest in our competitor than in us, or may believe that our competitor has better prospects than us. In such event, that entity or individual may devote more resources, including time and attention, to our competitor than to us, which may adversely affect our operations and financial condition and, ultimately, the value of your investment in us.

We expect to rely upon our access to Greenhill’s managing directors and senior advisors in completing an initial business combination.

We expect that we will depend, to a significant extent, on our access to the managing directors and senior advisors of Greenhill and the information and deal flow generated by Greenhill’s managing directors and senior advisors in the course of their merchant banking and advisory activities to identify and complete our initial business combination. Consequently, the departure of a significant number of the managing directors and senior advisors of Greenhill could have a material adverse effect on our ability to consummate an initial business combination.

The loss of Mr. Bok or Mr. Niehaus could adversely affect our ability to complete our initial business combination.

Our ability to consummate a business combination is dependent to a large degree upon Messrs. Bok and Niehaus. We believe that our success depends upon their continued service to us, at least until we have consummated a business combination. Messrs. Bok and Niehaus are, respectively, Co-Chief Executive Officer of Greenhill and Chairman of Greenhill Capital Partners, and each is a managing director of Greenhill. We do not have an employment agreement with any of them, or key-man insurance on their lives. Any of them may choose to devote their time to other affairs, or may become unavailable to us for reasons beyond their control, such as death or disability. The unexpected loss of any of their services for any reason could have a detrimental effect on us.

We may use resources in researching acquisitions that are not consummated, which could materially and adversely affect subsequent attempts to effect our initial business combination.

We expect that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including reasons beyond our control, such as that more than 30% of the common stock purchased by the public stockholders in our initial public offering vote against our proposed initial business combination and opt to convert their stock into a pro rata share of the trust account, even if a majority of our public stockholders voting approve the proposed initial business combination. Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect subsequent attempts to consummate an initial business combination.

Interest income from the trust account may not be sufficient to pay for our winding up and liquidation of the trust.

We expect that all costs and expenses associated with implementing any plan of distribution, as well as payments to any creditors, would be funded from amounts remaining out of the $225,000 of proceeds held outside the trust account and from the $5.0 million in interest income on the balance of the trust account that may be released to us to fund our working capital requirements. However, if those funds were not sufficient to cover the costs and expenses associated with implementing any plan of distribution, to the extent that there was any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we could request that the trustee release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses. Additional interest may not be available, or if available, may not be sufficient to cover the costs of our liquidation.

Because the founder’s shares will not participate in liquidation distributions by us, our executive officers and directors may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.

Holders of the founder’s shares have waived their right to receive distributions with respect to the founder’s shares if we liquidate because we fail to complete a business combination. Those shares of common stock and all of the warrants owned by our initial stockholders will be worthless if we do not consummate our initial business combination. Thus, our initial stockholders, and Messrs. Bok and Niehaus who have an ownership interest in our founding stockholder and consequently an indirect ownership interest in us, may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders. These ownership interests may influence their motivation in identifying and selecting a target business and timely completing an initial business combination. The exercise of discretion by our executive officers and directors in identifying and selecting one or more suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our executive officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for an initial business combination and in the public stockholders’ best interest.

Unless we consummate our initial business combination, our founding stockholder, our executive officers and directors and employees of Greenhill will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $5.0 million that may be released to us as working capital. These amounts are based on management’s estimates of the funds needed to finance our operations for the 24 months period from the pricing of the initial public offering and to pay expenses in identifying and consummating our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our founding stockholder, executive officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. If the target business’s owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our founding stockholder, our executive officers and directors or their affiliates could influence our executive officers’ and directors’ motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

We will probably complete only one business combination, if any, with the proceeds of our initial public offering and the private placement warrants, meaning our operations would then depend on a single business.

The net proceeds from our initial public offering and the sale of the private placement warrants will provide us with approximately $383,648,500 that we may use to complete a business combination. Our initial business combination must involve a target business or businesses with a fair market value of at least 80% of the amount held in our trust account at the time of such business combination (less deferred underwriting discounts and commissions of approximately $16.4 million). We may not be able to acquire more than one target business, if any, because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the amount held in our trust account (less deferred underwriting discounts and commissions). Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering and the sale of the private placement warrants. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in diversified industries or industry segments.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may face increased risks of subsequent write-downs or write-offs, restructuring, and impairments or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

To meet our disclosure and financial reporting obligations under the federal securities laws, and to develop and seek to execute strategic plans for how we can increase the profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. We may have limited time to conduct such due diligence due to the requirement that we complete our initial business combination by February 14, 2010. Even if we conduct extensive due diligence on a target business with which we combine, this diligence may not uncover all material issues relating to a particular target business, and factors outside of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business or the environment in which the target business operates, we may be forced to write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, if we report charges of this nature, negative market perceptions about us or our common stock may arise. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our outstanding warrants may adversely affect the market price of our common stock and make it more difficult to effect our initial business combination.

The units sold in our initial public offering included warrants to purchase 40,000,000 shares of common stock, and our initial stockholders hold founder’s warrants to purchase 8,500,000 shares of common stock. We also sold our founding stockholder private placement warrants to purchase an aggregate of 8,000,000 shares of our common stock prior to the closing of our initial public offering. If we issue common stock to complete our initial business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of any warrants will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete our initial business combination. Our warrants may make it more difficult to complete our initial business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of the sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

The grant of registration rights to our initial stockholders and certain employees of Greenhill may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

If our initial stockholders exercise their registration rights with respect to the founder’s units and private placement warrants in full, there will be an additional 25,000,000 shares of common stock, including 16,500,000 shares of common stock issuable on exercise of the founder’s warrants and private placement warrants’ eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders are registered.

If adjustments are made to the warrants, you may be deemed to receive a taxable distribution without the receipt of any cash.

As discussed under ‘‘Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy,’’ we do not anticipate that any dividends will be paid in the foreseeable future. If at any time during the period you hold warrants, however, we were to pay a taxable dividend to our stockholders and, in accordance with the anti-dilution provisions of the warrants, the conversion rate of the warrants were increased, that increase would be deemed to be the payment of a taxable dividend to you to the extent of our earnings and profits, notwithstanding the fact that you will not receive a cash payment. If the conversion rate is adjusted in certain other circumstances (or in certain circumstances, there is a failure to make adjustments), that adjustment or failure could also result in the deemed payment of a taxable dividend to you. If you are a non-U.S. holder of a warrant, any resulting withholding tax attributable to deemed dividends could be collected from other amounts payable or distributable to you. You should consult your tax adviser regarding the proper treatment of any adjustments to the warrants.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of an initial business combination), we expect to either continue to be listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants and they may expire worthless if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

The American Stock Exchange may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, however, we cannot assure you that our securities will continue to be listed on the American Stock Exchange. Additionally, it is likely that the American Stock Exchange would require us to file a new initial listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements, at the time of our initial business combination. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading, we could face significant consequences, including:

•	greater difficulty of consummating our initial business combination;

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our common stock is a ‘‘penny stock,’’ which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, we would no longer be subject to American Stock Exchange rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

If we acquire a target business with operations located outside the U.S., we may encounter risks specific to other countries in which such target business operates.

If we acquire a company that has operations outside the U.S., we will be exposed to risks that could negatively impact our future results of operations following our initial business combination. The additional risks we may be exposed to in these cases include, but are not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;

•	cultural and language differences;

•	foreign exchange controls;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars;

•	deterioration of political relations with the U.S.; and

•	new or more extensive environmental regulation.

Because we must furnish our stockholders with target business financial statements prepared in accordance with or reconciled to U.S. generally accepted accounting principles or prepared in accordance with International Financial Reporting Standards, we will not be able to complete an initial business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles or prepared in accordance with International Financial Reporting Standards.

The federal securities laws require that a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Our initial business combination must be with a target business that has a fair market value of at least 80% of the balance in the trust account (less deferred underwriting discounts and commissions) at the time of our initial business combination. We will be required to provide historical and/or pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, or prepared in accordance with International Financial Reporting Standards, or IFRS, as approved by the International Accounting Standards Board, or IASB, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), or PCAOB. If a proposed target business, including one located outside of the U.S., does not have or is unable within a reasonable period of time to provide financial statements that have been prepared in accordance with, or reconciled to, U.S. GAAP or in accordance with IFRS as issued by the IASB, and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Cautionary Statement Concerning Forward-Looking Statements

We have made statements under the captions ‘‘Business’’, ‘‘Risk Factors’’, and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and in other sections of this Form 10-K that are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words ‘‘anticipates,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intends,’’ ‘‘may,’’ ‘‘might,’’ ‘‘plan,’’ ‘‘possible,’’ ‘‘potential,’’ ‘‘predicts,’’ ‘‘project,’’ ‘‘should,’’ ‘‘would’’ and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our executive officers, key employees or directors following our initial business combination;

•	executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete a business combination;

•	pool of prospective target businesses;

•	ability of our executive officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ potential liquidity and trading;

•	listing or delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following our initial business combination;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following this offering.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading ‘‘Risk Factors.’’ Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1B.    Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Securities Act of 1934.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to or operation. Our headquarters are located at 300 Park Avenue, New York, New York 10022. The cost for this space is included in the $10,000 per-month fee described above that our founding stockholder charges us for general and administrative services. We believe, based on rents and fees for similar services in the New York City area that the fee charged by our founding stockholder is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols ‘‘GHQ.U’’, ‘‘GHQ’’ and ‘‘GHQ.WS’’, respectively. Our initial public offering was February 14, 2008 at $10.00 per unit. Prior to February 14, 2008, there was no public trading market for our securities.

Holders of Common Equity

At March 24, 2008, there was one holder of record of our units, five holders of record of our common stock and two holders of record of our warrants.

Company Stock Performance

Our common stock was registered under Section 12 of the Exchange Act on February 14, 2008, after the end of our last completed fiscal year and therefore we are not able to provide historical stock price performance data and comparison data during 2007.

At March 24, 2008, the last reported sales price of our units, common stock and warrants on the American Stock Exchange were $9.70 per unit, $9.10 per share and $.59 per warrant, respectively.

Dividends

We have not paid any dividends on our common stock to date and will not pay cash dividends before the completion of our initial business combination. After we complete our initial business combination, the payment of dividends will depend on our revenues and earnings, if any, our capital requirements and our general financial condition. The payment of dividends after our initial business combination will be within the discretion of our board of directors at that time. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate that our board of directors will declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On November 13, 2007, Greenhill purchased 11,500,000 units (each one consisting of one share of common stock and one warrant to purchase one share of common stock) for a purchase price of $25,000 at a purchase price of $0.003 per unit. On January 10, 2007, we cancelled 1,725,000 units, which were surrendered by Greenhill in a recapitalization, leaving Greenhill with a total of 9,775,000 units (of which 1,275,000 were subject to forfeiture). This sale was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. In the transaction, the purchaser represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing the securities issued in the transaction.

On February 21, 2008, we also closed the private placement of 8,000,000 warrants with Greenhill for total proceeds of $8.0 million. This sale of warrants was also deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. In the transaction, each of the aforementioned purchasers represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing the securities issued in the transaction.

On March 27, 2008, following the expiration of the over-allotment option of the underwriters of our initial public offering, 1,275,000 founder’s units were forfeited pursuant to the terms of the applicable purchase agreement in order to maintain our initial stockholders’ approximately 17.5% ownership interest in our common stock after giving effect to the initial public offering.

Use of Proceeds from Registered Offering

On February 21, 2008, we closed our initial public offering of 40,000,000 units (each one consisting of one share of common stock and one warrant exercisable for an additional share of common stock at an exercise price of $7.00 per share). The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $400.0 million. The securities sold in the offering were registered under the Securities Act of 1933 on registration statement Form S-1 (No. 333-147722). The Securities and Exchange Commission (the ‘‘SEC’’) declared the registration statement effective on February 14, 2008. Banc of America Securities LLC acted as sole book-running manager for the initial public offering.

We incurred a total of $23.3 million in underwriting discounts and commissions (including up to $16.4 million of deferred underwriting discounts and commissions that are being held in trust) and $875,000 for other costs and expenses related to our initial public offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $375.8 million, of which $375.6 million of net proceeds, $16.4 million of deferred underwriting discounts and commissions and $8.0 million from the sale of the private placement warrants were deposited into the Trust Account and the remaining proceeds of $225,000 became available to be used for additional expenses relating to the initial public offering and to fund our working capital.

As of March 24, 2008, there was approximately $401.2 million in the trust account.

Repurchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 6.    Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. From November 2, 2007 (inception) to December 31, 2007, our efforts were limited to organizational activities, so only the balance sheet data is presented.

Working capital (deficiency)	$(294,434)
Total assets	$500,000
Total liabilities	478,812
Total stockholder’s equity	21,188
Total liabilities and stockholder’s equity	$500,000

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company organized under the laws of the State of Delaware on November 2, 2007. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more businesses or assets, which we refer to as our ‘‘initial business combination.’’ We intend to utilize cash derived from the proceeds of our initial public offering, our private placement of warrants, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our current executive officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that require the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security were payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to do so.

Results of Operations and Known Trends or Future Events

Through December 31, 2007, we had neither engaged in any operations nor generated any revenues and our only activities had been organizational activities and those necessary to prepare for our initial public offering. Moreover, we will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents and expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

On February 21, 2008, we completed our initial public offering of 40,000,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock and received proceeds of approximately $376.7 million, net of underwriting discounts and commissions of approximately $23.3 million (including approximately $16.4 million of deferred underwriting discounts and commissions placed in a trust account pending completion of an initial business combination). On February 21, 2008, we also consummated a private placement of warrants, to Greenhill for an aggregate purchase price of $8 million. Approximately $400 million of the proceeds of our initial public offering and the concurrent sale of the private placement warrants (including deferred underwriting discounts and commissions of approximately $16.4 million) was placed in a trust account subsequent to the completion of our initial public offering and the remaining $225,000 is being held outside of the trust.

We expect to use substantially all of the net proceeds of our initial public offering not in the trust account to pay expenses in locating and acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. To the extent that our capital stock or debt financing is used in whole or in part as consideration to effect our initial business combination, any proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

We believe that, upon consummation of our initial public offering, the funds available to us outside of the trust account, together with interest income of up to $5.0 million on the balance of the trust account which may be released to us for working capital requirements, will be sufficient to allow us to operate for at least the next 24 months, assuming that our initial business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $240,000 of expenses in fees relating to our office space and certain general and administrative services;

•	approximately $4,985,000 for general working capital that will be used for miscellaneous expenses (potentially including deposits or down payments for a proposed initial business combination), legal, accounting and other expenses, including due diligence expenses and reimbursement of out-of-pocket expenses incurred in connection with the investigation, structuring and negotiation of our initial business combination, director and officer liability insurance premiums and reserves and expenses of our initial public offering to the extent they exceeded the estimates, legal and accounting fees relating to SEC reporting obligations, brokers’ retainer fees, consulting fees and finder’s fees).

We do not believe we will need additional financing following our initial public offering to meet the expenditures required for operating our business before our initial business combination. However, we will rely on interest earned of up to $5.0 million on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectation, we may have insufficient funds available to operate our business before our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert into cash a significant number of shares of public stockholders voting against our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Any such incurrence of debt may result in us having a leverage ratio that is not optimal for our initial business combination and if the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds which could further dilute our stockholders. The conversion rights of public stockholders may result in the conversion into cash of up to 30% of the shares of common stock sold in our initial public offering (minus one share). Therefore, as much as $119,999,990 (plus the converting stockholders’ share of all accrued interest on the trust account balance after distribution of interest income to us for working capital and tax obligations) may be required to fund the exercise of conversion rights and may necessitate such an incurrence of debt or issuance of stock as consideration in connection with our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing to meet our obligations.

Controls and Procedures

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2008. As of December 31, 2007, we had not completed an assessment nor have our auditors tested our systems of internal control over financial reporting. We expect to assess the internal controls of our target business or businesses before the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for a business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	proper recording of expenses and liabilities in the period to which they relate;

•	evidence of internal review and approval of accounting transactions;

•	documentation of processes, assumptions and conclusions underlying significant estimates; and

•	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when required by Section 404. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering, including amounts in the trust account, have been invested in three money market funds, which all meet the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Related Party Transactions

On November 19, 2007, we issued a promissory note in the aggregate principal amount of $250,000 to Greenhill, which accrued interest at the rate of 8.5% per annum, was unsecured and was due at the earlier of (i) December 30, 2008, or (ii) the consummation of our initial public offering. The note was repaid on February 26, 2008 out of the proceeds of our initial public offering not being placed in the trust account. See also ‘‘Certain Relationships and Related Transactions and Director Independence’’ for information on this note.

On February 1, 2008, the founding stockholder transferred at cost an aggregate of 150,000 founder’s units to certain of our directors in connection with their agreement to serve as directors. These transferred units have the same terms and are subject to the same restrictions on transfer as the founder’s units. The restrictions on transfer on these units will lapse 180 days after the consummation of an initial business combination (if any) (considered a performance condition). In accordance with the Statement of Financial Accounting Standards No. 123 (Revised 2004) ‘‘Share Based Payments’’, the restrictions are not being taken into account for purposes of determining the value of the transferred units and we will record a compensation charge and a related capital contribution (at the time a business combination is consummated) for the difference between the consideration received by the founding stockholder in the transfer and the price of $10.00 per unit paid by the stockholders which acquired units in our initial public offering.

We have agreed to pay Greenhill a monthly fee of $10,000 for general and administrative services, including office space and secretarial support. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

Greenhill purchased an aggregate of 8,000,000 private placement warrants at $1.00 per warrant (for a total purchase price of $8.0 million) from us on a private placement basis simultaneously with the consummation of our initial public offering. We believe that the purchase price of the private placement warrants approximated the fair value of such warrants.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2007, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have conducted no operations to date.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

On February 21, 2008, we completed our initial public offering of 40,000,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock and received proceeds of approximately $376.7 million, net of underwriting discounts and commissions of approximately $23.3 million (including approximately $16.4 million of deferred underwriting discounts and commissions placed in a trust account pending completion of an initial business combination). On February 21, 2008, we also consummated a private placement of warrants, to Greenhill & Co., Inc., our founding stockholder for an aggregate purchase price of $8 million. Approximately $400 million of the proceeds of our initial public offering and the concurrent sale of the private placement warrants (including deferred underwriting discounts and commissions of approximately $16.4 million) was placed in a trust account subsequent to the completion of our initial public offering and the remaining $225,000 is being held outside of the trust.

On February 26, 2008, the Company paid off the principal balance of the promissory note and accrued interest in the amount of $5,844, for a total of $255,844.

On March 27, 2008, following the expiration of the over-allotment option of the underwriters of our initial public offering, 1,275,000 founder’s units were forfeited pursuant to the terms of the applicable purchase agreement in order to maintain our initial stockholders’ approximately 17.5% ownership interest in our common stock after giving effect to the initial public offering.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See ‘‘Item 7. Market Risk’’ above for a discussion of market risks.

Item 8.    Financial Statements and Supplementary Data

GHL Acquisition Corp.
(a corporation in the development stage)

Report Of Independent Registered Public Accounting Firm

Board of Directors and Stockholder of
GHL Acquisition Corp.

We have audited the accompanying balance sheet of GHL Acquisition Corp. (a corporation in the development stage) (the ‘‘Company’’) as of December 31, 2007, and the related statements of operations, stockholder’s equity and cash flows for the period from November 2, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GHL Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the period from November 2, 2007 (inception) to December 31, 2007 in conformity with United States generally accepted accounting principles.

/s/ Eisner LLP

New York, New York
March 28, 2008

GHL Acquisition Corp.
(a corporation in the development stage)

BALANCE SHEET

December 31, 2007

ASSETS:
Current assets – cash	$184,378
Deferred offering costs	315,622
Total assets	$500,000
LIABILITIES AND STOCKHOLDER’S EQUITY:
Current liabilities:
Note payable – stockholder, including interest	$252,538
Accrued expenses	1,274
Accrued offering costs	225,000
Total liabilities	$478,812
Commitments	—
STOCKHOLDER’S EQUITY:
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares
None issued and outstanding	$—
Common stock, $0.001 par value
Authorized 200,000,000 shares
Issued and outstanding 11,500,000 shares	11,500
Additional paid-in capital	13,500
Deficit accumulated during the development stage	(3,812)
Total stockholder’s equity	21,188
Total liabilities and stockholder’s equity	$500,000

The accompanying notes are an integral part of the financial statements.

GHL Acquisition Corp.
(a corporation in the development stage)

STATEMENT OF OPERATIONS

For the period November 2, 2007 (inception) to December 31, 2007

Formation costs	$1,274
Interest expense	2,538
Net loss	$(3,812)
Weighted average shares outstanding – basic and diluted	11,500,000
Net Loss per share – basic and diluted	$(0.00)

The accompanying notes are an integral part of the financial statements.

GHL Acquisition Corp.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDER’S EQUITY

For the period November 2, 2007 (inception) to December 31, 2007

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Stockholder’s Equity
	Shares	Amount
Issuance of units to Founder on November 13, 2007 at approximately $0.002 per unit	11,500,000	$11,500	$13,500	$—	$25,000
Net loss during the development stage	—	—	—	(3,812)	(3,812)
Balance at December 31, 2007	11,500,000	$11,500	$13,500	$(3,812)	$21,188

The accompanying notes are an integral part of the financial statements.

GHL Acquisition Corp.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For the period November 2, 2007 (inception) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	1,274
Increase in accrued interest	2,538
Net cash used in operating activities	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – stockholder	250,000
Proceeds from sale of units to Founder	25,000
Deferred offering costs	(90,622)
Net cash provided by financing activities	184,378
Net increase in cash	184,378
Cash at beginning of period	—
Cash at end of period	$184,378
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrual of deferred offering costs	$225,000

The accompanying notes are an integral part of the financial statements.

GHL Acquisition Corp.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

GHL Acquisition Corp. (the ‘‘Company’’), a blank check company, was incorporated in Delaware on November 2, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or assets (‘‘Business Combination’’). The Company is considered in the development stage and is subject to the risks associated with development stage companies. The Company has selected December 31 as its fiscal year-end.

At December 31, 2007, the Company had not yet commenced any operations, has generated a net loss and has a working capital deficiency. All activity through December 31, 2007 relates to the Company’s formation and the proposed public offering described below. The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed public offering of up to 40,000,000 units (‘‘Units’’) which is discussed in Note 3 (‘‘Proposed Offering’’). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering, although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, management has agreed that at least approximately $10.00 per Unit sold in the Proposed Offering (or approximately $9.98 per Unit if the underwriter’s over-allotment option is exercised in full) will be held in a trust account (‘‘Trust Account’’) and invested in United States ‘‘government securities’’ within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, other than, at our option up to $5.0 million that may be invested in U.S. ‘‘government securities’’, as defined under the Investment Company Act, with remaining maturities at all times of more than six months and one day, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors (other than its independent auditors), prospective target businesses and other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Greenhill & Co., Inc., the Company’s founder (the ‘‘Founder’’) has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that it will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective Business Combinations and continuing general and administrative expenses. Additionally, up to $5.0 million of interest, subject to adjustment, earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.

The Company, after signing a definitive agreement for a Business Combination, is required to submit such transaction for stockholder approval. In the event that (i) a majority of the outstanding shares of common stock sold in the Proposed Offering that vote in connection with a Business Combination vote against the Business Combination or the proposal to amend the Company’s amended and restated certificate of incorporation to provide for its perpetual existence or (ii) public stockholders owning 30% or more of the shares sold in the Proposed Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Company’s initial stockholder has agreed to vote its 11,500,000 founder’s shares of common stock (up to 1,500,000 of such founder’s shares of common stock are subject to forfeiture by such stockholders if the underwriter does not exercise its over-allotment option) in accordance with the vote of the majority of the shares voted by all the holders of the shares sold in the Proposed Offering (‘‘Public Stockholders’’) with respect to any Business Combination and related amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence. After consummation of a Business Combination, these voting provisions will no longer be applicable. The Company’s stockholder prior to the Proposed Offering and the Company’s officers and directors have agreed to vote any shares of common stock acquired in, or after, the Proposed Offering in favor of the Business Combination.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Proposed Offering. The Company will proceed with the Business Combination if Public Stockholders owning no more than 30% of the shares sold in the Proposed Offering (minus one share) both vote against the Business Combination and exercise their conversion rights. Accordingly, Public Stockholders holding 11,999,999 shares sold in the Proposed Offering may seek conversion of their shares in the event of a Business Combination (or up to 13,799,999 shares if the over-allotment option in the Proposed Offering is exercised in full). Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Company’s stockholders prior to the consummation of the Proposed Offering.

The Company will amend and restate its certificate of incorporation prior to the consummation of the Proposed Offering to provide that the Company will continue in existence only until the 24 month anniversary of the date of the final prospectus relating to the Proposed Offering. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will liquidate. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Proposed Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Proposed Offering discussed in Note 3).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents   —   The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Concentration of Credit Risk   —   The Company maintains cash in a bank deposit account which, at times, exceeds federally insured (FDIC) limits. The Company has not experienced any losses on this account.

Deferred Income Taxes   —   Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating approximately $433 at December 31, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2007.

The effective tax rate differs from the statutory rate of 34% due to the valuation allowance.

Loss Per Share   —   Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The effect of the 11,500,000 outstanding warrants issued in connection with the initial unit purchase by the Founder has not been considered in diluted loss per share calculations since the effect of such warrants would be antidilutive.

Use of Estimates   —   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements   —   Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 — PROPOSED PUBLIC OFFERING

The Proposed Offering contemplates the Company offering for public sale up to 40,000,000 Units at a proposed offering price of $10.00 per Unit (plus up to an additional 6,000,000 Units solely to cover the underwriter’s over-allotments, if any). Each Unit will consist of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (‘‘Warrants’’). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing on the later of the completion of a Business Combination or 12 months from the effective date of the Proposed Offering and expiring five years from the effective date of the Proposed Offering or earlier upon redemption or liquidation of the trust account. The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ prior notice while the Warrants are exercisable, and there is an effective registration statement covering the common stock issuable upon exercise of the Warrants current and available, only if the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company will not redeem the warrants unless an effective registration statement covering the shares of common stock issuable upon exercise of the Warrants is current and available throughout the 30-day redemption period. If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to adopt a plan of recapitalization pursuant to which all holders that wish to exercise warrants would be required to do so on a ‘‘cashless basis.’’ In such event, each exercising holder would surrender the Warrants for that number of shares of common stock equal to the quotient obtained by dividing (i) the product of the number of shares of common stock underlying the Warrants, multiplied by the difference between the exercise price of the warrants and the ‘‘fair market value’’ (defined below) by (ii) the fair market value. The ‘‘fair market value’’ means the average reported last sale price of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Proposed Offering, the Company will only be required to use its best efforts to maintain the effectiveness of the registration statement covering the common stock issuable upon exercise of the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, if a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. The number of warrant shares issuable upon the exercise of each warrant is subject to adjustment from time to time upon the occurrence of the events enumerated in the Warrant Agreement.

The Company will pay Banc of America Securities LLC and other underwriters in the Proposed Offering an underwriting discount of approximately 6.0% of the gross proceeds of the Proposed Offering less the gross proceeds from the sale of the Units sold in the directed unit program. However, Banc of America Securities LLC and other underwriters have agreed that approximately 70% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The deferred underwriting commission will be reduced to the extent any stockholders exercise their conversion rights.

To the extent that Banc of America Securities LLC and other underwriters do not exercise their over-allotment option to purchase an additional 6,000,000 Units of the Company in the Proposed

Offering, the Company’s Founder has agreed that they shall return to the Company for cancellation, at no cost, a number of Units held by them necessary for the Founder’s shares to represent 17.5% of the Company’s outstanding common stock after the consummation of the Proposed Offering and the expiration or exercise of the over-allotment option.

NOTE 4 — DEFERRED OFFERING COSTS

Deferred offering costs consist of legal, accounting and registration fees incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to stockholder’s equity upon the receipt of the capital raised or charged to operations if the Proposed Offering is not completed.

NOTE 5 — NOTE PAYABLE

On November 19, 2007, the Company issued a promissory note in the aggregate principal amount of $250,000 to the Founder. The note accrues interest at the rate of 8.5% per annum, is unsecured and the principal is due at the earlier of (i) December 30, 2008, or (ii) the consummation of the offering. The note will be repaid out of the proceeds of the Proposed Offering not being placed in the trust account. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount. The note was repaid to the Founder on February 26, 2008.

NOTE 6 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

The Company presently occupies office space provided by the Founder. The Founder has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Founder a total of $10,000 per month for such services commencing on the effective date of the Proposed Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company.

On November 13, 2007 the Founder advanced the Company $100 in order to help the Company fund certain start up expenses. The advance was non-interest bearing. The advance was repaid to the Founder on November 28, 2007.

Pursuant to an agreement that the Company’s initial stockholder will enter into with the Company and Banc of America Securities LLC, prior to the Proposed Offering, the initial stockholder will waive its right to receive distributions with respect to their Founder’s shares upon the Company’s liquidation.

The Founder has committed to purchase a total of 8,000,000 Warrants (‘‘Private Placement Warrants’’) at $1.00 per Warrant (for an aggregate purchase price of $8,000,000) privately from the Company. This purchase will take place simultaneously with the consummation of the Proposed Offering. All of the proceeds received from this purchase will be placed in the Trust Account. The Private Placement Warrants to be purchased by the Founder will be identical to the Warrants underlying the Units being offered in the Proposed Offering except that if held by the Founder or its permitted transferees they are non-redeemable by the Company and can be exercised on a cashless basis. Furthermore, the Founder has agreed that the Private Placement Warrants will not be sold or transferred by it until after the Company has completed a Business Combination, subject to certain limited exceptions. The purchase price of the Private Placement Warrants approximates the fair value of such warrants. However, if it is determined that the fair value of the Private Placement Warrants exceeds the purchase price, the Company will record an expense for the excess of the fair value of the warrants. The Company’s stockholders prior to the Proposed Offering and certain employees of Greenhill will be entitled to registration rights with respect to their founder’s Units, Private Placement Warrants (or underlying securities), founder’s shares, founder’s warrants (or underlying securities) and any Units purchased in this offering (including the shares, warrants and underlying shares included therein) by managing directors and senior advisors of Greenhill, pursuant to an agreement to be signed prior to or on the effective date of the Proposed Offering.

NOTE 7 — SUBSEQUENT EVENTS

On January 10, 2008, the Company cancelled 1,725,000 founder’s Units, which were surrendered by the founding stockholder in a recapitalization, leaving the founding stockholder with a total of 9,775,000 Units.

On February 1, 2008, the founding stockholder transferred at cost an aggregate of 150,000 of the founder’s Units to certain of the Company’s directors. These transferred Units have the same terms and are subject to the same restrictions on transfers as the founder’s Units. The restrictions on transfer on these Units will lapse 180 days after the consummation of a Business Combination by the Company (if any) (considered a performance condition). In accordance with the Statement of Financial Accounting Standards No. 123 (Revised 2004) ‘‘Share Based Payments’’, the restrictions are not being taken into account for purposes of determining the value of the transferred, Units and the Company will record a compensation charge and a related capital contribution (at the time a Business Combination is consummated) for the difference between the consideration received by the founding stockholder in the transfer and the price of $10.00 per unit paid by the public stockholders which acquired Units in our initial public offering. Of the 9,775,000 founder’s Units an aggregate of 1,275,000 founder’s Units, including the common stock included therein, were forfeited on March 27, 2008, following the expiration of the over-allotment option of Banc of America Securities LLC and the other underwriters pursuant to the terms of the applicable purchase agreement so that initial stockholders own approximately 17.5% of the Company’s issued and outstanding common stock after the Proposed Offering (excluding any Units that they may purchase in or after the Proposed Offering).

On February 21, 2008, the Company completed its initial public offering of 40,000,000 Units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock and received proceeds of approximately $376.7 million, net of underwriting discounts and commissions of approximately $23.3 million (including approximately $16.4 million of deferred underwriting discounts and commissions placed in a trust account pending completion of an initial business combination). On February 21, 2008, the Company also consummated a private placement of warrants, to Greenhill & Co., Inc., its founding stockholder for an aggregate purchase price of $8 million. Approximately $400 million of the proceeds of its initial public offering and the concurrent sale of the private placement warrants (including deferred underwriting discounts and commissions of approximately $16.4 million) was placed in a trust account subsequent to the completion of its initial public offering. The Company retained outside of the trust (i) $875,000 to pay offering expenses and (ii) $225,000 to fund additional expenses relating to its initial public offering.

On February 26, 2008, the Company paid off the principal balance of the promissory note including accrued interest in the amount of $5,844, for a total of $255,844.

On February 26, 2008, the Company filed its Amended and Restated Certificate of Incorporation on a current report on Form 8-K with the SEC. Our Amended and Restated Certificate of Incorporation provides, among other things, that our existence will terminate on February 14, 2010, unless, in connection with an initial business combination, our stockholders vote to amend our Certificate of Incorporation to provide perpetual existence.

On March 7, 2008, the Company filed its audited Balance Sheet and accompanying footnotes as of February 21, 2008 on a current report on Form 8-K with the SEC. The audited Balance Sheet reflects receipt of the proceeds upon consummation of the private placement and the initial public offering. A summary of the Balance Sheet is shown below.

Total assets	$401,150,170
Total liabilities	12,389,703
Common Stock Subject to Possible Conversion (11,999,999 shares, at conversion value)	119,999,999
Common stock, $0.001 par value	49,775
Authorized 200,000,000 shares
Issued and outstanding 49,775,000 shares
(which includes 11,999,999 common shares subject to possible conversion)
Additional paid-in capital	268,756,360
Deficit accumulated during the development stage	(45,667)
Total stockholders’ equity	268,760,468
Total liabilities and stockholders’ equity	$401,150,170

On March 27, 2008, following the expiration of the over-allotment option of Banc of America Securities LLC and the underwriters of our initial public offering, 1,275,000 founder’s Units were forfeited pursuant to the terms of the applicable purchase agreement in order to maintain our initial stockholders’ approximately 17.5% ownership interest in our common stock after giving effect to the initial public offering.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of December 31, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Beginning with the year ending December 31, 2008, Section 404 of the Sarbanes-Oxley Act will require us to include a management’s report on our internal control over financial reporting in our Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective, and (4) a statement that our registered independent public accounting firm has issued an opinion on the Company’s internal control over financial reporting, based on their audit.

We will have to develop these and other functional areas including the necessary processes and internal control to prepare our financial statements on a timely basis in accordance with U.S. GAAP. We may engage outside consultants to assess the adequacy of our internal control over financial reporting, and assist us to remediate any control deficiencies that may be identified, validate through testing that our controls are functioning as documented and to implement a continuous reporting and improvement process for internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

EXECUTIVE OFFICERS AND DIRECTORS

Our directors and executive officers as of the date of this prospectus are as follows:

Name	Age	Position	Year Appointed
Scott L. Bok	48	Chairman of the Board of Directors; Chief Executive Officer	2007
Robert H. Niehaus	52	Director; Senior Vice President	2007
Harold J. Rodriguez, Jr.	52	Chief Financial Officer	2008
Thomas C. Canfield	51	Director	2008
Kevin P. Clarke	48	Director	2008
Parker W. Rush	48	Director	2008

Scott L. Bok, 48, has served as our Chairman and Chief Executive Officer since our formation in November 2007. In addition, Mr. Bok has served as Greenhill’s Co-Chief Executive Officer since October 2007, served as its Co-President between 2004 and 2007 and has been a member of Greenhill’s Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill & Co., Inc. since its incorporation in March 2004. From January 2004 until October 2007, Mr. Bok was Greenhill’s US President. From 2001 until the formation of Greenhill’s Management Committee, Mr. Bok participated on the two-person administrative committee responsible for managing Greenhill’s operations. Mr. Bok has also served as a Senior Member of Greenhill Capital Partners since its formation. Mr. Bok joined Greenhill as a managing director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok is a member of the board of directors of Heartland Payment Systems, Inc. and various private companies. Mr. Bok is also a member of the Investment Committee of Greenhill Capital Partners.

Robert H. Niehaus, 52, has served as our Senior Vice President since our formation in November 2007. Mr. Niehaus is also a member of our Board of Directors. In addition, Mr. Niehaus has been the Chairman of Greenhill Capital Partners since June 2000. Mr. Niehaus has been a member of Greenhill’s Management Committee since its formation in January 2004. Mr. Niehaus joined Greenhill in January 2000 as a managing director to begin the formation of Greenhill Capital Partners. Prior to joining Greenhill, Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a managing director in the merchant banking department from 1990 to 1999. Mr. Niehaus was vice chairman and a director of the Morgan Stanley Leveraged Equity Fund II, L.P., a $2.2 billion private equity investment fund, from 1992 to 1999, and was vice chairman and a director of Morgan Stanley Capital Partners III, L.P., a $1.8 billion private equity investment fund, from 1994 to 1999. Mr. Niehaus was also the chief operating officer of Morgan Stanley’s merchant banking department from 1996 to 1998. Mr. Niehaus is a director of Heartland Payment Systems, Inc., Exco Holdings, Inc. and various private companies.

Harold J. Rodriguez, Jr., 52, has served as our Chief Financial Officer since March 2008 and our Treasurer since our formation in November 2007. Mr. Rodriguez has served as Chief Administrative Officer of Greenhill since 2008 and as its Managing Director – Finance, Regulation and Operations, Chief Compliance Officer and Treasurer since January 2004. Mr. Rodriguez has also served as Chief Financial Officer of Greenhill Capital Partners since 2000. From November 2000 through December 2003, Mr. Rodriguez was Chief Financial Officer of Greenhill. Prior to joining Greenhill, Mr. Rodriguez was Executive Vice-President and Chief Financial Officer of MVL Group, Inc. from January 2000 to May 2000. Prior to that, Mr. Rodriguez was Vice President – Finance and Controller

of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked with Ernst & Young, where he was a senior manager specializing in taxation.

Thomas C. Canfield, 51, is a member of our Board of Directors. Mr. Canfield has served as Senior Vice President and General Counsel of Spirit Airlines since October 2007. Previously, Mr. Canfield was General Counsel of Point Blank Solutions, Inc., from September 2006 to October 2007, and was Plan Administrator for AT&T Latin America Corp. from February 2003 to June 2007. Prior to assuming those roles, Mr. Canfield was General Counsel and Secretary of AT&T Latin America following its merger with FirstCom Corporation in August 2000. Mr. Canfield became General Counsel of FirstCom in May 2000. Prior to joining FirstCom, Mr. Canfield was Counsel in the New York office of Debevoise & Plimpton LLP, where for nine years he practiced in the areas of corporate, securities and international transactions. Mr. Canfield also is a member of the Boards of Directors of Tricom SA and Birch Telecom Inc.

Kevin P. Clarke, 48, is a member of our Board of Directors . Mr. Clarke has served as a consultant to Tontine Associates LLC, a Greenwich, Connecticut based investment firm since May 2007. Mr. Clarke previously served as Executive Vice President and Chief Financial Officer of Kos Pharmaceuticals Inc. until its acquisition by Abbott Laboratories in February 2007. Prior to joining Kos in 2005, Mr. Clarke was employed by Bear Stearns & Co. from 1992 through 2005, last serving as Senior Managing Director, Head of Healthcare M&A, where Mr. Clarke was responsible for healthcare mergers and acquisitions. Prior to 1992, Mr. Clarke was employed by Kidder, Peabody & Co., last serving as Vice President, Investment Banking – Mergers & Acquisitions.

Parker W. Rush, 48, is a member of our Board of Directors. Mr. Rush has served as the President and Chief Executive Officer and as a member of the Board of Directors of Republic Companies, Inc., a provider of property and casualty insurance, since December 2003. Prior to his employment with Republic, Mr. Rush served as a Senior Vice President and Managing Director at The Chubb Group of Insurance Companies in charge of the Southern U.S. based in Dallas, Texas and in various other capacities since February 1980.

Number and Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Clarke and Canfield, will expire at our first annual meeting of stockholders following consummation of our initial public offering. The term of office of the second class of directors, consisting of Messrs. Niehaus and Rush, will expire at the second annual meeting of stockholders following consummation of our initial public offering. The term of office of the third class of directors, consisting of Mr. Bok, will expire at the third annual meeting of stockholders following consummation of our initial public offering.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. However, none of these individuals has been a principal of or affiliated with a blank check company that executed a business plan similar to our business plan and none of these individuals is currently affiliated with any such entity. Nevertheless, we believe that the skills and expertise of these individuals, their collective access to potential target businesses, and their ideas, contacts, and acquisition expertise should enable them to successfully identify and assist us in completing our initial business combination. However, there is no assurance such individuals will, in fact, be successful in doing so.

Although all members of the board of directors will be invited and encouraged to attend annual meetings of stockholders, we do not have a policy with respect to such attendance. We will seek to schedule our annual meeting of stockholders at a time and date to accommodate attendance by members of our board of directors.

Director Independence

The American Stock Exchange requires that within one year of the pricing of our initial public offering a majority of our board of directors must be composed of ‘‘independent directors,’’ which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Canfield and Clarke are ‘‘independent directors’’ as such term is defined in the rules of the American Stock Exchange and Rule 10A-3 of the Exchange Act. We will have a majority of independent directors by February 14, 2009. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We have agreed not to enter into our initial business combination with any entity in which our founding stockholder, any of our officers or directors or their affiliates has a material ownership interest. We have also agreed not to acquire any of the companies in which Greenhill’s merchant banking funds have any material ownership interest.

Board Committees

Our board of directors has formed an audit committee and a governance and nominating committee. Each committee is composed of three directors.

Audit Committee

Our audit committee consists of Messrs. Canfield, Clarke and Rush with Mr. Rush serving as chair. As required by the rules of the American Stock Exchange, each of the members of our audit committee is able to read and understand fundamental financial statements, and we consider Mr. Rush to qualify as an ‘‘audit committee financial expert’’ and as ‘‘financially sophisticated’’ as defined under SEC and American Stock Exchange rules, respectively. We will have an audit committee composed of three independent directors by February 14, 2009. The responsibilities of our audit committee include:

•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•	appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•	overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•	meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•	reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	following the completion of our initial public offering, preparing the report required by the rules of the SEC to be included in our annual proxy statement;

•	monitoring compliance on a quarterly basis with the terms of our amended and restated certificate of incorporation and the agreements relating to our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with such terms; and

•	reviewing and approving all payments made to our founding stockholder, officers, directors and affiliates, including Greenhill, other than the payment of an aggregate of $10,000 per month to Greenhill for office space, secretarial and administrative services. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Governance and Nominating Committee

Our governance and nominating committee consists of Messrs. Canfield, Clarke and Rush, with Mr. Canfield serving as chair. The functions of our governance and nominating committee include:

•	recommending qualified candidates for election to our board of directors;

•	evaluating and reviewing the performance of existing directors;

•	making recommendations to our board of directors regarding governance matters, including our certificate of incorporation, bylaws and charters of our committees; and

•	developing and recommending to our board of directors governance and nominating guidelines and principles applicable to us.

Compensation Committee

In light of the fact that no executive officers or directors will receive compensation before our initial business combination, our board of directors has concluded that a compensation committee is unnecessary.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Governance and Nominating Committee Charter, generally provide that each candidate will be considered and evaluated based upon an assessment of the following criteria:

•	whether the candidate is independent pursuant to the requirements of the American Stock Exchange;

•	whether the candidate is accomplished in his or her field and has a reputation, both personally and professionally, that is consistent with our image and reputation;

•	whether the candidate has the ability to read and understand basic financial statements, and, if applicable, whether the candidate satisfies the criteria for being an ‘‘audit committee financial expert,’’ as defined by the Securities and Exchange Commission;

•	whether the candidate has relevant experience and expertise and would be able to provide insights and practical wisdom based upon that experience and expertise;

•	whether the candidate has knowledge of our company and issues affecting us;

•	whether the candidate is committed to enhancing stockholder value;

•	whether the candidate fully understands, or has the capacity to fully understand, the legal responsibilities of a director and the governance processes of a public company;

•	whether the candidate is of high moral and ethical character and would be willing to apply sound, objective and independent business judgment and to assume broad fiduciary responsibility;

•	whether the candidate would be willing to commit the required hours necessary to discharge the duties of board of directors membership;

•	whether the candidate has any prohibitive interlocking relationships or conflicts of interest; and

•	whether the candidate is able to develop a good working relationship with other board of directors’ members and contribute to our board of directors’ working relationship with our senior management.

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers, directors and employees and have filed copies of our code of ethics and our board committee charters as exhibits to the registration statement relating to our initial public offering. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to GHL Acquisition Corp., Attention: Investor Relations, 300 Park Avenue, New York, New York 10022. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities of us. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

We believe that no such forms were required to be filed pursuant to Section 16(a) of the Exchange Act by the officers, directors, or any security holders during the fiscal year ended December 31, 2007.

Item 11.    Executive Compensation

Executive Officer and Director Compensation

None of our officers or directors has received any compensation for service rendered. After our initial business combination, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely, however, that the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Equity Incentive Plan

We anticipate that in connection with the consummation of our initial business combination, we will establish an equity incentive plan which would permit us to issue equity based incentive compensation, in the form of restricted stock units, options and other forms of awards, to new and/or existing management and other employees of the acquired business. We expect that 3% of our shares outstanding immediately before the business combination would be reserved for issuance to those persons who will act as senior members of management of our company following the business combination. No awards under this equity incentive plan would be made to Messrs. Bok, Niehaus or Liu. While the terms of the individual awards would be determined in connection with the consummation of our initial business combination, we expect that any such awards would be subject to vesting requirements (based either on time or performance or both) and transfer restrictions.

Compensation and Discussion Analysis

We have not included a compensation and discussion analysis, as members of our management team, including our directors, have not received any cash or other compensation for services rendered to us during the year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the direct and indirect beneficial ownership of our common stock as of March 24, 2008, by:

•	each beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the founder’s warrants or the private placement warrants, as these warrants are not exercisable within 60 days of the date of March 24, 2008.

	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock(2)
Executive Officers and Directors(1):
Greenhill & Co., Inc.(3)	8,369,563	17.3%
Scott L. Bok(3)	200,000	*
Robert H. Niehaus(3)	200,000	*
Harold J. Rodriguez, Jr.(3)(4)	15,000	*
Thomas C. Canfield	43,479	*
Kevin P. Clarke	43,479	*
Parker W. Rush	43,479	*
All executive officers and directors as a group (6 individuals)	545,437	1.1%
5% Stockholders:
FMR LLC.(5)	5,105,200	10.5%
Millenco LLC (6)	3,038,500	6.3%
Pine River Capital Management L.P.(7)	4,030,900	8.3%

*	Less than 1% of the outstanding shares of common stock.
(1)	Unless otherwise indicated, the business address of each of the individuals is 300 Park Avenue, 23rd Floor, New York, New York 10022.
(2)	Reflects the sale of 40,000,000 units in our initial public offering and the expiration of the underwriters’ over-allotment option and resulting forfeiture of 1,275,000 founder’s shares pursuant to the terms of the applicable purchase agreements, but not the exercise of any of the warrants included in the public units.
(3)	Mr. Bok is our Chairman and Chief Executive Officer and is the Co-Chief Executive Officer and a managing director of Greenhill, our founding stockholder. Mr. Niehaus is our Senior Vice President and is Chairman of Greenhill Capital Partners and a managing director of Greenhill. Mr. Rodriguez is our Chief Financial Officer and is Chief Administrative Officer, Chief Compliance Officer, and a managing director of Greenhill.
(4)	These shares are held by Jacquelyn F. Rodriguez.
(5)	Address: 82 Devonshire Street, Boston, MA 02109.
(6)	Derived from a joint filing of a Schedule 13G by Millenco LLC, Millenium Management LLC and Israel A. Englander reporting shared power to vote or direct the vote over and shared power to dispose or direct the disposition of 3,038, 500 shares. The business address of each such reporting person is 666 Fifth Avenue, New York, NY 10103.
(7)	Derived from a joint filing of a Schedule 13G by Pine River Capital Management, L.P., Brian Taylor and Nisswa Master Fund Ltd. reporting shared power to vote or direct the vote over and shared power to dispose or direct the disposition of 4,030,900 shares. The business address of each such reporting person is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

Moreover, on February 21, 2008, simultaneous with the closing of the initial public offering, our founding stockholder purchased 8,000,000 private placement warrants at a price of $1.00 per warrant. The $8.0 million of proceeds from this investment have been added to the proceeds of our initial public offering and are being held in the trust account pending our completion of an initial business combination. If we do not complete such an initial business combination, then the $8.0 million will be part of the liquidation distribution to our public stockholders, and the private placement warrants will expire worthless. The founder’s warrants and private placement warrants and underlying shares of common stock are entitled to registration rights as described under ‘‘Certain Relationships and Related Transactions.’’

Immediately following our initial public offering, our initial stockholders beneficially owned approximately 17.5% of the then issued and outstanding shares of our common stock. Because of this ownership block, they may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

Since the underwriters of our initial public offering did not exercise their over-allotment option, 1,275,000 founder’s units have been forfeited in order to maintain our initial stockholders’ approximately 17.5% ownership interest in our common stock after giving effect to the initial public offering.

Transfer Restrictions

Our initial stockholders have agreed not to sell or transfer the founder’s units, founder’s shares and founder’s warrants (and the underlying shares) until 180 days after the consummation of our initial business combination except to permitted transferees and not to sell or transfer the private placement warrants (and the underlying shares) until after we complete our initial business combination, except to permitted transferees. All of the founder’s units, founder’s shares and founder’s warrants and underlying shares will cease to be subject to the transfer restrictions if, after consummation of our initial business combination, (i) the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Permitted transferees must agree to be bound by the same transfer restrictions, waiver and forfeiture provisions, and to vote the founder’s shares in accordance with the majority of the shares of common stock voted by the public stockholders in connection with the stockholder vote required to approve our initial business combination and in connection with an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence. We refer to these agreements as ‘‘lock-up agreements.’’

The permitted transferees under the lock-up agreements are our executive officers, directors and employees, Greenhill, and other persons or entities associated or affiliated with Greenhill.

During the lock-up period, our initial stockholders and any permitted transferees to whom it transfers shares of common stock will retain all other rights of holders of our common stock, including, without limitation, the right to vote their shares of common stock (except that our initial stockholders have agreed to vote their founder’s shares in accordance with the majority of the shares of common stock voted by the public stockholders in connection with the stockholder vote required to approve our initial business combination and in connection with the related amendment to our amended and restated certificate of incorporation to provide for our perpetual existence, and our founding stockholder, executive officers and directors have agreed to vote any shares of common stock acquired in our initial public offering or the secondary market, in favor of our initial business combination and related amendment to our amended and restated certificate of incorporation to provide for our perpetual existence) and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be subject to the lock-up agreement. If we are unable to effect our initial business combination and liquidate, our initial stockholders have waived the right to receive any portion of the liquidation proceeds with respect to the founder’s shares. Any permitted transferees to whom the founder’s shares are transferred will also agree to waive that right.

Item 13.    Certain Relationships and Related Transactions and Director Independence

On November 13, 2007, Greenhill purchased 11,500,000 units (each one consisting of one share of common stock and one warrant to purchase one share of common stock) for a purchase price of $25,000 at a purchase price of $0.003 per unit. On January 10, 2007, we cancelled 1,725,000 units, which were surrendered by Greenhill in a recapitalization, leaving Greenhill with a total of 9,775,000 units. Subsequent to the purchase of these founder’s units, our founding stockholder transferred at cost an aggregate of 150,000 of these founder’s units to Thomas C. Canfield, Kevin P. Clarke and Parker W. Rush, each of whom is a director. The units our initial stockholders purchased included 1,275,000 units that were forfeited because the over-allotment option was not exercised by Banc of America Securities LLC in full or in part. Our initial stockholders were required to forfeit only a number of founder’s units necessary for the founder’s shares to represent approximately 17.5% of our outstanding common stock after giving effect to the initial public offering and exercise, if any, of the underwriters’ over-allotment option.

The founder’s shares are identical to the shares of common stock included in the units sold in the initial public offering, except that our initial stockholders have agreed:

•	that the founder’s shares are subject to the transfer restrictions described below;

•	to vote the founder’s shares in the same manner as the majority of shares cast by public stockholders in connection with the vote required to approve our initial business combination and to amend our certificate of incorporation to provide for our perpetual existence; and

•	to waive their rights to participate in any liquidation distribution with respect to the founder’s shares if we fail to consummate a business combination.

In addition, our founding stockholder and each of our executive officers and directors have agreed that if it, he or she acquires shares of common stock in or following our initial public offering, it, he or she will vote all such acquired shares in favor of our initial business combination and the related amendment to our amended and restated certificate of incorporation to provide for our perpetual existence. (Any such purchases of stock following our initial public offering are expected to be effected through open market purchases or in privately negotiated transactions.) As a result, neither our initial stockholders, nor our executive officers or directors will be able to exercise the conversion rights with respect to any of our shares that it, he or she may acquire before, in or after our initial public offering.

The founder’s warrants are identical to those included in the units sold in our initial public offering, except that:

•	the founder’s warrants, including the common stock issuable upon exercise of these warrants, are subject to the transfer restrictions described below;

•	the founder’s warrants will become exercisable upon the later of (i) the date that is one year after the date of this prospectus or (ii) after the consummation of our initial business combination, in each case, if (x) the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after such business combination and (y) there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants contained in the units included in our initial public offering;

•	the founder’s warrants will not be redeemable by us so long as they are held by the initial stockholders or their permitted transferees; and

•	the founder’s warrants may be exercised by our initial stockholders or their permitted transferees on a cashless basis.

The holders of the warrants purchased in our initial public offering may not exercise those warrants unless we have an effective registration statement covering the shares issuable upon their exercise and a related current prospectus available. Although the shares of common stock issuable pursuant to the founder’s warrants will not be issued pursuant to a registration statement, so long as they are held by our initial stockholders and their permitted transferees, the warrant agreement provides that the founder’s warrants may not be exercised unless a registration statement relating to the common stock issuable upon exercise of the warrants purchased in our initial public offering is effective and a related current prospectus is available.

Our founding stockholder purchased 8,000,000 private placement warrants at a price of $1.00 per warrant, simultaneously with the closing of our initial public offering. The proceeds from the sale price of the private placement warrants was added to the proceeds from our initial public offering to be held in the trust account at Wachovia Securities, LLC, to be maintained by American Stock Transfer & Trust Company pending our completion of an initial business combination. If we do not complete an initial business combination then the $8.0 million purchase price of the private placement warrants will become part of the liquidation distribution to our public stockholders and the private placement warrants will expire worthless.

The private placement warrants, including the common stock issuable upon exercise of these warrants, are subject to the transfer restrictions described below. The private placement warrants are non-redeemable so long as they are held by our founding stockholder or its permitted transferees and are exercisable by our founding stockholder or its permitted transferees on a cashless basis. With the exception of the terms noted above, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering.

Our initial stockholders have agreed not to sell or transfer the founder’s units, founder’s shares or founder’s warrants, including the common stock issuable upon exercise of these warrants, until 180 days after the consummation of our initial business combination except to certain permitted transferees as described above under the heading ‘‘Principal Stockholders — Transfer Restrictions,’’ who must agree to be bound by the same transfer restrictions and voting, waiver and forfeiture provisions. All of the founder’s units, founder’s shares and founder’s warrants and shares issuable upon exercise of the founder’s warrants will cease to be subject to the transfer restrictions if, after our initial business combination, (i) the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Our founding stockholder has agreed not to sell or transfer the private placement warrants until after we complete our initial business combination except to certain permitted transferees as described above under the heading ‘‘Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Transfer Restrictions,’’ who must agree to be bound by these same transfer restrictions.

Concurrently with the issuance and sale of the securities in our initial public offering, we entered into an agreement with our initial stockholders and certain employees of Greenhill with respect to securities held by them from time to time, including the founder’s units, founder’s shares, founder’s warrants, private placement warrants, underlying shares and any units purchased in our initial public offering (including the shares, warrants and underlying shares included therein) by managing directors and senior advisors of Greenhill, granting them and their permitted transferees the right to demand that we register the resale of any of our securities held by them on a registration statement filed under the Securities Act. The registration rights will be exercisable with respect to the securities at any time commencing 30 days after the consummation of our initial business combination, provided that such registration statement would not become effective until after the expiration of the lock-up period applicable to the securities being registered and with respect to all of the warrants and the underlying shares of common stock, after the relevant warrants become exercisable by their terms. We will bear the expenses incurred in connection with the filing of any such registration statements.

As part of our initial public offering, managing directors and senior advisors of Greenhill purchased 1,247,500 units at the initial public offering price through a directed unit program.

On November 19, 2007, we issued a promissory note in the aggregate principal amount of $250,000 to Greenhill, which accrued interest at the rate of 8.5% per annum, was unsecured and was due at the earlier of (i) December 30, 2008, or (ii) the consummation of our initial public offering. The note was repaid on February 26, 2008 out of the proceeds of our initial public offering not placed in trust.

We have agreed to pay Greenhill a monthly fee of $10,000 for office space and administrative services, including secretarial support. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.

We will reimburse our founding stockholder, executive officers and directors and employees of Greenhill, for any reasonable out-of-pocket business expenses incurred by them in connection with identifying and investigating possible target businesses and business combinations. Subject to availability of proceeds not placed in the trust account and interest income of up to $5.0 million, subject to adjustment, on the balance in the trust account, there is no limit on the amount of out-of-pocket expenses that could be incurred. Our audit committee will review and approve all payments made to our founding stockholder, officers, directors and affiliates, other than payment of an aggregate of $10,000 per month to Greenhill for office space, secretarial and administrative services, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $5.0 million, subject to adjustment, on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination.

Greenhill and Mr. Bok, our Chairman and Chief Executive Officer, Mr. Niehaus, our Senior Vice President and Mr. Liu, our former Chief Financial Officer, have entered into non-compete agreements with us providing that until the earlier of the filing by us of a current report on Form 8-K with the SEC announcing the execution of a definitive agreement for our initial business combination, or our liquidation, neither Greenhill nor any of Messrs. Bok, Niehaus or Liu will become a sponsor, promoter, officer or director of any other blank check company.

Other than reimbursable out-of-pocket expenses payable to our founding stockholder, executive officers, directors and affiliates, employees of Greenhill, and an aggregate of $10,000 per month paid to Greenhill for office space, secretarial and administrative services, no compensation or fees of any kind, including finder’s and consulting fees, will be paid to any of our founding stockholder, officers or directors, or our or their affiliates.

Other Conflicts of Interest

Greenhill undertakes a broad range of financial advisory services and merchant banking activities for a wide variety of clients on a global basis, and for its own account. Accordingly, there may be situations in which Greenhill has an obligation or an interest that actually or potentially conflicts with our interests. You should assume that these conflicts will not be resolved in our favor and, as a result, we may be denied certain investment opportunities or may be otherwise disadvantaged in some situations by our relationship to Greenhill.

Some of these potential conflicts are described below. In considering them, you should understand that:

•	Messrs. Bok, Niehaus and Rodriguez are not independent from Greenhill, have other responsibilities (including strategic investment and merchant banking responsibilities) within

Greenhill and have an economic interest in the success of Greenhill separate and apart from their economic interest in our company. Mr. Bok, Mr. Niehaus and Mr. Rodriguez will concurrently work for and receive compensation relating to financial advisory services and merchant banking or other activities at Greenhill. While their indirect equity interests in our company, together with any direct equity interests in our company resulting from any purchases they may make, may motivate them to benefit the company, the compensation from financial advisory services or other Greenhill activities and investments may motivate them to serve the interests of Greenhill’s advisory business and its clients, Greenhill’s merchant banking funds or other Greenhill businesses. In addition, each of Messrs. Bok, Niehaus and Rodriguez have a duty to present all business combination opportunities within the lines of business in which Greenhill is engaged (financial advisory services and merchant banking) to Greenhill, and Messrs. Bok and Niehaus are directors of, and have fiduciary duties to, companies in which Greenhill funds have invested, which may result in conflicts with our interests.

•	Conflicts related to the allocation of potential business opportunities to us will be considered and resolved on a case by case and discretionary basis by Greenhill, in consultation with Messrs. Bok and Niehaus. While this process will consider our company’s interests, pursuant to the terms of our amended and restated certificate of incorporation, none of Greenhill, Messrs. Bok, Niehaus or Rodriguez have a duty to present business combination opportunities to us and you should assume that conflicts will be resolved in a manner determined to be in the overall best interests of Greenhill including its various businesses and relationships. Accordingly, you should be aware that conflicts will not necessarily be resolved in favor of our company’s interests.

Without limiting the foregoing, the following describes some of the potential conflicts that could arise:

General

•	The founder’s units, private placement warrants and any additional securities owned by Greenhill and our directors will be released from certain transfer restrictions only if a business combination is successfully completed, and any warrants which our officers and directors may purchase in our initial public offering or in the aftermarket will expire worthless if a business combination is not consummated. For the foregoing reason, our board may have a conflict of interest in determining whether it is appropriate for us to effect a business combination with a particular target business.

•	Greenhill and our officers and directors may purchase shares of common stock and warrants as part of our initial public offering, pursuant to the directed unit program or otherwise, or in the open market from time to time. If they do so, they have agreed to vote such shares in favor of our initial business combination.

•	Greenhill has no fiduciary obligations to us. Therefore, it has no obligation to present business opportunities to us at all and will only do so if it believes it will not violate its other fiduciary obligations. Our officers are managing directors of Greenhill and have fiduciary obligations to Greenhill and, in the case of Messrs. Bok and Niehaus, to certain companies in which Greenhill funds have invested and they serve as directors. While Greenhill and our directors and officers have normal fiduciary obligations to us under Delaware law, pursuant to the terms of our amended and restated certificate of incorporation, they are not required to present corporate opportunities to us.

Advisory Activities

•	Clients of Greenhill’s financial advisory business may compete with us for investment opportunities meeting our initial business combination objectives. If Greenhill is engaged to act for any such clients, you should assume that we will be precluded from pursuing opportunities suitable for such client. In addition, investment ideas generated within Greenhill, including by Mr. Bok and Mr. Niehaus may be suitable for both us and for an investment banking client of Greenhill or a current or future fund advised by a Greenhill entity and may be directed to such client or fund rather than to us. Greenhill’s advisory business may also be engaged to advise the seller of a company, business or assets that would qualify as an investment opportunity for us. In such cases, you should assume that we will be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, Greenhill’s interests or its obligations to the seller will diverge from our interests.

Merchant Banking Activities

•	Greenhill currently operates merchant banking businesses in the United States and Europe. Funds advised by Greenhill Capital Partners make equity and equity-related investments in middle-market companies located primarily in North America and the United Kingdom. Such funds generally make controlling or influential minority investments that do not exceed $220 million in companies with enterprise values of $50 to $500 million. Funds advised by Greenhill Venture Partners make early growth stage private equity and equity-related investments primarily in companies that offer technology-enabled services or business information services in the Greater Tri-State Area, which encompasses the region from Eastern Pennsylvania to Northern Connecticut. The fair market value of the businesses in which the funds advised by Greenhill Venture Partners invest is generally so low as to make it highly improbable that a conflict of interest would arise. Similarly, we believe that Greenhill’s other merchant banking funds generally target transactions of a smaller size that would not be suitable for our initial business combination and we understand that the largest equity investment made by the Greenhill merchant banking funds in a single portfolio company, to date, was approximately $78 million. However, if we were to pursue multiple simultaneous targets for our initial business combination, we might compete with Greenhill’s merchant banking funds for one or more of such targets. In addition, if Greenhill’s merchant banking funds were to participate in a transaction with other investors in the acquisition of a larger target, such group of investors, including Greenhill’s fund or funds, may directly compete with us for a possible target for our initial business combination.

•	Pursuant to the terms of our amended and restated certificate of incorporation neither Greenhill nor members of our management or directors who are also employed by Greenhill have any obligation to present us with any opportunity for a potential business combination of which they become aware. Greenhill and/or our management or directors, in their capacities as officers or managing directors of Greenhill or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future funds or third parties, including clients of Greenhill, before they present such opportunities to us. As a result, you should assume that to the extent any member of our management or any of our directors employed by Greenhill locates a business opportunity suitable for us and another entity to which such person has a fiduciary obligation or pre-existing contractual obligation to present such opportunity, he will first give the opportunity to such other entity or entities, and he will only give such opportunity to us to the extent such other entity or entities reject or are unable to pursue such opportunity. In addition, our independent directors may have fiduciary duties or pre-existing contractual obligations that prevent them from presenting otherwise suitable target businesses to us. Our independent directors are under no obligation to present opportunities of which they become aware to us, unless such opportunity was expressly offered to the independent director solely in his capacity as a director of our company.

Other Activities

Messrs. Bok and Niehaus also serve as directors of a number of other companies and have fiduciary duties to those companies. These companies are: Augustus Energy Partners (an oil and gas exploration and production company), Coronado Resources (an oil and gas exploration and production company), EXCO Resources, Inc. (an oil and gas exploration and production company), Florida Career Colleges (a private career college with campuses throughout Florida), Genesis Oil & Gas (an oil and gas exploration company), Healthcare Finance Group (a specialty finance company providing loans to healthcare providers), Heartland Payment Systems (a provider of bank card-based payment processing systems to small-and medium-sized merchants), Ironshore Ltd. (an insurance company focused on property and specialty insurance), Knight Energy Group (an oil and gas exploration and production company), Stroz Friedberg, Inc. (a consulting and technical services firm specializing in digital forensics, electronic discovery, and investigations), Tammac Holdings (a specialty finance company providing loans to the manufactured housing industry) and Trans-Fast Remittance LLC (a money transfer company, primarily focused on the U.S.-Latin America remittance corridor). To the extent Messrs. Bok or Niehaus become aware of any business combination opportunities within the lines of business of these companies, they may be required to present such opportunities first to the applicable company. You should assume that such opportunities will not be presented to us unless the applicable company declines to pursue such opportunity. In addition, Mr. Canfield is a member of the boards of directors of Tricom, S.A. and Birch Telecom Inc. and Mr. Rush is a member of the board of directors of Republic Companies, Inc.

Accordingly, as a result of multiple business affiliations, our officers and directors may have legal obligations relating to presenting business opportunities meeting our funds investment criteria to multiple entities. You should assume that these conflicts will not be resolved in our favor. The terms of our amended and restated certificate of incorporation provides that Greenhill and our officers and directors who are affiliated with Greenhill do not have a fiduciary duty to present corporate opportunities to us. As a result, we will not have any interest in business combination opportunities that come to the attention of Greenhill and these officers and directors and you should assume that if there are conflicting interests regarding any such opportunity, they will not be resolved in our favor. Any of these factors may place us at a competitive disadvantage in successfully identifying and negotiating a business combination.

You should also be aware of the following potential conflicts of interest:

•	Members of our management team are not required to commit their full time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities.

•	Although Greenhill and each of Messrs. Bok, Niehaus and Liu have entered into non-compete agreements with us providing that until the earlier of the filing by us of a current report on Form 8-K with the SEC announcing the execution of a definitive agreement for our initial business combination, or our liquidation, neither Greenhill nor any of Messrs. Bok, Niehaus and Liu will become a sponsor, promoter, officer or director of any other blank check company, however, our other directors or officers may in the future become affiliated with any other blank check company, or engaged in business activities similar to those we intend to conduct.

•	Since Messrs. Bok, Niehaus and Rodriguez as well as all of the managing directors of Greenhill available to us have an ownership interest in Greenhill and consequently an indirect ownership interest in us, they may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders. This ownership interest may influence their motivation in identifying and selecting a target business and timely completing an initial business combination. The exercise of discretion by our executive officers and directors in identifying and selecting one or more suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

•	Unless we consummate our initial business combination, our founding stockholder, executive officers and directors and Greenhill and its employees will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account that may be released to us as working capital. These amounts were calculated based on management’s estimates of the funds needed to finance our operations for 24 months from the pricing date of our initial public offering and to pay expenses in identifying and consummating our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our founding stockholder, executive officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. The financial interest of our founding stockholder, executive officers, directors or Greenhill or its affiliates could influence our executive officers’ and directors’ motivation in selecting a target business, and therefore they may have a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. Specifically, our executive officers and directors may tend to favor potential initial business combinations with target businesses that offer to reimburse any expenses that we did not have the funds to reimburse ourselves.

•	Our executive officers and directors may have a conflict of interest with respect to evaluating a particular initial business combination if the retention or resignation of any such executive officers and directors were included by a target business as a condition to any agreement with respect to an initial business combination.

We have agreed we will not enter into our initial business combination with any entity in which our founding stockholder, any of our officers or directors or their affiliates has a material ownership interest nor will we acquire any company in which a Greenhill merchant banking fund has a material ownership interest.

Item 14.	Principal Accountant Fees and Services

The firm of Eisner LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Eisner LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2007, fees paid to our independent registered public accounting firm were $30,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Form S-1 and amendments filed with the Securities and Exchange Commission through December 31, 2007.

Audit-Related Fees

During 2007, our independent registered public accounting firm did not render any non-audit services related to the Company.

Tax Fees

During 2007, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Policy of Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Since our audit committee was not formed until immediately prior to our initial public offering, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

To help ensure the independence of the independent registered accounting firm, the audit committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for us by our independent registered public accounting firm. Pursuant to this policy, all audit and non-audit services to be performed by the independent registered public accounting firm must be approved in advance by the audit committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    The following documents are filed as part of this Annual Report on Form 10-K.

(1)    Consolidated Financial Statements

Reference is made to the Index to consolidated financial statements of GHL Acquisition Corp. under Item 8 of Part II.

(2)     Financial Statement Schedule

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the financial statements and the notes thereto in Item 8 above.

(3)    Exhibits

EXHIBIT INDEX

Exhibit Number	Description
1.1*	Form of Underwriting Agreement
3.2*	Form of Amended and Restated Bylaws
3.3*	Form of Amended and Restated Certificate of Incorporation
4.1*	Specimen Unit Certificate
4.2*	Specimen Common Stock Certificate
4.3**	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company
4.4*	Specimen Warrant Certificate
5.1*	Opinion of Davis Polk & Wardwell
10.1*	Form of Letter Agreement among the Registrant and Greenhill & Co., Inc.
10.2*	Form of Letter Agreement between the Registrant and each of the directors and officers of the Registrant
10.3*	Founder’s Securities Purchase Agreement, dated as of November 12, 2007, between the Registrant and Greenhill & Co., Inc.
10.4*	Form of Registration Rights Agreement between the Registrant, certain members of management of Greenhill & Co., Inc. and Greenhill & Co., Inc.
10.5*	Form of Indemnity Agreement between the Registrant and each of its directors and officers
10.6**	Investment Management Trust Agreement by and between the Registrant and American Stock Transfer & Trust Company
10.7*	Securities Purchase Agreement, dated as of February 4, 2008, between Greenhill & Co., Inc. and Messrs. Canfield, Clarke and Rush
10.8*	Promissory Note issued by Registrant on November 19, 2007
10.9*	Form of Non-Compete Agreement between the Registrant, its executive officers and Greenhill & Co., Inc.
10.10*	Administrative Services Letter Agreement, dated November 27, 2007 between the Registrant and Greenhill & Co., Inc.
10.11*	Unit Cancellation Agreement and Amendment to Founder’s Securities Purchase Agreement, dated as of January 10, 2008, between the Registrant and Greenhill & Co., Inc.
14*	Form of Code of Conduct and Ethics
21.1	List of Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), which was declared effective on February 14, 2008.
**	Incorporated by reference to the Registrant’s current report on Form 8-K filed on February 26, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2008
GHL ACQUISITION CORP.
By:	/s/ Scott L. Bok
Scott L. Bok Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Scott L. Bok	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2008

Scott L. Bok

/s/ Robert H. Niehaus	Senior Vice President and Director	March 28, 2008

Robert H. Niehaus

/s/ Harold J. Rodriguez, Jr.	Chief Financial Officer (Principal Accounting and Financial Officer)	March 28, 2008

Harold J. Rodriguez, Jr.

/s/ Thomas C. Canfield	Director	March 28, 2008

Thomas C. Canfield

/s/ Kevin P. Clarke	Director	March 28, 2008

Kevin P. Clarke

/s/ Parker W. Rush	Director	March 28, 2008

Parker W. Rush

S-1