Form 10-Q
period 2008-03-31
GHL Acquisition Corp.
filed 2008-05-14
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 001-33963

GHL Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	22-1344998
(State of Incorporation)	(I.R.S. Employer Identification No.)
300 Park Avenue, 23rd Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (212) 389-1500

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

Large accelerated filer     Accelerated filer     Non-accelerated filer     Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No

As of May 7, 2008, there were 48,500,000 shares of the registrant’s common stock outstanding.

Item No.		Page
Part I. Financial Information
1.	Condensed Financial Statements
	Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	1
	Unaudited Statements of Income for the three months ended March 31, 2008 and for the period from November 2, 2007 (inception) through March 31, 2008	2
	Unaudited Statement of Stockholders’ Equity for the period from November 2, 2007 (inception) through March 31, 2008	3
	Unaudited Statements of Cash Flows for the three months ended March 31, 2008 and for the period from November 2, 2007 (inception) through March 31, 2008	4
	Notes to Unaudited Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
3.	Quantitative and Qualitative Disclosures About Market Risk	16
4.	Controls and Procedures	16
Part II. Other Information
1.	Legal Proceedings	17
1A.	Risk Factors	17
2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
3.	Defaults Upon Senior Securities	18
4.	Submission of Matters to a Vote of Security Holders	18
5.	Other Information	18
6.	Exhibits	18
Signatures		S-1

i

Part I.    Financial Information

Item 1.    Financial Statements

GHL Acquisition Corp.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$728,096	$184,378
Prepaid expenses	116,667	—
Total current assets	844,763	184,378
Deferred offering costs	—	315,622
Investments held in trust at broker, including accrued interest of $709,445	401,213,016	—
Total assets	$402,057,779	$500,000
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Note payable – stockholder, including interest	$—	$252,538
Due to related party	21,506	—
Accrued expenses	40,000	1,274
Accrued offering costs	949,883	225,000
Income tax payable	556,357	—
Deferred underwriter commissions	11,288,137	—
Total liabilities	12,855,883	478,812
Common stock subject to possible conversion (11,999,999 shares, at conversion value)	119,999,999	—
Commitments	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares
None issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value
Authorized 200,000,000 shares
Issued and outstanding 48,500,000 and 11,500,000 shares at March 31, 2008 and December 31, 2007, respectively	48,500	11,500
Additional paid-in capital	268,612,817	13,500
Retained earnings (deficit) accumulated during the development stage	540,580	(3,812)
Total stockholders’ equity	269,201,897	21,188
Total liabilities and stockholders’ equity	$402,057,779	$500,000

See notes to the condensed consolidated financial statements (unaudited).

GHL Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENTS OF INCOME

(unaudited)

	Three Months ended March 31, 2008	November 2, 2007 (inception) to March 31, 2008
Formation, general and administrative costs	$112,267	$116,079
Loss from operations	(112,267)	(116,079)
Other income – interest	1,213,016	1,213,016
Income before provision for taxes	1,100,749	1,096,937
Provision for income taxes	556,357	556,357
Net income	$544,392	$540,580
Weighted average shares outstanding – basic	27,485,989
Weighted average shares outstanding – diluted	34,744,774
Earnings per share – basic	$0.02
Earnings per share – diluted	$0.02

See notes to the condensed consolidated financial statements (unaudited).

GHL Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period November 2, 2007 (inception) to March 31, 2008

	Common Stock		Additional Paid-in Capital	Earnings (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Balance at November 2, 2007 (inception)	—	$—	$—	$—	$—
Issuance of units to Founder on November 13, 2007 at approximately $0.002 per unit	11,500,000	11,500	13,500	—	25,000
Net loss during the development stage	—	—	—	(3,812)	(3,812)
Balance at December 31, 2007	11,500,000	11,500	13,500	(3,812)	21,188
Sale of 40,000,000 units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses (including 11,999,999 shares subject to possible conversion)	40,000,000	40,000	380,596,316	—	380,636,316
Sale of private placement warrants	—	—	8,000,000	—	8,000,000
Net proceeds subject to possible conversion of 11,999,999 shares	—	—	(119,999,999)	—	(119,999,999)
Forfeiture of 1,725,000 by Founder	(1,725,000)	(1,725)	1,725	—	—
Forfeiture of 1,275,000 by Founder	(1,275,000)	(1,275)	1,275	—	—
Net income during the period January 1, 2008 through March 31, 2008	—	—	—	544,392	544,392
Balance at March 31, 2008 (unaudited)	48,500,000	$48,500	$268,612,817	$540,580	$269,201,897

See notes to the condensed consolidated financial statements (unaudited).

GHL Acquisition Corp.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31, 2008	November 2, 2007 (inception) through March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$544,392	$540,580
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Interest income receivable	(709,445)	(709,445)
Prepaid expenses	(116,667)	(116,667)
Accrued expenses	38,726	40,000
Accrued interest	3,306	5,844
Due to related party	21,506	21,506
Income tax payable	556,357	556,357
Net cash used in operating activities	338,175	338,175
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds invested in Trust Account	(400,000,000)	(400,000,000)
Interest income in Trust Account	(503,571)	(503,571)
Net cash used in investing activities	(400,503,571)	(400,503,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering	400,000,000	400,000,000
Proceeds from issuance of private placement warrants	8,000,000	8,000,000
Payment of underwriting fee	(6,900,000)	(6,900,000)
Payment of costs associated with offering	(135,042)	(225,664)
Proceeds from note payable to related party	—	250,000
Payment of note payable to related party	(255,844)	(255,844)
Proceeds from sale of Founder Units	—	25,000
Net cash provided by financing activities	400,709,114	400,893,492
Net increase in cash	543,718	728,096
Cash at beginning of period	184,378	—
Cash at end of period	$728,096	$728,096
SUPPLEMENTAL DISCLOSURE:
Interest paid	$5,844	$5,844
Taxes paid	395	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued deferred underwriting fees	$11,288,137	$11,288,137
Accrued deferred offering costs	724,883	949,883

See notes to the condensed consolidated financial statements (unaudited).

GHL Acquisition Corp.
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

At March 31, 2008, the Company had not yet commenced any operations. All activity through March 31, 2008 relates to the Company’s formation, initial public offering (the ‘‘Public Offering’’) and efforts to identify prospective target businesses as described in Note 3.

The registration statement for the Public Offering was declared effective February 14, 2008. The Company consummated the Public Offering on February 21, 2008 and received proceeds of approximately $408,000,000, consisting of $400,000,000 from the Public Offering and $8,000,000 from the sale of the private placement warrants to the Company’s founder, Greenhill & Co., Inc. (the ‘‘Founder’’). Upon the closing of the Public Offering, the Company paid $6,900,000 of underwriting fees and placed $400,000,000 of the total proceeds into a trust account (‘‘Trust Account’’). The remaining $1,100,000 was used to pay offering costs. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. Up to $5,000,000 of interest, subject to adjustment, earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional interest earnings may be released to fund tax obligations. As used herein, ‘‘Target Business’’ shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (which includes all of the Company’s assets, including the funds held in the Trust Account, less the Company’s liabilities (excluding deferred underwriting discounts and commissions of $11,288,137). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry. Instead, the Company intends to focus on various industries and target businesses in the United States and Europe that may provide significant opportunities for growth.

The $400,000,000 in the Trust Account is invested in assets which all meet the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors (other than its independent auditors), prospective target businesses and other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Founder has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that it will be able to satisfy those obligations.

The Company, after signing a definitive agreement for a Business Combination, is required to submit such transaction for stockholder approval. In the event that (i) a majority of the outstanding shares of common stock sold in the Public Offering that vote in connection with a Business Combination vote against the Business Combination or the proposal to amend the Company’s amended and restated certificate of incorporation to provide for its perpetual existence or (ii) public stockholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Company’s stockholders prior to the Public Offering agreed to vote their 8,500,000 Founder’s shares of common stock in accordance with the vote of the majority of the shares voted by all the holders of the shares sold in the Public Offering (‘‘Public Stockholders’’) with respect to any Business Combination and related amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence. Moreover, the Company’s stockholders prior to the Public Offering and the Company’s officers and directors agreed to vote any shares of common stock acquired in, or after, the Public Offering in favor of the Business Combination and related amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence. After consummation of a Business Combination, these voting provisions will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. The Company will proceed with the Business Combination if Public Stockholders owning no more than 30% (minus one share) of the shares sold in the Public Offering both vote against the Business Combination and exercise their conversion rights. Accordingly, Public Stockholders holding 11,999,999 shares sold in the Public Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Company’s stockholders prior to the consummation of the initial Public Offering.

The Company’s amended and restated certificate of incorporation provides that the Company will continue in existence only until February 14, 2010. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will liquidate. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the units to be offered in the Public Offering discussed in Note 3).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Concentration of Credit Risk — The Company maintains its cash and cash equivalents with a financial institution with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. The Company does not believe the cash equivalents held in trust at broker are subject to significant credit risk as the portfolio is invested in assets, which meet the applicable conditions of 2a-7 of the Investment Company Act of 1940. The Company has not experienced any losses on this account.

Fair Value of Financial Instruments — Cash and cash equivalents, held in trust at broker and notes payable are carried at cost, which approximates fair value due to the short-term nature of these investments.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ materially from those estimates.

Earnings per Share — Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle outstanding common stock purchase warrants, as calculated using the treasury stock method.

Income Taxes — The Company complies with the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes,’’ an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is ‘‘more likely than not’’ that the position is sustainable based on its technical merits. The Company has yet to file its first income tax returns. Management does not plan on taking any uncertain tax positions when filing the Company’s tax returns consequently the Company has not recognized any liabilities under FIN 48. The Company will recognize interest expense and penalties related to uncertain tax positions as an operating expense in its statement of operations.

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of temporary differences aggregating approximately $48,595 at March 31, 2008 and $433 at December 31, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at March 31, 2008 and December 31, 2007, respectively.

The effective tax rate differs from the statutory rate of 35% due to the provision for state and local taxes and the establishment of the valuation allowance.

New Accounting Pronouncements — Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplished the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (‘‘valuation hierarchy’’) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s assets carried at fair value on a recurring basis are its investments in money market securities under the caption ‘‘Investments held in trust at broker’’. The securities have been classified within level 1, as their valuation is based on quoted prices for identical assets in active markets.

The estimated fair value at March 31, 2008 is based upon statements provided by the financial institution through which the Company holds such assets.

	Level 1	Level 2	Level 3	Balance as of March 31, 2008
Investments	$401,213,016	$—	$—	$401,213,016
Total investments	$401,213,016	$—	$—	$401,213,016

In February 2007, the FASB issued SFAS No. 159, ‘‘Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115’’ (‘‘SFAS 159’’). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would be required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 became effective beginning January 1, 2008. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have an impact on the Company’s condensed balance sheet, condensed statement of income and condensed statement of cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS 141R’’). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature of financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for companies for fiscal years beginning January 1, 2009. The Company is currently assessing the potential effect of SFAS 141R on its balance sheet, statement of income and statement of cash flows.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements (‘‘SFAS 160’’). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called ‘‘minority interests’’) be clearly identified, presented, and disclosed in the condensed balance sheet within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for companies for fiscal years beginning January 2009. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS 160 on its balance sheet and statement of income.

NOTE 3 — PUBLIC OFFERING

Pursuant to a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on February 14, 2008, for an offering consummated on February 21, 2008 (the ‘‘Registration Statement’’), the Company sold in its Public Offering 40,000,000 units at a price of $10.00 per unit. Each unit (a ‘‘Unit’’) consists of one share of the Company’s common stock, $0.001 par value, and one Redeemable Common Stock Purchase Warrant (a ‘‘Warrant’’). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing on the later of the completion of a Business Combination or 12 months from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering or earlier upon redemption or liquidation of the Trust Account. The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ prior notice while the Warrants are exercisable, and there is an effective registration statement covering the common stock issuable upon exercise of the Warrants current and available, only if the last sales price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The

Company will not redeem the Warrants unless an effective registration statement covering the shares of common stock issuable upon exercise of the Warrants is current and available throughout the 30-day redemption period. If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to adopt a plan of recapitalization pursuant to which all holders that wish to exercise Warrants would be required to do so on a ‘‘cashless basis.’’ In such event, each exercising holder would surrender the Warrants for that number of shares of common stock equal to the quotient obtained by dividing (i) the product of the number of shares of common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the ‘‘fair market value’’ (defined below) by (ii) the fair market value. The ‘‘fair market value’’ means the average reported last sales price of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants. In accordance with the Warrant Agreement relating to the Warrants sold and issued in the Public Offering, the Company will only be required to use its best efforts to maintain the effectiveness of the registration statement covering the common stock issuable upon exercise of the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, if a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. The number of Warrant shares issuable upon the exercise of each Warrant is subject to adjustment from time to time upon the occurrence of the events enumerated in the Warrant Agreement.

The Warrants are classified within stockholders’ equity since, under the terms of the Warrants, the Company cannot be required to settle or redeem them for cash.

Total underwriting fees related to the Public Offering aggregate to $23,251,500. The Company paid $6,900,000 upon closing of the Public Offering and $16,351,500 is payable only upon the consummation of a Business Combination. Specifically, Banc of America Securities LLC and other underwriters have agreed that approximately 70% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The deferred underwriting commission paid will be less pro-rata reductions resulting from the exercise of the stockholder conversion rights as described in the Registration Statement. Accordingly, the liability for deferred underwriting commission excludes $5,063,363, which is included in the liability for common stock subject to possible conversion.

The Company also granted Banc of America Securities LLC and other underwriters a 30-day over-allotment option to purchase up to 6,000,000 Units, which expired on March 27, 2008. Following the expiration of the over-allotment option, the Company’s initial stockholders returned at no cost, 1,275,000 of Units pursuant to the terms of the applicable purchase agreement in order for the Founders to maintain its approximately 17.3% ownership interest in our common stock after giving effect to the Public Offering.

On March 31, 2008, $401,213,016 was held in trust, of which the Company had the right to withdraw $1,213,016 for working capital purposes, including the payment of income taxes. The Company also had $728,096 of unrestricted cash available.

NOTE 4 — NOTE PAYABLE

On November 19, 2007, the Company issued a promissory note in the aggregate principal amount of $250,000 to the Founder. The note accrued interest at the rate of 8.5% per annum, was unsecured and the principal was due at the earlier of (i) December 30, 2008, or (ii) the consummation of the offering. On February 26, 2008, the Company paid off the principal amount of the promissory note including accrued interest in the amount of $5,844, for a total of $255,844.

NOTE 5 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

The Company presently occupies office space provided by the Founder. The Founder has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Founder a total of $10,000 per month for such services commencing on the effective date of the Public Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. As of March 31, 2008, the Company has accrued $15,172 with respect to this commitment, with such amount included within ‘‘Accrued Expenses’’ in the accompanying balance sheet. The office expenses for the period February 14, 2008 through March 31, 2008 were repaid to the Founder on April 30, 2008.

On January 10, 2008, the Company cancelled 1,725,000 Founder’s Units, which were surrendered in a recapitalization, leaving the Founder with a total of 9,775,000 Units as of the date of the Public Offering. Of the 9,775,000 Founder’s Units, an aggregate of 1,275,000 Founder’s Units, including the common stock included therein, were forfeited on March 27, 2008, following the expiration of the over-allotment option of Banc of America Securities LLC and the other underwriters pursuant to the terms of the applicable purchase agreement.

On February 1, 2008, the Founder transferred at cost an aggregate of 150,000 of the Founder’s Units to certain of the Company’s directors (together with the Founder, the ‘‘Initial Stockholders’’). These transferred Units have the same terms and are subject to the same restrictions on transfers as the Founder’s Units. The restrictions on transfer on these Units will lapse 180 days after the consummation of a Business Combination by the Company (if any) (considered a performance condition). In accordance with the Statement of Financial Accounting Standards No. 123 (Revised 2004) ‘‘Share Based Payments’’, the restrictions are not being taken into account for purposes of determining the value of the transferred Units and the Company will record a compensation charge and a related capital contribution (at the time a Business Combination is consummated) for the difference between the consideration received by the Founder in the transfer and the price of $10.00 per Unit paid by the public stockholders which acquired Units in our initial public offering.

On February 21, 2008, in connection with the Public Offering, the Founder purchased a total of 8,000,000 Warrants (‘‘Private Placement Warrants’’) at $1.00 per Warrant (for an aggregate purchase price of $8,000,000) privately from the Company. All of the proceeds received from the purchase were placed in the Trust Account. The Private Placement Warrants are identical to those included in the Units sold in our initial public offering, except that:

•	the Private Placement Warrants, including the common stock issuable upon exercise of these Warrants, are subject to certain transfer restrictions;

•	the Private Placement Warrants will not be redeemable by the Company so long as they are held by the Initial Stockholders or their permitted transferees; and

•	the Private Placement Warrants may be exercised by the Initial Stockholders or their permitted transferees on a cashless basis.

As of March 31, 2008, the Founder owns approximately 17.3% of the Company’s issued and outstanding common stock and collectively, the Initial Stockholders own approximately 17.5%.

NOTE 6 — INCOME TAXES

The components of the provision for income taxes are set forth below:

Three Months ended March 31, 2008
Current taxes:
U.S. federal	$353,586
State and local	202,771
Total current tax expense	$556,357
Deferred taxes:
U.S. federal	$34,285
State and local	14,310
Valuation allowance	(48,595)
Total deferred tax expense	—
Total provision for income taxes	$556,357

A reconciliation of the statutory U.S. federal income tax rate of 35% to the Company’s effective income tax rate is set forth below:

Three Months ended March 31, 2008
U.S. statutory tax rate	35.00%
Increase related to state and local taxes, net of U.S. income tax	10.87%
Valuation allowance for deferred tax assets	4.67%
Effective income tax rate	50.54%

NOTE 7 — SUBSEQUENT EVENT NOTE

On April 25, 2008, the Company withdrew $200,000 from the Trust Account for working capital.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, ‘‘we’’, ‘‘our’’, ‘‘firm’’ and ‘‘us’’ refer to GHL Acquisition Corp. References to ‘‘Greenhill’’ refer to Greenhill & Co., Inc., our founding stockholder. References to ‘‘initial stockholders’’ refer to Greenhill and its permitted transferees. References to ‘‘public stockholders’’ refers to purchasers of shares of our common stock in our initial public offering or in the secondary market, including our founding stockholder, officers or directors and their affiliates to the extent they purchased or acquired shares in the initial public offering or in the secondary market.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as ‘‘may’’, ‘‘might’’, ‘‘will’’, ‘‘should’’, ‘‘expect’’, ‘‘plan’’, ‘‘anticipate’’, ‘‘believe’’, ‘‘estimate’’, ‘‘predict’’, ‘‘potential’’ or ‘‘continue’’, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Report on Form 10-K under the caption ‘‘Risk Factors’’.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You shoulds not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date hereof.

Overview

We are a blank check company organized under the laws of the State of Delaware on November 2, 2007. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more businesses or assets, which we refer to as our ‘‘initial business combination.’’ We consummated our initial public offering and a private placement of warrants on February 21, 2008. We are currently in the process of evaluating and identifying targets for a business combination. If we are unable to consummate a business combination by February 14, 2010, our corporate existence will cease.

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

Through March 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our initial public offering and our private placement. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the three months ended March 31, 2008, we earned $544,392, which consisted of $1,213,016 of interest income primarily from the trust account offset by $112,267 of formation, general and administrative costs and $556,357 of provision for income taxes.

Critical Accounting Policies

We have identified the following as our critical accounting policies:

Cash and Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Concentration of Credit Risk — The Company maintains its cash and cash equivalents with a financial institution with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. The Company does not believe the cash equivalents held in trust at broker are subject to significant credit risk as the portfolio is invested in assets, which meet the applicable conditions of 2a-7 of the Investment Company Act of 1940. The Company has not experienced any losses on this account.

Fair Value of Financial Instruments — Cash and cash equivalents, held in trust at broker and notes payable are carried at cost, which approximates fair value due to the short-term nature of these investments.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ materially from those estimates.

Earnings per Share — Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle outstanding common stock purchase warrants, as calculated using the treasury stock method.

Income Taxes — The Company complies with the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes,’’ an interpretation of FASB Statement No. 109 (‘‘FIN 48’’), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is ‘‘more likely than not’’ that the position is sustainable based on its technical merits. The Company has yet to file its first income tax returns. Management does not plan on taking any uncertain tax positions when filing the Company’s tax returns consequently the Company has not recognized any liabilities under FIN 48. The Company will recognize interest and penalties related to uncertain tax positions as an operating expense in its statement of operations.

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

New Accounting Pronouncements — Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplished the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (‘‘valuation hierarchy’’) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

In February 2007, the FASB issued SFAS No. 159, ‘‘Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115’’ (‘‘SFAS 159’’). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would be required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 became effective beginning January 1, 2008. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have an impact on the Company’s condensed balance sheet, condensed statement of income and condensed statement of cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), ‘‘Business Combinations’’ (‘‘SFAS 141R’’). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature of financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for companies for fiscal years beginning January 1, 2009. The Company is currently assessing the potential effect of SFAS 141R on its balance sheet, statement of income and statement of cash flows.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements (‘‘SFAS 160’’). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called ‘‘minority interests’’) be clearly identified, presented, and disclosed in the condensed balance sheet within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for companies for fiscal years beginning January 2009. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS 160 on its balance sheet and statement of income.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Liquidity and Capital Resources

A total of $400,000,000, including $375,648,500 of the net proceeds from the initial public offering, $8,000,000 from the sale of the private placement warrants to the founding stockholder and $16,351,500 of deferred underwriting discounts and commissions, was placed in trust. We expect that most of the proceeds held in the trust account will be used as consideration to pay the sellers of a target business or businesses with which we ultimately complete our initial business combination. We expect to use substantially all of the net proceeds of our initial public offering and private placement that are withdrawn from the trust account to pay expenses in locating and acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. To the extent that our capital stock or debt financing is used in whole or in part as consideration to effect our initial business combination, any proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

Upon the closing of the initial public offering, we had $1,100,000 in funds available to us outside of the trust account. That amount, together with (i) interest income of up to $5,000,000 on the balance of the trust account that may be released to us for working capital requirements and (ii) additional amounts that may be released to fund our tax liabilities, will be sufficient to allow us to operate through February 14, 2010, assuming that our initial business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $240,000 of expenses in fees relating to our office space and certain general and administrative services;

•	approximately $4,760,000 for general working capital that will be used for miscellaneous expenses (potentially including deposits or down payments for a proposed initial business combination), legal, accounting and other expenses, including due diligence expenses and reimbursement of out-of-pocket expenses incurred in connection with the investigation, structuring and negotiation of our initial business combination, director and officer liability insurance premiums and reserves and expenses of our initial public offering to the extent they exceeded the estimates, legal and accounting fees relating to SEC reporting obligations, brokers’ retainer fees, consulting fees and finder’s fees); and

•	approximately 45% of our net income before tax to fund federal, state and local income taxes.

We do not believe we will need additional financing following our initial public offering to meet the expenditures required for operating our business before our initial business combination. However, we will rely on interest earned on the trust account to fund such expenditures and, to the extent that the interest earned is below our expectation, we may have insufficient funds available to operate our business before our initial business combination.

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

Subsequent Events

On April 25, 2008, the Company withdrew $200,000 from the trust account for working capital. As of April 30, 2008, after giving effect to our withdrawal of interest on the funds held in the trust account, approximately $401,466,694 was held in trust and we had approximately $1,466,694 of unrestricted cash available to us for activities in connection with identifying and conducting due diligence of a suitable business combination and for general corporate purposes and payment of taxes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. The net proceeds of our initial public offering and the private placement in the trust account have been invested in three money market funds, which themselves invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

Item 4.    Controls and Procedures

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2008. As of March 31, 2008, we had not completed an assessment nor have our auditors tested our systems of internal control over financial reporting. We expect to assess the internal controls of our target business or businesses before the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for a business combination may have internal controls that need improvement in areas such as:

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

Part II.    Other Information

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. Investors should consider the risks disclosed therein.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2007, Greenhill purchased 11,500,000 units (each one consisting of one share of common stock and one warrant to purchase one share of common stock) for a purchase price of $25,000 at a purchase price of $0.003 per unit. On January 10, 2008, we cancelled 1,725,000 units, which were surrendered by Greenhill in a recapitalization, leaving Greenhill with a total of 9,775,000 units (of which 1,275,000 were subject to forfeiture). This sale was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. In the transaction, the purchaser represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing the securities issued in the transaction.

On February 21, 2008, we also closed the private placement of 8,000,000 warrants with Greenhill for total proceeds of $8,000,000. This sale of warrants was also deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. In the transaction, each of the aforementioned purchasers represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing the securities issued in the transaction.

On March 27, 2008, following the expiration of the over-allotment option of the underwriters of our initial public offering, 1,275,000 founder’s units were forfeited pursuant to the terms of the applicable purchase agreement in order to maintain our initial stockholders’ approximately 17.5% ownership interest in our common stock after giving effect to the initial public offering.

As of March 31, 2008, we incurred an aggregate of approximately $1,131,486 in organizational and offering related expenses (excluding underwriters discount and commissions), which have been or will be paid from the $1,100,000 of the proceeds of our initial public offering not held in trust and our withdrawal of $200,000 interest earned on the funds held in trust. Up to $5,000,000 of interest earned on the funds held in trust may be released to us for the following purposes:

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal, accounting and printing fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.

In addition, we may use interest earned on the funds held in trust to pay federal, state and local income taxes.

As of March 31, 2008, approximately $401,213,016 was held in a trust account. On April 25, 2008, the Company withdrew $200,000 from the trust account for working capital purposes. We intend to use up to $4,800,000 of earnings from such funds for working capital purposes and to consummate our initial business combination as described in more detail under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On February 14, 2008, in connection with our initial public offering, by unanimous written consent, our stockholders approved the adoption of an Amended and Restated Certificate of Incorporation, which was adopted on February 14, 2008.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number		Description
3	.2*	Form of Amended and Restated Bylaws
3	.3*	Form of Amended and Restated Certificate of Incorporation
4	.1*	Specimen Unit Certificate
4	.2*	Specimen Common Stock Certificate
4	.3**	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company
4	.4*	Specimen Warrant Certificate
10	.1*	Form of Letter Agreement among the Registrant and Greenhill & Co., Inc.
10	.2*	Form of Letter Agreement between the Registrant and each of the directors and officers of the Registrant
10	.3*	Founder’s Securities Purchase Agreement, dated as of November 12, 2007, between the Registrant and Greenhill & Co., Inc.
10	.4*	Form of Registration Rights Agreement between the Registrant, certain members of management of Greenhill & Co., Inc. and Greenhill & Co., Inc.
10	.5*	Form of Indemnity Agreement between the Registrant and each of its directors and officers
10	.6**	Investment Management Trust Agreement by and between the Registrant and American Stock Transfer & Trust Company
10	.7*	Securities Purchase Agreement, dated as of February 4, 2008, between Greenhill & Co., Inc. and Messrs. Canfield, Clarke and Rush
10	.8*	Promissory Note issued by Registrant on November 19, 2007
10	.9*	Form of Non-Compete Agreement between the Registrant, its executive officers and Greenhill & Co., Inc.
10	.10*	Administrative Services Letter Agreement, dated November 27, 2007 between the Registrant and Greenhill & Co., Inc.
10	.11*	Unit Cancellation Agreement and Amendment to Founder’s Securities Purchase Agreement, dated as of January 10, 2008, between the Registrant and Greenhill & Co., Inc.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), which was declared effective on February 14, 2008.
**	Incorporated by reference to the Registrant’s current report on Form 8-K filed on February 26, 2008.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008
GHL ACQUISITION CORP.
By:	/s/ Scott L. Bok
Name: Scott L. Bok Title: Chairman and Chief Executive Officer

By:	/s/ Harold J. Rodriguez, Jr.
Name: Harold J. Rodriguez, Jr. Title: Chief Financial Officer

S-1