Form 10-Q
period 2008-06-30
GHL Acquisition Corp.
filed 2008-08-08
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).  Yes ☒     No ☐

As of August 4, 2008, there were 48,500,000 shares of the registrant’s common stock outstanding.

Item No.		Page

Part I. Financial Information

1.	Condensed Financial Statements

	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

	Unaudited Statements of Income for the three and six months ended June 30, 2008 and for the period from November 2, 2007 (inception) through June 30, 2008	4

	Unaudited Statement of Stockholders’ Equity for the period from November 2, 2007 (inception) through June 30, 2008	5

	Unaudited Statements of Cash Flows for the six months ended June 30, 2008 and for the period from November 2, 2007 (inception) through June 30, 2008	6

	Notes to Unaudited Financial Statements	7

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3.	Quantitative and Qualitative Disclosures About Market Risk	20

4.	Controls and Procedures	20

Part II. Other Information

1.	Legal Proceedings	21

1A.	Risk Factors	21

2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

3.	Defaults Upon Senior Securities	22

4.	Submission of Matters to a Vote of Security Holders	22

5.	Other Information	22

6.	Exhibits	22

Signatures		S-1

Exhibits		E-1
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I.  Financial Information

Item 1.	Financial Statements

GHL Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheets

	June 30,
	2008	December 31,
	(unaudited)	2007

Assets:
Current assets:
Cash and cash equivalents	$36,963	$184,378
Prepaid expenses	81,667	—

Total current assets	118,630	184,378
Deferred offering costs	—	315,622
Investments held in trust at broker, including accrued interest of $684,614	401,527,222	—

Total assets	$401,645,852	$500,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Note payable — stockholder, including interest	$—	$252,538
Due to related party	36,334	—
Accrued expenses	65,000	1,274
Accrued offering costs	121,343	225,000
Income tax payable	81,929	—
Deferred underwriter commissions	11,288,137	—

Total liabilities	11,592,743	478,812

Common stock subject to possible conversion (11,999,999 shares, at conversion value)	119,999,999	—
Commitments	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares
None issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value
Authorized 200,000,000 shares
Issued and outstanding 48,500,000 (including 11,999,999 shares of common stock subject to possible conversion presented above) and 11,500,000 shares at June 30, 2008 and December 31, 2007, respectively	36,500	11,500
Additional paid-in capital	268,569,126	13,500
Retained earnings (deficit) accumulated during the development stage	1,447,484	(3,812)

Total stockholders’ equity	270,053,110	21,188

Total liabilities and stockholders’ equity	$401,645,852	$500,000

See notes to the condensed consolidated financial statements (unaudited).

GHL Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Income (unaudited)

			November 2,
	Three	Six	2007
	Months	Months	(Inception)
	Ended	Ended	to
	June 30,	June 30,	June 30,
	2008	2008	2008

Formation, general and administrative costs	$81,730	$193,997	$197,809

Loss from operations	(81,730)	(193,997)	(197,809)
Other income — interest	1,780,206	2,993,222	2,993,222

Income before provision for taxes	1,698,476	2,799,225	2,795,413
Provision for income taxes	791,572	1,347,929	1,347,929

Net income	$906,904	$1,451,296	$1,447,484

Weighted average shares outstanding — basic and diluted	48,500,000	37,978,984

Earnings per share — basic and diluted	$0.02	$0.04
Proforma weighted average shares outstanding — diluted	61,870,229	48,292,565

Proforma earnings per share — diluted	$0.01	$0.03

See notes to the condensed consolidated financial statements (unaudited).

GHL Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Stockholders’ Equity (unaudited)

	For the Period November 2, 2007 (Inception) to June 30, 2008
				Earnings
				(Deficit)
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance at November 2, 2007 (inception)	—	$—	$—	$—	$—
Issuance of units to Founder on November 13, 2007 at approximately $0.002 per unit	11,500,000	11,500	13,500	—	25,000
Net loss during the development stage	—	—	—	(3,812)	(3,812)

Balance at December 31, 2007	11,500,000	11,500	13,500	(3,812)	21,188
Sale of 40,000,000 units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses (including 11,999,999 shares subject to possible conversion)	40,000,000	40,000	380,540,625	—	380,580,625
Sale of private placement warrants	—	—	8,000,000	—	8,000,000
Net proceeds subject to possible conversion of 11,999,999 shares	(11,999,999)	(12,000)	(119,987,999)	—	(119,999,999)
Forfeiture of 1,725,000 by Founder	(1,725,000)	(1,725)	1,725	—	—
Forfeiture of 1,275,000 by Founder	(1,275,000)	(1,275)	1,275	—	—
Net income during the period January 1, 2008 through June 30, 2008	—	—	—	1,451,296	1,451,296

Balance at June 30, 2008 (unaudited)	36,500,001	$36,500	$268,569,126	$1,447,484	$270,053,110

See notes to the condensed consolidated financial statements (unaudited).

GHL Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Cash Flows (unaudited)

		November 2,
		2007
		(Inception)
	Six Months Ended	Through
	June 30,	June 30,
	2008	2008

Cash Flows from Operating Activities:
Net income	$1,451,296	$1,447,484
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Interest income receivable	(684,614)	(684,614)
Prepaid expenses	(81,667)	(81,667)
Accrued expenses	63,726	65,000
Accrued interest	3,306	5,844
Due to related party	36,334	36,334
Income tax payable	81,929	81,929

Net cash provided by operating activities	870,310	870,310

Cash Flows from Investing Activities:
Proceeds invested in Trust Account	(400,000,000)	(400,000,000)
Interest income in Trust Account	(842,608)	(842,608)

Net cash used in investing activities	(400,842,608)	(400,842,608)

Cash Flows from Financing Activities:
Proceeds from public offering	400,000,000	400,000,000
Proceeds from issuance of private placement warrants	8,000,000	8,000,000
Payment of underwriting fee	(6,900,000)	(6,900,000)
Payment of costs associated with offering	(1,019,273)	(1,109,895)
Proceeds from note payable to related party	—	250,000
Payment of note payable to related party	(255,844)	(255,844)
Proceeds from sale of Founder Units	—	25,000

Net cash provided by financing activities	399,824,883	400,009,261

Net (decrease) increase in cash	(147,415)	36,963

Cash and cash equivalents, at beginning of period	184,378	—

Cash and cash equivalents, at end of period	$36,963	$36,963

Supplemental Disclosure:
Interest paid	$5,844	$5,844
Taxes paid	$1,266,394	$1,266,394

Supplemental Disclosure of Non-Cash Financing Activities:
Accrued deferred underwriting fees	$11,288,137	$11,288,137
Accrued deferred offering costs	121,343	121,343

See notes to the condensed consolidated financial statements (unaudited).

GHL Acquisition Corp.
(a corporation in the development stage)
Notes to Unaudited Financial Statements

Note 1 —	Organization Business Operations, and Basis of Presentation

GHL Acquisition Corp. (the “Company”), a blank check company, was incorporated in Delaware on November 2, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or assets (“Business Combination”). The Company is considered in the development stage and is subject to the risks associated with development stage companies. The Company has selected December 31 as its fiscal year-end.

At June 30, 2008, the Company had not yet commenced any operations. All activity through June 30, 2008 relates to the Company’s formation, initial public offering (the “Public Offering”) and efforts to identify prospective target businesses as described in Note 3.

The registration statement for the Public Offering was declared effective February 14, 2008. The Company consummated the Public Offering on February 21, 2008 and received gross proceeds of approximately $408,000,000, consisting of $400,000,000 from the Public Offering and $8,000,000 from the sale of the private placement warrants to the Company’s founder, Greenhill & Co., Inc. (the “Founder”). Upon the closing of the Public Offering, the Company paid $6,900,000 of underwriting fees and placed $400,000,000 of the total proceeds into a trust account (“Trust Account”). The remaining approximately $1,100,000 was used to pay offering costs. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. Up to $5,000,000 of interest, subject to adjustment, earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional interest earnings may be released to fund income tax obligations. As used herein, “Target Business” shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (which includes all of the Company’s assets, including the funds held in the Trust Account, less the Company’s liabilities (excluding deferred underwriting discounts and commissions of $11,288,137). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company, after signing a definitive agreement for a Business Combination, is required to submit such transaction for stockholder approval. In the event that (i) a majority of the outstanding shares of common stock sold in the Public Offering that vote in connection with a Business Combination vote against the Business Combination or the proposal to amend the Company’s amended and restated certificate of incorporation to provide for its perpetual existence or (ii) public stockholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Company’s stockholders prior to the Public Offering (“Insiders”) agreed to vote their 8,500,000 Founder’s shares of common stock in accordance with the vote of the majority of the shares voted by all the holders of the shares sold in the Public Offering (“Public Stockholders”) with respect to any Business Combination and related amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence. Moreover, the Company’s stockholders prior to the Public Offering and the Company’s officers and directors agreed to vote any shares of common stock acquired in, or after, the Public Offering in favor of the Business Combination and related amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence. After consummation of a Business Combination, these voting provisions will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, inclusive of any interest, net of any taxes due on such interest and net of franchise taxes, and net of up to $5.0 million in interest income on the Trust Account balance previously released to us to fund working capital requirements, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. The Company will proceed with the Business Combination if Public Stockholders owning no more than 30% (minus one share) of the shares sold in the Public Offering both vote against the Business Combination and exercise their conversion rights. Accordingly, Public Stockholders holding 11,999,999 shares sold in the Public Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Company’s stockholders prior to the consummation of the initial Public Offering.

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

The unaudited financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the SEC for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company’s management is responsible for the financial statements included in this document. The Company’s interim financial statements are unaudited. Interim results may not be indicative of the results that may be expected for the year. However, the Company believes all adjustments considered necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature.

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

Fair Value of Financial Instruments — Cash and cash equivalents, investments held in trust at broker and notes payable are carried at cost, which approximates fair value due to the short-term nature of these investments.

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

Earnings per Share — The Company calculates earnings per share (“EPS”) in accordance with FASB Statement No. 128, “Earnings per Share” (“SFAS 128”). Basic and diluted EPS is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

Warrants issued by the Company in the Public Offering and private placement are contingently exercisable at the later of one year from the date of the offering and the consummation of a business combination, provided, in each case, there is an effective registration statement covering the shares issuable upon exercise of the warrants. Hence, these are presented in the proforma diluted EPS.

Proforma diluted EPS includes the determinants of basic and diluted EPS plus to the extent dilutive, the incremental number of shares of common stock to settle outstanding common stock purchase warrants, as calculated using the treasury stock method.

Income Taxes — The Company complies with the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is ”more likely than not” that the position is sustainable based on its technical merits. The Company has yet to file its first income tax returns. Management does not plan on taking any uncertain tax positions when filing the Company’s tax returns consequently the Company has not recognized any liabilities under FIN 48. The Company will recognize interest expense and penalties related to uncertain tax positions as an operating expense in its condensed statements of income.

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of temporary differences aggregating $98,388 at June 30, 2008 and $433 at December 31, 2007. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at June 30, 2008 and December 31, 2007, respectively.

The effective tax rate differs from the statutory rate of 34% due to the provision for state and local taxes and the establishment of the valuation allowance.

New Accounting Pronouncements — Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, ”Fair Value Measurements” (”SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplished the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

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

The Company’s assets carried at fair value on a recurring basis are its investments in money market securities under the caption “Investments held in trust at broker”. The securities have been classified within level 1, as their valuation is based on quoted prices for identical assets in active markets.

The estimated fair value at June 30, 2008 including accrued interest is as follows:

				Balance
				as of June 30,
	Level 1	Level 2	Level 3	2008

Investments	$401,527,222	$—	$—	$401,527,222

Total investments	$401,527,222	$—	$—	$401,527,222

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would be required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 became effective beginning January 1, 2008. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have an impact on the Company’s condensed balance sheets, condensed statements of income and condensed statements of cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature of financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for companies for fiscal years beginning January 1, 2009. The Company is currently assessing the potential effect of SFAS 141R on its balance sheets, condensed statements of income and condensed statements of cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the condensed balance sheet within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for companies for fiscal years beginning January 2009. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS 160 on its condensed balance sheets and condensed statements of income.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, once we enter into a business combination.

Note 3 —	Public Offering

Pursuant to a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on February 14, 2008, for an offering consummated on February 21, 2008 (the “Registration Statement”), the Company sold in its Public Offering 40,000,000 units at a price of $10.00 per unit. Each unit (a “Unit”) consists of one share of the Company’s common stock, $0.001 par value, and one Redeemable Common Stock Purchase Warrant (a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing on the later of the completion of a Business Combination or 12 months from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering or earlier upon redemption or liquidation of the Trust Account. The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ prior notice while the Warrants are exercisable, and there is an effective registration statement covering the common stock issuable upon exercise of the Warrants current and available, only if the last sales price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company will not redeem the Warrants unless an effective registration statement covering the shares of common stock issuable upon exercise of the Warrants is current and available throughout the 30-day redemption period. If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to adopt a plan of recapitalization pursuant to which all holders that wish to exercise Warrants would be required to do so on a “cashless basis.” In such event, each exercising holder would surrender the Warrants for that number of shares of common stock equal to the quotient obtained by dividing (i) the product of the number of shares of common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (ii) the fair market value. The ”fair market value” means the average reported last sales price of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants. In accordance with the Warrant Agreement relating to the Warrants sold and issued in the Public Offering, the Company will only be required to use its best efforts to maintain the effectiveness of the registration statement covering the common stock issuable upon exercise of the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, if a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. The number of Warrant shares issuable upon the exercise of each Warrant is subject to adjustment from time to time upon the occurrence of the events enumerated in the Warrant Agreement.

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

On June 30, 2008, $401,527,222 was held in trust, of which the Company had the right to withdraw $1,527,222 to fund working capital needs and the payment of income taxes. The Company also had $36,963 of unrestricted cash available.

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

The Company presently occupies office space provided by the Founder. The Founder has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Founder a total of $10,000 per month for such services commencing on the effective date of the Public Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. The Company has accrued $30,000 with respect to this commitment for the three months ended June 30, 2008, with such amount included within “Accrued Expenses” in the accompanying balance sheet. As of June 30, 2008, the Company had incurred total office expenses of $45,172, of which $15,172 were paid to the Founder on April 30, 2008 and the remaining $30,000 on July 22, 2008.

As of June 30, 2008, the Founder has funded travel expenses amounting to $6,334 on the Company’s behalf. Such amount will be reimbursed to the Founder in the future period.

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

On February 1, 2008, the Founder transferred at cost an aggregate of 150,000 of the Founder’s Units to certain of the Company’s directors (together with the Founder, the “Initial Stockholders”). These transferred Units have the same terms and are subject to the same restrictions on transfers as the Founder’s Units. The restrictions on transfer on these Units will lapse 180 days after the consummation of a Business Combination by the Company (if any) (considered a performance condition). In accordance with the Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share Based Payments”, the restrictions are not being taken into account for purposes of determining the value of the transferred Units and the Company will record a compensation charge and a related capital contribution (at the time a Business Combination is consummated) for the difference between the consideration received by the Founder in the transfer and the price of $10.00 per Unit paid by the public stockholders which acquired Units in our initial public offering.

On February 21, 2008, in connection with the Public Offering, the Founder purchased a total of 8,000,000 Warrants (“Private Placement Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $8,000,000) privately from the Company. All of the proceeds received from the purchase were placed in the Trust Account. The Private Placement Warrants are identical to those included in the Units sold in our initial public offering, except that:

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

As of June 30, 2008, the Founder owns approximately 17.3% of the Company’s issued and outstanding common stock and collectively, the Initial Stockholders own approximately 17.5%.

Note 6 —	Income Taxes

The components of the provision for income taxes for the three and six months ended June 30, 2008 are set forth below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Current taxes:
U.S. federal	$493,989	$847,575
State and local	297,583	500,354

Total current tax expense	$791,572	$1,347,929

Deferred taxes:
U.S. federal	$31,674	$65,959
State and local	18,119	32,429
Valuation allowance	(49,793)	(98,388)

Total deferred tax expense	—	—

Total provision for income taxes	$791,572	$1,347,929

A reconciliation of the statutory U.S. federal income tax rate of 34% to the Company’s effective income tax rate is set forth below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

U.S. statutory tax rate	34.0%	34.0%
Increase related to state and local taxes, net of U.S. income tax	11.6%	11.8%
Valuation allowance for deferred tax assets	2.0%	2.4%
Federal rate reduction	(1.0)%	—

Effective income tax rate	46.6%	48.2%

Note 7 —	Earnings per Share

The computations of basic, diluted, and proforma diluted earnings per share are set forth below:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Numerator for basic and diluted earnings per share — net income available to common stockholders	$906,904	$1,451,296

Denominator for basic and diluted earnings per share — weighted average number of common shares	48,500,000	37,978,984
Proforma Adjustments:
Add — dilutive effect of Warrants:	13,370,229	10,313,581

Denominator for proforma diluted earnings per share — adjusted weighted average number of common shares and assumed potential conversion	61,870,229	48,292,565

Earnings per share:
Basic and diluted	$0.02	$0.04
Proforma earnings per share — diluted	$0.01	$0.03

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we”, “our”, “firm” and “us” refer to GHL Acquisition Corp. References to “Greenhill” refer to Greenhill & Co., Inc., our founding stockholder. References to “initial stockholders” refer to Greenhill and its permitted transferees. References to “public stockholders” refers to purchasers of shares of our common stock in our initial public offering or in the secondary market, including our founding stockholder, officers or directors and their affiliates to the extent they purchased or acquired shares in the initial public offering or in the secondary market.

Cautionary Statement Concerning Forward-Looking Statements

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this report. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Report on Form 10-K under the caption “Risk Factors”.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date hereof.

Overview

We are a blank check company organized under the laws of the State of Delaware on November 2, 2007. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more businesses or assets, which we refer to as our “initial business combination.” We consummated our initial public offering and a private placement of warrants on February 21, 2008. We are currently in the process of evaluating and identifying targets for a business combination. If we are unable to consummate a business combination by February 14, 2010, our corporate existence will cease.

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

Through June 30, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our initial public offering and our private placement. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the three months ended June 30, 2008, we earned $906,904, which consisted of $1,780,206 of interest income primarily from the trust account offset by $81,730 of formation, general and administrative costs and $791,572 of provision for income taxes. For the six months ended June 30, 2008, we earned $1,451,296, which consisted of $2,993,222 of interest income primarily from the trust account offset by $193,997 of formation, general and administrative costs and $1,347,929 of provision for income taxes.

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

Fair Value of Financial Instruments — Cash and cash equivalents, investments held in trust at broker and notes payable are carried at cost, which approximates fair value due to the short-term nature of these investments.

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

Earnings per Share — The Company calculates earnings per share (“EPS”) in accordance with FASB Statement No. 128, “Earnings per Share” (“SFAS 128”). Basic and diluted EPS is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

Warrants issued by the Company in the Public Offering and private placement are contingently exercisable at the later of one year from the date of the offering and the consummation of a business combination, provided, in each case, there is an effective registration statement covering the shares issuable upon exercise of the warrants. Hence, these are presented in the proforma diluted EPS.

Proforma diluted EPS includes the determinants of basic and diluted EPS plus to the extent dilutive, the incremental number of shares of common stock to settle outstanding common stock purchase warrants, as calculated using the treasury stock method.

Income Taxes — The Company complies with the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company has yet to file its first income tax returns. Management does not plan on taking any uncertain tax positions when filing the Company’s tax returns consequently the Company has not recognized any liabilities under FIN 48. The Company will recognize interest and penalties related to uncertain tax positions as an operating expense in its condensed statements of income.

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

New Accounting Pronouncements — Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplished the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would be required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 became effective beginning January 1, 2008. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore,

SFAS No. 159 did not have an impact on the Company’s condensed balance sheets, condensed statements of income and condensed statements of cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature of financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for companies for fiscal years beginning January 1, 2009. The Company is currently assessing the potential effect of SFAS 141R on its condensed balance sheets, condensed statements of income and condensed statements of cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the condensed balance sheet within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for companies for fiscal years beginning January 2009. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS 160 on its condensed balance sheets and condensed statements of income.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, once we enter into a business combination.

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

On June 30, 2008, $401,527,222 was held in trust, of which the Company had the right to withdraw $1,527,222 to fund working capital needs and the payment of income taxes. Since the Public Offering, the Company has withdrawn $1,466,000 in total from the trust account; $200,000 for working capital purposes and $1,266,000 for the payment of federal, state and local income taxes.

The Company has remaining authority to withdraw $4,800,000 of total earnings from the trust account for working capital purposes and to consummate the purchase of our initial business. The Company is entitled to make additional withdrawals from earnings to the extent necessary, for the payment of federal, state and local income taxes.

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

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. The net proceeds of our initial public offering and the private placement in the trust account have been invested in three money market funds, which themselves invest principally in short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

Item 4.	Controls and Procedures

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2009. As of June 30, 2008, we had not completed an assessment nor have our auditors tested our systems of internal control over financial reporting. We expect to assess the internal controls of our target business or businesses by the compliance date and, if necessary, to implement and test additional controls as we may determine are necessary to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for a business combination may have internal controls that need improvement in areas such as:

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

As of June 30, 2008, we incurred an aggregate of approximately $1,163,239 in organizational and offering related expenses (excluding underwriters discount and commissions), which have been or will be paid from the $1,100,000 of the proceeds of our initial public offering not held in trust and our withdrawal of a portion of interest earned on the funds held in trust. Up to $5,000,000 of interest earned on the funds held in trust may be released to us for the following purposes:

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

As of June 30, 2008, approximately $401,527,222 was held in a trust account. On April 25, 2008. the Company withdrew $200,000 from the trust account for working capital. On June 9, 2008, the Company withdrew $1,266,000 from the trust account for the payment of estimated federal, state and local income taxes for the first quarter of 2008.

We intend to use up to $4,800,000 of total earnings from the trust account for working capital purposes and to consummate our initial business combination as described in more detail under Part  I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The Company is entitled to make additional withdrawals from earnings to the extent necessary, for the payment of federal, state and local income taxes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

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

Date: August 8, 2008

GHL ACQUISITION CORP.

By:	/s/ SCOTT L. BOK
Name: Scott L. Bok
Title: Chairman and Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
Name: Harold J. Rodriguez, Jr.
Title: Chief Financial Officer

S-1