Form 10-Q
period 2008-09-30
GHL Acquisition Corp.
filed 2008-11-14
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 001-33963
GHL Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	22-1344998 (I.R.S. Employer Identification No.)

300 Park Avenue, 23rd Floor New York, New York (Address of principal executive offices)	10022 (Zip Code)
Registrant’s telephone number (212) 389-1500
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     As of November 14, 2008, there were 48,500,000 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

Item No.		Page
Part I. Financial Information
1.	Condensed Financial Statements
	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3
	Unaudited Statements of Income for the three and nine months ended September 30, 2008 and for the period from November 2, 2007 (inception) through September 30, 2008	4
	Statement of Stockholders’ Equity for the period from November 2, 2007 (inception) through September 30, 2008 (unaudited)	5
	Unaudited Statements of Cash Flows for the nine months ended September 30, 2008 and for the period from November 2, 2007 (inception) through September 30, 2008	6
	Notes to Unaudited Financial Statements	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3.	Quantitative and Qualitative Disclosures About Market Risk	20
4.	Controls and Procedures	20
Part II. Other Information
1.	Legal Proceedings	21
1A.	Risk Factors	21
2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
3.	Defaults Upon Senior Securities	22
4.	Submission of Matters to a Vote of Security Holders	22
5.	Other Information	22
6.	Exhibits	23
Signatures		S-1
Exhibits		E-1

Part I. Financial Information
Item 1. Financial Statements
GHL Acquisition Corp.
(a corporation in the development stage)
Condensed Balance Sheets

	September 30,
	2008	December 31,
	(unaudited)	2007
Assets:
Current assets:
Cash and cash equivalents	$489,843	$184,378
Prepaid expenses	46,667	—

Total current assets	536,510	184,378
Deferred tax asset	135,186	—
Deferred offering costs	—	315,622
Deferred aquisition costs	1,496,935	—
Investments held in trust at broker, including accrued interest of $197,294	402,270,297	—

Total assets	$404,438,928	$500,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Note payable — stockholder, including interest	$—	$252,538
Due to related party	9,606	—
Accrued expenses	1,535,533	1,274
Accrued offering costs	—	225,000
Income tax payable	455,500	—
Deferred underwriter commissions	11,288,137	—

Total liabilities	13,288,776	478,812

Common stock subject to possible conversion (11,999,999 shares, at conversion value)	119,999,999	—
Commitments	—	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value Authorized 1,000,000 shares None issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.001 par value Authorized 200,000,000 shares Issued and outstanding 48,500,000 (including 11,999,999 shares of common stock subject to possible conversion presented above) and 11,500,000 shares at September 30, 2008 and December 31, 2007, respectively	36,500	11,500
Additional paid-in capital	268,569,126	13,500
Retained earnings (deficit) accumulated during the development stage	2,544,527	(3,812)

Total stockholders’ equity	271,150,153	21,188

Total liabilities and stockholders’ equity	$404,438,928	$500,000

See notes to the condensed consolidated financial statements (unaudited).

GHL Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Income (unaudited)

			November 2,
	Three	Nine	2007
	Months	Months	(Inception)
	Ended	Ended	to
	September 30,	September 30,	September 30,
	2008	2008	2008
Formation, general and administrative costs	$106,198	$300,195	$304,007

Loss from operations	(106,198)	(300,195)	(304,007)
Other income — interest	1,943,075	4,936,297	4,936,297

Income before provision for taxes	1,836,877	4,636,102	4,632,290
Provision for income taxes	739,834	2,087,763	2,087,763

Net income	$1,097,043	$2,548,339	$2,544,527

Weighted average shares outstanding — basic and diluted	48,500,000	41,511,588

Earnings per share — basic and diluted	$0.02	$0.06
Proforma weighted average shares outstanding — diluted	62,518,797	53,074,498

Proforma earnings per share — diluted	$0.02	$0.05
See notes to the condensed consolidated financial statements (unaudited).

GHL Acquisition Corp.
(a corporation in the development stage)
Condensed Statement of Stockholders’ Equity

	For the Period November 2, 2007 (Inception) to September 30, 2008
				Earnings
				(Deficit)
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Balance at November 2, 2007 (inception)	—	$—	$—	$—	$—
Issuance of units to Founder on November 13, 2007 at approximately $0.002 per unit	11,500,000	11,500	13,500	—	25,000
Net loss during the development stage	—	—	—	(3,812)	(3,812)

Balance at December 31, 2007	11,500,000	11,500	13,500	(3,812)	21,188
Sale of 40,000,000 units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses (including 11,999,999 shares subject to possible conversion)	40,000,000	40,000	380,540,625	—	380,580,625
Sale of private placement warrants	—	—	8,000,000	—	8,000,000
Net proceeds subject to possible conversion of 11,999,999 shares	(11,999,999)	(12,000)	(119,987,999)	—	(119,999,999)
Forfeiture of 1,725,000 by Founder	(1,725,000)	(1,725)	1,725	—	—
Forfeiture of 1,275,000 by Founder	(1,275,000)	(1,275)	1,275	—	—
Net income during the period January 1, 2008 through September 30, 2008	—	—	—	2,548,339	2,548,339

Balance at September 30, 2008 (unaudited)	36,500,001	$36,500	$268,569,126	$2,544,527	$271,150,153

See notes to the condensed consolidated financial statements (unaudited).

GHL Acquisition Corp.
(a corporation in the development stage)
Condensed Statements of Cash Flows (unaudited)

		November 2,
		2007
		(Inception)
	Nine Months Ended	Through
	September 30,	September 30,
	2008	2008
Cash Flows from Operating Activities:
Net income	$2,548,339	$2,544,527
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax asset	(135,186)	(135,186)
Changes in:
Interest income receivable	(197,294)	(197,294)
Prepaid expenses	(46,667)	(46,667)
Accrued expenses	266,384	267,658
Accrued interest	3,306	5,844
Due to related party	9,606	9,606
Income tax payable	455,500	455,500

Net cash provided by operating activities	2,903,988	2,903,988
Cash Flows from Investing Activities:
Proceeds invested in Trust Account	(400,000,000)	(400,000,000)
Interest income in Trust Account	(2,073,003)	(2,073,003)
Payment of costs associated with acquisition	(229,060)	(229,060)

Net cash used in investing activities	(402,302,063)	(402,302,063)
Cash Flows from Financing Activities:
Proceeds from public offering	400,000,000	400,000,000
Proceeds from issuance of private placement warrants	8,000,000	8,000,000
Payment of underwriting fee	(6,900,000)	(6,900,000)
Payment of costs associated with offering	(1,140,616)	(1,231,238)
Proceeds from note payable to related party	—	250,000
Payment of note payable to related party	(255,844)	(255,844)
Proceeds from sale of Founder Units	—	25,000

Net cash provided by financing activities	399,703,540	399,887,918

Net increase in cash	305,465	489,843

Cash and cash equivalents, at beginning of period	184,378	—

Cash and cash equivalents, at end of period	$489,843	$489,843
Supplemental Disclosure:
Interest paid	$5,844	$5,844
Taxes paid	$1,767,395	$1,767,395
Supplemental Disclosure of Non-Cash Financing Activities:
Accrued deferred underwriting fees	$11,288,137	$11,288,137
Accrued deferred acquisition costs	$1,267,875	$1,267,875
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
     At September 30, 2008, the Company had not yet commenced any operations. All activity through September 30, 2008 relates to the Company’s formation, initial public offering (the “Public Offering”) and efforts to identify prospective target businesses as described in Note 3.
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
     The Company’s efforts in identifying prospective target businesses were not limited to a particular industry. Instead, the Company’s intent was to focus on various industries and target businesses in the United States and Europe that may provide significant opportunities for growth.
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
     Income Taxes — The Company complies with the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company filed its first income tax return on September 15, 2008. Management does not plan on taking any uncertain tax positions when filing the Company’s tax returns consequently the Company has not recognized any liabilities under FIN 48. The Company will recognize interest expense and penalties related to uncertain tax positions as an operating expense in its condensed statements of income.
     Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
     The Company recorded a deferred income tax asset for the tax effect of temporary differences aggregating $135,186 at September 30, 2008. The Company has not provided a valuation allowance at September 30, 2008, since the Company is negotiating a proposed Business Combination as disclosed in Note 8. At December 31, 2007, the deferred income tax asset for the tax effect of temporary differences amounted to $433. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2007.
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
     The estimated fair value at September 30, 2008 including accrued interest is as follows:

				Balance
				as of September 30,
	Level 1	Level 2	Level 3	2008
Investments	$402,270,297	$—	$—	$402,270,297

Total investments	$402,270,297	$—	$—	$402,270,297

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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the condensed balance sheet within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for companies for fiscal years beginning January 2009. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS 160 on its condensed balance sheets and condensed statements of income.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, once we enter into a business combination.
     In October, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”) which provided additional interpretative guidance on the application of SFAS No. 157 in markets that are not active and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for the financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not yet been issued. The issuance of interpretative guidance on the application of SFAS No. 157 did not have a material impact on the Company’s condensed financial statements.

Note 3 — Public Offering
     Pursuant to a Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on February 14, 2008, for an offering consummated on February 21, 2008 (the “Registration Statement”), the Company sold in its Public Offering 40,000,000 units at a price of $10.00 per unit. Each unit (a “Unit”) consists of one share of the Company’s common stock, $0.001 par value, and one Redeemable Common Stock Purchase Warrant (a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing on the later of the completion of a Business Combination or 12 months from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering or earlier upon redemption or liquidation of the Trust Account. The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ prior notice while the Warrants are exercisable, and there is an effective registration statement covering the common stock issuable upon exercise of the Warrants current and available, only if the last sales price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company will not redeem the Warrants unless an effective registration statement covering the shares of common stock issuable upon exercise of the Warrants is current and available throughout the 30-day redemption period. If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to adopt a plan of recapitalization pursuant to which all holders that wish to exercise Warrants would be required to do so on a “cashless basis.” In such event, each exercising holder would surrender the Warrants for that number of shares of common stock equal to the quotient obtained by dividing (i) the product of the number of shares of common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (ii) the fair market value. The “fair market value” means the average reported last sales price of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants. In accordance with the Warrant Agreement relating to the Warrants sold and issued in the Public Offering, the Company will only be required to use its best efforts to maintain the effectiveness of the registration statement covering the common stock issuable upon exercise of the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, if a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. The number of Warrant shares issuable upon the exercise of each Warrant is subject to adjustment from time to time upon the occurrence of the events enumerated in the Warrant Agreement.
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
     On September 30, 2008, $402,270,297 was held in trust, of which the Company had the right to withdraw $2,270,297 to fund working capital needs and the payment of income taxes. The Company also had $489,843 of unrestricted cash available.

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
Note 5 — Related Party Transactions and Commitments
     The Company presently occupies office space provided by the Founder. The Founder has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Founder a total of $10,000 per month for such services commencing on the effective date of the Public Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. The Company paid a total of $30,000 with respect to this commitment for the three months ended September 30, 2008 and $75,172 for the nine months ended September 30, 2008.
     From time to time, the Founder funds administrative expenses, such as travel expenses, meals and entertainment and office supplies, incurred in the ordinary course of business. Such expenses are to be reimbursed by the Company to the Founder. As of September 30, 2008, the Founder has funded a total of $15,940 of administrative expenses, of which $6,334 was paid off to the Founder on September 29, 2008. The remaining balance of $9,606 will be reimbursed to the Founder in the future period and is included within “Accrued Expenses” in the accompanying Balance Sheet.
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
     As of September 30, 2008, the Founder owns approximately 17.3% of the Company’s issued and outstanding common stock and collectively, the Initial Stockholders own approximately 17.5%.

Note 6 — Income Taxes
     The components of the provision for income taxes for the three and nine months ended September 30, 2008 are set forth below:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Current taxes:
U.S. federal	$550,210	$1,397,785
State and local	324,810	825,164

Total current tax expense	$875,020	$2,222,949

Deferred taxes:
U.S. federal	$(85,005)	$(85,005)
State and local	(50,181)	(50,181)

Total deferred tax expense	(135,186)	(135,186)

Total provision for income taxes	$739,834	$2,087,763

     A reconciliation of the statutory U.S. federal income tax rate of 34% to the Company’s effective income tax rate is set forth below:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
U.S. statutory tax rate	34.0%	34.0%
Increase related to state and local taxes, net of U.S. income tax	10.0%	11.0%
Reversal of valuation allowance	(4.0)%	—

Effective income tax rate	40.0%	45.0%

Note 7 — Earnings per Share
     The computations of basic, diluted, and proforma diluted earnings per share are set forth below:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Numerator for basic and diluted earnings per share — net income available to common stockholders	$1,097,043	$2,548,339

Denominator for basic and diluted earnings per share — weighted average number of common shares	48,500,000	41,511,588
Proforma Adjustments:
Add — dilutive effect of Warrants:	14,018,797	11,562,910

Denominator for proforma diluted earnings per share — adjusted weighted average number of common shares and assumed potential conversion	62,518,797	53,074,498

Earnings per share:
Basic and diluted	$0.02	$0.06
Proforma earnings per share — diluted	$0.02	$0.05
Note 8 — Proposed Business Combination
     On September 22, 2008, the Company announced that it had entered in an agreement (the “Transaction Agreement”) to acquire Iridium Holdings LLC (“Iridium”), a leading provider of voice and data mobile satellite services (the “Proposed Business Combination”).
     Under the terms of the Transaction Agreement, the Company will acquire Iridium in exchange for 36.0 million shares of its common stock and $77.1 million of cash, subject to adjustment. In addition, 90 days following the closing of the Proposed Business Combination, if Iridium has in effect a valid election under Section 754 of the Internal Revenue Code of 1986, as amended, the Company will make a tax benefits payment of up to $30 million in aggregate to certain sellers to compensate for the tax basis step-up. Upon the closing of the Proposed Business Combination, Iridium will become a subsidiary of the Company and the combined enterprise will be renamed “Iridium Communications Inc.” and will apply for listing on NASDAQ.
     The Transaction Agreement and related documents have been unanimously approved by the board of directors of the Company and Iridium. The closing of the Proposed Business Combination is subject to customary closing conditions including the expiration or termination of waiting periods under the Hart-Scott-Rodino Act, Federal Communications Commission approval, other regulatory approvals and the approval of the Company’s stockholders, including a majority of the shares of the Company’s common stock issued in its Public Offering. The Company has been granted early termination of the Hart-Scott-Rodino Act. In addition, the closing of the Proposed Business Combination is conditioned on the requirement that stockholders owning not more than 11,999,999 shares of the Company’s common stock (such number representing 30 percent minus one share of the 40,000,000 shares of issued in its Public Offering) vote against the Proposed Business Combination and validly exercise their conversion rights to have their shares converted into cash, as permitted by the Company’s certificate of incorporation. The Company’s initial stockholders have agreed to vote the 8,500,000 shares they already own, which were issued to them prior to the Company’s Public Offering, in accordance with the vote of the holders of a majority of the shares issued in the Public Offering. The Proposed Business Combination is expected to close in the first part of 2009 but may vary depending upon the timing of regulatory approvals.
     If (x) the Transaction Agreement is terminated either by the Company or Iridium because the Company’s stockholders shall have failed to approve the Proposed Business Combination, (y) the Company breaches its obligations to hold a stockholder meeting or to use its reasonable best efforts to consummate the Proposed Business Combination contemplated by the Transaction Agreement, and (z) the Company consummates an initial business combination (other than with Iridium), the Company will be obligated to pay to Iridium within two business days of the consummation of such other business combination, a break-up fee consisting of $5,000,000 in cash, shares of the Company’s common stock or combination thereof, at the Company’s election (the “Termination Fee”). The Termination Fee will be the exclusive remedy of Iridium, the Sellers and their respective affiliates with respect to any such breach except in the case where, prior to 10 business days immediately following the termination of the Transaction Agreement, Iridium notifies the Company in writing that it believes in good faith the Company has committed willful breach of the Transaction Agreement. In that case, the Company need not pay the Termination Fee and Iridium shall have the right to pursue its remedies for willful breach against the Company, subject to other limitations set forth in the Transaction Agreement.
     The Company intends to launch a tender offer for its common shares which will close concurrent with completion of the Proposed Business Combination, pursuant to which shares will be acquired at a price per share of $10.50, up to an aggregate purchase price of $120 million reduced by the amount of cash distributed to stockholders who vote against the Proposed Business Combination and elect conversion of their shares.
     On September 22, 2008, the Company entered into a side letter agreement (the “Side Letter”) with the Founder whereby the Founder has agreed to forfeit at the closing of the Proposed Business Combination the following securities of the Company which it currently owns: (1) 1,441,176 common shares; (2) 8,369,563 founder warrants; and (3) 2,000,000 private placement warrants. These forfeitures will reduce the Company’s shares and warrants outstanding immediately post-closing.
Note 9 — Deferred Acquisition Costs
     The Company has incurred certain transaction costs for the Proposed Business Combination as disclosed in Note 8. The Company has deferred such costs under SFAS 141 (“Business Combinations”). It is probable that the Proposed Business Combination will close after the effective date of SFAS 141R and under SFAS 141R such acquisition costs will be expensed.

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
     Through September, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying, evaluating and selecting a prospective acquisition candidate, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our initial public offering and our private placement. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. For the three months ended September 30, 2008, we earned $1,097,043, which consisted of $1,943,075 of interest income primarily from the trust account offset by $106,198 of formation, general and administrative costs and $739,834 of provision for income taxes. For the nine months ended September 30, 2008, we earned $2,548,339, which consisted of $4,936,297 of interest income primarily from the trust account offset by $300,195 of formation, general and administrative costs and $2,087,763 of provision for income taxes.
Business Combination with Iridium Holdings LLC
     On September 22, 2008, the Company announced that it had entered in an agreement (the “Transaction Agreement”) to acquire Iridium Holdings LLC (“Iridium”), a leading provider of voice and data mobile satellite services (the “Proposed Business Combination”).
     Under the terms of the Transaction Agreement, the Company will acquire Iridium in exchange for 36.0 million shares of its common stock and $77.1 million of cash, subject to adjustment. In addition, 90 days following the closing of the Proposed Business Combination, if Iridium has in effect a valid election under Section 754 of the Internal Revenue Code of 1986, as amended, the Company will make a tax benefits payment of up to $30 million in aggregate to certain sellers to compensate for the tax basis step-up. Upon the closing of the Proposed Business Combination, Iridium will become a subsidiary of the Company and the combined enterprise will be renamed “Iridium Communications Inc.” and will apply for listing on NASDAQ.
     The Transaction Agreement and related documents have been unanimously approved by the board of directors of the Company and Iridium. The closing of the Proposed Business Combination is subject to customary closing conditions including the expiration or termination of waiting periods under the Hart-Scott-Rodino Act, Federal Communications Commission approval, other regulatory approvals and the approval of the Company’s stockholders, including a majority of the shares of the Company’s common stock issued in its initial public offering. The Company has been granted early termination of the Hart-Scott-Rodino Act. In addition, the closing of the Proposed Business Combination is conditioned on the requirement that stockholders owning not more than 11,999,999 shares of the Company’s common stock (such number representing 30 percent minus one share of the 40,000,000 shares of issued in its initial public offering) vote against the Proposed Business Combination and validly exercise their conversion rights to have their shares converted into cash, as permitted by the Company’s certificate of incorporation. The Company’s initial stockholders have agreed to vote the 8,500,000 shares they already own, which were issued to them prior to the Company’s initial public offering, in accordance with the vote of the holders of a majority of the shares issued in the initial public offering. The Proposed Business Combination is expected to close in the first part of 2009 but may vary depending upon the timing of regulatory approvals.
     If (x) the Transaction Agreement is terminated either by the Company or Iridium because the Company’s stockholders shall have failed to approve the Proposed Business Combination, (y) the Company breaches its obligations to hold a stockholder meeting or to use its reasonable best efforts to consummate the Proposed Business Combination contemplated by the Transaction Agreement, and (z) the Company consummates an initial business combination (other than with Iridium), the Company will be obligated to pay to Iridium within two business days of the consummation of such other business combination, a break-up fee consisting of $5,000,000 in cash, shares of the Company’s common stock or combination thereof, at the Company’s election (the “Termination Fee”). The Termination Fee will be the exclusive remedy of Iridium, the Sellers and their respective affiliates with respect to any such breach except in the case where, prior to 10 business days immediately following the termination of the Transaction Agreement, Iridium notifies the Company in writing that it believes in good faith the Company has committed willful breach of the Transaction Agreement. In that case, the Company need not pay the Termination Fee and Iridium shall have the right to pursue its remedies for willful breach against the Company, subject to other limitations set forth in the Transaction Agreement.
     The Company intends to launch a tender offer for its common shares which will close concurrent with completion of the Proposed Business Combination, pursuant to which shares will be acquired at a price per share of $10.50, up to an aggregate purchase price of $120 million reduced by the amount of cash distributed to stockholders who vote against the Proposed Business Combination and elect conversion of their shares.

     On September 22, 2008, the Company entered into a side letter agreement (the “Side Letter”) with Greenhill whereby Greenhill has agreed to forfeit at the closing of the Proposed Business Combination the following securities of the Company which it currently owns: (1) 1,441,176 common shares; (2) 8,369,563 founder warrants; and (3) 2,000,000 private placement warrants. These forfeitures will reduce the Company’s shares and warrants outstanding immediately post-closing.
     We intend to file a preliminary proxy statement with the SEC with respect to the proposed Business Combination. As of the date of the filing of this Form 10-Q, neither the preliminary proxy statement nor the definitive proxy statement have been filed with the SEC or disseminated to shareholders. Investors are urged to review the preliminary proxy statement and definitive proxy statement, when completed, in its entirety. A more complete description of the Proposed Business Combination described above, is included in a Current Report on Form 8-K filed on September 23, 2008.
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
     Income Taxes — The Company complies with the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company filed its first income tax return on September 15, 2008. Management does not plan on taking any uncertain tax positions when filing the Company’s tax returns consequently the Company has not recognized any liabilities under FIN 48. The Company will recognize interest and penalties related to uncertain tax positions as an operating expense in its condensed statements of income.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the condensed balance sheet within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS 160 is effective, on a prospective basis, for companies for fiscal years beginning January 2009. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS 160 on its condensed balance sheets and condensed statements of income.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other

U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3 if applicable, once we enter into a business combination.
     In October, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”) which provided additional interpretative guidance on the application of SFAS No. 157 in markets that are not active and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for the financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not yet been issued. The issuance of interpretative guidance on the application of SFAS No. 157 did not have a material impact on the Company’s condensed financial statements.
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
     Upon the closing of the initial public offering, we had $1,100,000 in funds available to us outside of the trust account. That amount, together with (i) interest income of up to $5,000,000 on the balance of the trust account that may be released to us for working capital requirements and (ii) additional amounts that may be released to fund our tax liabilities, will be sufficient to allow us to operate through February 14, 2010, assuming that our initial business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:
•	approximately $240,000 of expenses in fees relating to our office space and certain general and administrative services;

•	approximately $4,760,000 for general working capital that will be used for miscellaneous expenses including expenses for a proposed initial business combination), such as legal, accounting and other expenses, including due diligence expenses and reimbursement of out-of-pocket expenses incurred in connection with the investigation, structuring and negotiation of our initial business combination, director and officer liability insurance premiums and reserves and expenses of our initial public offering to the extent they exceeded the estimates, legal and accounting fees relating to SEC reporting obligations, brokers’ retainer fees, consulting fees and finder’s fees; and

•	approximately 45% of our net income before tax to fund federal, state and local income taxes.
     On September 30, 2008, $402,270,297 was held in trust, of which the Company had the right to withdraw $2,270,297 to fund working capital needs relating to the proposed business combination and the payment of income taxes. Since the Public Offering, the Company has withdrawn $2,666,000 in total from the trust account; $899,000 for working capital purposes and $1,767,000 for the payment of federal, state and local income taxes.
     The Company has remaining authority to withdraw $4,101,000 of total earnings from the trust account for working capital purposes and to consummate the purchase of our initial business. The Company is entitled to make additional withdrawals from earnings to the extent necessary, for the payment of federal, state and local income taxes.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. The net proceeds of our initial public offering and the private placement in the trust account have been invested in various money market funds, which themselves invest principally in short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
     We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.
Item 4. Controls and Procedures
     We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2009. As of September 30, 2008, we had not completed an assessment nor have our auditors tested our systems of internal control over financial reporting. We expect to assess the internal controls of our target business or businesses by the compliance date and, if necessary, to implement and test additional controls as we may determine are necessary to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for a business combination may have internal controls that need improvement in areas such as:
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
     As of September 30, 2008, we incurred an aggregate of approximately $1,163,239 in offering related expenses (excluding underwriters discount and commissions), which have been or will be paid from the $1,100,000 of the proceeds of our initial public offering not held in trust and our withdrawal of a portion of interest earned on the funds held in trust. Up to $5,000,000 of interest earned on the funds held in trust may be released to us for the following purposes:
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
     As of September 30, 2008, approximately $402,270,297 was held in a trust account. On April 25, 2008. the Company withdrew $200,000 from the trust account for working capital. On June 9, 2008, the Company withdrew $1,266,000 from the trust account for the payment of estimated federal, state and local income taxes for the first quarter of 2008. On September 9, 2008, the Company withdrew another $1,200,000 from the trust account; of which $501,000 was used for the payment of estimated federal, state and local income taxes for the second quarter of 2008 and the remaining $699,000 for working capital.
     We intend to use up to $5,000,000 of total earnings from the trust account, of which $4,101,000 remain for working capital purposes and to consummate our initial business combination as described in more detail under Part I, Item 2, Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The Company is entitled to make additional withdrawals from earnings to the extent necessary, for the payment of federal, state and local income taxes.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description

2.1*	Transaction Agreement, dated September 22, 2008

2.2*	Side Letter, dated September 22, 2008

3.2**	Form of Amended and Restated Bylaws

3.3**	Form of Amended and Restated Certificate of Incorporation

4.1**	Specimen Unit Certificate

4.2**	Specimen Common Stock Certificate

4.3***	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company

4.4**	Specimen Warrant Certificate

10.1**	Form of Letter Agreement among the Registrant and Greenhill & Co., Inc.

10.2**	Form of Letter Agreement between the Registrant and each of the directors and officers of the Registrant

10.3**	Founder’s Securities Purchase Agreement, dated as of November 12, 2007, between the Registrant and Greenhill & Co., Inc.

10.4**	Form of Registration Rights Agreement between the Registrant, certain members of management of Greenhill & Co., Inc. and Greenhill & Co., Inc.

10.5**	Form of Indemnity Agreement between the Registrant and each of its directors and officers

10.6***	Investment Management Trust Agreement by and between the Registrant and American Stock Transfer & Trust Company

10.7**	Securities Purchase Agreement, dated as of February 4, 2008, between Greenhill & Co., Inc. and Messrs. Canfield, Clarke and Rush

10.8**	Promissory Note issued by Registrant on November 19, 2007

10.9**	Form of Non-Compete Agreement between the Registrant, its executive officers and Greenhill & Co., Inc.

10.10**	Administrative Services Letter Agreement, dated November 27, 2007 between the Registrant and Greenhill & Co., Inc.

10.11**	Unit Cancellation Agreement and Amendment to Founder’s Securities Purchase Agreement, dated as of January 10, 2008, between the Registrant and Greenhill & Co., Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibits 1.01 and 1.02 of the Registrant’s current report on Form 8-K filed on September 25, 2008.

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), which was declared effective on February 14, 2008.

***	Incorporated by reference to the Registrant’s current report on Form 8-K filed on February 26, 2008.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2008

GHL ACQUISITION CORP.
By:	/s/ SCOTT L. BOK
	Name:	Scott L. Bok
	Title:	Chairman and Chief Executive Officer

By:	/s/ HAROLD J. RODRIGUEZ, JR.
	Name:	Harold J. Rodriguez, Jr.
	Title:	Chief Financial Officer

S-1