Form 10-K
period 2008-12-31
GHL Acquisition Corp.
filed 2009-03-27
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-33963

GHL ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1344998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Park Avenue, 23rd Floor New York, New York	10022
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: (212) 389-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of Common Stock, $0.001 par value, and one Warrant	NYSE Amex
Common Stock	NYSE Amex
Warrants	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the registrant’s voting or non-voting equity held by non affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $368.1 million.

As of March 20, 2009, 48,500,000 shares of the Registrant’s common stock were outstanding.

(THIS PAGE INTENTIONALLY LEFT BLANK)

i

(THIS PAGE INTENTIONALLY LEFT BLANK)

PART I

When we use the terms “we,” “us” or “our company” we refer to GHL Acquisition Corp., a Delaware corporation. References to “Greenhill” refer to Greenhill & Co., Inc., our founding stockholder. References to “initial stockholders” refer to Greenhill and its permitted transferees. References to “public stockholders” refer to purchasers of shares of our common stock in our initial public offering or in the secondary market, including our founding stockholder, officers or directors and their affiliates to the extent they purchased or acquired shares in the initial public offering or in the secondary market.

Item 1.	Business

Overview

We are a blank check company organized under the laws of the State of Delaware on November 2, 2007. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or assets. Prior to executing the transaction agreement with Iridium Holdings LLC (“Iridium Holdings”) as described below in “Proposed Initial Business Combination,” our activities were limited to organization matters, completing our initial public offering and identifying and evaluating possible business combination opportunities.

On February 21, 2008, we completed our initial public offering of 40,000,000 units at a price of $10.00 per unit, with each unit consisting of one share of common stock and one warrant exercisable for one share of common stock at an initial exercise price of $7.00. On February 21, 2008, we also consummated a private placement of warrants, to Greenhill, our founding stockholder, for an aggregate purchase price of $8.0 million. Our common stock and warrants began trading separately on the NYSE Amex (formerly the American Stock Exchange) on March 20, 2008.

We generated gross proceeds of $408.0 million from our initial public offering and the concurrent private placement of warrants. Of the gross proceeds, (i) we deposited $400.0 million into a trust account being maintained by American Stock Transfer & Trust Company, as trustee (which included approximately $16.4 million of deferred underwriting discounts and commissions), (ii) the underwriters received $6.9 million as underwriting fees (excluding the deferred underwriting fees), (iii) we retained $0.9 million to pay offering expenses and (iv) we also retained $0.2 million to fund expenses relating to our initial public offering and to fund a portion of our working capital. Up to $5.0 million of the interest earned on the trust account may be released to us to fund our working capital requirements; through December 31, 2008, approximately $1.2 million of such interest had been released to us for working capital. We are entitled to make additional withdrawals from earnings to the extent necessary for the payment of federal, state and local income taxes resulting on income earned on the trust account and for the payment of franchise taxes.

Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination (less deferred underwriting discounts and commissions payable upon consummation of a business combination to the underwriters of our initial public offering). In addition, we may only consummate an initial business combination in which we acquire control of the target business or businesses.

Proposed Initial Business Combination

On September 22, 2008, we entered in a transaction agreement among Iridium Holdings, us and the sellers named therein, pursuant to which we agreed to acquire Iridium Holdings from such sellers on the terms and subject to the conditions set forth therein.

Under the terms of the transaction agreement, we agreed to pay for the purchase of 100% of Iridium Holdings’ equity, $77.1 million in cash, subject to certain adjustments, issue to the sellers 36,000,000 shares of our common stock (which stock would have a value of approximately $337.0 million based on a closing price per share of $9.36 on March 20, 2009 on the NYSE Amex) and assume approximately $130.8 million of net debt of Iridium Holdings. In addition, 90 days following the closing of the acquisition, if Iridium Holdings has in effect a valid election under Section 754 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to the taxable year in which the closing of the acquisition occurs, we will make a tax benefit payment of up to $30.0 million in aggregate to certain sellers to compensate them for the tax basis step-up. Following the acquisition, we will rename ourselves “Iridium Communications Inc.”

Separately, on September 22, 2008, we entered into an agreement with Greenhill whereby Greenhill has agreed to forfeit at the closing of the proposed initial business combination with Iridium Holdings the following of our securities which it currently owns: (1) 1,441,176 common shares; (2) 8,369,563 founder warrants; and (3) 2,000,000 private placement warrants, all of which will be cancelled by us. These forfeitures will reduce our shares and warrants outstanding immediately after the closing of the initial business combination.

The transaction agreement and related documents have been unanimously approved by our board of directors and the board of directors of Iridium Holdings. The closing of the transaction is subject to customary closing conditions including the expiration or termination of waiting periods under the Hart-Scott-Rodino Act, Federal Communications Commission approval, other regulatory approvals and the approval by our stockholders as set forth in the next section (“Opportunity for Stockholder Approval of Business Combination”). The waiting period under the Hart-Scott-Rodino Act was terminated on October 8, 2008. The transaction is expected to close in the first half of 2009. Additional information regarding the proposed transaction can be found in our preliminary proxy statement filed with the Securities and Exchange Commission.

We have filed with the Securities Exchange Commission (“SEC”) a preliminary proxy statement which contains additional information about the proposed initial business combination. A copy of the preliminary proxy statement is available at the SEC’s web site at http://www.sec.gov.

Opportunity For Stockholder Approval of Business Combination

Prior to the completion of our proposed initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the transaction is such as would not ordinarily require stockholder approval under applicable state law. At the same time, we will submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our perpetual existence if the initial business combination is approved and consummated. The quorum required to constitute this meeting, as for all meetings of our stockholders in accordance with our bylaws, is a majority of our issued and outstanding common stock (whether or not held by public stockholders). We will consummate our initial business combination only if (i) the initial business combination is approved by a majority of votes cast by our public stockholders in person or by proxy at a duly held stockholders meeting, (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock and (iii) public stockholders owning no more than 30% (minus one share) of our outstanding shares of common stock sold in our initial public offering both vote against the business combination and exercise their conversion rights.

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

If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination until February 14, 2010. In connection with seeking stockholder approval of our initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on U.S. generally accepted accounting principles or prepared in accordance with International Financial Reporting Standards as approved by the International Accounting Standards Board.

Our initial stockholders have agreed, in connection with the stockholder vote required to approve our initial business combination, to vote the founder’s shares in accordance with the majority of the shares of common stock voted by the public stockholders. Our founding stockholder and each of our executive officers and directors have also agreed that any shares of common stock acquired in or following our initial public offering, will all be voted in favor of our initial business combination. As a result, neither our initial stockholders, nor our executive officers or directors will be able to exercise conversion rights with respect to any of our shares.

Conversion Rights

At the time we seek stockholder approval of our initial business combination, we will offer our public stockholders the right to have their shares of common stock converted to cash if they vote against the business combination and the business combination is approved and consummated. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his, her or it or any other person with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him, her or it or his, her or its affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of stock before the vote held to approve a proposed initial business combination and attempting to use the conversion right as a means to force us or our management to purchase their stock at a significant premium to the then current market price. Absent this provision, for example, a public stockholder who owns 15% of the shares sold in our initial public offering could threaten to vote against a proposed business combination and seek conversion, regardless of the merits of the transaction, if his, her or its shares are not purchased by us or our management at a premium to the then current market price. By limiting each stockholder’s ability to convert only up to 10% of the shares sold in our initial public offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders. However, we are not restricting the stockholders’ ability to vote all of their shares against the business combination.

The actual per-share conversion price will be equal to the aggregate amount then on deposit in the trust account (before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes payable on such interest and net of franchise taxes, which shall be paid from the trust account, and net of interest income previously released to us to fund our working capital requirements), calculated as of two business days before the consummation of the proposed initial business combination, divided by the number of shares sold in our initial public offering. The underwriters of our initial public offering have agreed that upon the consummation of our initial business combination, the deferred underwriting discounts and commissions released to them from the trust account will be net of the pro rata amount of deferred underwriting discounts and commissions paid to stockholders who properly exercise their conversion rights.

An eligible public stockholder who wishes to exercise its conversion rights may request conversion of its shares at any time after the mailing to our stockholders of the proxy statement and before the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the public stockholder votes against a initial business combination, our initial business combination is approved and completed, the public stockholder holds its shares through the closing of our initial business combination and the public stockholder follows the specific procedures for conversion that will be set forth in the proxy statement relating to the stockholder vote on a proposed initial business combination. Following the approval of our initial business combination by our stockholders and until the completion of such initial business combination (or termination of the definitive agreement relating to the proposed initial business combination), any transfer of shares owned by a public stockholder who has requested to exercise its conversion rights will be blocked. If a public stockholder votes against our initial business combination but fails to properly exercise its conversion rights, such public stockholder will not have its shares of common stock converted. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting of stockholders being held for the purpose of approving the initial business combination. It is anticipated that the funds to be distributed to public stockholders who elect conversion will be distributed promptly after completion of our initial business combination. Public stockholders who exercise their conversion rights will still have the right to exercise any warrants they still hold.

We may require public stockholders to tender their certificates to our transfer agent before the meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. We will notify investors on a current report on Form 8-K and in our proxy statement related to the initial business combination if we impose this requirement. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a stockholder could simply vote against a proposed business combination and check a box on the proxy card indicating such stockholder was seeking to exercise its conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him, her or it to deliver his, her or its certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he, she or it could monitor the price of the stock in the market. If the price rose above the conversion price, the stockholder could sell his, her or its shares in the open market before actually delivering his, her or its shares to the company for cancellation in consideration for the conversion price. Thus, the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would become an option to convert surviving past the consummation of the business combination until the converting stockholder delivered his, her or its certificate. The requirement for physical or electronic delivery before the meeting ensures that a converting stockholder’s election to convert is irrevocable once the business combination is approved.

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

If the per share conversion price is lower than the $10.00 per unit initial public offering price or less than the market price of a share of our common stock on the date of conversion, there may be a disincentive to public stockholders to exercise their conversion rights.

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

Liquidation If No Business Combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until February 14, 2010. If we consummate our initial business combination before February 14, 2010, we will seek to amend this provision to provide for our perpetual existence. If we have not completed our initial business combination by February 14, 2010, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. Because of this provision in our amended and restated certificate of incorporation, no resolution by our board of directors and no vote by our stockholders to approve our dissolution would be required for us to dissolve and liquidate. Instead, we will notify the Delaware Secretary of State in writing on the termination date that our corporate existence is ceasing, and include with such notice payment of any franchise taxes then due to or assessable by the state.

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

We expect that all costs and expenses associated with implementing our plan of distribution, as well as payments to any creditors, will be funded from amounts remaining out of the $0.2 million of proceeds from our initial public offering, held outside the trust account and from interest income on the balance of the trust account that may be released to us, in an amount up to $5.0 million, to fund our working capital requirements. We are also entitled to make additional withdrawals from earnings on the amounts held in the trust account to the extent necessary for the payment of federal, state and local income taxes resulting on income earned on the trust account and to pay franchise taxes. During 2008 we earned approximately $5.6 million of interest income from the trust account of which we have withdrawn approximately $1.2 million for working capital purposes and approximately $2.5 million for the payment of federal, state and local income taxes. At December 31, 2008, we had the right to withdraw from the trust account approximately $1.8 million to fund working capital.

However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of distribution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request that the trustee release to us an additional amount of up to $0.1 million of such accrued interest to pay those costs and expenses.

Our initial stockholders have waived their right to participate in any liquidation distribution with respect to the founder’s shares, but not with respect to any shares of our common stock they may have purchased in our initial public offering or may purchase in the secondary market. Additionally, if we do not complete an initial business combination and the trustee must distribute the balance of the trust account, the underwriters of our initial public offering have agreed to forfeit any rights or claims to their deferred underwriting discounts and commissions then in the trust account, and those funds will be included in the pro rata liquidation distribution to the public stockholders. There will be no distribution from the trust account with respect to any of our warrants, which will expire worthless if we are liquidated, and as a result purchasers of our units will have paid the full unit purchase price solely for the share of common stock included in each unit.

If we are unable to conclude an initial business combination and expend all of the net proceeds of our initial public offering and the founding stockholder’s investment, other than the proceeds deposited in the trust account, the per-share liquidation price will be at least $10.00, which equals the per-unit initial public offering price of $10.00. In addition, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of our stockholders, and we therefore cannot assure you that the actual per-share liquidation price will not be less than $10.00.

Our founding stockholder has agreed that it will be liable to us if and to the extent claims by third parties reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered or products sold to us, by a third party with which we entered into a contractual relationship following consummation of our initial public offering or by a prospective target business. However, the agreement entered into by our founding stockholder specifically provides for two exceptions to the indemnity given: there will be no liability (1) as to any claimed amounts owed to a third party who executed a valid and enforceable waiver or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Furthermore, there could be claims from parties other than vendors or target businesses that would not be covered by the indemnity from our founding stockholder, such as stockholders and other claimants who are not parties in contract with us who file a claim for damages against us. Based on a review of publicly available financial statements, we believe that our founding stockholder is capable of funding its indemnity obligations, even though we have not asked them to reserve for such an eventuality. We cannot assure you, however, that our founding stockholder would be able to satisfy those obligations.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to pay at least $10.00 per share to our public stockholders.

A public stockholder will be entitled to receive funds from the trust account only if we do not consummate an initial business combination by February 14, 2010 or if the stockholder converts its shares into cash after voting against an initial business combination that is actually completed by us and exercising its conversion rights. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Before our completing an initial business combination or liquidating, we are permitted to have released from the trust account only (i) interest income to pay income taxes on interest income earned on the trust account balance and to pay franchise taxes and (ii) interest income earned of up to $5.0 million, to fund our working capital requirements.

Competition

If we are not successful in consummating the proposed transaction with Iridium Holdings, and if sufficient time prior to February 14, 2010 remains, we may seek to identify another target for a business combination. In identifying, evaluating and selecting any such target business, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, as well as operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there should be numerous potential target businesses with which we could combine, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

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

Facilities

Our executive offices are currently located at 300 Park Avenue, 23rd Floor, New York, New York 10022. The cost for this space is included in a $10,000 per-month fee that our founding stockholder charges us for general and administrative services. We believe, based on rents and fees for similar services in the New York City area, that the fee charged by our founding stockholder is at least as favorable as we could obtain from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our business and intend to devote only as much time as they deem necessary to our business. We currently have no full-time employees.

Item 1A.	Risk Factors

We are a development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results. Because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing an initial business combination with one or more target businesses. We will not generate any revenues from operating activities until, at the earliest, after completing an initial business combination. We cannot assure you as to when, or if, an initial business combination will occur. If we expend interest income earned from the trust account of up to $5.0 million that may be released to us to fund our working capital requirements in seeking an initial business combination, but fail to complete such an initial business combination, we may never generate any operating revenues.

We may have insufficient time or funds to complete our proposed initial business combination, or an alternate business combination if the acquisition proposal is not adopted by our stockholders or the acquisition is otherwise not completed.

Pursuant to our amended and restated certificate of incorporation, we must liquidate and dissolve if we do not complete a business combination with a business having a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of approximately $16.4 million) at the time of such business combination, by February 14, 2010. If the acquisition is not approved by our stockholders, we will not complete the acquisition and may not be able to consummate an alternate business combination within the required time frame. Our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial business combination.

The transaction agreement provides that if we fail to consummate our transaction with Iridium Holdings under certain circumstances we may be obligated to pay to Iridium Holdings a break-up fee consisting of $5.0 million in cash, shares of our common stock or a combination thereof, at our election, if we consummate an initial business combination with another party. The requirement to pay this break-up fee will increase the cost of any other business combination.

Because of our limited resources and the significant competition for business combination opportunities we may not be able to consummate an attractive initial business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, private equity funds and public and private companies (including blank check companies like ours). Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there should be numerous potential target businesses that we could acquire should we not consummate our proposed transaction with Iridium Holdings, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. In addition, the fact that only a limited number of blank check companies have completed a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many potential target businesses may not be inclined to enter into business combinations with publicly held blank check companies like ours. Further:

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

Any of these obligations may place us at a competitive disadvantage in successfully negotiating an alternative business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time period. If we are unable to find a suitable target business or structure a transaction acceptable to our public stockholders within the applicable required time period, we will be forced to liquidate.

If we liquidate before concluding an initial business combination our warrants will expire worthless.

Our outstanding warrants are not entitled to participate in a liquidation distribution and the warrants will therefore expire worthless if we liquidate before completing an initial business combination. For a more complete discussion of the effects on our stockholders if we are unable to complete an initial business combination, please see “Item 1. Business — Liquidation If No Business Combination.”

If we are unable to consummate our initial business combination, our public stockholders will be forced to wait, at a minimum, until February 14, 2010 before receiving liquidation distributions.

We have until February 14, 2010 to consummate our initial business combination. If we do not consummate our initial business combination during such time period, we will liquidate in accordance with our amended and restated certificate of incorporation. We have no obligation to return funds to public stockholders before such date unless we consummate our initial business combination prior thereto and only then in cases where public stockholders have sought conversion of their shares. Only after February 14, 2010 will public stockholders be entitled to liquidation distributions if we are unable to complete our initial business combination. Further, we may not be able to disburse the funds in our trust account immediately after February 14, 2010 until we have commenced the liquidation process in accordance with our amended and restated certificate of incorporation and the Delaware General Corporation Law. If we have not consummated our initial business combination by February 14, 2010, we will automatically dissolve without need of a stockholder vote.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her, or its shares of common stock converted to cash if the stockholder votes against the business combination but the business combination is approved and completed. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his, her or it or any other person with whom he, she or it is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering. Accordingly, if a stockholder holding more than 10% of our shares votes all of his, her or its shares against a proposed business combination and such proposed business combination is approved, such stockholder will not be able to seek conversion rights with respect to the full amount of his, her or its shares and may be forced to hold such additional shares or sell them in the open market. We cannot assure you that the value of such additional shares will appreciate over time following a business combination or that the market price of the common stock will exceed the per-share conversion price.

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

If we do not complete our proposed initial business combination with Iridium Holdings, we may pursue another business combination which may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our initial business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following an initial business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

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

Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that had not been identified at the time of the initial public offering, we may have been deemed a “blank check” company under the U.S. securities laws. However, since our securities are listed on the NYSE Amex, a national securities exchange, and we have net tangible assets in excess of $5.0 million and have filed a current report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, our stockholders will not receive the benefits or protections of Rule 419. Among other things, this means we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Under Delaware General Corporation Law, a court could invalidate the requirement that certain provisions of our amended and restated certificate of incorporation be amended only by unanimous consent of our stockholders; amendment of those provisions could reduce or eliminate the protections they afford to our stockholders.

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. Our amended and restated certificate of incorporation provides, among other things, that:

•	at the time of the consummation of our initial public offering, $400.0 million (comprising (i) $392.0 million of the net proceeds of our initial public offering, including approximately $16.4 million of deferred underwriting discounts and commissions and (ii) $8.0 million of the proceeds from the sale of the private placement warrants) were to be placed into the trust account, which occurred at such time;

•	before the consummation of our initial business combination, we shall submit the initial business combination to our stockholders for approval;

•	we will consummate an initial business combination only if it has a fair market value equal to at least 80% of the amount held in trust (less deferred underwriting discounts and commissions) at the time of such business combination;

•	we may consummate our initial business combination only if (i) the initial business combination is approved by a majority of the shares of common stock voted by our public stockholders at a duly held stockholders meeting, (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock, and (iii) public stockholders owning no more than 30% of the shares (minus one share) sold in our initial public offering have voted against the business combination and exercise their conversion rights;

•	if our initial business combination is not consummated by February 14, 2010, then our existence will terminate and we will distribute all amounts in the trust account (except for such amounts as are paid to creditors or reserved for payment to creditors in accordance with Delaware General Corporation Law) and any net assets remaining outside the trust account on a pro rata basis to all of our public stockholders; and

•	we will not enter into our initial business combination with any entity in which our founding stockholder, or any of our officers or directors or their affiliates has a material ownership interest, nor will we acquire any company in which a Greenhill merchant banking fund has a material ownership interest.

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

If third parties bring claims against us, or if we go bankrupt, the proceeds held in trust could be reduced in which case the per-share liquidation price received by you will be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although before completion of our initial business combination, we will seek to have all third parties (including any vendors and any other entities with which we enter into a contractual relationship following consummation of our initial public offering but excluding our accountants) or any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any assets held in the trust account, there is no guarantee that they will execute such agreements. It is also possible that such waiver agreements would be held unenforceable and there is no guarantee that the third parties would not otherwise challenge the agreements and later bring claims against the trust account for amounts owed them. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming wrongful interference with a business relationship as a result of our initial business combination. Accordingly, the proceeds held in trust could be subject to claims that would take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than the per-share amount of $10.00 in the trust account as of December 31, 2008. Our founding stockholder has agreed that it will be liable to us if and to the extent claims by third parties reduce the amounts in the trust account available for payment to our stockholders in the event of a liquidation and the claims are made by a vendor for services rendered or products sold to us, by a third party with which we entered into a contractual relationship following consummation of our initial public offering or by a prospective target business. However, the agreement entered into by our founding stockholder specifically provides for two exceptions to the indemnity given: there will be no liability (1) as to any claimed amounts owed to a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable), or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Furthermore, there could be claims from parties other than vendors, third parties with which we entered into a contractual relationship or target businesses that would not be covered by the indemnity from our founding stockholder, such as stockholders and other claimants who are not parties in contract with us who file a claim for damages against us. Based on a review of publicly available financial statements, we believe that our founding stockholder is capable of funding its indemnity obligations, even though we have not asked them to reserve for such an eventuality. We cannot assure you, however, that our founding stockholder would be able to satisfy those obligations.

In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to at least $10.00 per share to our public stockholders. Finally, any withdrawal by us of interest income earned on the trust account, but not yet withdrawn, will reduce the per share liquidation amount. At December 31, 2008, we had the right to withdraw approximately $1.8 million of such interest.

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

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting an initial business combination with that business, we cannot assure you that our assessment of the target business’s management, including that of Iridium Holdings, will prove to be correct. In addition, we cannot assure you that management of the target business will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our executive officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our executive officers and directors will remain associated in some capacity with us following our initial business combination, a final determination of their continued involvement with the business upon completion of an initial business combination will be made jointly with our board of directors and based on the facts and circumstances at the time. The goal of our board of directors will be to ensure that they select the best management team to pursue our business strategy. If they determine that the incumbent management of an acquired business should be replaced and that one or more of our executive officers and directors is the best available replacement, it is possible that some of our executive officers or directors will devote some or all of their efforts to our affairs after our initial business combination.

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

All of our current executive officers are also employees of Greenhill, our founding stockholder: Mr. Bok is Co-Chief Executive Officer of Greenhill and a member of the Investment Committee of Greenhill Capital Partners, Mr. Niehaus is the Chairman of Greenhill Capital Partners, and Mr. Rodriguez is Chief Administrative Officer. Each of Messrs. Bok, Niehaus and Rodriguez are also managing directors of Greenhill and may have obligations to clients of Greenhill that may be in conflict or competition with our consummation of an initial business combination. Each of Messrs. Bok, Niehaus and Rodriguez have a duty to present all business combination opportunities within the lines of business in which Greenhill is engaged (financial advisory services and merchant banking) to Greenhill, and Messrs. Bok and Niehaus are directors of, and have fiduciary duties to, companies in which Greenhill funds have invested, which may result in conflicts with our interests. The terms of our amended and restated certificate of incorporation provide that Greenhill and our officers and directors who are affiliated with Greenhill do not have a fiduciary duty to present corporate opportunities to us. As a result, we will not have any interest in business combination opportunities that come to the attention of Greenhill and such officers and directors and you should assume that if there are conflicting interests regarding any such opportunity, they will not be resolved in our favor.

Greenhill may represent either a client or advise a merchant banking fund in competition with us to acquire potential target businesses or potential target businesses, thereby causing conflicts of interest that limit our ability to pursue potential targets other than Iridium Holdings. These conflicts of interest could have a negative impact on our ability to consummate a business combination.

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

Greenhill currently operates merchant banking businesses in the United States and Europe. Funds advised by Greenhill Capital Partners make equity and equity-related investments in middle-market companies located primarily in North America and the United Kingdom. Such funds generally make controlling or influential minority investments that do not exceed $220.0 million in companies with enterprise values of $50.0 to $500.0 million. Funds advised by Greenhill Venture Partners make early growth stage private equity and equity-related investments primarily in companies that offer technology-enabled services or business information services in the Greater Tri-State Area, which encompasses the region from Eastern Pennsylvania to Northern Connecticut. The fair market value of the businesses in which the funds advised by Greenhill Venture Partners invest is generally so low as to make it highly improbable that a conflict of interest would arise. Similarly, we believe that Greenhill’s other merchant banking funds generally target transactions of a smaller size that would not be suitable for our initial business combination and we understand that the largest equity investment made by the Greenhill merchant banking funds in a single portfolio company, to date, was approximately $78.0 million. Pursuant to the terms of our amended and restated certificate of incorporation neither Greenhill nor members of our management or directors who are also employed by Greenhill have any obligation to present us with any opportunity for a potential business combination of which they become aware. Greenhill and/or our management or directors, in their capacities as officers or managing directors of Greenhill or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future funds or third parties, including clients of Greenhill, before they present such opportunities to us. As a result, you should assume that to the extent any member of our management or any of our directors employed by Greenhill locates a business opportunity suitable for us and another entity to which such person has a fiduciary obligation or pre-existing contractual obligation to present such opportunity, he will first give the opportunity to such other entity or entities, and he will only give such opportunity to us to the extent such other entity or entities reject or are unable to pursue such opportunity. In addition, our other directors may have fiduciary duties or pre-existing contractual obligations that prevent them from presenting otherwise suitable target businesses to us. Our other directors are under no obligation to present opportunities of which they become aware to us, unless such opportunity was expressly offered to the director solely in his capacity as a director of our company.

The decline in interest rates has limited the amount available to fund our efforts to consummate our proposed business combination with Iridium Holdings or to search for an alternative target business or businesses since we will depend on interest earned on the trust account to fund such efforts or search, to pay our taxes and to fund our working capital requirements.

Of the net proceeds of our initial public offering, only $0.2 million was available to us initially outside the trust account to pay any additional offering expenses and to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we may need to identify one or more target businesses, to negotiate and obtain approval of our proposed initial business combination with Iridium Holdings or to identify one or more alternate businesses, as well as to pay any taxes on income from the trust account or to pay franchise taxes that we may owe. We may only withdraw up to $5.0 million of such interest to fund working capital costs associated with an initial business combination. During 2008 we earned approximately $5.6 million of interest income from the trust account of which we have withdrawn approximately $1.2 million for working capital purposes related to an initial business combination and approximately $2.5 million for the payment of federal, state and local income taxes as well as franchise taxes. At December 31, 2008, we had the right to withdraw from the trust account approximately $1.8 million to fund working capital needs related to an initial business combination. Interest rates on short-term obligations have declined significantly in recent months. This decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or obtain approval of our initial business combination. In such event, we may be required to seek loans or additional investments from our founding stockholder, executive officers or directors or from third parties or be forced to liquidate. However, none of our founding stockholder, officers or directors or any third parties is under any obligation to advance funds to us or invest in us in such circumstances.

We may be unable to obtain additional financing if necessary to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We believe that the net proceeds of our initial public offering and the private placement warrants will be sufficient to allow us to consummate our initial business combination. However, we cannot assure you that we will be able to complete our proposed initial business combination or that we will have sufficient capital with which to complete an alternative combination with a particular target business. If the net proceeds of our initial public offering and the private placement warrants are not sufficient to facilitate a particular business combination because:

•	of the size of the target business;

•	the offering proceeds not in trust and funds available to us from interest earned on the trust account balance are insufficient to fund our efforts to consummate a proposed acquisition or to search for and negotiate with a target business; or

•	we must convert into cash a significant number of shares of common stock owned by public stockholders who elect to exercise their conversion rights,

we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business.

In addition, it is possible that we could use a portion of the funds not in the trust account (including amounts we borrowed, if any) to make a deposit, down payment or fund a “no-shop” provision with respect to a particular proposed business combination, although we do not have any current intention to do so. If we were ultimately required to forfeit such funds, and we had already used up the funds allocated to due diligence and related expenses in connection with the aborted transaction, we could be left with insufficient funds to continue searching for, or conduct due diligence with respect to, other potential target businesses. In the case of the proposed business combination with Iridium Holdings, we could be required to pay a break-up fee in certain circumstances. See “-We may have insufficient time or funds to complete our proposed initial business combination, or an alternate business combination if the acquisition proposal is not adopted by our stockholders or the acquisition is otherwise not completed.”

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

Under the terms of the transaction agreement for the proposed acquisition of Iridium Holdings, we agreed, among other things, to issue to the sellers 36,000,000 shares of our common stock. See “Business – Proposed Initial Business Combination”

The value of your investment in us may decline if any of these events occur.

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

Our board of directors is divided into three classes, each of which will generally serve for a term of three years, with only one class of directors being elected in each year. We may consummate an initial business combination before there is an annual meeting of stockholders to elect new directors, in which case all of the current directors will continue in office at least until the consummation of our initial business combination. If there is an annual meeting of stockholders, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholder will have considerable influence on the outcome of that election. Accordingly, our initial stockholders will continue to exert control at least until the consummation of the initial business combination.

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

We expect that we will depend, to a significant extent, on our access to the managing directors and senior advisors of Greenhill and the information and deal flow generated by Greenhill’s managing directors and senior advisors in the course of their merchant banking and advisory activities and complete our initial business combination, including identifying alternative target businesses if we do not consummate an initial business combination with Iridium Holdings. Consequently, the departure of a significant number of the managing directors and senior advisors of Greenhill could have a material adverse effect on our ability to consummate an initial business combination.

The loss of Mr. Bok or Mr. Niehaus could adversely affect our ability to complete our initial business combination.

Our ability to consummate a business combination is dependent to a large degree upon Messrs. Bok and Niehaus. We believe that our success depends upon their continued service to us, at least until we have consummated a business combination. Messrs. Bok and Niehaus are, respectively, Co-Chief Executive Officer of Greenhill and Chairman of Greenhill Capital Partners, and each is a managing director of Greenhill. We do not have an employment agreement with either of them, or key-man insurance on their lives. Either or both of them may choose to devote their time to other affairs, or may become unavailable to us for reasons beyond their control, such as death or disability. The unexpected loss of any of their services for any reason could have a detrimental effect on us.

We have used resources in researching acquisitions that will not be consummated, which could materially and adversely affect subsequent attempts to effect our initial business combination.

We expect that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, including the proposed transaction with Iridium Holdings, the costs incurred up to that point for the proposed transaction likely would not be recoverable. We have reviewed a number of acquisition opportunities and entered into detailed discussions with several possible target businesses, or their representatives, other than Iridium Holdings. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including reasons beyond our control, such as that more than 30% of the common stock purchased by the public stockholders in our initial public offering vote against our proposed initial business combination and opt to convert their stock into a pro rata share of the trust account, even if a majority of our public stockholders voting approve the proposed initial business combination. Any such event will result in a loss to us of the related costs incurred, which could materially and adversely affect subsequent attempts to consummate an initial business combination. For the year ended December 31, 2008 we have incurred approximately $2.3 million of professional fees related to due diligence work incurred in conjunction with our initial proposed business combination and for other working capital purposes.

Interest income from the trust account may not be sufficient to pay for our winding up and liquidation of the trust.

We expect that all costs and expenses associated with implementing any plan of distribution, as well as payments to any creditors, would be funded from amounts remaining out of the $0.2 million of proceeds from our initial public offering held outside the trust account and from the up to $5.0 million in interest income that may be earned on the balance of the trust account and may be released to us to fund our working capital requirements. However, if those funds were not sufficient to cover the costs and expenses associated with implementing any plan of distribution, to the extent that there was any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we could request that the trustee release to us an additional amount of up to $0.1 million of such accrued interest to pay those costs and expenses. Additional interest may not be available, or if available, may not be sufficient to cover the costs of our liquidation. During 2008 we earned approximately $5.6 million of interest income from the trust account of which we have withdrawn approximately $1.2 million for working capital purposes and approximately $2.5 million for the payment of federal, state and local income taxes as well as franchise taxes. At December 31, 2008, we had the right to withdraw from the trust account approximately $1.8 million to fund working capital needs related to an initial business combination.

The funds held in the trust account are subject to market risk.

The approximately $401.8 million in the trust account as of December 31, 2008 is invested in government securities (as defined in Section 2(a)(16) of the Investment Company Act of 1940) or in assets which all meet the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 with financial institutions with high credit ratings. However, in light of the overall instability of the markets, we can not assure you that the funds in the trust account are not subject to market risk.

Because the founder’s shares will not participate in liquidation distributions by us, our executive officers and directors may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.

Holders of the founder’s shares have waived their right to receive distributions with respect to the founder’s shares if we liquidate because we fail to complete a business combination. Those shares of common stock and all of the warrants owned by our initial stockholders will be worthless if we do not consummate our initial business combination, which may create a conflict of interest for those holding the founder’s shares and our initial stockholders. Moreover, since Messrs. Bok, Niehaus and Rodriguez as well as all of the managing directors of Greenhill have an ownership interest in Greenhill and consequently an indirect ownership interest in us, they may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders. In addition, a subsidiary of Greenhill, holds a $22.9 million convertible subordinated promissory note issued by Iridium

Holdings, pursuant to which the Greenhill subsidiary will have the option to convert the note, which will, depending on timing, convert into Iridium Holdings units or our shares of our common stock. These ownership interests may influence their motivation in identifying and selecting a target business and timely completing an initial business combination. The exercise of discretion by our executive officers and directors in identifying and selecting one or more suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

The net proceeds from our initial public offering and the sale of the private placement warrants will provide us with approximately $383.6 million that we may use to complete a business combination. Our initial business combination must involve a target business or businesses with a fair market value of at least 80% of the amount held in our trust account at the time of such business combination (less deferred underwriting discounts and commissions of approximately $16.4 million). We may not be able to acquire more than one target business, if any, because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the amount held in our trust account (less deferred underwriting discounts and commissions). Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering and the sale of the private placement warrants. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in diversified industries or industry segments.

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

As discussed under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy,” we do not anticipate that any dividends will be paid in the foreseeable future. If at any time during the period you hold warrants, however, we were to pay a taxable dividend to our stockholders and, in accordance with the anti-dilution provisions of the warrants, the conversion rate of the warrants were increased, that increase would be deemed to be the payment of a taxable dividend to you to the extent of our earnings and profits, notwithstanding the fact that you will not receive a cash payment. If the conversion rate is adjusted in certain other circumstances (or in certain circumstances, there is a failure to make adjustments), that adjustment or failure could also result in the deemed payment of a taxable dividend to you. If you are a non-U.S. holder of a warrant, any resulting withholding tax attributable to deemed dividends could be collected from other amounts payable or distributable to you. You should consult your tax adviser regarding the proper treatment of any adjustments to the warrants.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being an effective registration statement covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to them being available, we may redeem the warrants issued in our initial public offering at any time after the warrants become exercisable, in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, and if and only if, the last sale price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30-trading-day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Failure to complete the proposed acquisition with Iridium Holdings, or any other proposed acquisition in the future, could negatively impact the market price of our common stock and may make it more difficult for us to attract another acquisition candidate, resulting, ultimately, in the disbursement of the trust proceeds, causing stockholders to experience a loss on their investment.

If an acquisition is not completed for any reason, we may be subject to a number of material risks, including:

•	the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the acquisition will be consummated;

•	costs related to the acquisition, such as legal and accounting fees and the costs of the opinion issued in connection with the acquisition, must be paid even if the acquisition is not completed; and

•	charges will be made against our earnings for transaction-related expenses, which could be higher than expected.

Such decreased market price and added costs and charges of the failed acquisition, together with the history of failure in consummating an acquisition, may make it more difficult for us to attract another target business, resulting, ultimately, in the disbursement of the trust proceeds, causing stockholders to experience a loss on their investment in our securities.

The NYSE Amex may delist our securities, which could make it more difficult for our stockholders to sell their securities and subject us to additional trading restrictions.

Our securities are currently listed on the NYSE Amex. We intend to seek to have our securities approved for listing on the NYSE following completion of the proposed acquisition of Iridium Holdings. We cannot assure you that our securities will continue to be listed on the NYSE Amex, or that our securities will be approved for listing on the NYSE. Additionally, until such time as we voluntarily delist from the NYSE Amex in connection with our acquisition of Iridium Holdings, the NYSE Amex may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

We are not currently considered to be in compliance with Section 803 of the NYSE Amex Company Guide in that a majority of our board of directors are not “independent” as defined therein and our audit committee does not consist of at least three “independent” directors. We expect to cure both of these deficiencies upon consummation of our initial business combination. We cannot assure you that the initial business combination will occur or that these deficiencies will be cured.

If we fail to have our securities listed on the NYSE and the NYSE Amex delists our securities from trading, we could face significant consequences including:

•	limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If our proposals are not approved or if stockholders holding 30% or more of the initial public offering shares vote against the acquisition proposal and properly exercise their conversion rights, we may ultimately be forced to liquidate, in which case you may receive less than the per share amount currently in the trust account for your common stock and your warrants may expire worthless.

If our proposals for an initial business combination are not approved or if stockholders holding 30% or more of our initial public offering shares vote against the acquisition proposal and properly exercise their rights to convert their initial public offering shares into cash, our acquisition will not be completed and we will not convert any initial public offering shares into cash. While we will continue to search for a suitable target business, a failure to complete the proposed acquisition of Iridium Holdings could negatively impact the market price of our common stock and may make it more difficult for us to attract another acquisition candidate and any future acquisition candidates may use our time constraints to our detriment in negotiating acquisition terms.

If we do not complete a business combination by February 14, 2010, we will be required to liquidate. In any liquidation, all amounts in the trust account plus any other net assets not used for or reserved to pay obligations and claims or other costs relating to or arising from our plan of distribution, would the be distributed on a pro rata basis to the holders of our initial public offering shares. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of our stockholders.

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

You should review our preliminary proxy statement filed with the Securities and Exchange Commission in addition to the risk factors set forth above. It contains a description of risks associated with our proposed transaction with Iridium Holdings and the business of Iridium Holdings.

Cautionary Statement Concerning Forward-Looking Statements

We have made statements under the captions “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about our:

•	ability to complete our initial business combination, whether with Iridium Holdings or another target business;

•	success in retaining or recruiting, or changes required in, our executive officers, key employees or directors following our initial business combination;

•	executive officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete a business combination;

•	pool of prospective target businesses;

•	ability of our executive officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ potential liquidity and trading;

•	listing or delisting of our securities from the NYSE Amex or the ability to have our securities listed on the NYSE Amex or the NYSE following our initial business combination;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following our initial business combination.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Securities Act of 1934.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 300 Park Avenue, New York, New York 10022. The cost for this space is included in the $10,000 per-month fee that our founding stockholder charges us for general and administrative services. We believe, based on rents and fees for similar services in the New York City area that the fee charged by our founding stockholder is at least as favorable as we could obtain from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants are listed on the NYSE Amex under the symbols “GHQ.U”, “GHQ” and “GHQ.WS”, respectively.

The following table sets forth, for the quarters indicated, the quarterly high and low sales prices of our units, common stock and warrants as reported on the NYSE Amex since our units commenced public trading on February 14, 2008 and since such common stock and warrants commenced public trading on March 20, 2008.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low

Period ended
3/31/2008	$9.10	$9.00	$0.60	$0.55	$10.00	$9.60
Quarter ended
6/30/2008	9.35	9.02	0.85	0.50	10.07	9.65
Quarter ended
9/30/2008	9.64	9.00	0.83	0.42	10.15	9.70
Quarter ended
12/31/2008	9.20	8.50	0.70	0.10	9.80	8.60

On March 20, 2009, the closing prices of the common stock, warrants and units were $9.36, $0.15 and $9.47, respectively.

Holders of Common Equity

At March 20, 2009, there were five holders of record of our units, one holder of record of our common stock and two holders of record of our warrants.

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

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from March 20, 2008, the date that our common stock first became separately tradable, through December 31, 2008 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100.0 in each of our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

Use of Proceeds from Registered Offering

On February 21, 2008, we closed our initial public offering of 40,000,000 units (each one consisting of one share of common stock and one warrant exercisable for an additional share of common stock at an exercise price of $7.00 per share). The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $400.0 million. The securities sold in the offering were registered under the Securities Act of 1933 on registration statement Form S-1 (No. 333-147722). The Securities and Exchange Commission (the “SEC”) declared the registration statement effective on February 14, 2008. Banc of America Securities LLC acted as sole book-running manager for the initial public offering.

We incurred a total of approximately $23.3 million in underwriting discounts and commissions (including up to approximately $16.4 million of deferred underwriting discounts and commissions that are being held in trust) and $0.9 million for other costs and expenses related to our initial public offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $375.9 million, of which approximately $375.6 million of net proceeds, approximately $16.4 million of deferred underwriting discounts and commissions and $8.0 million from the sale of the private placement warrants were placed into the Trust Account and the remaining proceeds of $0.2 million became available to be used for additional expenses relating to the initial public offering and to fund our working capital. Total actual offering costs incurred to date amounted to approximately $1.2 million.

As of December 31, 2008, there was approximately $401.8 million in the trust account.

Repurchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 6.	Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K.

		For the	For the
		Period from	Period from
		November 2,	November 2,
		2007	2007
	Year Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Income Statement Data:
Other income – interest	$5,604,554	$—	$5,604,554
Total expenses	2,592,185	3,812	2,595,997

Income (loss) before provision for taxes	3,012,369	(3,812)	3,008,557
Provision for income taxes	1,356,551	—	1,356,551

Net income (loss)	1,655,818	(3,812)	1,652,006
Earnings (loss) per common share – basic and diluted	0.04	(0.00)
Weighted average shares outstanding	43,268,238	11,500,000

	As of	As of
	December 31,	December 31,
	2008	2008

Balance Sheet Data:
Total assets	$403,150,260	$500,000
Total liabilities	12,898,985	478,812
Common stock subject to possible conversion	119,987,999	—
Total stockholder’s equity	270,263,276	21,188
Total liabilities and stockholder’s equity	$403,150,260	$500,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company organized under the laws of the State of Delaware on November 2, 2007. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more businesses or assets, which we refer to as our “initial business combination.” We intend to utilize cash derived from the proceeds of our initial public offering, our private placement of warrants, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. We completed our initial public offering in February 2008.

We have neither engaged in any operations nor generated any revenues from operations to date. Our entire activity since inception has been to prepare for and consummate our initial public offering and thereafter to identify and investigate potential targets for a business combination. We will not generate any operating revenues until completion of an initial business combination. We will generate, and have generated, non-operating income in the form of interest income on cash and cash equivalents.

From the initial public offering through December 31, 2008, we earned approximately $5.6 million of interest income. For the year ended December 31, 2008, net income amounted to approximately $1.7 million, which consisted of approximately $5.6 million of interest income primarily from the trust account offset by approximately $2.3 million of professional fees related to due diligence work incurred in conjunction with our proposed business combination, as well as operating expenses of $0.3 million and a provision for income taxes of approximately $1.4 million.

Following the closing of the acquisition, we will record a compensation charge in the amount of approximately $1.3 million and a capital contribution related to the transfer at cost of founding stockholder’s units to certain of our directors.

On September 22, 2008, we entered in a transaction agreement among Iridium Holdings LLC, us and the sellers named herein, pursuant to which we agreed to acquire Iridium Holdings from such sellers on the terms and subject to the conditions set forth therein.

Under the terms of the transaction agreement, we agreed to pay for the purchase of 100% of Iridium Holdings’ equity, $77.1 million in cash, subject to certain adjustments, issue to the sellers 36,000,000 shares of our common stock (which stock would have a value of approximately $337.0 million based on a closing price per share of $9.36 on March 20, 2009 on the NYSE Amex) and assume approximately $130.8 million of net debt of Iridium Holdings. In addition, 90 days following the closing of the acquisition, if Iridium Holdings has in effect a valid election under Section 754 of the Code with respect to the taxable year in which the closing of the acquisition occurs, we will make a tax benefit payment of up to $30.0 million in aggregate to certain sellers to compensate them for the tax basis step-up.

On September 22, 2008, we entered into an agreement with Greenhill whereby Greenhill has agreed to forfeit at the closing of the proposed business combination with Iridium Holdings the following of our securities which it currently owns: (1) 1,441,176 common shares; (2) 8,369,563 founder warrants; and (3) 2,000,000 private placement warrants all of which will be cancelled by us. These forfeitures will reduce our shares and warrants outstanding immediately after the closing of the proposed initial business combination.

The transaction agreement and related documents have been unanimously approved by our board of directors and that of Iridium Holdings. The closing of the transaction is subject to customary closing conditions including the expiration or termination of waiting periods under the Hart-Scott-Rodino Act, Federal Communications Commission approval, other regulatory approvals and the approval of our stockholders as described in greater detail under “Item 1. Business – Opportunity for Stockholder Approval of Business Combination.” The transaction is expected to close in the first half of 2009.

The transaction agreement may be terminated at any time prior to the closing, under the following circumstances: (i) by mutual written consent of us and Iridium Holdings; (ii) by either us or Iridium Holdings if (a) the transaction has not been consummated by June 29, 2009 (if all regulatory approvals required to consummate the closing have been obtained prior to such date) or February 14, 2010 (if the only condition to closing unfulfilled as of June 29, 2009 is the obtaining of all regulatory approvals required to consummate the closing), (b) there is any material law or judgment that makes consummation of the closing illegal or otherwise prohibited or enjoins the parties to the transaction agreement from consummating the closing and such injunction shall have become final and nonappealable, or (c) our stockholder approval is not obtained at the stockholder meeting; (iii) by us, in the event of certain breaches of representations or warranties or certain failures to perform the covenants or agreements by Iridium Holdings or a seller set forth in the transaction agreement; or (iv) by Iridium Holdings, (a) in the event of certain breaches of the representations or warranties by us or certain failures by us to perform any covenant or agreement occur; or (b) if our stockholder meeting has not been held within 90 days of our proxy statement being cleared by the SEC.

If (i) the transaction agreement is terminated by us or Iridium Holdings due to our stockholder approval not being obtained, (ii) we breach our obligation to hold a stockholder meeting and obtain our stockholder approval or to use our reasonable best efforts to consummate the transactions contemplated by the transaction agreement and (iii) we consummate an initial business combination (other than with Iridium Holdings), we will be obligated to pay to Iridium Holdings a break-up fee consisting of $5.0 million in cash, shares of our common stock or a combination thereof, at our election (the “Termination Fee”). The Termination Fee will be the exclusive remedy of Iridium Holdings, the sellers and their respective affiliates with respect to any such breach except in the case where, prior to 10 business days immediately following the termination of the transaction agreement, Iridium Holdings notifies us in writing that it believes in good faith we have committed a willful breach of the transaction agreement, and in such case Iridium Holdings shall have the right to pursue its remedies for willful breach against us, subject to other limitations set forth in the transaction agreement.

Information on Iridium Holdings is contained in our preliminary proxy on file with the SEC.

Liquidity and Capital Resources

On February 21, 2008, we completed our initial public offering of 40,000,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock and received proceeds of approximately $393.1 million, net of underwriting discounts and commissions payable at that time of approximately $6.9 million. On February 21, 2008, we issued in a private placement warrant to Greenhill exercisable for our common stock for a purchase price of $8.0 million. Proceeds of $400.0 million from our initial public offering and the concurrent sale of the private placement warrants were placed in a trust account with the remaining $1.1 million being held outside of the trust and used to pay other costs and expenses related to our initial public offering. A portion of the underwriting fees related to our initial public offering have been deferred until the consummation of a business combination. At that time, we will incur additional underwriting fees of approximately $16.4 million, which are payable out of the trust account.

We expect to use substantially all of the net proceeds of our initial public offering not in the trust account as well as certain interest income we may withdraw from the trust account, to pay expenses in locating and acquiring a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business combination. To the extent that our capital stock or debt financing is used in whole or in part as consideration to effect our initial business combination, any proceeds held in the trust account, as well as any other net proceeds, not expended in the acquisition will be used to finance the operations of the target business.

We are permitted to release from the trust account (i) interest income to pay income taxes on interest income earned on the trust account balance as well as to pay franchise taxes and (ii) interest income earned up to $5.0 million to fund our working capital requirements. During 2008 we earned approximately $5.6 million of interest income from the trust account of which we have withdrawn approximately $1.2 million for working capital purposes related to an initial business combination and approximately $2.5 million for the payment of federal, state and local income taxes as well as franchise taxes.

At December 31, 2008, approximately $401.8 million was held in trust, of which we had the right to withdraw approximately $1.8 million to fund working capital needs relating to an initial business combination and/or withdraw as needed for the payment of federal, state and local income taxes and franchise taxes. From January 2009 through March 20, 2009 we withdrew approximate $0.5 million from the trust; approximately $0.2 million of which was used for additional working capital purposes and approximately $0.3 million for the payment of federal, state and local income taxes and franchise taxes.

Although we have remaining authority to withdraw approximately $3.6 million of future earnings from the trust account for working capital purposes and to consummate the purchase of our initial business we do not expect that our earnings on the trust account will be sufficient enough to enable us to withdraw this amount. As of March 20, 2009 we have approximately $1.8 million of interest income available to fund our working capital needs and income tax obligations. We are currently earning approximately $0.2 million per month from the trust account.

As a result of the significant decline in interest rates since our initial public offering our earnings on the trust account may be insufficient to operate our business prior to our initial business combination. We are monitoring our cash position to minimize our expenditures. In the event we do not consummate the proposed transaction with Iridium Holdings, we may not have sufficient cash to pursue other business combination opportunities.

Under the terms of the transaction agreement, we agreed to pay for the purchase of 100% of Iridium Holdings’ equity, $77.1 million in cash, subject to certain adjustments, issue to the sellers 36,000,000 shares of our common stock (which stock would have a value of approximately $337.0 million based on a closing price per share of $9.36 on March 20, 2009 on the NYSE Amex) and assume approximately $130.8 million of net debt of Iridium Holdings. Upon completion of the acquisition of Iridium Holdings, any funds remaining in the trust account after payment of amounts, if any, to our stockholders exercising their conversion rights or tendering their shares, will be used for the prepayment of all or a portion of Iridium Holdings’ debt, payment of transaction expenses and to fund Iridium Holdings’ working capital after the closing of the acquisition.

Controls and Procedures of Target Business

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

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our potential exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when required by Section 404. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Market Risk

The approximately $401.8 million in the trust account as of December 31, 2008 is invested in government securities (as defined in Section 2(a)(16) of the Investment Company Act of 1940) or in assets which all meet the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 with financial institutions with high credit ratings. However, in light of the overall instability of the markets, we can not assure you that the funds in the trust account are not subject to market risk.

Related Party Transactions

On November 19, 2007, we issued a promissory note in the aggregate principal amount of $0.3 million to Greenhill, which accrued interest at the rate of 8.5% per annum, was unsecured and was due at the earlier of (i) December 30, 2008, or (ii) the consummation of our initial public offering.

The note was repaid on February 26, 2008 out of the proceeds of our initial public offering not being placed in the trust account. See also “Item 13. Certain Relationships and Related Transactions and Director Independence” for information on this note.

On February 1, 2008, the founding stockholder transferred at cost an aggregate of 150,000 founder’s units (of which 19,563 were forfeited because Banc of America Securities LLC did not exercise the over-allotment option) to certain of our directors in connection with their agreement to serve as directors. These transferred units have the same terms and are subject to the same restrictions on transfer as the founder’s units. The restrictions on transfer on these units will lapse 180 days after the consummation of an initial business combination (if any) (considered a performance condition). In accordance with the Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share Based Payments”, the restrictions are not being taken into account for purposes of determining the value of the transferred units and we will record a compensation charge and a related capital contribution (at the time a business combination is consummated) for the difference between the consideration received by the founding stockholder in the transfer and the price of $10.00 per unit paid by the stockholders which acquired units in our initial public offering.

We have agreed to pay Greenhill a monthly fee of $10,000 for general and administrative services, including office space and secretarial support. We believe that such fees are at least as favorable as we could obtain from an unaffiliated third party.

Greenhill purchased an aggregate of 8,000,000 private placement warrants at $1.00 per warrant (for a total purchase price of $8.0 million) from us in a private placement simultaneously with the consummation of our initial public offering. We believe that the purchase price of the private placement warrants approximated the fair value of such warrants.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of December 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Policies and Estimates

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments

Cash, investments held in trust at broker and notes payable are carried at cost, which approximates fair value due to the short-term nature of these investments.

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

Warrants issued by the Company in the initial public offering and private placement are contingently exercisable at the later of one year from the date of the offering and the consummation of a business combination, provided, in each case, there is an effective registration statement covering the shares issuable upon exercise of the warrants. Hence, the shares of common stock underlying the warrants are excluded from basic and diluted EPS.

Income Taxes

The Company accounts for taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company also complies with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplished the following key objectives:

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

In February 2007, FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”) was issued. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would be required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 became effective beginning January 1, 2008. The Company did not elect the fair value measurement option for financial instruments or other items upon adoption of SFAS 159 and therefore, SFAS 159 did not have an impact on the Company’s financial statements.

In December 2007, FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature of financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for companies for fiscal years beginning January 1, 2009. The Company is currently applying the transitional guidance, which allows transactional costs to be expensed when it becomes probable that the acquisition will not close until after the effective date of SFAS 141R.

In April 2008, FASB Staff Position No. FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) was issued. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3, if applicable, once the Company enters into a business combination.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” above for a discussion of market risks.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are listed in “Item 15. Exhibits and Financial Statement Schedules”.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported on a Current Report on Form 8-K filed on January 21, 2009, we advised Eisner LLP on January 21, 2009 that the Audit Committee of our board of directors had determined to engage Ernst & Young LLP on that date as our independent registered public accounting firm to audit our financial statements as of and for the fiscal year ended December 31, 2008 and to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2009. During the period November 2, 2007 (Inception) to December 31, 2007 and during the subsequent interim period ended September 30, 2008, and thereafter through the date of dismissal of Eisner, there were no disagreements between the Company and Eisner on any matters of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to Eisner’s satisfaction, would have caused Eisner to make reference to the subject matter of the disagreement in connection with its audit report on the Company’s financial statements for such period. During the period November 2, 2007 (Inception) to December 31, 2007 and during the subsequent interim period ended September 30, 2008, and thereafter through the date of dismissal of Eisner, there were no “reportable events” as defined in Section 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of December 31, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and15d-15(f) as of the end of the period covered by this Report based upon the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is effective as of December 31, 2008.

This Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. The disclosure contained under this Item 9A. was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A. in this Report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

EXECUTIVE OFFICERS AND DIRECTORS

Our directors and executive officers as of the date of this prospectus are as follows:

			Year
Name	Age	Position	Appointed

Scott L. Bok	49	Chairman of the Board of Directors; Chief Executive Officer	2007
Robert H. Niehaus	53	Director; Senior Vice President	2007
Harold J. Rodriguez, Jr.	53	Chief Financial Officer	2008
Thomas C. Canfield	53	Director	2008
Kevin P. Clarke	49	Director	2008
Parker W. Rush	49	Director	2008

Scott L. Bok, 49, has served as our Chairman and Chief Executive Officer since our formation in November 2007. In addition, Mr. Bok has served as Greenhill’s Co-Chief Executive Officer since October 2007, served as its Co-President between 2004 and 2007 and has been a member of Greenhill’s Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill since its incorporation in March 2004. From January 2004 until October 2007, Mr. Bok was Greenhill’s US President. From 2001 until the formation of Greenhill’s Management Committee, Mr. Bok participated on the two-person administrative committee responsible for managing Greenhill’s operations. Mr. Bok has also served as a Senior Member of Greenhill Capital Partners since its formation. Mr. Bok joined Greenhill as a managing director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co., where he worked from 1986 to 1997, based in New York and London. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok is a member of the board of directors of various private companies. Mr. Bok is also a member of the Investment Committee of Greenhill Capital Partners.

Robert H. Niehaus, 53, has served as our Senior Vice President since our formation in November 2007. Mr. Niehaus is also a member of our Board of Directors. In addition, Mr. Niehaus has been the Chairman of Greenhill Capital Partners since June 2000. Mr. Niehaus has been a member of Greenhill’s Management Committee since its formation in January 2004. Mr. Niehaus joined Greenhill in January 2000 as a managing director to begin the formation of Greenhill Capital Partners. Prior to joining Greenhill, Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a managing director in the merchant banking department from 1990 to 1999. Mr. Niehaus was vice chairman and a director of the Morgan Stanley Leveraged Equity Fund II, L.P., a $2.2 billion private equity investment fund, from 1992 to 1999, and was vice chairman and a director of Morgan Stanley Capital Partners III, L.P., a $1.8 billion private equity investment fund, from 1994 to 1999. Mr. Niehaus was also the chief operating officer of Morgan Stanley’s merchant banking department from 1996 to 1998. Mr. Niehaus is a director of Heartland Payment Systems, Inc., Exco Holdings, Inc., Crusader Energy Group Inc. and various private companies.

Harold J. Rodriguez, Jr., 53, has served as our Chief Financial Officer since March 2008 and our Treasurer since our formation in November 2007. Mr. Rodriguez has served as Chief Administrative Officer of Greenhill since March 2008 and as its Managing Director – Finance, Regulation and Operations, Chief Compliance Officer and Treasurer since January 2004. Mr. Rodriguez has also served as Chief Financial Officer of Greenhill Capital Partners since 2000. From November 2000 through December 2003, Mr. Rodriguez was Chief Financial Officer of Greenhill. Prior to joining Greenhill, Mr. Rodriguez was Vice President – Finance and Controller of Silgan Holdings, Inc., a major consumer packaging goods manufacturer, from 1987 to 2000. From 1978 to 1987, Mr. Rodriguez worked with Ernst & Young, where he was a senior manager specializing in taxation.

Thomas C. Canfield, 53, is a member of our Board of Directors. Mr. Canfield has served as Senior Vice President and General Counsel of Spirit Airlines, Inc. since October 2007. Previously, Mr. Canfield was General Counsel of Point Blank Solutions, Inc., from September 2006 to October 2007, and was Plan Administrator for AT&T Latin America Corp. from February 2003 to June 2007. Prior to assuming those roles, Mr. Canfield was General Counsel and Secretary of AT&T Latin America following its merger with FirstCom Corporation in August 2000. Mr. Canfield became General Counsel of FirstCom in May 2000. Prior to joining FirstCom, Mr. Canfield was Counsel in the New York office of Debevoise & Plimpton LLP, where for nine years he practiced in the areas of corporate, securities and international transactions. Mr. Canfield also is a member of the Board of Directors of Tricom S.A.

Kevin P. Clarke, 49, is a member of our Board of Directors. Mr. Clarke has served as Managing Director in the Investment Banking division of Barclays Capital since June 2008. Prior to that, Mr. Clarke served as a consultant to Tontine Associates LLC, a Greenwich, Connecticut based investment firm from May 2007 to April 2008. Mr. Clarke previously served as Executive Vice President and Chief Financial Officer of Kos Pharmaceuticals Inc. until its acquisition by Abbott Laboratories in February 2007. Prior to joining Kos in 2005, Mr. Clarke was employed by Bear Stearns & Co. from 1992 through 2005, last serving as Senior Managing Director, Head of Healthcare M&A, where Mr. Clarke was responsible for healthcare mergers and acquisitions. Prior to 1992, Mr. Clarke was employed by Kidder, Peabody & Co., last serving as Vice President, Investment Banking – Mergers & Acquisitions.

Parker W. Rush, 49, is a member of our Board of Directors. Mr. Rush has served as the President and Chief Executive Officer and as a member of the Board of Directors of Republic Companies, Inc., a provider of property and casualty insurance, since December 2003. Prior to his employment with Republic, Mr. Rush served as a Senior Vice President and Managing Director at The Chubb Group of Insurance Companies in charge of the Southern U.S. based in Dallas, Texas and in various other capacities since February 1980.

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

Director Independence

The NYSE Amex requires that within one year of the pricing of our initial public offering a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Canfield and Clarke are “independent directors” as such term is defined in the rules of the NYSE Amex and Rule 10A-3 of the Exchange Act. We expect to have a majority of independent directors immediately following the consummation of our proposed transaction with Iridium Holdings. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Our board of directors has formed an audit committee and a governance and nominating committee. Each committee is composed of three directors.

Audit Committee

Our audit committee consists of Messrs. Canfield, Clarke and Rush with Mr. Rush serving as chair. As required by the rules of the NYSE Amex, each of the members of our audit committee is able to read and understand fundamental financial statements, and we consider Mr. Rush to qualify as an “audit committee financial expert” and as “financially sophisticated” as defined under SEC and NYSE Amex rules, respectively, although Mr. Rush is not “independent” within the meaning of those rules. We expect to have an audit committee composed of three independent directors immediately following the consummation of our proposed transaction with Iridium Holdings. The responsibilities of our audit committee include:

•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•	appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•	overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•	meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•	reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	preparing the report required by the rules of the SEC to be included in our annual proxy statement;

•	monitoring compliance on a quarterly basis with the terms of our amended and restated certificate of incorporation and the agreements relating to our initial public offering and, if

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Governance and Nominating Committee Charter, generally provide that each candidate will be considered and evaluated based upon an assessment of the following criteria:

•	whether the candidate is independent pursuant to the requirements of the NYSE Amex;

•	whether the candidate is accomplished in his or her field and has a reputation, both personally and professionally, that is consistent with our image and reputation;

•	whether the candidate has the ability to read and understand basic financial statements, and, if applicable, whether the candidate satisfies the criteria for being an “audit committee financial expert,” as defined by the Securities and Exchange Commission;

•	whether the candidate has relevant experience and expertise and would be able to provide insights and practical wisdom based upon that experience and expertise;

•	whether the candidate has knowledge of our company and issues affecting us;

•	whether the candidate is committed to enhancing stockholder value;

•	whether the candidate fully understands, or has the capacity to fully understand, the legal responsibilities of a director and the governance processes of a public company;

•	whether the candidate is of high moral and ethical character and would be willing to apply sound, objective and independent business judgment and to assume broad fiduciary responsibility;

•	whether the candidate would be willing to commit the required hours necessary to discharge the duties of board of directors membership;

•	whether the candidate has any prohibitive interlocking relationships or conflicts of interest; and

•	whether the candidate is able to develop a good working relationship with other board of directors’ members and contribute to our board of directors’ working relationship with our senior management.

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

We believe that all Section 16(a) filing requirements applicable to our executive officers and directors for 2008 were satisfied.

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

In connection with the proposed acquisition of Iridium Holdings, we will be seeking stockholder approval for the Iridium Communications Inc. 2009 Stock Incentive Plan, to be effective upon the closing of the acquisition (the “2009 Plan”). Our board of directors believes that it is in best interest of us and our stockholders for us to adopt the 2009 Plan. The purpose of the 2009 Plan is to aid us following the acquisition of Iridium Holdings in securing and retaining key employees and others of outstanding ability and to motivate such individuals to exert their best efforts on behalf of us and our affiliates by providing incentives through the grant of options to acquire shares of our common stock and, if so determined by the compensation committee of our board of directors, other stock-based awards and performance incentive awards. We believe that we will benefit from the added interest that these individuals will have in the welfare of us as a result of their proprietary interest in our success.

As proposed, the 2009 Plan has a ten-year term, provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and other stock-based awards (which includes restricted stock, restricted stock units and performance-based awards payable both in cash and in shares of our common stock) to eligible individuals and would authorize for issuance 8,000,000 shares of common stock in the aggregate pursuant to awards under the 2009 Plan.

Compensation and Discussion Analysis

We have not included a compensation and discussion analysis, as members of our management team, including our directors, have not received any cash or other compensation for services rendered to us during the year ended December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the direct and indirect beneficial ownership of our common stock as of March 20, 2009, by:

•	each beneficial owner of more than 5% of our outstanding shares of common stock that has filed a Schedule 13G in respect of such shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the founder’s warrants or the private placement warrants, as these warrants are not exercisable within 60 days of the date of March 20, 2009.

		Approximate
	Amount and	Percentage of
	Nature of	Outstanding
	Beneficial	Common
	Ownership	Stock(2)

Executive Officers and Directors(1):
Greenhill & Co., Inc.(3)	8,369,563	17.3%
Scott L. Bok(3)	200,000	*
Robert H. Niehaus(3)	200,000	*
Harold J. Rodriguez, Jr.(3)(4)	15,000	*
Thomas C. Canfield	43,479	*
Kevin P. Clarke	43,479	*
Parker W. Rush	43,479	*
All executive officers and directors as a group (6 individuals)	545,437	1.1%
5% Stockholders:
FMR LLC.(5)	4,882,740	10.1%
Bank of America Corporation(6)	3,655,500	7.5%

*	Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the business address of each of the individuals is 300 Park Avenue, 23rd Floor, New York, New York 10022.

(2)	Reflects the sale of 40,000,000 units in our initial public offering and the expiration of the underwriters’ over-allotment option and resulting forfeiture of 1,275,000 founder’s shares pursuant to the terms of the applicable purchase agreements, but not the exercise of any of the warrants included in the public units.

(3)	At the consummation of the proposed transaction with Iridium Holdings Greenhill has agreed to forfeit (1) 1,441,176 common shares; (2) 8,369,563 founder warrants; and (3) 2,000,000 private placement warrants. These forfeitures will reduce our shares and warrants outstanding immediately after the closing of the initial business combination. Mr. Bok is our Chairman and Chief Executive Officer and is the Co-Chief Executive Officer and a managing director of Greenhill, our founding stockholder. Mr. Niehaus is our Senior Vice President and is Chairman of Greenhill Capital Partners and a managing director of Greenhill. Mr. Rodriguez is our Chief Financial Officer and is Chief Administrative Officer, Chief Compliance Officer, and a managing director of Greenhill.

(4)	These shares are held by Jacquelyn F. Rodriguez.

(5)	Derived from a filing of a Schedule 13G by FMR LLC. The business address of such reporting person is 82 Devonshire Street, Boston, MA 02109.

(6)	Derived from a joint filing of a Schedule 13G by Bank of America Corporation, NB Holdings Corporation, Banc of America Securities Holding Corporation and Banc of America Securities LLC reporting shared power to vote or direct the vote over and shared power to dispose or direct the disposition of 3,655,500 shares. The business address of each such reporting person is 100 North Tryon Street, Floor 25, Bank of American Corporate Center, Charlotte, NC 28255.

Transfer Restrictions

Our initial stockholders have agreed not to sell or transfer the founder’s units, founder’s shares and founder’s warrants (and the underlying shares) until 180 days after the consummation of our initial business combination except to permitted transferees and not to sell or transfer the private placement warrants (and the underlying shares) until after we complete our initial business combination, except to permitted transferees. All of the founder’s units, founder’s shares and founder’s warrants and underlying shares will cease to be subject to the transfer restrictions if, after consummation of our initial business combination, (i) the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within any 30-trading-day period beginning 90 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Permitted transferees must agree to be bound by the same transfer restrictions, waiver and forfeiture provisions, and to vote the founder’s shares in accordance with the majority of the shares of common stock voted by the public stockholders in connection with the stockholder vote required to approve our initial business combination and in connection with an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence. We refer to these agreements as “lock-up agreements.”

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

As part of the consummation of the acquisition of Iridium Holdings, the lock-up agreements and the above provisions will be terminated and replaced by the transfer restrictions contained in a new registration rights agreement described below.

Upon the consummation of the acquisition of Iridium Holdings, the initial stockholders, Iridium Holding’s sellers (each a “restricted stockholder”) and we will enter into a registration rights agreement (“new registration rights agreement”), which provides that each of the stockholders party to the new registration rights agreement will not sell, pledge, establish a “put equivalent position,” liquidate or decrease a “call equivalent position,” or otherwise dispose of or transfer any our securities for a period of one year after the closing date of the acquisition; provided that, our board of directors may authorize an underwritten public offering at any time beginning six months after the closing date and that each such stockholder may pledge up to 25% of its shares as collateral to secure cash borrowing from a third-party financial institution so long as such financial institution agrees to be subject to these transfer restrictions. In addition, we will be required to conduct underwritten public offerings to permit holders of at least 3,000,000 shares of common stock to sell their shares upon demand, but we will not be required to effect more than one demand registration in any six-month period following an effective registration statement. All of the stockholders to be party to the registration rights agreement will also be permitted to include their common stock in certain registered offerings conducted by us after the closing of the acquisition.

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

The founder’s warrants are identical to those included in the units sold in our initial public offering, except that:

•	the founder’s warrants, including the common stock issuable upon exercise of these warrants, are subject to the transfer restrictions described below;

•	the founder’s warrants will become exercisable upon the later of (i) the date that is one year after the date of this prospectus or (ii) after the consummation of our initial business combination, in each case, if (a) the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within any 30-trading-day period beginning 90 days after such business combination and (b) there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants contained in the units included in our initial public offering;

•	the founder’s warrants will not be redeemable by us so long as they are held by the initial stockholders or their permitted transferees; and

•	the founder’s warrants may be exercised by our initial stockholders or their permitted transferees on a cashless basis.

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

On September 22, 2008, we entered into an agreement with Greenhill whereby Greenhill has agreed to forfeit at the closing of the proposed initial business combination with Iridium Holdings the following of our securities which it currently owns: (1) 1,441,176 common shares; (2) 8,369,563 founder warrants; and (3) 2,000,000 private placement warrants. These forfeitures will reduce our shares and warrants outstanding immediately after the closing of the proposed initial business combination.

Our initial stockholders have agreed not to sell or transfer the founder’s units, founder’s shares or founder’s warrants, including the common stock issuable upon exercise of these warrants, until 180 days after the consummation of our initial business combination except to certain permitted transferees as described above under the heading “Principal Stockholders – Transfer Restrictions,” who must agree to be bound by the same transfer restrictions and voting, waiver and forfeiture provisions. All of the founder’s units, founder’s shares and founder’s warrants and shares issuable upon exercise of the founder’s warrants will cease to be subject to the transfer restrictions if, after our initial business combination, (i) the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within any 30-trading-day period beginning 90 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Our founding stockholder has agreed not to sell or transfer the private placement warrants until after we complete our initial business combination except to certain permitted transferees as described above under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Transfer Restrictions,” who must agree to be bound by these same transfer restrictions.

Concurrently with the issuance and sale of the securities in our initial public offering, we entered into an agreement with our initial stockholders and certain employees of Greenhill with respect to securities held by them from time to time, including the founder’s units, founder’s shares, founder’s warrants, private placement warrants, underlying shares and any units purchased in our initial public offering (including the shares, warrants and underlying shares included therein) by managing directors and senior advisors of Greenhill, granting them and their permitted transferees the right to demand that we register the resale of any of our securities held by them on a registration statement file under the Securities Act. The registration rights will be exercisable with respect to the securities at any time commencing 30 days after the consummation of our initial business combination, provided that such registration statement would not become effective until after the expiration of the lock-up period applicable to the securities being registered and with respect to all of the warrants and the underlying shares of common stock, after the relevant warrants become exercisable by their terms. We will bear the expenses incurred in connection with the filing of any such registration statements.

As part of the consummation of the proposed business combination with Iridium Holdings, the lock-up agreements and the above provisions will be terminated and replaced by the transfer restrictions contained in the new registration rights agreement described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Transfer Restrictions” above.

As part of our initial public offering, managing directors and senior advisors of Greenhill purchased 1,247,500 units at the initial public offering price through a directed unit program.

On November 19, 2007, we issued a promissory note in the aggregate principal amount of $0.3 million to Greenhill, which accrued interest at the rate of 8.5% per annum, was unsecured and was due at the earlier of (i) December 30, 2008, or (ii) the consummation of our initial public offering. The note was repaid on February 26, 2008 out of the proceeds of our initial public offering not placed in trust.

We have agreed to pay Greenhill a monthly fee of $10,000 for office space and administrative services, including secretarial support. We believe that such fees are at least as favorable as we could obtain from an unaffiliated third party.

We will reimburse our founding stockholder, executive officers and directors and employees of Greenhill, for any reasonable out-of-pocket business expenses incurred by them in connection with identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred. Our audit committee will review and approve all payments made to our founding stockholder, officers, directors and affiliates, other than payment of an aggregate of $10,000 per month to Greenhill for office space, secretarial and administrative services, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $5.0 million earned on the balance in the trust account that may be withdrawn to fund working capital needs, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial business combination.

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

Some of these potential conflicts are described below. In considering them, you should understand that:

•	Messrs. Bok, Niehaus and Rodriguez are not independent from Greenhill, have other responsibilities (including strategic investment and merchant banking responsibilities) within Greenhill and have an economic interest in the success of Greenhill separate and apart from their economic interest in our company. Mr. Bok, Mr. Niehaus and Mr. Rodriguez will concurrently work for and receive compensation relating to financial advisory services and merchant banking or other activities at Greenhill. While their indirect equity interests in our company, together with any direct equity interests in our company resulting from any purchases they may make, may motivate them to benefit the company, the compensation from financial advisory services or other Greenhill activities and investments may motivate them to serve the interests of Greenhill’s advisory business and its clients, Greenhill’s merchant banking funds or other Greenhill businesses. In addition, each of Messrs. Bok, Niehaus and Rodriguez have a duty to present all business combination opportunities within the lines of business in which Greenhill is engaged (financial advisory services and merchant banking) to Greenhill, and Messrs. Bok and Niehaus are directors of, and have fiduciary duties to, companies in which Greenhill funds have invested, which may result in conflicts with our interests.

•	Conflicts related to the allocation of potential business opportunities to us will be considered and resolved on a case by case and discretionary basis by Greenhill, in consultation with Messrs. Bok and Niehaus. While this process will consider our company’s interests, pursuant to the terms of our amended and restated certificate of incorporation, none of Greenhill, Messrs. Bok, Niehaus or Rodriguez have a duty to present business combination opportunities to us and you should assume that conflicts will be resolved in a manner determined to be in the overall best interests of Greenhill including its various businesses and relationships. Accordingly, you should be aware that conflicts will not necessarily be resolved in favor of our company’s interests.

Without limiting the foregoing, the following describes some of the potential conflicts that could arise:

General

•	The founder’s units, private placement warrants and any additional securities owned by Greenhill and our directors will be released from certain transfer restrictions only if a business combination is successfully completed, and any warrants which our officers and directors may purchase in our initial public offering or in the aftermarket will expire worthless if a business combination is not consummated. For the foregoing reason, our board may have a conflict of interest in determining whether it is appropriate for us to effect a business combination with a particular target business.

•	Greenhill and our officers and directors may purchase shares of common stock and warrants as part of our initial public offering, pursuant to the directed unit program or otherwise, or in the open market from time to time. If they do so, they have agreed to vote such shares in favor of our initial business combination.

•	Greenhill has no fiduciary obligations to us. Therefore, it has no obligation to present business opportunities to us at all and will only do so if it believes it will not violate its other fiduciary obligations. Our officers are managing directors of Greenhill and have fiduciary obligations to Greenhill and, in the case of Messrs. Bok and Niehaus, to certain companies in which Greenhill funds have invested and they serve as directors. While Greenhill and our directors and officers have normal fiduciary obligations to us under Delaware law, pursuant to the terms of our amended and restated certificate of incorporation, they are not required to present corporate opportunities to us.

Advisory Activities

•	Clients of Greenhill’s financial advisory business may compete with us for investment opportunities meeting our initial business combination objectives. If Greenhill is engaged to act for any such clients, you should assume that we will be precluded from pursuing opportunities suitable for such client. In addition, investment ideas generated within Greenhill, including by Mr. Bok and Mr. Niehaus may be suitable for both us and for an investment banking client of Greenhill or a current or future fund advised by a Greenhill entity and may be directed to such client or fund rather than to us. Greenhill’s advisory business may also be engaged to advise the seller of a company, business or assets that would qualify as an investment opportunity for us. In such cases, you should assume that we will be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, Greenhill’s interests or its obligations to the seller will diverge from our interests.

Merchant Banking Activities

•	Greenhill currently operates merchant banking businesses in the United States and Europe. Funds advised by Greenhill Capital Partners make equity and equity-related investments in middle-market companies located primarily in North America and the United Kingdom. Such funds generally make controlling or influential minority investments that do not exceed $220.0 million in companies with enterprise values of $50.0 to $500.0 million. Funds advised by Greenhill Venture Partners make early growth stage private equity and equity-related investments primarily in companies that offer technology-enabled services or business information services in the Greater Tri-State Area, which encompasses the region from Eastern Pennsylvania to Northern Connecticut. The fair market value of the businesses in which the funds advised by Greenhill Venture Partners invest is generally so low as to make it highly improbable that a conflict of interest would arise. Similarly, we believe that Greenhill’s other merchant banking funds generally target transactions of a smaller size that would not be suitable for our initial business combination and we understand that the largest equity investment made by the Greenhill merchant banking funds in a single portfolio company, to date, was approximately $78.0 million. However, if we were to pursue multiple simultaneous targets for our initial business combination, we might compete with Greenhill’s merchant banking funds for one or more of such targets. In addition, if Greenhill’s merchant banking funds were to participate in a transaction with other investors in the acquisition of a larger target, such group of investors, including Greenhill’s fund or funds, may directly compete with us for a possible target for our initial business combination.

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

Other Activities

Messrs. Bok and Niehaus also serve as directors of a number of other companies and have fiduciary duties to those companies. These companies are: Augustus Energy Partners (an oil and gas exploration and production company), Coronado Resources (an oil and gas exploration and production company), EXCO Resources, Inc. (an oil and gas exploration and production company), Florida Career Colleges (a private career college with campuses throughout Florida), Healthcare Finance Group (a specialty finance company providing loans to healthcare providers), Heartland Payment Systems (a provider of bank card-based payment processing systems to small-and medium-sized merchants), Ironshore Ltd. (an insurance company focused on property and specialty insurance), Crusader Energy Group (an oil and gas exploration and production company), Stroz Friedberg, Inc. (a consulting and technical services firm specializing in digital forensics, electronic discovery, and investigations), Tammac Holdings (a specialty finance company providing loans to the manufactured housing industry) and,Trans-Fast Remittance LLC (a money transfer company, primarily focused on the U.S.-Latin America remittance corridor). To the extent Messrs. Bok or Niehaus become aware of any business combination opportunities within the lines of business of these companies, they may be required to present such opportunities first to the applicable company. You should assume that such opportunities will not be presented to us unless the applicable company declines to pursue such opportunity. In addition, Mr. Canfield is a member of the boards of directors of Tricom, S.A. and Birch Telecom Inc. and Mr. Rush is a member of the board of directors of Republic Companies, Inc.

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

You should also be aware of the following potential conflicts of interest:

•	Members of our management team are not required to commit their full time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities.

•	Our other directors or officers may in the future become affiliated with any other blank check company, or engaged in business activities similar to those we intend to conduct.

•	Since Messrs. Bok, Niehaus and Rodriguez as well as all of the managing directors of Greenhill available to us have an ownership interest in Greenhill and consequently an indirect ownership interest in us, they may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders. This ownership interest may influence their motivation in identifying and selecting a target business and timely completing an initial business combination. The exercise of discretion by our executive officers and directors in identifying and selecting one or more suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

•	Unless we consummate our initial business combination, our founding stockholder, executive officers and directors and Greenhill and its employees will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account that may be released to us as working capital. These amounts were calculated based on management’s estimates of the funds needed to finance our operations for 24 months from the pricing date of our initial public offering and to pay expenses in identifying and consummating our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with our initial business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an initial business combination that is not consummated. Our founding stockholder, executive officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. The financial interest of our founding stockholder, executive officers, directors or Greenhill or its affiliates could influence our executive officers’ and directors’ motivation in selecting a target business, and therefore they may have a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. Specifically, our executive officers and directors may tend to favor potential initial business combinations with target businesses that offer to reimburse any expenses that we did not have the funds to reimburse ourselves.

•	Our executive officers and directors may have a conflict of interest with respect to evaluating a particular initial business combination if the retention or resignation of any such executive officers and directors were included by a target business as a condition to any agreement with respect to an initial business combination.

We have agreed we will not enter into our initial business combination with any entity in which our founding stockholder, any of our officers or directors or their affiliates has a material ownership interest nor will we acquire any company in which a Greenhill merchant banking fund has a material ownership interest.

Item 14.	Principal Accountant Fees and Services

The firm of Eisner LLP acted as our independent registered public accounting firm from the period November 20, 2007 through January 21, 2009. The following table presents fees for professional audit services for the audit of our annual financial statements for the fiscal year 2007, as well as fees for the review of our interim financial statements for the first three quarters for fiscal year 2008 and for all other services performed for fiscal years 2007 and 2008 by Eisner LLP.

	2007	2008

Audit fees(1)	$48,300	$181,955
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees(4)	—	—

On January 21, 2009, the Company changed its independent auditors to Ernst & Young LLP. The following table presents fees for professional audit services for the audit of our annual financial statements for fiscal year 2008, as well as fees for all other services performed during fiscal year 2008 by Ernst & Young LLP.

2008

Audit fees(1)	$100,000
Audit-related fees(2)	—
Tax fees(3)	—
All other fees(5)	239,960

Policy of Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee was not formed until immediately prior to our initial public offering. As a result, services rendered prior to the formation of our audit committee were not pre-approved by our audit committee and were instead approved by our board of directors. Since its formation, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, our audit committee has approved and will approve audit or non-audit services before we engage our independent accountant to render such services.

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

(1)	“Audit fees” include fees for the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q.

(2)	“Audit-related fees” include fees for agreed upon procedure engagements and other assurance services.

(3)	“Tax-fees” include fees for tax compliance, tax advice and tax planning.

(4)	“All other fees” include fees for any services not included in the other categories.

(5)	“All other fees” include fees for financial and tax diligence services in connection with the Company’s proposed investment in Iridium Holdings.

(THIS PAGE INTENTIONALLY LEFT BLANK)

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements

INDEX TO FINANCIAL STATEMENTS

Financial Statements of GHL Acquisition Corp.
(A Corporation in the Development Stage)

Reports of Independent Registered Public Accounting Firms	F-2
Statements of Financial Condition as of December 31, 2008 and 2007	F-4
Statements of Operations for the year ended December 31, 2008 and for the Period from November 2, 2007 (Inception) to December 31, 2007 and for the Period from November 2, 2007 (Inception) to December 31, 2008
F-5
Statements of Changes in Stockholders’ Equity for the Period from November 2, 2007 (Inception) to December 31, 2008	F-6
Statements of Cash Flows for the year ended December 31, 2008 and for the Period from November 2, 2007 (Inception) to December 31, 2007 and for the Period from November 2, 2007 (Inception) to December 31, 2008
F-7
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder of
GHL Acquisition Corp.

We have audited the accompanying statement of financial condition of GHL Acquisition Corp. (A Corporation in the Development Stage) (the “Company”) as of December 31, 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and for the period from November 2, 2007 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2007, and for the period from November 2, 2007 (Inception) to December 31, 2007, were audited by other auditors whose report dated March 28, 2008 expressed an unqualified opinion on those statements. The financial statements for the period from November 2, 2007 (Inception) to December 31, 2007 include a net loss of $3,812. Our opinion on the statements of operations, changes in stockholders’ equity, and cash flows for the period from November 2, 2007 (Inception) through December 31, 2008, insofar as it relates to amounts for prior periods to December 31, 2007, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of GHL Acquisition Corp. at December 31, 2008, and the results of its operations and its cash flows for the year then ended and the period from November 2, 2007 (Inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

New York, New York
March 23, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder of
GHL Acquisition Corp.

We have audited the accompanying statement of financial condition of GHL Acquisition Corp. (A Corporation in the Development Stage) (the “Company”) as of December 31, 2007, and the related statements of operations, changes in stockholder’s equity and cash flows for the period from November 2, 2007 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform and we did not perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GHL Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the period from November 2, 2007 (Inception) to December 31, 2007 in conformity with United States generally accepted accounting principles.

/s/  Eisner LLP

New York, New York
March 28, 2008

GHL Acquisition Corp.
(A Corporation in the Development Stage)
Statements of Financial Condition
As of December 31,

	2008	2007

Assets:
Current assets:
Cash and cash equivalents	$129,140	$184,378
Prepaid expenses	11,667	—
Income tax receivable	2,667	—

Total current assets	143,474	184,378
Deferred tax asset	1,168,232	—
Deferred offering costs	—	315,622
Investments held in trust at broker, including accrued interest of $110,490	401,838,554	—

Total assets	$403,150,260	$500,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Note payable – stockholder, including interest	$—	$252,538
Accrued expenses	1,610,848	1,274
Accrued offering costs	—	225,000

Total current liabilities	1,610,848	478,812
Deferred underwriter commissions	11,288,137	—

Total liabilities	12,898,985	478,812
Common stock subject to possible conversion (11,999,999 shares, at conversion value)	119,987,999	—
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares
None issued and outstanding	—	—
Common stock, $0.001 par value
Authorized 200,000,000 shares
Issued and outstanding 48,500,000 (including 11,999,999 shares of common stock subject to possible conversion presented above) and 11,500,000 shares as of December 31, 2008 and 2007, respectively	48,500	11,500
Additional paid-in capital	268,562,770	13,500
Retained earnings (deficit) accumulated during the development stage	1,652,006	(3,812)

Total stockholders’ equity	270,263,276	21,188

Total liabilities and stockholders’ equity	$403,150,260	$500,000

See accompanying notes to financial statements.

GHL Acquisition Corp.
(A Corporation in the Development Stage)
Statements of Operations

		For the	For the
		Period from	Period from
		November 2,	November 2,
		2007	2007
	Year Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Professional fees	$2,314,149	$—	$2,314,149
Other operating expenses	278,036	3,812	281,848

Total expenses	2,592,185	3,812	2,595,997
Other income – interest	5,604,554	—	5,604,554

Income (loss) before provision for taxes	3,012,369	(3,812)	3,008,557
Provision for income taxes	1,356,551	—	1,356,551

Net income (loss)	$1,655,818	$(3,812)	$1,652,006

Weighted average shares outstanding – basic and diluted	43,268,238	11,500,000
Earnings (loss) per common share – basic and diluted	$0.04	$(0.00)

See accompanying notes to financial statements.

GHL Acquisition Corp.
(A Corporation in the Development Stage)
Statements of Changes in Stockholders’ Equity

	For the Period November 2, 2007 (Inception) to December 31, 2008
				Retained
				Earnings
				(Deficit)
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance at November 2, 2007 (Inception)	—	$—	$—	$—	$—
Issuance of units to Founder on November 13, 2007 at approximately $0.002 per unit	11,500,000	11,500	13,500	—	25,000
Net loss	—	—	—	(3,812)	(3,812)

Balance at December 31, 2007	11,500,000	11,500	13,500	(3,812)	21,188
Sale of 40,000,000 units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses and excluding $119,987,999 of proceeds allocable to 11,999,999 shares of common stock subject to possible conversion	40,000,000	40,000	260,546,270	—	260,586,270
Sale of private placement warrants	—	—	8,000,000	—	8,000,000
Forfeiture of 1,725,000 units by Founder on January 10, 2008	(1,725,000)	(1,725)	1,725	—	—
Forfeiture of 1,275,000 units by Founder on March 27, 2008	(1,275,000)	(1,275)	1,275	—	—
Net income	—	—	—	1,655,818	1,655,818

Balance at December 31, 2008	48,500,000	$48,500	$268,562,770	$1,652,006	$270,263,276

See accompanying notes to financial statements.

GHL Acquisition Corp.
(A Corporation in the Development Stage)
Statements of Cash Flows

		For the	For the
		Period from	Period from
		November 2,	November 2,
		2007	2007
	Year Ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash flows from operating activities:
Net income (loss)	$1,655,818	$(3,812)	$1,652,006
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Deferred taxes	(1,168,232)	—	(1,168,232)
Changes in operating assets and liabilities:
Interest income receivable	(110,490)	—	(110,490)
Prepaid expenses	(11,667)	—	(11,667)
Accrued expenses	1,609,574	1,274	1,610,848
Accrued interest expense	3,306	2,538	5,844
Income tax receivable rest	(2,667)	—	(2,667)

Net cash provided by operating activities	1,975,642	—	1,975,642
Cash flows from investing activities:
Proceeds invested in Trust Account	(400,000,000)	—	(400,000,000)
Interest income in Trust Account	(1,728,064)	—	(1,728,064)

Net cash used in investing activities	(401,728,064)	—	(401,728,064)
Cash flows from financing activities:
Proceeds from public offering	400,000,000	—	400,000,000
Proceeds from issuance of private placement warrants	8,000,000	—	8,000,000
Payment of underwriting fee	(6,900,000)	—	(6,900,000)
Payment of costs associated with offering	(1,146,972)	—	(1,146,972)
Proceeds from note payable to related party	—	250,000	250,000
Deferred offering costs	—	(90,622)	(90,622)
Payment of note payable to related party	(255,844)	—	(255,844)
Proceeds from sale of Founder Units	—	25,000	25,000

Net cash provided by financing activities	399,697,184	184,378	399,881,562

Net increase (decrease) in cash	(55,238)	184,378	129,140
Cash and cash equivalents, at beginning of period	184,378	—	—

Cash and cash equivalents, at end of period	$129,140	$184,378	$129,140

Supplemental disclosure:
Interest paid	$5,844	$—	$5,844
Taxes paid	$2,527,395	$—	$2,527,395
Supplemental disclosure of non-cash financing activities:
Accrued deferred offering costs	$—	$225,000	$225,000
Accrued deferred underwriter commissions	$11,288,137	$—	$11,288,137

See accompanying notes to financial statements.

GHL Acquisition Corp.
(A Corporation in the Development Stage)
Notes to Financial Statements

Note 1 –	Organization, Business Operations, and Basis of Presentation

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

At December 31, 2008, the Company had not yet commenced any operations. All activity through December 31, 2008 relates to the Company’s formation, initial public offering (the “Public Offering”) and proposed business combination as described in Notes 3 and 10, respectively.

The registration statement for the Public Offering was declared effective February 14, 2008. The Company consummated the Public Offering on February 21, 2008 and received gross proceeds of approximately $408,000,000, consisting of $400,000,000 from the Public Offering and $8,000,000 from the sale of the private placement warrants to the Company’s founder, Greenhill & Co., Inc. (the “Founder”). Upon the closing of the Public Offering, the Company paid $6,900,000 of underwriting fees to a third party and placed $400,000,000 of the total proceeds into a trust account (“Trust Account”). The remaining proceeds of $1,100,000 were used to pay a portion of the offering costs.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, inclusive of any interest, net of any taxes due on such interest and net of franchise taxes, and net of up to $5,000,000 in interest income on the Trust Account balance previously released to us to fund working capital requirements, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. The Company will proceed with the Business Combination if Public Stockholders owning no more than 30% (minus one share) of the shares sold in the Public Offering both vote against the Business Combination and exercise their conversion rights. Accordingly, Public Stockholders holding 11,999,999 shares sold in the Public Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Company’s stockholders prior to the consummation of the Public Offering.

The Company’s amended and restated certificate of incorporation provides that the Company will continue in existence only until February 14, 2010. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will liquidate. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Public Offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the units to be offered in the Public Offering discussed in Note 3).

Note 2 –	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments

Cash, investments held in trust at broker and notes payable are carried at cost, which approximates fair value due to the short-term nature of these investments.

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

Warrants issued by the Company in the initial public offering and private placement are contingently exercisable at the later of one year from the date of the offering and the consummation of a business combination, provided, in each case, there is an effective registration statement covering the shares issuable upon exercise of the warrants. Hence, the shares of common stock underlying the warrants are excluded from basic and diluted EPS.

Income Taxes

The Company accounts for taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company also complies with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

New Accounting Pronouncements

Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplished the following key objectives:

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s assets carried at fair value on a recurring basis are its investments in money market securities under the caption “Investments held in trust at broker”. The securities have been classified within level 1, as their valuation is based on quoted prices for identical assets in active markets.

The estimated fair value at December 31, 2008 including accrued interest is as follows:

				Balance as of
				December 31,
	Level 1	Level 2	Level 3	2008

Investments	$401,838,554	$—	$—	$401,838,554

Total investments	$401,838,554	$—	$—	$401,838,554

In February 2007, FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”) was issued. SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option would be required to distinguish, on the face of the balance sheet, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 became effective beginning January 1, 2008. The Company did not elect the fair value measurement option for financial instruments or other items upon adoption of SFAS 159 and therefore, SFAS 159 did not have an impact on the Company’s financial statements.

In December 2007, FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) was issued. SFAS 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS 141R also expands required disclosures surrounding the nature of financial effects of business combinations. SFAS 141R is effective, on a prospective basis, for companies for fiscal years beginning January 1, 2009. The Company is currently applying the transitional guidance, which allows transactional costs to be expensed when it becomes probable that the acquisition will not close until after the effective date of SFAS 141R (see Note 8).

In April 2008, FASB Staff Position No. FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) was issued. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company will be assessing the potential effect of FSP FAS 142-3, if applicable, once the Company enters into a business combination.

Note 3 –	Public Offering

The Company sold in its Public Offering 40,000,000 units at a price of $10.00 per unit. Each unit (a “Unit”) consists of one share of the Company’s common stock, $0.001 par value, and one Redeemable Common Stock Purchase Warrant (a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.00 commencing on the later of the completion of a Business Combination or 12 months from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering or earlier upon redemption or liquidation of the Trust Account. The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ prior notice while the Warrants are exercisable, and there is an effective registration statement covering the common stock issuable upon exercise of the Warrants current and available, only if the last sales price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. The Company will not redeem the Warrants unless an effective registration statement covering the shares of common stock issuable upon exercise of the Warrants is current and available throughout the 30-day redemption period. If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to adopt a plan of recapitalization pursuant to which all holders that wish to exercise Warrants would be required to do so on a “cashless basis”. In such event, each exercising holder would surrender the Warrants for that number of shares of common stock equal to the quotient obtained by dividing (i) the product of the number of shares of common stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (ii) the fair market value. The “fair market value” means the average reported last sales price of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants. In accordance with the Warrant Agreement relating to the Warrants sold and issued in the Public Offering, the Company will only be required to use its best efforts to maintain the effectiveness of the registration statement covering the common stock issuable upon exercise of the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, if a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. The number of Warrant shares issuable upon the exercise of each Warrant is subject to adjustment from time to time upon the occurrence of the events enumerated in the Warrant Agreement.

The Warrants are classified within stockholders’ equity since, under the terms of the Warrants, the Company cannot be required to settle or redeem them for cash.

Total underwriting fees, including contingent fees, related to the Public Offering aggregate to $23,251,500. The Company paid $6,900,000 upon closing of the Public Offering, $11,288,137 is payable only upon the consummation of a Business Combination, and $5,063,363 is payable only upon the consummation of a Business Combination less any pro-rata reductions resulting from the exercise of the stockholder conversion rights. Specifically, Banc of America Securities LLC and other underwriters have agreed that approximately 70% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The deferred underwriting commission paid will be less pro-rata reductions resulting from the exercise of the stockholder conversion rights as described in the Proxy Statement. Accordingly, on the statement of financial condition, the $11,288,137 liability for deferred underwriting commission excludes $5,063,363, which is included net in common stock subject to possible conversion.

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

On December 31, 2008, $401,838,554 was held in trust, of which the Company had the right to withdraw $1,838,554 to fund working capital needs and the payment of income and franchise taxes. The Company also had $129,140 of unrestricted cash available.

Note 4 –	Note Payable

On November 19, 2007, the Company issued a promissory note in the aggregate principal amount of $250,000 to the Founder. The note accrued interest at the rate of 8.5% per annum, was unsecured and the principal was due at the earlier of (i) December 30, 2008, or (ii) the consummation of the offering. On February 26, 2008, the Company paid off the principal amount of $250,000 of the promissory note including accrued interest in the amount of $5,844, for a total of $255,844. The Company recorded interest expense amounting to $3,306 for the year ended December 31, 2008 and $2,538 for the period from November 2, 2007 (Inception) to December 31, 2007, which is included in other operating expenses on the statements of operations.

Note 5 –	Related Party Transactions and Commitments

The Company presently occupies office space provided by the Founder. The Founder has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Founder a total of $10,000 per month for such services commencing on the effective date of the Public Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. The Company paid a total of $105,172 with respect to this commitment for the year ended December 31, 2008.

From time to time, the Founder funds administrative expenses, such as travel expenses, meals and entertainment and office supplies, incurred in the ordinary course of business. Such expenses are to be reimbursed by the Company to the Founder. As of December 31, 2008, the Founder has funded a total of $27,487 of administrative expenses, all of which were repaid during 2008.

On January 10, 2008, the Company cancelled 1,725,000 Founder’s Units, which were surrendered in a recapitalization, leaving the Founder with a total of 9,775,000 Units. Of the 9,775,000 Founder’s Units, an aggregate of 1,275,000 Founder’s Units, including the common stock included therein, were forfeited on March 27, 2008, following the expiration of the over-allotment option of Banc of America Securities LLC and the other underwriters pursuant to the terms of the applicable purchase agreement.

On February 1, 2008, the Founder transferred at cost an aggregate of 150,000 of the Founder’s Units to certain of the Company’s directors (together with the Founder, the “Initial Stockholders”). These transferred Units have the same terms and are subject to the same restrictions on transfers as the Founder’s Units. The restrictions on transfer on these Units will lapse 180 days after the consummation of a Business Combination by the Company (if any) (considered a performance condition). In accordance with the Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share Based Payments”, the restrictions are not being taken into account for purposes of determining the value of the transferred Units and the Company will record a compensation charge and a related capital contribution (at the time a Business Combination is consummated) for the difference between the consideration received by the Founder in the transfer and the price of $10.00 per Unit paid by the Public Stockholders which acquired Units in our Public Offering.

On February 21, 2008, in connection with the Public Offering, the Founder purchased a total of 8,000,000 Warrants (“Private Placement Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $8,000,000) privately from the Company. All of the proceeds received from the purchase were placed in the Trust Account. The Private Placement Warrants are identical to those included in the Units sold in our Public Offering, except that:

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

As of December 31, 2008, the Founder owns approximately 17.3% of the Company’s issued and outstanding common stock and collectively, the Initial Stockholders own approximately 17.5%.

Note 6 –	Income Taxes

The components of the provision for income taxes for the year ended December 31, 2008 and the period from November 2, 2007 (Inception) to December 31, 2007 are set forth below:

		For the Period Ended
		November 2, 2007
	For the Year Ended	(Inception) to
	December 31, 2008	December 31, 2007

Current taxes:
U.S. federal	$1,587,578	$—
State and local	937,205	—

Total current tax expense	$2,524,783	$—
Deferred taxes:
U.S. federal	$(734,582)
State and local U.S. federal	(433,650)	$433
Valuation allowance	—	(433)

Total deferred tax expense	(1,168,232)	—

Total provision for income taxes	$1,356,551	$—

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.

The Company recorded a deferred income tax asset for the tax effect of temporary differences aggregating $1,168,232 at December 31, 2008. The Company has not provided a valuation allowance at December 31, 2008, as the Company expects the benefit to be fully recoverable. At December 31, 2007, the deferred income tax asset for the tax effect of temporary differences amounted to $433. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company recorded a full valuation allowance at December 31, 2007.

The Company filed its first income tax return on September 15, 2008. The Company has not recognized any liabilities under FIN 48.

The effective tax rate of 45% differs from the statutory U.S. federal income tax rate of 34% due to the provision for state and local taxes. There was no income tax provision in 2007 due to the net loss.

Note 7 –	Earnings Per Share

The computations of basic, diluted, and diluted earnings per share are set forth below:

		For the Period Ended
		November 2, 2007
	For the Year Ended	(Inception) to
	December 31, 2008	December 31, 2007

Numerator for basic and diluted earnings per share – net income (loss) available to common stockholders	$1,655,818	$(3,812)

Denominator for basic and diluted earnings per share – weighted average number of common shares	43,268,238	11,500,000
Earnings (loss) per common share – basic and diluted	$0.04	$(0.00)

Warrants issued by the Company in the Public Offering and private placement are contingently exercisable at the later of one year from the date of the offering and the consummation of a business combination, provided, in each case, there is an effective registration statement covering the shares issuable upon exercise of the warrants. Hence, these are excluded from basic and diluted EPS.

Note 8 –	Transactions Costs

For the year ended December 31, 2008, the Company has incurred transaction costs relating to the proposed business combination (as disclosed in Note 10) in the amount of $1,908,663. Such transaction costs were expensed as professional fees, as permitted under the transitional guidance of SFAS 141R referred to above, as it is probable that the proposed business combination will close after the effective date of SFAS 141R.

Note 9 –	Market/Credit Risks

The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. The Company does not believe the cash equivalents held in trust at broker are subject to significant credit risk as the portfolio is invested in assets, which meet the applicable conditions of 2a-7 of the Investment Company Act of 1940. The Company has not experienced any losses on this account.

The $401,838,554 in the Trust Account is invested in assets which all meet the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors (other than its independent auditors), prospective target businesses and other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Founder has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that it will be able to satisfy those obligations.

Note 10 –	Proposed Business Combination

On September 22, 2008, the Company announced that it had entered in an agreement (the “Transaction Agreement”) to acquire Iridium Holdings LLC (“Iridium Holdings”), a leading provider of voice and data mobile satellite services (the “Proposed Business Combination”).

Under the terms of the Transaction Agreement, the Company will acquire Iridium Holdings in exchange for 36,000,000 shares of its common stock, $77,100,000 of cash, subject to adjustment and assume approximately $130,771,602 of net debt of Iridium Holdings. In addition, 90 days following the closing of the Proposed Business Combination, if Iridium Holdings has in effect a valid election under Section 754 of the Internal Revenue Code of 1986, as amended, the Company will make a tax benefits payment of up to $30,000,000 in aggregate to certain sellers to compensate for the tax basis step-up. Upon the closing of the Proposed Business Combination, Iridium Holdings will become a subsidiary of the Company and the combined enterprise will be renamed “Iridium Communications Inc.” and intends to apply for listing on NYSE.

The Transaction Agreement and related documents have been unanimously approved by the board of directors of the Company and Iridium Holdings. The closing of the Proposed Business Combination is subject to customary closing conditions including the expiration or termination of waiting periods under the Hart-Scott-Rodino Act, Federal Communications Commission approval, other regulatory approvals and the approval of the Company’s stockholders, including a majority of the shares of the Company’s common stock issued in its Public Offering. The Company was granted early termination of the Hart-Scott-Rodino Act in October 2008. In addition, the closing of the Proposed Business Combination is conditioned on the requirement that stockholders owning not more than 11,999,999 shares of the Company’s common stock (such number representing 30 percent minus one share of the 40,000,000 shares of issued in its Public Offering) vote against the Proposed Business Combination and validly exercise their conversion rights to have their shares converted into cash, as permitted by the Company’s certificate of incorporation. The Company’s Initial Stockholders have agreed to vote the 8,500,000 shares they already own, which were issued to them prior to the Company’s Public Offering, in accordance with the vote of the holders of a majority of the shares issued in the Public Offering. The Proposed Business Combination is expected to close in the second quarter of 2009.

If (a) the Transaction Agreement is terminated either by the Company or Iridium Holdings because the Company’s stockholders shall have failed to approve the Proposed Business Combination, (b) the Company breaches its obligations to hold a stockholder meeting or to use its reasonable best efforts to consummate the Proposed Business Combination contemplated by the Transaction Agreement, and (c) the Company consummates an initial business combination (other than with Iridium Holdings), the Company will be obligated to pay to Iridium Holdings within two business days of the consummation of such other business combination, a break-up fee consisting of $5,000,000 in cash, shares of the Company’s common stock or combination thereof, at the Company’s election (the “Termination Fee”). The Termination Fee will be the exclusive remedy of Iridium Holdings, the Sellers and their respective affiliates with respect to any such breach except in the case where, prior to 10 business days immediately following the termination of the Transaction Agreement, Iridium Holdings notifies the Company in writing that it believes in good faith the Company has committed willful breach of the Transaction Agreement. In that case, the Company need not pay the Termination Fee and Iridium Holdings shall have the right to pursue its remedies for willful breach against the Company, subject to other limitations set forth in the Transaction Agreement.

The Company may launch a tender offer for its common shares which will close concurrent with completion of the Proposed Business Combination, pursuant to which shares will be acquired at a price per share of $10.50, up to an aggregate purchase price of $120,000,000 reduced by the amount of cash distributed to stockholders who vote against the Proposed Business Combination and elect conversion of their shares.

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

Supplemental Financial Information
Quarterly Results (unaudited)

The following represents the Company’s unaudited quarterly results for the year ended December 31, 2008 and for the period from November 2, 2007 (Inception) to December 31, 2007. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of results.

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008

Other income – interest	$1,213,016	$1,780,206	$1,943,075	$668,257
Total expenses	112,267	81,730	106,198	2,291,990

Income (loss) before provision for taxes	1,100,749	1,698,476	1,836,877	(1,623,733)
Provision for income taxes	556,357	791,572	739,834	(731,212)

Net income (loss)	$544,392	$906,904	$1,097,043	$(892,521)

Earnings (loss) per common share – basic and diluted	$0.02	$0.02	$0.02	$(0.02)

For the Period
from November 2,
2007 (Inception) to
December 31, 2007

Other income – interest	$—
Total expenses	3,812

Income (loss) before provision for taxes	(3,812)
Provision for income taxes	—

Net income (loss)	$(3,812)

Earnings (loss) per common share – basic and diluted	$(0.00)

(THIS PAGE INTENTIONALLY LEFT BLANK)

2.	Exhibits

EXHIBIT INDEX

Exhibit
Number		Description

1.1	*	Form of Underwriting Agreement
2.1	**	Transaction Agreement, dated September 22, 2008
2.2	**	Side Letter, dated September 22, 2008
3.2	*	Form of Amended and Restated Bylaws
3.3	*	Form of Amended and Restated Certificate of Incorporation
4.1	*	Specimen Unit Certificate
4.2	*	Specimen Common Stock Certificate
4.3	***	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company
4.4	*	Specimen Warrant Certificate
5.1	*	Opinion of Davis Polk & Wardwell
10.1	*	Form of Letter Agreement among the Registrant and Greenhill & Co., Inc.
10.2	*	Form of Letter Agreement between the Registrant and each of the directors and officers of the Registrant
10.3	*	Founder’s Securities Purchase Agreement, dated as of November 12, 2007, between the Registrant and Greenhill & Co., Inc.
10.4	*	Form of Registration Rights Agreement between the Registrant, certain members of management of Greenhill & Co., Inc. and Greenhill & Co., Inc.
10.5	*	Form of Indemnity Agreement between the Registrant and each of its directors and officers
10.6	***	Investment Management Trust Agreement by and between the Registrant and American Stock Transfer & Trust Company
10.7	*	Securities Purchase Agreement, dated as of February 4, 2008, between Greenhill & Co., Inc. and Messrs. Canfield, Clarke and Rush
10.8	*	Promissory Note issued by Registrant on November 19, 2007
10.9	*	Form of Non-Compete Agreement between the Registrant, its executive officers and Greenhill & Co., Inc.
10.10	*	Administrative Services Letter Agreement, dated November 27, 2007 between the Registrant and Greenhill & Co., Inc.
10.11	*	Unit Cancellation Agreement and Amendment to Founder’s Securities Purchase Agreement, dated as of January 10, 2008, between the Registrant and Greenhill & Co., Inc.
14	*	Form of Code of Conduct and Ethics
21.1		List of Subsidiaries of the Registrant
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), which was declared effective on February 14, 2008.

**	Incorporated by reference to Exhibits 1.01 and 1.02 of the Registrant’s current report on Form 8-K filed on September 25, 2008.

***	Incorporated by reference to the Registrant’s current report on Form 8-K filed on February 26, 2008.

E-1

(THIS PAGE INTENTIONALLY LEFT BLANK)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2009

GHL ACQUISITION CORP.

By:	/s/ SCOTT L. BOK
Scott L. Bok
Chairman and Chief Executive Officer

II-1

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ SCOTT L. BOK Scott L. Bok	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2009

/s/ ROBERT H. NIEHAUS Robert H. Niehaus	Senior Vice President and Director	March 27, 2009

/s/ HAROLD J. RODRIGUEZ, JR. Harold J. Rodriguez, Jr.	Chief Financial Officer (Principal Accounting and Financial Officer)	March 27, 2009

/s/ THOMAS C. CANFIELD Thomas C. Canfield	Director	March 27, 2009

/s/ KEVIN P. CLARKE Kevin P. Clarke	Director	March 27, 2009

/s/ PARKER W. RUSH Parker W. Rush	Director	March 27, 2009

II-2

(THIS PAGE INTENTIONALLY LEFT BLANK)