Form 10-Q
period 2009-03-31
GHL Acquisition Corp.
filed 2009-05-14
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     As of May 8, 2009, there were 48,500,000 shares of the registrant’s common stock outstanding.

Item No.	Page
Part I. Financial Information	3

1. Financial Statements	3

Statements of Financial Condition as of March 31, 2009 (unaudited) and December 31, 2008	3

Unaudited Statements of Income for the three months ended March 31, 2009 and 2008, and for the Period from November 2, 2007 (Inception) to March 31, 2009	4

Unaudited Statement of Stockholders’ Equity for the Period from November 2, 2007 (Inception) to March 31, 2009	5

Unaudited Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and for the Period from November 2, 2007 (Inception) to March 31, 2009	6

Notes to Unaudited Financial Statements	7

2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3. Quantitative and Qualitative Disclosures About Market Risk	20

4. Controls and Procedures	20

Part II. Other Information

1. Legal Proceedings	21

1A. Risk Factors	21

2. Unregistered Sales of Equity Securities and Use of Proceeds	21

3. Defaults Upon Senior Securities	21

4. Submission of Matters to a Vote of Security Holders	21

5. Other Information	21

6. Exhibits	22

Signatures	S-1

Exhibits

EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
GHL Acquisition Corp.
(A Corporation in the Development Stage)
Statements of Financial Condition

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,249	$129,140
Prepaid expenses	83,333	11,667
Income tax receivable	—	2,667

Total current assets	85,582	143,474
Deferred tax asset	1,376,614	1,168,232
Investments held in trust at broker, including accrued interest of $146,297 and $110,490 at March 31, 2009 and December 31, 2008, respectively	401,901,589	401,838,554

Total assets	$403,363,785	$403,150,260

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$1,658,357	$1,610,848
Income tax payable	132,870	—

Total current liabilities	1,791,227	1,610,848
Deferred underwriter commissions	11,288,137	11,288,137

Total liabilities	13,079,364	12,898,985

Common stock subject to possible conversion (11,999,999 shares, at conversion value)	119,987,999	119,987,999
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares
None issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value
Authorized 200,000,000 shares
Issued and outstanding 48,500,000 shares (including 11,999,999 shares of common stock subject to possible conversion presented above) at March 31, 2009 and December 31, 2008	48,500	48,500
Additional paid-in capital	268,562,770	268,562,770
Retained earnings accumulated during the development stage	1,685,152	1,652,006

Total stockholders’ equity	270,296,422	270,263,276

Total liabilities and stockholders’ equity	$403,363,785	$403,150,260

See notes to the financial statements (unaudited).

GHL Acquisition Corp.
(A Corporation in the Development Stage)
Statements of Income
(unaudited)

			For the
			Period from
			November 2,
	Three	Three	2007
	Months	Months	(Inception)
	ended	ended	to
	March 31,	March 31,	March 31,
	2009	2008	2009
Professional fees	$253,044	$63,726	$2,567,193
Other operating expenses	209,689	48,541	491,537

Total expenses	462,733	112,267	3,058,730
Other income — interest	523,034	1,213,016	6,127,588

Income before provision for taxes	60,301	1,100,749	3,068,858
Provision for income taxes	27,155	556,357	1,383,706

Net income	$33,146	$544,392	$1,685,152

Weighted average shares outstanding — basic and diluted	48,500,000	27,485,989
Earnings per common share — basic and diluted	$0.00	$0.02
See notes to the financial statements (unaudited).

GHL Acquisition Corp.
(A Corporation in the Development Stage)
Statements of Changes in Stockholders’ Equity (unaudited)
For the Period from November 2, 2007 (Inception) to March 31, 2009

				Retained Earnings
				(Deficit)
				Accumulated
				during the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Balance at November 2, 2007 (Inception)	—	$—	$—	$—	$—
Issuance of units to Founder on November 13, 2007 at approximately $0.002 per unit	11,500,000	11,500	13,500	—	25,000
Net loss	—	—	—	(3,812)	(3,812)

Balance at December 31, 2007	11,500,000	11,500	13,500	(3,812)	21,188
Sale of 40,000,000 units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses and excluding $119,987,999 of proceeds allocable to 11,999,999 shares of common stock subject to possible conversion	40,000,000	40,000	260,546,270	—	260,586,270
Sale of private placement warrants	—	—	8,000,000	—	8,000,000
Forfeiture of 1,725,000 units by Founder on January 10, 2008	(1,725,000)	(1,725)	1,725	—	—
Forfeiture of 1,275,000 units by Founder on March 27, 2008	(1,275,000)	(1,275)	1,275	—	—
Net income	—	—	—	1,655,818	1,655,818

Balance at December 31, 2008	48,500,000	48,500	268,562,770	1,652,006	270,263,276
Net income	—	—	—	33,146	33,146

Balance at March 31, 2009	48,500,000	$48,500	$268,562,770	$1,685,152	$270,296,422

See notes to the financial statements (unaudited).

GHL Acquisition Corp.
(A Corporation in the Development Stage)
Statements of Cash Flows
(unaudited)

			For the Period
			from November
	Three Months	Three Months	2, 2007
	ended	ended	(Inception)
	March 31,	March 31,	to
	2009	2008	March 31, 2009
Cash flows from operating activities:
Net income	$33,146	$544,392	$1,685,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items included in net income:
Deferred taxes	(208,382)	—	(1,376,614)
Changes in operating assets and liabilities:
Interest income receivable	(146,297)	(709,445)	(256,787)
Prepaid expenses	(71,666)	(116,667)	(83,333)
Accrued expenses	47,509	38,726	1,658,357
Accrued interest expense	—	3,306	5,844
Due to related party	—	21,506	—
Income tax payable	132,870	556,357	132,870
Income tax receivable	2,667	—	—

Net cash provided by (used in) operating activities	(210,153)	338,175	1,765,489

Cash flows from investing activities:
Proceeds invested in Trust Account	—	(400,000,000)	(400,000,000)
Interest income in Trust Account	83,262	(503,571)	(1,644,802)

Net cash provided by (used in) investing activities	83,262	(400,503,571)	(401,644,802)

Cash flows from financing activities:
Proceeds from public offering	—	400,000,000	400,000,000
Proceeds from issuance of private placement warrants	—	8,000,000	8,000,000
Payment of underwriting fee	—	(6,900,000)	(6,900,000)
Payment of costs associated with offering	—	(135,042)	(1,146,972)
Proceeds from note payable to related party	—	—	250,000
Payment of note payable to related party	—	(255,844)	(255,844)
Deferred offering costs	—	—	(90,622)
Proceeds from sale of Founder units	—	—	25,000

Net cash provided by financing activities	—	400,709,114	399,881,562

Net increase (decrease) in cash	(126,891)	543,718	2,249

Cash and cash equivalents, at beginning of period	129,140	184,378	—

Cash and cash equivalents, at end of period	$2,249	$728,096	$2,249

Supplemental disclosure:
Interest paid	$—	$5,844	$5,844
Taxes paid	$100,000	$395	$2,770,050

Supplemental disclosure of non-cash financing activities:
Accrued deferred underwriter commissions	$11,288,137	$11,288,137	$11,288,137
See notes to the financial statements (unaudited).

GHL Acquisition Corp.
(a corporation in the development stage)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1 — Organization, Business Operations, and Basis of Presentation
          GHL Acquisition Corp. (the ''Company’’), a blank check company, was incorporated in Delaware on November 2, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or assets (''Business Combination’’). The Company is considered in the development stage and is subject to the risks associated with development stage companies.
          At March 31, 2009, the Company had not yet commenced any operations. All activity through March 31, 2009 relates to the Company’s formation, initial public offering (the “Public Offering”) and proposed business combination as described in Notes 3 and 9, respectively.
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
     The Company’s assets carried at fair value on a recurring basis are its investments in money market securities within investments held in trust at broker on the statements of financial condition. The securities have been classified within level 1, as their valuation is based on quoted prices for identical assets in active markets.
     The estimated fair value at March 31, 2009 including accrued interest is as follows:

				Balance as
				of
				March 31,
	Level 1	Level 2	Level 3	2009
Investments	$401,901,589	$—	$—	$401,901,589

Total investments	$401,901,589	$—	$—	$401,901,589

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
     Transaction Costs
     Effective January 1, 2009, the Company adopted FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, the Company recognizes as expense the direct costs of a business combination in the period in which the expense is incurred. The Company has expensed transaction costs incurred prior to January 1, 2009 in accordance with the transitional guidance under SFAS 141R, which allows transaction costs to be expensed for an acquisition that will not close until after the effective date of SFAS 141R.
     Business Combinations
     In April 2008, FASB Staff Position No. FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) was issued. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will assess the potential effect of FSP FAS 142-3, if applicable, once the Company enters into a business combination.
Note 3 —Public Offering
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
     Total underwriting fees, including contingent fees, related to the Public Offering aggregate to $23,251,500. The Company paid $6,900,000 upon closing of the Public Offering, $11,288,137 is payable only upon the consummation of a Business Combination, and $5,063,363 is payable only upon the consummation of a Business Combination less any pro-rata reductions resulting from the exercise of the stockholder conversion rights. Specifically, Banc of America Securities LLC and other underwriters have agreed that approximately 70% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. The deferred underwriting commission paid will be less pro-rata reductions resulting from the exercise of the stockholder conversion rights as described in the Proxy Statement. Accordingly, on the statement of financial condition, the $11,288,137 liability for deferred underwriting commission excludes $5,063,363, which is included net in common stock subject to possible conversion.
     On March 31, 2009, $401,901,589 was held in trust, of which the Company had the right to withdraw $1,901,589 to fund working capital needs and the payment of income and franchise taxes. The Company also had $2,249 of unrestricted cash available.
Note 4 — Related Party Transactions and Commitments
     The Company presently occupies office space provided by the Founder. The Founder has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Founder a total of $10,000 per month for such services commencing on the effective date of the Public Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. The Company paid a total of $30,000 with respect to this commitment for the period ended March 31, 2009.
     From time to time, the Founder funds administrative expenses, such as travel expenses, meals and entertainment and office supplies, incurred in the ordinary course of business. Such expenses are to be reimbursed by the Company to the Founder. As of December 31, 2008, the Founder has funded a total of $7,857 of administrative expenses, all of which were repaid during the period ended March 31, 2009.
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

Note 5 — Income Taxes
     The components of the provision for income taxes for the three months ended March 31, 2009 and 2008 are set forth below:

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(unaudited)

Current taxes:
U.S. federal	$148,105	$353,586
State and local	87,432	202,771

Total current tax expense	235,537	556,357
Deferred taxes:
U.S. federal	(131,030)	(34,285)
State and local	(77,352)	(14,310)
Valuation allowance	—	48,595

Total deferred tax expense	(208,382)	—

Total provision for income taxes	$27,155	$556,357

     Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.
     The Company has a deferred income tax asset for the tax effect of temporary differences of $1,376,614 at March 31, 2009. The Company has not provided a valuation allowance, since it expects the benefit to be fully recoverable.
     The effective tax rate of 45% differs from the statutory U.S. federal income tax rate of 34% due to the provision for state and local taxes.
     For the quarters ended March 31, 2009 and 2008, the Company performed a tax analysis in accordance with FIN 48. Based upon that analysis the Company was not required to accrue any liabilities pursuant to FIN 48.
Note 6 — Earnings per Share
     The computations of basic and diluted EPS are set forth below:

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(unaudited)
Numerator for basic and diluted earnings per share — net income available to common stockholders	$33,146	$544,392

Denominator for basic and diluted earnings per share — weighted average number of common shares	48,500,000	27,485,989
Earnings per common share — basic and diluted	$0.00	$0.02

Note 7 — Transaction Costs
     For the three months ended March 31, 2009, the Company incurred transaction costs relating to the proposed business combination (as disclosed in Note 9) in the amount of $139,691. Such transaction costs were expensed as professional fees, as permitted under SFAS 141R, since the proposed business combination will close after January 1, 2009, the effective date of SFAS 141R. No transaction costs were incurred for the three months ended March 31, 2008.
Note 8 — Market/Credit Risks
     The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. The Company does not believe the investments held in trust at broker are subject to significant credit risk as the portfolio is invested in money market securities, which meet the applicable conditions of 2a-7 of the Investment Company Act of 1940. The Company has not experienced any losses on this account.
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
Note 9 — Proposed Business Combination
     On September 22, 2008, the Company announced that it had entered into an agreement (the “Transaction Agreement”) to acquire Iridium Holdings LLC (“Iridium Holdings”), a leading provider of voice and data mobile satellite services (the “Proposed Business Combination”). On April 28, 2009, the Company and Iridium Holdings announced the signing of an amendment to the Transaction Agreement. Under the terms of the amendment, the aggregate consideration payable by the Company to Iridium Holdings’ existing shareholders will be reduced by 15%. The amended agreement, unanimously approved by the Board of Directors of the Company and Iridium Holdings, as well as Iridium Holdings’ major shareholders, values Iridium Holdings at an enterprise value of approximately $517.3 million. The Company will acquire Iridium Holdings in exchange for 29,400,000 shares of its common stock (36,000,000 shares under the original Transaction Agreement), $77.1 million of cash, subject to adjustment, and assume approximately $145.8 million of net debt of Iridium Holdings ($130.8 million of net debt under the original agreement). In addition, 90 days following the closing of the Proposed Business Combination, if Iridium Holdings has in effect a valid election under Section 754 of the Internal Revenue Code of 1986, as amended, the Company will make a tax benefits payment of $25.5 million in aggregate to certain sellers to compensate for the tax basis step-up (up to $30.0 million under the original agreement). Upon the closing of the Proposed Business Combination, Iridium Holdings will become a subsidiary of the Company and the combined enterprise will be renamed “Iridium Communications Inc.” and intends to apply for listing on NYSE.

     The closing of the Proposed Business Combination is subject to customary closing conditions including the expiration or termination of waiting periods under the Hart-Scott-Rodino Act, Federal Communications Commission approval, other regulatory approvals and the approval of the Company’s stockholders, including a majority of the shares of the Company’s common stock issued in its Public Offering. The Company was granted early termination of the Hart-Scott-Rodino Act in October 2008. In addition, the closing of the Proposed Business Combination is conditioned on the requirement that stockholders owning not more than 11,999,999 shares of the Company’s common stock (such number representing 30 percent minus one share of the 40,000,000 shares of issued in its Public Offering) vote against the Proposed Business Combination and validly exercise their conversion rights to have their shares converted into cash, as permitted by the Company’s certificate of incorporation. The Company’s Initial Stockholders have agreed to vote the 8,500,000 shares they already own, which were issued to them prior to the Company’s Public Offering, in accordance with the vote of the holders of a majority of the shares issued in the Public Offering. The Proposed Business Combination is expected to occur during the summer of 2009.
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
     Effective upon completion of the Proposed Business Combination, the Founder has agreed to forfeit the following securities of the Company which it currently owns: (1) 1,441,176 common shares; (2) 8,369,563 founder warrants; and (3) 4,000,000 private placement warrants. These forfeitures will reduce the Company’s shares and warrants outstanding immediately post-closing.
Note 10 — Subsequent Event
     On April 13, 2009, the Company withdrew $800,000 from the trust account; $650,000 of which was used for working capital purposes and $150,000 of which was used for the payment of federal, state and local income taxes and franchise taxes. On May 6, 2009, the Company withdrew another $170,000 from the trust account for working capital purposes. As of May 8, 2009, after giving effect to the Company’s withdrawal of interest on the funds held in the trust account, approximately $401,051,908 was held in the trust and the Company had approximately $30,795 of unrestricted cash equivalents available.

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
          We generated gross proceeds of $408.0 million from our initial public offering and the concurrent private placement of warrants. Of the gross proceeds, (i) we deposited $400.0 million into a trust account being maintained by American Stock Transfer & Trust Company, as trustee (which included approximately $16.4 million of deferred underwriting discounts and commissions), (ii) the underwriters received $6.9 million as underwriting fees (excluding the deferred underwriting fees), (iii) we retained $0.9 million to pay offering expenses and (iv) we also retained $0.2 million to fund expenses relating to our initial public offering and to fund a portion of our working capital. Up to $5.0 million of the interest earned on the trust account may be released to us to fund our working capital requirements; through March 31, 2009, approximately $1.5 million of such interest had been released to us for working capital. We are entitled to make additional withdrawals from earnings to the extent necessary for the payment of federal, state and local income taxes resulting on income earned on the trust account and for the payment of franchise taxes.
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
          On April 28, 2009, the Company and Iridium Holdings announced the signing of an amendment to the Transaction Agreement. Under the terms of the amendment, the aggregate consideration payable by the Company to Iridium Holdings’ existing shareholders will be reduced by 15%. The amended agreement, unanimously approved by the Board of Directors of the Company and Iridium Holdings, as well as Iridium Holdings’ major shareholders, values Iridium Holdings at an enterprise value of approximately $517.3 million. The Company will acquire Iridium Holdings in exchange for 29,400,000 shares of its common stock (36,000,000 shares under the original Transaction Agreement), $77.1 million of cash, subject to adjustment and assume approximately $145.8 million of net debt of Iridium Holdings ($130.8 million of net debt under the original agreement). In addition, 90 days following the closing of the acquisition, if Iridium Holdings has in effect a valid election under Section 754 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to the taxable year in which the closing of the acquisition occurs, we will make a tax benefit payment of $25.5 million (up to $30.0 million under the original agreement) in aggregate to certain sellers to compensate them for the tax basis step-up. Following the acquisition, we will rename ourselves “Iridium Communications Inc.”
          Effective upon completion of the Proposed Business Combination, the Founder has agreed to forfeit the following securities of the Company which it currently owns: (1) 1,441,176 common shares; (2) 8,369,563 founder warrants; and (3) 4,000,000 private placement warrants. These forfeitures will reduce the Company’s shares and warrants outstanding immediately post-closing.
          The closing of the transaction is subject to customary closing conditions including the expiration or termination of waiting periods under the Hart-Scott-Rodino Act, Federal Communications Commission approval, other regulatory approvals and the approval by our stockholders as set forth in the next section (“Opportunity for Stockholder Approval of Business Combination”). The waiting period under the Hart-Scott-Rodino Act was terminated on October 8, 2008. The transaction is expected to occur during the summer of 2009.
          We have filed with the Securities Exchange Commission (“SEC”) a proxy statement which contains additional information about the proposed initial business combination. A copy of the proxy statement is available at the SEC’s web site at http://www.sec.gov.
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
          We are permitted to release from the trust account (i) interest income to pay income taxes on interest income earned on the trust account balance as well as to pay franchise taxes and (ii) interest income earned up to $5.0 million to fund our working capital requirements. From our initial public offering through March 31, 2009 we earned approximately $6.1 million of interest income from the trust account of which we have withdrawn approximately $1.5 million for working capital purposes related to an initial business combination and approximately $2.8 million for the payment of federal, state and local income taxes as well as franchise taxes.
          At March 31, 2009, approximately $401.9 million was held in trust, of which we had the right to withdraw approximately $1.9 million to fund working capital needs relating to an initial business combination and/or withdraw as needed for the payment of federal, state and local income taxes and franchise taxes. From March 31, 2009 through May 8, 2009 we withdrew approximately $1.0 million from the trust; $0.8 million of which was used for additional working capital purposes and approximately $0.2 million for the payment of federal, state and local income taxes and franchise taxes.
          Although we have remaining authority to withdraw approximately $2.7 million of future earnings from the trust account for working capital purposes and to consummate the purchase of our initial business we do not expect that our earnings on the trust account will be sufficient enough to enable us to withdraw this amount. As of May 8, 2009 we have approximately $1.1 million of interest income available to fund our working capital needs and income tax obligations. We are currently earning approximately $120,000 per month from the trust account.
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
          Under the terms of the transaction agreement, we agreed to pay for the purchase of 100% of Iridium Holdings’ equity, $77.1 million in cash, subject to certain adjustments, issue to the sellers 29,400,000 shares of our common stock and assume approximately $145.8 million of net debt of Iridium Holdings. Upon completion of the acquisition of Iridium Holdings, any funds remaining in the trust account after payment of amounts, if any, to our stockholders exercising their conversion rights or tendering their shares, will be used for the prepayment of all or a portion of Iridium Holdings’ debt, payment of transaction expenses and to fund Iridium Holdings’ working capital after the closing of the acquisition.

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
Market Risk
          The approximately $401.9 million in the trust account as of March 31, 2009 is invested in money market securities (as defined in Section 2(a)(16) of the Investment Company Act of 1940) or in assets which all meet the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 with financial institutions with high credit ratings. However, in light of the overall instability of the markets, we can not assure you that the funds in the trust account are not subject to market risk.
Critical Accounting Policies
          We have identified the following as our critical accounting policies:
          Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.
          Fair Value of Financial Instruments — Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplished the following key objectives:

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
          Income Taxes —The Company accounts for taxes in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company also complies with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.

          Transaction Costs — Effective January 1, 2009, the Company adopted FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, the Company recognizes as expense the direct costs of a business combination in the period in which the expense is incurred. The Company has expensed transaction costs incurred prior to January 1, 2009 in accordance with the transitional guidance under SFAS 141R, which allows transaction costs to be expensed for an acquisition that will not close until after the effective date of SFAS 141R.
          Business Combinations — In April 2008, FASB Staff Position No. FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) was issued. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will assess the potential effect of FSP FAS 142-3, if applicable, once the Company enters into a business combination.
Off-Balance Sheet Arrangements
          We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” above for a discussion of market risks.
Item 4. Controls and Procedures
          Under the supervision and with the participation of the Company’s management, including our Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
          No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
          None.
Item 1A. Risk Factors
          There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. Investors should consider the risks disclosed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit
Number	Description
1.1*	Form of Underwriting Agreement

2.1**	Transaction Agreement, dated September 22, 2008

2.2**	Side Letter, dated September 22, 2008

2.3****	Amendment to Transaction Agreement, dated April 28, 2009

2.4****	Letter Agreement, dated April 28, 2009

3.2*	Form of Amended and Restated Bylaws

3.3*	Form of Amended and Restated Certificate of Incorporation

4.1*	Specimen Unit Certificate

4.2*	Specimen Common Stock Certificate

4.3***	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company

4.4*	Specimen Warrant Certificate

5.1*	Opinion of Davis Polk & Wardwell

10.1*	Form of Letter Agreement among the Registrant and Greenhill & Co., Inc.

10.2*	Form of Letter Agreement between the Registrant and each of the directors and officers of the Registrant

10.3*	Founder’s Securities Purchase Agreement, dated as of November 12, 2007, between the Registrant and Greenhill & Co., Inc.

10.4*	Form of Registration Rights Agreement between the Registrant, certain members of management of Greenhill & Co., Inc. and Greenhill & Co., Inc.

10.5*	Form of Indemnity Agreement between the Registrant and each of its directors and officers

10.6***	Investment Management Trust Agreement by and between the Registrant and American Stock Transfer & Trust Company

10.7*	Securities Purchase Agreement, dated as of February 4, 2008, between Greenhill & Co., Inc. and Messrs. Canfield, Clarke and Rush

10.8*	Promissory Note issued by Registrant on November 19, 2007

10.9*	Form of Non-Compete Agreement between the Registrant, its executive officers and Greenhill & Co., Inc.

10.10*	Administrative Services Letter Agreement, dated November 27, 2007 between the Registrant and Greenhill & Co., Inc.

10.11*	Unit Cancellation Agreement and Amendment to Founder’s Securities Purchase Agreement, dated as of January 10, 2008, between the Registrant and Greenhill & Co., Inc.

14*	Form of Code of Conduct and Ethics

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), which was declared effective on February 14, 2008.

**	Incorporated by reference to Exhibits 1.01 and 1.02 of the Registrant’s current report on Form 8-K filed on September 25, 2008.

***	Incorporated by reference to the Registrant’s current report on Form 8-K filed on February 26, 2008.

****	Incorporated by reference to the Registrant’s current report on Form 8-K filed on April 28, 2009.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2009

GHL ACQUISITION CORP.

By:	/s/ Scott L. Bok Name: Scott L. Bok
Title: Chairman and Chief Executive Officer

By:	/s/ Harold J. Rodriguez, Jr. Name: Harold J. Rodriguez, Jr.
Title: Chief Financial Officer

S-1