Form 10-K/A
period 2008-12-31
GHL Acquisition Corp.
filed 2009-06-18
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to           .
Commission file number 001-33963

GHL ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	26-1344998
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

300 Park Avenue, 23rd Floor
New York, New York	10022
(Address of Principal Executive Offices)	(ZIP Code)
Registrant’s telephone number, including area code: (212) 389-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of Common Stock, $0.001 par value, and one Warrant	NYSE Amex
Common Stock	NYSE Amex
Warrants	NYSE Amex
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
Signatures
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
          This amendment on Form 10-K/A (the “Amendment”) amends our annual report for the fiscal year ended December 31, 2008 originally filed with the Securities and Exchange Commission (“SEC”) on March 27, 2009 (the “Original Report”). We are filing this amendment in response to a comment letter from the SEC to file revised certifications that appear as Exhibits 31.1 and 31.2 under Item 15. Exhibits and Financial Statement Schedules.
          As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are also filing new certifications by the Company’s Principal Executive Officer and Principal Financial Officer as exhibits to this Form 10-K/A under Item 15. Exhibits and Financial Statement Schedules. No other information in the Original Report, other than the filing of revised certifications, is amended hereby. Except for the foregoing, the Amendment speaks as of the filing date of the Original Report and does not update or discuss any other Company developments after the date of the Original Report.
          The only changes to the text from the Form 10-K are as follows:
Part IV
Item 15. Exhibits and Financial Statement Schedules
•	Revised certifications of our Chief Executive Officer and our Chief Financial Officer (Exhibits 31.1 and 31.2)

•	Certifications of our Chief Executive Officer and our Chief Financial Officer (Exhibits 32.1 and 32.2)

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 18, 2009

GHL ACQUISITION CORP.

By:	/s/ Scott L. Bok Scott L. Bok
Chief Executive Officer

By:	/s/ Harold J. Rodriguez, Jr. Harold J. Rodriguez, Jr.
Chief Financial Officer