Form 10-Q/A
period 2009-03-31
GHL Acquisition Corp.
filed 2009-06-18
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No☐
     As of May 8, 2009, there were 48,500,000 shares of the registrant’s common stock outstanding.

Part II
Item 6. Exhibits
Signatures
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
     This amendment on Form 10-Q/A (the “Amendment”) amends our quarterly report for the quarterly period ended March 31, 2009 originally filed with the Securities and Exchange Commission (“SEC”) on May 14, 2009 (the “Original Report”). We are filing this amendment in response to a comment letter from the SEC to file revised certifications that appear as Exhibits 31.1 and 31.2 under Item 6. Exhibits.
     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are also filing new certifications by the Company’s Principal Executive Officer and Principal Financial Officer as exhibits to this Form 10-Q/A under Item 6. Exhibits. No other information in the Original Report, other than the filing of revised certifications, is amended hereby. Except for the foregoing, the Amendment speaks as of the filing date of the Original Report and does not update or discuss any other Company developments after the date of the Original Report.
     The only changes to the text from the Form 10-Q are as follows:
Part II
Item 6. Exhibits
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