Form 10-Q
period 2009-06-30
GHL Acquisition Corp.
filed 2009-08-06
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     As of August 6, 2009, there were 48,500,000 shares of the registrant’s common stock outstanding.

Item		Page
No.
Part I. Financial Information		1

1.	Financial Statements	1

	Statements of Financial Condition as of June 30, 2009 (unaudited) and December 31, 2008	1

	Unaudited Statements of Income (Operations) for the three and six months ended June 30, 2009 and 2008, and for the Period from November 2, 2007 (Inception) to June 30, 2009	2

	Unaudited Statement of Changes in Stockholders’ Equity for the Period from November 2, 2007 (Inception) to June 30, 2009	3

	Unaudited Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the Period from November 2, 2007 (Inception) to June 30, 2009	4

	Notes to Unaudited Financial Statements	5

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3.	Quantitative and Qualitative Disclosures About Market Risk	22

4.	Controls and Procedures	22

Part II. Other Information

1.	Legal Proceedings	23

1A.	Risk Factors	23

2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

3.	Defaults Upon Senior Securities	23

4.	Submission of Matters to a Vote of Security Holders	23

5.	Other Information	23

6.	Exhibits	24

Signatures		26
EX-31.1
EX-31.2
EX-32.1
EX-32.2
 i

Part I. Financial Information

Item 1.	Financial Statements
GHL Acquisition Corp.
(A Corporation in the Development Stage)
Statements of Financial Condition

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$118,070	$129,140
Prepaid expenses	58,333	11,667
Income tax receivable	—	2,667

Total current assets	176,403	143,474
Deferred tax asset	1,524,517	1,168,232
Investments held in trust at broker, including accrued interest of $77,930 and $110,490 at June 30, 2009 and December 31, 2008, respectively	400,929,724	401,838,554

Total assets	$402,630,644	$403,150,260

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$1,047,735	$1,610,848
Income tax payable	27,006	—

Total current liabilities	1,074,741	1,610,848
Warrants subject to proposed business combination	1,827,750	—
Deferred underwriter commissions	3,112,387	11,288,137

Total liabilities	6,014,878	12,898,985
Common stock subject to possible conversion (11,999,999 shares, at conversion value)	119,987,999	119,987,999
Preferred stock, $0.0001 par value
Authorized 1,000,000 shares
None issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value
Authorized 200,000,000 shares
Issued and outstanding 48,500,000 shares (including 11,999,999 shares of common stock subject to possible conversion presented above) at June 30, 2009 and December 31, 2008, respectively	48,500	48,500
Additional paid-in capital	274,910,770	268,562,770
Retained earnings accumulated during the development stage	1,668,497	1,652,006

Total stockholders’ equity	276,627,767	270,263,276

Total liabilities and stockholders’ equity	$402,630,644	$403,150,260

See notes to the financial statements (unaudited).

GHL Acquisition Corp.
(A Corporation in the Development Stage)
Statements of Income (Operations)

(unaudited)

					For the
					Period from
			Three		November 2,
	Three Months	Six Months	Months	Six Months	2007
	ended	ended	ended	ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2009	2008	2008	2009
Professional fees	$265,374	$518,418	$70,192	$75,264	$2,832,567
Other operating expenses	63,060	272,749	11,538	118,733	554,597

Total expenses	328,434	791,167	81,730	193,997	3,387,164
Other income — interest	298,135	821,169	1,780,206	2,993,222	6,425,723

Income (loss) before provision (benefit) for taxes	(30,299)	30,002	1,698,476	2,799,225	3,038,559
Income tax provision (benefit)	(13,644)	13,511	791,572	1,347,929	1,370,062

Net income (loss)	$(16,655)	$16,491	$906,904	$1,451,296	$1,668,497

Weighted average shares outstanding — basic and diluted	48,500,000	48,500,000	48,500,000	37,978,984
Earnings (loss) per common share — basic and diluted	$(0.00)	$0.00	$0.02	$0.04
See notes to the financial statements (unaudited).

GHL Acquisition Corp.
(A Corporation in the Development Stage)
Statements of Changes in Stockholders’ Equity (unaudited)

For the Period from November 2, 2007 (Inception) to June 30, 2009

				Retained
				Earnings
				(Deficit)
				Accumulated
				during the	Total
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Balance at November 2, 2007 (Inception)	—	$—	$—	$—	$—
Issuance of units to Founder on November 13, 2007 at approximately $0.002 per unit	11,500,000	11,500	13,500	—	25,000
Net loss	—	—	—	(3,812)	(3,812)

Balance at December 31, 2007	11,500,000	11,500	13,500	(3,812)	21,188
Sale of 40,000,000 units through public offering at $10.00 per unit, net of underwriter’s commissions and offering expenses and excluding $119,987,999 of proceeds allocable to 11,999,999 shares of common stock subject to possible conversion	40,000,000	40,000	260,546,270	—	260,586,270
Sale of private placement warrants	—	—	8,000,000	—	8,000,000
Forfeiture of 1,725,000 units by Founder on January 10, 2008	(1,725,000)	(1,725)	1,725	—	—
Forfeiture of 1,275,000 units by Founder on March 27, 2008	(1,275,000)	(1,275)	1,275	—	—
Net income	—	—	—	1,655,818	1,655,818

Balance at December 31, 2008	48,500,000	48,500	268,562,770	1,652,006	270,263,276
Waiver of a portion of deferred underwriter’s commissions	—	—	8,175,750	—	8,175,750
Deferred purchase of warrants subject to proposed business combination	—	—	(1,827,750)	—	(1,827,750)
Net income	—	—	—	16,491	16,491

Balance at June 30, 2009	48,500,000	$48,500	$274,910,770	$1,668,497	$276,627,767

See notes to the financial statements (unaudited).

GHL Acquisition Corp.
(A Corporation in the Development Stage)
Statements of Cash Flows

(unaudited)

			For the Period
			from November
	Six Months	Six Months	2, 2007
	ended	ended	(Inception)
	June 30,	June 30,	to
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net income	$16,491	$1,451,296	$1,668,497
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash items included in net income:
Deferred taxes	(356,285)	—	(1,524,517)
Changes in operating assets and liabilities:
Interest income receivable	(77,930)	(684,614)	(188,420)
Prepaid expenses	(46,666)	(81,667)	(58,333)
Accrued expenses and accounts payable	(563,113)	63,726	1,047,735
Accrued interest expense	—	3,306	5,844
Due to related party	—	36,334	—
Income tax payable	27,006	81,929	27,006
Income tax receivable	2,667	—	—

Net cash (used in) provided by operating activities	(997,830)	870,310	977,812

Cash flows from investing activities:
Proceeds invested in Trust Account	—	(400,000,000)	(400,000,000)
Contributions of earnings from Trust Account	(743,240)	(2,308,608)	(6,237,304)
Distributions of earnings from Trust Account	1,730,000	1,466,000	5,496,000

Net cash provided by (used in) investing activities	986,760	(400,842,608)	(400,741,304)

Cash flows from financing activities:
Proceeds from public offering	—	400,000,000	400,000,000
Proceeds from issuance of private placement warrants	—	8,000,000	8,000,000
Payment of underwriting fee	—	(6,900,000)	(6,900,000)
Payment of costs associated with offering	—	(1,019,273)	(1,146,972)
Proceeds from note payable to related party	—	—	250,000
Deferred offering costs	—	—	(90,622)
Payment of note payable to related party	—	(255,844)	(255,844)
Proceeds from sale of Founder units	—	—	25,000

Net cash provided by financing activities	—	399,824,883	399,881,562

Net (decrease) increase in cash	(11,070)	(147,415)	118,070

Cash and cash equivalents, at beginning of period	129,140	184,378	—

Cash and cash equivalents, at end of period	$118,070	$36,963	$118,070

Supplemental disclosure:
Interest paid	$—	$5,844	$5,844
Taxes paid	$340,122	$1,266,394	$2,867,122

Supplemental disclosure of non-cash financing activities:
Warrants subject to proposed business combination	$1,827,750	$—	$1,827,750
Accrued deferred underwriter commissions (net of waiver of deferred underwriter’s commissions of $8,175,750 in June 2009)	$3,112,387	$11,288,137	$3,112,387
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
          At June 30, 2009, the Company had not yet commenced any operations. All activity through June 30, 2009 relates to the Company’s formation, initial public offering (the “Public Offering”) and proposed business combination as described in “Note 3 – Public Offering” and “Note 8 – Proposed Business Combination”.
          The registration statement for the Public Offering was declared effective February 14, 2008. The Company consummated the Public Offering on February 21, 2008 and received gross proceeds of $408,000,000, consisting of $400,000,000 from the Public Offering and $8,000,000 from the sale of the private placement warrants to the Company’s founder, Greenhill & Co., Inc. (the “Founder”). Upon the closing of the Public Offering, the Company paid $6,900,000 of underwriting fees to a third party and placed $400,000,000 of the total proceeds into a trust account (“Trust Account”). The remaining proceeds of $1,100,000 were used to pay a portion of the offering costs.
          The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. Up to $5,000,000 of interest, subject to adjustment, earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional interest earnings may be released to fund income tax obligations. As used herein, “Target Business” shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (which includes all of the Company’s assets, including the funds held in the Trust Account, less the Company’s liabilities (excluding deferred underwriting discounts and commissions of $3,112,387)). There is no assurance that the Company will be able to successfully effect a Business Combination.
          The Company, after signing a definitive agreement for a Business Combination, is required to submit such transaction for stockholder approval. In the event that (i) a majority of the outstanding shares of common stock sold in the Public Offering that vote in connection with a Business Combination vote against the Business Combination or a majority of the outstanding shares of common stock vote against the proposal to amend the Company’s amended and restated certificate of incorporation to provide for its perpetual existence or (ii) public stockholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. The Company’s stockholders prior to the Public Offering (“Insiders”) agreed to vote their 8,500,000 Founder’s shares of common stock in accordance with the vote of the majority of the shares voted by all the holders of the shares sold in the Public Offering (“Public Stockholders”) with respect to any Business Combination and related amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence. Moreover, the Company’s stockholders prior to the Public Offering and the Company’s officers and directors agreed to vote any shares of common stock acquired in, or after, the Public Offering in favor of the Business Combination and related amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence. After consummation of a Business Combination, these voting provisions will no longer be applicable.
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
          The Company’s amended and restated certificate of incorporation provides that the Company will continue in existence only until February 14, 2010. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will liquidate. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Public Offering price per share in the Public Offering (assuming no value is attributed to the Warrants contained in the units to be offered in the Public Offering discussed in “Note 3 – Public Offering”).
Note 2 — Summary of Significant Accounting Policies
     Cash and cash equivalents
          The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The entire cash and cash equivalents balances at June 30, 2009 as well as December 31, 2008 consisted of cash held in checking accounts at financial institutions.

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
     The Company’s assets carried at fair value on a recurring basis are its investments held in trust at broker reported on the statements of financial condition. The securities have been classified within level 1, as their valuation is based on quoted prices for identical assets in active markets.
     The estimated fair value at June 30, 2009 including accrued interest is as follows:

				Balance as
				of
				June 30,
	Level 1	Level 2	Level 3	2009
Investments	$400,929,724	$—	$—	$400,929,724

Total investments	$400,929,724	$—	$—	$400,929,724

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
     Accounting Developments
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
     In May 2009, FASB Statement No. 165, “Subsequent Events” (“SFAS 165”) was issued. SFAS 165 provides clarifying guidance for the reporting of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 also requires subsequent events to be categorized as either recognized or non-recognized subsequent events, as well as the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The effective date for SFAS 165 is for interim or annual periods ending after June 15, 2009 and should be applied prospectively. The Company adopted SFAS 165 for the quarter ended June 30, 2009. See “Note 9 – Subsequent Events” for required disclosure.

Note 3 —Public Offering
     The Company sold in its Public Offering 40,000,000 units at a price of $10.00 per unit. Each unit (a “Unit”) consists of one share of the Company’s common stock (“Common Stock”), $0.001 par value, and one Redeemable Common Stock Purchase Warrant (a “Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $7.00 commencing on the later of the completion of a Business Combination or 12 months from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering or earlier upon redemption or liquidation of the Trust Account. The Company may redeem all of the Warrants, at a price of $0.01 per Warrant upon 30 days’ prior notice while the Warrants are exercisable, and there is an effective registration statement covering the common stock issuable upon exercise of the Warrants current and available, only if the last sales price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. The Company will not redeem the Warrants unless an effective registration statement covering the shares of Common Stock issuable upon exercise of the Warrants is current and available throughout the 30-day redemption period. If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to adopt a plan of recapitalization pursuant to which all holders that wish to exercise Warrants would be required to do so on a “cashless basis”. In such event, each exercising holder would surrender the Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (i) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (ii) the fair market value. The “fair market value” means the average reported last sales price of the Company’s Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants. In accordance with the Warrant Agreement relating to the Warrants sold and issued in the Public Offering, the Company will only be required to use its best efforts to maintain the effectiveness of the registration statement covering the Common Stock issuable upon exercise of the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, if a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed. The number of Warrant shares issuable upon the exercise of each Warrant is subject to adjustment from time to time upon the occurrence of the events enumerated in the Warrant Agreement.
     The Warrants, except for those owned by Banc of America Securities LLC (and its affiliates), are classified within stockholders’ equity since, under the terms of the Warrants, the Company cannot be required to settle or redeem them for cash. The Warrants owned by Banc of America Securities LLC (and its affiliates), subject to an agreement dated June 2, 2009 for the sale of 3,655,500 Warrants (for $1,827,750 in cash) to the Company upon completion of the Proposed Business Combination, have been reclassified as a liability due to the contractual settlement provisions. See Note 9 – “Subsequent Events” for information on the July 2009 agreements relating to the repurchase and restructuring of the Warrants upon completion of the Proposed Business Combination.
     Total underwriting fees, including contingent fees, related to the Public Offering aggregate to $15,075,750, net of $8,175,750 of deferred underwriting commissions which was waived by Banc of America Securities LLC pursuant to an agreement dated June 2, 2009. The Company paid $6,900,000 upon closing of the Public Offering; $3,112,387 is payable only upon the consummation of a Business Combination; and $5,063,363 is payable only upon the consummation of a Business Combination less any pro-rata reductions resulting from the exercise of the stockholder conversion rights. Specifically, at the time of the Public Offering, Banc of America Securities LLC and other underwriters agreed that approximately 70% of the underwriting discounts will not be payable unless and until the Company completes a Business

Combination and have waived their right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. The deferred underwriting commission paid will be less pro-rata reductions resulting from the exercise of the stockholder conversion rights as described in the Proxy Statement. Accordingly, on the statement of financial condition, the $3,112,387 liability for deferred underwriting commission excludes $5,063,363, which is included net in common stock subject to possible conversion.
     On June 30, 2009, $400,929,724 was held in trust, of which the Company had the right to withdraw $929,724 to fund working capital needs and the payment of income and franchise taxes. The Company also had $118,070 of unrestricted cash available.
Note 4 — Related Party Transactions and Commitments
     The Company presently occupies office space provided by the Founder. The Founder has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Founder a total of $10,000 per month for such services commencing on the effective date of the Public Offering and will terminate upon the earlier of (i) the consummation of a Business Combination, or (ii) the liquidation of the Company. The Company paid a total of $60,000 with respect to this commitment for the six months ended June 30, 2009 and $45,172 for the period ended June 30, 2008.
     From time to time, the Founder funds administrative expenses, such as travel expenses, meals and entertainment and office supplies, incurred in the ordinary course of business. Such expenses are to be reimbursed by the Company to the Founder. During the six months ended June 30, 2009, the Founder has funded a total of $13,336 of administrative expenses, all of which were repaid during 2009. During the period ended June 30, 2008, the Founder funded a total of $6,334 administrative expenses, all of which were repaid during the quarter ended September 30, 2008.
     On November 13, 2007 the Company issued to the Founder 11,500,000 Units for $25,000 (the “Founder’s Units”). On January 10, 2008, the Company cancelled 1,725,000 Founder’s Units, including the Common Stock included therein, which were surrendered in a recapitalization. On March 27, 2008, following the expiration of the over-allotment option of Banc of America Securities LLC and the other underwriters 1,275,000 Founder’s Units, including the Common Stock included therein, were forfeited pursuant to the terms of the applicable purchase agreement. At June 30, 2009 there were 8,500,000 Founder’s Units outstanding.
     On February 1, 2008, the Founder transferred, at cost, an aggregate of 150,000 of the Founder’s Units to certain of the Company’s directors (together with the Founder, the “Initial Stockholders”). In conjunction with the expiration of the over-allotment option of Banc of America Securities LLC the Company’s directors forfeited 19,563 Founder’s Units. These transferred Units have the same terms and are subject to the same restrictions on transfers as the Founder’s Units. The restrictions on transfer on these Units will lapse 180 days after the consummation of a Business Combination by the Company (if any) (considered a performance condition). In accordance with the Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share Based Payments”, the restrictions are not being taken into account for purposes of determining the value of the transferred Units and the Company will record a compensation charge and a related capital contribution (at the time a Business Combination is consummated) for the difference between the consideration received by the Founder in the transfer and the price of $10.00 per Unit paid by the Public Stockholders which acquired Units in our Public Offering.

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
     In October 2008, a subsidiary of the Founder, invested $22,900,000 in Iridium Holdings in the form of a convertible subordinated note (the “Iridium 5% Convertible Note”), which is unsecured, accrues interest at the rate of 5% per annum starting six months after the issuance date and matures on October 24, 2015. The Iridium 5% Convertible Note is convertible, at the holder’s option, into Iridium Class A units (which are convertible into 1,946,500 shares of the Company’s common stock upon the later of (i) October 24, 2009 and (ii) the earlier of the closing of the Proposed Business Combination or the termination of the Transaction Agreement (as defined below)), subject to certain conditions.
     As of June 30, 2009, the Founder owns approximately 17.3% of the Company’s issued and outstanding Common Stock and collectively, the Initial Stockholders own approximately 17.5%. See “Note 8 – Proposed Business Combination” and “Note 9 – Subsequent Events” for further discussion of the effect that the closing of the Proposed Business Combination will have upon the ownership of the Founder.
     On July 29, 2009, the Company entered into agreements with certain warrant holders to repurchase or restructure the warrants held by such warrant holders, including the Founder, Scott L. Bok (Chairman and Chief Executive Officer of the Company) and Robert H. Niehaus (Senior Vice President of the Company). The independent directors of the Board of Directors of the Company approved the transactions with each of the Company and Messrs. Bok and Niehaus. See “Note 9 – Subsequent Events” for more information on the terms of the warrant agreements.

Note 5 — Income Taxes
     The components of the provision for income taxes for the three months ended June 30, 2009 and 2008 are set forth below:

	For the Three	For the Three
	Months	Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(unaudited)
Current taxes:
U.S. federal	$84,421	$493,989
State and local	49,837	297,583

Total current tax expense	134,258	791,572
Deferred taxes:
U.S. federal	(93,000)	(31,674)
State and local U.S. federal	(54,902)	(18,119)
Valuation allowance	—	49,793

Total deferred tax expense	(147,902)	—

Total income tax provision (benefit)	$(13,644)	$791,572

		For the Six
	For the Six Months	Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(unaudited)
Current taxes:
U.S. federal	$232,526	$847,575
State and local	137,270	500,354

Total current tax expense	369,796	1,347,929
Deferred taxes:
U.S. federal	(224,031)	(65,959)
State and local U.S. federal	(132,254)	(32,429)
Valuation allowance	—	98,388

Total deferred tax expense	(356,285)	—

Total income tax provision	$13,511	$1,347,929

     Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.
     The Company has a deferred income tax asset for the tax effect of temporary differences of $1,524,517 at June 30, 2009. The Company has not provided a valuation allowance, since it expects the benefit to be fully recoverable.
     The effective tax rate of 45% differs from the statutory U.S. federal income tax rate of 34% due to the provision for state and local taxes.
     For the periods ended June 30, 2009 and 2008, the Company performed a tax analysis in accordance with FIN 48. Based upon that analysis the Company was not required to accrue any liabilities pursuant to FIN 48.
Note 6 — Earnings per Share
     The computations of basic and diluted EPS are set forth below:

	For the Three	For the Three
	Months	Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(unaudited)

Numerator for basic and diluted earnings (loss) per share — net income available to common stockholders	$(16,655)	$906,904

Denominator for basic and diluted earnings (loss) per share — weighted average number of common shares	48,500,000	48,500,000

Earnings (loss) per common share — basic and diluted	$(0.00)	$0.02

		For the Six
	For the Six Months	Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(unaudited)

Numerator for basic and diluted earnings per share — net income available to common stockholders	$16,491	$1,451,296

Denominator for basic and diluted earnings per share — weighted average number of common shares	48,500,000	37,978,984

Earnings per common share — basic and diluted	$0.00	$0.04

     Warrants issued by the Company in the Public Offering and private placement are contingently exercisable at the later of one year from the date of the offering and the consummation of a business combination, provided, in each case, there is an effective registration statement covering the shares issuable upon exercise of the warrants. Hence, these are excluded from basic and diluted EPS.
Note 7 — Market/Credit Risks
     The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. The Company’s investments in trust are invested in assets, which meet the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. However, in light of the overall instability of the markets, we can not assure you that the funds in the trust account are not subject to market risk. The Company has not experienced any losses on this account.
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
Note 8 — Proposed Business Combination
     On September 22, 2008, the Company announced that it had entered into an agreement (the “Transaction Agreement”) to acquire Iridium Holdings LLC (“Iridium Holdings”), a leading provider of voice and data mobile satellite services (the “Proposed Business Combination”). On April 28, 2009, the Company and Iridium Holdings announced the signing of an amendment to the Transaction Agreement. Under the terms of the amendment, the aggregate consideration payable by the Company to Iridium Holdings’ existing shareholders upon consummation of the Proposed Business Combination will be reduced by 15%. The amended agreement, unanimously approved by the Board of Directors of the Company and Iridium Holdings, as well as Iridium Holdings’ major shareholders, values Iridium Holdings at an enterprise value of approximately $498.3 million as of March 31, 2009. The Company will acquire Iridium Holdings in exchange for 29,443,500 shares of its Common Stock (36,000,000 shares under the original Transaction Agreement), $77.1 million of cash, subject to adjustment, and assume the net debt of Iridium Holdings as of the closing ($126.8 million as of March 31, 2009). In addition, 90 days following the closing of the Proposed Business Combination, if Iridium Holdings has in effect a valid election under Section 754 of the Internal Revenue Code of 1986, as amended, the Company will make a tax benefits payment of $25.5 million in aggregate to certain sellers to compensate for the tax basis step-up (up to $30.0 million under the original agreement). Upon the closing of the Proposed Business Combination, Iridium Holdings will become a subsidiary of the Company and the combined enterprise will be renamed “Iridium Communications Inc.” and intends to apply for listing on the Nasdaq Stock Market, Inc.
     The closing of the Proposed Business Combination is subject to Federal Communications Commission approval and is conditioned on the requirement that stockholders owning not more than 11,999,999 shares of the Company’s Common Stock (such number representing 30 percent minus one share of the 40,000,000 shares of issued in its Public Offering) vote against the Proposed Business Combination and validly exercise their conversion rights to have their shares converted into cash, as permitted by the Company’s certificate of incorporation. The Company’s Initial Stockholders have agreed to vote the 8,500,000 shares they already own, which were issued to them prior to the Company’s Public Offering, in accordance with the vote of the holders of a majority of the shares issued in the Public Offering.
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
     Effective upon completion of the Proposed Business Combination, the Founder has agreed to forfeit the following securities of the Company which it currently owns: (1) 1,441,176 shares of Common Stock; (2) 8,369,563 Founder Warrants; and (3) 4,000,000 Private Placement Warrants. These forfeitures will reduce the Company’s Common Stock and Warrants outstanding immediately post-closing. Separately, effective upon completion of the Proposed Business Combination, Banc of America Securities LLC has agreed to sell to the Company 3,655,500 Warrants for $1,827,750 in cash. In addition, effective upon completion of the Proposed Business Combination, the Founder has agreed to exchange 4,000,000 Private Placement Warrants for restructured Warrants as disclosed in “Note 9 – Subsequent Events”.

Note 9 — Subsequent Events
     On July 10, 2009, the Company withdrew $220,000 from the trust account, all of which was used for working capital purposes. As of August 6, 2009, after giving effect to the Company’s withdrawal of interest on the funds held in the trust account, $400,709,724 was held in the trust and the Company had $45,946 of unrestricted cash equivalents available.
     In July 2009, the Company entered into agreements with certain warrant holders to repurchase or restructure 26,817,833 Warrants (including 4,000,000 Private Placement Warrants), conditioned upon the closing of the Proposed Business Combination. Specifically, the Company agreed to repurchase 12,449,308 Warrants (excluding the 3,655,500 Warrants to be repurchased from Banc of America Securities LLC or its affiliate, as disclosed in “Note 8 – Proposed Business Combination”) for $3,112,327 in cash plus $12,449,308 in value of Common Stock, with the number of shares to be determined based on the offering price per share of Common Stock (subject to a minimum of one-tenth of a common share per Warrant) in a future equity offering which will be conditioned upon the closing of the Proposed Business Combination. Additionally, the Company agreed to restructure 13,968,525 Warrants (including 4,000,000 Private Placement Warrants) to increase the exercise price from $7.00 to 115% of the offering price of the Company’s Common Stock (subject to a maximum exercise price of $11.50) in a future equity offering which will be conditioned upon the closing of the Proposed Business Combination, to extend the expiration date by two years to February 14, 2015, and to increase the price of GHQ common stock at which the Company can redeem the restructured warrants to $18.00. Additionally, the Company’s chairman and chief executive officer and its senior vice president agreed to exchange 400,000 warrants purchased by them in the Company’s initial public offering into the restructured Warrants under the same terms and conditions referred to above.
     The Company has evaluated subsequent events through August 6, 2009, the date as of which the financial statements are being issued.

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
Overview
     We are a blank check company organized under the laws of the State of Delaware on November 2, 2007. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or assets. Prior to executing the transaction agreement with Iridium Holdings LLC (“Iridium Holdings”) as described below in “Proposed Business Combination,” our activities were limited to organization matters, completing our initial public offering and identifying and evaluating possible business combination opportunities.
     On February 21, 2008, we completed our initial public offering of 40,000,000 units at a price of $10.00 per unit, with each unit consisting of one share of common stock and one warrant exercisable for one share of common stock at an initial exercise price of $7.00. On February 21, 2008, we also consummated a private placement of warrants to Greenhill, our founding stockholder, for an aggregate purchase price of $8.0 million. Our common stock and warrants began trading separately on the NYSE Amex (formerly the American Stock Exchange) on March 20, 2008.
     During 2009 we entered into agreements with the holders of a majority of our warrants to repurchase or restructure our warrants effective upon the closing of the Proposed Business Combination. In addition, effective upon the closing of the Proposed Business Combination, Greenhill has agreed to forfeit the following securities of the Company which it currently owns: (1) 1,441,176 common shares; (2) 8,369,563 founder warrants; and (3) 4,000,000 private placement warrants. In addition, effective upon closing of the Proposed Business Combination, Greenhill has agreed to exchange 4,000,000 private placement warrants for restructured warrants. As a result of these agreements we will have outstanding upon the closing of the Proposed Business Combination approximately 13.7 million warrants with an exercise price of $7.00 and approximately 14.4 million warrants with an out-of-the money exercise price, including the private placement warrants of Greenhill. The effect of these agreements is to significantly reduce the number of our fully diluted shares that would have been outstanding following the Proposed Business Combination.
     We generated gross proceeds of $408.0 million from our initial public offering and the concurrent private placement of warrants. Of the gross proceeds, (i) we deposited $400.0 million into a trust account being maintained by American Stock Transfer & Trust Company, as trustee (which included approximately $16.4 million of deferred underwriting discounts and commissions), (ii) the underwriters received $6.9 million as underwriting fees (excluding the deferred underwriting fees), (iii) we retained $0.9 million to pay offering expenses and (iv) we also retained $0.2 million to fund expenses relating to our initial public offering and to fund a portion of our working capital. In June 2009, the underwriter, Banc of America Securities LLC agreed to waive $8,175,750 of their deferred underwriting commissions, which amount will be retained by us upon consummation of a business combination.
     We are permitted to release from the trust account (i) interest income to pay income taxes on interest income earned on the trust account balance as well as to pay franchise taxes and (ii) interest income earned up to $5.0 million to fund our working capital requirements. As of June 30, 2009 we have withdrawn $6.4 million of interest income from the account of which $3.0 million has been used to pay income and franchise taxes and $2.7 million has been used to fund our working capital requirements. At June 30, 2009 $400.9 million was held in trust, of which $0.9 million may be withdrawn to fund our working capital needs and pay income and franchise taxes. Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the balance in the trust account at the time of such business combination (less deferred underwriting discounts and commissions payable upon consummation of a business combination to the underwriters of our initial public offering). In addition, we may only consummate an initial business combination in which we acquire control of the target business or businesses.
Proposed Business Combination
     On September 22, 2008, we entered in a transaction agreement among Iridium Holdings, us and the sellers named therein, pursuant to which we agreed to acquire Iridium Holdings from such sellers on the terms and subject to the conditions set forth therein.
     On April 28, 2009, the Company and Iridium Holdings announced the signing of an amendment to the Transaction Agreement. Under the terms of the amendment, the aggregate consideration payable by the Company to Iridium Holdings’ existing shareholders will be reduced by 15%. The amended agreement, unanimously approved by the Board of Directors of the Company and Iridium Holdings, as well as Iridium Holdings’ major shareholders, values Iridium Holdings at an enterprise value of approximately $498.3 million as of March 31, 2009. The Company will acquire Iridium Holdings in exchange for 29,443,500 shares of its common stock (36,000,000 shares under the original Transaction Agreement), $77.1 million of cash, subject to adjustment, and assume net debt of Iridium Holdings as of the closing ($126.8 million as of March 31, 2009). In addition, 90 days following the closing of the acquisition, if Iridium Holdings has in effect a valid election under Section 754 of the Internal Revenue Code of 1986, as amended (the “Code”) with respect to the taxable year in which the closing of the acquisition occurs, we will make a tax benefit payment of $25.5 million (up to $30.0 million under the original agreement) in aggregate to certain sellers to compensate them for the tax basis step-up. Following the acquisition, we will rename ourselves “Iridium Communications Inc.”
     On June 2, 2009, Banc of America Securities LLC agreed to sell to the Company, immediately after the closing of the transaction, 3,655,500 warrants for $1,827,750 in cash.
     In July 2009, we entered into agreements with certain warrant holders to repurchase or restructure 26,817,833 warrants (including 4,000,000 private placement warrants), conditioned upon the closing of the Proposed Business Combination. Specifically, we agreed to repurchase 12,449,308 warrants (excluding the 3,655,500 warrants to be repurchased from Banc of America Securities LLC or its affiliate) for $3,112,327 in cash plus $12,449,308 in value of our common stock, with the number of shares to be determined based on the offering price per share of our common stock (subject to a minimum of one-tenth of a common share per warrant) in a future equity offering which will be conditioned upon the closing of the Proposed Business Combination. Additionally, the Company agreed to restructure 13,968,525 warrants (including 4,000,000 private placement warrants) to increase the exercise price from $7.00 to 115% of the offering price of our common stock (subject to a maximum exercise price of $11.50) in a future equity offering which will be conditioned upon the closing of the Proposed Business Combination, to extend the expiration date by two years to February 14, 2015, and to increase the price of GHQ common stock at which we can redeem the restructured warrants to $18.00. Additionally, the Company’s chairman and chief executive officer and its senior vice president agreed to exchange 400,000 warrants purchased by them in the Company’s initial public offering into the restructured Warrants under the same terms and conditions referred to above.
     The closing of the Proposed Business Combination is subject to Federal Communications Commission approval and is conditioned on the requirement that stockholders owning not more than 11,999,999 shares of the Company’s Common Stock (such number representing 30 percent minus one share of the 40,000,000 shares of issued in its Public Offering) vote against the Proposed Business Combination and validly exercise their conversion rights to have their shares converted into cash, as permitted by the Company’s certificate of incorporation. The Company’s Initial Stockholders have agreed to vote the 8,500,000 shares they already own, which were issued to them prior to the Company’s Public Offering, in accordance with the vote of the holders of a majority of the shares issued in the Public Offering.
     Based upon the agreements entered into with Iridium Holdings and our warrant holders we expect that at the completion of the Proposed Business Combination there will be approximately 79.6 million common shares outstanding (approximately 67.6 million common shares if the maximum number of conversion rights are exercised) consisting of (i) 40.0 million shares issued as part of our initial public offering, (ii) approximately 6.9 million shares owned by Greenhill (iii) approximately 2.0 million shares which will be received by Greenhill as result of the expected conversion of its $22.9 million convertible note investment in Iridium Holdings, (iv) approximately 1.3 million shares issued as part of the warrant restructuring, and (v) approximately 29.4 million shares issued to the shareholders of Iridium Holdings.
     Further, upon completion of the Proposed Business Combination and after giving effect to the warrant purchase agreement and warrant described above there will be approximately 13.7 million warrants outstanding with an exercise price of $7.00 and approximately 14.4 million warrants outstanding with an out-of-the-money exercise price.
     Additionally, we have filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) and we intend to offer shares of our common stock. We intend to use the net proceeds of the offering to repurchase our common stock and for general corporate purposes. The closing of the offering will be conditioned upon the closing of the Proposed Business Combination and related approval by our stockholders. The registration statement relating to these securities has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.
     We have also filed with the SEC a proxy statement which contains additional information about the Proposed Business Combination. Copies of the shelf registration and proxy statement are available at the SEC’s web site at http://www.sec.gov.
Liquidity and Capital Resources
     On February 21, 2008, we completed our initial public offering of 40,000,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock and received proceeds of approximately $393.1 million, net of underwriting discounts and commissions payable at that time of $6.9 million. On February 21, 2008, we issued in a private placement warrant to Greenhill exercisable for our common stock for a purchase price of $8.0 million. Proceeds of $400.0 million from our initial public offering and the concurrent sale of the private placement warrants were placed in a trust account with the remaining $1.1 million being held outside of the trust and used to pay other costs and expenses related to our initial public offering. A portion of the underwriting fees related to our initial public offering have been deferred until the consummation of a business combination. At that time, we will incur additional underwriting fees of approximately $3.1 million (approximately $8.2 million if none of our shareholders exercise their conversion rights), which are payable out of the trust account.
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
     We are permitted to release from the trust account (i) interest income to pay income taxes on interest income earned on the trust account balance as well as to pay franchise taxes and (ii) interest income earned up to $5.0 million to fund our working capital requirements. From our initial public offering through June 30, 2009 we earned approximately $6.4 million of interest income from the trust account of which we have withdrawn approximately $3.0 million for the payment of federal, state and local income taxes as well as franchise taxes and approximately $2.7 million for working capital purposes related to an initial business combination.
     At June 30, 2009, approximately $400.9 million was held in trust, of which we had the right to withdraw approximately $0.9 million to fund working capital needs relating to an initial business combination and/or withdraw as needed for the payment of federal, state and local income taxes and franchise taxes. From June 30, 2009 through August 6, 2009 we withdrew approximately $0.2 million from the trust, all of which was used for additional working capital purposes, and we have approximately $0.7 million of interest income available to fund our working capital needs and income tax obligations.
     We are currently earning approximately $60,000 per month from the trust account. As a result of the significant decline in interest rates since our initial public offering our earnings on the trust account may be insufficient to operate our business prior to our initial business combination. We are monitoring our cash position to minimize our expenditures. In the event we do not consummate the proposed transaction with Iridium Holdings, it is unlikely we will have sufficient cash to pursue other business combination opportunities.
     Under the terms of the transaction agreement, we agreed to pay for the purchase of 100% of Iridium Holdings’ equity, $77.1 million in cash, subject to certain adjustments, issue to the sellers 29,443,500 shares of our common stock and assume net debt of Iridium Holdings as of the closing ($126.8 million as of March 31, 2009). Upon completion of the acquisition of Iridium Holdings, any funds remaining in the trust account after payment of amounts, if any, to our stockholders exercising their conversion rights or tendering their shares, will be used for the prepayment of all or a portion of Iridium Holdings’ debt, payment of transaction expenses, to fund the repurchase of a portion of our warrants, and to fund Iridium Holdings’ working capital after the closing of the acquisition.
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
Market Risk
     The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. At times, the Company may maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. However, management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institution in which those deposits are held. The Company’s investments in trust are invested in assets, which meet the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. However, in light of the overall instability of the markets, we cannot assure you that the funds in the trust account are not subject to market risk.
Critical Accounting Policies
     We have identified the following as our critical accounting policies:
     Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.
     Fair Value of Financial Instruments —Effective January 1, 2008, the Company adopted Statement of FASB Statement No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplished the following key objectives:

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
     Accounting Developments — In April 2008, FASB Staff Position No. FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) was issued. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will assess the potential effect of FSP FAS 142-3, if applicable, once the Company enters into a business combination.
     In May 2009, FASB Statement No. 165, “Subsequent Events” (“SFAS 165”) was issued. SFAS 165 provides clarifying guidance for the reporting of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 also requires subsequent events to be categorized as either recognized or non-recognized subsequent events, as well as the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The effective date for SFAS 165 is for interim or annual periods ending after June 15, 2009 and should be applied prospectively. The Company adopted SFAS 165 for the quarter ended June 30, 2009.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s management, including our Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Based upon this evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
Date: August 6, 2009

GHL ACQUISITION CORP.

By:	/s/ Scott L. Bok Name: Scott L. Bok
Chairman and Chief Executive Officer

By:	/s/ Harold J. Rodriguez, Jr. Name: Harold J. Rodriguez, Jr.
Chief Financial Officer