Form 10-Q
period 2009-09-30
Iridium Communications Inc.
filed 2009-11-16
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33963

Iridium Communications Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	22-1344998
(State of incorporation)	(I.R.S. Employer Identification No.)

6707 Democracy Boulevard, Suite 300, Bethesda, Maryland	20817
(Address of principal executive offices)	(Zip code)

301-571-6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 10, 2009 was 70,247,701.

IRIDIUM COMMUNICATIONS INC.

PART I.

FINANCIAL INFORMATION

Iridium Communications Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$136,631	$129
Accounts receivable	46,571	—
Inventory	32,045	—
Deferred tax asset	3,781	—
Prepaid expenses and other current assets	3,066	14

Total current assets	222,094	143

Property and equipment	394,709	—
Restricted cash	15,520	—
Investments held in trust at broker, including accrued interest of $110	—	401,839
Deferred tax asset	—	1,168
Intangible assets	87,758	—
Goodwill	75,464	—
Other assets	1,161	—

Total assets	$796,706	$403,150

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,281	$—
Accrued expenses and other current liabilities	30,918	1,611
Accrued compensation and employee benefits	5,738	—
Deferred revenue	10,593	—
Deferred acquisition consideration	25,500	—
Deferred underwriter commissions	—	11,288
Deferred tax liability	2,192	—

Total current liabilities	79,222	12,899

Accrued satellite operations and maintenance expense, net of current portion	15,218	—
Convertible subordinated note	16,723	—
Deferred tax liability	71,852	—
Other long-term liabilities	1,078	—

Total liabilities	184,093	12,899

Commitments and contingencies

Common stock subject to possible conversion	—	119,988

Stockholders’ equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized and none issued or outstanding.	—	—
Common stock, $0.001 par value 300,000,000 shares authorized and 68,252,072 and 48,500,000 issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	68	48
Additional paid-in capital	650,304	268,563
(Deficit) retained earnings	(37,759)	1,652

Total stockholders’ equity	612,613	270,263

Total liabilities and stockholders’ equity	$796,706	$403,150

See notes to the unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating expenses:
Professional fees	$5,725	$28	$6,244	$104
Other operating expenses	372	78	645	196

Total operating expenses	6,097	106	6,889	300

Change in fair value of warrants	(34,117)	—	(34,117)	—
Other income - interest	157	1,943	979	4,936

(Loss) earnings before provision (benefit) for taxes	(40,057)	1,837	(40,027)	4,636

Income tax (benefit) provision	(629)	740	(616)	2,088

Net (loss) income	$(39,428)	$1,097	$(39,411)	$2,548

Weighted average shares outstanding - basic	48,929	48,500	48,645	41,512
Weighted average shares outstanding - diluted	48,929	48,500	48,645	41,512
(Loss) earnings per share - basic	$(0.81)	$0.02	$(0.81)	$0.06
(Loss) earnings per share - diluted	$(0.81)	$0.02	$(0.81)	$0.06

See notes to the unaudited condensed consolidated financial statements

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2009

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	48,500,000	$48	$268,563	$1,652	$270,263

Net loss	—	—	—	(39,411)	(39,411)
Payment of deferred underwriters’ fees	—	—	6,982	—	6,982
Purchase of warrants	—	—	(1,828)	—	(1,828)
Net proceeds from offering	16,000,000	16	148,715	—	148,731
Shares issued in Acquisition	29,443,500	29	333,419	—	333,448
Purchase of common stock, net	(9,169,979)	(9)	28,317	—	28,308
Purchase of common stock under forward purchase contracts	(16,325,196)	(16)	(164,868)	—	(164,884)
Forfeitures	(1,441,176)	(1)	1	—	—
Reclassification of warrants to derivative liabilities	—	—	(28,555)	—	(28,555)
Settlement of derivative liabilities for warrants	—	—	47,110	—	47,110
Settlement of derivative liabilities for shares of common stock	1,244,923	1	12,448	—	12,449

Balance at September 30, 2009	68,252,072	$68	$650,304	$(37,759)	$612,613

See notes to the unaudited condensed consolidated financial statements

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(39,411)	$2,548
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash items included in net income:
Deferred taxes	(667)	(135)
Change in market value of warrants	34,117	—
Contributions of earnings from trust account	(979)	(2,073)
Payment of acquired liabilities	(7,638)	—
Changes in operating assets and liabilities:
Interest income receivable	—	(197)
Accounts receivable	—	—
Prepaid expenses and other current assets	(816)	(47)
Accrued expenses and other liabilities	(1,180)	266
Accrued interest expense	—	3
Due to related party	—	10
Income tax payable	—	456

Net cash (used in) provided by operating activities	(16,574)	831

Cash flows from investing activities:
Proceeds invested in trust account	—	(400,000)
Cash transfers from (to) trust account	402,818	(229)
Cash paid for acquisition, net of cash acquired	(19,086)	—

Net cash provided by (used in) investing activities	383,732	(400,229)

Cash flows from financing activities:
Proceeds from public offerings	149,600	393,100
(Purchase) issuance of private placement warrants	(4,940)	8,000
Purchase of shares	(164,884)	—
Purchase of shares for no-votes	(91,700)	—
Payment of deferred underwriting fee	(4,288)	—
Payment of costs associated with offering	(850)	(1,140)
Payment of note payable to related party	—	(256)
Payments under credit facility	(113,594)	—

Net cash (used in) provided by financing activities	(230,656)	399,704

Net increase in cash and cash equivalents	136,502	306
Cash and cash equivalents, beginning of period	129	184

Cash and cash equivalents, end of period	$136,631	$490

Supplemental cash flow information:
Interest paid	$—	$6
Income taxes paid	$340	$1,767

Supplemental disclosure of non-cash investing activities:
Shares issued for the acquisition of Iridium Holdings (29,443,500 shares at $11.325 per share)	$333,448	$—
Accrual of additional consideration for acquisition of Iridium Holdings	$25,500	$—

Supplemental disclosure of non-cash financing activities:
(Reversal) accrual of deferred underwriter commissions	$(8,176)	$11,288
Accrued deferred acquisition costs	$—	$1,268

See notes to the unaudited condensed consolidated financial statements

Iridium Communications Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

1. Organization and Basis of Presentation

Iridium Communications Inc. (the “Company”) was formed as GHL Acquisition Corporation, a special purpose acquisition company as further described below. The Company acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC (“Iridium Holdings” and, together with its direct and indirect subsidiaries, “Iridium”) in a transaction accounted for as a purchase business combination on September 29, 2009 (the “Acquisition”). In accounting for the Acquisition, the Company was deemed the acquirer and Iridium Holdings the acquiree. On September 29, 2009, the Company changed its name to Iridium Communications Inc. For the purposes of presenting condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009, management has determined that the results of Iridium’s operations for the one-day period from the closing of the Acquisition to September 30, 2009 was not material. Accordingly, the Company’s condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2009 include solely the results of the Company’s pre-Acquisition operations, and do not include any results of Iridium. The Company’s condensed consolidated balance sheet as of September 30, 2009 includes the assets and liabilities of Iridium, as further described below. All significant intercompany accounts and transactions have been eliminated in consolidation.

Iridium is considered the predecessor of the Company and, accordingly, its historical financial statements are separately presented as predecessor financial statements.

The Company was formed on November 2, 2007, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. All activity from November 2, 2007 (inception) through February 21, 2008 relates to the Company’s formation and initial public offering. From February 21, 2008 through September 29, 2009, the Company’s activities were limited to identifying prospective target businesses to acquire and complete a business combination. On September 29, 2009, the Company consummated the Acquisition and, as a result, is no longer in the development stage.

Iridium Holdings was formed under the laws of Delaware in 2000 as a limited liability company pursuant to the Delaware Limited Liability Company Act. On December 11, 2000, Iridium Holdings acquired certain satellite communication assets from Iridium LLC, a non affiliated debtor in possession, pursuant to an asset purchase agreement.

The Company is now, following the Acquisition, a provider of mobile voice and data communications services via satellite. The Company holds various licenses from the Federal Communications Commission (the “FCC”) and from international regulatory bodies that permit the Company to conduct its business, including the operation of its satellite constellation. The Company offers voice and data communications services and products to U.S. and international government agencies, businesses and other customers on a global basis.

2. Business Combination

On September 22, 2008, the Company entered into a transaction agreement, as amended on April 28, 2009 (the “Transaction Agreement”), with Iridium Holdings and its members whereby it agreed to purchase, directly or indirectly, all of the outstanding equity of Iridium Holdings. The Acquisition closed on September 29, 2009. Total consideration of approximately $436.0 million included 29.4 million shares of the Company’s common stock (“Common Stock”) valued at $333.4 million, $77.1 million in cash and the requirement to make a tax benefit payment of approximately $25.5 million payable in cash to certain former members of Iridium Holdings on or around December 29, 2009, provided that the stated condition precedent in the Transaction Agreement has been satisfied. The Company accounted for its business combination with Iridium Holdings by recording all assets acquired and liabilities assumed at their respective Acquisition-date fair values. ASC 740 Income Taxes requires recognition of deferred tax liabilities and assets for the tax effects of differences between assigned book values and tax bases of assets acquired and liabilities assumed in a business combination. For tax purposes, to determine the tax basis of assets and liabilities upon acquisition, the Company first determined the pre-acquisition tax basis of assets acquired and liabilities assumed and then added the tax step-up for the partnership interests acquired directly. This resulted in a deferred tax liability of $75.9 million.

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

Based on the Company’s market price of its Common Stock on September 29, 2009, the total consideration for Iridium Holdings was $436.0 million, as follows:

(In thousands)
Cash	$77,100
Equity	333,448
Cash related to tax benefit	25,500

Total	$436,048

The estimated fair values used as of September 29, 2009 are based on the Company’s initial estimation, and may be adjusted from time to time but no later than September 29, 2010, as better information becomes available. The following represents the allocation of the purchase price based on these initial estimated fair values:

Estimated Fair Value
(In thousands)
Assets:
Cash and cash equivalents	$58,015
Restricted cash	15,520
Accounts receivable	46,571
Other current assets	2,236
Inventory	32,045
Property and equipment	394,709
Intangible assets	87,758
Goodwill	75,464
Deferred tax asset	3,781
Other assets	1,161

Total assets	717,260

Liabilities:
Accounts payable	4,281
Accrued liabilities	42,686
Deferred revenue	10,593
Accrued satellite operations and maintenance	15,218
Credit facility	113,593
Convertible subordinated note	16,723
Deferred tax liability	75,879
Other liabilities	2,239

Total liabilities	281,212

Net assets acquired	$436,048

Goodwill. The total consideration paid in the Acquisition exceeded the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, resulting in approximately $75.5 million of goodwill. The goodwill relates primarily to other intangible assets that do not qualify for separate recognition.

Pre-Acquisition Contingency. Iridium had certain contingencies under agreements in effect as of the date of the Acquisition that the Company believes are required to be recorded at their fair value at the time of the Acquisition. Some of the contingencies relate to potential payments relating to the occurrence of a distribution event, change of control or other specified transactions, and other matters. The Company believes that it is unclear whether the foregoing provisions were intended to apply to a transaction such as the Acquisition. Although the outcome of such payments is uncertain, management currently believes that payment on certain of these provisions is not probable. The estimated fair value of the pre-Acquisition contractual contingencies at the date of the Acquisition was $11.7 million, which have been reflected as a liability in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2009.

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

Transaction Costs

An acquirer is required to recognize as expense the direct costs of a business combination in the period in which the expense is incurred. Accordingly, the Company has been expensing Acquisition-related costs as they have been incurred during the pre-Acquisition periods presented. The Company incurred approximately $8.3 million of Acquisition-related costs, including $6.2 million in 2009.

Pro Forma Information

The following table contains unaudited pro forma consolidated statement of income information of the Company for the nine months ended September 30, 2009 and 2008 as if the Acquisition had occurred at the beginning of each respective period presented:

	Nine Months Ended September 30,
	2009	2008
	(In thousands, except per share amounts)
Total revenue	$242,951	$244,192
Net income	$(6,329)	$(474)
Basic and diluted net loss per common share	$(0.09)	$(0.01)
Weighted average shares outstanding	68,252	68,252

This pro forma information may not be indicative of the results of operations that would have actually occurred had the Acquisition occurred as presented. Also, future results may vary significantly from the results reflected in such pro forma information.

3. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. While the Company believes that the disclosures are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its Form 10-K for the fiscal year ended December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ materially from those estimates.

Financial Instruments

The unaudited condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, investments held in trust, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, convertible subordinated note, and other obligations). Additional information regarding fair value is disclosed in Note 10 under Fair Value Measurements.

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of this cash is swept nightly into a money market fund with a diversified portfolio. The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers. The Company maintains its cash and cash equivalents with financial institutions with high credit ratings. The Company maintains deposits in federally insured financial institutions in excess of federally insured (FDIC) limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The entire cash and cash equivalents balances at September 30, 2009 and December 31, 2008 consisted of cash deposited in institutional money market mutual funds (for overnight sweep account funds) and the remainder was held in regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks.

Accounts Receivable

Trade accounts receivable are generally recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. The Company had no allowance for uncollectible accounts at September 30, 2009 or December 31, 2008. Management develops its estimate of this allowance based on the Company’s experience with specific customers, its understanding of their current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. When a specific account receivable is determined to be uncollectible, the Company reduces both its accounts receivable and allowances for uncollectible accounts accordingly.

Inventory

Inventory consists of subscriber equipment, which includes handsets, L-Band transceivers, Iridium OpenPort, data devices, and related accessories to be sold to customers to access Company services and raw materials from third-party manufacturers (see Note 8 Commitments and Contingencies, Purchase Commitments). The Company outsources manufacturing of all subscriber equipment to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition, scrap, tooling and freight). Inventories are valued using the average cost method, and are carried at the lower of cost or market.

Long-Lived Assets

The Company assesses the impairment of long-lived assets when indicators of impairment are present. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. Any impairment loss would be measured as the excess of the assets’ carrying amount over their fair value. Fair value is based on market prices where available, an estimate of market value, or various valuation techniques.

Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed annually or more frequently if indications of potential impairment exist. If the fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized.

Intangible Assets Not Subject to Amortization

A significant portion of our intangible assets are spectrum and trade names and trademarks which are indefinite-lived intangible assets. The Company reevaluates the useful life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

The Company tests its indefinite-lived intangible assets for potential impairment annually or more frequently if indications of impairment exist. If the fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized.

Intangible Assets Subject to Amortization

The Company’s intangible assets that do not have indefinite lives (primarily customer lists, core developed technology and internally developed software) are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company reevaluates the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

Asset Retirement Obligations

Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”) and Motorola, Inc. (“Motorola”) has the unilateral right to require the de-orbit of the Company’s satellite constellation. In the event the Company was required to effect a mass de-orbit, the Company, pursuant to the amended and restated operations and maintenance agreement with Boeing (the “O&M Agreement”) would be required to pay Boeing $16.0 million, plus an amount equivalent to the premium for inception of Section B de-orbit insurance coverage ($2.5 million as of September 30, 2009). The Company has concluded that each of the foregoing de-orbit rights meets the definition of a legal obligation and does not believe the U.S. government, Boeing or Motorola will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation to be remote.

There are other circumstances in which the Company could be required, either by the U.S. government or for technical reasons, to de-orbit an individual satellite; however, the Company believes that such costs would not be significant relative to the costs associated with the ordinary operations of the satellite constellation.

Revenue Recognition

The Company will, after the Acquisition, derive its revenue primarily as a wholesaler of satellite communications products and services. The primary types of revenue include (i) services revenue (access and usage-based airtime fees) and (ii) subscriber equipment revenue. Additionally, the Company will generate sales by providing engineering and support services to commercial and government customers.

Wholesaler of satellite communications products and services

After the Acquisition, pursuant to wholesale agreements, the Company, through Iridium, will sell its products and services to service providers who, in turn, sell the products and services to other distributors or directly to the end-users. Generally, the Company will recognize revenue when services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed or determinable, and collection is probable, as follows:

Contracts with multiple elements

At times, the Company will sell subscriber equipment through multi-element contracts that bundle subscriber equipment with airtime services. When the Company sells subscriber equipment and airtime services in bundled arrangements that include guaranteed minimum orders and determines that it has separate units of accounting, the Company will allocate the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. The Company will determine vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment and airtime services when they are sold to customers on a stand-alone basis.

Services revenue sold on a stand-alone basis

Services revenue will be generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage will be recognized when usage occurs. Revenue for fixed-per-user access fees will be recognized ratably over the period in which the services are provided to the end-user. Revenue from prepaid services will be recognized when usage occurs or when the customer’s right to access the unused prepaid services expires. The Company will not offer refund privileges for unused prepaid services. Deferred prepaid services revenue and access fees will typically be earned and recognized as income within one year of customer prepayment. Based on historical information for prepaid services that do not have an expiration date, the Company will record breakage associated with any prepaid account balances for which the likelihood of redemption is remote, which will generally be determined after 36 months from issuance.

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

Subscriber equipment sold on a stand-alone basis

The Company will recognize subscriber equipment sales and the related costs when title to the equipment (and the risks and rewards of ownership) passes to the customer.

Services and subscriber equipment sold to the U.S. government

After the Acquisition, the Company will provide airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services and (iii) a tiered pricing plan (based on usage) per device for data services. Revenue related to these services will be recognized ratably over the periods in which the services are provided, and costs will be expensed as incurred. The U.S. government will purchase its equipment from third-party service providers and not directly from the Company.

Government engineering and support services

After the Acquisition, the Company will provide maintenance services to the U.S. government’s dedicated gateway in Hawaii. This revenue will be recognized ratably over the periods in which the services are provided; costs will be expensed as incurred.

Other government and commercial engineering and support services

After the Acquisition, the Company also will provide certain engineering services to assist customers in developing new technologies for use on the Company’s satellite system. The revenue associated with these services will be recorded when the services are rendered, typically on a percentage of completion method of accounting based on the Company’s estimate of total costs expected to complete the contract, and costs will be expensed as incurred. Revenue on cost-plus-fixed-fee contracts will be recognized to the extent of estimated costs incurred plus the applicable fees earned. The Company considers fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Warranty Expense

After the Acquisition, the Company generally will provide its customers a warranty on subscriber equipment for one year from the date of activation, with the exception of the Iridium OpenPort product, which has a two year standard warranty. A warranty accrual will be made when it is estimable and probable that a loss has been incurred. A warranty reserve will be maintained based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties will be recorded as cost of subscriber equipment sales and include equipment replacements, repairs and program administration.

Research and Development

After the Acquisition, research and development costs will be charged as an expense in the period in which they are incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits.

Earnings Per Share

The Company calculates basic earnings per share by dividing net income (loss) by the weighted-average number of shares of Common Stock and common stock equivalents outstanding during the period. Diluted earnings per share

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

takes into account the effects of other potentially dilutive securities when they are dilutive. As of September 30, 2009, the Company had approximately 28.0 million warrants outstanding; because there was a loss for the three and nine months ended September 30, 2009, these warrants were considered to be anti-dilutive in those periods and therefore were excluded from the weighted average diluted shares outstanding calculation.

Accounting Developments

In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on business combinations that requires the acquiring entity to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. The accounting guidance also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. The Company adopted the accounting guidance for business acquisitions effective January 1, 2009.

In June 2009, the FASB issued accounting guidance on financial reporting by companies involved with variable interest entities. The new guidance requires a company to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, a company is required to assess whether it has implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires enhanced disclosures that provide more transparent information about a company’s involvement with a variable interest entity. The new guidance is effective for the Company’s 2010 fiscal year. The Company has not yet determined the impact of the adoption of the new guidance on its financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 clarifies that in circumstances in which a quoted market price in an active market for the identical liability is not available; a reporting entity is required to measure fair value using one of several acceptable valuation techniques. ASU 2009-05 also clarifies (i) that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating the existence of a restriction that prevents the transfer of the liability and (ii) that both a “quoted price in an active market for the identical liability at the measurement date” and the “quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required” are Level 1 fair value measurements. ASU 2009-05 is effective in the fourth quarter of 2009. The Company has not yet determined the impact of the adoption of ASU 2009-05 on its financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or estimated selling price if neither vendor-specific evidence or third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company has not yet determined the impact of the adoption of ASU 2009-13 on its financial position or results of operations.

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

In October 2009, the FASB issued Accounting Standards Update 2009-14, “Software (Topic 985) Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”). ASU 2009-14 changes the accounting for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components, that function together to deliver the tangible product’s essential functionality, are no longer within the scope of existing software revenue guidance. ASU 2009-14 requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance, and provides guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. ASU 2009-14 also requires that if software contained in the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance. This exclusion includes essential software that is sold with or embedded within the tangible products essential software. ASU 2009-14 also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that include both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. The Company has not yet determined the impact of the adoption of ASU 2009-13 on its financial position or results of operations.

4. Equity Transactions

2007 Private Unit Offering

In November 2007, the Company issued 11.5 million units for an aggregate purchase price of $25,000 to its founding stockholder. Each unit consisted of one share of Common Stock and one Common Stock purchase warrant. Each warrant entitled the holder to purchase from the Company one share of Common Stock at a price of $7.50 per share commencing on the later of the completion of a Business Combination (as defined in the warrant agreements) or 12 months from the effective date of a Public Offering (as defined in the warrant agreements), subject to certain conditions, and expiring five years from the effective date of the Public Offering or earlier upon redemption or liquidation of the Company’s trust account established in connection with a Public Offering (the “Trust Account”).

2008 Initial Public Offering

In February 2008, the Company sold in its initial public offering (“IPO”) 40.0 million units at a price of $10.00 per unit. Each unit consisted of one share of Common Stock and one Common Stock purchase warrant. Each warrant entitled the holder to purchase from the Company one share of Common Stock at a price of $7.00 per share commencing on the later of the completion of a Business Combination or 12 months from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering or earlier upon redemption or liquidation (as defined in the warrant agreements) of the Trust Account. Total underwriting fees, including contingent fees, related to the IPO were approximately $23.3 million. The Company paid $6.9 million upon closing of the IPO. The underwriters agreed that approximately 70% of the underwriting fees would not be payable unless and until the Company completed a Business Combination (as defined in the underwriting agreement), and they waived their right to receive such payment upon the Company’s liquidation if the Company was unable to complete a Business Combination. On June 2, 2009, the Company entered into an agreement with Banc of America Securities LLC and its affiliate pursuant to which Banc of America Securities LLC waived its right to receive approximately $8.2 million of deferred underwriting fees. On September 29, 2009, Banc of America Securities LLC received a payment of approximately $4.3 million. The deferred underwriting commission paid was less pro-rata reductions resulting from the exercise of the stockholder conversion rights as discussed in the Proxy Statement.

2008 Private Placement of Warrants

In connection with the IPO, the Company sold an additional 8.0 million Common Stock purchase warrants to the founding stockholder at a price of $1.00 per warrant. The warrant terms are generally identical to the warrants sold in the IPO, except for certain restrictions on transfer and redemption and their ability to be exercised on a cashless basis.

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

2008 Modification of Warrants Terms

In connection with the IPO, in February 2008, the Company modified the terms of the warrants issued originally in November 2007, reducing the exercise price from $7.50 per share to $7.00 per share. The change in the fair value of these warrants that resulted from the reduction in exercise price ($0.7 million), was treated as a “deemed dividend” to the warrant holder.

$7.00 Warrants—General Terms

The Company may redeem all of the warrants with a $7.00 strike price (“$7.00 warrants”) at a price of $0.01 per warrant upon 30 days’ prior notice, provided that the warrants are exercisable and the registration statement covering the Common Stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the last sales price of the Common Stock is at least $14.25 per share (the “redemption price”) for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If a registration statement is not effective at the time of exercise, the holders of the $7.00 warrant will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $7.00 warrants could expire unexercised and unredeemed. The number of shares of Common Stock issuable upon the exercise of each $7.00 warrant is subject to adjustment from time to time upon the occurrence of certain events. The warrants expire in 2013.

Following the appropriate accounting guidance in effect at the time, the $7.00 warrants initially were classified within stockholders’ equity. On June 2, 2009, the Company entered into an agreement with Banc of America Securities LLC and its affiliate to purchase the 3.7 million warrants held by Banc of America Securities LLC for a price of approximately $1.8 million in cash upon completion of the Acquisition, which would meet the definition of a Business Combination. Upon this modification, the Company determined that the completion of the Acquisition was probable of occurrence and, accordingly, classified those warrants as a derivative liability as of June 30, 2009 at their then-current fair value; the Company “marks to market” these warrants at each balance sheet date.

2008 Cancellations, Forfeitures and Transfers

In January 2008, the Company cancelled approximately 1.7 million of the units originally purchased in November 2007, which were surrendered in a recapitalization. In March 2008, approximately 1.3 million additional units originally purchased in November 2007 were forfeited pursuant to the terms of the applicable purchase agreements. In February 2008, approximately 0.2 million units originally purchased in November 2007 were transferred from the original holders to certain of the Company’s directors; the Company’s directors then forfeited approximately 20,000 units. The transferred units have the same terms and are subject to the same restrictions on transfers as the original units.

2009 Warrant Restructure and Exchange Agreements

On July 29, 2009, the Company entered in agreements with the holders of approximately 26.8 million of the $7.00 warrants. The agreements generally provided such holders, upon the consummation of the Acquisition, the choice of tendering their warrants for (i) the right to demand payment (in cash and shares of common stock) by the Company to settle the warrants in a ratio of consideration of 20% cash and 80% common stock, (ii) the right to exchange their existing $7.00 warrants for new warrants with an $11.50 strike price (“$11.50 warrants”) which included the extension of the exercise term for two additional years until 2015 and the increase of the redemption price from $14.25 to $18.00 per share or (iii) a combination thereof. The new $11.50 warrants have terms similar to the $7.00 warrants, except as described below under $11.50 Warrants—General Terms. The Company determined that the warrant restructure and exchange agreements created derivative liabilities for the warrants subject to settlement, and accordingly on July 29, 2009 reclassified the subject warrants from equity to derivative liability, at their then-current fair value of approximately $28.6 million. On September 29, 2009, upon consummation of the Acquisition, holders of approximately 12.4 million warrants demanded total payment of approximately $3.1 million in cash and approximately $1.2 million shares of Common Stock with a value of approximately $12.5 million, resulting in an expense during the third quarter of 2009 of approximately $2.3 million. Holders of approximately 14.4 million warrants exchanged their existing warrants for new $11.50 warrants, resulting in an expense during the third quarter of 2009 of approximately $31.8 million. Following the appropriate accounting guidance in effect at the time, the new $11.50 warrants initially are classified within stockholders’ equity.

$11.50 Warrants—General Terms

The Company may redeem all of the $11.50 warrants at a price of $0.01 per warrant upon 30 days’ prior notice, provided that the warrants are exercisable and the registration statement covering the Common Stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the last sales price of the Common Stock is at least $18.00 per

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If the registration statement is not still effective at the time of exercise, the holders of the $11.50 warrants will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $11.50 warrants may expire unexercised and unredeemed. The number of shares of Company Common Stock issuable upon the exercise of each $11.50 warrant is subject to adjustment from time to time upon the occurrence of specified events. The warrants expire in 2015.

2009 Follow-on Equity Offering and Repurchases

On September 29, 2009, the Company sold to the public 16.0 million shares of Common Stock for net proceeds of $148.8 million. Concurrently with the follow-on offering, the Company repurchased, pursuant to existing forward contracts, 16.3 million shares of Common Stock for $164.9 million. In addition, the Company repurchased approximately 9.2 million shares of Common Stock for $91.7 million, representing the shares held by those stockholders who voted against the Acquisition.

2009 Forfeitures

In September 2009, 8.4 million warrants originally purchased in November 2007 and 4.0 million warrants originally purchased in February 2008 as part of the private placement were forfeited by the holders.

Outstanding Warrants

As of September 30, 2009, after considering all purchases, issuances, cancellations, forfeitures, transfers, repurchases and exchanges, the Company had 13.6 million $7.00 warrants and 14.4 million $11.50 warrants outstanding, which are exercisable through February 2013 and February 2015, respectively. All outstanding warrants are classified within stockholders’ equity.

5. Debt

The Company acquired a $22.9 million (face value) 5% convertible subordinated note due October 2015 (the “Note”) issued to Greenhill & Co. Europe Holdings Limited (the “Holder”) in connection with the Acquisition. As of September 30, 2009, the Note was recorded at its fair value of $16.7 million. The Company has determined that the embedded derivatives contained in the Note (including the conversion option, the Holder’s put options and the Company’s call option) do not require separate accounting, and therefore the Company has accounted for the Note as a conventional convertible debt instrument. There are no beneficial conversion features associated with the Note. The Note was converted on October 24, 2009 (see Note 14 Subsequent Events).

The Company paid all outstanding amounts for its first and second lien credit facilities on September 30, 2009, following the Acquisition on September 29, 2009.

6. Property and Equipment

Property and equipment acquired in the Acquisition consisted of the following at:

September 30, 2009
(In thousands)
Satellite system	$325,704
Terrestrial system	8,120
Equipment	13,864
Gateway system	5,194
Internally developed software and purchased software	902
Building and leasehold improvements	22,430

376,214

Less: accumulated depreciation	—

376,214
Land	7,887
Construction in process	10,608

Total property and equipment	$394,709

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

At September 30, 2009, construction in process consisted of assets being developed or constructed for various uses including: equipment of $1.1 million, gateway system of $1.8 million and internally developed software of $7.7 million.

Property and equipment is carried at acquired cost less accumulated depreciation. The Company capitalizes interest costs associated with the construction of capital assets and amortizes the cost over the assets’ useful lives beginning when the assets are placed in service. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. For the assets acquired in the Acquisition, the Company has estimated their useful lives (ranging from three to 40 years).

7. Intangible Assets

As a result of the Acquisition on September 29, 2009, the Company had identifiable intangible assets as follows:

September 30, 2009
(In thousands)
Trade names and trademarks	$17,731
Customer relationships and backlog	43,550
Core developed technology	5,913
Spectrum	17,403
Acquired software	3,161

Total Intangible Assets	$87,758

Intangible assets are carried at acquired cost less accumulated amortization. Amortization is calculated using the straight-line method over their estimated useful lives. The Company has determined the useful lives of its identified intangible assets based on its assessment of all facts and circumstances, including (i) the expected use of the asset; (ii) the expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate; (iii) any legal, regulatory, or contractual provisions that may limit the useful life; (iv) the Company’s own historical experience in renewing or extending similar arrangements (consistent with the intended use of the asset), regardless of whether those arrangements have explicit renewal or extension provisions; (v) the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels); and (vi) the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The estimated useful lives of the identifiable intangible assets acquired in the Acquisition generally range from three to ten years, except for the acquired spectrum, and trade names and trademarks that are deemed to have indefinite lives. The estimated useful lives may be adjusted from time to time but no later than September 29, 2010, as better information becomes available.

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

8. Commitments and Contingencies

Purchase Commitments

The Company has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, the Company may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement; the supplier will then generally repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of September 30, 2009, the Company has purchased $1.2 million of excess materials and the amount is included in inventory on the accompanying unaudited condensed consolidated balance sheet.

Contingencies

From time to time, the Company is involved in various litigation matters involving ordinary and routine claims incidental to its business. The Company currently believes these matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s business, results of operations or financial condition.

9. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

As a result of the Acquisition, the Company operates in one business segment, providing global satellite communication services and products.

Approximately 27% of the Company’s accounts receivable balances at September 30, 2009 were derived by Iridium from agencies of the U.S. government. The two largest commercial customers accounted for approximately 25% of the Company’s accounts receivable balance at September 30, 2009.

After the Acquisition, the Company will acquire substantially all of its subscriber equipment from one manufacturer. Should events or circumstances prevent the manufacturer from producing the equipment, the Company’s business could be adversely affected until the Company is able to move production to other facilities of the manufacturer or secure a replacement manufacturer.

After the Acquisition, a significant portion of the Company’s satellite operations and maintenance services will be provided by Boeing. Should events or circumstances prevent Boeing from providing these services, the Company’s business could be adversely affected until the Company is able to assume operations and maintenance responsibilities or secure a replacement service provider.

Approximately $325.7 million of the Company’s property and equipment consists of satellites in orbit. Of the remaining $69.0 million of property and equipment, approximately $62.7 million is located in the United States.

10. Fair Value Measurements

The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;

•

Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date.

Financial Assets and Liabilities

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded at fair value at September 30, 2009 and December 31, 2008. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the fair value hierarchy. The fair values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds deposited in institutional money market mutual funds (for overnight sweep account funds) and the remainder held in regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks.

Short-term Financial Instruments

The fair values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities, and accrued compensation and employee benefits) approximate their carrying values because of their short-term nature.

Convertible Subordinated Note

On October 5, 2009, the Holder exercised its right to convert the Note and the Note was converted on October 24, 2009. Accordingly, the Company believes that the fair value of the Note is approximately $16.7 million based on the estimated value of the shares issuable upon the ultimate conversion of the Note.

Non-Financial Assets and Liabilities

In 2008, the Company did not provide fair value disclosures for its non-financial assets and liabilities pursuant to the exceptions and deferrals granted under existing accounting guidance. The Company adopted the existing accounting guidance related to the fair value disclosures of its non-financial assets and liabilities in the first quarter of 2009. The Company has no required disclosures for non-financial assets and liabilities.

11. Related Party Transaction

The Company paid $0.1 million for each of the nine month periods ended September 30, 2009 and 2008 to a major stockholder for the use of office space and administrative services. This arrangement was terminated as of September 30, 2009.

12. Income Taxes

The components of the provision for income taxes for the three and nine month periods ended September 30, 2009 and 2008 are set forth below:

	For the Three Months Ended September 30,
	2009	2008
	(In thousands)
Current taxes:
U.S. federal	$(200)	$550
State and local	(118)	325

Total current tax (benefit) expense	$(318)	$875

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

Deferred taxes:
U.S. federal	$(622)	$(85)
State and local	311	(50)
Valuation allowance	—	—

Total deferred tax benefit	$(311)	$(135)

Total income tax (benefit) provision	$(629)	$740

	For the Nine Months Ended September 30,
	2009	2008
	(In thousands)
Current taxes:
U.S. federal	$32	$1,398
State and local	19	825

Total current tax expense	$51	$2,223

Deferred taxes:
U.S. federal	$(846)	$(85)
State and local	179	(50)
Valuation allowance	—	—

Total deferred tax benefit	$(667)	$(135)

Total income tax (benefit) provision	$(616)	$2,088

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. The Company has deferred tax assets of approximately $3.8 million at September 30, 2009 and approximately $74.0 million of deferred tax liabilities established as a result of the Acquisition.

The effective tax rate of 1.54% differs from the statutory U.S. federal income tax rate of 34% due to the non-deductibility of certain transaction costs and the tax treatment of the derivative liability for the warrant exchange and repurchase agreements. The Company believes that its uncertain tax positions are immaterial.

13. Earnings Per Share

The computations of basic and diluted (loss) earnings per share are set forth below:

	For the Three Months Ended September 30,
	2009	2008
	(In thousands, except per share amounts)
Numerator for basic and diluted (loss) earnings per share — Net (loss) income	$(39,428)	$1,097
Denominator for basic and diluted (loss) earnings per share — weighted average shares outstanding	48,929	48,500
(Loss) earnings per share — basic and diluted	$(0.81)	$0.02

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

	For the Nine Months Ended September 30,
	2009	2008
	(In thousands, except per share amounts)
Numerator for basic and diluted (loss) earnings per share — Net (loss) income	$(39,411)	$2,548
Denominator for basic and diluted (loss) earnings per share — weighted average shares outstanding	48,645	41,512
(Loss) earnings per share — basic and diluted	$(0.81)	$0.06

14. Subsequent Events

The Company has evaluated subsequent events through November 16, 2009, the date as of which its financial statements are being issued.

The Note was converted into 1,995,629 shares of Common Stock on October 24, 2009.

Iridium Holdings LLC – Predecessor Company

Unaudited Condensed Consolidated Balance Sheet

(In thousands, except unit data)

December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$24,810
Restricted cash	120
Accounts receivable, net	41,031
Inventory	29,847
Prepaid expenses and other current assets	5,547

Total current assets	101,355

Property and equipment, net	63,090
Restricted cash	15,400
Deferred financing costs and other assets	10,724

Total assets	$190,569

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$6,650
Accrued expenses and other current liabilities	23,973
Accrued compensation and employee benefits	10,586
Credit facility, current portion	30,379
Deferred revenue	25,366

Total current liabilities	96,954

Accrued satellite operations and maintenance expense, net of current portion	9,898
Motorola payable	10,849
Credit facility	106,541
Convertible subordinated note	22,900
Other long-term liabilities	5,657

Total liabilities	252,799

Commitments and contingencies

Members’ deficit:
Members’ units:
Class A Units (1,083,872 units issued and outstanding)	—
Class B Units (518,012 units issued and outstanding)	—
Additional paid-in capital	4,429
Accumulated deficit	(63,497)
Accumulated other comprehensive loss	(3,162)

Total members’ deficit	(62,230)

Total liabilities and members’ deficit	$190,569

See accompanying notes to unaudited condensed consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per unit data)

	Period July 1, 2009 to September 29, 2009	Three Months Ended September 30, 2008 As Restated	Period January 1, 2009 to September 29, 2009	Nine Months Ended September 30, 2008 As Restated

Revenue:
Services:
Government	$19,411	$18,959	$56,039	$48,826
Commercial	43,929	35,696	120,706	97,542
Subscriber equipment	21,117	33,558	66,206	97,824

Total revenue	84,457	88,213	242,951	244,192

Operating expenses:
Cost of subscriber equipment sales	10,348	18,481	33,265	55,261
Cost of services (exclusive of depreciation and amortization)	20,096	17,741	58,978	49,855
Selling, general and administrative	17,334	15,158	44,505	40,591
Research and development	4,163	10,215	17,432	21,095
Depreciation and amortization	3,601	3,098	10,850	8,959
Transaction costs	10,560	1,820	12,478	2,376

Total operating expenses	66,102	66,513	177,508	178,137

Operating profit	18,355	21,700	65,443	66,055

Other (expense) income:
Interest expense, net of capitalized interest of $133 and $392 for the period July 1, 2009 to September 29, 2009 and the three months ended September 2008, respectively, and $324 and $1,120 for the period January 1, 2009 to September 29, 2009 and the nine months ended September 30, 2008, respectively	(3,610)	(4,566)	(12,829)	(14,325)

Interest income and other income (expense), net	221	(196)	670	605

Total other (expense) income	(3,389)	(4,762)	(12,159)	(13,720)

Net income	$14,966	$16,938	$53,284	$52,335

Net income attributable to Class A Units	$10,152	$11,461	$36,143	$35,411
Weighted average Class A Units outstanding – basic	1,084	1,084	1,084	1,084
Weighted average Class A Units outstanding – diluted	1,168	1,084	1,168	1,084
Earnings per unit – basic	$9.37	$10.57	$33.34	$32.67
Earnings per unit – diluted	$8.96	$10.57	$31.75	$32.67

See accompanying notes to unaudited condensed consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	For the Period January 1, 2009 to September 29, 2009	For the Nine Months Ended September 30, 2008
Operating activities:
Net income	$53,284	$52,335
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,850	8,959
Other non-cash amortization and accretion	2,537	2,094
Equity and profits interest compensation	5,406	2,103
Change in certain operating assets and liabilities:
Accounts receivable, net	(5,539)	(9,817)
Inventory	8,919	(1,988)
Prepaid expenses and other current assets	2,158	(912)
Deferred cost of sales	—	3,224
Other noncurrent assets	935	376
Accounts payable	(2,368)	4,306
Accrued expenses and other liabilities	(7,134)	440
Accrued compensation and employee benefits	(2,908)	1,614
Deferred revenue	(54)	697
Accrued satellite operations and maintenance expense	(1,856)	(1,856)

Net cash provided by operating activities	64,230	61,575

Investing activities:
Capital expenditures	(7,698)	(9,216)

Net cash used in investing activities	(7,698)	(9,216)

Financing activities:
Payments under credit facilities	(23,327)	(4,314)
Distributions to Class A and B members	—	(5,568)

Net cash used in financing activities	(23,327)	(9,882)

Net increase in cash and cash equivalents	33,205	42,477
Cash and cash equivalents, beginning of period	24,810	22,105

Cash and cash equivalents, end of period	$58,015	$64,582

Supplementary cash flow information:
Cash paid for interest	$10,704	$13,411

Supplementary disclosure of non-cash investing activities:
Leasehold incentives in the form of leasehold improvements	$—	$1,171
Property and equipment received but not paid for at period end	$2,403	$440

See accompanying notes to unaudited condensed consolidated financial statements.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2009

1. Organization and Business

Organization

Iridium Holdings LLC (“Iridium Holdings” and, together with its direct and indirect subsidiaries, “Iridium”) was formed under the laws of Delaware in 2000 and was organized as a limited liability company pursuant to the Delaware Limited Liability Company Act. On December 11, 2000, Iridium Holdings acquired certain satellite communication assets from Iridium LLC, a non affiliated debtor in possession, pursuant to an asset purchase agreement.

Business

Iridium is a provider of mobile voice and data communications services via satellite. Iridium holds various licenses from the Federal Communications Commission (“FCC”) and from international regulatory bodies that permit Iridium to conduct its business, including the operation of its satellite constellation. Iridium offers voice and data communications services and products to U.S. and international government agencies, businesses and other customers on a global basis.

On September 22, 2008, Iridium Holdings and its members entered into a transaction agreement, as amended on April 28, 2009 (the “Transaction Agreement”), with GHL Acquisition Corporation, a special purpose acquisition company (“GHQ”), whereby GHQ agreed to purchase, directly or indirectly, all of the outstanding equity of Iridium Holdings (the “Acquisition”). The Acquisition closed on September 29, 2009. Total consideration included approximately 29.4 million shares of GHQ’s common stock, $77.1 million in cash and the requirement to make a tax benefit payment of approximately $25.5 million payable in cash to certain former members of Iridium Holdings on or around December 29, 2009, provided that the stated condition precedent in the Transaction Agreement has been satisfied.

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

Iridium has prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Iridium has continued to follow the accounting policies disclosed in the consolidated financial statements included in its 2008 audited financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that Iridium considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of Iridium at the date of the interim condensed consolidated balance sheet. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. While Iridium believes that the disclosures are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2008 audited financial statements.

Reclassifications

Certain balances have been reclassified to conform to the current period presentation. Approximately $1.0 million of selling, general and administrative expense for the six months ended June 30, 2009 has been reclassified to cost of services (exclusive of depreciation and amortization.

Corrections of Errors

Iridium has concluded that costs for government funded research and development service contracts should be classified as cost of services (exclusive of depreciation and amortization) in the accompanying consolidated statements of income. These costs were previously classified as research and development costs. Iridium has restated the accompanying unaudited consolidated statements of income for the period January 1, 2009 to September 29, 2009 and the nine months ended September 30, 2008 to reflect these reclassifications.

The following is a summary of the adjustment to Iridium’s previously issued unaudited condensed consolidated statements of income for the three months ended March 31, 2009 and for the nine months ended September 30, 2008.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

	Three Months Ended March 31, 2009
	As Previously Reported	Adjustment	As Restated
	(In thousands)
Cost of services (exclusive of depreciation and amortization)	$15,951	$2,967	$18,918
Research and development	$15,061	$(2,967)	$12,094

	Nine Months Ended September 30, 2008
	As Previously Reported	Adjustment	As Restated
	(In thousands)
Cost of services (exclusive of depreciation and amortization)	$47,450	$2,405	$49,855
Research and development	$23,500	$(2,405)	$21,095

The reclassifications and restatement had no effect on Iridium’s income from operations or net income for the three months ended March 31, 2009 or the nine months ended September 30, 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires Iridium to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Revenue Recognition

Iridium derives its revenue primarily as a wholesaler of satellite communications products and services. The primary types of revenue include (i) services revenue (access and usage-based airtime fees) and (ii) subscriber equipment revenue. Additionally, Iridium generates sales by providing engineering and support services to commercial and government customers.

Wholesaler of satellite communications products and services

Pursuant to wholesale agreements, Iridium sells its products and services to service providers who, in turn, sell the products and services to other distributors or directly to the end-users. Generally, Iridium recognizes revenue when services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed or determinable, and collection is probable, as follows:

Contracts with multiple elements

At times, Iridium sells subscriber equipment through multi-element contracts that bundle subscriber equipment with airtime services. When it sells subscriber equipment and airtime services in bundled arrangements that include guaranteed minimum orders and determines that it has separate units of accounting, Iridium allocates the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. Iridium determines vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment and airtime services when they are sold to customers on a stand-alone basis.

Services revenue sold on a stand-alone basis

Services revenue is generated from Iridium’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized ratably over the period in which the services are provided to the end-user. Revenue from prepaid services is recognized when usage occurs or when the customer’s right to access the unused prepaid services expires. Iridium does not offer refund privileges for unused prepaid services. Deferred prepaid services revenue and access fees are typically earned and recognized as income within one year of customer prepayment. Based on historical information for prepaid services that do not have an expiration date, Iridium records breakage associated with any prepaid account balances for which the likelihood of redemption is remote, which is generally determined after 36 months from issuance.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

Subscriber equipment sold on a stand-alone basis

Iridium recognizes subscriber equipment sales and the related costs when title to the equipment (and the risks and rewards of ownership) passes to the customer.

Services and subscriber equipment sold to the U.S. government

Iridium provides airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services and (iii) a tiered pricing plan (based on usage) per device for data services. Revenue related to these services is recognized ratably over the periods in which the services are provided; and costs are expensed as incurred. The U.S. government purchases its equipment from a third-party service provider and not directly from Iridium.

Government engineering and support services

Iridium provides maintenance services to the U.S. government’s dedicated gateway in Hawaii. This revenue is recognized ratably over the periods in which the services are provided; costs are expensed as incurred.

Other government and commercial engineering and support services

Iridium also provides certain engineering services to assist customers in developing new technologies for use on the Iridium satellite system. The revenue associated with these services is recorded when the services are rendered, typically on a percentage of completion method of accounting based on Iridium’s estimate of total costs expected to complete the contract; and costs are expensed as incurred. Revenue on cost-plus-fixed-fee contracts is recognized to the extent of estimated costs incurred plus the applicable fees earned. Iridium considers fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Inventory

Inventory consists of subscriber equipment, which includes handsets, L-Band transceivers, Iridium OpenPort, data devices, and related accessories to be sold to customers to access Company services and raw materials from a third party manufacturer (see Note 4 Commitments and Contingencies, Purchase Commitments). Iridium outsources manufacturing of subscriber equipment to a third party manufacturer and purchases accessories from third party suppliers. Iridium’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition, scrap, tooling, and freight). All inventories are valued using the average cost method, and are carried at the lower of cost or market.

Warranty Expense

Iridium generally provides its customers a warranty on subscriber equipment for one year from the date of activation, with the exception of its Iridium OpenPort product which has a two year standard warranty. A warranty accrual is made when it is estimable and probable that a loss has been incurred. A warranty reserve is maintained based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties are recorded as cost of subscriber equipment sales and include equipment replacements, repairs and program administration.

The following is a summary of the activity in the warranty reserve account:

	For the Period January 1, 2009 to September 29, 2009	For the Nine Months Ended September 30, 2008
	(In thousands)

Balance at beginning of period	$(381)	$(483)
Provision	(1,256)	(293)
Utilization	976	293

Balance at end of period	$(661)	$(483)

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

Financial Instruments

The unaudited condensed consolidated balance sheet includes various financial instruments (primarily cash and cash equivalents, convertible subordinated debt, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, long-term debt, derivative instruments, and other obligations). Additional information regarding fair value is disclosed in Note 7, Fair Value Measurements.

Concentrations of Credit Risk

Financial instruments that potentially subject Iridium to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of this cash is swept nightly into a money market fund with a diversified portfolio. Iridium performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers.

Convertible Subordinated Note

In October 2008, Iridium issued to Greenhill & Co. Europe Holdings Limited (the “Holder”), a $22.9 million 5% convertible subordinated note due October 2015 (the “Note”). Iridium has determined that the embedded derivatives contained in the Note (including the conversion option, the Holder’s put options and Iridium’s call option) do not require separate accounting, and therefore Iridium is accounting for the Note as a conventional convertible debt instrument. There are no beneficial conversion features associated with the Note.

Interest on the Note began accruing in April 2009 at 5% per year. Iridium is recording periodic interest cost using the effective interest rate method.

Deferred Financing Costs

Costs incurred in connection with securing debt financing have been deferred and are amortized as additional interest expense using the effective interest method over the term of the related debt.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. Accounts receivable are stated net of allowances for uncollectible accounts; Iridium had no allowance for uncollectible accounts at December 31, 2008. Iridium develops its estimate of this allowance based on Iridium’s experience with specific customers, its understanding of their current economic circumstances and its own judgment as to the likelihood that it will ultimately receive payment. When a specific account receivable is determined to be uncollectible, Iridium reduces both its accounts receivable and allowances for uncollectible accounts accordingly.

Research and Development

Except for advance payments, research and development costs are charged as an expense in the period in which they are incurred.

Accounting for Equity-Based Compensation

Iridium accounts for equity-based compensation at fair value; accordingly Iridium expenses the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period. No grants of equity-based compensation occurred in 2009.

The expected volatility assumption used in the option pricing model was based on a review of the expected volatility of publicly traded entities similar to Iridium, which Iridium believes is a reasonable indicator of the expected volatility. The risk-free interest rate assumption is based upon U.S. Treasury Bond interest rates with terms similar to the expected term of the award. The dividend yield assumption is based on Iridium’s history of not declaring and paying dividends. The expected term is based on Iridium’s best estimate for the period of time for which the instrument is expected to be outstanding.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

Since Iridium is a nonpublic entity, Iridium can make a policy decision of whether to measure all of the liabilities incurred under share-based payment arrangements at fair value or to measure all such liabilities at intrinsic value. Iridium’s policy is to measure all share-based payment liabilities using the intrinsic method. This intrinsic value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting periods.

As a result of the Acquisition, certain employee share-based awards and certain other employee benefits were automatically accelerated in vesting. The acceleration resulted in $3.8 million being expensed in the condensed consolidated statement of income for the period July 1, 2009 to September 29, 2009. As of September 29, 2009, the closing date of the Acquisition, there were no equity based awards outstanding.

Property and Equipment

Property and equipment is carried at acquired cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Satellite system	14 years
Terrestrial system	7 years
Equipment	3 – 5 years
Gateway system	5 years
Internally developed software and purchased software	3 – 7 years
Building	39 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Iridium capitalizes interest costs associated with the construction of capital assets and amortizes the cost over the assets’ useful lives beginning when the assets are placed in service.

Long-Lived Assets

Iridium assesses the impairment of long-lived assets when indicators of impairment are present. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. Any impairment loss would be measured as the excess of the assets’ carrying amount over their fair value. Fair value is based on market prices where available, an estimate of market value or various valuation techniques.

The carrying value of a satellite lost as a result of an in-orbit failure would be charged to operations upon the occurrence of the loss. In February 2009, Iridium lost the use of a satellite and recorded an impairment charge of $0.1 million, which represented the carrying value of the satellite.

Income and Other Taxes

As a limited liability company that is treated as a partnership for federal income tax purposes, Iridium Holdings is generally not subject to federal or state income tax directly. Rather, each member is subject to income taxation based on the member’s portion of Iridium Holdings’ income or loss, as defined in Iridium Holdings’ amended and restated limited liability company agreement (the “LLC Agreement”). Iridium Holdings is subject to income taxes in certain non-U.S. jurisdictions in which its foreign affiliates operate.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

Comprehensive Income

Comprehensive income is as follows:

	For the Period July 1, 2009 to September 29, 2009	For the Three Months Ended September 30, 2008	For the Period January 1, 2009 to September 29, 2009	For the Nine Months Ended September 30, 2008
	(In thousands)

Net income	$14,966	$16,938	$53,284	$52,335
Increase to fair value of interest rate swaps	317	634	2,028	1,386
Cumulative translation adjustments	60	—	104	—

Comprehensive income	$15,343	$17,572	$55,416	$53,721

Asset Retirement Obligations

Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”) and Motorola, Inc. (“Motorola”) has the unilateral right to require the de-orbit of Iridium’s satellite constellation. In the event Iridium was required to effect a mass de-orbit, Iridium, pursuant to the amended and restated operations and maintenance agreement with Boeing (the “O&M Agreement”), would be required to pay Boeing $16.0 million, plus an amount equivalent to the premium for inception of Section B de-orbit insurance coverage ($2.5 million as of December 31, 2008). Iridium has concluded that each of the foregoing de-orbit rights meets the definition of a legal obligation. Management does not believe the U.S. government, Boeing or Motorola will exercise their respective de-orbit rights. As a result, management believes the likelihood of any future cash outflows associated with the mass de-orbit obligation to be remote.

There are other circumstances in which Iridium could be required, either by the U.S. government or for technical reasons, to de-orbit an individual satellite; however, management believes that such costs would not be significant relative to the costs associated with the ordinary operations of the satellite constellation.

Recent Accounting Pronouncements

In April 2009, the FASB issued accounting guidance that requires disclosures about the fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. The accounting guidance also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The effective date is interim and annual periods ending after June 15, 2009. Iridium adopted the accounting guidance in the second quarter of 2009 and the adoption did not have a material impact on its financial position or results of operations other than additional disclosures to the financial statement footnotes.

In April 2009, the FASB issued accounting guidance for other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The accounting guidance is effective for interim and annual periods ending after June 15, 2009. Iridium adopted the accounting guidance in the second quarter of 2009 and the adoption did not have a material impact on its financial position or results of operations.

In May 2009, the FASB issued accounting guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The accounting guidance applies prospectively to both interim and annual financial periods ending after June 15, 2009. Iridium adopted the accounting guidance for subsequent events in the second quarter of 2009 and the adoption did not have a material impact on the reporting of its subsequent events.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

3. Property and Equipment

Property and equipment consisted of the following at:

December 31, 2008
(In thousands)
Satellite system	$47,052
Terrestrial system	8,958
Equipment	18,985
Gateway system	10,971
Internally developed software and purchased software	27,465
Building and leasehold improvements	11,299

124,730
Less: accumulated depreciation	(66,514)

58,216
Land	1,280
Construction in process	3,594

Total property and equipment, net	$63,090

At December 31, 2008, construction in process consisted of assets being constructed for various uses including: equipment of $0.7 million, gateway system assets of $2.3 million, internally developed software of $0.5 million and terrestrial system assets of $0.1 million.

4. Commitments and Contingencies

Purchase Commitments

Iridium has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. Iridium’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, Iridium may be required to purchase excess materials at if the materials are not used in production within the periods specified in the agreement; the supplier will then generally repurchase such materials from us at the same price paid by Iridium, as required for the production of the devices. There were no excess materials recorded in inventory at December 31, 2008.

Contingencies

From time to time, Iridium is involved in various litigation matters involving ordinary and routine claims incidental to its business. Iridium currently believes that these matters, either individually or in the aggregate, will not have a material adverse effect on Iridium’s business, results of operations or financial condition.

5. Members’ Equity in Parent

Issuance/Forfeitures of Class B Units

Class B units granted to directors are subject to forfeiture if the director voluntarily resigns or is removed from Iridium Holdings’ Board of Directors before the expiration of his then current term. As a result of a director voluntarily resigning from the Board of Directors in February 2009, 3,958 Class B units were forfeited.

6. Segments, Significant Customers, Supplier, and Service Providers and Geographic Information

Iridium operates in one segment, providing global satellite communication services and products.

Iridium derived approximately 23% and 21% of its total revenue during the period July 1, 2009 to September 29, 2009 and the three months ended September 30, 2008, respectively, and 23% and 20% of its total revenue during the period January 1, 2009 to September 29, 2009 and the nine months ended September 30, 2008, respectively, from agencies of the U.S. government. Such agencies also accounted for approximately 29% of Iridium’s accounts receivable balances at December 31, 2008. Iridium’s two largest commercial customers accounted for 25% and 31% of total revenue for the period July 1, 2009 to September 29, 2009 and the three months ended September 30, 2008, respectively, and 23% and 29% of total revenue for the period January 1, 2009 to September 29, 2009 and the nine months ended September 30, 2008, respectively. The two largest commercial customers accounted for approximately 24% of Iridium’s accounts receivable balances at December 31, 2008.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

Iridium acquires a majority of its subscriber equipment from one manufacturer. Should events or circumstances prevent the manufacturer from producing the equipment, Iridium’s business could be adversely affected until Iridium is able to move production to other facilities of the manufacturer or secure a replacement manufacturer.

A significant portion of Iridium’s satellite operations and maintenance services are provided by Boeing. Should events or circumstances prevent Boeing from providing these services, Iridium’s business could be adversely affected until Iridium is able to assume operations and maintenance responsibilities or secure a replacement service provider.

Net property and equipment by geographic area, is as follows:

December 31, 2008
(In thousands)
United States	$44,332
Satellites in orbit	16,547
All others (1)	2,211

$63,090

(1) All others primarily includes subscriber equipment in international waters.

Revenue by geographic area is as follows:

	For the Period July 1, 2009 to September 29, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to September 29, 2009	Nine Months Ended September 30, 2008
	(In thousands)
United States	$39,546	$44,293	$115,901	$114,018
Canada	14,844	15,739	37,087	44,181
United Kingdom	8,761	6,067	23,461	17,256
Other countries (1)	21,306	22,114	66,502	68,737

	$84,457	$88,213	$242,951	$244,192

(1) No one other country represents more than 10% of revenue for any of the periods presented.

Revenue is attributed to geographic area based on the billing address of the distributor. Service location and the billing address are often not the same. Iridium’s distributors sell services directly or indirectly to end-users, who may be located or use Iridium’s products and services elsewhere. Iridium cannot provide the geographical distribution of end-users because it does not contract directly with them. Iridium does not have significant foreign exchange risk on sales, as nearly all invoices are denominated in United States dollars.

7. Fair Value Measurements

Iridium uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets;

•

Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

Fair value is the price that would be received to sell an asset or paid to transfer a liability that assumes an orderly transaction in the most advantageous market at the measurement date. At December 31, 2008, all Iridium’s financial and non-financial assets and liabilities were measured using either Level 1 or Level 2 inputs.

Financial Assets and Liabilities

The following table summarizes information about Iridium’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Restricted cash	$15,520	$15,520	$—	$—
Interest rate swaps	(3,588)	—	(3,588)	—
Foreign currency exchange contracts	(1,082)	—	(1,082)	—

	$10,850	$15,520	$(4,670)	$—

Cash, Cash Equivalents and Restricted Cash

All cash and cash equivalents are recorded at fair value at December 31, 2008. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the fair value hierarchy. The fair values are based on period-end statements supplied by the various banks and brokers that held the majority of Iridium’s funds deposited in institutional money market mutual funds (for overnight sweep account funds) and the remainder held in regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks.

Short-term Financial Instruments

The fair values of short-term financial instruments (primarily cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities) approximate their carrying values because of their short-term nature.

Credit Facilities

The fair values of the credit facilities at December 31, 2008 were 88% of the carrying values for each of the First Lien Tranche A, the First Lien Tranche B and the Second Lien.

Convertible Subordinated Note

Iridium has determined that it is not practicable to estimate the fair value of the Note. Due to the lack of quoted market prices, Iridium was unable to identify any similar instruments in the market place. The Note is carried at face amount. The Note was converted on October 24, 2009.

Interest Rate Swaps

Iridium accounts for its interest rate swaps on the balance sheet at their respective fair values. As required by Iridium’s credit facilities, management executed four pay-fixed receive-variable interest rate swaps in 2006, all of which were settled on or before September 29, 2009. Iridium hedged $86.0 million of variable interest rate debt as of December 31, 2008. The interest rate swaps were designated as cash flow hedges. The objective for holding these instruments was to manage variable interest rate risk related to Iridium’s $210.0 million credit facilities, by synthetically converting a portion of the variable rate risk to fixed rate interest rate risk. The swaps were structured so that Iridium would pay a fixed rate of interest and receive a variable interest payment, which, to the extent hedged, should offset the variable interest that was being paid on its debt.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

The principal market in which Iridium executes interest rate swap contracts is the retail market. For recognizing the most appropriate value, the highest and best use of Iridium’s derivatives are measured using an in-exchange valuation premise that considers the assumptions that market participants would use in pricing the derivatives. Iridium has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, and credit default swap rates at commonly quoted intervals).

Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity are compared to provide spot rates at resets specified by each swap as well as to discount those future cash flows to present value at the measurement date. Inputs are collected on the last market day of the period. The same rates used to compare the yield curve are used to discount the future cash flows. A credit default swap basis available at commonly quoted intervals is collected and applied to all cash flows when the swap is in an asset position pre-credit effect.

The variable interest rates on the swaps reset every quarter concurrent with the reset of the variable rate on the debt. The fixed rate will not change over the life of the swap. Each quarter-end, the swaps are measured against current interest rates to determine a fair market value. The fair market value is recorded on the balance sheet and the offset to the value, to the extent effective, is recorded in accumulated other comprehensive income. The effectiveness of the swaps in offsetting the gain or loss on the debt is assessed on a contract-by-contract basis quarterly, by regressing historical changes in the value of the swap against the historical change in value of the underlying debt. To establish a value for the underlying debt, a “hypothetical” derivative is created with terms that match the debt (e.g., notional amount, reset rates and terms, maturity) and which has a zero fair value at designation.

Foreign Currency Exchange Contracts

Iridium enters into foreign currency exchange contracts to mitigate foreign currency exposure on a product consulting service contract denominated in foreign currency. Given the variability of its purchase commitments and payment terms under the product consulting service contracts, Iridium has not elected hedge accounting for these foreign currency exchange contracts. Accordingly, the foreign currency exchange contracts are marked to market at each balance sheet date, with the changes in fair value being recognized as a current period gain or loss in the accompanying condensed consolidated statements of operations. The inputs used in measuring the fair value of these instruments are considered to be Level 2 in the fair value hierarchy. The fair market values are based on quoted market values for similar contracts. Subsequent to the closing of the Acquisition, Iridium closed the outstanding contracts, which had no impact to the statements of income.

Derivative Instruments and Hedging Activities

The following table summarizes the gross fair market value of all derivative instruments classified as liabilities (consisting of interest rate swaps and foreign currency exchange contracts) and their location in the accompanying unaudited condensed consolidated balance sheet. Iridium did not hold derivative instruments classified as assets at December 31, 2008.

	Balance Sheet Location	Fair Value
		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$(3,588)

Total derivatives designated as hedging instruments		(3,588)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Accrued expenses and other current liabilities	(1,082)

Total derivatives not designated as hedging instruments		(1,082)

Total derivatives		$(4,670)

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

The following tables summarize the effect of derivative instruments designated as cash flow hedges (interest rate swaps) on Iridium’s results of operations for the period July 1, 2009 to September 29, 2009 and January 1, 2009 to September 29, 2009:

For the Period July 1, 2009 to September 29, 2009

(In thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)

Accumulated other comprehensive loss	$(216)	Interest Expense	$(533)	Interest Expense	$(3)

Total	$(216)		$(533)		$(3)

For Period January 1, 2009 to September 29, 2009

(In thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion)

Accumulated other comprehensive loss	$(295)	Interest Expense	$(2,323)	Interest Expense	$(10)

Total	$(295)		$(2,323)		$(10)

The following tables summarize the effect of derivative instruments not designated as hedges (foreign currency exchange contracts) on Iridium’s results of operations for the period July 1, 2009 to September 29, 2009 and January 1, 2009 to September 29, 2009:

For the Period July 1, 2009 to September 29, 2009

(In thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Foreign currency exchange contracts	Other income	$(4)

Total		$(4)

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

For the Period January 1, 2009 to September 29, 2009

(In thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

Foreign currency exchange contracts	Other income	$298

Total		$298

8. Related Party Transactions

A non-voting board member served on the Board of Directors of Iridium Holdings and was an employee of Wiley Rein LLP as of December 31, 2008. Wiley Rein LLP provides services to Iridium. For the period from January 1, 2009 to September 29, 2009, total fees paid to Wiley Rein LLP were $2.2 million. As of December 31, 2008, the amount owed to Wiley Rein LLP was $0.3 million.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(continued)

9. Earnings Per Unit

Basic earnings per unit is calculated by dividing net income available to Class A Unit holders by the weighted average of the Class A Units outstanding for the period. Net income available to Class A Unit holders gives effect to the net income allocable to Class B Unit holders as if such net income was distributed in the applicable period pursuant to the terms of the LLC Agreement. Diluted earnings per Class A Unit takes into account the conversion of the Note when such effect is dilutive.

	For the Period July 1, 2009 to September 29, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2009 to September 29, 2009	For the Nine Months Ended September 30, 2008
	(In thousands except per unit data)
Numerator:
Net Income	$14,966	$16,938	$53,284	$52,335
Adjustments for Class B Units earnings participation	(4,814)	(5,477)	(17,141)	(16,924)

Net income attributable to Class A Units, basic	10,152	11,461	36,143	35,411
Adjustment for interest on Note	312	—	936	—

Net income attributable to Class A Units, diluted	$10,464	$11,461	$37,079	$35,411

Denominator:
Weighted-average Class A Units outstanding, basic	1,084	1,084	1,084	1,084
Units from assumed conversion of Note	84	—	84	—

Weighted-average Class A Units outstanding, diluted	1,168	1,084	1,168	1,084

Earnings Per Unit:
Basic	$9.37	$10.57	$33.34	$32.67
Diluted	$8.96	$10.57	$31.75	$32.67

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion along with our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, and the audited financial statements of Iridium Holdings LLC included in our proxy statement dated August 28, 2009 filed with the SEC, as well as our unaudited condensed consolidated financial statements and the unaudited condensed consolidated financial statements of Iridium Holdings LLC included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statement include those that express plans, anticipation, intent, contingency, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors,” presented below, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Background and Recent Events

We were formed as GHL Acquisition Corp., a special purpose acquisition company, on November 2, 2007, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. We closed an initial public offering of our common stock on February 21, 2008. All of our activity from November 2, 2007 (inception) through February 21, 2008 related to our formation and initial public offering. From February 21, 2008 through September 29, 2009, our activities were limited to identifying prospective target businesses to acquire and complete a business combination, and we were considered to be in the development stage.

On September 29, 2009, we acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC, or Iridium Holdings. We refer to this transaction as the Acquisition. Iridium Holdings and its two principal subsidiaries were formed under the laws of Delaware in 2000 and were organized as limited liability companies pursuant to the Delaware Limited Liability Company Act. We refer to Iridium Holdings, together with its direct and indirect subsidiaries, as Iridium. On December 11, 2000, Iridium acquired satellite communication assets from Iridium LLC, a non affiliated debtor in possession, pursuant to an asset purchase agreement. Iridium and its affiliates held, and following the Acquisition we hold, various licenses from the FCC and from international regulatory bodies that permit us to conduct our business, including the operation of our satellite constellation.

Pursuant to the terms of the Acquisition, we purchased all of the outstanding equity of Iridium Holdings. Total consideration included 29.4 million shares of our common stock, $77.1 million in cash and the requirement to make a tax benefit payment of $25.5 million in cash to some of the former members of Iridium Holdings, provided that the stated condition precedent in the transaction agreement has been satisfied. Upon closing of the Acquisition, we changed our name from GHL Acquisition Corp. to Iridium Communications Inc.

We accounted for our business combination with Iridium Holdings as a purchase business combination and recorded all assets acquired and liabilities assumed, at their respective Acquisition-date fair values, pursuant to business combination accounting guidance that was effective at the time. Pursuant to this guidance, we were deemed the legal and accounting acquirer and Iridium Holdings the legal and accounting acquiree. Iridium is considered our predecessor and, accordingly, its historical financial statements are deemed to be predecessor financial statements and are presented separately from our financial statements in this Form 10-Q and are included herein.

For the purposes of presenting condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2009, management has determined that the results of Iridium’s operations for the one day period from the closing of the Acquisition to September 30, 2009 were not material. Accordingly, our condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2009 include solely the results of our own pre-Acquisition operations and do not include any results of Iridium. On the other hand, our condensed consolidated balance sheet as of September 30, 2009 does include the assets acquired and liabilities assumed from Iridium. All significant intercompany accounts and transactions have been eliminated in consolidation.

Overview

Following the Acquisition, we are now engaged primarily in providing mobile voice and data communications services via satellite. We are the second largest provider of mobile voice and data communications services via satellite, and the only provider of mobile satellite communications services offering 100% global coverage. Our satellite network provides communications services to regions of the world where existing wireless or wireline networks do not exist or are impaired, including extremely remote or rural land areas, airways, open-ocean, the Polar Regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters. Demand for our mobile satellite services and products is growing as a result of the increasing need for reliable communications services in all locations.

We offer voice and data communications services to the U.S. and foreign governments, businesses, non-governmental organizations and consumers via our constellation of in-orbit satellites, and related ground infrastructure, including a primary commercial gateway. We utilize an interlinked mesh architecture to route traffic across its satellite constellation using radio frequency crosslinks. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

We sell our products and services to commercial end-users exclusively through a wholesale distribution network, encompassing approximately 65 service providers, 120 value-added resellers and 45 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, value-added resellers or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed over 200 unique applications for our products and services targeting specific vertical markets.

At September 30, 2009, we had approximately 359,000 subscribers worldwide (5.6% were subscribers who maintained a suspended account as of September 30, 2009), which represented a 16.1% increase over September 30, 2008. We have a diverse customer base, including end-users in the following vertical markets: land-based handset; maritime; aviation; machine-to-machine, which we refer to as M2M; and government.

We expect continued growth in revenue from both commercial and U.S. government services in the future, although we anticipate growth in U.S. government revenue to be more moderate than growth from commercial revenue sources. While we expect to continue to increase our number of subscribers and revenue, we expect our future growth rates for those measures will be slower than our historical growth rates. We expect future growth will be affected by the current general economic slowdown, increased competition over time, gradual maturation of the satellite communications industry and the difficulty in sustaining high growth rates as we increase in size. We also expect our subscriber equipment revenue to decrease in the future as we lower the price per unit as a result of increased competition and the continued maturation of the market, to incent growth in service revenue.

The impact of adding Iridium assets and liabilities to our balance sheet, and the related acquisition accounting, has resulted in a significant increase in the carrying value of our inventory, property and equipment and intangible assets and accruals. It has also resulted in a decrease in deferred revenue compared with Iridium’s previous deferred revenue. Based on preliminary estimates, which may be adjusted from time to time but no later than September 29, 2010, the carrying value of inventory, property and equipment, intangible assets and accruals increased by approximately $11.1 million, $332.4 million, $87.8 million and $9.4 million, respectively. The increase in intangible assets includes indefinite lived assets. As a result of the purchase accounting adjustments, the cost of subscriber equipment sales, depreciation and amortization will increase in the fourth quarter of 2009 and in future periods as compared to those costs and expenses of Iridium in prior periods. The decrease in the carrying value of deferred revenue of $14.7 million as a result of the Acquisition will result in a decrease in revenue in future periods. In addition, the increase in accruals of $9.4 million will result in a reduction in cost of services (exclusive of depreciation and amortization) in future periods.

As discussed in Note 2 to Iridium’s predecessor financial statements, the condensed consolidated statements of income for the three months ended March 31, 2009 and the nine months ended September 30, 2008 have been restated to give effect to certain reclassification adjustments. The restatement had no impact on Iridium’s income from operations or net income for either period.

Material Trends and Uncertainties

Iridium’s industry and customer base have been growing rapidly as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by the Department of Defense, disaster and relief agencies and emergency first responders;

•	a broad and expanding wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services, particularly among maritime end-users;

•	a general reduction in prices of mobile satellite services equipment; and

•	geographic market expansion through the receipt of licenses in additional countries.

Nonetheless, as we continue the Iridium business, we face a number of challenges and uncertainties, including:

•	our ability to maintain the health, capacity, control and level of service of our satellite network;

•

our ability to obtain capital and external funding to meet our future capital requirements on acceptable terms or at all, including, in particular, the funding for developing Iridium NEXT and related ground infrastructure, products and services;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary gateway and a primary satellite network operations center;

•	the competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial based cellular phone systems and related pricing pressures;

•	our ability to maintain our relationship with U.S. government customers, particularly the Department of Defense;

•	rapid and significant technological changes in the telecommunications industry; and

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations and those of Iridium, as our predecessor, is based upon our consolidated financial statements and those of Iridium, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, property and equipment, long-lived assets, inventory, income taxes, equity-based compensation and other estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies we believe to be most critical to understanding our financial results and condition and those of Iridium, as our predecessor, and that require complex and subjective management judgments are discussed below. Refer to the notes to our condensed consolidated financial statements and those of Iridium for a full discussion of these significant accounting policies.

Revenue Recognition

Iridium derived, and we will now derive, our revenue primarily as a wholesaler of satellite communications products and services. The primary types of revenue include (i) services revenue (access and usage-based airtime fees) and (ii) subscriber equipment revenue. Additionally, we generate sales by providing engineering and support services to commercial and government customers.

Wholesaler of satellite communications products and services

Pursuant to wholesale agreements, we sell products and services to service providers who, in turn, sell the products and services to other distributors or directly to the end-users. Generally, we recognize revenue when services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed or determinable, and collection is probable, as follows:

Contracts with multiple elements

At times, we sell subscriber equipment through multi-element contracts that bundle subscriber equipment with airtime services. When we sell subscriber equipment and airtime services in bundled arrangements that include guaranteed minimum orders and we determine that we have separate units of accounting, we allocate the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. We determine vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment and airtime services when they are sold to customers on a stand-alone basis.

Service revenue sold on a stand-alone basis

Services revenue is generated from our service providers through usage of our satellite system and through fixed monthly access fees per user charged to each service provider. We recognize revenue for usage when the usage occurs. We recognize revenue for fixed-per-user access fees ratably over the period in which the services are provided to the end-user. We recognize revenue from prepaid services when the usage occurs or when the customer’s right to access the unused prepaid services expires. We do not offer refund privileges for unused prepaid services. Deferred prepaid services revenue and access fees are typically earned and recognized as income within one year of customer prepayment. Based on historical information for prepaid services that do not have an expiration date, we records breakage associated with any prepaid account balances for which the likelihood of redemption is remote, which is generally determined after 36 months from issuance.

Subscriber equipment sold on a stand-alone basis

We recognize subscriber equipment sales and the related costs when title to the equipment and the risks and rewards of ownership pass to the customer.

Services and subscriber equipment sold to the U.S. government

We provides airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services and (iii) a tiered pricing plan per device, based on usage, for data services. Revenue related to these services is recognized ratably over the periods in which the services are provided and costs are expensed as incurred. The U.S. government purchases its equipment from a third-party service provider and not directly from us.

Government engineering and support services

We provide maintenance services to the U.S. government’s dedicated gateway in Hawaii. This revenue is recognized ratably over the periods in which the services are provided. We expense costs as incurred.

Other government and commercial engineering and support services

We also provide certain engineering services to assist customers in developing new technologies for use on the satellite system. We recognize the revenue associated with these services when the services are rendered, typically on a percentage of completion method of accounting based on our estimate of total costs expected to complete the contract, and costs are expensed as incurred. We recognize revenue on cost-plus-fixed-fee contracts to the extent of estimated costs incurred plus the applicable fees earned. We consider fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Income and Other Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. We also recognize tax benefits from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits.

Long-Lived Assets

We assess the impairment of long-lived assets when indicators of impairment are present. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. Any impairment loss would be measured as the excess of the assets’ carrying amount over their fair value. Fair value is based on market prices where available, an estimate of market value, or various valuation techniques.

Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed annually or more frequently if indications of potential impairment exist. If the fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized.

Intangible Assets Not Subject to Amortization

A significant portion of our intangible assets are spectrum and trade names and trademarks which are indefinite-lived intangible assets. We reevaluate the useful life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

We test its indefinite-lived intangible assets for potential impairment annually or more frequently if indications of impairment exist. If the fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized.

Intangible Assets Subject to Amortization

Our intangible assets that do not have indefinite lives (primarily customer lists, core developed technology and internally developed software) are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Inventory

Our inventory following the Acquisition consists of subscriber equipment, which includes handsets, L-Band transceivers, Iridium OpenPort, data devices, and related accessories to be sold to customers to access our services and raw materials from third-party manufacturers. We outsource manufacturing of subscriber equipment to a third-party manufacturer and purchase accessories and raw materials from third-party suppliers.

Comparison of Our Results of Operations for the Three Months Ended September 30, 2009 and 2008

We did not have any business operations prior to the Acquisition and we were considered to be in the development stage. All of our activity in 2008 and 2009 through the date of the Acquisition related to our initial public offering and to identifying prospective target businesses to acquire and completing a business combination. Accordingly, we had no revenue in any of the periods presented. Our professional fees increased to $5.7 million for the three months ended September 30, 2009 from $28,000 for the three months ended September 30, 2008, primarily due to legal and advisory fees related to the Acquisition. Our other operating expenses increased to $0.4 million for the three month ended September 30, 2009, from $0.1 million for the three months ended September 30, 2008, primarily due to printing fees related to the equity offering and stockholder meeting and franchise taxes. We determined that the exchange agreements entered into with the holders of 26.8 million warrants were derivative liabilities and the change in fair value of these warrants was $34.1 million for the three months ended September 30, 2009. Other income decreased to $0.2 million in the three months ended September 30, 2009 from $1.9 million for the three months ended September 30, 2008 as a result of lower prevailing interest rates available on our cash, cash equivalents and short-term investment balances. We had an income tax benefit of $0.6 million for the three months ended September 30, 2009 compared to an income tax provision of $0.7 million for the three months ended September 30, 2008. The benefit was due to the loss for the period. The effective tax rate for the three months ended September 30, 2009 was 1.57% compare to 40.28% in the equivalent period in 2008 due to the non-deductibility of certain transaction costs and the tax treatment of the derivative liability for the warrant exchange and repurchase agreements.

Comparison of Iridium’s Results of Operations for the Period July 1, 2009 to September 29, 2009 and the Three Months Ended September 30, 2008

Revenue

Iridium’s total revenue decreased by $3.8 million, or 4.3%, to $84.4 million for the period from July 1, 2009 through September 29, 2009, or the 2009 Quarter Period, from $88.2 million for the three months ended September 30, 2008, due principally to a significant decrease in sales of subscriber equipment, offset in part by increased sales of commercial and government services. Total subscribers increased by approximately 12,000, or 3.6%, during the 2009 Quarter Period to approximately 359,000 compared to an increase of approximately 29,000, or 10.4%, for the three months ended September 30, 2008. Subscriber growth in the 2009 Quarter Period slowed as compared to the three months ended September 30, 2008, primarily due to the economic environment. Of our 359,000 and 309,000 subscribers at September 29, 2009 and September 30, 2008, respectively, 5.6% and 3.2% maintained a suspended account on such respective dates.

Government Services
	Quarter Period Ended September 29, 2009			Three Months Ended September 30, 2008			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Subscribers(1)	ARPU(2)	Revenue	Subscribers	ARPU	Revenue	Subscribers	ARPU
Voice	$13.3	29.6	$151	$13.2	29.4	$146	$0.1	0.2	$5
M2M data	0.2	3.4	21	0.1	1.5	17	0.1	1.9	4
Engineering and support	5.9	—		5.7	—		0.2	—

Total	$19.4	33.0		$19.0	30.9		$0.4	2.1

(1)	Subscriber numbers shown are at the end of the respective period.
(2)

Monthly average revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of subscribers at the beginning of the period and the number of subscribers at the end of the period and then dividing the result by the number of months in the period.

Government Services Revenue. Government services revenue increased by 2.1%, from $19.0 million for the three months ended September 30, 2008 to $19.4 million for the 2009 Quarter Period, due to subscriber growth and a government pricing increase in early 2009. Engineering and support services grew primarily due to a new services contract in 2009. Future growth in voice subscribers and voice revenue may be affected negatively by significant changes to U.S. defense spending offset by anticipated growth in M2M data services subscribers and revenue.

Commercial Services
	Quarter Period Ended September 29, 2009			Three Months Ended September 30, 2008			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Subscribers	ARPU	Revenue	Subscribers	ARPU	Revenue	Subscribers	ARPU
Voice	$39.5	236.4	$56	$32.6	216.8	$52	$6.9	19.6	$4
M2M data(1)	4.3	89.6	17	2.9	61.7	17	1.4	27.9	0
Other	0.1	—		0.2	—		(0.1)	—

Total	$43.9	326.0		$35.7	278.5		$8.2	47.5

(1)	20.3 subscribers at September 29, 2009 and 9.7 subscribers at September 30, 2008 maintained a suspended account.

Commercial Services Revenue

Commercial services revenue increased by $8.2 million, or 23.0%, to $43.9 million for the 2009 Quarter Period from $35.7 million for the three months ended September 30, 2008, due principally to growth of commercial voice service subscribers, and a $5 increase in per user monthly access fees in January 2009. M2M data revenue growth was driven by an increase in the subscriber base and evolving applications, offset slightly by a decline in usage related to the expiration of a special customer promotion in 2008.

Subscriber Equipment Revenues

Subscriber equipment revenue decreased by $12.4 million, or 37.0%, to $21.1 million for the 2009 Quarter Period from $33.5 million for the three months ended September 30, 2008. Decreased subscriber equipment sales were primarily due to lower volumes driven largely by reduced demand for satellite equipment because of the current economic downturn. In addition, unit prices have decreased due to competitive pressures and also to incent future growth in services revenue. We expect equipment prices to continue to decline in future periods.

Operating Expenses

Total operating expenses decreased by $0.4 million, or 0.6%, to $66.1 million for the 2009 Quarter Period from $66.5 million for the three months ended September 30, 2008. This decrease was due primarily to lower cost of the subscriber equipment and lower research and development expenses. This decrease was partially offset by increased cost of services (exclusive of depreciation and amortization) and transaction costs related to the Acquisition.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales include the direct costs of equipment sold which are primarily manufacturing costs, warranty costs and royalties paid for the subscriber equipment intellectual property.

Cost of subscriber equipment sales decreased by $8.2 million, or 44.3%, to $10.3 million for the 2009 Quarter Period from $18.5 million for the three months ended September 30, 2008, due to a decrease in sales of subscriber equipment and lower manufacturing costs.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff and subcontractors, software maintenance, product support services and cost of services for government engineering and support revenue.

Cost of services (exclusive of depreciation and amortization) increased by $2.4 million, or 13.6%, to $20.1 million for the 2009 Quarter Period from $17.7 million for the three months ended September 30, 2008, primarily due to increased engineering and support services related to government revenues and increased operations and maintenance expenses from annual price escalations in Iridium’s satellite network operations and management agreement with The Boeing Company, or Boeing, which we refer to as the O&M Agreement.

Selling, General and Administrative

Selling, general and administrative expenses include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care.

Selling, general and administrative expenses increased by $2.2 million, or 14.5%, to $17.4 million for the 2009 Quarter Period from $15.2 million for the three months ended September 30, 2008, due to accelerated vesting of certain employee share-based awards as a result of the Acquisition, higher licensing and regulatory fees, and additional software maintenance costs for billing and corporate systems related to business expansion, partly offset by lower legal fees and employee incentive costs.

Research and Development

Research and development expenses decreased by $6.1 million, or 59.8%, to $4.1 million for the 2009 Quarter Period from $10.2 million for the three months ended September 30, 2008, primarily as a result of a significant decrease in expenses related to the Iridium NEXT project and to a lesser extent, reduced spending on product development.

Depreciation and Amortization

Depreciation and amortization expenses increased by $0.5 million, or 16.1%, to $3.6 million for the 2009 Quarter Period from $3.1 million for the three months ended September 30, 2008, largely as a result of additional depreciation associated with new assets placed in service, primarily equipment and software for our satellite network operations center, gateway and corporate systems.

Transaction Costs

Transaction costs related to the Acquisition increased from $1.8 million for the three months ended September 30, 2008 to $10.6 million for the 2009 Quarter Period. This increase of $8.8 million is due to increased legal and advisory fees.

Other (Expense) Income

Interest Expense

Interest expense decreased by $1.0 million, or 21.7%, to $3.6 million for the 2009 Quarter Period from $4.6 million for the three months ended September 2008. This decrease resulted from lower prevailing interest rates on the credit facility and a lower outstanding balance of Iridium Holdings’ debt as mandatory prepayments on the credit facilities were made in the fourth quarter of 2008 and the second quarter of 2009 pursuant to the amendment of the credit facilities agreements.

Interest Income and Other Income (Expense), Net

Interest income and other income (expense), net was $0.2 million in the 2009 Quarter Period and was ($0.2) million for the three months ended September 30, 2008. An increase in foreign currency transaction gains was partly offset by a decrease in interest income resulting from lower prevailing interest rates available on our cash, cash equivalents and short-term investment balances.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2009 and 2008

We had no revenue in any of the periods presented. Our professional fees increased to $6.2 million for the nine months ended September 30, 2009 from $0.1 million for the nine months ended September 30, 2008, primarily due to legal and advisory fees related to the Acquisition. Our other operating expenses increased to $0.6 million for the nine months ended September 30, 2009, from $0.2 million for the nine months ended September 30, 2008, primarily due to printing fees related to the equity offering and stockholder meeting and franchise taxes. We determined that the exchange agreements entered into with the holders of 26.8 million warrants were derivative liabilities and the change in fair value of these warrants was $34.1 million for the nine months ended September 30, 2009. Other income decreased to $1.0 million in the nine months ended September 30, 2009 from $4.9 million for the nine months ended September 30, 2008 as a result of lower prevailing interest rates available on our cash, cash equivalents and short-term investment balances. We had an income tax benefit of $0.6 million for the nine months ended September 30, 2009 compared to an income tax provision of $2.1 million for the nine months ended September 30, 2008. The benefit was due to the loss for the period. The effective tax rate for the nine months ended September 30, 2009 was 1.54% compared to 45.03% in the equivalent period in 2008 due to the non-deductibility of certain transaction costs and the tax treatment of the derivative liability for the warrant exchange and repurchase agreement.

Comparison of Iridium’s Results of Operations for the Period January 1, 2009 to September 29, 2009 and the Nine Months Ended September 30, 2008

Revenue

Total revenue decreased by $1.3 million, or less than 1%, to $242.9 million for the period from January 1, 2009 through September 29, 2009, or the 2009 Nine-Month Period, from $244.2 million for the nine months ended September 30, 2008, due principally to a significant decrease in sales of subscriber equipment, offset by increased sales of commercial and government services. Total subscribers increased by approximately 39,000, or 12.2%, during the 2009 Nine-Month Period to approximately 359,000 compared to an increase of approximately 75,000, or 32.1%, during the nine months ended September 30, 2008. Subscriber growth slowed in the 2009 Nine-Month Period as compared to the nine months ended September 30, 2008, primarily due to the economic environment.

Government Services
	Nine-Month Period Ended September 29, 2009			Nine Months Ended September 30, 2008			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Subscribers	ARPU	Revenue	Subscribers	ARPU	Revenue	Subscribers	ARPU
Voice	$39.6	29.6	$149	$39.1	29.4	$145	$0.5	0.2	$4
M2M data	0.5	3.4	21	0.2	1.5	15	0.3	1.9	6
Engineering and support	15.9	—		9.5	—		6.4	—

Total	$56.0	33.0		$48.8	30.9		$7.2	2.1

Government Services Revenue

Government services revenue increased by 14.8%, from $48.8 million in 2008 to $56.0 million for the 2009 Nine-Month Period, primarily as a result of engineering and support services contracts as work started on new phases of existing contracts and a new contract in 2009. In addition, voice services revenue increased primarily due to price increases implemented in January 2009, and M2M data subscribers increase was driven primarily by subscriber growth. Future growth in voice subscribers and voice revenue may be negatively impacted by significant changes in U.S. defense spending offset by anticipated growth in M2M data services subscribers and revenue.

Commercial Services
	Nine-Month Period Ended September 29, 2009			Nine Months Ended September 30, 2008			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Subscribers	ARPU	Revenue	Subscribers	ARPU	Revenue	Subscribers	ARPU
Voice	$108.2	236.4	$53	$89.3	216.8	$51	$18.9	19.6	$2
M2M data (1)	12.1	89.6	17	7.6	61.7	18	4.5	27.9	(1)
Other	0.4	—		0.7	—		(0.3)	—

Total	$120.7	326.0		$97.6	278.5		$23.1	47.5

(1)	20.3 subscribers at September 29, 2009 and 9.7 subscribers at September 30, 2008 maintained a suspended account.

Commercial Services Revenue

Commercial services revenue increased by $23.1 million, or 23.7%, to $120.7 million for the 2009 Nine-Month Period from $97.6 million for the first nine months of 2008, due principally to growth of commercial voice service subscribers, and a $5 increase per user in monthly access fees in January 2009. M2M data revenue growth was driven principally by evolving applications, and an increase in the subscriber base offset slightly by a decline in usage related to the expiration of a special customer promotion in 2008.

Subscriber Equipment Revenue

Subscriber equipment sales decreased by $31.6 million, or 32.3%, to $66.2 million for the 2009 Nine-Month Period from $97.8 million for the nine months ended September 30, 2008. Decreased subscriber equipment sales were primarily due to lower volumes driven largely by reduced demand for satellite equipment caused by the current economic downturn. In addition, unit prices have decreased due to competitive pressures and also to incent future growth in services revenue. We expect equipment prices to continue to decline in future periods.

Operating Expenses

Total operating expenses decreased by $0.7 million, or less than 1.0%, to $177.5 million for the 2009 Nine-Month Period from $178.2 million for the nine months ended September 30, 2008. This decrease was due primarily to lower cost of subscriber equipment due to a decrease in sales and lower research and development expenses. This decrease was offset by increased cost of services (exclusive of depreciation and amortization) and transaction costs.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased by $22.1 million, or 40.0%, to $33.2 million for the 2009 Nine-Month Period from $55.3 million for the first nine months of 2008, due to a decrease in sales of subscriber equipment and lower manufacturing costs.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) increased by $9.2 million, or 18.5%, to $59.0 million for the 2009 Nine-Month Period from $49.8 million for the nine months ended September 30, 2008, primarily due to increased engineering and support services related to government revenues, along with increased operations and maintenance expenses from annual price escalations in the O&M Agreement.

Selling, General and Administrative

Selling, general and administrative expenses increased by $3.9 million, or 9.6%, to $44.5 million for the 2009 Nine-Month Period from $40.6 million for the first nine months of 2008 due to accelerated vesting of certain employee share-based awards as a result of the Acquisition, higher licensing and regulatory fees, and additional software maintenance costs for billing and corporate systems from our business expansion, partly offset by lower legal fees.

Research and Development

Research and development expenses decreased by $3.7 million, or 17.5%, to $17.4 million for the 2009 Nine-Month Period from $21.1 million for the nine months ended September 30, 2008, primarily as a result of a significant decrease in expenses related to L-Band Transceiver project, Iridium NEXT project and reduced spending on Iridium OpenPort as development for that product was completed in 2008.

Depreciation and Amortization

Depreciation and amortization expenses increased by $1.9 million, or 21.1%, to $10.9 million for the 2009 Nine-Month Period from $9.0 million for the nine months ended September 30, 2008, primarily as a result of additional depreciation associated with new assets placed in service, primarily equipment and software for our satellite network operations center, gateway and corporate systems.

Transaction Costs

Transaction costs related to the Acquisition increased from $2.4 million for the nine months ended September 30, 2008 to $12.5 million for the 2009 Nine-Month Period. This increase of $10.1 million was due to increased legal and advisory fees.

Other (Expense) Income

Interest Expense

Interest expense decreased by $1.5 million, or 10.5%, to $12.8 million for the 2009 Nine-Month Period from $14.3 million for the first three quarters of 2008. This decrease resulted from lower prevailing interest rates on the credit facilities and a lower outstanding balance on Iridium Holdings’ debt as mandatory prepayments on the credit facilities were made in the fourth quarter of 2008 and the second quarter of 2009 pursuant to the amendment of the credit facilities agreement.

Interest and Other Income

Interest and other income was $0.7 million in the 2009 Nine-Month Period and was $0.6 million in 2008. An increase in foreign currency transaction gains was offset by a decrease in interest income resulting from lower prevailing interest rates available on our cash, cash equivalents and short-term investment balances.

Liquidity and Capital Resources

Our principal sources of liquidity are existing cash and internally generated cash flow. Our principal liquidity requirements are to meet working capital, research and development and capital expenditure needs, including the development of Iridium NEXT.

We believe that our sources of liquidity will provide sufficient funds for us to meet our liquidity requirements for the next 12 months, exclusive of requirements in connection with the continued development of Iridium NEXT. We anticipate entering into contracts for the design, manufacturing and deployment of Iridium NEXT which will require substantial capital over the next 12 months and thereafter for which we will need to secure financing.

We expect to fund a majority of the costs associated with Iridium NEXT from internally generated cash flows, revenues from secondary payloads and warrant proceeds. We expect to finance the remaining cost of Iridium NEXT with additional debt and/or equity financing. If future internally generated cash flows and revenue from hosting secondary payloads are below expectations, the cost of developing Iridium NEXT is higher than anticipated or warrant proceeds are not realized, we will require additional external funding. Since we have not yet entered into an agreement with a prime contractor for Iridium NEXT, the exact amount and timing of the payments under any such agreement is uncertain. If the timing or amount of our payments under an agreement with our prime contractor are due sooner than expected or are larger than anticipated, we may not have sufficient liquidity for the foreseeable future. Our ability to obtain additional funding for Iridium NEXT may be adversely impacted by a number of factors, including the global economic crisis and related tightening of the credit markets. We cannot assure you that we will be able to obtain such additional liquidity on reasonable terms, or at all. If we are not able to secure such financing, we would need to delay some or all of the elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements is also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

In addition, pursuant to the O&M Agreement, we have issued to Boeing a $15.4 million cash-collateralized letter of credit as collateral for specified obligations under this agreement, which is included in the long-term restricted cash in our condensed consolidated balance sheet as of September 30, 2009. A deferred Acquisition payment of $25.5 million in cash is included as a current liability in our condensed consolidated balance sheet as of September 30, 2009. Under certain circumstances, each of the U.S. government, Boeing and Motorola Inc., or Motorola, has the unilateral right to require the de-orbit of our satellite constellation. We have concluded that each of the foregoing de-orbit rights meets the definition of a legal obligation and we do not believe the U.S. government, Boeing or Motorola will exercise their respective de-orbit rights. Certain pre-Acquisition claims are contractual contingencies and accordingly have been measured at fair value at the Acquisition date for $11.7 million; while we believe that an adverse outcome of the contingencies is not probable, it is likely some payment will be required in the next 12 months.

Cash and Indebtedness

Our total cash and cash equivalents were $136.6 million at September 30, 2009. Our only indebtedness at that time was the Note, which was subsequently converted into shares of our common stock on October 24, 2009. Our total contractual obligations as of September 30, 2009 were approximately $301.1 million, which includes payments under the O&M Agreement, the Acquisition tax benefit payment, our agreement with manufacturing of devices and various commitments with other vendors.

Cash Flows

The following section highlights our cash flows for the nine months ended September 30, 2009 and the nine months ended September 30, 2008, and Iridium’s cash flows for the 2009 Nine-Month Period and the nine months ended September 30, 2008:

Our Cash Flows

Cash Flows from Operating Activities

Our net cash used in operating activities for the nine months ended September 30, 2009 was $16.6 million compared to $0.8 million provided by operating activities during the same period in 2008. The largest uses of cash were payments totaling $7.6 million for pre-Acquisition liabilities and Acquisition costs of $6.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2009 was $383.7 million compared to net cash used of $400.2 million in the same period of 2008. This increase was due to $402.8 million of funds transferred from the trust account into operations and $58.0 million of cash acquired from Iridium, offset by $77.1 million paid to the sellers as a result of the Acquisition.

Cash Flows from Financing Activities

Net cash used in financing activities was $230.6 million for the nine months ended September 30, 2009 and was primarily attributable to $164.9 million for the purchase of shares, a $91.7 million payment to holders of Common Stock who elected to convert their shares into a pro rata portion of the trust account and repayments of all outstanding amounts under Iridium’s credit facilities of $113.6 million, partly offset by $148.8 million in net proceeds from our public offering on September 29, 2009. Net cash provided by financing activities for the nine months ended September 30, 2008 was $399.7 million primarily resulting from the proceeds of the public offering on February 1, 2008 of $400.0 million.

Iridium’s Cash Flows

Cash Flows Provided by Operating Activities

Iridium’s net cash provided by operating activities for the 2009 Nine-Month Period increased to $64.2 million from $61.6 million for the nine months ended September 30, 2008. This increase of $2.6 million was primarily attributable to previously accrued Acquisition related payments, including equity compensation and the settlement of interest rate swaps paid by the Company on behalf of Iridium.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the 2009 Nine-Month Period decreased to $7.7 million from $9.2 million for the nine months ended September 30, 2008. This decrease was attributable primarily to lower capital costs related to equipment and software for Iridium’s satellite and network operations, gateway and corporate systems, which were placed in service in 2008.

Iridium’s capital expenditures consisted primarily of the hardware and software upgrades to maintain its ground infrastructure and a portion of the expenses related to the development of Iridium OpenPort. These also include upgrades to our billing system to enable customer billing of new products and services.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the 2009 Nine-Month Period increased to $23.3 million from $9.9 million for the nine months ended September 30, 2008, primarily due to the mandatory $15.0 million prepayment during the second quarter of 2009 by the amendment of the credit facilities agreements.

Off-Balance Sheet Transactions

We do not currently have, nor have we or Iridium had in the last three years, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

Iridium’s results of operations have been subject to seasonal usage changes for commercial customers and our results will be affected by similar seasonality going forward. April through October are typically the peak months for commercial services revenue and subscriber equipment sales. U.S. government revenue is less subject to seasonal usage changes since a portion of the revenue is derived from fixed fees per user rather than usage fees.

Related Party Transactions

For a description of related party transactions, see “Certain Relationships and Related Party Transactions” in our proxy statement dated August 28, 2009 filed with the SEC.

Recent Accounting Pronouncements

In December 2007, the FASB issued accounting guidance on business combinations that requires the acquiring entity to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. The accounting guidance also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. We adopted the accounting guidance for business acquisitions effective January 1, 2009.

In June 2009, the FASB issued accounting guidance on financial reporting by companies involved with variable interest entities. The new guidance requires a company to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, a company is required to assess whether it has implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires enhanced disclosures that provide more transparent information about a company’s involvement with a variable interest entity. The new guidance is effective for us beginning with 2010. We have not yet determined the impact of the adoption of the new guidance on our financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value,” or ASU 2009-05. ASU 2009-05 clarifies that in circumstances in which a quoted market price in an active market for the identical liability is not available; a reporting entity is required to measure fair value using one of several acceptable valuation techniques. ASU 2009-05 also clarifies (i) that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating the existence of a restriction that prevents the transfer of the liability and (ii) that both a “quoted price in an active market for the identical liability at the measurement date” and the “quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required” are Level 1 fair value measurements. ASU 2009-05 is effective in the fourth quarter of 2009. We have not yet determined the impact of the adoption of ASU 2009-05 on our financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-13. ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We have not yet determined the impact of the adoption of ASU 2009-13 on our financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update 2009-14, “Software (Topic 985) Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-14. ASU 2009-14 changes the accounting for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components, that function together to deliver the tangible product’s essential functionality, are no longer within the scope of existing software revenue guidance. ASU 2009-14 requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance, and provides guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. ASU 2009-14 also requires that if software contained in the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance. This exclusion includes essential software that is sold with or embedded within the tangible products essential software. ASU 2009-14 also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that include both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We have not yet determined the impact of the adoption of ASU 2009-13 on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we do not face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of this cash is swept nightly into a money market fund with a diversified portfolio. We perform credit evaluations of our customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers. We maintain our cash and cash equivalents with financial institutions with high credit ratings. We maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

As a result of our Acquisition of Iridium Holdings, management has identified several changes in our internal controls over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, including changes related to our controls over significant transactions and accounting for equity derivative instruments. We are in the process of completing but have not yet completed our internal documentation of all the changes in our internal controls over financial reporting.

To specifically address the changes identified in our internal controls over financial reporting, we developed and performed additional analytical and substantive procedures during our quarter closing process. Management believes that these additional procedures provide reasonable assurance that our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009, are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

Inherent Limitations on Disclosure Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, in the normal course of business, we are party to various pending claims and lawsuits. We are not aware of any such actions as of the date of this Form 10-Q that are expected to have a material impact on our financial statements.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Our business plan depends on both increased demand for mobile satellite services and our ability to successfully implement it.

Our business plan is predicated on growth in demand for mobile satellite services. Demand for mobile satellite services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell products and services, develop and successfully market new products and services and could exert downward pressure on prices. Any decline in prices would decrease our revenues and profitability and negatively affect our ability to generate cash for investments and other working capital needs.

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•	our ability to maintain the health, capacity and control of our existing satellite network;

•

our ability to contract for the design, build and launch of Iridium NEXT and related ground infrastructure, products and services, including the financing thereof and, once launched, our ability to maintain the health, capacity and control of such satellite constellation;

•	the level of market acceptance and demand for our products and services;

•	our ability to introduce innovative new products and services that satisfy market demand;

•	our ability to obtain additional business using our existing spectrum resources both in the United States and internationally;

•	our ability to sell our products and services in additional countries;

•	our ability to maintain our relationship with U.S. government customers, particularly the Department of Defense;

•

the ability of our distributors to market and distribute our products, services and applications effectively and their continued development of innovative and improved solutions and applications for our products and services;

•	the effectiveness of our competitors in developing and offering similar services and products; and

•	our ability to maintain competitive prices for our products and services and control costs.

We will need additional capital to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities. If we fail to obtain sufficient capital, we will not be able to successfully implement our business plan.

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades will be approximately $2.7 billion. We expect to fund a majority of these costs from internally generated cash flows, revenues from secondary payloads and warrant proceeds. However, there can be no assurance that we will be able to obtain sufficient capital to implement our business plan, due to increased costs, lower revenues or inability to obtain additional financing. If we do not obtain such funds, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities will be impaired.

The recent global economic crisis and related tightening of credit markets has also made it more difficult and expensive to raise capital. Our ability to obtain additional capital to finance Iridium NEXT and related ground infrastructure, products and services, and other capital requirements may be adversely impacted by the continuation of these market conditions. We have engaged Goldman, Sachs & Co. as our lead global advisor to help secure the funding necessary to design, build and launch Iridium NEXT, although we cannot assure you that we will have access to sources of financing on reasonable terms, or at all. If we are unable to obtain sufficient financing on acceptable terms, we may not be able to fully implement our business plan as currently projected, if at all, which would limit the development of our business and our future growth.

In addition, in the event that we are able to obtain financing, our future agreements governing our indebtedness may require us to carry in-orbit insurance which we do not currently have and may contain a number of significant restrictions and covenants that limit our ability to, among other things:

•	incur or guarantee additional indebtedness;

•	pay dividends or make distributions to our stockholders;

•	make investments, acquisitions or capital expenditures;

•	grant liens on our assets;

•	enter into transactions with our affiliates;

•	merge or consolidate with other entities or transfer all or substantially all of our assets; and

•	otherwise transfer or sell assets.

We may also be required to maintain compliance with specified financial covenants. Complying with these restrictive covenants may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If its indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our indebtedness is in default for any reason, our business, financial condition and results of operations may be materially and adversely affected. In addition, complying with these covenants may cause us to take actions that are not favorable to holders of our securities and may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions.

Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.

Since we introduced commercial services in 2001, six of our satellites have failed in orbit, which has resulted in either the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, and one satellite was lost as a result of a collision with a non-operational Russian satellite. While we expect our current constellation to provide a commercially acceptable level of service through 2014, we cannot guarantee we will be able to provide such level of service through 2014 or through the transition period to Iridium NEXT. Also, our satellites have already exceeded their original design lives and the actual useful lives of our satellites may be shorter than we expect. In addition, additional satellites may fail or collide with space debris or other satellites in the future, and we cannot assure you that our in-orbit spare satellites will be sufficient to replace such satellites or that we will be able to replace them in a timely manner.

In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, and solar or other astronomical events, including solar radiation and flares and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. As our constellation has aged, some of our satellites have experienced individual component failures affecting their coverage or transmission capacity and other satellites may experience such failures in the future, which could adversely affect the reliability of their service. As a result, fewer than 66 of our in-orbit satellites are likely to be fully functioning at any time. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge reflecting its net book value.

We have categorized three types of anomalies among the satellites in our constellation that, if they materialize throughout the satellite constellation, have the potential for a significant operational impact. These include: (i) a non-recoverable anomalous short circuit in a satellite’s Integrated Bus Electronics, or IBE; (ii) excessive power subsystem degradation resulting from satellite battery wear-out or excessive loss of solar array power output; and (iii) failures in critical payload electronic parts arising from accumulated radiation exposure.

We experienced our first satellite failure in July 2003. This failure was attributed to a non-recoverable anomalous short circuit in the satellite’s IBE. Two additional satellites failed as a result of this anomaly in August 2005 and December 2006. In part, as a response to this anomaly, we have implemented several procedures across our constellation to attempt to mitigate the severity of a similar anomaly in the future and/or prevent it from resulting in mission-critical failures of its other satellites. These procedures include reducing the peak operating temperature of the IBE during portions of the solar season, as well as modifying the on-board software of our satellites to immediately carry out certain autonomous actions upon detecting future occurrences of this type of anomaly. However, there can be no assurance such procedures will be effective.

We have experienced three additional satellite failures unrelated to IBE short circuits. In April 2005, one of our satellites failed as a result of a radiation-induced single event upset anomaly, which corrupted the satellite’s on-board time reference. Accurate time reference is critical to determine a satellite’s ephemeris (its orbital location with respect to the earth), attitude (its pointing direction) and the sun’s position. In December 2005, we were unable to remedy a failure in the crosslink digital reference oscillator of another of our satellites, resulting in the satellite’s failure. Failure of the digital reference oscillator disables the affected satellite’s crosslinks and, thus, its ability to communicate with the rest of the satellite constellation. More recently, in July 2008, another of our satellites experienced an attitude control anomaly as a result of sudden loss of communications between its IBE and its primary space vehicle and routing computer. The nature of this anomaly coupled with the software state of the vehicle at the time (resulting from an on-board software fault response to a prior anomaly) resulted in the inability of the on-board software to correct the computer communications anomaly and control of the satellite was lost.

From time to time, we are advised by our customers and end-users of temporary intermittent losses of signal cutting off calls in progress, preventing completions of calls when made or disrupting the transmission of data. If the magnitude or frequency of such problems increase and we are no longer able to provide a commercially acceptable level of service, our business and financial results would be hurt and our ability to complete our business plan would be compromised.

We may be required in the future to make further changes to our constellation to maintain or improve its performance. Any such changes may require prior FCC approval and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. In addition, from time to time we may reposition our satellites within the constellation in order to optimize our service, which could result in degraded service during the repositioning period. Although there are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, the physical repair of our satellites in space is not feasible.

Additional satellites may collide with space debris or another spacecraft, which could adversely affect the performance of our constellation and business.

On February 10, 2009, we lost an operational satellite as a result of a collision with a non-operational Russian satellite. Although we have some ability to actively maneuver our satellites to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, insufficient and unreliable data to predict potential collisions and the inaccuracy of conjunction assessments. If our constellation experiences additional satellite collisions with space debris or other spacecrafts, our ability to operate our constellation may be impaired.

The space debris created by the recent satellite collision may cause damage to other spacecraft positioned in a similar orbital altitude.

The collision of one of our satellites with a non-operational Russian satellite created a space debris field in the orbital altitude where the collision occurred, and thus increased the risk of space debris damaging or interfering with the operation of our satellites, which travel in this orbital altitude, and satellites owned by third parties, such as U.S. or foreign governments or agencies and other satellite operators. Although there are tools used by us and providers of tracking services (such as the U.S. Joint Space Operations Center) to detect, track and identify space debris, we or third parties may not be able to maneuver the satellites away from such debris in a timely manner. Any such collision could potentially expose us to significant losses and liability.

As our product portfolio expands, our failure to manage growth effectively could impede our ability to execute our business plan and we may experience increased costs or disruption in our operations.

We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to operate as a public company and managing the growth of our business. As our product portfolio continues to expand, the responsibilities of our management team and the company resources also grow. Consequently, we may further strain our management and the company resources with the increased administrative burdens associated with a larger, more complex product portfolio. Our failure to meet these challenges as a result of insufficient management or other resources could significantly impede our ability to execute our business plan. To properly manage our growth, we need to hire and retain personnel, upgrade our existing operational management and financial and reporting systems and improve our business processes and controls. Failure to effectively manage the expansion of our product portfolio in a cost-effective manner could result in declines in product and service quality and customer satisfaction, increased costs or disruption of our operations.

If we experience operational disruptions with respect to our commercial gateway or operations center, we may not be able to provide service to our customers.

Our commercial satellite network traffic is supported by a primary ground station gateway in Tempe, Arizona. In addition, we operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. Currently, we do not have a back-up facility for our gateway and we would not be able to implement our backup to the Virginia operations center in real time if either of those facilities experienced a catastrophic failure. Both facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events and would be difficult to replace or repair and could require substantial lead-time to do so. Material changes in the operation of these facilities may be subject to prior FCC approval and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateway and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failure, delays in deliveries or regulatory issues. Any such failure would impede our ability to provide service to our customers.

If we are unable to effectively develop and deploy Iridium NEXT before our current satellite constellation ceases to provide a commercially acceptable level of service, our business will suffer.

We are currently developing Iridium NEXT, which we expect to commence launching in 2014. While we expect our current constellation to provide a commercially acceptable level of service through 2014, we cannot guarantee it will provide a commercially acceptable level of service through 2014 or through the transition period to Iridium NEXT. If we are unable, for any reason, including as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve and/or maintain orbital placement or delays in receiving regulatory approvals, to deploy Iridium NEXT before our current constellation ceases to provide a commercially acceptable level of service or if we experience backward compatibility problems with our new constellation once deployed, we will likely lose customers and business opportunities to our competitors, resulting in a decline in revenues and profitability as our ability to provide a commercially acceptable level of service is impaired.

Iridium NEXT may not be completed on time, and the costs associated with it may be greater than expected.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades will be approximately $2.7 billion. We may not complete Iridium NEXT and related infrastructure, products and services on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. Development of Iridium NEXT may suffer from delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	lower than anticipated internally generated cash flows;

•	lower than expected secondary payload funding;

•	the failure to receive proceeds from the exercise of our outstanding warrants;

•	our inability to obtain capital to finance Iridium NEXT and related ground infrastructure, products and services on acceptable terms or at all;

•	requirements imposed by financing sources;

•	engineering or manufacturing performance falling below expected levels of output or efficiency;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	non-performance by third-party contractors, including the prime system contractor;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of a new or unproven launch vehicle;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	increases in the costs of materials;

•	changes in project scope;

•	additional requirements imposed by changes in laws; or

•	severe weather or catastrophic events such as fires, earthquakes, storms or explosions.

While we expect to fund a majority of the costs associated with Iridium NEXT from internally generated cash flows, revenues from secondary payloads and warrant proceeds, we will need to raise additional debt or equity to finance the rest of such costs, including amounts arising from cost-overruns or if internally generated funds or secondary payload funding are less than anticipated. Such capital may not be available to us on acceptable terms or at all.

If any of the above events occur, they could have a material adverse effect on our ability to continue to develop Iridium NEXT and related infrastructure, products and services.

Loss of any Iridium NEXT satellite during launch could delay or impair our ability to offer our services, and launch insurance, to the extent available, will not fully cover this risk.

The launch of our Iridium NEXT satellites could be subject to delays and risks. See “—If we are unable to effectively develop and deploy Iridium NEXT before our current satellite constellation ceases to provide a commercially acceptable level of service, our business will suffer” above for more information. We expect to insure a portion of the launch of our Iridium NEXT satellites and self-insure the remaining portion. Launch insurance currently costs approximately 10% to 20% of the insured value of the satellites launched (including launch costs), but may vary depending on market conditions and the safety record of the launch vehicle. In addition, we expect any launch insurance policies that we obtain to include specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage arising from acts of war, lasers and other similar potential risks for which exclusions are customary in the industry. If launch insurance rates were to rise substantially, our future launch costs could increase. It is also possible that insurance could become unavailable or prohibitively expensive, either generally or for a specific launch vehicle or that new insurance could be subject to broader exclusions on coverage or limitations on losses, in which event we would bear the risk of launch failures. Even if a lost satellite is fully insured, acquiring a replacement satellite may be difficult and time consuming and could delay the deployment of Iridium NEXT. Furthermore, launch insurance typically does not cover lost revenue.

We may be unable to obtain and maintain in-orbit liability insurance, and the insurance we obtain may not cover all liabilities to which we may become subject.

Pursuant to our transition services, products and asset agreement with Motorola and pursuant to the agreement between us, The Boeing Company, or Boeing, Motorola and the U.S. government, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy (together with the de-orbiting endorsement) covers amounts that we and other named parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting our satellite constellation. The current policy has a one-year term, which expires December 12, 2009. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-

orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. Our failure to renew our current in-orbit liability insurance policy or obtain a replacement policy would trigger de-orbit rights held by the U.S. government, Motorola and Boeing, which, if exercised, would adversely affect our ability to provide commercially acceptable level of services. See “—The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our constellation upon the occurrence of certain events” below for more information. In addition, even if we continue to maintain any in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from acts of war, insurrection, terrorism or military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference and interference with the use of property.

In addition to our in-orbit liability insurance policy, Motorola maintains product liability insurance to cover its potential liability as the manufacturer of the satellites. Motorola may not in the future be able to renew its product liability coverage on reasonable terms and conditions, or at all. Any failure by Motorola to maintain its insurance could increase our exposure to third-party damages that may be caused by any of our satellites.

We do not maintain in-orbit insurance covering losses from satellite failures or other operational problems affecting our constellation.

We do not maintain in-orbit insurance covering losses that might arise as a result of a satellite failure or other operational problems affecting our constellation and our future lenders may require us to obtain and maintain such insurance. We may not be able to obtain such insurance on acceptable terms, if at all. If we are not able to obtain in-orbit insurance in the face of a covenant requiring us to do so, we may be unable to obtain a waiver which would trigger an event of default and would likely accelerate repayment of all outstanding borrowings. Even if we obtain in-orbit insurance in the future, the coverage may not be sufficient to compensate us for satellite failures and other operational problems affecting our satellites. As a result, a failure of one or more of our satellites or the occurrence of equipment failures and other related problems would constitute an uninsured loss and could harm our financial condition.

We may be negatively affected by current global economic conditions.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as individual consumers, businesses and governments may postpone spending in response to tighter credit, negative financial news, declines in income or asset values or budgetary constraints. Reduced demand for our products and services would cause a decline in our revenues and make it more difficult for us to operate profitably and could compromise our ability to pursue our business plan. While we expect the number of our subscribers and revenues to continue to grow, we expect the future growth rate will be slower than our historical growth and may not continue in every quarter of every year. We expect our future growth rate will be impacted by the current economic slowdown, increased competition, maturation of the satellite communications industry and the difficulty in sustaining high growth rates as we increase in size. Any substantial appreciation of the U.S. dollar may also negatively impact our growth by increasing the cost of our products and services in foreign countries.

We could lose market share and revenues as a result of increasing competition from companies in the wireless communications industry, including cellular and other satellite operators, and from the extension of land-based communication services.

We face intense competition in all of our markets, which could result in a loss of customers and lower revenues and make it more difficult for us to enter new markets. We compete primarily on the basis of coverage, quality, portability and pricing of services and products.

There are currently six other satellite operators providing services similar to ours on a global or regional basis: Inmarsat, Globalstar, Orbcomm, SkyTerra, Thuraya and Asia Cellular Satellites. In addition, several regional mobile satellite services companies, including ICO, TerreStar and SkyTerra, are attempting to exploit their spectrum positions into a U.S. consumer mobile satellite services business. The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand or as a result of aggressive discounting by some operators under financial pressure to expand their respective market share. Some satellite operators, for example, subsidize the prices of their products, such as satellite handsets. In addition, we may face competition from new competitors or new technologies. For example, we may face competition for our land-based services in the United States from incipient Ancillary Terrestrial Component, or ATC, service providers who are currently raising capital and designing a satellite operating business and a terrestrial component around their spectrum holdings. As a result of competition, we may not be able to successfully retain our existing customers and attract new customers.

In addition to our satellite-based competitors, terrestrial voice and data service providers, both wireline and wireless, are expanding into rural and remote areas and providing the same general types of services and products that we provide through our satellite-based system. Although satellite communications services and terrestrial communications services are not perfect substitutes, the two compete in some markets and for some services. Consumers generally perceive terrestrial wireless voice communication products and services as cheaper and more convenient than those that are satellite-based. Many of our terrestrial competitors have greater resources, wider name recognition and newer technologies than we do. In addition, industry consolidation could hurt us by increasing the scale or scope of our competitors and thereby making it more difficult for us to compete.

Much of the hardware and software we use in operating our gateway was designed and manufactured over ten years ago and portions are becoming more difficult and expensive to service, upgrade or replace.

Much of the hardware and software we use in operating our gateway was designed and manufactured over ten years ago and portions are becoming obsolete. As they continue to age, they may become less reliable and will be more difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware. Our business plan contemplates updating or replacing some of the hardware and software in our network, however, the age of our existing hardware and software may present us with technical and operational challenges that complicate or otherwise make it not feasible to carry out our planned upgrades and replacements, and the expenditure of resources, both from a monetary and human capital perspective, may exceed our estimates. Without upgrading and replacing our equipment, obsolescence of the technologies that we use could have a material adverse affect on our revenues, profitability and liquidity.

Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures.

The space and communications industries are subject to rapid advances and innovations in technology. We may face competition in the future from companies using new technologies and new satellite systems. New technology could render our system obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than our current constellation or Iridium NEXT, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure by us to implement new technology within our system may compromise our ability to compete.

Use by our competitors of L-band spectrum for terrestrial services could interfere with our services.

In February 2003, the FCC adopted rules that permit satellite service providers to establish ATC networks. ATC frequencies are designated in previously satellite-only bands. The implementation of ATC services by satellite service providers in the United States or other countries may result in increased competition for the right to use L-band spectrum in the 1.6 GHz band, which we use to provide our services, and such competition may make it difficult for us to obtain or retain the spectrum resources we require for our existing and future services. In addition, the FCC’s decision to permit ATC services was based on certain assumptions, particularly relating to the level of interference that the provision of ATC services would likely cause to other satellite service providers that use the L-band spectrum. If the FCC’s assumptions prove inaccurate, or the level of ATC services provided exceeds those estimated by the FCC, ATC services could interfere with our satellites and devices, which may adversely impact our services. Outside the United States, other countries are actively considering implementing regulations to facilitate ATC services.

Our networks and those of our third-party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts, in general, do not contain provisions which would protect us against liability to third-parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability which could harm our business.

Sales to U.S. government customers, particularly the Department of Defense, represent a significant portion of our revenues.

The U.S. government, through a dedicated gateway owned and operated by the Department of Defense, has been and continues to be, directly and indirectly, our largest customer, representing 21.1% and 23.1% of Iridium’s revenues for the year ended December 31, 2008 and for the period from January 1, 2009 through September 29, 2009, respectively. We provide the majority of our services to the U.S. government pursuant to two one-year agreements, both of which are renewable for three additional one-year terms. The U.S. government may terminate these agreements, in whole or in part, at any time. If the U.S. government terminates its agreements with us or fails to renew such agreements, our business, financial condition and results of operations could be materially and adversely affected.

Our relationship with the U.S. government is subject to the overall U.S. government budget and appropriation decisions and processes. U.S. government budget decisions, including with respect to defense spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geopolitical events and macroeconomic conditions, and are beyond our control. Significant changes to U.S. defense spending, including as a result of the resolution of the conflicts in Iraq and Afghanistan, or a significant reduction in U.S. personnel in those countries, could reduce demand for our services and products by the U.S. government.

We are dependent on third parties to market and sell our products and services.

We rely on third-party distributors to market and sell our products and services to end-users and to determine the prices end-users pay. We also depend on our distributors to develop innovative and improved solutions and applications integrating our product and service offerings. As a result of these arrangements, we are dependent on the performance of our distributors to generate substantially all of our revenues. Our distributors operate independently of us, and we have limited control over their operations, which exposes us to significant risks. Distributors may not commit the necessary resources to market and sell our products and services and may also market and sell competitive products and services. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which may limit their ability to market or sell our products and services. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, or at all, we may be unable to increase or maintain our revenues in these markets or enter new markets, and we may not realize our expected growth, and our brand image and reputation could be hurt.

In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers or for other reasons. Any future consolidation of our distributors or the acquisition of a distributor by a competitor, such as the April 2009 acquisition of Stratos Global Corporation, one of our largest distributors, by Inmarsat, one of our main competitors, would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give such distributors. Our ten most active distributors for the year ended December 31, 2008 and for the period from January 1, 2009 through September 29, 2009, accounted for, in the aggregate, 52.0% and 47.7% of Iridium’s total revenues, respectively. The loss of any of these distributors could reduce the distribution of our products and services as well the development of new product solutions and applications.

We rely on a limited number of key vendors for timely supply of equipment and services.

Celestica is the manufacturer of all of our current devices, including our mobile handsets, L-Band transceivers and short burst data modems. Celestica may choose to terminate its business relationship with us when its current contractual obligations are completed in January 1, 2011, or at such earlier time as contemplated by our current agreement with Celestica. If Celestica terminates this relationship, we may not be able to find a replacement supplier. In addition, as our sole supplier, we are very dependent on Celestica’s performance. If Celestica has difficulty manufacturing or obtaining the necessary parts or material to manufacture our products, we could lose sales. Although we may replace Celestica with another supplier, there could be a substantial period of time in which our products are not available and any new relationship may involve a significantly different cost structure, development schedule and delivery times.

In addition, we depend on Boeing to provide operations and maintenance services with respect to our satellite network (including engineering, systems analysis and operations and maintenance services) from our technical support center in Chandler, Arizona and our satellite network operations center in Leesburg, Virginia. Boeing provides these services pursuant to the O&M Agreement, whose term is concurrent with the expected useful life of our constellation. Technological competence is critical to our business and depends, to a significant degree, on the work of technically skilled employees, such as our Boeing contractors. If Boeing’s performance falls below expected levels or if Boeing has difficulties retaining the employees or contractors servicing our network, the operations of our satellite network could be compromised. In addition, if Boeing terminates its agreement with us, we may not be able to find a replacement provider on favorable terms or at all, which could materially and adversely affect the operations and performance of our network. Replacing Boeing as the operator of our satellite system could also trigger de-orbit rights held by the U.S. government, which would impair our ability to offer satellite communications services. See “—The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our constellation upon the occurrence of certain events” below for more information.

Our agreements with Motorola contain potential payment provisions that may apply to the Acquisition; and we and Motorola are in discussions with respect to such provisions, the outcome of which is uncertain.

The TSA with Motorola provides for the payment to Motorola of $7.25 million plus accrued interest upon the occurrence of a “triggering event.” A “triggering event” means the first to occur of: (a) a “change of control,” (b) the consummation of an initial public offering by Iridium Holdings, (c) a sale of all or a material portion of the assets of Iridium Holdings or (d) December 11, 2010. A “change of control” means, subject to specified exceptions, the occurrence of any of the following events: (a) any initial investor, together with such person’s affiliates, shall have acquired beneficial ownership of interests entitling the holders thereof to more than 50% of the income of, or the liquidation proceeds from, Iridium Holdings; (b) any person who is not an initial investor, together with such person’s affiliates and with other persons constituting a “group” (within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended), shall have acquired beneficial ownership of interests entitling the holders thereof to more than 50% of the income of, or the liquidation proceeds from, Iridium Holdings; or (c) Iridium Holdings shall cease to own 100% of the equity interests of Iridium Satellite. Iridium Holdings has been accruing this future payment obligation in its historical financial statements.

The Senior Subordinated Term Loan Agreement, or the Note Agreement, with Motorola also has future payment obligations. Under the Note Agreement, we are required to pay Motorola a commitment fee of $5.0 million upon the earlier of December 11, 2010 and the occurrence of a “triggering event,” as defined in the TSA. Iridium Holdings has been accruing this future payment obligation in its historical financial statements.

Furthermore, in the event of a “distribution event,” we are required to pay Motorola a loan success fee equal to the amount that a holder of Class B units in Iridium Holdings constituting 5% of the total number of issued and outstanding units (both Class A and B) would have received in the distribution event. A “distribution event” means the (a) direct or indirect (i) payment of any dividend or other distribution (in the form of cash or otherwise) in respect of the equity interests of Iridium Holdings or (ii) purchase, conversion, redemption or other acquisition for value or otherwise by Iridium Holdings of any equity interest in Iridium Holdings or (b) initial public offering or any secondary public offering by Iridium Holdings in which any holders of equity interests in Iridium Holdings are afforded the opportunity to participate as a selling equity holder in such offering.

In addition to the above obligations, upon the first to occur of (a) any “change of control,” as defined in the TSA, or (b) the sale of all or a material portion of the assets of Iridium Holdings, we are required to pay a cash amount equal to the lesser of (i) an amount to be determined based on a multiple of earnings before interest, taxes, depreciation, and amortization less capital contributions not returned to Class A Unit holders and the amount of the $5.0 million commitment fee discussed above which has been or is concurrently being paid and (ii) the value of the consideration that a holder of Class B Units in Iridium Holdings constituting 5% of the total number of issued and outstanding units (both Class A and B) would receive in the transaction.

We believe that it is unclear whether and how the foregoing provisions were intended to apply to a transaction such as the Acquisition. However, Motorola has asserted that it is entitled to receive approximately $34.0 million as a result of the Acquisition (which includes the acceleration of approximately $13.2 million in payments that would otherwise be payable in December 2010 and an additional fee (including accrued interest thereon) of approximately $2.2 million). We and Motorola are continuing to discuss an appropriate resolution under the provisions of the TSA and the Note Agreement, but there can be no assurances as to the manner in which this matter will be resolved and how much consideration will be paid to Motorola.

We are dependent on intellectual property licensed from Motorola and other third parties.

We license substantially all system technology, including software and systems to operate and maintain our network as well as technical information for the design and manufacture of our devices, from Motorola. We maintain our licenses with Motorola pursuant to several long-term agreements. These agreements can be terminated by Motorola upon: (i) any material change to certain portions of the certificate of formation and operating agreement of our subsidiary that is party to the agreements; (ii) any change of control (as defined in the TSA); (iii) the commencement by us of any voluntary bankruptcy proceeding; or (iv) our material failure to perform or comply with any provision of the agreements. Motorola has assigned a portion of the patents comprising these licenses to a third-party. We also license additional system technology from several other third parties. If Motorola or any such third party were to terminate any license agreement or cease to support and service this technology, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain such services from alternative vendors. Any substitute technology may also have lower quality or performance standards, which would adversely affect the quality of our products and services. For more information, see “—Our agreements with Motorola contain potential payment provisions which may apply to the Acquisition; and we and Motorola are in discussions with respect to such provisions, the outcome of which is uncertain” above.

In connection with the design, manufacture and operation of Iridium NEXT and related ground infrastructure, products and services, we may be required to obtain additional intellectual property rights from Motorola and other third parties, including, potentially, a third party to whom Motorola has advised us that it has transferred some of the patents rights associated with our existing network. We cannot assure you that we will be able to obtain such intellectual property rights on commercially reasonable terms or at all. If we are unable to obtain such intellectual property rights or are unable to obtain such rights on commercially reasonable terms, we may not complete Iridium NEXT and related ground infrastructure, products and services on budget or at all.

We have been and may in the future become subject to claims that our products violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

We operate in an industry that is susceptible to significant intellectual property litigation. As a result, we or our products may become subject to intellectual property infringement claims or litigation. The defense of intellectual property suits, even if frivolous, is both costly and time consuming and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:

•	subject us to significant liabilities to third parties, including treble damages;

•	require disputed rights to be licensed from a third party for royalties that may be substantial;

•	require us to cease using such technology; or

•	prohibit us from selling some or all of our products or offering some or all of our services.

Conducting and expanding our operations outside the United States involves special challenges.

We determine the country in which we earn our revenues based on where we invoice our distributors. These distributors sell services directly or indirectly to end-users, who may be located or use our products and services elsewhere. We cannot provide the geographical distribution of end-users because we do not contract directly with them. According to our estimates, commercial data traffic originating outside the United States accounted for 74.7% of total data traffic for the year ended December 31, 2008 and 68.5% of total data traffic for the for the period from January 1, 2009 through September 29, 2009, while commercial voice traffic originating outside the United States accounted for 90.1% of total voice traffic for the year ended December 31, 2008 and 89.9% of total voice traffic for the period from January 1, 2009 through September 29, 2009. We are also seeking authorization to offer to sell our services in China, Russia and South Africa. While expanding our international operations would advance our growth, it would also increase numerous risks, including:

•	difficulties in penetrating new markets due to established and entrenched competitors;

•	difficulties in developing products and services that are tailored to the needs of local customers;

•	lack of local acceptance or knowledge of our products and services;

•	lack of recognition of our products and services;

•	unavailability of or difficulties in establishing relationships with distributors;

•

significant investments, including the development and deployment of dedicated gateways as certain countries require physical gateways within their jurisdiction to connect the traffic coming to and from their territory;

•	instability of international economies and governments;

•	changes in laws and policies affecting trade and investment in other jurisdictions;

•	exposure to varying legal standards, including intellectual property protection and foreign state ownership laws, in other jurisdictions;

•	difficulties in obtaining required regulatory authorizations;

•	difficulties in enforcing legal rights in other jurisdictions;

•	local domestic ownership requirements;

•	changing and conflicting national and local regulatory requirements; and

•	foreign currency exchange rates and exchange controls.

These risks could affect our ability to successfully compete and expand internationally.

The prices for most of our products and services are denominated in U.S. dollars. Any appreciation of the U.S. dollar against other currencies will increase the cost of our products and services to our international customers and, as a result, may reduce the competitiveness of our international offerings and make it more difficult for us to grow internationally.

We are currently unable to offer service in important regions of the world due to regulatory requirements, which is limiting our growth and our ability to compete.

Our ability to provide service in certain regions is limited by local regulations as some countries, like China and Russia, have specific regulatory requirements such as local domestic ownership requirements or requirements for physical gateways within their jurisdiction to connect traffic coming to and from their territory. While we are currently in discussions with parties in these countries to satisfy these regulatory requirements, we may not be able find an acceptable local partner or reach an agreement to develop additional gateways or the cost of developing and deploying such gateways may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential users who require service in these areas. The inability to offer to sell our products and services in all major international markets could impair our international growth. In addition, the construction of such gateways in foreign countries may require us to comply with certain U.S. regulatory requirements which may contravene the laws or regulations of the local jurisdiction.

The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our constellation upon the occurrence of specified events.

When we purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government insisted on having specified de-orbit rights as a way to control potential liability risk arising from future operation of the constellation, and provide for the U.S. government’s obligation to indemnify Motorola. As a result, an agreement was entered into among us, Boeing, Motorola and the U.S. government, and the U.S. government obtained the right to, in its sole discretion, require us to de-orbit our constellation upon the occurrence of any of the following: (a) our failure to pay certain insurance premiums or maintain insurance; (b) our bankruptcy; (c) our sale or the sale of any major asset in our satellite system; (d) Boeing’s replacement as the operator of our satellite system; (e) our failure to provide certain notices as contemplated by the agreement; or (f) at any time after June 5, 2009 unless extended by the U.S. government. The U.S. government also has the right to require us to de-orbit any of our individual functioning satellites (including in-orbit spares) that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years and we are currently in discussion with the U.S. government to extend the 2009 deadline.

Motorola also has the right to require us to de-orbit our constellation pursuant to the TSA and pursuant to the O&M Agreement between our subsidiary and Boeing. Under these agreements, Motorola may require the de-orbit of our constellation upon the occurrence of any of the following: (a) our bankruptcy or the bankruptcy of either of our wholly owned subsidiaries, Iridium Constellation LLC or Iridium Satellite LLC; (b) our breach of the TSA; (c) Boeing’s breach of the O&M Agreement and other related agreements with Iridium Constellation or its affiliates; (d) an order from the U.S. government requiring the de-orbiting of our satellites; (e) Motorola’s determination that changes in law or regulation may require it to incur specified costs relating to the operation, maintenance, re-orbiting or de-orbiting of our constellation; or (f) Motorola’s failure to obtain on commercially reasonable terms, product liability insurance to cover its position as manufacturer of the satellites, provided the U.S. government has not agreed to cover what would have otherwise been paid by such policy.

Pursuant to the O&M Agreement, Boeing similarly has the unilateral right to de-orbit our constellation upon the occurrence of any of the following events: (a) Iridium Constellation’s or Iridium Satellite’s bankruptcy; (b) the existence of reasonable grounds for Boeing to question the financial stability of Iridium Constellation; (c) our failure to maintain certain insurance policies; (d) our failure to provide Boeing quarterly financial statements; (e) our breach of the O&M Agreement, including our payment obligation thereunder; or (f) changes in law or regulation that may increase the risks or costs associated with the operation or re-orbit process or the cost of operation or re-orbit of the constellation.

We cannot guarantee that the U.S. government, Motorola or Boeing will not unilaterally exercise their de-orbiting rights upon the occurrence of any of the above events. A decision by any of the U.S. government, Motorola or Boeing to de-orbit our constellation would eliminate our ability to provide satellite communications services.

Wireless devices may pose health and safety risks and, as a result, we may be subject to new regulations, demand for our services may decrease and we could face liability based on alleged health risks.

There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones that have transmitting antennae. Lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences, including cancer, as a result of wireless phone usage. Although we have not been party to any such lawsuits, we may be exposed to such litigation in the future. While we comply with applicable standards for radio frequency emissions and power and do not believe that there is valid scientific evidence that use of our phones poses a health risk, courts or governmental agencies could find otherwise. Any such finding could reduce our revenues and profitability and expose us and other wireless providers to litigation, which, even if frivolous or unsuccessful, could be costly to defend.

If consumers’ health concerns over radio frequency emissions increase, they may be discouraged from using wireless handsets. Further, government authorities might increase regulation of wireless handsets as a result of these health concerns. The actual or perceived risk of radio frequency emissions could reduce the number of our subscribers and demand for our products and services.

Our business is subject to extensive government regulation, which mandates how we may operate our business and may increase our cost of providing services, slow our expansion into new markets and subject our services to additional competitive pressures or regulatory requirements.

Our ownership and operation of a satellite communication system is subject to significant regulation in the United States by the FCC and in foreign jurisdictions by similar local authorities. The rules and regulations of the FCC or these foreign authorities may change and such authorities may adopt regulations that limit or restrict our operations as presently conducted or as we plan to conduct such operations. Such authorities may also make changes in the licenses of our competitors that impact our spectrum. Failure to provide services in accordance with the terms of our licenses or failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses.

We and our affiliates must pay FCC filing and annual filing fees in connection with our licenses. One of our subsidiaries, Iridium Carrier Services LLC, holds a common carrier radio license and is thus subject to regulation as a common carrier, including limitations and prior approval requirements with respect to direct or indirect foreign ownership. This subsidiary currently qualifies for exemptions from certain common carrier regulations, such as being required to file certain reports or pay certain fees. A change in the manner in which we provide service or a failure to comply with common carrier regulations or pay required fees can result in sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or the renewal of existing authorizations.

Our system must be authorized in each of the markets in which we provide services. We may not be able to obtain or retain all regulatory approvals needed for our operations. Regulatory changes, such as those resulting from judicial decisions or adoption of treaties, legislation or regulation in countries where we currently offer products and services or intend to offer products and services, including the United States, may also significantly affect our business. Because regulations in each country are different, we may not be aware if some of our distribution partners and/or persons with which we or they do business do not hold the requisite licenses and approvals.

Our current regulatory approvals could now be, or could become, insufficient in the view of domestic or foreign regulatory authorities, any additional necessary approvals may not be granted on a timely basis, or at all, in jurisdictions in which we currently plan to offer products and services, and applicable restrictions in those jurisdictions could become unduly burdensome.

Our operations are subject to regulations of the U.S. State Department’s Office of Defense Trade Controls relating to the export of satellites and related technical data, the U.S. Treasury Department’s Office of Foreign Assets Control relating to financial transactions and the U.S. Commerce Department’s Bureau of Industry and Security relating to its handsets. We are also required to provide certain U.S. and foreign government law enforcement and security agencies with call interception services. In the course of seeking regulatory approval of the Acquisition, we discussed with the U.S. Department of Justice, or DOJ, procedures we used to satisfy our respective call interception obligations under licenses issued by the Australian and Canadian authorities. We have informed the DOJ and notified the Australian and Canadian authorities that we have discontinued such procedures until such time as the DOJ expressly authorizes their use. There can be no assurance that the discontinued procedures will be permitted to be reinstated or will not result in legal liability for us. We are currently in discussions with the Australian and Canadian authorities to obtain amendments or waivers to our licenses in those countries. Neither Australia nor Canada is obligated to grant such amendments or waivers and there can be no assurance that Australian and Canadian authorities will not suspend or revoke our licenses or take other legal actions.

These U.S. and foreign obligations and regulations may limit or delay our ability to offer products and services in a particular country. As new laws and regulations are issued, we may be required to modify our business plans or operations. If we fail to comply with these regulations in the United States or any other country, we could be subject to sanctions that could make it difficult or impossible to operate in the United States or such other country. In addition, changing and conflicting national and local regulatory requirements may cause us to be in compliance with local requirements in one country, while not being in compliance with the laws and regulations of another. Any imposition of sanctions, losses of licenses and failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in certain countries could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.

Our business would be negatively impacted if the FCC revokes, modifies or fails to renew or amend our licenses.

FCC licenses we hold, specifically a license for the satellite constellation, licenses for our U.S. gateway and other ground facilities and blanket earth station licenses for U.S. government customers and commercial subscribers, are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. The FCC licenses are also subject to modification by the FCC. While our FCC satellite constellation license is valid until 2013, we are required, slightly more than three years prior to the expiration of the FCC satellite constellation license, to apply for a license renewal with the FCC. The U.S. gateway earth station licenses expire between 2011 and 2022 and the U.S. government customer and commercial subscribers’ earth station licenses will expire in 2021. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration. There can be no assurance that the FCC will renew the FCC licenses we hold. If the FCC revokes, modifies or fails to renew FCC licenses we hold, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide satellite communications services.

Pursuing strategic transactions may cause us to incur additional risks.

We may pursue acquisitions, joint ventures or other strategic transactions, although no such transactions that would be financially significant to us are probable at this time. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These risks may include legal, organizational, financial, loss of key customers and distributors and diversion of management’s time.

In addition, if we were to choose to engage in any major business combination or similar strategic transaction, we may require significant external financing in connection with the transaction. Depending on market conditions, investor perceptions of our company and other factors, we may not be able to obtain capital on acceptable terms, in acceptable amounts or at appropriate times to implement any such transaction. Any such financing, if obtained, may further dilute existing stockholders.

Spectrum values historically have been volatile, which could cause our value to fluctuate.

Our business plan is evolving and it may in the future include forming strategic partnerships to maximize value for our spectrum, network assets and combined service offerings in the United States and internationally. Values that we may be able to realize from such partnerships will depend in part on the value ascribed to our spectrum. Valuations of spectrum in other frequency bands historically have been volatile, and we cannot predict at what amount a future partner may be willing to value our spectrum and other assets. In addition, to the extent that the FCC takes action that makes additional spectrum available or promotes the more flexible use or greater availability of existing satellite or terrestrial spectrum allocations, for example by means of spectrum leasing or new spectrum sales, the availability of such additional spectrum could reduce the value of our spectrum authorizations and the value of our business.

Prior to the Acquisition, we did not have any operations and Iridium Holdings never operated as a public company. Fulfilling our obligations as a public company will be expensive and time consuming.

Prior to the Acquisition, we operated a public company which did not have operations. Iridium Holdings, as a private company, has not been required to prepare or file periodic and other reports with the SEC under applicable federal securities laws, to comply with the requirements of the federal securities laws applicable to public companies, or to document and assess the effectiveness of its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. Although we maintained disclosure controls and procedures and internal controls over financial reporting with respect to our activities, we have not been required to establish and maintain such disclosure controls and procedures and internal controls over financial reporting as will be required with respect to a public company with substantial operations. Deficiencies in controls may affect our ability to close our financial reporting on a timely basis or report accurate numbers, which could adversely affect our financial results or investors’ confidence and our ability to access external financing.

In addition, under Sarbanes-Oxley and the related rules and regulations of the SEC, we are required to implement additional corporate governance practices and adhere to a variety of reporting requirements and accounting rules. Compliance with these obligations will require significant time and resources from our management, finance and accounting staff and will significantly increase our legal, insurance and financial compliance costs. As a result our operating income as a percentage of revenue will likely be lower.

Our ability to operate our company effectively could be impaired if we lose members of our senior management team or key technical personnel.

We depend on the continued service of key managerial and technical personnel, as well as our ability to continue to attract and retain highly qualified personnel. We compete for such personnel with other companies, government entities, academic institutions and other organizations. The unexpected loss or interruption of the services of such personnel could adversely affect our ability to effectively manage our operations, execute our business plan and meet our strategic objectives.

If we become subject to unanticipated foreign tax liabilities, it could materially increase our costs.

We operate in various foreign tax jurisdictions. We believe that we have complied in all material respects with our obligations to pay taxes in these jurisdictions. However, our position is subject to review and possible challenge by the taxing authorities of these jurisdictions. If the applicable taxing authorities were to challenge successfully our current tax positions or if there were changes in the manner in which we conduct our activities, we could become subject to material unanticipated tax liabilities. We may also become subject to additional tax liabilities as a result of changes in tax laws, which could in certain circumstances have retroactive effect.

If any of the sellers of Iridium Holdings have breached any of their representations, warranties or covenants set forth in the agreement relating to the Acquisition, our remedies for losses may be limited and we may be limited in our ability to collect for such losses.

Each seller agreed to indemnify us for breaches of its individual representations, warranties and covenants, subject to specified limitations, including that each seller’s maximum liability for all indemnification claims against it will not exceed the sum of (i) the cash consideration received by such seller and (ii) the product of the number of shares of our common stock received by such seller and $10.00. Except for the pledge arrangements we have entered into with the sellers of the “blocker” holding companies (described below), there are no escrow or other similar arrangements with any of the sellers and, in the event we suffer losses from a breach of a seller’s representations, warranties or covenants, there can be no assurances that such seller will have the cash consideration or shares of our common stock received by such seller, or other available assets, to compensate us for our losses. Any losses realized in connection with the breach of any representation, warranty or covenant by any seller may have a material adverse effect on our financial condition and results of operations.

Some of the sellers in the Acquisition held their interests in Iridium Holdings through two “blocker” corporations, known as Baralonco N.V., or Baralonco, and Syncom-Iridium Holdings Corp., or Syncom, and in those circumstances we purchased ownership of those blocker corporations instead of directly purchasing the Iridium Holdings units they held. These blocker corporations are now our wholly owned subsidiaries. Each of the sellers of Baralonco and Syncom agreed to indemnify us for the pre-closing tax liabilities of their respective blocker corporation, subject to specified limitations. The maximum liability for the seller of Syncom cannot exceed $3.0 million and the maximum liability for the seller of Baralonco cannot exceed $15.0 million. In support of their respective tax indemnity obligations, the seller of Syncom pledged 300,000 shares of our common stock it received in the Acquisition for a period of nine months after the closing and the seller of Baralonco pledged 1.5 million shares of our common stock it received in the Acquisition for a period of two years after the closing. The value of these pledged shares, and the amount of the sellers’ respective maximum liability, may not fully cover all pre-closing tax liabilities of Baralonco and Syncom, in which case we would be liable for any excess liability.

The market price of our common stock may be volatile.

The trading price of our common stock may be subject to substantial fluctuations. Factors affecting the trading price of our common stock may include:

•	failure in the performance of our current or future satellites or a delay in the launch of Iridium NEXT;

•	failure to obtain adequate financing in a timely manner;

•	actual or anticipated variations in our operating results, including termination or expiration of one or more of our key contracts, or a change in sales levels under one or more of our key contracts;

•	stockholders with registration rights exercising such registration rights and selling a large number of shares of our common stock;

•

changes in financial estimates by industry analysts, or any failure by us to meet or exceed any such estimates, or changes in the recommendations of any industry analysts that elect to follow our common stock or the common stock of our competitors;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	actual or anticipated changes in the regulatory environment affecting our industry;

•	changes in the market valuations of our competitors; and

•	announcements by our competitors regarding significant new products or services or significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.

The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. If the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. In addition, the trading volume for our common stock historically has been low. Sales of significant amounts of shares of our common stock in the public market could lower the market price of our stock.

We do not expect to pay dividends on our common stock in the foreseeable future.

We do not currently pay cash dividends on our common stock and, because we currently intend to retain all cash we generate to fund the growth of our business, we do not expect to pay dividends on our common stock in the foreseeable future. Any future dividend payments would be within the discretion of our board of directors and would depend on a variety of factors, including our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On October 15, 2009, our shelf registration statement on Form S-3 (Registration No. 333-162206) was declared effective, which registered 1,244,923 shares of common stock and 14,368,525 warrants with an exercise price of $11.50. These securities were previously described as unregistered in Item 3.02 of our Current Report on Form 8-K filed on September 29, 2009.

Use of IPO Proceeds

On September 29, 2009, we consummated the Acquisition of Iridium Holdings. At the closing of the Acquisition, all of the funds held in our trust account, consisting of the $401.1 million in net proceeds from our initial public offering and accrued interest, were released to us. We applied the net proceeds from the initial public offering as follows:

IPO proceeds released from the trust account	$401.1
Cash paid to Iridium Holdings sellers	77.1
Cash paid to converting stockholders	91.7
Cash paid to selling stockholders and warrant holders	169.8
Cash paid for underwriting fees	4.3
Cash used for partial payment of debt assumed in the Acquisition	58.2

Remaining IPO proceeds	$—

We acquired Iridium Holdings in exchange for 29,443,500 shares of common stock, $77.1 million of cash, and our assumption of the net debt of Iridium Holdings as of the closing, which was $113.6 million. In connection with the Acquisition, the holders of 9,169,979 shares of our common stock elected to convert their shares into a pro rata portion of our trust account, or $10.00 per share and we made total payments of $91.7 million to the converting stockholders. Additionally, on September 29, 2009, pursuant to our stock and warrant repurchase program, we repurchased (i) 16,325,196 shares of our common stock in privately negotiated transactions for an aggregate cost of approximately $164.9 million in cash and (ii) 12,449,308 warrants to purchase our common stock for an aggregate cost of approximately $3.1 million in cash and 1,244,931 shares of our common stock. We also paid an aggregate of $4.3 million in deferred underwriting fees, which became due at the closing of the Acquisition. Finally, we paid off the acquired credit facility debt following the closing of the Acquisition, other than amounts outstanding under the convertible subordinated note issued to Greenhill & Co. Europe Holdings Limited, using the remainder of the funds released out of the trust account, as well as other sources of cash.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 23, 2009, we held a special meeting of stockholders. The results of the voting were as follows:

1. To approve our Acquisition of Iridium Holdings pursuant to the Transaction Agreement dated as of September 22, 2008 among us, Iridium Holdings and the sellers listed on the signature pages thereof, as amended on April 28, 2009, or the Transaction Agreement, and the related transactions contemplated by the Transaction Agreement.

FOR: 30,494,784	AGAINST: 10,324,217	ABSTAIN: 43,479

SHARES EXERCISING CONVERSION RIGHTS: 9,214,167

2. To approve an amended and restated certificate of incorporation, to be effective upon completion of the Acquisition to, among other things:

•	change our name to “Iridium Communications Inc.”;
•	permit our continued existence after February 14, 2010;
•	increase the number of our authorized shares of common stock; and
•	eliminate the different classes of our board of directors;

FOR: 27,032,643	AGAINST: 10,068,481	ABSTAIN: 3,761,856

3. To approve the issuance of shares of our common stock in the Acquisition and related transactions that would result in an increase in our outstanding common stock by more than 20%.

FOR: 30,537,063	AGAINST: 6,550,361	ABSTAIN: 3,773,556

4. To adopt a proposed stock incentive plan, to be effective upon completion of the Acquisition.

FOR: 27,031,443	AGAINST: 9,724,881	ABSTAIN: 4,106,656

5. To adopt a proposal to authorize the adjournment of the special meeting to a later date or dates, including, if necessary, to solicit additional proxies in favor of the foregoing proposals if there are not sufficient votes in favor of any of these proposals.

FOR: 26,856,643	AGAINST: 10,232,981	ABSTAIN: 3,773,356

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

See the exhibit index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

By:	/S/ ERIC H. MORRISON
Eric H. Morrison
Chief Financial Officer

Date: November 16, 2009

EXHIBIT INDEX

Exhibit	Description

3.1	Second Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed September 29, 2009

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed September 29, 2009

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), filed February 4, 2008

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on February 26, 2008

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), filed February 4, 2008

4.4	Warrant Agreement for $11.50 Warrants between the Registrant and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed September 29, 2009

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed September 29, 2009

10.1	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed August 28, 2009

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.