Form 10-K
period 2009-12-31
Iridium Communications Inc.
filed 2010-03-16
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

(Address of principal executive offices, including zip code)

301-571-6200

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Market
Units, each consisting of one share of Common Stock and one Warrant	NASDAQ Global Market
Warrants, exercisable for Common Stock at an exercise price of $7.00 per share	NASDAQ Global Market
Warrants, exercisable for Common Stock at an exercise price of $11.50 per share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009 was approximately $385,230,160. Aggregate market value excludes an aggregate of 9,190,800 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 12, 2010 was 70,247,701.

DOCUMENTS INCORPORATED BY REFERENCE

None

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K

Year ended December 31, 2009

i

PART I

Item 1.	Business

Corporate Background

We were formed as GHL Acquisition Corp., a special purpose acquisition company, in November 2007, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. On February 21, 2008, we consummated our initial public offering and on September 29, 2009, we acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC, or Iridium Holdings, and we changed our name from GHL Acquisition Corp. to Iridium Communications Inc. We refer to this transaction as the Acquisition.

Iridium Holdings was formed under the laws of Delaware in 2000 and on December 11, 2000, Iridium Holdings, through its wholly owned subsidiary Iridium Satellite LLC, or Iridium Satellite, acquired certain satellite assets from Iridium LLC, a non-affiliated debtor in possession, pursuant to an asset purchase agreement. We refer to Iridium Holdings, together with its direct and indirect subsidiaries, as Iridium.

Throughout this section, when we refer to statistical or financial data for the year ended December 31, 2009, such as revenues, percentages of revenues and number of subscribers, we are referring to Iridium Holdings prior to the Acquisition and Iridium Holdings combined with our company after the Acquisition. Statistical and financial data for years prior to 2009 refer to Iridium Holdings.

Business Overview

We are the second largest provider of mobile voice and data communications services via satellite, and the only provider of mobile satellite communications services offering 100% global coverage. Our satellite network provides communications services to regions of the world where existing wireless or wireline networks do not exist or are impaired, including extremely remote or rural land areas, open ocean, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

We offer voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers via our constellation of 66 in-orbit satellites, in-orbit spares and related ground infrastructure, including a primary commercial gateway. We utilize an interlinked mesh architecture to route traffic across our satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

Our commercial end-user base, which we view as our primary growth engine, is diverse and includes markets such as emergency services, maritime, government, utilities, oil and gas, mining, leisure, forestry, construction and transportation. Many of our end-users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services and to provide mobile communications services for employees in areas inadequately served by terrestrial networks. Ship crews and passengers use our services for ship to shore telephony as well as to send and receive e-mail and data files and facsimiles, and to receive electronic newspapers, weather reports, emergency bulletins and electronic charts. Shipping operators use our services to manage operations on board ships and to transmit data, such as course, speed and fuel stock. Aviation-based end-users use our services for air-to-ground telephony and data communications.

The U.S. government, directly and indirectly, has been and continues to be our largest customer, generating $75.2 million in service, contract and study revenue, or 23.6% of our total revenues, for the year ended December 31, 2009. The U.S. Department of Defense, or DoD, owns and operates a dedicated gateway that is only compatible with our satellite network. The U.S. armed services, State Department, Federal Emergency Management Agency, or FEMA, and other U.S. government agencies, as well as other nations’ governmental agencies, use our voice and data services for a variety of applications. Our voice and data products are used for a variety of primary and backup communications solutions, including logistical, administrative, morale and welfare and emergency communications. In addition, our products and related applications are installed in ground vehicles, ships, helicopters and fixed-wing aircraft and are used for command and control and situational awareness purposes. Our satellite network provides increased network security to the DoD because traffic is routed across our satellite constellation before being brought down to earth via the dedicated, secure DoD gateway, thus reducing the vulnerability to electronic jamming and interception. Since 2000, the DoD has made significant investments to build and upgrade its dedicated gateway in Hawaii and to purchase our handsets and voice and data devices, all of which are only compatible with our satellite network. In addition, the DoD, directly and indirectly with private companies, continues to invest in additional applications on our network such as high integrity GPS, or iGPS, and Distributed Tactical Communications Services, which we refer to as Netted Iridium. The DoD would have to incur significant expense to replicate our network architecture and replace our voice and data services with a competing service provider.

We sell our products and services to commercial end-users exclusively through a wholesale distribution network, encompassing approximately 65 service providers, 130 value-added resellers, or VARs, and 45 value-added manufacturers, or VAMs, which sell either directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets. We expect that demand for our services will increase as more applications are developed for our products and services.

At December 31, 2009, we had approximately 369,000 subscribers worldwide, representing a 15.3% increase compared to December 31, 2008. Our subscriber count includes machine-to-machine, or M2M, data subscribers who elected to suspend their accounts and as a result were not generating any fees at such time. These suspended accounts represented 3.8% and 7.2% of our total subscribers at December 31, 2008 and 2009, respectively. Total revenues decreased from $320.9 million in 2008 to $318.9 million in 2009.

Industry

We compete in the mobile satellite services sector of the global communications industry. Mobile satellite services operators provide voice and data services to people and machines on the move or in fixed locations using a network of satellites and ground facilities. Mobile satellite services are usually complementary to, and interconnected with, other forms of terrestrial communications services and infrastructure and are intended to respond to users’ desires for connectivity in all locations. Customers typically use satellite voice and data communications in situations where existing terrestrial wireline and wireless communications networks do not exist or are impaired. Further, many regions of the world benefit from satellite networks, such as rural and developing areas that lack adequate wireless or wireline networks, ocean and polar regions where few alternatives exist, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

Worldwide, government organizations, military and intelligence agencies, natural disaster aid associations, event-driven response agencies and corporate security teams depend on mobile and fixed voice and data satellite communications services on a regular basis. Businesses with global operations require reliable communications services when operating in remote locations around the world. Mobile satellite services users span many sectors, including emergency services, maritime, government, utilities, oil and gas, mining, leisure, forestry, construction and transportation, among others. Many of our customers view satellite communications services as critical to their daily operations.

We believe that increasing penetration and continued growth of the terrestrial wireless industry will provide a significant market opportunity for the mobile satellite services industry. According to a report produced by Europa Technologies Ltd. for the GSM Association, there were 3.5 billion global cellular subscribers served by 1,050 networks throughout the world as of January 2009. We believe that growth in the terrestrial wireless industry has increased awareness of the need for reliable, mobile voice and data communication services among customers. In addition, despite significant penetration and competition, terrestrial wireless systems only serve a small fraction of the earth’s surface and are focused mainly in those areas where people live, excluding oceans and other remote regions where ships, airplanes and other remote assets transit or are located. By offering mobile communications services with global voice and data coverage, mobile satellite service providers address the demand from businesses, governments and individuals for connectivity and reliability in locations not consistently served by wireline and wireless terrestrial networks. In a 2009 report, Northern Sky Research indicated that it expected mobile satellite services wholesale revenues to grow at a compound annual growth rate of 12% over the five-year period from 2010 to 2015.

The mobile satellite services industry also benefits from the continued development of innovative, lower cost technology and applications integrating mobile satellite products and services. We believe that growth in demand for mobile satellite services is driven in large part by the declining cost of these services, the diminishing size and lower costs of voice, data and machine-to-machine devices, as well as the rollout of new applications tailored to the specific needs of customers across a variety of markets.

Communications industry sectors include:

•

mobile satellite services, which provide customers with voice and data connectivity to mobile and fixed devices using ground facilities and networks of geostationary, or GEO, satellites, which are located approximately 22,300 miles above the earth’s surface, medium earth orbit satellites, which are located between approximately 6,400 and 10,000 miles above the earth’s surface, or low earth orbit, or LEO, satellites, such as those in our constellation, which are located between approximately 300 and 1,000 miles above the earth’s surface;

•	fixed satellite services, which use GEO satellites to provide customers with broadband communications links between fixed points on the earth’s surface; and

•	terrestrial services, which use a terrestrial network to provide wireless or wireline connectivity and are complementary to satellite services.

Within the major satellite sectors, fixed satellite services and mobile satellite services operators differ significantly from each other with respect to size of antenna, types of services offered and quality of services. Fixed satellite services providers, such as Intelsat Ltd., Eutelsat S.A. Communications and SES S.A. are characterized by large, often stationary or fixed, ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. By contrast, mobile satellite services providers, such as us, Inmarsat Finance plc, or Inmarsat, Globalstar, Inc., or Globalstar, and Orbcomm, Inc., or ORBCOMM, focus more on voice and data services, where mobility or small sized terminals are essential.

A LEO system, such as the system we operate, has lower transmission delays than a GEO system such as that operated by Inmarsat due to the shorter distance signals have to travel, which enables the use of smaller antennas on devices. We believe the interlinked mesh architecture of our constellation combined with the global footprint of our satellites distinguishes us from other regional LEO satellite operators like Globalstar and ORBCOMM, allowing us to route voice and data transmissions to and from anywhere on the earth’s surface via a single gateway. As a result, we are the only mobile satellite services operator offering real-time, low latency services with 100% global coverage. Furthermore, we are the only mobile satellite service provider with full coverage of the polar regions.

Our Competitive Strengths

•

Only provider with 100% global coverage. Our LEO satellite network offers 100% global coverage. None of our LEO or GEO competitors offer such coverage. Our satellite network relies on an interlinked mesh architecture to transmit signals, which reduces the need for multiple ground stations and facilitates the global reach of our services. Other satellite service providers use an architecture commonly referred to as bent pipe, which requires voice and data transmissions to be immediately routed to nearby ground stations, thereby limiting their ability to provide global coverage. As a result, we believe that we are well-positioned to capitalize on the growth in our industry from end-users who require reliable communications service in all locations.

•

High quality and reliable voice and data services. We believe we offer high quality and reliable voice and data services. The LEO design of our satellite constellation produces minimal transmission delays relative to GEO systems due to its comparatively close proximity to earth and the shorter distance our signals have to travel. Additionally, LEO systems have smaller handset antenna requirements and are less prone to signal blockage caused by terrain than GEO satellite networks. Our primary LEO-based competitor has publicly announced that it has experienced satellite failures and other problems impacting its constellation that are affecting and will continue to affect its ability to provide commercially acceptable two-way voice and data service until the deployment of its next generation system.

•

Solutions for a broad range of vertical markets. We have created additional demand for our products and services and expanded our target market by partnering with our distributors to develop new products, services and applications. The specialized needs of our global end-users span many markets, including emergency services, maritime, government, utilities, oil and gas, mining, leisure, forestry, construction and transportation. Our communication solutions have become an integral part of the communications and business infrastructure of many of our end-users. In many cases, our service provides the only connectivity solution for these applications, and our products are often integrated by the original manufacturers or in the aftermarket into expensive machinery, such as military equipment and sophisticated monitoring devices.

•

Strategic relationship with the DoD. The U.S. government is our largest single customer, and we have had a relationship with the DoD since 2000. We provide the DoD, as well as other U.S. government agencies, with mobile satellite products and services. Our 9505A satellite handset is the only commercial mobile handheld satellite phone available on the market that is capable of Type I encryption accredited by the U.S. National Security Agency for Top Secret voice communications. In addition, the DoD has made significant investments to build a dedicated gateway in Hawaii to provide operational security and allow DoD handset users to communicate with other U.S. government security communications equipment. This gateway is only compatible with our satellite network.

•

Large, value-added wholesale distribution network. We sell our products and services to commercial end-users exclusively through a wholesale distribution network of approximately 65 service providers, 130 VARs and 45 VAMs. By relying on distributors to manage end-user sales, we believe that our distribution model leverages their expertise in marketing to their target customers while lowering overall customer acquisition costs and mitigating certain risks such as consumer credit risk. Our distributors further support our growth by developing new applications and solutions for our products and services, often combining our products with other technologies, such as GPS and terrestrial wireless technology, to provide integrated communications solutions for their target customers.

Our Business and Growth Strategies

•

Develop new products and services for commercial markets to further expand and penetrate our target markets. We expect that our current and future value added partners will continue to develop tailor-made products, services and applications targeted to the land-based handset, maritime, aviation and machine-to-machine markets. We believe these markets represent an attractive opportunity for subscriber growth and increased airtime usage. We expect the development of a new service, Netted Iridium, which provides beyond line-of-sight push-to-talk capability for user-defined groups, or nets, to provide us in the future with potential new commercial applications in public safety, fishing and field worker communications. The iGPS technology we have developed with a partner may enable new commercial applications in enhanced navigation services such as precision farming, high accuracy navigation for oil and gas exploration and construction services. In addition, our partners regularly develop specialized end-user applications targeted at specific markets.

•

Develop new services for the DoD. We are developing additional capabilities for our network to enhance its utility to the DoD. In conjunction with the U.S. Navy, we have developed and introduced Netted Iridium, which provides beyond line-of-sight push-to-talk voice services to a user-defined group of DoD users. Netted Iridium allows over-the-horizon netted radio communications. We are also developing capabilities that will enable iGPS service, which is expected to provide enhanced accuracy and anti-jamming capabilities. These and other services in development provide us with opportunities to increase revenue from the DoD.

•

Leverage our largely fixed cost infrastructure by growing our service revenues. Our business model is characterized by high capital costs, primarily incurred every 10 to 15 years, in connection with designing, building and launching our satellite constellation. However, the incremental cost of providing service to additional end-users is relatively low. We believe that service revenues will be our largest source of future growth and profits and we intend to focus on growing both our commercial and government service revenues in order to leverage our largely fixed cost infrastructure.

•

Expand our geographic sales reach. Our products and services are offered in over 100 countries. While our network can be used throughout the world, we are not currently licensed to sell our products and services directly in certain countries, including Russia, China, South Africa and India. We are currently in discussions with regulatory officials in these and other countries to obtain licenses and, to the extent we are successful in obtaining such licenses, we believe the expanded reach of our product and service distribution platform will contribute to our growth.

•

Develop Iridium NEXT constellation. We are developing our next-generation satellite constellation, Iridium NEXT, which we expect to begin launching in late 2014. Iridium NEXT will be backward compatible with our current system and will replace the existing constellation with a more powerful satellite network. Iridium NEXT will maintain our current system’s key attributes, including the capability to upload new software, while providing new and enhanced capabilities, such as higher data speeds and increased capacity. In addition, Iridium NEXT will be designed to host secondary payloads, which have the potential to generate cash and deferred revenue during the construction phase of Iridium NEXT and the potential to generate recurring revenues once Iridium NEXT is launched. We believe Iridium NEXT’s increased capabilities will expand our target markets by enabling us to develop and offer a broader range of products and services, including a wider array of cost-effective and competitive broadband data services.

Distribution Channels

We sell our products and services to our commercial customers exclusively through a wholesale distribution network of approximately 65 service providers, 130 VARs and 45 VAMs. These distributors sell our products and services to the end-user, either directly or indirectly through service providers, VARs or dealers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific vertical markets. We also sell our services directly to U.S. government customers, including the DoD. The U.S. government and international government agencies purchase additional services as well as our products and related applications through our network of distributors.

We provide our distributors with certain support services, including assistance with coordinating end-user sales, strategic planning and training and second tier customer support, as well as helping them respond to new opportunities for our products and services. We have representatives covering three regions around the world to better manage our distributor relationships: the Americas, which includes North, South and Central America; Asia Pacific, which includes Australia and Asia; and Europe, the Middle East, Africa and Russia. We also maintain various online management tools that allow us to communicate efficiently with our distributors. By relying on our distributors to manage end-user sales, we believe that we reduce certain risks and costs related to our business, such as consumer credit risk and sales and marketing costs, while providing a broad and expanding distribution network for our products and services with access to diverse and geographically dispersed niche markets. We are also able to rely on the specialized expertise of our distributors, who continue to develop innovative and improved solutions and applications integrating our product and service offerings, providing us with an attractive platform to support our growth.

Commercial Markets

We view our commercial end-user base as our primary growth engine. Our service providers and VARs are the main distribution channel for our products and services in the commercial markets. Service providers and resellers purchase our products and services and market them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end-user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end-user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voice mail. Unlike service providers, our resellers provide a broader array of value-added services specifically targeted to the niche markets they serve, integrating our handsets, transceivers, high-speed data devices and short burst data modems with other hardware and software to create packaged solutions for end-users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, the DoD and other U.S. and international government agencies. Many of our resellers specialize in niche vertical markets such as maritime, aviation, machine-to-machine and government markets where high-use customers with specialized needs are concentrated. Our principal service providers include dedicated satellite service providers such as Vizada Inc., or Vizada, and Stratos Global Wireless Inc., or Stratos, as well as some of the largest telecommunications companies in the world, such as Telstra Corporation Limited, KDDI Corporation and Singapore Telecommunications Limited. Our VARs include ARINC Incorporated, Blue Sky Network LLC, EADS N.V., General Dynamics Corporation, or General Dynamics, NAL Research Corporation, Zunibal S.A. and Globe Wireless LLC.

We also sell our products to VAMs, who integrate our transceivers and short burst data devices into their propriety hardware and software. These manufacturers produce specialized equipment, including integrated ship communication systems and secure satellite handsets, such as our Iridium 9505A handset coupled with U.S. National Security Agency Type I encryption capability, which they offer to end-users in maritime, government and M2M markets. As with our service providers and resellers, manufacturers sell their product solutions either directly or through other distributors, including some of our service providers and resellers. VAMs sell services on the product solutions to end-users only through other distributors. Our VAMs include AirCell Inc., ITT Corporation, General Dynamics and Thrane & Thrane A/S.

In addition to resellers and VAMs, we maintain relationships with approximately 35 value-added developers. We typically license technical information to these companies on our products, which they then use to develop new software and hardware that complements our products and services in line with the specifications of our resellers and manufacturers. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with value-added developers allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development expenses. Our value-added developers include Honeywell International Inc., Active Web Solutions Inc. and Ontec Inc.

We maintain a pricing model for our commercial products and services with a consistent wholesale rate structure. Under our distribution agreements, we charge our distributors wholesale rates for commercial products and services, subject to discount and promotional arrangements and geographic pricing. We also charge fixed monthly access fees per subscriber for certain services. Our distributors are in turn responsible for setting their own pricing to their customers. Our agreements with distributors typically have terms of one year and are automatically renewable for additional one year terms, subject to termination rights. We believe this business model provides incentives for distributors to focus on selling our commercial product and service portfolio and developing additional applications. An additional benefit of this model is simplicity. This model lessens back office complexities and costs and allows distributors to remain focused on revenue generation.

Our two largest distributors, Vizada and Stratos, represented 11.3% and 10.7% of our revenue for the year ended December 31, 2009. During April 2009, Inmarsat, one of our main competitors, acquired Stratos. No other distributor represented more than 10.0% of our revenue for the year ended December 31, 2009.

Government Markets

We provide mission critical mobile satellite products and services to all military branches of the DoD as well as other U.S. government customers. These users require voice and two way data capability with global coverage, low latency, mobility and security and often have no alternate terrestrial communication capability, or rely on mobile satellite services as an important backup system. We believe we are well positioned to take advantage of increased demand from such users. Our 9505A satellite handset is the only commercial mobile handheld satellite phone available on the market that is capable of Type I encryption accredited by the U.S. National Security Agency for Top Secret voice communications. In addition, the DoD has made significant investments to build a dedicated gateway in Hawaii to provide operational security and allow DoD handset users to communicate with other U.S. government security communications equipment. This gateway is only compatible with our satellite network.

We provide airtime and airtime support to U.S. government customers pursuant to an Enhanced Mobile Satellite Services, or EMSS, contract managed by the Defense Information Systems Agency, or DISA, which administers the contract on behalf of DoD and other U.S. government and international customers authorized by DoD to use EMSS services. The contract, entered into in April 2008, provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The current term of the EMSS contract will expire on March 31, 2010, subject to further extension by the U.S. government. The U.S. government has notified us that it intends to exercise the second additional one-year option,which will extend the term through March 2011. Under this agreement, we provide U.S. government customers bulk access to our airtime services through the DoD’s dedicated gateway, receiving from subscribers (i) fixed monthly fees on a per user basis for airtime services and voice usage, (ii) fixed monthly fee per user for paging services, (iii) a tiered pricing plan, based on usage per device, for data services, and (iv) a fixed monthly fee for Netted Iridium usage. In addition, the EMSS contract provides for monthly fees for active user-defined groups using Netted Iridium. The U.S. government is not required to guarantee a minimum number of users pursuant to this agreement. Services furnished under the agreement include voice, netted voice, data, messaging and paging services. We do not sell our products and related accessories directly to U.S. government customers under the existing agreement. These products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies.

We also provide maintenance services to the DoD’s dedicated gateway in Hawaii pursuant to the Gateway Maintenance and Support Services Agreement, or GMSSA, a separate contract managed by DISA, which also was entered into in April 2008. As with the EMSS contract, the GMSSA provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The current term of the maintenance contract will expire on March 31, 2010, subject to further extension by the U.S. government. The U.S. government has notified us that it intends to exercise the second additional one-year option, which will extend the term through March 2011. The U.S. government may terminate either of these contracts, in whole or in part, at any time.

U.S. government services accounted for approximately 23.6% of our total revenues for the year ended December 31, 2009. Our U.S. government revenue includes only revenue derived from our two agreements with the DISA as well as other contract revenue related to research and development projects with the DoD. Such revenues do not include equipment or services to U.S. government agencies, including the DoD and FEMA, purchased through our distributors and offered through our commercial gateway. They also do not include revenues from services to most non-U.S. government agencies worldwide, including defense agencies. We consider such services commercial services, as they are provided through our commercial gateway. Although we cannot determine the amount of U.S. government revenues derived from our commercial gateway, we do not believe that such revenues are material.

Vertical Markets

The specialized needs of our global customers span many markets. Our system is able to offer our customers cost-effective communications solutions with 100% global coverage in areas underserved or unserved by existing telecommunications infrastructures. Our mission critical communications solutions have become an integral part of the communications and business infrastructure of many of our end-users. In many cases, our service is the only connectivity for these critical applications or is used to complement terrestrial communications solutions.

Our current principal vertical markets include land-based handset, maritime, aviation, M2M and government.

Land-based Handset

We are one of the leading global providers of mobile satellite communications services to the land-based handset sector, providing handset services to areas not served or inconsistently served by existing terrestrial communications networks. As of November 2009, TMF Associates estimates that approximately 622,000 satellite handsets were in operation worldwide. Mining, forestry, construction, oil and gas, utilities, heavy industry and transport companies as well as public safety and disaster relief agencies constitute the largest portion of our land-based handset end-users. We believe that demand for mobile communications devices operating outside the coverage of terrestrial networks, combined with our small, lightweight, durable handsets with 100% global coverage, will allow us to capitalize on growth opportunities among such users.

Our land-based handset end-users utilize our satellite communications services for:

•

Voice and data: Multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services and to provide pay telephony services for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions to survey new drilling and mining opportunities and for conducting routine operations in remote areas that are not served by cellular communications networks. In addition, a number of recreational, scientific and other outdoor segments rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage.

•	Mobile and remote office connectivity: A variety of enterprises use our services to access voice calls, data, e-mail, internet and corporate network connections.

•

Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies such as the Department of Homeland Security have built our products and services into their emergency response plans, particularly in the aftermath of Hurricanes Katrina, Rita, Wilma and Ike, the Asian tsunami, the Haitian and Chilean earthquakes and other natural disasters. These agencies generate significant demand for both our voice and data products, especially during the late summer months in anticipation of the hurricane season in North America.

•

Public telephone infrastructure: Telecommunications service providers use our services to satisfy regulatory mandates to provide communications services to rural populations currently not served by terrestrial infrastructure. Telstra Corporation, for example, uses our services to comply with its obligations to provide communications services to customers in certain remote parts of Australia.

Maritime

The maritime market is one of our most significant market opportunities. Currently, our principal competitor in this market is Inmarsat. End-users of our services in the maritime sector include companies engaged in merchant shipping, passenger transport, fishing, energy and leisure. Merchant shipping accounts for a significant portion of our maritime revenues, as those ships spend the majority of their time at sea away from coastal areas and out of reach of terrestrial communication services. Our products and services targeting the maritime market typically have high average revenue per subscriber with multiple users utilizing a single device. Once a system is installed on a vessel, it often generates a long-term recurring revenue stream from the customer. As a consequence, from time to time we may offer equipment below our costs to promote new activations.

We believe increased regulatory mandates and increased demand for higher-speed, low-cost data services will allow us to capitalize on significant growth opportunities in this market. We believe our high-speed data service, Iridium OpenPort, which offers speeds of up to 128 kbps and up to three voice lines, presents a cost competitive, high speed communication alternative to end-users in the maritime market, which we believe will allow us to more effectively compete with Inmarsat’s strong position in the maritime data sector.

Maritime end-users utilize our satellite communications services for the following:

•

Data and information applications: Ship operators and crew use our services to send and receive e-mail and data files as well as facsimiles, and to receive other information services such as electronic newspapers, weather reports, emergency bulletins and electronic charts. We believe Iridium OpenPort provides an attractive alternative for shipping operators and fishing fleets looking for cost savings, as well as for yachts, work boats and other vessels for which traditional marine satellite systems have typically been costly and underperforming.

•

Voice services for crew: Maritime global voice services are used for both vessel operations and communications for crew welfare. Merchant shipping operators use pre-paid phone cards for crew use at preferential around-the-clock flat rates.

•

Vessel management, procurement and asset tracking: Shipping operators, such as Exmar Shipmanagement N.V., Lauritzen Fleet Management A/S and Zodiac Shipping Ltd., use our services to manage operations on board ships and to transmit data, such as course, speed and fuel stock. Our services can be integrated with a global positioning system to provide a position reporting capability. Many fishing vessels are required by law to carry terminals using approved mobile satellite services for tracking purposes as well as to monitor catches and to ensure compliance with geographic fishing restrictions. European Union regulations, for example, require EU-registered fishing vessels of over 15 meters to carry terminals for the purpose of positional reporting of those vessels. Furthermore, new security regulations in certain jurisdictions are expected to require tracking of merchant vessels in territorial waters, which would provide an additional growth opportunity.

•

Safety applications: Ships in distress, including as a result of potential piracy, hijack or terrorist activity, rely on mobile satellite voice and data services. The Ship Security and Alert Systems, or SSAS, regulations were adopted by the International Maritime Organization, or IMO, to enhance maritime security in response to the threat from terrorism and piracy. After July 1, 2004, most deep-sea passenger and cargo ships must be fitted with a device that can send an alert message containing the ship’s ID and position whenever the ship is under threat or has been compromised. We and our partners are developing several solutions to meeting this requirement for merchant vessels. The Global Maritime Distress and Safety System, or GMDSS, is an application built to alert a maritime rescue coordination center of their situation and position, which then coordinates rescue efforts among ships in the area. The IMO requires all cargo vessels over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that use GMDSS applications. Our products and services are currently not certified to be used in GMDSS applications. However, we are currently exploring obtaining such certification and expect to offer such services if these are obtained.

Aviation

We are one of the leading global providers of mobile satellite communications services to the aviation sector. In the aviation sector, our satellite communications services are used principally by corporate jets, corporate and government helicopter fleets, specialized general aviation fleets, such as medevac companies and fire suppression and other specialized transport fleets, and high-end personal aircraft. Our services are also being employed by airline operators for passenger and cockpit voice services and safety applications. Our voice and data devices from our manufacturers and developers have become factory options for a range of airframe manufacturers and fractional operators in business aviation and air transport, such as NetJets Inc., Gulfstream Aerospace Corporation, Bombardier Inc., Cessna Aircraft Company and Empresa Brasileira de Aeronautica S.A., and have become standard equipment on some of their aircraft fleets. Our devices are also installed in the aftermarket on a variety of aircraft.

Aviation end-users utilize our satellite communications services for:

•

Aviation operational communications: Aircraft crew and airline ground operations use our services for air-to-ground telephony and data communications. This includes the automatic reporting of an aircraft’s position and mission critical condition data to the ground and controller-pilot data link communication for clearance and information services. We provide critical communications applications for airlines and air transport customers such as Continental Airlines, Cathay Pacific Airways and El Al Airlines. Many of these operators rely on our services and applications because there is no other communications service available to them in areas such as the polar regions. We maintain relationships with ARINC Incorporated and SITA, SC, two of the leading providers of voice and data network communications service and applications to the airline sector, which integrate our products and services into their offerings.

•

Aviation passenger communications: Commercial and private fleet aircraft passengers use our services for air-to-ground telephony, fax services and data communications. Operators are currently using our services to allow passengers to e-mail using their own Wi-Fi enabled mobile phones, including Blackberry devices or other similar smartphones, without causing interference with aircraft controls. We believe our distributors’ small, lightweight cost-effective solutions offer an attractive alternative for airlines and operators, particularly small fleet operators.

•

Rotary and general aviation applications: We are also a major supplier for rotary aviation applications to end-users including medevac, law enforcement, oil and gas, and corporate work fleets, among others. Companies such as Air Logistics, EagleMed and Air Evac Lifeteam rely on applications from our distributors for traditional voice communications, fleet monitoring and management and real time flight diagnostics.

•

Air traffic control communications, or safety applications: In November 2007, the International Civil Aviation Organization, or ICAO, approved standards and recommended practices allowing us to provide Aeronautical Mobile Satellite (Route) Services to commercial aircraft on long-haul routes, many of which fly over the polar regions. The ICAO decision permits member states to approve our equipment for communications on transoceanic flights, pending certification. The first certification trials are currently underway. Upon receiving such certification, aircraft crew and air traffic controllers will be able to use our services for data and voice communication between the flight deck and ground based control facilities. We are the only provider capable of offering such critical flight safety applications around the entire globe, including the polar regions. We believe this particular sector of the market will present us with significant growth opportunities, as our services and applications will serve as a lower cost alternative to the current aging high frequency radio systems that are more expensive to operate.

Machine-to-Machine

We are one of the leading providers of satellite-based M2M services. We believe the significant under-penetration of this market presents opportunities for future growth. As with land-based handsets, our largest M2M users include mining, construction, oil and gas, utilities, heavy industry, forestry and transport companies, as well as public safety and disaster relief agencies. We believe increasing demand for automated data collection processes from mobile and remote assets operating outside the coverage of terrestrial wireline and wireless networks, as well as the continued push to integrate the operation of such assets into enterprise management and information technology systems, will likewise increase demand for our M2M applications.

Our M2M services are used for:

•

Transportation fleet management: Our global coverage permits our products and services to be used to monitor the location of transport fleets, hours of service and engine telemetry data, as well as to conduct two-way communications with drivers around the entire world. Long distance drivers need reliable communication with both dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit. We expect the push for more efficient, cost-effective and safer fleet operations as well as the imposition of regulatory mandates related to driver safety, such as drive time monitoring, will drive demand for our services in this area.

•

Fixed-asset monitoring: Multinational corporations, such as oil-field service companies like Schlumberger Limited and Conoco Phillips, use our services to run applications that allow remote monitoring and operation of equipment and facilities around the globe, such as oil pipelines and off-shore drilling platforms.

•

Asset tracking: Leveraging M2M applications developed by several of our distributors, companies use our services and related devices to track assets, including personnel, for logistics, theft-prevention and safety purposes. Transportation companies, such as Horizon Lines, Inc., for example, employ M2M applications developed by Impeva Labs, Inc. to track containers while in transit. Premier GPS Inc. similarly develops applications that allow companies to monitor the safety of personnel operating in remote regions of Canada.

•

Resource management: Our global coverage and data throughput capabilities support natural resource management applications such as fishing management systems. Zunibal S.A., one of our resellers, has developed applications for the fishing industry to assist fishing fleets in pursuing more efficient fishing practices.

•

Scientific data monitoring: The global coverage of our network supports many scientific data collection applications such as the Argo float program of the National Oceanographic and Atmospheric Administration, or NOAA. This program relies on our M2M services to collect climate data from buoys located throughout the world’s oceans for monitoring and analysis. We believe the increased need for monitoring climate and environmental data associated with global climate change and human impact on the planet will increase demand for such services.

Government

We are one of the leading global providers of mobile satellite communications services to the U.S. government, principally, the DoD. We provide mobile satellite products and services to all branches of the U.S. armed forces. Our voice products are used by soldiers for a variety of primary and backup communication solutions, including logistical, administrative, morale and welfare and emergency communications. In addition, our products and related applications are installed on ground vehicles, ships, helicopters and fixed-wing aircraft, embedded in unattended sensors and used for command and control and situational awareness purposes. Global security concerns are among the factors driving demand for our products and services in this sector. See “—U.S. Government Services” for more information.

Services and Products

At December 31, 2009, we had approximately 369,000 subscribers worldwide. Of these, 7.2% were M2M subscribers who elected to suspend their accounts and as a result were not generating any fees at such time. While certain of these are due to the seasonal nature of usage, if in the future we elect to charge a fee for maintenance of a suspended account, we expect that a substantial number of these suspended accounts will ultimately be deactivated. Our principal services are mobile satellite services, including mobile voice and data services and M2M services. Sales of our commercial services collectively accounted for approximately 50.2% of our total revenue for the year ended December 31, 2009. We also sell related voice and data equipment to our customers, which accounted for approximately 26.2% of our total revenue for the year ended December 31, 2009. In addition, we offer services to U.S. government customers, including the DoD. U.S. government services accounted for approximately 23.6% of our total revenue for the year ended December 31, 2009.

Our Commercial Services

Post-paid Mobile Voice and Data Satellite Communications Services

We sell our mobile voice and data services to service providers and resellers who in turn offer such services to end-users, either directly or indirectly through dealers, through various packaged solutions such as monthly plans with differing price levels that vary depending upon expected usage. In exchange for these services, we typically charge service providers and resellers a monthly access fee per subscriber as well as usage fees for airtime minutes used by their respective subscribers. A small number of our post-paid customers purchase monthly blocks of airtime minutes which must be used in a given month or are forfeited.

Prepaid Mobile Voice Satellite Communications Services

We also offer mobile voice services to service providers and resellers through prepaid plans. Service providers and resellers pay us in advance for blocks of airtime minutes with expiration periods in various configurations, typically one year. Unused minutes are forfeited at the applicable expiration date. These services are then typically sold to subscribers in the form of prepaid scratch cards and e-vouchers that enable subscribers to use our services on a per minute basis. We believe service providers and resellers are drawn to these services as they enable greater cost control, since they eliminate the need for monthly billings and reduce collection costs, and can be sold in cash economies where credit is not readily available. Our distributors often offer our prepaid voice services through fixed devices to subscribers in rural villages, at remote industrial, commercial and residential sites and on ships at sea, among other places. Fixed voice satellite communications services are in many cases an attractive alternative to handheld mobile satellite communications services in situations where multiple users will access the service within a defined geographic area and terrestrial wireline or wireless service is not available. Fixed phones, for example, can be configured as pay phones that accept prepaid scratch cards and e-vouchers and can be installed at a central location, for example in a rural village or maritime vessel.

High-Speed Data Services

In October 2008, we introduced our high-speed data maritime service, Iridium OpenPort, which offers maritime end-users speeds of up to 128 kbps and up to three voice lines which can be used simultaneously without interference. Data rates on this service can be adjusted up or down at any time without making hardware or software changes, giving subscribers options that allow them to balance needs for data transmission speeds against cost considerations on a real-time basis. In conjunction with our distributors, we offer additional services that permit service providers and resellers to offer complete integrated solutions for ship-to-shore crew calling, e-mail and IP-based data communications. We believe Iridium OpenPort, our first high-speed data service in the maritime market, offers a competitive alternative to other marine satellite services that offer fewer features at higher costs. For our Iridium OpenPort service, we typically charge service providers and resellers a monthly access fee per subscriber as well as usage fees for airtime minutes used by the respective subscribers above their monthly quotas. We plan to introduce additional high-speed data products and services in the future.

Machine-to-Machine Services

Introduced in 2003, our M2M services are designed to address the market need for a small and cost-effective solution for sending and receiving data, such as location, from fixed and mobile assets in remote locations to a central monitoring station. This service operates through a two-way short burst data transmission between our network and a telemetry unit, which may be located, for example, on a container in transit or a buoy monitoring oceanographic conditions. The small size of the units makes them attractive for use in applications such as tracking asset shipments, monitoring unattended remote assets, including oil and gas assets, vehicle tracking and mobile security. We sell our M2M services to our distributors who in turn offer such services to end-users such as various U.S. and international governmental agencies, including NOAA, as well as commercial and other entities such as Schlumberger Limited, Continental Airlines and Conoco Phillips. As with our mobile voice and data offerings, we typically charge service providers and resellers a monthly access fee per subscriber as well as usage fees for airtime minutes used by their respective subscribers.

Other Services

In addition to access and usage fees, we generate revenue from several ancillary services related to our core service offerings, such as inbound connections from the public switched telephone networks, or PSTN, short message services, or SMS, subscriber identity module, or SIM, activation, customer reactivation and other peripheral services. We also provide research and development services to assist customers in developing new technologies compatible with our system which we may leverage for use in commercial service and product offerings in the future. We charge our distributors fees for these services.

In the future, we anticipate the ability to provide secondary payload services to customers during the life of our next-generation constellation, Iridium NEXT, which will replace our current satellite constellation. Currently, we are providing research and development services to potential secondary payload customers.

U.S. Government Services

We provide U.S. government customers bulk access to our services, including voice, netted voice, data, messaging and paging services, as well as maintenance services for the DoD’s dedicated gateway in Hawaii. We provide airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for airtime services and usage for voice, (ii) fixed monthly fee per user for paging services, (iii) a tiered, usage-based pricing plan per device for data services and (iv) a fixed monthly fee for Netted Iridium usage. U.S. government customers also rely on our voice and data products, which they purchase from our network of distributors. To comply with U.S. government regulations, we ensure handsets sold for use in certain U.S. government applications are manufactured wholly in the United States. Resellers and manufacturers typically integrate our products with other products, which they then offer to U.S. government customers as customized product solutions. Such customized voice and data solutions include:

•	personnel tracking devices, such as personal locator beacons;

•	asset tracking devices for equipment, vehicles and aircraft;

•	over-the-horizon (beyond line of sight) aircraft communications applications;

•	submarine communications applications;

•	specialized communications solutions for high-value individuals; and

•

specialized, secure, mobile communications and data devices for the military and intelligence community, such as secure satellite handsets with U.S. National Security Agency Type I encryption capability.

With funding support from the DoD, we continue to invest in research and development to develop new products and applications for use by all branches of the U.S. armed forces. In conjunction with the U.S. Navy, we and our partners recently introduced Netted Iridium, which uses a new line of radio-only satellite devices which permit over-the-horizon push-to-talk group calling services for a user-defined group, or net. We expect the introduction of Netted Iridium to provide us with the potential for future new commercial applications in public safety, fishing and field worker communications. In conjunction with The Boeing Company, or Boeing, and with funding from the U.S. government, we are also developing a high integrity iGPS service, which may be used as an embedded component in various DoD applications. Our iGPS technology is expected to provide centimeter level accuracy and important anti-jamming capability for GPS signals.

Our Products

We offer a broad array of voice and data equipment products for customers that work worldwide. Our devices or an antenna must be outside, within direct view of a satellite, to be able to properly access our network.

Satellite Handsets

Historically, our principal product offering was our Iridium 9505A satellite handset phone, which is similar in functionality to an ordinary cellular phone but with the solid, durable feel that many satellite phone users demand. This phone weighs 13.2 ounces and is capable of up to three hours of talk time without being recharged. The Iridium 9505A provides voice, SMS and data connectivity. We believe our reputation for industrial strength products is critical for customers, many of whom are located in the most inhospitable spots on the planet and require tough and reliable communications equipment.

In October 2008, we launched our next generation satellite handset, the Iridium 9555. This new model introduces several new features, including a larger, brighter screen, improved SMS and e-mail capabilities, an integrated antenna and speakerphone and is smaller, lighter (weighing 9.4 ounces) and more user-friendly than the Iridium 9505A model. The Iridium 9555 also offers up to four hours of talk time. The new model maintains the industrial feel of its predecessor, with a rugged housing to protect its sophisticated satellite transceiver. We believe the Iridium 9555 satellite handset offers significant improvements over our earlier-generation equipment and that it will drive increased adoption from prospective users. At this time, the government has not requested a version of the Iridium 9555, which under applicable regulations would be required to be U.S.-manufactured.

Voice and Data Modems

We also offer a combined voice transceiver and data modem, which our distributors integrate into a variety of communications solutions that are deployed in different applications around the world. Historically, our principal modem was our Iridium 9522A L-Band transceiver, which is effectively the core of our Iridium 9505A satellite handset without a key pad, display, earpiece and microphone. In November 2008, we launched our next generation transceiver, our Iridium 9522B L-Band transceiver. This new model is smaller and less expensive than our previous Iridium 9522A model, which allows our customers to integrate it into smaller devices while improving our margins as well as the margins of our distributors. The Iridium 9522B is functionally equivalent to the Iridium 9522A, which will allow our distributors to easily integrate it into existing applications.

Our principal customers for our L-Band transceivers are VAMs who integrate it into specialized devices that access our network. These specialized products are often the highest generators of traffic on our network. On-board crew calling terminals built around the Iridium 9522A, which are used as payphones on maritime vessels, for example, have 10 to 20 times the average usage of a handheld phone, in part because they are shared across a large group of users. These products have also been integrated into mobile data applications providing e-mail services on maritime vessels.

High-Speed Data Devices

In October 2008, we introduced our Iridium OpenPort high-speed data terminal. This device provides dynamic allocation of three independent telephone lines and a high-speed data port configurable from 9.6 to 128 kbps. All voice and data capabilities can be used at the same time. The terminal relies on a relatively compact omni-directional antenna array about the size of a typical small-boat radar dome and contains no moving parts, which greatly reduces cabling, maintenance and repair costs. Our principal customers for Iridium OpenPort are our VARs who integrate the device with their own hardware and software products to provide a suite of customer-focused voice and IP-based data packages for ship business, crew calling and e-mail. We believe the low cost of our OpenPort terminal, combined with our high bandwidth and flexible configuration options, will allow us to grow our share of the existing maritime market while opening up new market sectors, such as luxury yachts, tug boats and other fishing and cruising vessels for which traditional marine satellite systems have typically been too costly. We expect to launch additional high-speed data devices for non-maritime markets in the future.

Machine-to-Machine Data Devices

In 2006, we introduced our Iridium 9601 short burst data modem, which provides our M2M services. The Iridium 9601 is a small data device with two-way transmission capable of sending packet data to and from any point in the world with low latency. Our principal customers for our Iridium 9601 data modems are VARs and VAMs, who embed the Iridium 9601 into their tracking, sensor, and data applications and systems, such as asset tracking systems. The Iridium 9601 is often combined with a GPS receiver to provide location information across our system to customer applications. In addition, an increasing number of resellers and manufacturers are including a terrestrial global system for mobile communication, or GSM, packet radio service modem in their applications to provide low cost cellular data transmission when available. These applications are used by end-users that require the ability to transfer large volumes of data but operate in areas with inconsistent cellular coverage. We provide gap-filler coverage for such applications allowing such users to operate anywhere on the globe in locations where cellular coverage is unavailable or unreliable.

In January 2010, we announced the development and anticipated introduction of the Iridium 9602 full-duplex short burst data transceiver, which is designed to replace the Iridium 9601. The Iridium 9602 is smaller, lighter and less expensive that the Iridium 9601, and we expect it to be available for commercial delivery in June 2010. Our phase-out program for the Iridium 9601 will ensure that our VARs and VAMs will be able to transition seamlessly to the new technology.

Device Development and Manufacturing

Currently, we contract with Cambridge Consulting Ltd., or Cambridge, and certain other suppliers to develop all of our devices, and with Celestica Corporation, or Celestica, a contract manufacturer, to manufacture our devices in facilities in

Malaysia and the United States. We maintain agreements with a number of suppliers, including Cambridge and Celestica. Pursuant to the contract with Celestica, we may be required to purchase excess materials from Celestica at cost plus a contractual markup if the materials are not used in production within the periods specified in the agreement. Celestica will then generally repurchase such materials from us at the same price paid by us, as required for the production of the devices. Our agreement with Celestica is automatically renewable for additional one year terms unless terminated by either party. We generally provide our distributors with a warranty on subscriber equipment for one to two years from the date of activation, depending on the product. We also utilize other suppliers, some of which are sole source, to manufacture certain component parts of our devices.

In addition to our principal products, we also offer a selection of accessories for our devices, including holsters, earbuds, portable auxiliary antenna, antenna adaptors, USB data cables and charging units, among others. We purchase these products from several third-party suppliers either pursuant to contractual agreements or off the shelf at market prices.

Our Spectrum

We hold licenses to use 8.725 MHz of continuous spectrum in the L-Band, which operates at 1.6 GHz, and allows for two-way communication between our devices and our satellites. In addition, for feeder and inter-satellite links, we are authorized to use 600 MHz of Ka-Band and K-Band spectrum. Of this spectrum, we use 200 MHz of K-Band spectrum for satellite-to-satellite communications, and 400 MHz of Ka-Band spectrum for two-way communication between our satellites and our gateways. Our spectrum position is globally coordinated and recorded by the International Telecommunication Union, or ITU. Our products and services are offered in over 100 countries and we continue to seek authorizations in additional countries. Access to this spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because each product and service can be deployed and sold worldwide. This broad spectrum assignment also enhances our ability to capitalize on existing and emerging wireless and broadcast applications.

The Federal Communications Commission, or FCC, initially licensed us to operate on 5.15 MHz of the 10.5 MHz of spectrum which Motorola Inc., or Motorola, originally designed our system to operate within and later increased our license spectrum to include an additional 3.1 MHz on a shared basis with Globalstar. In November 2007, an FCC order increased our exclusive spectrum to 7.775 MHz with an additional 0.95 MHz shared with Globalstar. On May 1, 2009, the U.S. Court of Appeals for the D.C. Circuit denied a petition for review filed by Globalstar of the FCC’s decision to reallocate L-band spectrum from Globalstar to us. The decision of the U.S. Court of Appeals for the D.C. Circuit became final and non-reviewable on July 30, 2009, because Globalstar did not seek rehearing en banc with the U.S. Court of Appeals for the D.C. Circuit or file a petition for certiorari with the U.S. Supreme Court. Globalstar has also filed a petition before the FCC asking for reconsideration of the global effects of the license modification, contending that the FCC’s decision should not have affected Globalstar’s operations outside of the United States. We have opposed the reconsideration request as without merit, and no decision has been issued by the FCC. The disposition by the U.S. Court of Appeals for the D.C. Circuit does not directly impact Globalstar’s pending petition for reconsideration of the FCC decision to modify Globalstar’s license on a global basis. Notwithstanding these challenges by Globalstar at the FCC, modifications to our and Globalstar’s licenses consistent with the November 2007 spectrum change took effect on a global basis on December 14, 2008, in accordance with federal law. After the modifications became effective, Globalstar filed before the FCC a request for waivers and special temporary authority to continue operating on spectrum licensed to us in certain gateways outside of the United States. Thereafter, Globalstar modified its request. We opposed Globalstar’s request, but the FCC has not yet taken any action.

Our use of satellite spectrum is subject to the frequency rules and regulations of the ITU. The ITU is the United Nations organization responsible for worldwide co-operation in the telecommunications sector. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments. Each ITU administration is required to give notice of, coordinate and record its proposed use of radio frequency assignments with the ITU’s Radiocommunication Bureau. The coordination negotiations are conducted by the national administrations with the assistance of satellite operators. When the coordination process is completed, the ITU formally notifies all proposed users of frequencies and orbital locations in order to protect the recorded assignments from subsequent nonconforming or interfering uses by member states of the ITU. Only member states have full standing within this inter-governmental organization.

Filings to the ITU for our current constellation have been made on our behalf by the United States. We have coordinated frequencies in the mobile satellite services spectrum at L-band (1.6 GHz) for communication between our satellites and end-user devices, frequencies in the Ka-Band (19.4 GHz to 19.6 GHz and 29.1 to 29.3 GHz) for communications between us and the gateways and our satellites, as well as frequencies in the K-Band (23 GHz) for our inter-satellite links.

The ITU controls the assignment of country codes used for placing telephone calls between different countries. Our network is assigned the 8816 and 8817 country codes, and uses these numbers for calling and communications between terminals.

Domestic and Foreign Revenue

We supply services and products to customers in a number of foreign countries. We allocate revenues geographically based on where we invoice our distributors, whom we bill for mobile satellite services and related equipment sales, and not according to the location of the end-user. These distributors sell services directly or indirectly to end-users, who may be located elsewhere. It is not possible for us to provide the geographical distribution of end-users, as we do not contract directly with them. The majority of our revenues are invoiced in U.S. dollars. U.S. revenues accounted for approximately 48.1% of our revenues between 2007 and 2009. The table below sets forth the percentage of our revenues by country for the period indicated:

	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
United States	48.0%	48.6%	47.6%
Canada	16.9%	17.2%	14.8%
United Kingdom	8.0%	8.0%	10.1%
Other Countries(1)	27.1%	26.2%	27.5%

(1)	No other single country represents more than 10% of our revenue for any of the periods indicated.

For more information about our revenue from sales to foreign and domestic customers, see Note 12 to our consolidated financial statements and Note 12 in Iridium Holdings’ financial statements contained herein.

Traffic Originating Outside the U.S.

A significant portion of our voice and data traffic originates outside the United States. The table below estimates the percentage of our commercial voice and data traffic originating outside the United States for the years ended December 31, 2007, 2008 and 2009.

	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Commercial voice traffic (minutes)	92.1%	90.1%	90.2%
Commercial data traffic (kilobytes)	52.4%	74.7%	68.9%

Our Network

Current Constellation

Our satellite network includes 66 in-orbit LEO satellites, in addition to in-orbit spares. We also maintain a non-service in-orbit spare which we use for testing purposes. The satellites operate in six orbital planes of eleven vehicles each in nearly circular polar orbits. Our satellites orbit at an altitude of approximately 483 miles (778 kilometers) above the earth and travel at 16,689 mph resulting in a complete orbit of the earth approximately every 100 minutes. The design of our constellation ensures that generally at least one satellite is visible to subscribers from any point on the earth’s surface, covering all of the world’s population. While our constellation offers 100% global coverage, satellite services are not available in locations where a satellite signal cannot be transmitted or received or when the device or antenna does not have a direct line of sight to a satellite, such as inside a building.

Our constellation is unique in its usage of radio frequency crosslinks between our satellites. These crosslinks enable each satellite to communicate with up to four other satellites in space—two in the same orbital plane and two in adjacent planes. Our traffic is generally routed between satellites, which minimizes the ground infrastructure necessary to support the constellation. This interlinked architecture enables a single ground station gateway to support all commercial traffic globally. This design allows the satellite that is then passing over the ground station to transmit all traffic to and from the rest of the satellite constellation to terrestrial-based networks such as the PSTN.

We believe our interlinked satellite infrastructure provides several advantages over networks that rely on terrestrial gateways like Globalstar’s and ORBCOMM’s networks. We have the only satellite network with 100% global coverage, and our constellation is less vulnerable to single points of failure, since traffic can be routed around any one satellite problem to complete the communications path. In addition, the small number of ground stations increases the security of our constellation, a factor that makes our network particularly attractive to government institutions and large enterprises that desire secure voice and data communications. The low orbit of our constellation also allows our network to operate with low latency due to the proximity of our satellites to the earth.

Our satellites are similar in design and functionality, which allows satellite diversity for mitigation of service gaps from individual satellite outages. Each satellite has a high degree of on-board subsystem redundancy, an on-board fault detection system and isolation and recovery for safe and quick risk mitigation. Our ability to reconfigure the orbital location of each satellite provides us with operating flexibility and enhances our ability to maintain commercially-acceptable level of service. If a satellite should fail or become unusable, in most cases, we can reposition one of our in-orbit spare satellites to take over its functions. If there is an in-orbit spare located in the orbital plane of the failed satellite, such repositioning can often be accomplished within days with minimal impact on our services. If there is no in-orbit spare located in the relevant orbital plane, redeploying an in-orbit spare into the affected plane will take at least one year. The design of our space and ground control system facilitates the real time intervention and management of the satellite constellation and service upgrades via software enhancements.

Our commercial gateway is located in Tempe, Arizona. This gateway has multiple antennas that communicate with our satellites and pass calls seamlessly between gateway antennas and satellites as the satellites traverse the gateway, thereby connecting signals from the terminals of end-users to our gateway. Additional gateways can be added to the network to enable dedicated communications links that are not dependant on localized terrestrial telecommunications infrastructure where subscribers are using our services. Such gateways would be able to generate and control all user information pertaining to our registered users, such as user identity, geo-location and call detail records. The DoD owns and operates a dedicated gateway in Hawaii for U.S. government users to take advantage of this capability. This gateway provides an interface between voice and data devices and the Defense Information Systems Network, providing DoD users with secure communications capabilities. We are also in discussions with parties in countries that require physical gateways within their jurisdiction to build or reactivate additional gateways to connect the traffic to the constellation coming to and from their territory, including China and Russia.

We operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. This facility manages the performance and status of each of our satellites, developing and distributing routing tables for use by the satellites and gateways, directing traffic routing through the network and controlling the formation of coverage areas by the satellites’ main mission antennas. We also operate telemetry, tracking, and control stations, or TTACs, and satellite earth station facilities in Fairbanks, Alaska and Chandler, Arizona in the United States, and in northern Canada and Norway. The Alaskan ground station also provides earth terminal backup capability for the Tempe gateway.

From time to time, individual satellites in our constellation experience operating problems that may result in a temporary satellite outage, but due to satellite diversity within our constellation, the individual satellite outages typically do not negatively affect our customers’ use of our system for a prolonged period. In addition, most system processing related to our service is performed using software onboard each satellite instead of on the ground. We believe this has provided us with significant flexibility and has contributed to the longevity of the system by enabling engineers to develop additional functionality and software-based solutions to occasional faults and anomalies in the system.

We have experienced seven satellite losses since we reintroduced commercial satellite services in 2001 that have resulted in the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network. Six of these losses were from satellites that failed in orbit and one satellite was lost as a result of a collision with a non-operational Russian satellite. To date, each time we have lost a satellite we have been able to replace it with an in-orbit spare.

Based on the failures and anomalies we have experienced to date, and considering the potential for future anomalies, we believe our current constellation will provide commercially acceptable level of service through approximately 2014. In addition, we believe our constellation can be operationally functional with less than 66 satellites while experiencing some service degradation. We expect to be able to mitigate most satellite failures through the use of the remaining in-orbit spares, the implementation of software solutions, and by landing communications traffic at our ground station in Alaska and backhauling traffic to the Tempe gateway for processing and termination. However, there can be no assurance that our satellites will not fail faster than expected or that we will be able to mitigate any future failures.

In addition to our in-orbit spare satellites, we own spare parts for certain equipment in our gateway and TTACs. We selectively replace parts for our gateway and TTACs as necessary and maintain an inventory of spare parts which we continuously monitor. In addition, when we do not have necessary spares in inventory or such spares become obsolete, we rely on third parties to develop necessary parts.

We contract with Boeing to operate our constellation pursuant to a long-term operations and maintenance agreement, which we refer to as the O&M Agreement. Under the terms of this agreement, Boeing provides operations and maintenance services with respect to our satellite network, including engineering, systems analysis and operations and maintenance services, from our technical support center in our Chandler, Arizona control station and our satellite network operations center in Leesburg, Virginia. The life of the agreement runs concurrent with the estimated useful life of our constellation.

Pursuant to a transition services, products and asset agreement, or the TSA, by and among Motorola, Iridium Holdings and Iridium Satellite and a separate agreement by and among Iridium Satellite, Boeing, Motorola and the U.S. government, Iridium Satellite is required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement to cover the de-orbiting of our satellite constellation in the amount of $500.0 million per occurrence, and $1.0 billion in the aggregate. The current policy together with the de-orbiting endorsement covers amounts that we and certain other named parties may become liable to pay for bodily injury or property damages to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting the satellite constellation, although it contains exceptions for third-party damages which may result from the 2009 in-orbit satellite collision. The policy covers us, the U.S. government, Boeing, as operator of our system, Motorola and other named beneficiaries. The policy has been renewed annually since the expiration of the original policy’s three-year term in 2003. The current policy has a one-year term, which expires December 12, 2010. In addition, Motorola maintains a separate $1.0 billion product liability policy to cover its potential liability as manufacturer of the satellites. We pay the premium for Motorola’s policy. We do not maintain in-orbit insurance covering losses from satellite failures or other operational problems affecting our constellation.

Constellation De-Orbiting Obligations

When Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required certain de-orbit rights as a way to control potential liability risk arising from future operation of the constellation and provide for the U.S. government’s obligation to indemnify Motorola. As a result, an agreement was entered into by Iridium Satellite, Boeing, Motorola and the U.S. government, whereby the U.S. government obtained the right to, in its sole discretion, require us to de-orbit our constellation upon the occurrence of any of the following: (a) Iridium Satellite’s failure to pay certain insurance premiums or maintain insurance; (b) Iridium Satellite’s bankruptcy; (c) Iridium Satellite’s sale or the sale of any major asset in its satellite system; (d) Boeing’s replacement as the operator of Iridium Satellite’s satellite system; (e) Iridium Satellite’s failure to provide certain notices as contemplated by the agreement; or (f) at any time after June 5, 2009, unless extended by the U.S. government. The U.S. government also has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares, that has been in orbit for more than seven years, unless the U.S. government grants a postponement. As of August 2009, all of our functioning satellites had been in orbit for more than seven years. We are currently in discussions with the U.S. government to extend the 2009 deadline.

Motorola also has the right to de-orbit our constellation pursuant to the TSA and pursuant to the O&M Agreement between Boeing and Iridium Constellation LLC, or Iridium Constellation, a subsidiary of Iridium Satellite. Under these agreements, Motorola may require the de-orbit of our constellation upon the occurrence of any of the following: (a) Iridium Holdings’ bankruptcy or the bankruptcy of Iridium Constellation or Iridium Satellite; (b) Iridium Holdings’ breach of the TSA; (c) Boeing’s breach of the O&M Agreement or a related agreement between Boeing and Motorola; (d) an order from the U.S. government requiring the de-orbiting of our satellites; (e) Motorola’s determination that changes in law or regulation may require it to incur certain costs relating to the operation, maintenance, re-orbiting or de-orbiting of our constellation; or (f) Motorola’s failure to obtain, on commercially reasonable terms, product liability insurance to cover its position as manufacturer of the satellites, provided the U.S. government has not agreed to cover what would have otherwise been paid by such policy. Motorola recently filed a complaint against us in Illinois state court. This complaint is described in more detail under “Legal Proceedings” elsewhere in this report.

Pursuant to the O&M Agreement between Iridium Constellation and Boeing, Boeing similarly has the unilateral right to de-orbit our constellation upon the occurrence of any of the following events: (a) Iridium Constellation’s or Iridium Satellite’s bankruptcy; (b) the existence of reasonable grounds for Boeing to question the financial stability of Iridium Constellation; (c) Iridium Constellation’s failure to maintain certain insurance policies; (d) Iridium Constellation’s failure to provide Boeing certain quarterly financial statements; (e) Iridium Constellation’s breach of the O&M Agreement, including its payment obligation thereunder; or (f) changes in law or regulation that may increase the risks or costs associated with the operation and/or re-orbit process or the cost of operation and/or re-orbit of the constellation.

In addition, we have certain de-orbit obligations under our FCC licenses, Specifically, pursuant to an orbital debris mitigation plan filed with the FCC and incorporated into our space station license in 2001, we are required to lower each satellite to an orbit with a perigee of approximately 250 kilometers as it reaches the end of its useful life and coordinate these orbit-lowering maneuvers with the United States Space Command. We have applied to modify our license to conform these requirements to the less stringent de-orbit standards adopted by the FCC in 2004 for all new satellite applications. Our modification application remains pending.

Iridium NEXT

Our satellites have so far exceeded their original design lives and we are currently developing our next-generation satellite constellation, Iridium NEXT, which we expect to commence launching in late 2014. The current constellation is expected to provide commercially acceptable level of service through approximately 2014. The new satellite constellation will be backward compatible with our first generation system and will replace the existing constellation with what we believe will be a more powerful and capable satellite network. We believe Iridium NEXT’s increased capabilities will expand our target markets by enabling us to develop and offer a broader range of products and services, including a wider array of cost-effective and competitive broadband data services.

Iridium NEXT will maintain the current system’s key attributes, including LEO architecture, the capability to upload new software, global coverage, low latency and high network availability, and will continue to support existing applications and equipment. In addition, Iridium NEXT will allow us to develop and provide new and enhanced capabilities, such as:

•	higher speeds and greater flexibility for core voice and data services;

•	the ability to host lower cost, private network gateways, providing greater control of voice and data traffic; and

•	regional broadcast capabilities, enabling global paging and point-to-multi-point broadcasting of data services to select groups.

In addition, Iridium NEXT will be designed to host secondary payloads for U.S. and international government and commercial customers, including remote sensing and climate monitoring applications. If such secondary payloads were in fact built on Iridium NEXT, they have the potential to generate cash and deferred revenue during the construction phase of Iridium NEXT and the potential to generate recurring revenue once Iridium NEXT is launched.

In 2007, we conducted a request for information with over 60 companies for the development and launch of Iridium NEXT. We have since narrowed our search for a prime system contractor to two companies, Lockheed Martin Corporation Space Systems Company and Thales Alenia Space France. These companies are currently working with input from our engineers to design a system that satisfies our technical, timing and cost requirements. We expect to enter into a definitive agreement with a prime contractor for the design, manufacture and deployment of our new constellation in 2010. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2016 to be approximately $2.7 billion. We expect to fund a substantial portion of these costs from internally generated cash flows, including potential revenues from secondary payloads and warrant proceeds. We expect to finance the remaining cost by raising additional debt or equity financing.

Competition

The global communications industry is highly competitive. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Our most direct competition comes from other global mobile satellite services providers. Currently, our principal global mobile satellite services competitors are Inmarsat, Globalstar and ORBCOMM. We compete primarily on the basis of coverage, quality, mobility and pricing of services and products.

Our main competitor, United Kingdom-based Inmarsat, has been a provider of communications services, including voice and data services, since 1982. Inmarsat owns and operates a fleet of GEO satellites. Unlike LEO satellites, GEO satellites orbit the earth at approximately 22,300 miles above the equator. GEO operators require substantially larger and more expensive antennas, and typically have higher transmission delays than LEO operators. Due to its GEO system, Inmarsat’s coverage area extends and covers most bodies of water except for a majority of the polar regions. Accordingly, Inmarsat is the leading provider of satellite communications services to the maritime sector. Inmarsat also offers land-based and aviation communications services. Immarsat has announced the development of a new handset which when introduced will compete with our products. During April 2009, Inmarsat acquired Stratos, one of our main distributors. Inmarsat generally does not sell directly to end-users.

U.S.-based Globalstar owns and operates a fleet of LEO satellites. Globalstar began commercial services in 2000. In addition, Globalstar’s service is available only on a multi-regional basis as a result of its bent pipe architecture, which requires that voice and data transmissions be routed from satellites immediately to nearby ground stations. This design requires the use of multiple ground stations, which are impractical in extreme latitudes or over oceans. Unlike Inmarsat and us, Globalstar sells a higher percentage of its products and services directly to end-users. Globalstar has indicated that satellite failures and other problems affecting its constellation are affecting and will continue to affect its ability to provide two-way services in the future. Globalstar is also in the process of building its second-generation satellite constellation, which is expected to be launched between 2010 and 2012. It is currently planning to replace only 24 of the original 48 satellites during this time. In July 2009, Globalstar announced it has completed the financing of approximately $738.0 million for its second generation satellite constellation, supported by credit insurance from Compagnie Française d’Assurance pour le Commerce Extérieur S.A., or Coface, the export credit agency acting on behalf of the French government.

U.S.-based ORBCOMM also provides commercial services using a fleet of LEO satellites. Like Globalstar, ORBCOMM’s network also has a bent pipe architecture, which limits its coverage area. ORBCOMM’s principal focus is low-cost data and M2M services, where it directly competes with our M2M offerings. ORBCOMM’s services generally have a certain amount of latency, which may limit their use in certain mission critical applications. It does not offer voice service or high-speed data services. ORBCOMM is similarly developing its second-generation satellite constellation.

We also compete with regional mobile satellite communications services in several geographic markets. In these cases, the majority of our competitors’ customers require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate GEO satellites. Our regional mobile satellite services competitors currently include Thuraya Telecommunications Co., or Thuraya, principally in Europe, the Middle East, Africa, Australia and several countries in Asia; and SkyTerra in North America. In addition, several regional mobile satellite services companies, including ICO Global Communications (Holdings) Limited, or ICO, TerreStar Corporation, or TerreStar, and SkyTerra Communications, Inc. or SkyTerra, are attempting to exploit their spectrum positions into a U.S. consumer mobile satellite services business; however such operators currently offer limited or no services. In July 2009, TerreStar launched its satellite TerreStar 1 is expected to launch its first handset during 2010.

We compete indirectly with terrestrial wireline (landline) and wireless communications networks. We provide service in areas that are inadequately covered by these ground systems. To the extent that terrestrial communications companies invest in underdeveloped areas, we will face increased competition in those areas. We believe that local telephone companies currently are reluctant to invest in new switches, landlines and cellular towers to expand their networks in rural and remote areas due to high costs and limited usage. Many of the underdeveloped areas are sparsely populated so it would be difficult to generate the necessary returns on the capital expenditures required to build terrestrial wireless networks in such areas. We believe that our solutions offer a cost-effective and reliable alternative to terrestrial-based wireline and wireless systems.

We will also face competition for our land-based services in the United States from incipient ancillary terrestrial component, or ATC, service providers. In February 2003, the FCC adopted rules that permit satellite service providers to establish ATC networks. ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and broad coverage throughout the United States. The ATC network would extend satellite services to urban areas and inside buildings where satellite services currently are impractical. Outside the United States, other countries are considering implementing regulations to facilitate ATC services.

The mobile satellite services industry has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead-time associated with obtaining the required licenses, building and launching the satellite constellation and deploying the ground network technology. We are aware of no other companies currently planning to enter the mobile satellite services industry.

Employees

As of December 31, 2009, we had 166 full-time employees, none of whom is subject to any collective bargaining agreement. We consider our employee relations to be good.

Intellectual Property

At December 31, 2009, we held eight U.S. patents with no additional U.S. patents pending and no foreign patents with one foreign patent pending. These patents cover several aspects of our satellite system, our global network and our devices. We continue to maintain all of our important patents.

In addition to our owned intellectual property, we also license critical system technology from Motorola, including software and systems to operate and maintain our network as well as technical information for the design and manufacture of our devices. This intellectual property is essential to our ability to continue to operate our constellation and sell our handsets. We maintain our licenses with Motorola pursuant to several agreements. Pursuant to one of these agreements, we pay a royalty equal to 2% of the manufacturing costs of subscriber equipment. One or more of these agreements can be terminated by Motorola upon: (i) any material change to certain portions of the certificate of formation and operating agreement of our subsidiary that is party to the agreements; (ii) any change of control, as defined; (iii) the commencement by or against Iridium Satellite of any bankruptcy proceeding or other specified liquidation proceedings; or (iv) the material failure of Iridium Satellite to perform or comply with any provision of certain of the agreements between Iridium Satellite and Motorola. In addition, Motorola has an annual right of non-renewal in respect of one of the intellectual property license agreements. Motorola has assigned a portion of the patents that comprise these licenses to a third-party.

Motorola recently filed a complaint against us in Illinois state court alleging that the Acquisition constituted a change of control. This complaint is described in more detail under “Legal Proceedings” included elsewhere in this report. If the court were to hold that the Acquisition constituted a change of control, and the case were not settled, then Motorola would also have the right to terminate our intellectual property licenses.

We also license other system technology from additional third parties. We expect to license technology from Motorola and other third parties in connection with the development of Iridium NEXT and related ground infrastructure, products and services.

If Motorola or any such third party were to terminate any license agreement or cease to support and service this technology, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or, in the case of Motorola, impossible to obtain such services from alternative vendors. Any substitute technology may also have lower quality or performance standards, which would adversely affect the quality of our products and services. For more information, see “Risk Factors—Our agreements with Motorola contain potential payment provisions that may apply to the Acquisition; and Motorola has filed a complaint in Illinois state court seeking to compel us to make those payments” and “Risk Factors—We are dependent on intellectual property licensed from Motorola and other third parties.”

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge through our website at www.iridium.com and on the website of the Securities and Exchange Commission, or SEC, at www.sec.gov. A request for any of these reports may also be submitted to us by writing: Investor Relations, Iridium Communications Inc., 6707 Democracy Boulevard, Suite 300, Bethesda, MD 20817, or by calling our investor relations line at 301-517-6297.

ITEM 1A.	Risk Factors

Throughout this section, when we refer to percentages of revenues or traffic for the year ended December 31, 2009, we are referring to the revenues or traffic of Iridium Holdings prior to the Acquisition and Iridium Holdings combined with our company after the Acquisition.

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

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•	our ability to maintain the health, capacity and control of our existing satellite constellation;

•

our ability to contract for the design, build and launch of Iridium NEXT and related ground infrastructure, products and services, including the financing thereof and, once launched, our ability to maintain the health, capacity and control of such satellite constellation;

•	the level of market acceptance and demand for our products and services;

•	our ability to introduce innovative new products and services that satisfy market demand;

•	our ability to obtain additional business using our existing spectrum resources both in the United States and internationally;

•	our ability to sell our products and services in additional countries;

•	our ability to maintain our relationship with U.S. government customers, particularly the DoD;

•

the ability of our distributors to market and distribute our products, services and applications effectively and their continued development of innovative and improved solutions and applications for our products and services;

•	our ability to successfully resolve a dispute with Motorola regarding fees they allege that we owe to them and to license the required intellectual property for Iridium NEXT;

•	the effectiveness of our competitors in developing and offering similar services and products; and

•	our ability to maintain competitive prices for our products and services and control costs.

We will need additional capital to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities. If we fail to obtain sufficient capital, we will not be able to successfully implement our business plan.

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2016 to be approximately $2.7 billion, although we have not yet entered into definitive agreements for these activities and our actual costs could substantially exceed this estimate. We expect to fund a substantial portion of these costs from internally generated cash flows, including potential revenues from secondary payloads and warrant proceeds. We expect to finance the remaining cost by raising additional debt or equity financing. However, there can be no assurance that our internally generated cash flows will meet our current expectations or that we will be able to obtain sufficient external capital to fund Iridium NEXT and implement other elements of our business plan, due to increased costs, lower revenues or inability to obtain additional financing. Among other factors leading to this uncertainty, some of the warrants whose proceeds we expect to use to fund a portion of Iridium NEXT are currently “under water,” meaning they have an exercise price per share that is significantly higher than the current price at which our common stock is trading. In addition, none of the warrants are callable by us until such time as our stock trades at a per share price greater than $14.25 for our $7.00 warrants, or $18.00 for our $11.50 warrants, for an extended period of time. As of March 12, 2010 the closing price of our common stock was $8.22 per share. Unless our stock price increases significantly, we would not expect the under-water warrants to be exercised and we will not be able to call any of the warrants. If we do not obtain such funds from internally generated cash flows, or from the net proceeds of future debt or equity financings, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities will be impaired.

The recent global economic crisis and related tightening of credit markets has also made it more difficult and expensive to raise capital. Our ability to obtain additional capital to finance Iridium NEXT and related ground infrastructure, products and services, and other capital requirements may be adversely impacted by the continuation of these market conditions. We have engaged Goldman, Sachs & Co. as our lead global advisor to help secure the funding necessary to design, build and launch Iridium NEXT, although we cannot assure you that we will have access to sources of financing on reasonable terms, or at all. If we are unable to obtain sufficient financing on acceptable terms, we may not be able to fully implement our business plan as currently projected, if at all, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service.

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

We may also be required to maintain compliance with specified financial covenants. Complying with these restrictive covenants may impair our ability to finance our operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these restrictive covenants will depend on our future performance, which may be affected by events beyond our control. If we violate any of these covenants and are unable to obtain waivers, we would be in default under the agreement and payment of the indebtedness could be accelerated. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default or cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. In addition, complying with these covenants may cause us to take actions that are not favorable to holders of our securities and may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions.

Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.

Since we introduced commercial services in 2001, we have experienced seven satellite losses. Six of our satellites have failed in orbit, which has resulted in either the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, and one satellite was lost as a result of a collision with a non-operational Russian satellite. While we expect our current constellation to provide a commercially acceptable level of service through approximately 2014, we cannot guarantee we will be able to provide such level of service through the transition period to Iridium NEXT. Also, our satellites have already exceeded their original design lives and the actual useful lives of our satellites may be shorter than we expect. In addition, additional satellites may fail or collide with space debris or other satellites in the future, and we cannot assure you that our in-orbit spare satellites will be sufficient to replace such satellites or that we will be able to replace them in a timely manner.

In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, and solar or other astronomical events, including solar radiation and flares and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. As our constellation has aged, some of our satellites have experienced individual component failures affecting their coverage or transmission capacity and other satellites may experience such failures in the future, which could adversely affect the reliability of their service. As a result, fewer than 66 of our in-orbit satellites will be fully functioning at any time. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge in our statement of operations reflecting the remaining net book value of that satellite, which could significantly depress our net income for the period in which the failure occurs.

From time to time, we are advised by our customers and end-users of temporary intermittent losses of signal cutting off calls in progress, preventing completions of calls when made or disrupting the transmission of data. If the magnitude or frequency of such problems increase and we are no longer able to provide a commercially acceptable level of service, our business and financial results and our reputation would be hurt and our ability to pursue our business plan would be compromised.

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

Our products could fail to perform or perform at reduced levels of service because of technological malfunctions or deficiencies or events outside of our control which would seriously harm our business and reputation.

Our products and services are subject to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our satellites, services, information systems or telecommunications infrastructure could result in the inability of our customers to receive our services for an indeterminate period of time. These customers include government agencies conducting mission-critical work throughout the world, as well as consumers and businesses located in remote areas of the world where traditional telecommunications services may not be readily available. Any disruption to our services or extended periods of reduced levels of service could cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers or result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse elements of our system, including our satellites, our commercial gateway, or our network operations center to function as required could render our system unable to perform at the quality and capacity levels required for success. Any system failures or extended reduced levels of service could reduce our sales, increase costs or result in liability claims and seriously harm our business.

Additional satellites may collide with space debris or another spacecraft, which could adversely affect the performance of our constellation and business.

In February 2009, we lost an operational satellite as a result of a collision with a non-operational Russian satellite. Although we have some ability to actively maneuver our satellites to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, various uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless this debris is still large enough to potentially cause severe damage or a failure of our satellites should a collision occur. If our constellation experiences additional satellite collisions with space debris or other spacecrafts, our ability to operate our constellation may be impaired.

The space debris created by the February 2009 satellite collision may cause damage to other spacecraft positioned in a similar orbital altitude.

The collision of one of our satellites with a non-operational Russian satellite created a space debris field concentrated in the orbital altitude where the collision occurred, and thus increased the risk of space debris damaging or interfering with the operation of our satellites, which travel in this orbital altitude, and satellites owned by third parties, such as U.S. or foreign governments or agencies and other satellite operators. Although there are tools used by us and providers of tracking services, such as the U.S. Joint Space Operations Center, to detect, track and identify space debris, we or third parties may not be able to maneuver the satellites away from such debris in a timely manner. Any such collision could potentially expose us to significant losses and liability.

As our product portfolio expands, our failure to manage growth effectively could impede our ability to execute our business plan and we may experience increased costs or disruption in our operations.

We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to operate as a public company and managing the growth of our business. As our product portfolio continues to expand, the responsibilities of our management team and the company resources also grow. Consequently, we may further strain our management and the company resources with the increased complexities and administrative burdens associated with a larger, more complex product portfolio. Our failure to meet these challenges as a result of insufficient management or other resources could significantly impede our ability to execute our business plan. To properly manage our growth, we may need to hire and retain personnel, upgrade our existing operational management and financial and reporting systems and improve our business processes and controls. Failure to effectively manage the expansion of our product portfolio in a cost-effective manner could result in declines in product and service quality and customer satisfaction, increased costs or disruption of our operations.

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

We are currently developing Iridium NEXT, which we expect to commence launching in late 2014. While we expect our current constellation to provide a commercially acceptable level of service through approximately 2014, we cannot guarantee it will provide a commercially acceptable level of service through the transition period to Iridium NEXT. If we are unable, for any reason, including as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve or maintain orbital placement or delays in receiving regulatory approvals, to deploy Iridium NEXT before our current constellation ceases to provide a commercially acceptable level of service or if we experience backward compatibility problems with our new constellation once deployed, we will likely lose customers and business opportunities to our competitors, resulting in a material decline in revenues and profitability and inability to service debt as our ability to provide a commercially acceptable level of service is impaired.

Iridium NEXT may not be completed on time, and the costs associated with it may be greater than expected.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2016 will be approximately $2.7 billion although we have not yet entered into definitive agreements for these activities and our actual costs could substantially exceed this estimate. We may not complete Iridium NEXT and related infrastructure, products and services on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. Development of Iridium NEXT may suffer from additional delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	lower than anticipated internally generated cash flows;

•	lower than expected secondary payload funding;

•	the failure to receive proceeds from the exercise of our outstanding warrants, some of which are currently significantly under water;

•	our inability to obtain capital to finance Iridium NEXT and related ground infrastructure, products and services on acceptable terms or at all;

•	requirements imposed by financing sources;

•	engineering or manufacturing performance falling below expected levels of output or efficiency;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	non-performance by third-party contractors, including the prime system contractor;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of a new or unproven launch vehicle;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	increases in the costs of materials;

•	changes in project scope;

•	additional requirements imposed by changes in laws; or

•	severe weather or catastrophic events such as fires, earthquakes, storms or explosions.

While we expect to fund a substantial portion of the costs associated with Iridium NEXT from internally generated cash flows, including potential revenues from secondary payloads and warrant proceeds, we will need to raise additional debt or equity to finance the rest of such costs, including amounts arising from cost-overruns or if internally generated funds, secondary payload funding or warrant proceeds are less than anticipated. Such capital may not be available to us on acceptable terms or at all.

If any of the above events occur, they could have a material adverse effect on our ability to continue to develop Iridium NEXT and related infrastructure, products and services.

Loss of any Iridium NEXT satellite during launch could delay or impair our ability to offer our services, and launch insurance, to the extent available, will not fully cover this risk.

The launch of our Iridium NEXT satellites could be subject to delays and risks. See “—If we are unable to effectively develop and deploy Iridium NEXT before our current satellite constellation ceases to provide a commercially acceptable level of service, our business will suffer” above for more information. We expect to insure a portion of the launch of our Iridium NEXT satellites and self-insure the remaining portion. Launch insurance currently costs approximately 12% to 20% of the insured value of the satellites launched, including launch costs, but may vary depending on market conditions and the safety record of the launch vehicle. In addition, we expect any launch insurance policies that we obtain to include specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage arising from acts of war, lasers and other similar potential risks for which exclusions are customary in the industry. If launch insurance rates were to rise substantially, our future launch costs could increase. It is also possible that insurance could become unavailable or prohibitively expensive, either generally or for a specific launch vehicle or that new insurance could be subject to broader exclusions on coverage or limitations on losses, in which event we would bear the risk of launch failures. Even if a lost satellite is fully insured, acquiring a replacement satellite may be difficult and time consuming and could delay the deployment of Iridium NEXT. Furthermore, launch insurance typically does not cover lost revenue.

We may be unable to obtain and maintain in-orbit liability insurance, and the insurance we obtain may not cover all liabilities to which we may become subject.

Pursuant to the TSA with Motorola and pursuant to the agreement between Iridium Satellite, Boeing, Motorola and the U.S. government, Iridium Satellite is required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy together with the de-orbiting endorsement covers amounts that Iridium Satellite and other named parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting our satellite constellation. The current policy has a one-year term, which expires December 12, 2010 and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. Our failure to renew Iridium Satellite’s current in-orbit liability insurance policy or obtain a replacement policy would trigger de-orbit rights held by the U.S. government, Motorola and Boeing, which, if exercised, would eliminate our ability to provide mobile satellite communications services. See “—The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our current constellation upon the occurrence of certain events” below for more information. In addition, even if Iridium Satellite continues to maintain any in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

Iridium Satellite’s current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions such as the one we experienced in 2009, acts of war, insurrection, terrorism or military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference and interference with the use of property.

In addition to Iridium Satellite’s in-orbit liability insurance policy, Motorola maintains product liability insurance to cover its potential liability as the manufacturer of the satellites. Motorola may not in the future be able to renew its product liability coverage on reasonable terms and conditions, or at all. Any failure by Motorola to maintain its insurance, if not maintained by us on its behalf, could increase our exposure to third-party damages that may be caused by any of our satellites.

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

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as individual consumers, businesses and governments may postpone spending in response to tighter credit, negative financial news, declines in income or asset values or budgetary constraints. For example, one of our VARs, which represented approximately 20% of our total M2M data revenue for the year ended December 31, 2009, is currently substantially behind on payment. If we choose to terminate our relationship with this VAR for non-payment, there is no guarantee that these end-user subscribers, with whom we do not have a direct relationship, will migrate to another of our service providers or VARs to purchase our products and services. If these customers do not continue to purchase our products and services, it would dramatically decrease our subscriber growth rate. Reduced demand would cause a decline in our revenues and make it more difficult for us to operate profitably, potentially compromising our ability to pursue our business plan. While we expect the number of our subscribers and revenues to continue to grow, we expect the future growth rate will be slower than our historical growth and may not continue in every quarter of every year. We expect our future growth rate will be impacted by the current economic slowdown, increased competition, maturation of the satellite communications industry and the difficulty in sustaining high growth rates as we increase in size. Any substantial appreciation of the U.S. dollar may also negatively impact our growth by increasing the cost of our products and services in foreign countries.

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

There are currently six other satellite operators providing services similar to ours on a global or regional basis: Inmarsat, Globalstar, ORBCOMM, SkyTerra, Thuraya and ACeS International Limited, or Asia Cellular Satellite. In addition, several regional mobile satellite services companies, including ICO, TerreStar and SkyTerra, are attempting to exploit their spectrum positions into a U.S. consumer mobile satellite services business. The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand or as a result of aggressive discounting by some operators under financial pressure to expand their respective market share. Some satellite operators, for example, subsidize the prices of their products, such as satellite handsets and we expect two new handsets to enter the market during 2010. In addition, we may face competition from new competitors or new technologies. For example, we may face competition for our land-based services in the United States from incipient ATC service providers who are currently raising capital and designing a satellite operating business and a terrestrial component around their spectrum holdings. In addition, some of our competitors have announced plans for the launch of additional satellites. As a result of competition, we may not be able to successfully retain our existing customers and attract new customers.

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

Much of the hardware and software we use in operating our gateway was designed and manufactured over ten years ago and portions are becoming obsolete. As they continue to age, they may become less reliable and will be more difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware. Our business plan contemplates updating or replacing some of the hardware and software in our network, but the age of our existing hardware and software may present us with technical and operational challenges that complicate or otherwise make it not feasible to carry out our planned upgrades and replacements, and the expenditure of resources, both from a monetary and human capital perspective, may exceed our estimates. Without upgrading and replacing our equipment, obsolescence of the technologies that we use could have a material adverse affect on our revenues, profitability and liquidity.

Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures.

The satellite communications industries are subject to rapid advances and innovations in technology. We may face competition in the future from companies using new technologies and new satellite systems. New technology could render our system obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than our current constellation or Iridium NEXT, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure by us to implement new technology within our system may compromise our ability to compete.

Use by our competitors of L-band spectrum for terrestrial services could interfere with our services.

In February 2003, the FCC adopted rules that permit satellite service providers to establish ATC networks. ATC frequencies are designated in previously satellite-only bands. The implementation of ATC services by satellite service providers in the United States or other countries may result in increased competition for the right to use L-band spectrum in the 1.6 GHz band, which we use to provide our services, and such competition may make it difficult for us to obtain or retain the spectrum resources we require for our existing and future services. In addition, the FCC’s decision to permit ATC services was based on assumptions relating to the level of interference that the provision of ATC services would likely cause to other satellite service providers that use the L-band spectrum. If the FCC’s assumptions prove inaccurate, or the level of ATC services provided exceeds those estimated by the FCC, ATC services could interfere with our satellites and devices, which may adversely impact our services. Outside the United States, other countries are actively considering implementing regulations to facilitate ATC services.

Our networks and those of our third-party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could harm our reputation, cause demand for our products and services to fall and compromise our ability to pursue our business plans. Recently, there have been reported a number of significant, wide-spread security breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States in countries such as China. In addition, there are reportedly private products available in the market today which attempt to unlawfully intercept communications made on our network. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts, in general, do not contain provisions which would protect us against liability to third-parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability which could harm our business.

Sales to U.S. government customers, particularly the DoD, represent a significant portion of our revenues.

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 23.6% of our revenues for the year ended December 31, 2009. We provide the majority of our services to the U.S. government pursuant to two contracts, both of which were entered into in April 2008, that provide for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government . The U.S. government has notified us that it intends to renew for the second additional one-year term, which will extend the term through March 2011. The U.S. government may terminate these agreements, in whole or in part, at any time. If the U.S. government terminates its agreements with us or fails to renew such agreements, we would lose a significant portion of our revenues.

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

In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers or for other reasons. Any future consolidation of our distributors or the acquisition of a distributor by a competitor, such as the April 2009 acquisition of Stratos Global Corporation, one of our largest distributors, by Inmarsat, one of our main competitors, would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give such distributors. Our ten most active distributors for the year ended December 31, 2009, accounted for, in the aggregate, 48.3% of total revenues. The loss of any of these distributors could reduce the distribution of our products and services as well the development of new product solutions and applications.

We rely on a limited number of key vendors for timely supply of equipment and services.

Celestica is the manufacturer of all of our current devices, including our mobile handsets, L-Band transceivers and short burst data modems. Celestica may choose to terminate its business relationship with us when its current contractual obligations are completed in January 1, 2011, or at such earlier time as contemplated by our current agreement with Celestica. If Celestica terminates this relationship, we may not be able to find a replacement supplier. In addition, as our sole supplier, we are very dependent on Celestica’s performance. If Celestica has difficulty manufacturing or obtaining the necessary parts or material to manufacture our products, we could lose sales. In addition, we utilize other sole source suppliers for certain component parts of our devices. If such suppliers terminated their relationships with us or were otherwise unable to manufacture our component parts, Celestica would be unable to manufacture our products. Although we may replace Celestica or other sole source suppliers with another supplier, there could be a substantial period of time in which our products are not available and any new relationship may involve a significantly different cost structure, development schedule and delivery times and we may encounter technical challenges in successfully replicating the manufacturing processes.

In addition, we depend on Boeing to provide operations and maintenance services with respect to our satellite network, including engineering, systems analysis and operations and maintenance services, from our technical support center in Chandler, Arizona and our satellite network operations center in Leesburg, Virginia. Boeing provides these services pursuant to the O&M Agreement, whose term is concurrent with the expected useful life of our current constellation. Technological competence is critical to our business and depends, to a significant degree, on the work of technically skilled employees, such as our Boeing contractors. If Boeing’s performance falls below expected levels or if Boeing has difficulties retaining the employees or contractors servicing our network, the operations of our satellite network could be compromised. In addition, if Boeing terminates its agreement with us, we may not be able to find a replacement provider on favorable terms or at all, which could impair the operations and performance of our network. Replacing Boeing as the operator of our satellite system could also trigger de-orbit rights held by the U.S. government, which, if exercised, would eliminate our ability to offer satellite communications services altogether. See “—The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our constellation upon the occurrence of specified events” below for more information.

Our agreements with Motorola contain potential payment provisions that may apply to the Acquisition; and Motorola has filed a complaint in Illinois state court seeking to compel us to make those payments.

The TSA with Motorola provides for the payment to Motorola of up to $8.5 million plus accrued interest on certain principal upon the occurrence of a “triggering event.” A “triggering event” means the first to occur of: (a) a “change of control,” as defined below, (b) the consummation of an initial public offering by Iridium Holdings or Iridium Satellite, (c) a sale of all or a material portion of the assets of Iridium Holdings or Iridium Satellite or (d) December 11, 2010. A change of control means, subject to specified exceptions, the occurrence of any of the following events: (i) any initial investor, together with such person’s affiliates, shall have acquired beneficial ownership of interests entitling the holders thereof to more than 50% of the income of, or the liquidation proceeds from, Iridium Holdings; (ii) any person who is not an initial investor, together with such person’s affiliates and with other persons constituting a “group” as defined in U.S. securities laws, shall have acquired beneficial ownership of interests entitling the holders thereof to more than 50% of the income of, or the liquidation proceeds from, Iridium Holdings; or (iii) Iridium Holdings shall cease to own 100% of the equity interests of Iridium Satellite. Iridium Holdings had been accruing the portion of the potential $8.5 million to which it believes it is subject through December 31, 2009 in its historical financial statements and now our company is doing the same.

The Senior Subordinated Term Loan Agreement, or the Note Agreement, with Motorola also has future payment obligations. Under the Note Agreement, we are required to pay Motorola a commitment fee of $5.0 million upon the earlier of December 11, 2010 and the occurrence of a “trigger event.”A “trigger event” means the first to occur of: (a) a change of control as defined in the Note Agreement, (b) the consummation of an initial public offering by Iridium Holdings or Iridium Satellite, or (c) the sale of all or a material portion of the assets of Iridium Holdings or Iridium Satellite. Iridium Holdings has been accruing this future payment obligation in its historical financial statements through December 31, 2009 and now our company is doing the same.

Furthermore, under the Note Agreement, in the event of a “distribution event,” we are required to pay Motorola a loan success fee equal to the amount that a holder of Class B units in Iridium Holdings constituting 5% of the total number of issued and outstanding units, both Class A and B, would have received in the distribution event. A distribution event means the (a) direct or indirect (i) payment of any dividend or other distribution, in the form of cash or otherwise, in respect of the equity interests of Iridium Holdings or (ii) purchase, conversion, redemption or other acquisition for value or otherwise by Iridium Holdings of any equity interest in Iridium Holdings or (b) initial public offering or any secondary public offering by Iridium Holdings or Iridium Satellite in which any holders of equity interests in Iridium Holdings are afforded the opportunity to participate as a selling equity holder in such offering.

In addition to the above obligations, upon the first to occur of (a) any change of control, as defined in the Note Agreement, or (b) the sale of all or a material portion of the assets of Iridium Holdings or Iridium Satellite, we are required to pay a cash amount equal to the lesser of (i) an amount to be determined based on a multiple of earnings before interest, taxes, depreciation, and amortization less capital contributions not returned to Class A Unit holders of Iridium Holdings and the amount of the $5.0 million commitment fee discussed above which has been or is concurrently being paid and (ii) the value of the consideration that a holder of Class B Units in Iridium Holdings constituting 5% of the total number of issued and outstanding units, both Class A and B, would receive in the transaction.

On February 9, 2010, Motorola filed a complaint against our wholly owned subsidiaries Iridium Holdings and Iridium Satellite in Illinois state court. In this action, Motorola alleges that the closing of the Acquisition in September 2009 constituted a change of control for purposes of the Note Agreement; that such change of control triggered Iridium Satellite’s obligation to make the commitment fee and the success fee payments to Motorola under the Note Agreement as described above; that pursuant to a guarantee agreement between Motorola and Iridium Holdings, Iridium Holdings has guaranteed all payments to be made by Iridium Satellite under the Note Agreement; and that Iridium Satellite has breached the Note Agreement by failing to make such payments and Iridium Holdings has breached its guaranty by failing to make payment for such sums owed by Iridium Satellite. Motorola is seeking a declaratory judgment that the Acquisition constituted a change of control for purposes of the Note Agreement and damages of at least $24,680,000 relating to such change of control. See “Legal Proceedings” appearing elsewhere in this report for more information about Motorola’s complaint.

We believe that it is unclear whether and how the provisions of the TSA and the Note Agreement were intended to apply to a transaction such as the Acquisition. Notwithstanding Motorola’s filing of the complaint, we and Motorola are continuing to discuss an appropriate resolution under the provisions of the TSA and the Note Agreement, but there can be no assurances as to the manner in which this matter will be resolved, whether by negotiation or in court, and what amount of fees, if any, we might be required to pay to Motorola.

If a declaratory judgment is granted that the Acquisition constituted a change of control, Motorola would also have the right to terminate our intellectual property licenses and potentially the right to de-orbit our constellation. See “—We are dependent on intellectual property licensed from Motorola and other third parties” and “—The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our constellation upon the occurrence of specified events” for more information about these rights.

We are dependent on intellectual property licensed from Motorola and other third parties.

We license critical system technology, including certain software and systems to operate and maintain our network as well as technical information for the design and manufacture of our devices, from Motorola. This intellectual property is essential to our ability to continue to operate our constellation and sell our handsets. We maintain our licenses with Motorola pursuant to several agreements. These agreements can be terminated by Motorola upon: (i) any material change to certain portions of the certificate of formation and operating agreement of our subsidiary that is party to the agreements; (ii) any change of control, as defined in the TSA; (iii) the commencement by Iridium Satellite of any voluntary bankruptcy proceeding; or (iv) our material failure to perform or comply with any provision of the agreements. Although Motorola’s recent complaint filed in Illinois state court does not purport to implicate our license agreements with them, if the court were to hold that the Acquisition constituted a change of control, then Motorola would also have the right to terminate certain of these licenses. For more information, see “—Our agreements with Motorola contain potential payment provisions which may apply to the Acquisition; and Motorola has filed a complaint in Illinois state court seeking to compel us to make those payments” above. In addition, Motorola has an annual right of non-renewal in respect of one of the intellectual property license agreements.

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

We have significant operations outside the United States. According to our estimates, commercial data traffic originating outside the United States accounted for 74.7% of total data traffic for the year ended December 31, 2008 and 68.9% of total data traffic for the for the year ended December 31, 2009, while commercial voice traffic originating outside the United States accounted for 90.1% of total voice traffic for the year ended December 31, 2008 and 90.2% of total voice traffic for the year ended December 31, 2009. We cannot provide the precise geographical distribution of end-users because we do not contract directly with them. Instead, we determine the country in which we earn our revenues based on where we invoice our distributors. These distributors sell services directly or indirectly to end-users, who may be located or use our products and services elsewhere. We are also seeking authorization to offer to sell our services in China, Russia and South Africa.

Conducting operations outside the United States involves numerous special risks and, while expanding our international operations would advance our growth, it would also increase these risks. These include:

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

•	instability of international economies and governments;

•	changes in laws and policies affecting trade and investment in other jurisdictions;

•	exposure to varying legal standards, including intellectual property protection in other jurisdictions;

•	difficulties in obtaining required regulatory authorizations;

•	difficulties in enforcing legal rights in other jurisdictions;

•	local domestic ownership requirements;

•	requirements that certain operational activities be performed in-country;

•	changing and conflicting national and local regulatory requirements; and

•	foreign currency exchange rates and exchange controls.

These risks could affect our ability to successfully compete and expand internationally.

The prices for our products are typically denominated in U.S. dollars. Any appreciation of the U.S. dollar against other currencies will increase the cost of our products and services to our international customers and, as a result, may reduce the competitiveness of our international offerings and make it more difficult for us to grow internationally.

We are currently unable to offer service in important regions of the world due to regulatory requirements, which is limiting our growth and our ability to compete.

Our ability to provide service in certain regions is limited by local regulations as some countries, including China, India and Russia, have specific regulatory requirements such as local domestic ownership requirements or requirements for physical gateways within their jurisdiction to connect traffic coming to and from their territory. While we are currently in discussions with parties in these countries to satisfy these regulatory requirements, we may not be able find an acceptable local partner or reach an agreement to develop additional gateways or the cost of developing and deploying such gateways may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential users who require service in these areas. The inability to offer to sell our products and services in all major international markets could impair our international growth. In addition, the construction of such gateways in foreign countries may require us to comply with certain U.S. regulatory requirements which may contravene the laws or regulations of the local jurisdiction.

The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our constellation upon the occurrence of specified events.

When Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability risk arising from future operation of the constellation, and provide for the U.S. government’s obligation to indemnify Motorola. As a result, an agreement was entered into among Iridium Satellite, Boeing, Motorola and the U.S. government, and the U.S. government obtained the right to, in its sole discretion, require us to de-orbit our constellation upon the occurrence of any of the following: (a) Iridium Satellite’s failure to pay certain insurance premiums or maintain insurance; (b) Iridium Satellite’s bankruptcy; (c) Iridium Satellite’s sale or the sale of any major asset in our satellite system; (d) Boeing’s replacement as the operator of our satellite system; (e) Iridium Satellite’s failure to provide certain notices as contemplated by the agreement; or (f) at any time after June 5, 2009, unless extended by the U.S. government. The U.S. government also has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares, that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years and we are currently in discussion with the U.S. government to extend the 2009 deadline.

Motorola also has the right to require us to de-orbit our constellation pursuant to the TSA and pursuant to the O&M Agreement between our subsidiary and Boeing. Under these agreements, Motorola may require the de-orbit of our constellation upon the occurrence of any of the following: (a) Iridium Holdings’ bankruptcy or the bankruptcy of Iridium Constellation or Iridium Satellite; (b) Iridium Holdings’ breach of the TSA; (c) Boeing’s breach of the O&M Agreement or a related agreement between Boeing and Motorola; (d) an order from the U.S. government requiring the de-orbiting of our satellites; (e) Motorola’s determination that changes in law or regulation may require it to incur specified costs relating to the operation, maintenance, re-orbiting or de-orbiting of our constellation; or (f) Motorola’s failure to obtain on commercially reasonable terms, product liability insurance to cover its position as manufacturer of the satellites, provided the U.S. government has not agreed to cover what would have otherwise been paid by such policy. Although Motorola’s recent complaint filed in Illinois state court does not purport to implicate the TSA or the O&M Agreement, if the court were to hold that the Acquisition constituted a change of control, then Motorola would also have the right to de-orbit our constellation. For more information, see “—Our agreements with Motorola contain potential payment provisions which may apply to the Acquisition; and Motorola has filed a complaint in Illinois state court seeking to compel us to make those payments” above.

Pursuant to the O&M Agreement, Boeing similarly has the unilateral right to de-orbit our constellation upon the occurrence of any of the following events: (a) Iridium Constellation’s or Iridium Satellite’s bankruptcy; (b) the existence of reasonable grounds for Boeing to question the financial stability of Iridium Constellation; (c) Iridium Constellation’s failure to maintain certain insurance policies; (d) Iridium Constellation’s failure to provide Boeing quarterly financial statements; (e) Iridium Constellation’s breach of the O&M Agreement, including its payment obligation thereunder; or (f) changes in law or regulation that may increase the risks or costs associated with the operation or re-orbit process or the cost of operation or re-orbit of the constellation.

We cannot guarantee that the U.S. government, Motorola or Boeing will not unilaterally exercise their de-orbiting rights upon the occurrence of any of the above events. A decision by any of the U.S. government, Motorola or Boeing to de-orbit our constellation would eliminate our ability to provide mobile satellite communications services.

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

We are required to obtain homologation certifications from the national and local authorities in the countries in which we operate in connection with the products that we currently sell or may wish to sell in the future. Failure to obtain such homologation certifications or other industry standard certifications could compromise our ability to generate revenue and conduct our business.

Our current regulatory approvals could now be, or could become, insufficient in the view of domestic or foreign regulatory authorities, any additional necessary approvals may not be granted on a timely basis, or at all, in jurisdictions in which we currently plan to offer products and services, and applicable restrictions in those jurisdictions could become unduly burdensome.

Our operations are subject to regulations of the U.S. State Department’s Office of Defense Trade Controls relating to the export of satellites and related technical data, the U.S. Treasury Department’s Office of Foreign Assets Control relating to financial transactions and the U.S. Commerce Department’s Bureau of Industry and Security relating to our handsets. We are also required to provide certain U.S. and foreign government law enforcement and security agencies with call interception services. In the course of seeking regulatory approval of the Acquisition, we discussed with the U.S. Department of Justice, or DOJ, procedures we used to satisfy our respective call interception obligations under licenses issued by the Australian and Canadian authorities. We have informed the DOJ and notified the Australian and Canadian authorities that we have discontinued such procedures until such time as the DOJ expressly authorizes their use. There can be no assurance that the discontinued procedures will be permitted to be reinstated or will not result in legal liability for us. We are currently in discussions with the Australian and Canadian authorities to obtain amendments or waivers to our licenses in those countries. Neither Australia nor Canada is obligated to grant such amendments or waivers and there can be no assurance that Australian and Canadian authorities will not suspend or revoke our licenses or take other legal actions.

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

FCC licenses we hold, specifically a license for the satellite constellation, licenses for our U.S. gateway and other ground facilities and blanket earth station licenses for U.S. government customers and commercial subscribers, are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. The FCC licenses are also subject to modification by the FCC. While our FCC satellite constellation license is valid until 2013, we are required in August 2010 to apply for a license renewal with the FCC. The U.S. gateway earth station licenses expire between 2011 and 2022 and the U.S. government customer and commercial subscribers’ earth station licenses will expire in 2021. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration. There can be no assurance that the FCC will renew the FCC licenses we hold. If the FCC revokes, modifies or fails to renew FCC licenses we hold, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.

Pursuing strategic transactions may cause us to incur additional risks.

We may pursue acquisitions, joint ventures or other strategic transactions, although no such transactions that would be financially significant to us are probable at this time. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These risks may include adverse legal, organizational and financial consequences, loss of key customers and distributors and diversion of management’s time.

In addition, if we were to choose to engage in any major business combination or similar strategic transaction, we may require significant external financing in connection with the transaction. Depending on market conditions, investor perceptions of our company and other factors, we might not be able to obtain capital on acceptable terms, in acceptable amounts or at appropriate times to implement any such transaction. Any such financing, if obtained, may further dilute existing stockholders.

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

Prior to the Acquisition, we operated as a public company that did not have operations. Iridium Holdings, as a private company, has not been required to prepare or file periodic and other reports with the SEC under applicable federal securities laws, to comply with the requirements of the federal securities laws applicable to public companies, or to document and assess the effectiveness of its internal controls in order to satisfy the requirements of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley. Although we maintained disclosure controls and procedures and internal controls over financial reporting with respect to our activities, we have not been required to establish and maintain internal control over financial reporting with respect to Iridium Holdings. Deficiencies in controls may affect our ability to report our financial results on a timely basis or accurately, which could adversely affect our financial results or investors’ confidence and our ability to access external financing.

In addition, under Sarbanes-Oxley and the related rules and regulations of the SEC, we are required to implement additional corporate governance practices and adhere to a variety of reporting requirements and accounting rules. Compliance with these obligations require significant time and resources from our management, finance and accounting staff and will significantly increase our legal, insurance and financial compliance costs. As a result our costs as a percentage of revenue will likely be higher.

Our ability to operate our company effectively could be impaired if we lose members of our senior management team or key technical personnel.

We depend on the continued service of key managerial and technical personnel, as well as our ability to continue to attract and retain highly qualified personnel. We compete for such personnel with other companies, government entities, academic institutions and other organizations. The unexpected loss or interruption of the services of such personnel could compromise our ability to effectively manage our operations, execute our business plan and meet our strategic objectives.

If any of the sellers of Iridium Holdings have breached any of their representations, warranties or covenants set forth in the agreement relating to the Acquisition, our remedies for losses may be limited and we may be limited in our ability to collect for such losses.

Each seller agreed to indemnify us for breaches of its individual representations, warranties and covenants, subject to specified limitations, including that each seller’s maximum liability for all indemnification claims against it will not exceed the sum of (i) the cash consideration received by such seller and (ii) the product of the number of shares of our common stock received by such seller and $10.00. Except for the pledge arrangements we have entered into with the sellers of the blocker holding companies described below, there are no escrow or other similar arrangements with any of the sellers and, in the event we suffer losses from a breach of a seller’s representations, warranties or covenants, there can be no assurances that such seller will have the cash consideration or shares of our common stock received by such seller, or other available assets, to compensate us for our losses. Any losses realized in connection with the breach of any representation, warranty or covenant by any seller may have a material adverse effect on our financial condition and results of operations.

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

The market price of our common stock may be volatile.

The trading price of our common stock may be subject to substantial fluctuations. Factors affecting the trading price of our common stock may include:

•	failure in the performance of our current or future satellites or a delay in the launch of Iridium NEXT;

•	failure to obtain adequate financing in a timely manner;

•	actual or anticipated variations in our operating results, including termination or expiration of one or more of our key contracts, or a change in sales levels under one or more of our key contracts;

•	stockholders currently subject to lock-up agreements selling a significant number of their shares after the expiration thereof in September 2010;

•	stockholders with registration rights exercising such registration rights and selling a large number of shares of our common stock;

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal headquarters are located in Bethesda, Maryland, where we currently lease 13,417 square feet of office space. On August 17, 2009, we signed a lease for 21,573 square feet of office space in McLean, Virginia, which will serve as our new principal headquarters. We expect to occupy the new headquarters during the second quarter of 2010. We also own or lease the facilities described in the following table:

Location	Country	Approximate Square Feet	Facilities	Owned/Leased
Chandler, Arizona	USA	68,000	Technical Support Center, Distribution Center and Warehouse	Leased

Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned

Tempe, Arizona	USA	31,000	Gateway Earth Station	Owned Building on Leased Land

Tempe, Arizona	USA	25,000	Operations and Finance Office Space	Leased

Fairbanks, Alaska	USA	4,000	Satellite Earth Station Facility	Owned

Svalbard	Norway	1,800	Satellite Earth Station Facility	Owned Building on Leased Land

Yellowknife, Northwest Territories	Canada	1,800	Telemetry, Tracking and Control Station	Owned Building on Leased Land

Iqaluit, Nunavut	Canada	1,800	Telemetry, Tracking and Control Station	Owned Building on Leased Land

Item 3.	Legal Proceedings

On February 9, 2010, Motorola filed a complaint against our wholly owned subsidiaries Iridium Holdings and Iridium Satellite LLC, or Iridium Satellite, in the Circuit Court of Cook County, Illinois, County Department—Chancery Division. In this action, captioned Motorola, Inc. vs. Iridium Satellite LLC and Iridium Holdings LLC, Docket No. 10 CH 05684, Motorola alleges that the closing of the Acquisition in September 2009 constituted a change of control for purposes of the Senior Subordinated Term Loan Agreement between Motorola and Iridium Satellite dated December 11, 2000, which we refer to as the Note Agreement; that such change of control triggered Iridium Satellite’s obligation to make specified commitment fee and success fee payments to Motorola under the Note Agreement; that pursuant to a guarantee agreement between Motorola and Iridium Holdings, Iridium Holdings has guaranteed all payments to be made by Iridium Satellite under the Note Agreement; and that Iridium Satellite has breached the Note Agreement by failing to make such payments and Iridium Holdings has breached its guaranty by failing to make payment for such sums owed by Iridium Satellite. Motorola is seeking a declaratory judgment that the Acquisition constituted a change of control for purposes of the Note Agreement and damages of at least $24,680,000 relating to such change of control.

If a declaratory judgment is granted that the Acquisition constituted a change of control, Motorola would also have the right to terminate certain of our intellectual property licenses. See “Business—Intellectual Property” for more information about these licenses. In addition, although the complaint does not purport to implicate the TSA with Motorola, if the court were to issue a declaratory judgment holding that the Acquisition constituted a change of control, we would also owe Motorola additional payments under that agreement of up to $8.5 million plus accrued interest. More information about these rights is included under “Business—Our Network—Constellation De-Orbiting Obligations.” See also, “Risk Factors—Our agreements with Motorola contain potential payment provisions that may apply to the Acquisition; and Motorola has filed a complaint in Illinois state court seeking to compel us to make those payments” and “Risk Factors—We are dependent on intellectual property licensed from Motorola and other third parties.”

We believe that it is unclear whether and how the provisions of the Note Agreement were intended to apply to a transaction such as the Acquisition. Notwithstanding Motorola’s filing of the complaint, we are engaged in ongoing discussions with Motorola in an effort to resolve the issues between us.

From time to time, in the normal course of business, we are party to various pending claims and lawsuits. Other than the Motorola action described above, we are not aware of any such actions that we would expect to have a material adverse impact on our business, financial results or financial position.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Market under the symbol “IRDM” since September 24, 2009. Prior to this date, our common stock was listed on the NYSE Amex. The following table sets forth, for the quarters indicated, the quarterly high and low sales prices of our common stock as reported on the NASDAQ Global Market since our transfer of listing on September 24, 2009, and the NYSE Amex where our common stock commenced public trading on March 20, 2008.

	Common Stock
	High	Low
Period from March 20, 2008 to March 31, 2008	$9.10	$9.00
Quarter ended June 30, 2008	9.35	9.02
Quarter ended September 30, 2008	9.64	9.00
Quarter ended December 31, 2008	9.20	8.50

Quarter ended March 31, 2009	9.45	9.03
Quarter ended June 30, 2009	9.87	9.33
Quarter ended September 30, 2009	12.00	9.68
Quarter ended December 31, 2009	11.66	7.77

On March 12, 2010, the closing price of our common stock was $8.22. As of March 12, 2010, there were 173 holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date. Our Board of Directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate that our Board of Directors will declare any dividends in the foreseeable future.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from March 20, 2008, the date that our common stock first became separately tradable, through December 31, 2009 with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average Index, the S&P 500 Index and the NASDAQ Telecommunications Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	3/20/2008	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Iridium Communications Inc.	$100.00	$100.22	$102.42	$101.32	$99.12	$103.19	$107.93	$125.66	$88.44
S&P 500 Index	$100.00	$99.49	$96.28	$87.73	$67.94	$60.01	$69.15	$79.51	$83.87
Dow Jones Industrial Average Index	$100.00	$99.20	$91.82	$87.78	$71.00	$61.55	$68.33	$78.57	$84.36
NASDAQ Telecommunications Index	$100.00	$101.83	$103.54	$89.47	$65.18	$67.23	$83.79	$94.67	$96.62

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or Exchange Act.

Item 6.	Selected Financial Data

Iridium Communications Inc.

The following selected historical financial data for the years ended December 31, 2009, 2008, and for the period from November 2, 2007 (inception) to December 31, 2007 was derived from Iridium Communications Inc. audited financial statements. The selected financial data below should be read in conjunction with Iridium Communications Inc.’s financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected financial data is historical data for Iridium Communications Inc. on a stand-alone basis and is not necessarily indicative of future results of operations.

Statement of Operations Data: (a)	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from November 2, 2007 (Inception) to December 31, 2007
	(In thousands, except per share amounts)
Revenue:
Services:
Government	$19,159	$—	$—
Commercial	39,537	—	—
Subscriber equipment	17,293	—	—

Total revenue	$75,989	$—	$—
Total operating expenses	$88,301	$2,592	$4

Operating loss	$(12,312)	$(2,592)	$(4)
Net (loss) income	$(44,160)	$1,656	$(4)

Weighted average shares outstanding – basic and diluted	53,964	43,268	11,500
(Loss) earnings per share – basic and diluted	$(0.82)	$0.04	$(0.00)

	As of December 31,
Balance Sheet Data:	2009	2008	2007
	(In thousands)
Total current assets	$221,056	$143	$184
Total assets	808,832	403,150	500
Total long term obligations (b)	111,222	—	—
Common stock, subject to possible conversion (11,999,999 shares at conversion value)	—	119,988	—
Total stockholders’ equity (c)	627,700	270,263	21

	For the Year Ended December 31,
Other Data	2009	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$23,168	$2,086	$—
Investing activities	354,537	(401,838)	—
Financing activities	(230,656)	399,697	184

(a)	The year ended December 31, 2009 reflects the results of post-Acquisition activities for the three months ended December 31, 2009 and a $34.1 million change in the fair value of warrants due to our determination that the exchange agreements entered into with the holders of 26.8 million warrants were derivative instruments. We conducted no material operating activities for the year ended December 31, 2008 or the period from November 2, 2007 (inception) to December 31, 2007.
(b)	Long-term obligations are presented net of an unamortized discount associated with a commitment fee to Motorola in connection with the TSA. The balance of the unamortized discount was $0.7 million at December 31, 2009 and $0 at December 31, 2008 and 2007.
(c)	We have not declared or paid cash dividends on our common stock.

Iridium Holdings LLC – Predecessor Company

The following selected historical financial data for the period from January 1, 2009 to September 29, 2009 and the years ended December 31, 2008 and 2007 was derived from Iridium Holdings’ audited financial statements included elsewhere in this Annual Report on Form 10-K. The information for the years ended December 31, 2006 and 2005 was derived from Iridium Holdings’ audited financial statements that are not included in this Annual Report on Form 10-K. The selected financial data below should be read in conjunction with Iridium Holdings’ financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected financial data is historical data for Iridium Holdings on a stand-alone basis and is not necessarily indicative of future results of operations.

Statement of Operations Data: (a)	For the Period from January 1, 2009 to September 29, 2009	For the Year Ended December 31,
		2008	2007	2006	2005
	(In thousands, except per unit amounts)
Revenue:
Government services	$56,039	$67,759	$57,850	$50,807	$48,347
Commercial services	120,706	133,247	101,172	77,661	60,690
Subscriber equipment	66,206	119,938	101,879	83,944	78,663

Total revenue	242,951	320,944	260,901	212,412	187,700

Operating expenses:
Cost of subscriber equipment sales	33,265	67,570	62,439	60,068	62,802
Cost of services (exclusive of depreciation and amortization)	58,978	69,882	63,614	60,685	56,909
Selling, general and administrative	44,505	55,105	46,350	33,468	30,135
Research and development	17,432	32,774	13,944	4,419	4,334
Depreciation and amortization	10,850	12,535	11,380	8,541	7,722
Transaction costs	12,478	7,959	—	—	—
Satellite system development refund	—	—	—	—	(14,000)

Total operating expenses	177,508	245,825	197,727	167,181	147,902

Operating profit	65,443	75,119	63,174	45,231	39,798

Other (expense) income:
Interest expense, net of capitalized interest	(12,829)	(21,094)	(21,771)	(15,179)	(5,106)
Interest expense recovered	—	—	—	—	2,526
Interest and other income	670	(146)	2,370	1,762	2,377

Total other (expense) income, net	(12,159)	(21,240)	(19,401)	(13,417)	(203)

Net income	$53,284	$53,879	$43,773	$31,814	$39,595

Net income attributable to Class A Units	$36,143	$36,456	$30,826	$22,692	$28,642
Weighted average Class A Units outstanding – basic	1,084	1,084	1,084	840	609
Weighted average Class A Units outstanding – diluted	1,168	1,098	1,084	840	609
Earnings per unit – basic	$33.34	$33.63	$28.44	$27.02	$47.02
Earnings per unit – diluted	$31.75	$33.40	$28.44	$27.02	$47.02

	As of December 31,
Balance Sheet Data:	2008	2007	2006	2005
	(In thousands)
Total current assets	$101,355	$80,342	$84,035	$65,385
Total assets	190,569	167,581	161,525	129,397
Total long term obligations (b)	155,845	178,324	208,225	53,848
Total members’ deficit	(62,230)	(78,447)	(121,189)	(57,262)

Other Data:	For the Period from January 1, 2009 to September 29, 2009	For the Year Ended December 31,
		2008	2007	2006	2005
	(In thousands)
Cash provided by (used in):
Operating activities	$64,230	$61,438	$36,560	$39,499	$30,742
Investing activities	(7,698)	(13,913)	(19,787)	(9,467)	(9,661)
Financing activities	(23,327)	(44,820)	(26,526)	(8,032)	(18,887)

(a)	Iridium does not have a full year of operations in 2009 since the Acquisition closed on September 29, 2009. Beginning on January 1, 2006, Iridium measured the cost of employee services received in exchange for an award of equity units based on the fair value of the award at the date of grant. Iridium previously used the intrinsic method to measure employee share-based compensation. Under the intrinsic value method, compensation expense for the equity units was recorded only if on the date of grant, the fair value of the underlying equity units exceeded the exercise price.
(b)	Long-term obligations are presented net of an unamortized discount associated with a commitment fee to Motorola in connection with the TSA. The balance of the unamortized discount was $1.3 million at December 31, 2008, $1.8 million at December 31, 2007, $2.3 million at December 31, 2006 and $2.7 million at December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion along with our consolidated financial statements and the consolidated financial statements of Iridium Holdings LLC (our predecessor entity) included in this Form 10-K.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors,” presented above, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On September 29, 2009, we acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC, or Iridium Holdings. We refer to this transaction as the Acquisition. Iridium Holdings and its two principal subsidiaries, Iridium Satellite LLC, or Iridium Satellite, and Iridium Constellation LLC, or Iridium Constellation, were formed under the laws of Delaware in 2000 and were organized as limited liability companies pursuant to the Delaware Limited Liability Company Act. We refer to Iridium Holdings, together with its direct and indirect subsidiaries, as Iridium. On December 11, 2000, Iridium acquired satellite communication assets from Iridium LLC, a non-affiliated debtor in possession, pursuant to an asset purchase agreement. Iridium and its affiliates held, and following the Acquisition we hold, various licenses and authorizations from the FCC and from international regulatory bodies that permit us to conduct our business, including the operation of our satellite constellation.

Pursuant to the terms of the Acquisition, we purchased all of the outstanding equity of Iridium Holdings. Total consideration included 29.4 million shares of our common stock and $102.6 million in cash, which included a requirement to make a payment of $25.5 million in cash to some of the former members of Iridium Holdings for tax benefits we received. This requirement was satisfied with payments subsequently made in December 2009 and January 2010. Upon closing of the Acquisition, we changed our name from GHL Acquisition Corp. to Iridium Communications Inc.

We accounted for our business combination with Iridium Holdings as a purchase business combination and recorded all assets acquired and liabilities assumed at their respective Acquisition-date fair values pursuant to accounting guidance that was effective at the time. Pursuant to this guidance, we were deemed the legal and accounting acquirer and Iridium Holdings the legal and accounting acquiree. Iridium is considered our predecessor and, accordingly, its historical financial statements are deemed to be our predecessor financial statements. Iridium’s historical financial statements are included in this Form 10-K but are presented separately from our financial statements.

For the purposes of presenting consolidated financial statements as of and for the year ended December 31, 2009, we determined that the results of Iridium’s operations for the one day period from the closing of the Acquisition to September 30, 2009 were not material. Accordingly, our consolidated statements of operations and cash flows for the year ended December 31, 2009 include the results of our pre-Acquisition operations for the nine months ended September 30, 2009 and our post-Acquisition operations for the three months ended December 31, 2009. All significant intercompany accounts and transactions have been eliminated in consolidation.

Overview

Following the Acquisition, we are now engaged primarily in providing mobile voice and data communications services using a constellation of orbiting satellites. We are the second largest provider of satellite-based mobile voice and data communications services, and the only provider of mobile satellite communications services offering 100% global coverage. Our satellite network provides communications services to regions of the world where existing wireless or wireline networks do not exist or are impaired, including extremely remote or rural land areas, airways, open-ocean, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

We offer voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers using our constellation of in-orbit satellites and related ground infrastructure, including a primary commercial gateway. We utilize an interlinked, mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

We sell our products and services to commercial end-users exclusively through a wholesale distribution network, encompassing approximately 65 service providers, 130 value-added resellers, or VARs, and 45 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At December 31, 2009, we had approximately 369,000 subscribers worldwide (7.2% were machine-to-machine, or M2M, data subscribers who elected to suspend their accounts and as a result were not generating any fees at such time), which represented a 15.3% increase over December 31, 2008. We have a diverse customer base, including end-users in the following vertical markets: land-based handset; maritime; aviation; M2M; and government.

We expect our future revenue growth rates will be slower than our historical growth rates and we expect future growth will be affected by the current economic slowdown, increased competition, gradual maturation of the satellite communications industry and the difficulty in sustaining high growth rates as we increase in size.

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades will be approximately $2.7 billion although we have not yet entered into definitive agreements for these activities and our actual cost could substantially exceed this estimate. We expect to fund a substantial portion of these costs from internally generated cash flows, including revenues from secondary payloads and warrant proceeds. We expect to finance the remaining cost by raising additional debt or equity financing. However, there can be no assurance that our internally generated cash flows will meet our expectations or that we will be able to obtain sufficient external capital to fund Iridium NEXT and implement other elements of our business plan, due to increased costs, lower revenues or inability to obtain additional financing. Among other factors leading to this uncertainty, some of the warrants whose proceeds we expect to use to fund a portion of Iridium NEXT are currently “under water,” meaning they have an exercise price per share that is significantly higher than the current price at which our common stock is trading. In addition, none of the warrants are callable by us until such time as our stock trades at a per share price greater than $14.25 for our $7.00 warrants or $18.00 for our $11.50 warrants for an extended period of time. As of March 12, 2010, the closing price of our common stock was $8.22 per share. Unless our stock price increases significantly, we would not expect the under-water warrants to be exercised and we will not be able to call any of the warrants. If we do not obtain such funds from internally generated cash flows, or from the net proceeds of future debt or equity financings, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities will be impaired.

The recent global economic crisis and related tightening of credit markets has also made it more difficult and expensive to raise capital. Our ability to obtain additional capital to finance Iridium NEXT and related ground infrastructure, products and services, and other capital requirements may be adversely impacted by the continuation of these market conditions. We have engaged Goldman, Sachs & Co. as our lead global advisor to help secure the funding necessary to design, build and launch Iridium NEXT, although we cannot assure you that we will have access to sources of financing on reasonable terms, or at all. If we are unable to obtain sufficient financing on acceptable terms, we may not be able to fully implement our business plan as currently projected, if at all, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service.

The impact of adding the fair value of Iridium’s assets and liabilities to our balance sheet has resulted in a significant increase in the carrying value of our assets and liabilities. Because we estimated the fair value of the acquired assets and liabilities, we may revise those estimates through a measurement period ending September 29, 2010, the first anniversary of the Acquisition, if better information becomes available to us. When comparing our results of operations to that of our predecessor, Iridium, the impact of the acquisition accounting on the carrying value of inventory, property and equipment, intangible assets and accruals, increased by approximately $19.8 million, $332.5 million, $91.9 million and $9.6 million, respectively compared to Iridium’s balance sheet as of September 29, 2009. Similarly, Iridium’s deferred revenue decreased by $7.4 million. As a result of accounting adjustments related to the Acquisition, our cost of subscriber equipment sales will increase in 2010 as compared to those costs and expenses of Iridium in prior periods and the decrease in the carrying value of deferred revenue will result in a decrease in revenue in 2010. In addition, the increase in accruals will result in a reduction in cost of services (exclusive of depreciation and amortization) during 2010 and future periods. The increase in property and equipment and intangible assets will result in an increase to depreciation and amortization expense during 2010 and future periods.

Material Trends and Uncertainties

Iridium’s industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by the Department of Defense, or DoD, disaster and relief agencies and emergency first responders;

•	a broad and expanding wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services, particularly among maritime end-users;

•	a general reduction in prices of mobile satellite services equipment; and

•	geographic market expansion through the receipt of licenses in additional countries.

Nonetheless, as we continue the Iridium business, we face a number of challenges and uncertainties, including:

•

our ability to obtain capital and external funding to meet our future capital requirements on acceptable terms or at all, including, in particular, the funding for developing Iridium NEXT and related ground infrastructure, products and services;

•	our ability to maintain the health, capacity, control and level of service of our satellite network during transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary gateway and a primary satellite network operations center;

•	the competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial based cellular phone systems and related pricing pressures;

•	our ability to maintain our relationship with U.S. government customers, particularly the DoD;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively; and

•	our ability to successfully resolve a dispute with Motorola, Inc., or Motorola, regarding fees they have alleged that we owe to them and to license the required intellectual property for Iridium NEXT.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations and those of Iridium, as our predecessor, is based upon our consolidated financial statements and those of Iridium, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, useful lives of property and equipment, long-lived assets, goodwill and other intangible assets, inventory, income taxes, stock-based compensation and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies we believe to be most critical to understanding our financial results and condition and those of Iridium, as our predecessor, and that require complex and subjective management judgments are discussed below. Refer to the notes to our consolidated financial statements and those of Iridium for a full discussion of these significant accounting policies.

Revenue Recognition

Iridium derived, and we now derive, our revenue primarily as a wholesaler of satellite communications products and services. The primary types of revenue include (i) services revenue (access and usage-based airtime fees) and (ii) subscriber equipment revenue. Additionally, we generate revenue by providing engineering and support services to commercial and government customers.

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

Services revenue sold on a stand-alone basis

We generate services revenue from our service providers through usage of our satellite system and through fixed monthly access fees per user charged to service providers. We recognize revenue for usage when the usage occurs. We recognize revenue for fixed-per-user access fees ratably over the period in which the services are provided to the end-user. We recognize revenue from prepaid services when usage occurs or, if not used, when the customer’s right to access the unused prepaid services expires. We do not offer refund privileges for unused prepaid services. Deferred prepaid services revenue and access fees are typically earned and recognized as income within one year of customer prepayment. Based on historical information for prepaid scratch card services that do not have an initial expiration date, we record breakage associated with prepaid scratch card account balances for which the likelihood of redemption is remote, which is generally determined after 36 months from issuance.

Subscriber equipment sold on a stand-alone basis

We recognize subscriber equipment sales and the related costs when title to the equipment (and the risks and rewards of ownership) passes to the customer, typically upon shipment.

Services and subscriber equipment sold to the U.S. government

We provide airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services and (iii) a tiered pricing plan (based on usage) per device, for data services. We recognize revenue related to these services ratably over the periods in which the services are provided and we expense the related costs as incurred. The U.S. government purchases its equipment from third-party service providers and not directly from us.

Government engineering and support services

We provide maintenance services to the U.S. government’s dedicated gateway in Hawaii. We recognize this revenue ratably over the periods in which the services are provided. We expense costs as incurred.

Other government and commercial engineering and support services

We also provide certain engineering services to assist customers in developing new technologies for use on our satellite system. We recognize the revenue associated with these services when the services are rendered, typically on a percentage of completion method of accounting based on our estimate of total costs expected to complete the contract, and we expense related costs as incurred. We recognize revenue on cost-plus-fixed-fee contracts to the extent of estimated costs incurred plus the applicable fees earned. We consider fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Accounting for Stock-Based Compensation

We account for stock-based compensation at fair value; accordingly, we expense the estimated fair value of stock-based awards made in exchange for employee services over the requisite employee service period. We determine stock-based compensation cost at the grant date using the Black-Scholes option pricing model. We recognize the value of the award that is ultimately expected to vest as expense on a straight-line basis over the employee’s requisite service period and that expense is classified in the statement of operations in a manner consistent with the statement of operations’ classification of the employee’s salaries and other compensation.

Business Combinations

We account for business combinations using the acquisition method of accounting. Under the acquisition method of accounting, we record all assets acquired and liabilities assumed at their respective acquisition-date fair value. We expense all acquisition-related costs as incurred.

Income Taxes

We account for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax basis of our assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. We also recognize a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. Our policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense.

Recoverability of Long-Lived Assets

We assess the impairment of long-lived assets when indicators of impairment are present. We measure recoverability of assets by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. Any impairment loss would be measured as the excess of the assets’ carrying amount over their fair value. Fair value is based on market prices where available, an estimate of market value or various valuation techniques.

Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. We perform impairment testing for goodwill annually or more frequently if indicators of potential impairment exist. If the fair value of goodwill were to be less than the carrying amount of goodwill, we would recognize an impairment loss.

Intangible Assets Not Subject to Amortization

A significant portion of our intangible assets are our spectrum and licenses, and trade names which are indefinite-lived intangible assets. We reevaluate the useful life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. We test indefinite-lived intangible assets for potential impairment annually or more frequently if indicators of impairment exist. If the fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized.

Intangible Assets Subject to Amortization

We amortize our intangible assets that do have finite lives, which consist of primarily customer relationships, both government and commercial, core developed technology and software, over their useful lives and we review them for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, we would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, that is, if the asset is not recoverable, we would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. We reevaluate the useful lives for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Stock Purchase Warrants

We account for stock purchase warrants as equity securities unless, based on the underlying terms of the stock warrant purchase agreement, the warrants are determined to be derivative instruments. At December 31, 2009, all outstanding warrants were classified within stockholders’ equity.

Comparison of Our Results of Operations for the Years Ended December 31, 2009 and 2008

For the periods prior to the Acquisition, we did not engage in any significant operations or generate any revenues from operations. For the year ended December 31, 2009, we had $76.0 million of revenue, which is entirely attributable to the three months of operations after the Acquisition. We expect revenue to increase significantly in 2010 as we will have a full year of operations. See “Comparison of Combined Results of Operations” for additional analysis.

Total operating expenses increased to $88.3 million for the year ended December 31, 2009 from $2.6 million for the year ended December 31, 2008. This increase was primarily related to the three months of operations after the Acquisition and an increase in transaction costs primarily due to legal and advisory fees associated with the Acquisition.

Other expense changed to $33.2 million in the year ended December 31, 2009 from $5.6 million of other income in the year ended December 31, 2008. This change was primarily due to our determination that the exchange agreements entered into with the holders of 26.8 million warrants were derivative instruments and the change in fair value of these warrants was $34.1 million, along with a decrease in other income as a result of lower prevailing interest rates available on our cash, cash equivalents and short-term investment balances.

We had an income tax benefit of $1.3 million for the year ended December 31, 2009 compared to an income tax provision of $1.4 million for the year ended December 31, 2008. In 2009, we had current tax expenses primarily driven by the non-deductibility of the change in fair value of warrants and non-deductible transaction costs offset by a favorable change in the deferred tax balances due to the change in basis as a result of the Acquisition. The effective tax rate for the year ended December 31, 2009 was 2.90% compared to 45.02% in the equivalent period in 2008 due to the non-deductibility of certain transaction costs and the change in fair value for the derivative instruments associated with the warrant exchange and repurchase agreements. We do not expect the effective tax rate to continue at this level as the non-deductible items related to the warrant exchange agreements and the transaction costs are not expected to have a future impact.

Comparison of Our Results of Operations for the Year Ended December 31, 2008 and the Period from November 2, 2007 (Inception) to December 31, 2007

Net income for the year ended December 31, 2008 was $1.7 million compared to a net loss of approximately $4,000 for the period from November 2, 2007 (inception) to December 31, 2007. Operations in 2007 were limited to minimal administrative costs, compared to 2008, which consisted of approximately $5.6 million of interest income primarily from the trust account offset by approximately $2.1 million of transaction fees related to due diligence work incurred in conjunction with our proposed business combination, as well as selling, general and administrative expenses of $0.5 million and a provision for income taxes of approximately $1.4 million.

Comparison of Combined Results of Operations for the Year Ended December 31, 2009 and Iridium’s Results of Operations for the Year Ended December 31, 2008

For comparison purposes, we have included the following discussion of our operating results and those of Iridium on a combined basis for the year ended December 31, 2009. This presentation is intended to facilitate the evaluation and understanding of the financial performance of our business on a year-to-year basis. Management believes this presentation is useful in providing the users of our financial information with an understanding of our results of operations because there were no material changes to the operations or customer relationships of Iridium as a result of the Acquisition. The combined presentation is a simple mathematical addition of the pre-Acquisition results of operations of Iridium for the period from January 1, 2009 to September, 29 2009 and our results of operations for the year ended December 31, 2009. We had no material operating activities from the date of formation of GHL Acquisition Corp. until the Acquisition. Accordingly, we are comparing the 2009 combined results to Iridium’s results of operations for the year ended December 31, 2008. There are no other adjustments made in the combined presentation.

	Iridium Communications Inc. Year Ended December 31, 2009 As Reported	Iridium Period from January 1, 2009 to September 29, 2009 As Reported	Combined Year Ended December 31, 2009	Iridium Year Ended December 31, 2008 As Reported	% Change
	(In thousands)
Revenue:
Services:
Government	$19,159	$56,039	$75,198	$67,759	11.0%
Commercial	39,537	120,706	160,243	133,247	20.3%
Subscriber equipment	17,293	66,206	83,499	119,938	(30.4)%

Total revenue	75,989	242,951	318,940	320,944	(0.6)%
Operating expenses:
Cost of subscriber equipment sales	18,657	33,265	51,922	67,570	(23.2)%
Cost of services (exclusive of depreciation and amortization)	18,965	58,978	77,943	69,882	11.5%
Research and development	5,974	17,432	23,406	32,774	(28.6)%
Depreciation and amortization	21,513	10,850	32,363	12,535	158.2%
Selling, general and administrative	17,029	44,505	61,534	55,105	11.7%
Transaction costs	6,163	12,478	18,641	7,959	134.2%

Total operating expenses	88,301	177,508	265,809	245,825	8.1%

Operating (loss) profit	(12,312)	65,443	53,131	75,119	(29.3)%

Other (expense) income:
Change in fair value of warrants	(34,117)	—	(34,117)	—	NM
Interest expense, net of capitalized interest	(355)	(12,829)	(13,184)	(21,094)	(37.5)%
Interest income and other income (expense), net	1,303	670	1,973	(146)	NM

Total other (expense) income	(33,169)	(12,159)	(45,328)	(21,240)	113.4%

Earnings (loss) before (benefit) provision for taxes	(45,481)	53,284	7,803	53,879	(85.5)%

Income tax (benefit) provision	(1,321)	—	(1,321)	—	NM

Net (loss) income	$(44,160)	$53,284	$9,124	$53,879	(83.1)%

NM = Not Meaningful

Revenue

Total revenue decreased by less than 1.0% to $318.9 million on a combined basis for the year ended December 31, 2009 from $320.9 million for the year ended December 31, 2008, due principally to a significant decrease in sales of subscriber equipment, offset by increased sales of commercial and government services. Total subscribers increased by approximately 15.3% during the year ended December 31, 2009 to approximately 369,000 compared to an increase of approximately 36.6% during the year ended December 31, 2008. Subscriber growth slowed in the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to the economic environment.

Government Services Revenue

Government services revenue increased by 11.0% to $75.2 million on a combined basis for the year ended December 31, 2009 from $67.8 million for the year ended December 31, 2008, primarily as a result of an overall increase in work performed under engineering and support services contracts in 2009. In addition, voice services revenue increased primarily due to the full year impact of price increases implemented in April 2008, and an increase in M2M data revenue driven primarily by subscriber growth. The number of voice subscribers remained constant from 2008 to 2009, because the increase in handset subscribers was offset by a decrease in paging subscribers and voice average revenue per unit, or ARPU, increased by $5 to $150 in 2009 from $145 in 2008 primarily due to an increase in the monthly access fee. M2M data ARPU increased by $5 to $21 in 2009 from $16 in 2008 primarily due to a mix change in our tiered pricing data plans. We expect government revenue to be slightly lower in 2010 as compared to 2009 as engineering and support services contract work is expected to decrease in 2010 as work curtails. Also, future growth in voice and M2M data subscribers and revenue may be negatively affected by changes in U.S. defense spending and usage under our agreement with the U.S. government, which accounts for a majority of our government services revenue and is subject to annual renewals.

	Government Services
	Combined Year Ended December 31, 2009			Iridium Year Ended December 31, 2008			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Subscribers(1)	ARPU(2)	Revenue	Subscribers(1)	ARPU(2)	Revenue	Subscribers	ARPU
Voice	$53.0	29.4	$150	$52.2	29.4	$145	$0.8	—	$5
M2M data	0.8	4.1	21	0.3	1.9	16	0.5	2.2	5
Engineering and support	21.4	—		15.3	—		6.1	—

Total	$75.2	33.5		$67.8	31.3		$7.4	2.2

(1)	Subscriber numbers shown are at the end of the respective period.

(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of subscribers at the beginning of the period and the number of subscribers at the end of the period and then dividing the result by the number of months in the period.

Commercial Services Revenue

Commercial services revenue increased by 20.3% to $160.2 million on a combined basis for the year ended December 31, 2009 from $133.2 million for the year ended December 31, 2008, due principally to growth in commercial voice service subscribers and a $5 increase per user in monthly access fees in January 2009. M2M data revenue growth was driven principally by evolving applications developed by several of our distributors, and an increase in the subscriber base slightly offset by a decline in usage related to the expiration of a special customer promotion in 2008. M2M data ARPU decreased by $2 to $16 in 2009 from $18 in 2008, primarily due to an increase in our suspended accounts in 2009, which did not have corresponding revenue.

In addition, we have a significant number of active M2M data subscribers who subscribe through a VAR who is currently substantially behind on payment. If we choose to terminate our relationship with this VAR for non-payment, there is no guarantee that these end-user subscribers, with whom we do not have a direct relationship, will migrate to another of our service providers or VARs to purchase our products and services. Although we do not expect that such a termination would have a material impact on our financial results of operations, it would dramatically decrease our subscriber growth rate.

	Commercial Services
	Combined Year Ended December 31, 2009			Iridium Year Ended December 31, 2008			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Subscribers(1)	ARPU(2)	Revenue	Subscribers(1)	ARPU(2)	Revenue	Subscribers	ARPU
Voice	$143.1	238.4	$52	$121.2	217.6	$52	$21.9	20.8	$—
M2M data(3)	16.5	96.9	16	11.3	71.0	18	5.2	25.9	(2)
Other	0.6	—		0.7	—		(0.1)	—

Total	$160.2	335.3		$133.2	288.6		$27.0	46.7

(1)	Subscriber numbers shown are at the end of the respective period.

(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of subscribers at the beginning of the period and the number of subscribers at the end of the period and then dividing the result by the number of months in the period.

(3)	26.6 subscribers at December 31, 2009 and 12.0 subscribers at December 31, 2008 were M2M data subscribers who elected to suspend their accounts and as a result were not generating any fees at such time.

Subscriber Equipment Revenue

Subscriber equipment sales decreased by 30.4% to $83.5 million on a combined basis for the year ended December 31, 2009 from $119.9 million for the year ended December 31, 2008. Decreased subscriber equipment sales were primarily due to lower volumes driven largely by reduced demand for satellite equipment caused by the current economic downturn and customer defections from a competitor in 2008. In addition, we have decreased unit prices in response to competitive pressures and also to incent future growth in services revenue. Equipment volume could continue to be affected by increased competitive pressure and the economy in the near term. Subscriber equipment sales to the U.S. government through a non-government distributor may be negatively affected by significant changes in U.S. defense spending and usage under our agreements with the U.S. government, which are subject to annual renewals.

Operating Expenses

Total operating expenses increased by 8.1% to $265.8 million on a combined basis for the year ended December 31, 2009 from $245.8 million for the year ended December 31, 2008. This increase was due primarily to increased depreciation and amortization, increased cost of services (exclusive of depreciation and amortization) and increased transaction costs incurred to complete the Acquisition, offset by lower cost of subscriber equipment due to a decrease in sales and lower research and development expenses.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales generally includes the direct costs of equipment sold which are manufacturing costs, allocation of overhead, warranty costs and royalties paid for the subscriber equipment intellectual property.

Cost of subscriber equipment sales decreased by 23.2% to $51.9 million on a combined basis for the year ended December 31, 2009 from $67.5 million for the year ended December 31, 2008 due to a decrease in sales of subscriber equipment and lower manufacturing costs, partially offset by an $8.9 million increase related to higher inventory values due to the Acquisition. Equipment volume could continue to be impacted by increased competitive pressure and the economy in the near term or changes in U.S. defense spending.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) generally includes the cost of network engineering and operations staff and subcontractors, software maintenance, product support services and cost of services for government engineering and support revenue.

Cost of services (exclusive of depreciation and amortization) increased by 11.5% to $77.9 million on a combined basis for the year ended December 31, 2009 from $69.9 million for the year ended December 31, 2008, primarily due to increased engineering and support services related to government revenues, along with increased operations and maintenance expenses from annual price escalations in the long-term operations and maintenance agreement, or the O&M Agreement, between Iridium Constellation and the Boeing Company, or Boeing. We expect cost of services to slightly decrease in 2010 as our level of effort under government engineering and support services contracts decreases as work curtails.

Research and Development

Research and development expenses decreased by 28.6% to $23.4 million on a combined basis for the year ended December 31, 2009 from $32.8 million for the year ended December 31, 2008, primarily as a result of a significant decrease in expenses related to our L-Band Transceiver project and Iridium NEXT, and reduced spending on Iridium OpenPort, the development of which was completed in 2008. These decreases were partially offset by increases in expenses related to government handset upgrade projects and future gateway upgrade projects.

Depreciation and Amortization

Depreciation and amortization expenses increased by 158.2% to $32.4 million on a combined basis for the year ended December 31, 2009 from $12.5 million for the year ended December 31, 2008, primarily due to a $17.8 increase to depreciation and amortization due to increased asset values related to acquisition accounting, and additional depreciation associated with new assets placed in service, primarily equipment and software for our satellite network operations center, gateway and corporate systems. We expect depreciation and amortization expense in 2010 to continue to be at levels significantly higher than in 2009 primarily due to higher asset values as a result of the Acquisition.

Selling, General and Administrative

Selling, general and administrative expenses generally include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by 11.7% to $61.5 million on a combined basis for the year ended December 31, 2009 from $55.1 million for the year ended December 31, 2008 primarily due to accelerated vesting of employee share-based awards as a result of the Acquisition, an increase in bad debt expense, higher licensing and regulatory fees, and non-Acquisition legal fees, partially offset by decrease in travel expenses and consulting fees.

Transaction Costs

Transaction costs related to the Acquisition increased by 134.2% to $18.6 million on a combined basis for the year ended December 31, 2009 from $8.0 million for the year ended December 31, 2008. This increase was due to increased legal, accounting, and advisory fees for Iridium prior to the Acquisition.

Other (Expense) Income

Change in Fair Value of Warrants

Change in fair value of warrants was $34.1 million for the year ended December 31, 2009 on a combined basis and was $0 for the year ended December 31, 2008. We determined that the exchange agreements entered into with the holders of warrants to purchase an aggregate of 26.8 million shares of our common stock were derivative instruments and the change in fair value of these warrants between the offer date and exchange date was recorded in 2009. We do not expect a change in future periods as these agreements have been settled.

Interest Expense, Net of Capitalized Interest

Interest expense decreased by 37.5% to $13.2 million on a combined basis for the year ended December 31, 2009 from $21.1 million for the year ended December 31, 2008. This decrease resulted from lower prevailing interest rates on the credit facilities and a lower outstanding balance on Iridium’s debt as mandatory prepayments on the credit facilities were made in the fourth quarter of 2008 and the second quarter of 2009 pursuant to the amendment of the credit facilities agreement, which was paid off on September 30, 2009. If we are successful in obtaining third party debt financing to support a portion of our development of Iridium NEXT, our interest expense in 2010 could be significantly higher than in 2009.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net increased by $2.1 million to $2.0 million on a combined basis for the year ended December 31, 2009 from $(0.1) million for the year ended December 31, 2008. This increase was primarily due to a reduction in the impact of foreign currency exchange transaction costs.

Income Tax Benefit

Prior to the completion of the Acquisition, Iridium was a limited liability company treated as a partnership for income tax purposes; therefore, the members were subject to income taxation and Iridium did not have any income tax benefit or provision for the period from January 1, 2009 to September 29, 2009 and for the year ended December 31, 2008. For the year ended December 31, 2009, we had an income tax benefit of $1.3 million. In 2009, we had current tax expenses primarily driven by the non-deductibility of the change in the fair value of warrants and non-deductible transaction costs offset by a favorable change in the deferred tax balances due to the change in basis as a result of the Acquisition.

Comparison of Iridium’s Results of Operations for the Years Ended December 31, 2008 and 2007

For comparison purposes, we have included a discussion of the operating results of Iridium (the predecessor entity) for the years ended December 31, 2008 and 2007. Management believes this presentation facilitates the evaluation and understanding of the results of Iridium’s operations since our company conducted no material operating activities from the date of its formation as GHL Acquisition Corp. until the Acquisition.

Revenue

Total revenue increased by $60.0 million, or approximately 23.0%, to $320.9 million for the year ended December 31, 2008 from $260.9 million for the year ended December 31, 2007, due principally to growth in total subscribers, increased commercial services revenue, increased subscriber equipment sales and increased contract revenue from the DoD as well as the renewal of its service agreements with the U.S. government and related fee increases. Total subscribers increased 36.6% from approximately 234,000 at December 31, 2007 to approximately 320,000 at December 31, 2008.

Government Services Revenue

Government services revenue increased by 17.3% to $67.8 million for the year ended December 31, 2008 from $57.8 million for the year ended December 31, 2007. This growth was driven primarily by an increase in engineering and support services revenue relating to several research and development agreements with the iGPS contract and other U.S. government agencies, including secondary payload research studies. The remaining growth was attributable to a 5.0% increase in user fees and higher gateway maintenance revenue as provided in Iridium’s agreements with the U.S. government, which became effective April 1, 2008.

	Government Services
	Iridium Year Ended December 31, 2008			Iridium Year Ended December 31, 2007			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Subscribers(1)	ARPU(2)	Revenue	Subscribers(1)	ARPU(2)	Revenue	Subscribers	ARPU
Voice	$52.2	29.4	$145	$48.6	30.7	$137	$3.6	(1.3)	$8
M2M data	0.3	1.9	16	0.1	1.0	25	0.2	0.9	(9)
Engineering and support	15.3	—		9.1	—		6.2	—

Total	$67.8	31.3		$57.8	31.7		$10.0	(0.4)

(1)	Subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of subscribers at the beginning of the period and the number of subscribers at the end of the period and then dividing the result by the number of months in the period.

Commercial Services Revenue

Commercial services revenue increased by 31.6% to $133.2 million for the year ended December 31, 2008 from $101.2 million for the year ended December 31, 2007, due principally to growth in subscribers and associated usage and access fees resulting from increased overall demand for both voice and M2M data services as well as customer defections from a competitor.

	Commercial Services
	Iridium Year Ended December 31, 2008			Iridium Year Ended December 31, 2007			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Subscribers(1)	ARPU(2)	Revenue	Subscribers(1)	ARPU(2)	Revenue	Subscribers	ARPU

Voice	$121.2	217.6	$52	$95.0	169.8	$52	$26.2	47.8	$—
M2M data(3)	11.3	71.0	18	5.5	32.7	21	5.8	38.3	(3)
Other	0.7	—		0.7	—		—	—

Total	$133.2	288.6		$101.2	202.5		$32.0	86.1

(1)	Subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of subscribers at the beginning of the period and the number of subscribers at the end of the period and then dividing the result by the number of months in the period.
(3)	12.0 subscribers at December 31, 2008 and 4.4 subscribers at December 31, 2007 were M2M data subscribers who elected to suspend their accounts and as a result were not generating any fees at such time.

Subscriber Equipment Sales

Subscriber equipment sales increased by 17.7% to $119.9 million for the year ended December 31, 2008 from $101.9 million for the year ended December 31, 2007. Increased subscriber equipment sales were driven principally by subscriber growth and the related increase in sales of Iridium’s satellite handsets and Iridium 9601 data modem. Although the proportion of satellite handset sales relative to sales of Iridium’s other lower priced devices decreased during the period, sales of Iridium’s higher priced handsets grew in absolute terms, contributing significantly to growth in its revenue from subscriber equipment sales. Until the introduction of its Iridium OpenPort terminals, Iridium’s satellite handsets had been its highest priced devices.

Operating Expenses

Total operating expenses increased by 24.3% to $245.8 million for the year ended December 31, 2008 from $197.7 million for the year ended December 31, 2007. This increase was due primarily to increased costs of sales resulting from a growth in sales of Iridium’s voice and data devices as well as increased research and development expenses related to the development of new subscriber equipment and services and Iridium NEXT. Total operating expenses for the period also increased as a result of higher selling, general and administrative expenses resulting from increased personnel expenses from growth in total employees resulting from its expansion and higher transaction costs as Iridium worked towards completing the Acquisition.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased by 8.3% to $67.6 million for the year ended December 31, 2008 from $62.4 million for the year ended December 31, 2007, primarily as a result of subscriber growth and the related increase in sales of Iridium’s voice and data devices, particularly its satellite handsets. Iridium’s handsets have the highest production costs of all its devices, except for Iridium OpenPort. This increase in costs of sales was offset by a decrease in the cost of recognizing previously deferred subscriber equipment sales of $8.4 million, or approximately 71.2%, to $3.4 million for the period ended December 31, 2008, from $11.8 million in 2007. Effective January 1, 2005, equipment sales and related costs are recognized when equipment title passes to the customer.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) expenses increased by 9.9% to $69.9 million for the year ended December 31, 2008 from $63.6 million for the year ended December 31, 2007, primarily as a result of increased maintenance expenses with respect to Iridium’s satellite network due to the annual price escalation clause in the O&M Agreement, higher fees for software licensing and maintenance, increased expenses related to engineering and support services related to the iGPS contract, and an increase in variable network costs, including termination costs.

Depreciation and Amortization

Depreciation and amortization expenses increased by 9.6% to $12.5 million for the year ended December 31, 2008 from $11.4 million for the year ended December 31, 2007, primarily as a result of additional depreciation associated with new equipment placed in service, including a new satellite earth station facility in Norway and equipment for Iridium’s satellite network operations center and gateway.

Research and Development

Research and development expenses increased by 134.3% to $32.8 million for the year ended December 31, 2008 from $14.0 million for the year ended December 31, 2007, primarily as a result of increased expenses related to investments in new subscriber equipment and services, including Iridium’s next generation satellite handset, L-Band transceiver and short burst data modem and Iridium OpenPort, as well as the development of Iridium NEXT.

Selling, General and Administrative

Selling, general and administrative expenses increased by 19.0% to $55.1 million for the year ended December 31, 2008 from $46.3 million for the year ended December 31, 2007, primarily as a result of higher legal, regulatory and accounting expenses in 2008 resulting from Iridium’s increased personnel and other administrative expenses related to growth and pursuit of expansion opportunities.

Transaction Costs

Transaction costs were $7.9 million for the year ended December 31, 2008. Transaction costs primarily include legal, accounting and consulting fees. There were no such costs for the year ended December 31, 2007.

Other (Expense) Income

Interest Expense, Net of Capitalized Interest

Interest expense decreased by 3.2% to $21.1 million for the year ended December 31, 2008 from $21.8 million for the year ended December 31, 2007. This decrease resulted from lower outstanding balances on Iridium’s first and second lien credit agreements.

Interest Income and Other Income (Expense), net

Interest and other income decreased by 104.2% to ($0.1) million for the year ended December 31, 2008 from $2.4 million for the year ended December 31, 2007. This decrease was due to lower interest income resulting from a decrease in the interest earned on Iridium’s cash and cash equivalents and short term investments offset by increased foreign currency transaction losses.

Liquidity and Capital Resources

Our principal sources of liquidity are existing cash and internally generated cash flow. Our principal liquidity requirements are to meet capital expenditure needs, including the development of Iridium NEXT, working capital, and research and development.

We believe that our sources of liquidity will provide sufficient funds for us to meet our liquidity requirements for 2010, exclusive of requirements in connection with the continued development of Iridium NEXT. We anticipate entering into contracts and making contractual commitments for the design, manufacturing and deployment of Iridium NEXT, which will require substantial capital in 2010 and thereafter. Prior to entering into commitments, we will need to secure financing.

We expect to fund a substantial portion of the costs associated with Iridium NEXT from internally generated cash flows, including potential revenues from secondary payloads hosted on our Iridium NEXT satellites, and from the proceeds generated from the exercise of outstanding stock purchase warrants. However, a portion of the warrants whose proceeds we expect to use to fund a portion of Iridium NEXT are currently “under water,” meaning they have an exercise price per share that, for certain of our warrants, is significantly higher than the current price at which our common stock is trading. In addition, none of the warrants are callable by us until such time as our stock trades at a per share price greater than $14.25 for our $7.00 warrants, or $18.00 for our $11.50 warrants, for an extended period of time. As of March 12, 2010 the closing price of our common stock was $8.22 per share. Unless our stock price increases significantly, we would not expect the under-water warrants to be exercised and we will not be able to call any of the warrants. If we do not obtain such funds from internally generated cash flows, or from the net proceeds of future debt or equity financings, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities will be impaired. If future internally generated cash flows and revenue from hosting secondary payloads are below expectations, the cost of developing Iridium NEXT is higher than anticipated or warrant proceeds are not realized, we will require even more external funding than planned. Since we have not yet entered into an agreement with a prime contractor for Iridium NEXT, the exact amount and timing of the payments to be owed under any such agreement is uncertain. If the timing or amount of our payments under an agreement with our prime contractor are due sooner than expected or are larger than anticipated, we may not have sufficient liquidity to make those payments. Our ability to obtain additional funding for Iridium NEXT may be adversely impacted by a number of factors, including the global economic crisis and related tightening of the credit markets. We cannot assure you that we will be able to obtain such additional liquidity on reasonable terms, or at all. If we are not able to secure such financing, we would need to delay some or all of the elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements is also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

Cash and Indebtedness

Our total cash and cash equivalents were $147.2 million at December 31, 2009 and we had $12.0 million of external indebtedness to Motorola at December 31, 2009.

Cash Flows

The following section highlights our cash flows for the years ended December 31, 2009 and 2008, and for the period from November 2, 2007 (inception) to December 31, 2007, and Iridium’s cash flows for the period from January 1, 2009 to September 29, 2009, or the 2009 Period, and the years ended December 31, 2008 and 2007:

Our Cash Flows

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31, 2009 and 2008, and for the period from November 2, 2007 (inception) to December 31, 2007 (in millions):

Statements of Cash Flows	Year ended December 31, 2009	Year ended December 31, 2008	For the Period from November 2, 2007 (Inception) to December 31, 2007

Cash flows provided by operating activities	$23.2	$2.1	$—
Cash flows provided by (used in) investing activities	354.5	(401.8)	—
Cash flows (used in ) provided by financing activities	(230.6)	399.7	0.2

Net increase in cash and cash equivalents	$147.1	$—	$0.2

Cash Flows from Operating Activities

Net cash provided by our operating activities for the year ended December 31, 2009 was $23.2 million resulting from net income of $10.2 million after adjusting for $54.4 million of non-cash items and $13.0 million generated from our working capital primarily due to a decrease in accounts receivable related to timing of collections, an increase in our allowance for doubtful accounts for certain customers, and a decrease in inventory related to inventory management.

Net cash provided by our operating activities for the year ended December 31, 2008 was $2.1 million resulting from net income of $0.5 million after adjusting for $1.2 million of non-cash items, and $1.6 million generated from our working capital.

There was no cash provided by or used in operating activities in the period from November 2, 2007 (inception) to December 31, 2007.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2009 was $354.5 million resulting from $401.8 million of funds transferred from the trust account into operations and $58.0 million of cash acquired from Iridium, offset in part by $98.0 million paid to the sellers resulting from the Acquisition and $7.4 million of capital expenditures related to equipment and software for our satellite and network operations, gateway and corporate systems.

Net cash used in investing activities for the year ended December 31, 2008 was $401.8 million resulting primarily from $400.0 million of funds from the initial public offering transferred to the trust account.

There was no cash provided by or used in investing activities in the period from November 2, 2007 (inception) to December 31, 2007.

Cash Flows from Financing Activities

Net cash used in financing activities in the year ended December 31, 2009 was $230.6 million primarily resulting from $164.9 million for the purchase of shares, a $91.7 million payment to holders of common stock who elected to convert their shares into a pro rata portion of the trust account and repayments of all outstanding amounts under Iridium’s credit facilities of $113.6 million, partly offset by $148.8 million in net proceeds from our public offering on September 29, 2009.

Net cash provided by financing activities in the year ended December 31, 2008 was $399.7 million primarily resulting from the proceeds of the public offering on February 1, 2008 of $400.0 million.

Net cash provided by financing activities in the period from November 2, 2007 (inception) to December 31, 2007 was $0.2 million.

Iridium’s Cash Flows

The following table shows Iridium’s consolidated cash flows from operating, investing and financing activities for the 2009 Period, and the years ended December 31, 2008 and 2007 (in millions):

Statements of Cash Flows	2009 Period	Year ended December 31, 2008	Year ended December 31, 2007

Cash flows provided by operating activities	$64.2	$61.4	$36.5
Cash flows used in investing activities	(7.7)	(13.9)	(19.8)
Cash flows used in financing activities	(23.3)	(44.8)	(26.5)

Net increase (decrease) in cash and cash equivalents	$33.2	$2.7	$(9.8)

Cash Flows Provided by Operating Activities

Iridium’s net cash provided by operating activities for the 2009 Period increased to $64.2 million from $61.4 million for the year ended December 31, 2008. This increase of $2.8 million was primarily attributable to less cash used by working capital due to the 2009 Period not including activity for the three months ended December 31, 2009 as a result of the Acquisition, lower inventory balances as demand slowed for equipment in the 2009 Period and inventory management processes, partially offset by timing of payments to vendors.

Net cash provided by operating activities for the year ended December 31, 2008 increased to $61.4 million from $36.6 million for the year ended December 31, 2007. This increase was attributable primarily to a $10.1 million increase in net income, an $11.1 million increase in working capital and a $3.6 million increase in non-cash adjustments during the period. The increase in working capital primarily relates to a payment made to Boeing in 2007 in connection with Iridium’s purchase of their right to receive distributions, which consequentially reduced its working capital for that period, as well as an increase in deferred revenue resulting from higher sales of its prepaid services and an increase in accounts payable due to the timing of payments to vendors. The increase in non-cash adjustments consists primarily of increases in depreciation and amortization and increases in other non-cash amortization and accretion.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the 2009 Period decreased to $7.7 million from $13.9 million for the year ended December 31, 2008. This decrease was attributable primarily to lower capital costs related to equipment and software for Iridium’s satellite and network operations, gateway and corporate systems, which were placed in service in 2008.

Iridium’s capital expenditures consisted primarily of the hardware and software upgrades to maintain its ground infrastructure and a portion of the expenses related to the development of Iridium OpenPort. These also include upgrades to our billing system to enable customer billing of new products and services.

Net cash used in investing activities for the year ended December 31, 2008 decreased to $13.9 million from $19.8 million for the year ended December 31, 2007. This decrease was attributable primarily to lower development expenses related to Iridium’s new high-speed data services, Iridium OpenPort.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the 2009 Period decreased to $23.3 million from $44.8 million for the year ended December 31, 2008, primarily due to no cash distributions to its investors made in 2009 compared to $41.4 million in 2008, partially offset by $22.9 million of proceeds from the issuance of a convertible subordinated note to Greenhill & Co. Europe Holdings Limited, or Greenhill Europe, in 2008.

Net cash used in financing activities for the year ended December 31, 2008 increased to $44.8 million from $26.5 million for the year ended December 31, 2007. This increase was attributable due to $41.4 million in distributions to its investors, partially offset by $22.9 million of proceeds from the issuance of a convertible subordinated note to Greenhill Europe.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2009:

Contractual Obligations:	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in millions)

Operating lease obligations	$2.5	$6.3	$5.2	$8.2	$22.2
Unconditional purchase obligations (1)	71.0	105.6	92.4	—	269.0
Motorola payment obligations(2)	13.2	—	—	—	13.2
Deferred acquisition consideration(3)	4.6	—	—	—	4.6

Total	$91.3	$111.9	$97.6	$8.2	$309.0

(1)	Unconditional purchase obligations include payments under our O&M Agreement with Boeing, our agreement with a supplier for the manufacturing of our devices and various commitments with other vendors. Certain amounts related to Iridium NEXT are not included as they are terminable or contingent upon the achievement of certain milestones, which may or may not be achieved. As a result, the minimum commitment cannot be determined.

(2)	The table above reflects obligations due on December 11, 2010 to Motorola pursuant to the transition services, products and asset agreement, or the TSA, by and among Motorola, Iridium Holdings and Iridium Satellite, and our Senior Subordinated Term Loan Agreement with Motorola, or the Note Agreement, which may be accelerated if the Acquisition constitutes a triggering event. In addition, we may be required to make an additional payment of cash if the Acquisition constitutes a triggering event, distribution event, change of control or other specified transaction under the TSA and Note Agreement. Any such payment is not reflected in the table above because it is uncertain whether we owe it or what the amount would be. Motorola has recently filed a complaint in Illinois state court seeking payment of some of these payments. For more information, see “Legal Proceedings” and “Risk Factors —Our agreements with Motorola contain potential payment provisions that may apply to the Acquisition; and Motorola has filed a complaint in Illinois state court seeking to compel us to make those payments.”
(3)	Certain former members of Iridium deferred their tax benefit payments related to the Acquisition until 2010. Payment was made to these former members in January 2010.

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

Seasonality

Our results of operations have been subject to seasonal usage changes for commercial customers and our results will be affected by similar seasonality going forward. April through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. U.S. government revenue and commercial M2M revenue are less subject to seasonal usage changes.

Related Party Transactions

For a description of related party transactions, see “Certain Relationships and Related Party Transactions and Director Independence.”

Accounting Developments

In June 2009, the Financial Accounting Standards Board, or FASB, issued accounting guidance on financial reporting by companies involved with variable interest entities. The new guidance requires a company to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, a company is required to assess whether it has implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires enhanced disclosures that provide more transparent information about a company’s involvement with a variable interest entity. The new guidance is effective for us beginning with 2010. We have not yet determined the impact of the adoption of the new guidance on our financial position or results of operations.

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

In October 2009, the FASB issued Accounting Standards Update 2009-14, “Software (Topic 985) Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-14. ASU 2009-14 changes the accounting for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components, that function together to deliver the tangible product’s essential functionality, are no longer within the scope of existing software revenue guidance. ASU 2009-14 requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance, and provides guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. ASU 2009-14 also requires that if software contained in the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance. This exclusion includes essential software that is sold with or embedded within the tangible products essential software. ASU 2009-14 also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that include both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We have not yet determined the impact of the adoption of ASU 2009-14 on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iridium Communications Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 16, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder of GHL Acquisition Corp.

We have audited the accompanying statements of operations, changes in stockholder’s equity and cash flows for the period from November 2, 2007 (Inception) to December 31, 2007 of Iridium Communications Inc., formerly known as GHL Acquisition Corp. (A Corporation in the Development Stage) (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform and we did not perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period from November 2, 2007 (Inception) to December 31, 2007 of Iridium Communications Inc., formerly known as GHL Acquisition Corp. in conformity with United States generally accepted accounting principles.

/s/ Eisner LLP

New York, New York

March 28, 2008

Iridium Communications Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$147,178	$129
Accounts receivable, net of allowance for doubtful accounts of $1,462 and $0, respectively	41,189	—
Inventory	25,656	—
Deferred tax assets	2,600	—
Prepaid expenses and other current assets	4,433	14

Total current assets	221,056	143
Property and equipment, net	386,737	—
Restricted cash	15,520	—
Investments held in trust at broker, including accrued interest of $110	—	401,839
Deferred tax assets	—	1,168
Intangible assets, net	88,953	—
Other assets	1,127	—
Goodwill	95,439	—

Total assets	$808,832	$403,150

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,865	$—
Accrued expenses and other current liabilities	30,893	1,611
Accrued compensation and employee benefits	6,489	—
Deferred revenue	20,027	—
Deferred acquisition consideration	4,636	—
Deferred underwriter commissions	—	11,288

Total current liabilities	69,910	12,899
Accrued satellite operations and maintenance expense, net of current portion	15,300	—
Deferred tax liabilities	94,999	—
Other long-term liabilities	923	—

Total liabilities	181,132	12,899
Commitments and contingencies
Common stock subject to possible conversion	—	119,988
Stockholders’ equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized and none issued or outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized and 70,247,701 and 48,500,000 issued and outstanding at December 31, 2009 and 2008, respectively	70	48
Additional paid-in capital	670,116	268,563
Retained (deficit) earnings	(42,508)	1,652
Accumulated other comprehensive income	22	—

Total stockholders’ equity	627,700	270,263

Total liabilities and stockholders’ equity	$808,832	$403,150

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period from November 2, 2007 (Inception) to December 31, 2007
Revenue:
Services:
Government	$19,159	$—	$—
Commercial	39,537	—	—
Subscriber equipment	17,293	—	—

Total revenue	75,989	—	—

Operating expenses:
Cost of subscriber equipment sales	18,657	—	—
Cost of services (exclusive of depreciation and amortization)	18,965	—	—
Research and development	5,974	—	—
Depreciation and amortization	21,513	—	—
Selling, general and administrative	17,029	490	4
Transaction costs	6,163	2,102	—

Total operating expenses	88,301	2,592	4

Operating loss	(12,312)	(2,592)	(4)

Other (expense) income:
Change in fair value of warrants	(34,117)	—	—
Interest expense	(355)	—	—
Interest income and other income (expense), net	1,303	5,604	—

Total other (expense) income	(33,169)	5,604	—

(Loss) earnings before income tax (benefit) provision	(45,481)	3,012	(4)
Income tax (benefit) provision	(1,321)	1,356	—

Net (loss) income	$(44,160)	$1,656	$(4)

Weighted average shares outstanding – basic and diluted	53,964	43,268	11,500
(Loss) earnings per share – basic and diluted	$(0.82)	$0.04	$(0.00)

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

For the Period from November 2, 2007 (Inception) to December 31, 2009

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Retained Earnings	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	(Deficit)	Equity	Income (Loss)

Balance at November 2, 2007 (Inception)	—	$—	$—	$—	$—	$—

Net proceeds from issuance of units	11,500,000	11	14	—	—	25

Net loss	—	—	—	—	(4)	(4)	$(4)

Balance at December 31, 2007	11,500,000	11	14	—	(4)	21

Total for the year ended December 31, 2007							$(4)

Net proceeds from initial public offering of units (excludes $119,988 of proceeds allocable to 11,999,999 shares of common stock subject to possible conversion)	40,000,000	40	260,546	—	—	260,586
Proceeds from sale of stock purchase warrants	—	—	8,000	—	—	8,000
Forfeiture of common stock	(3,000,000)	(3)	3	—	—	—
Net income	—	—	—	—	1,656	1,656	$1,656

Balance at December 31, 2008	48,500,000	48	268,563	—	1,652	270,263

Total for the year ended December 31, 2008							$1,656

Payment of deferred underwriters’ fees	—	—	6,982	—	—	6,982
Purchase of stock purchase warrants	—	—	(1,828)	—	—	(1,828)
Net proceeds from issuance of common stock	16,000,000	16	148,734	—	—	148,750
Fair value of stock issued in Acquisition	29,443,500	29	333,419	—	—	333,448
Purchase of common stock	(9,169,979)	(9)	28,298	—	—	28,289
Purchase of common stock under forward purchase contracts	(16,325,196)	(16)	(164,868)	—	—	(164,884)
Forfeitures of stock options and warrants	(1,441,176)	(1)	1	—	—	—
Reclassification of warrants to derivative instruments	—	—	(28,555)	—	—	(28,555)
Settlement of derivative instruments for warrants	—	—	47,110	—	—	47,110
Settlement of derivative instruments for shares of common stock	1,244,923	1	12,448	—	—	12,449
Stock-based compensation	—	—	436	—	—	436
Stock issued upon conversion of subordinated convertible note	1,995,629	2	19,376	—	—	19,378

Net loss	—	—	—	—	(44,160)	(44,160)	$(44,160)
Cumulative translation adjustments	—	—	—	22	—	22	22

Balance at December 31, 2009	70,247,701	$70	$670,116	$22	$(42,508)	$627,700

Total for the year ended December 31, 2009							$(44,138)

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period from November 2, 2007 (Inception) to December 31, 2007
Cash flows from operating activities:
Net (loss) income	$(44,160)	$1,656	$(4)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Deferred taxes	(1,711)	(1,168)	—
Change in market value of warrants	34,117	—	—
Depreciation and amortization	21,513	—	—
Stock-based compensation	436	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,382	—	—
Inventory	15,044	—	—
Prepaid expenses and other current assets	(2,185)	(12)	—
Income tax receivable	—	(3)	—
Other noncurrent assets	35	—	—
Accounts payable	3,584	—	—
Accrued expenses and other current liabilities	(5,260)	1,613	4
Accrued compensation and employee benefits	(3,997)	—	—
Deferred revenue	2,127	—	—
Accrued satellite and network operations expense, net of current portion	(1,020)	—	—
Other long-term liabilities	(737)	—	—

Net cash provided by operating activities	23,168	2,086	—

Cash flows from investing activities:
Changes in investment in trust account	401,838	(401,838)	—
Capital expenditures	(7,351)	—	—
Cash paid for acquisition, net of cash acquired	(39,950)	—	—

Net cash provided by (used in) investing activities	354,537	(401,838)	—

Cash flows from financing activities:
Proceeds from public offerings	149,600	400,000	—
(Purchase) proceeds from issuance of private placement warrants	(4,940)	8,000	—
Purchase of shares	(164,884)	—	—
Purchase of shares for no-votes	(91,700)	—	—
Payment of underwriting fee	(4,288)	(6,900)	—
Payment of costs associated with offering	(850)	(1,147)	—
Deferred offering costs	—	—	(91)
(Payment) proceeds from note payable to related party	—	(256)	250
Proceeds from sale of founder units	—	—	25
Payments under credit facility	(113,594)	—	—

Net cash (used in) provided by financing activities	(230,656)	399,697	184

Net increase (decrease) in cash and cash equivalents	147,049	(55)	184
Cash and cash equivalents, beginning of period	129	184	—

Cash and cash equivalents, end of period	$147,178	$129	$184

Supplemental cash flow information:
Interest paid	$1,330	$6	$—
Income taxes paid	$339	$2,527	$—

Supplemental disclosure of non-cash investing activities:
Shares issued for the acquisition of Iridium Holdings (29,443,500 shares at $11.325 per share)	$333,448	$—	$—
Accrual of additional consideration for acquisition of Iridium Holdings	$4,636	$—	$—
Property and equipment received but not paid for at year-end	$3,200	$—	$—

Supplemental disclosure of non-cash financing activities:
Accrued deferred offering costs	$—	$—	$225
(Reversal) accrual of deferred underwriter commissions	$(8,176)	$11,288	$—
Conversion of subordinated convertible note to equity	$(19,378)	$—	$—

See notes to consolidated financial statements

Iridium Communications Inc.

Notes to Consolidated Financial Statements

December 31, 2009

1. Organization and Basis of Presentation

Iridium Communications Inc. (the “Company”) was formed as GHL Acquisition Corp., a special purpose acquisition company as further described below. The Company acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC (“Iridium Holdings” and, together with its direct and indirect subsidiaries, “Iridium”) in a transaction accounted for as a purchase business combination on September 29, 2009 (the “Acquisition”). In accounting for the Acquisition, the Company was deemed the legal and accounting acquirer. On September 29, 2009, the Company changed its name to Iridium Communications Inc. For the purposes of presenting consolidated financial statements as of and for the year ended December 31, 2009, management has determined that the results of Iridium’s operations for the one-day period from the closing of the Acquisition to September 30, 2009 was not material. Accordingly, the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2009 includes the Company’s pre-Acquisition operations for the nine months ended September 30, 2009, which excludes any results of Iridium, and the Company’s post-Acquisition operations for the three months ended December 31, 2009. The Company’s consolidated statements of operations and cash flows for the year ended December 31, 2008 and for the period from November 2, 2007 (inception) to December 31, 2007 include solely the results of the Company’s pre-Acquisition operations, and do not include any results of Iridium. The Company’s consolidated balance sheet as of December 31, 2009 includes the assets and liabilities of the Company and of Iridium, as further described below. All significant intercompany accounts and transactions have been eliminated in consolidation.

Iridium is considered the predecessor of the Company and, accordingly, its historical financial statements are separately presented as predecessor financial statements.

The Company was formed on November 2, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. All activity from November 2, 2007 (inception) through February 21, 2008 relates to the Company’s formation and initial public offering. From February 21, 2008 through September 29, 2009, the Company’s activities were limited to identifying prospective target businesses to acquire and with which to complete a business combination. On September 29, 2009, the Company consummated the Acquisition and, as a result, is no longer in the development stage.

Iridium Holdings was formed under the laws of Delaware in 2000 as a limited liability company pursuant to the Delaware Limited Liability Company Act. On December 11, 2000, Iridium Holdings acquired certain satellite communication assets from Iridium LLC, a non-affiliated debtor in possession, pursuant to an asset purchase agreement.

As a result of and subsequent to the Acquisition, the Company is a provider of mobile voice and data communications services via satellite. The Company holds various licenses and authorizations from the Federal Communications Commission (the “FCC”) and from international regulatory bodies that permit the Company to conduct its business, including the operation of its satellite constellation. The Company offers voice and data communications services and products to businesses, U.S. and international government agencies and other customers on a global basis.

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, and variable interest entities for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain amounts presented as “professional fees” and “other operating expenses” in prior periods have been reclassified to “selling, general and administrative” and “transaction costs” to conform to the current year presentation. These reclassifications had no effect on the Company’s net income for the years ended December 31, 2009 and 2008, and the period from November 2, 2007 (inception) to December 31, 2007.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ materially from those estimates.

Financial Instruments

The consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, investments held in trust, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, and other obligations). Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

Additional information regarding fair value is disclosed in Note 13.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of this cash is swept nightly into a money market fund with a diversified portfolio. The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers (see Note 12). The Company maintains its cash and cash equivalents with financial institutions with high credit ratings, although at times the Company maintains deposits in federally insured financial institutions in excess of federally insured (FDIC) limits.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at December 31, 2009 and 2008 consisted of cash deposited in institutional money market mutual funds and regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks.

Restricted Cash

Restricted cash of $15.5 million as of December 31, 2009, primarily relates to a letter of credit as collateral for de-orbit costs.

Accounts Receivable

Trade accounts receivable are generally recorded at the invoiced amount and are subject to late fee penalties. The Company had $1.5 million in its allowance for doubtful accounts at December 31, 2009. Management develops its estimate of this allowance based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of their current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances are deemed uncollectible.

Foreign Currencies

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency. Assets and liabilities of its foreign subsidiaries are translated to United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are classified as “Interest income and other income (expense), net” in the consolidated statements of operations.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Inventory

Inventory consists primarily of finished goods including Iridium OpenPort terminals, handsets, L-Band transceivers, data devices, related accessories, and replacement parts to be sold to customers to access Company services. The Company also has raw materials from third-party manufacturers (see Note 10). The Company outsources manufacturing of subscriber equipment primarily to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition, scrap, tooling and freight). Inventories are valued using the average cost method, and are carried at the lower of cost or market.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation at fair value; accordingly the Company expenses the estimated fair value of stock-based awards made in exchange for employee services over the requisite employee service period. Stock-based compensation cost is determined at the grant date using the Black-Scholes option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period and is classified in the statement of operations in a manner consistent with the statement of operations’ classification of the employee’s salaries and other compensation as follows:

Year Ended December 31, 2009
(In thousands)
Cost of services (exclusive of depreciation and amortization)	$26
Selling, general and administrative	410

$436

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Satellite system	14 years
Terrestrial system	7 years
Equipment	3 – 5 years
Gateway system	5 years
Internally developed software and purchased software	3 – 7 years
Building	39 years
Leasehold improvements	shorter of useful life or remaining lease term

Repairs and maintenance costs are expensed as incurred.

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

Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed annually or more frequently if indicators of potential impairment exist. If the fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized.

Intangible Assets Not Subject to Amortization

A significant portion of the Company’s intangible assets are spectrum and licenses, and trade names which are indefinite-lived intangible assets. The Company reevaluates the useful life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company tests its indefinite-lived intangible assets for potential impairment annually or more frequently if indicators of impairment exist. If the fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Intangible Assets Subject to Amortization

The Company’s intangible assets that do have finite lives (primarily customer relationships – government and commercial, core developed technology and software) are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company reevaluates the useful lives for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Asset Retirement Obligations

Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”) and Motorola, Inc. (“Motorola”) has the unilateral right to require the de-orbit of the Company’s satellite constellation. In the event the Company was required to effect a mass de-orbit, the Company, pursuant to the amended and restated operations and maintenance agreement by and between Iridium Constellation LLC (“Iridium Constellation”) and Boeing (the “O&M Agreement”), would be required to pay Boeing $16.0 million, plus an amount equivalent to the premium for inception of Section B de-orbit insurance coverage ($2.5 million as of December 31, 2009). The Company has concluded that each of the foregoing de-orbit rights meets the definition of a legal obligation and currently does not believe the U.S. government, Boeing or Motorola will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote. Accordingly, the Company has not recorded an asset retirement obligation relating to the potential de-orbit rights in its consolidated balance sheet.

There are other circumstances in which the Company could be required, either by the U.S. government or for technical reasons, to de-orbit an individual satellite; however, the Company believes that such costs would not be significant relative to the costs associated with the ordinary operations of the satellite constellation.

Revenue Recognition

The Company derives its revenue primarily as a wholesaler of satellite communications products and services. The primary types of revenue include (i) services revenue (access and usage-based airtime fees) and (ii) subscriber equipment revenue. Additionally, the Company generates revenue by providing engineering and support services to commercial and government customers.

Wholesaler of satellite communications products and services

Pursuant to wholesale agreements, the Company sells its products and services to service providers who, in turn, sell the products and services to other distributors or directly to the end-users. Generally, the Company recognizes revenue when services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed or determinable, and collection is probable, as follows:

Contracts with multiple elements

At times, the Company sells subscriber equipment through multi-element contracts that bundle subscriber equipment with airtime services. When the Company sells subscriber equipment and airtime services in bundled arrangements that include guaranteed minimum orders and determines that it has separate units of accounting, the Company allocates the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. The Company determines vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment and airtime services when they are sold to customers on a stand-alone basis.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Services revenue sold on a stand-alone basis

Services revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized ratably over the period in which the services are provided to the end-user. Revenue from prepaid services is recognized when usage occurs or, if not used, when the customer’s right to access the unused prepaid services expires. The Company does not offer refund privileges for unused prepaid services. Deferred prepaid services revenue and access fees are typically earned and recognized as income within one year of customer prepayment. Based on historical information for prepaid scratch card services that do not have an initial expiration date, the Company records breakage associated with prepaid scratch card account balances for which the likelihood of redemption is remote, which is generally determined after 36 months from issuance.

Subscriber equipment sold on a stand-alone basis

The Company recognizes subscriber equipment sales and the related costs when title to the equipment (and the risks and rewards of ownership) passes to the customer, typically upon shipment.

Services and subscriber equipment sold to the U.S. government

The Company provides airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services and (iii) a tiered pricing plan (based on usage) per device for data services. Revenue related to these services is recognized ratably over the periods in which the services are provided, and costs are expensed as incurred. The U.S. government purchases its equipment from third-party service providers and not directly from the Company.

Government engineering and support services

The Company provides maintenance services to the U.S. government’s dedicated gateway in Hawaii. This revenue is recognized ratably over the periods in which the services are provided; costs are expensed as incurred.

Other government and commercial engineering and support services

The Company also provides certain engineering services to assist customers in developing new technologies for use on the Company’s satellite system. The revenue associated with these services is recorded when the services are rendered, typically on a percentage of completion method of accounting based on the Company’s estimate of total costs expected to complete the contract, and costs are expensed as incurred. Revenue on cost-plus-fixed-fee contracts is recognized to the extent of estimated costs incurred plus the applicable fees earned. The Company considers fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Warranty Expense

The Company generally provides its customers a warranty on subscriber equipment for one to two years from the date of activation, depending on the product. A warranty accrual is made when it is estimable and probable that a loss has been incurred. A warranty reserve is maintained based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties are recorded as cost of subscriber equipment sales and include equipment replacements, repairs and program administration.

Year Ended December 31, 2009
(In thousands)
Balance at beginning of the year	$—
Provision assumed from Acquisition	(661)
Provision	(185)
Utilization	120

Balance at end of the year	$(726)

Research and Development

Research and development costs are charged as an expense in the period in which they are incurred.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $0.3 million for the year ended December 31, 2009. There were no such costs in the year ended December 31, 2008 or for the period from November 2, 2007 (inception) to December 31, 2007.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company’s policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense.

Earnings Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share takes into account the effects of potential dilutive common shares when they are dilutive. Potential dilutive common shares consisting of common stock issuable upon exercise of outstanding stock options and warrants are computed using the treasury stock method.

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

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 clarifies that in circumstances in which a quoted market price in an active market for the identical liability is not available; a reporting entity is required to measure fair value using one of several acceptable valuation techniques. ASU 2009-05 also clarifies (i) that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustments to other inputs relating the existence of a restriction that prevents the transfer of the liability and (ii) that both a “quoted price in an active market for the identical liability at the measurement date” and the “quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required” are Level 1 fair value measurements. ASU 2009-05 is effective in the fourth quarter of 2009. The Company adopted ASU 2009-05 in the fourth quarter of 2009 with no material impact on its financial position or results of operations.

3. Business Combination

On September 22, 2008, the Company entered into a transaction agreement, as amended on April 28, 2009 (the “Transaction Agreement”), with Iridium Holdings and its members whereby it agreed to purchase, directly or indirectly, all of the outstanding equity of Iridium Holdings. The Acquisition closed on September 29, 2009. For the purpose of acquisition accounting, total consideration of approximately $436.0 million included 29.4 million shares of the Company’s common stock (“Common Stock”) valued at $333.4 million and $102.6 million in cash (which included a requirement to make a payment of $25.5 million in cash to some of the former members of Iridium Holdings for tax benefits the Company received, payable on December 29, 2009). At December 31, 2009, approximately $4.6 million of such future tax benefit cash payment was still an outstanding payable to certain former members of Iridium Holdings who deferred the payments until 2010. This amount was paid in January 2010. The Company accounted for its business combination with Iridium Holdings by recording all assets acquired and liabilities assumed at their respective fair values on the date of Acquisition. The Company recognized deferred tax assets and liabilities for the tax effects of the differences between assigned book values and tax bases of assets acquired and liabilities assumed in the Acquisition. As a result, the Company recorded a net deferred tax asset – current of $3.0 million and a net deferred tax liability – non-current of $98.2 million.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The fair value was based on the market price of the Company’s Common Stock on September 29, 2009. The total consideration for Iridium Holdings was $436.0 million, as follows:

(In thousands)
Cash	$77,100
Equity	333,448
Cash related to tax benefit	25,500

Total	$436,048

After the September 30, 2009 financial statements were issued, the Company received and relied in part on a valuation report from a third-party valuation firm. After considering the results of that valuation report and further analysis, the Company has retrospectively updated the estimated fair value of the assets and liabilities assumed in the Acquisition on September 29, 2009. The fair values are based on the Company’s estimates and may be further adjusted from time to time but no later than September 29, 2010, as better information becomes available. The following represents the allocation of the purchase price:

	Estimated Fair Value
	As Reported on September 30, 2009	As of December 31, 2009
	(In thousands)
Assets:
Cash and cash equivalents	$58,015	$58,015
Restricted cash	15,520	15,520
Accounts receivable	46,571	46,571
Other current assets	2,236	2,236
Inventory	32,045	40,700
Property and equipment	394,709	394,800
Intangible assets	87,758	91,852
Goodwill	75,464	95,439
Deferred tax assets	3,781	2,972
Other assets	1,161	1,162

Total assets	717,260	749,267

Liabilities:
Accounts payable	4,281	4,281
Accrued liabilities	42,686	37,917
Deferred revenue	10,593	17,900
Accrued satellite operations and maintenance	15,218	20,400
Credit facility	113,593	113,594
Convertible subordinated note	16,723	19,300
Deferred tax liabilities	75,879	98,249
Other liabilities	2,239	1,578

Total liabilities	281,212	313,219

Net assets acquired	$436,048	$436,048

Property and Equipment. Property and equipment acquired in the Acquisition is depreciated using the straight-line method as follows:

	Estimated Fair Value	Useful Lives
	(In thousands)
Depreciable assets:

Satellite system	$333,450	5 years
Terrestrial system	3,963	5 years
Equipment	10,349	1 – 5 years
Gateway system	2,568	5 years
Internally developed software and purchased software	1,043	1 year
Building	20,021	39 years
Building improvements	2,408	5 years
Leasehold improvements	2,446	6.5 years

Total	$376,248
Additional asset categories not included above:
Construction in progress	10,608
Land	7,944

Total	$394,800

Goodwill. The total consideration paid in the Acquisition exceeded the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, resulting in approximately $95.4 million of goodwill.

Pre-Acquisition Contingency. Iridium had certain contractual contingencies under agreements in effect as of the date of the Acquisition that the Company has recorded at their estimated fair value at the time of the Acquisition. Some of the contingencies relate to potential payments pursuant to the occurrence of a distribution event, change of control or other specified transactions, and other matters. The Company believes that it is unclear whether the foregoing provisions were intended to apply to a similar transaction such as the Acquisition (see Note 6). The estimated fair value of the pre-Acquisition contractual contingencies at the date of the Acquisition was $11.7 million and was reflected as a liability in the consolidated balance sheet on the Acquisition date.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Transaction Costs

An acquirer is required to recognize as expense the direct costs of a business combination in the period in which the expense is incurred. Accordingly, the Company has been expensing Acquisition-related costs as they have been incurred during the pre-Acquisition periods presented. The Company incurred a total of approximately $8.3 million of Acquisition-related costs, including $6.2 million in 2009.

Revenue and Loss of Iridium

The amount of revenue and loss of Iridium included in the Company’s consolidated statement of operations for the period from the date of the Acquisition to December 31, 2009 are as follows (in thousands):

Revenue	$75,989
Net loss	$(4,749)

Pro Forma Information (Unaudited)

The following table contains unaudited pro forma consolidated statements of operations information of the Company for years ended December 31, 2009 and 2008 as if the Acquisition had occurred as of January 1, 2009 and January 1, 2008, respectively:

	For the Year Ended December 31,
	2009	2008
	(In thousands, except per share amounts)
Total revenue	$320,616	$320,944
Net income	$(38,986)	$(8,367)
Basic and diluted net loss per common share	$(0.57)	$(0.12)
Weighted average shares outstanding – basic and diluted	68,252	68,252

The pro forma information may not be indicative of the results of operations that would have actually occurred had the Acquisition occurred as presented. Also, future results may vary significantly from the results reflected in such pro forma information.

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

2008 Initial Public Offering

In February 2008, the Company sold in its initial public offering (“IPO”) 40.0 million units at a price of $10.00 per unit. Each unit consisted of one share of Common Stock and one Common Stock purchase warrant. Each warrant entitled the holder to purchase from the Company one share of Common Stock at a price of $7.00 per share commencing on the later of the completion of a Business Combination or 12 months from the effective date of the Public Offering and expiring five years from the effective date of the Public Offering or earlier upon redemption or liquidation (as defined in the warrant agreements) of the Trust Account. Total underwriting fees, including contingent fees, related to the IPO were approximately $23.3 million. The Company paid $6.9 million upon closing of the IPO. The underwriters agreed that approximately 70% of the underwriting fees would not be payable unless and until the Company completed a Business Combination (as defined in the underwriting agreement), and they waived their right to receive such payment upon the Company’s liquidation if the Company was unable to complete a Business Combination. On June 2, 2009, the Company entered into an agreement with Banc of America Securities LLC and its affiliate pursuant to which Banc of America Securities LLC waived its right to receive approximately $8.2 million of deferred underwriting fees. On September 29, 2009, Banc of America Securities LLC received a payment of approximately $4.3 million. The deferred underwriting commission paid was less pro-rata reductions resulting from the exercise of the stockholder conversion rights.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

2008 Private Placement of Warrants

In connection with the IPO, the Company sold an additional 8.0 million Common Stock purchase warrants to the founding stockholder at a price of $1.00 per warrant. The warrant terms are generally identical to the terms of the warrants sold in the IPO, except for certain restrictions on transfer and redemption and their ability to be exercised on a cashless basis.

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

$7.00 Warrants—General Terms

The Company may redeem all of the warrants with a $7.00 strike price (the “$7.00 warrants”) at a price of $0.01 per warrant upon 30 days’ prior notice, provided that the warrants are exercisable and the registration statement covering the Common Stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the last sales price of the Common Stock is at least $14.25 per share (the “redemption price”) for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If a registration statement is not effective at the time of exercise, the holders of the $7.00 warrant will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $7.00 warrants could expire unexercised and unredeemed. The number of shares of Common Stock issuable upon the exercise of each $7.00 warrant is subject to adjustment from time to time upon the occurrence of certain events. The $7.00 warrants expire in 2013.

Following the appropriate accounting guidance in effect at the time, the $7.00 warrants initially were classified within stockholders’ equity. On June 2, 2009, the Company entered into an agreement with Banc of America Securities LLC and its affiliate to purchase the 3.7 million warrants held by Banc of America Securities LLC for a price of approximately $1.8 million in cash upon completion of the Acquisition, which met the definition of a Business Combination. Upon this modification, the Company determined that the completion of the Acquisition was probable of occurrence and, accordingly, classified those warrants as derivative instruments as of June 30, 2009 at their then-current fair value; the Company “marked to market” the warrants through September 29, 2009 and the exchange agreements are no longer outstanding as of September 29, 2009.

2008 Cancellations, Forfeitures and Transfers

In January 2008, the Company cancelled approximately 1.7 million of the units originally purchased in November 2007, which were surrendered in a recapitalization. In March 2008, approximately 1.3 million additional units originally purchased in November 2007 were forfeited pursuant to the terms of the applicable purchase agreements. In February 2008, approximately 0.2 million units originally purchased in November 2007 were transferred from the original holders to certain of the Company’s directors; the Company’s directors then forfeited approximately 20,000 of these units. The transferred units have the same terms and are subject to the same restrictions on transfers as the original units.

2009 Warrant Restructure and Exchange Agreements

On July 29, 2009, the Company entered in agreements with the holders of approximately 26.8 million of the $7.00 warrants. The agreements generally provided such holders, upon the consummation of the Acquisition, the choice of tendering their warrants for (i) the right to demand payment (in cash and shares of common stock) by the Company to settle the warrants in a ratio of consideration of 20% cash and 80% common stock, (ii) the right to exchange their existing $7.00 warrants for new warrants with an $11.50 strike price (the “$11.50 warrants”) which included the extension of the exercise term for two additional years until 2015 and the increase of the redemption price from $14.25 to $18.00 per share or (iii) a combination thereof. The new $11.50 warrants have terms similar to the $7.00 warrants, except as described below under “$11.50 Warrants—General Terms”. The Company determined that the warrant restructure and exchange agreements created derivative instruments for the warrants subject to settlement, and accordingly on July 29, 2009 reclassified the subject warrants from equity to derivative instruments at their then-current fair value of approximately $28.6 million. On September 29, 2009, upon consummation of the Acquisition, holders of approximately 12.4 million warrants demanded total payment of

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

approximately $3.1 million in cash and approximately 1.2 million shares of Common Stock with a value of approximately $12.5 million, resulting in an expense during the third quarter of 2009 of approximately $2.3 million. Holders of approximately 14.4 million warrants exchanged their existing warrants for new $11.50 warrants, resulting in an expense during the third quarter of 2009 of approximately $31.8 million. Following the appropriate accounting guidance, the new $11.50 warrants are classified within stockholders’ equity.

$11.50 Warrants—General Terms

The Company may redeem all of the $11.50 warrants at a price of $0.01 per warrant upon 30 days prior notice, provided that the warrants are exercisable and the registration statement covering the Common Stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the last sales price of the Common Stock is at least $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If the registration statement is not still effective at the time of exercise, the holders of the $11.50 warrants will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $11.50 warrants may expire unexercised and unredeemed. The number of shares of Company Common Stock issuable upon the exercise of each $11.50 warrant is subject to adjustment from time to time upon the occurrence of specified events. The warrants expire in 2015.

2009 Follow-on Equity Offering and Repurchases

On September 29, 2009, the Company sold to the public 16.0 million shares of Common Stock for net proceeds of $148.8 million. Concurrently with the follow-on offering, the Company repurchased, pursuant to existing forward contracts, 16.3 million shares of Common Stock for $164.9 million. In addition, the Company repurchased approximately 9.2 million shares of Common Stock for $91.7 million, representing the shares held by those stockholders who voted against the Acquisition. These shares were previously presented as common stock subject to possible conversion on the Company’s consolidated balance sheet as of December 31, 2008.

2009 Forfeitures

In September 2009, 8.4 million warrants originally purchased in November 2007 and 4.0 million warrants originally purchased in February 2008 as part of the private placement were forfeited by their holders.

Outstanding Warrants

As of December 31, 2009, after considering all purchases, issuances, cancellations, forfeitures, transfers, repurchases and exchanges, the Company had 13.6 million $7.00 warrants and 14.4 million $11.50 warrants outstanding, which are exercisable through February 2013 and February 2015, respectively. All outstanding warrants are classified within stockholders’ equity.

5. Debt

As a result of the Acquisition, the Company assumed a $22.9 million (face value) 5% convertible subordinated note due October 2015 (the “Note”), originally issued by Iridium to Greenhill & Co. Europe Holdings Limited in connection with the Acquisition. The Note was converted into 1,995,629 shares of the Company’s Common Stock on October 24, 2009.

The Company paid all outstanding amounts for its first and second lien credit facilities on September 30, 2009, following the closing of the Acquisition on September 29, 2009.

6. Agreements with Motorola

Transition Services, Products and Asset Agreement

As a result of the Acquisition, the Company effectively acquired and assumed a Transition Services, Products and Asset Agreement (“TSA”) by and among Iridium Holdings, Iridium Satellite LLC (“Iridium Satellite”) and Motorola. Certain obligations under the TSA have been fully performed, including Motorola’s provision of services and transfers of assets, but other obligations are on-going, as described below.

The TSA requires that Iridium Satellite use Boeing to provide continuing steady-state operations and maintenance services with respect to the Satellite Network Operations Center, Telemetry, Tracking and Control stations and the on-orbit satellites (collectively, the “Iridium System”) (see Note 7). These services include, under certain circumstances, the removal of satellites in the constellation from operational or storage orbits and preparation for re-entry into the earth’s atmosphere. In

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

addition, Iridium Satellite must (i) obtain and pay the premium for an in-orbit insurance policy on behalf of Boeing and certain other beneficiaries, (ii) pay the premiums for an aviation products – completed operations liability insurance policy obtained by Motorola, and (iii) maintain on deposit with Motorola an amount that at all times equals 150% of the current year’s annual premium. The deposit of $0.8 million as of December 31, 2009 is classified within other assets in the accompanying consolidated balance sheet. In addition, pursuant to the TSA and the O&M Agreement, Motorola has the right to cause the de-orbit of the constellation upon the occurrence of certain enumerated events.

The TSA also provides for the payment to Motorola of up to $8.5 million plus accrued interest on certain principal upon the occurrence of a “triggering event.” A triggering event is defined as the occurrence of a change of control (as defined in the TSA) of Iridium, the consummation of an initial public offering by Iridium Holdings or Iridium Satellite, a sale of all or a material portion of the assets of Iridium Holdings or Iridium Satellite, or upon reaching the date of December 11, 2010. This amount consists of three components: (i) a $6.0 million commitment fee, (ii) $1.25 million of deferred equipment financing and (iii) a $1.25 million product manufacturing fee (plus, in the case of clauses (ii) and (iii), accrued interest from the effective date of the TSA to the date of payment at an annual interest rate of prime plus 3%).

The Company discounted the $6.0 million commitment fee at an imputed rate of 12.5% over 10 years, resulting in an original issue discount of $4.2 million. The net liability included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2009 is $5.3 million. The $1.25 million deferred equipment financing and accrued interest described above is also included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of December 31, 2009. The Company does not believe it is obligated to pay the product manufacturing fee noted above.

Motorola Note Agreement

As a result of the Acquisition, the Company effectively acquired and assumed a Senior Subordinated Term Loan Agreement (the “Note Agreement”), pursuant to which Iridium borrowed $30 million from Motorola, as evidenced by a senior subordinated term note (the “Motorola Note”) dated December 11, 2000. The principal amount of, and all interest accrued on, the Motorola Note, was paid in full on May 27, 2005. However, as detailed below, certain additional payment obligations survived this repayment.

Under the Note Agreement, the Company is required to pay Motorola a commitment fee of $5.0 million upon the earlier of December 11, 2010, and the occurrence of a “trigger event.” A “trigger event” means the first to occur of: (a) a change of control (as defined in the Note Agreement), (b) the consummation of an initial public offering by Iridium Holdings or Iridium Satellite, or (c) the sale of all or a material portion of the assets of Iridium Holdings or Iridium Satellite. The Company is accruing the commitment fee through December 2010 using the effective-interest method. As of December 31, 2009, the Company’s estimated liability approximated $4.5 million and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

Additionally, in the event of a “distribution event,” the Company is required to pay Motorola a loan success fee equal to the amount that a holder of Class B units in Iridium constituting 5% of the total number of issued and outstanding units (both Class A and B) would have received in the distribution event. A “distribution event” means the (i) direct or indirect (a) payment of any dividend or other distribution (in the form of cash or otherwise) in respect of the equity interests of Iridium or (b) purchase, conversion, redemption or other acquisition for value or otherwise by Iridium of any equity interest in Iridium or (ii) initial public or any secondary offering by Iridium Holdings or Iridium Satellite in which any holders of equity interests in Iridium are afforded the opportunity to participate as a selling equity holder in such offering. There were no payments to Motorola for loan success fees in the year ended December 31, 2009.

Finally, in addition to the above obligations, upon the first to occur of (a) any change of control (as defined in the Note Agreement) or (b) the sale of all or a material portion of the assets of Iridium Holdings or Iridium Satellite, the Company is required to pay a cash amount equal to the lesser of (i) an amount to be determined based on a multiple of earnings before interest, taxes, depreciation, and amortization less capital contributions not returned to Class A Unit holders and the amount of the $5.0 million commitment fee discussed above which has been or is concurrently being paid and (ii) the value of the consideration that a holder of Class B Units in Iridium constituting 5% of the total number of issued and outstanding units (both Class A and B) would receive in the transaction.

On February 9, 2010, Motorola filed a complaint against Iridium Satellite and Iridium Holdings to seek recovery of the commitment fee and the loan success fee under the Note Agreement in an aggregate amount they allege is at least $24.7 million. However, the outcome of such complaint is uncertain; therefore, an estimate of the contingency cannot be made at this time and no additional accrual has been made as of December 31, 2009.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

7. Boeing Operations and Maintenance Agreement

As a result of the Acquisition, the Company acquired an operations and maintenance agreement between Iridium Constellation and Boeing, pursuant to which Boeing agreed to provide transition services and continuing steady-state operations and maintenance services with respect to the Iridium System (including engineering, systems analysis, and operations and maintenance services). Since Iridium Constellation initially entered into the agreement, there have been a number of amendments, including the O&M Agreement. As a result of these various amendments, the period of performance has been extended to be concurrent with the useful life of the satellite constellation, the schedule of monthly payments has been revised and a cost escalation according to a prescribed formula is now included. In addition, pursuant to the O&M Agreement, Boeing has the unilateral right to commence the de-orbit of the constellation upon the occurrence of certain enumerated events.

The O&M Agreement incorporates a revised de-orbit plan, which, if exercised, would cost approximately $16.0 million plus an amount equivalent to the premium of Section B de-orbit insurance coverage to be paid to Boeing in the event of a mass de-orbit of the satellite constellation. The Company caused to be issued to Boeing a $15.4 million letter of credit as collateral for de-orbit costs. This letter of credit is cash collateralized, and is included in restricted cash in the accompanying consolidated balance sheet at December 31, 2009.

Under the O&M Agreement, following the Acquisition, the Company incurred expenses of $11.9 million relating to satellite operations and maintenance costs for the year ended December 31, 2009 included in cost of services (exclusive of depreciation and amortization) in the accompanying consolidated statements of operations.

8. Property and Equipment

As a result of the Acquisition, property and equipment consisted of the following at:

December 31, 2009
(In thousands)
Satellite system	$333,450
Terrestrial system	4,101
Equipment	11,303
Gateway system	2,672
Internally developed software and purchased software	1,141
Building and leasehold improvements	24,875

377,542
Less: accumulated depreciation	(18,614)

358,928
Land	7,944
Construction in process	19,865

Total property and equipment, net of accumulated depreciation	$386,737

At December 31, 2009, construction in process consisted of assets being developed or constructed for various uses including: internally developed software of $11.5 million, equipment of $6.2 million, gateway system of $2.0 million, and terrestrial system of $0.2 million. Following the Acquisition, depreciation expense for the year ended December 31, 2009 was $18.6 million.

9. Intangible Assets

As a result of the Acquisition, the Company had identifiable intangible assets as follows:

	December 31, 2009
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$20,385	$—	$20,385
Spectrum and licenses	Indefinite	13,495	—	13,495

Total		33,880	—	33,880

Definite life intangible assets:
Customer relationships - government	5 years	19,577	(979)	18,598
Customer relationships - commercial	5 years	31,790	(1,590)	30,200
Core developed technology	5 years	4,657	(233)	4,424
Software	5 years	1,948	(97)	1,851

Total		57,972	(2,899)	55,073

Total intangible assets		$91,852	$(2,899)	$88,953

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Intangible assets are carried at cost less accumulated amortization. Amortization is calculated using the straight-line method over their estimated useful lives. The Company has determined the useful lives of its identified intangible assets based on its assessment of all facts and circumstances, including (i) the expected use of the asset; (ii) the expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate; (iii) any legal, regulatory, or contractual provisions that may limit the useful life; (iv) the Company’s own historical experience in renewing or extending similar arrangements (consistent with the intended use of the asset), regardless of whether those arrangements have explicit renewal or extension provisions; (v) the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment and expected changes in distribution channels); and (vi) the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The estimated useful lives may be adjusted from time to time before September 29, 2010, the first year anniversary of the Acquisition, as better information becomes available. The weighted average amortization period of intangible assets is 5 years. Following the Acquisition, amortization expense for the year ended December 31, 2009 was $2.9 million.

Future amortization expense with respect to intangible assets existing at December 31, 2009, by year and in the aggregate, is as follows:

Year ending December 31,	Amount
(In thousands)
2010	$11,594
2011	11,594
2012	11,594
2013	11,594
2014	8,697

Total estimated future amortization expense	$55,073

10. Commitments and Contingencies

Supplier Purchase Commitments

The Company has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, the Company may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. The supplier will then generally repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of December 31, 2009, the Company has $1.0 million of excess materials and the amount is included in inventory on the accompanying consolidated balance sheets.

Unconditional purchase obligations are $269.0 million, which include payments under our O&M Agreement with Boeing, the Company’s agreement with a supplier for the manufacturing of the Company’s devices and various commitments with other vendors. Unconditional purchase obligations are scheduled for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 in the amounts of $71.0 million, $52.8 million, $52.8 million, $52.8 million, and $39.6 million, respectively.

In-Orbit Insurance

Due to various contractual requirements, the Company is required to maintain an in-orbit insurance policy with a de-orbiting endorsement to cover potential claims relating to operating or de-orbiting the satellite constellation. The policy covers the Company, Boeing as operator (see Note 7), Motorola (the original system architect and prior owner), contractors and subcontractors of the insured, the U.S. government and certain other sovereign nations.

The current policy has a one-year term, which expires December 12, 2010. The policy coverage is separated into Sections A and B. Liability limits for claims under each of Sections A and B are $500 million per occurrence and $1 billion in the aggregate. The deductible for claims is $250,000 per occurrence.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Section A coverage is currently in effect and covers risks in connection with in-orbit satellites. Section B coverage is effective once requested by the Company (the “Attachment Date”) and covers risks in connection with a decommissioning of the satellite system. The term of the coverage under Section B is 12 months from the Attachment Date. The premium for Section B coverage is $2.5 million and is payable on or before the Attachment Date. As of December 31, 2009, the Company had not requested Section B coverage since no decommissioning activities are currently anticipated.

The balance of the unamortized premium payment for Section A coverage is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company has not accrued for any deductible amounts related to either Section A or B of the policy as of December 31, 2009, since management believes that the likelihood of an occurrence is remote.

Operating Leases

The Company leases land, office space, and office and computer equipment under noncancelable operating lease agreements. Most of the leases contain renewal options of 1 to 10 years. The Company’s obligations under the current terms of these leases extend through 2020.

Additionally, several of the Company’s leases contain clauses for rent escalation including, but not limited to, a pro-rata share of increased operating and real estate tax expenses. Rent expense is recognized pursuant to the existing accounting guidance, on a straight-line basis over the lease term. The Company leases facilities located in Chandler, Arizona (lease expires March 2014), Tempe, Arizona (leases expire December 2015 and March 2016), Bethesda, Maryland (lease expires April 2013), McLean, Virginia (lease expires May 2020), Canada (leases expire January 2015 and May 2015), and Norway (lease expires January 2016).

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases at December 31, 2009, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2010	$2,510
2011	3,129
2012	3,194
2013	2,948
2014	2,282
Thereafter	8,154

$22,217

Rent expense for the years ended December 31, 2009 and 2008, and the period from November 2, 2007 (inception) to December 31, 2007 were $1.0 million, $0.1 million, and $0.0 million, respectively.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. Other than the Motorola action described in Note 6, the Company is not aware of any such actions that the Company would expect to have a material adverse impact on the Company’s business, financial results or financial condition.

11. Stock-Based Compensation

During 2009, the Company’s stockholders approved a stock incentive plan (the “2009 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of December 31, 2009, 8,000,000 shares of common stock have been authorized for issuance as awards under the 2009 Stock Incentive Plan. The Company did not issue stock-based awards prior to the adoption of the 2009 Stock Incentive Plan.

2009 Employee Stock Option Awards

In the fourth quarter of 2009, the Company granted approximately 2.6 million stock options to its employees. The stock option awards generally (i) have a term of ten years, (ii) vest over a four-year period with 25% vesting after the first year of service and ratably on a quarterly basis thereafter, (iii) are contingent upon employment on the vesting date, and (iv) have an exercise price of $8.73 per share, which is equal to the fair value of the shares at the date of grant. The fair value of each

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

option is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on a review of the Company’s industry peer group’s historical and implied volatility, which the Company believes is a reasonable indicator of the expected volatility of the Company’s stock. The expected term of the award was calculated using the simplified method for all grants in 2009 as the Company currently does not have sufficient experience of its own option exercise patterns. The Company does not anticipate paying dividends during the expected term of the grants; therefore the dividend rate was assumed to be zero. The risk-free interest rate assumed is based upon U.S. Treasury Bond interest rates with similar terms at similar dates.

Assumptions used in determining the fair value of the Company’s options were as follows:

Year Ended December 31, 2009
Expected volatility	69%
Expected term (years)	5.75 - 6.25
Expected dividends	0%
Risk free interest rate	2.56% - 2.90%

At December 31, 2009, the weighted-average grant-date fair value was $5.61 per share. A summary of the activity of the Company’s stock options as of December 31, 2009 is as follows:

	Shares	Weighted- Average Exercise Price Per Share
	(In thousands, except per share amounts)
Options outstanding at January 1	—	$—
Granted	2,636	8.73
Cancelled or expired	—	—
Forfeited	—	—

Options outstanding at December 31	2,636	8.73

Options exercisable at December 31	—	—

Options vested at December 31	—	—

Options exercisable and expected to vest at December 31	2,436	8.73

The Company recognized $0.4 million of stock-based compensation expense during 2009. The aggregate intrinsic value for options exercisable and expected to vest was $0 since the exercise price was greater than the market price at December 31, 2009. As of December 31, 2009, the total unrecognized cost related to non-vested options was approximately $13.3 million. This cost is expected to be recognized over a weighted average period of 3.9 years. To the extent the Company’s actual forfeiture rate is different from its estimate of such forfeitures, the stock-based compensation may differ in future periods.

12. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communication services and products.

The Company derived approximately 25% of its total revenue in the year ended December 31, 2009 (following the Acquisition) and approximately 28% of its accounts receivable balances at December 31, 2009 from agencies of the U.S. government. The two largest commercial customers accounted for approximately 19% of the Company’s total revenue in the year ended December 31, 2009 (following the Acquisition) and approximately 18% of the Company’s accounts receivable balance at December 31, 2009.

The Company acquires subscriber equipment primarily from one manufacturer. Should events or circumstances prevent the manufacturer from producing the equipment, the Company’s business could be adversely affected until the Company is able to move production to other facilities of the manufacturer or secure a replacement manufacturer.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

A significant portion of the Company’s satellite operations and maintenance services is provided by Boeing. Should events or circumstances prevent Boeing from providing these services, the Company’s business could be adversely affected until the Company is able to assume operations and maintenance responsibilities or secure a replacement service provider.

Net property and equipment by geographic area, was as follows:

December 31, 2009
(In thousands)
United States	$67,989
Satellites in orbit	316,778
All others (1)	1,970

$386,737

(1) All others primarily includes subscriber equipment in international waters.

Revenue by geographic area following the Acquisition was as follows:

Year Ended December 31, 2009
(In thousands)
United States	$35,762
Canada	10,241
United Kingdom	8,733
Other countries (1)	21,253

$75,989

(1) No one other country represented more than 10% of revenue.

Revenue is attributed to geographic area based on the billing address of the distributor. Service location and the billing address are often not the same. The Company’s distributors sell services directly or indirectly to end-users, who may be located or use the Company’s products and services elsewhere. The Company cannot provide the geographical distribution of end-users because it does not contract directly with them. The Company does not have significant foreign exchange risk on sales, as nearly all invoices are denominated in United States dollars.

13. Fair Value Measurements

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

Financial Assets and Liabilities

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash were recorded at fair value at December 31, 2009 and December 31, 2008. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the fair value hierarchy. The fair values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds deposited in institutional money market mutual funds and regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks.

Short-term Financial Instruments

The fair values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities, and accrued compensation and employee benefits) approximate their carrying values because of their short-term nature.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

14. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ compensation. Company-matching contributions to the Plan were $0.2 million for the year ended December 31, 2009 (following the Acquisition). The Company pays all administrative fees related to the Plan.

15. Indemnification Agreement

Iridium Satellite, Boeing, Motorola and the U.S. government entered into an indemnification agreement, effective December 5, 2000, that provides, among other things, that: (a) Iridium Satellite will maintain satellite liability insurance (see Notes 7 and 10); (b) Boeing will maintain aviation and space liability insurance; and (c) Motorola will maintain aviation products – completed operations liability insurance. Pursuant to the indemnification agreement, the U.S. government may, in its sole discretion, require the Company, Boeing or either of them to immediately de-orbit the Company’s satellites at no expense to the U.S. government upon the occurrence of certain enumerated events. However, as discussed in Note 2, Management does not believe the U.S. government will exercise this right.

16. Related Party Transaction

The Company paid $0.1 million, $0.1 million, and $0.0 million for the years ended December 31, 2009 and 2008, and the period from November 2, 2007 (inception) to December 31, 2007, respectively, to a stockholder for the use of office space and administrative services. This arrangement was terminated as of September 30, 2009.

17. Income Taxes

U.S. and foreign components of (loss) income before income taxes are presented below:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
	(In thousands)
U.S. (loss) income	$(45,817)	$3,012
Foreign income	336	—

Total (loss) income	$(45,481)	$3,012

The components of the Company’s income tax (benefit) provision were as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
	(In thousands)
Current taxes:
Federal (benefit) provision	$(126)	$1,587
State provision	440	937
Foreign provision	76	—

Total current tax expense	390	2,524

Deferred taxes:
Federal (benefit)	(977)	(734)
State (benefit)	(687)	(434)
Foreign (benefit)	(47)	—

Total deferred tax (benefit)	(1,711)	(1,168)

Total income tax (benefit) provision	$(1,321)	$1,356

There was no tax benefit or provision for the period from November 2, 2007 (inception) to December 31, 2007.

The actual provision for income taxes differed from the statutory U.S. federal income tax rate as follow:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
	(In thousands)
U.S. federal tax at statutory rate	$(15,918)	$1,024
Warrant exchange and other permanent items	12,991	—
Prior year true-ups and other	432	—
Branch profits tax	1,335	—
State taxes, net of federal benefit	(161)	332

Total income tax (benefit) provision	$(1,321)	$1,356

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The components of deferred tax assets and liabilities at December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
	(In thousands)
Deferred tax assets - current:
Accruals and reserves	$2,697	$—
Federal and State net operating losses and R&D and AMT credits	1,359	—
Other	1,253	—

Total gross deferred tax assets - current	5,309	—

Deferred tax assets -non- current:
Transaction costs	3,056	1,168
Deferred revenue	5,384	—
Accruals and reserves	7,476	—
Foreign net operating losses	127	—
Other	2,003	—

Total gross deferred tax assets - non-current	18,046	1,168

Deferred tax liabilities - current:
Inventory	(1,642)	—
Other	(1,067)	—

Total gross deferred tax liabilities - current	(2,709)	—

Deferred tax liabilities - non-current:
Fixed assets and intangibles	(109,826)	—
Accruals and reserves	(3,219)	—

Total gross deferred tax liabilities - non-current	(113,045)	—

Net deferred tax (liabilities) assets	$(92,399)	$1,168

The Company accounted for its business combination with Iridium Holdings by recording all assets acquired and liabilities assumed at their respective Acquisition-date fair values. Accordingly, the Company recognized deferred assets and liabilities for the tax effects of differences between assigned book values and tax bases of the assets acquired and liabilities assumed. As a result of the transaction, a net deferred tax liability of approximately $95.2 million was established.

As of December 31, 2009, the Company had cumulative U.S., state and foreign net operating loss carryforwards for income tax reporting purposes of approximately $3.5 million, $2.6 million and $6.0 million, respectively. The use of the cumulative net operating loss carryforward may be restricted due to changes in the Company’s ownership. The net operating loss carryforwards expire at various dates through 2029. As of December 31, 2009, the Company has research and development tax credits of approximately $0.5 million that expire at various dates through 2029. The Company also has $0.6 million of Alternative Minimum Tax (“AMT”) credits.

The Company has provided for U.S. income taxes on all undistributed earnings of its material foreign subsidiaries since the Company does not permanently reinvest the undistributed earnings. The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. The Company measures deferred tax assets and liabilities using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

The Company also recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) taxable income in prior carryback year(s) if carryback is permitted under applicable tax law; and (iv) tax planning strategies.

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Uncertain Income Tax Positions

The Company is subject to income taxes in the U.S., various states and numerous foreign jurisdictions. Significant judgment is required in evaluating its tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The amount of uncertain tax positions that would affect the effective tax rate if recognized at December 31, 2009 was $0.2 million.

It is anticipated that the amount of unrecognized tax benefit reflected at December 31, 2009 will not materially change in the next 12 months; any changes are not anticipated to have significant impact on the results of operations, financial position or cash flows of the Company.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Neither the Company nor any of its subsidiaries are currently under audit by the Internal Revenue Service or by any state or foreign jurisdictions. The Company’s corporate U.S. tax returns for 2007 and 2008 remain subject to examination by tax authorities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

For the Year Ended December 31, 2009
(In thousands)
Beginning balance of unrecognized tax benefits	$—
Increases based on tax positions related to current year	18
Increases based on liabilities assumed in the Acquisition	125

Ending balance of unrecognized tax benefits	$143

There were no unrecognized tax benefits prior to the Acquisition.

The Company has elected an accounting policy to classify accrued interest and penalties related to unrecognized tax benefits as a component of income tax benefit. As of December 31, 2009, any potential interest and penalties on unrecognized tax benefits were not significant.

18. (Loss) Earnings Per Share

The computations of basic and diluted (loss) earnings per share are set forth below:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from November 2, 2007 (Inception) to December 31, 2007
	(In thousands, except per share amounts)
Numerator for basic and diluted (loss) earnings per share — net (loss) income	$(44,160)	$1,656	$(4)
Denominator for basic and diluted (loss) earnings per share — weighted average shares outstanding	53,964	43,268	11,500
(Loss) earnings per share — basic and diluted	$(0.82)	$0.04	$(0.00)

As of December 31, 2009, the Company had approximately 28.0 million warrants and 2.6 million stock options outstanding; because there was a loss for the year ended December 31, 2009, these warrants and options were considered to be anti-dilutive in those periods and therefore were excluded from the weighted average diluted shares outstanding calculation. Warrants issued by the Company in the initial public offering and private placement in 2008 and 2007, respectively, were contingently exercisable at the later of one year from the date of the applicable offering and the consummation of a business combination, provided, in each case, there is an effective registration statement covering the shares issuable upon exercise of

Iridium Communications Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

the warrants. Therefore, 56.5 million and 11.5 million shares of common stock underlying the warrants were excluded from the basic and diluted earnings per share calculation for the year ended December 31, 2008 and for the period from November 2, 2007 (inception) to December 31, 2007, respectively.

19. Selected Quarterly Information (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2009 and 2008.

	For the Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except per share amounts)

Revenue	$—	$—	$—	$75,989

Operating loss	$(464)	$(328)	$(6,093)	$(5,427)

Net income (loss)	$34	$(17)	$(39,428)	$(4,749)

Earnings (loss) per common share – basic and diluted	$0.00	$(0.00)	$(0.81)	$(0.07)

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except per share amounts)

Revenue	$—	$—	$—	$—

Operating loss	$(112)	$(82)	$(106)	$(2,292)

Net income (loss)	$545	$907	$1,097	$(893)

Earnings (loss) per common share – basic and diluted	$0.02	$0.02	$0.02	$(0.02)

The quarter ended September 30, 2009 includes a $34.1 million change in the fair value of warrants due to the Company’s determination that the exchange agreements entered into with the holders of 26.8 million warrants were derivative instruments. The quarter ended December 31, 2009 reflects the results of post-Acquisition activities. The sum of the per share amounts does not equal the annual amounts due to changes in the weighted average number of common shares outstanding during the year.

20. Subsequent Events

The Company has evaluated subsequent events through the date as of which its financial statements are being issued. On February 9, 2010, Motorola filed a complaint against the Company. Refer to Note 6 for more information.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited the accompanying consolidated balance sheets of Iridium Holdings LLC (predecessor of Iridium Communications Inc.) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in members’ deficit and comprehensive income, and cash flows for the years then ended, and for the period from January 1, 2009 to September 29, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iridium Holdings LLC at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended and for the period from January 1, 2009 to September 29, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia
March 16, 2010

Iridium Holdings LLC – Predecessor Company

Consolidated Balance Sheets

(In thousands, except unit data)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$24,810	$22,105
Restricted cash	120	3,020
Accounts receivable	41,031	35,114
Inventory	29,847	14,156
Deferred cost of sales	—	3,408
Prepaid expenses and other current assets	5,547	2,539

Total current assets	101,355	80,342

Property and equipment, net of accumulated depreciation	63,090	59,959
Restricted cash	15,400	15,400
Deferred financing costs and other assets	10,724	11,880

Total assets	$190,569	$167,581

Liabilities and members’ deficit
Current liabilities:
Accounts payable	$6,650	$2,361
Accrued expenses and other current liabilities	23,973	19,415
Accrued compensation and employee benefits	10,586	8,843
Credit facility, current portion	30,379	12,933
Deferred revenue	25,366	24,152

Total current liabilities	96,954	67,704

Accrued satellite operations and maintenance expense, net of current portion	9,898	12,372
Motorola payable	10,849	9,761
Credit facility	106,541	151,542
Convertible subordinated note	22,900	—
Other long-term liabilities	5,657	4,649

Total liabilities	252,799	246,028

Commitments and contingencies

Members’ deficit:
Members’ units:
Class A Units (1,083,872 units issued and outstanding)	—	—
Class B Units (518,012 and 455,209 units issued and outstanding, respectively)	—	—
Additional paid-in capital	4,429	761
Accumulated deficit	(63,497)	(75,576)
Accumulated other comprehensive loss	(3,162)	(3,632)

Total members’ deficit	(62,230)	(78,447)

Total liabilities and members’ deficit	$190,569	$167,581

See accompanying notes to consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Consolidated Statements of Income

(In thousands, except per unit data)

	For the Period from January 1,2009 to September 29, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

Revenue:
Services:
Government	$56,039	$67,759	$57,850
Commercial	120,706	133,247	101,172
Subscriber equipment	66,206	119,938	101,879

Total revenue	242,951	320,944	260,901

Operating expenses:
Cost of subscriber equipment sales	33,265	67,570	62,439
Cost of services (exclusive of depreciation and amortization)	58,978	69,882	63,614
Selling, general and administrative	44,505	55,105	46,350
Research and development	17,432	32,774	13,944
Depreciation and amortization	10,850	12,535	11,380
Transaction costs	12,478	7,959	—

Total operating expenses	177,508	245,825	197,727

Operating profit	65,443	75,119	63,174

Other (expense) income:
Interest expense, net of capitalized interest of $324, $1,303 and $775 for the period January 1, 2009 to September 29, 2009 and the year ended December 31, 2008 and 2007, respectively	(12,829)	(21,094)	(21,771)

Interest income and other income (expense), net	670	(146)	2,370

Total other (expense) income	(12,159)	(21,240)	(19,401)

Net income	$53,284	$53,879	$43,773

Net income attributable to Class A Units	$36,143	$36,456	$30,826
Weighted average Class A Units outstanding – basic	1,084	1,084	1,084
Weighted average Class A Units outstanding – diluted	1,168	1,098	1,084
Earnings per unit – basic	$33.34	$33.63	$28.44
Earnings per unit – diluted	$31.75	$33.40	$28.44

See accompanying notes to consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Consolidated Statements of Changes in Members’ Deficit and Comprehensive Income

(In thousands except unit data)

	Class A Units		Class B Units
	Number of Units	Amount	Number of Units	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Member’s Deficit	Comprehensive Income
Balance at December 31, 2006	1,083,872	$—	435,703	$—	$535	$(2,375)	$(119,349)	$(121,189)
Equity-based compensation	—	—	—	—	226	—	—	226
Class B Units issued	—	—	15,390	—	—	—	—	—
Class B Units forfeited	—	—	(1,539)	—	—	—	—	—
Anti-dilution adjustment	—	—	5,655	—	—	—	—	—
Net income	—	—	—	—	—	—	43,773	43,773	$43,773
Other comprehensive loss—swap	—	—	—	—	—	(1,257)	—	(1,257)	(1,257)

Balance at December 31, 2007	1,083,872	—	455,209	—	761	(3,632)	(75,576)	(78,447)

Total for the year ended December 31, 2007									$42,516

Equity-based compensation	—	—	—	—	1,964	—	—	1,964
Exchange of profits interests for B Units	—	—	59,382	—	1,704	—	—	1,704
Class A and B Units distributions	—	—	—	—	—	—	(41,800)	(41,800)
Anti-dilution adjustment	—	—	3,421	—	—	—	—	—
Net income	—	—	—	—	—	—	53,879	53,879	$53,879
Other comprehensive income—swap	—	—	—	—	—	470	—	470	470

Balance at December 31, 2008	1,083,872	$—	518,012	$—	$4,429	$(3,162)	$(63,497)	$(62,230)

Total for the year ended December 31, 2008									$54,349

Resignation of board member	—	—	(3,958)	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,616	—	—	2,616
Net income	—	—	—	—	—	—	53,284	53,284	$53,284
Cumulative translation adjustment	—	—	—	—	—	104	—	104	104
Other comprehensive income – swap	—	—	—	—	—	2,028	—	2,028	2,028

Balance at September 29, 2009 (date of acquisition)	1,083,872	$—	514,054	$—	$7,045	$(1,030)	$(10,213)	$(4,198)

Total for the period-ended September 29, 2009 (date of acquisition)									$55,416

See accompanying notes to consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Consolidated Statements of Cash Flows

(In thousands)

	For the Period from January 1, 2009 to September 29, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Operating activities:
Net income	$53,284	$53,879	$43,773
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,850	12,535	11,380
Other non-cash amortization and accretion	2,537	5,425	2,862
Equity and profits interest compensation	5,406	2,867	2,901
Change in certain operating assets and liabilities:
Accounts receivable, net	(5,539)	(6,193)	(9,943)
Inventory	8,919	(15,691)	(3,852)
Prepaid expenses and other current assets	2,158	(3,008)	(692)
Deferred cost of sales	—	3,408	11,836
Other noncurrent assets	935	(3,206)	(5,790)
Accounts payable	(2,368)	4,289	(2,631)
Accrued expenses and other liabilities	(7,134)	5,849	(3,439)
Accrued compensation and employee benefits	(2,908)	2,544	2,886
Deferred revenue	(54)	1,214	(10,256)
Accrued satellite operations and maintenance expense	(1,856)	(2,474)	(2,475)

Net cash provided by operating activities	64,230	61,438	36,560

Investing activities:
Capital expenditures	(7,698)	(13,913)	(19,787)

Net cash used in investing activities	(7,698)	(13,913)	(19,787)

Financing activities:
Payments under credit facilities	(23,327)	(27,554)	(26,526)
Proceeds from issuance of Convertible Subordinated Note	—	22,900	—
Payment of deferred financing fees	—	(1,688)	—
Transfers from restricted cash for letters of credit	—	2,900	—
Distributions to Class A and B members	—	(41,378)	—

Net cash used in financing activities	(23,327)	(44,820)	(26,526)

Net increase in cash and cash equivalents	33,205	2,705	(9,753)
Cash and cash equivalents, beginning of period	24,810	22,105	31,858

Cash and cash equivalents, end of period	$58,015	$24,810	$22,105

Supplementary cash flow information:
Cash paid for interest	$10,704	$16,991	$20,643

Supplementary disclosure of non-cash investing activities:
Leasehold incentives in the form of leasehold improvements	$—	$1,171	$357
Property and equipment received but not paid for at period end	$2,403	$581	$—

See accompanying notes to consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements

September 29, 2009

1. Organization and Business

Organization

Iridium Holdings LLC (“Iridium Holdings” and, together with its direct and indirect subsidiaries, “Iridium”) was formed under the laws of Delaware in 2000 and was organized as a limited liability company pursuant to the Delaware Limited Liability Company Act. On December 11, 2000, Iridium Satellite LLC, a wholly owned subsidiary of Iridium Holdings, acquired certain satellite communication assets from Iridium LLC, a non-affiliated debtor in possession, pursuant to an asset purchase agreement.

Business

Iridium is a provider of mobile voice and data communications services via satellite. Iridium holds various licenses and authorizations from the Federal Communications Commission (the “FCC”) and from international regulatory bodies that permit Iridium to conduct its business, including the operation of its satellite constellation. Iridium offers voice and data communications services and products to businesses, U.S. and international government agencies and other customers on a global basis.

On September 22, 2008, Iridium Holdings and its members entered into a transaction agreement, as amended on April 28, 2009 (the “Transaction Agreement”), with GHL Acquisition Corp., a special purpose acquisition company (“GHQ”), whereby GHQ agreed to purchase, directly or indirectly, all of the outstanding equity of Iridium Holdings (the “Acquisition”). Following the closing of the Acquisition on September 29, 2009, GHQ changed its name to Iridium Communications Inc. Total consideration included approximately 29.4 million shares of GHQ’s common stock and $102.6 million in cash (which included a requirement to make a payment of $25.5 million in cash to some of the former members of Iridium Holdings for tax benefits Iridium Communications Inc. received, payable on December 29, 2009). Iridium is considered a predecessor entity to Iridium Communications Inc.

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of Iridium and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Reclassifications

Approximately $1.0 million of selling, general and administrative expense for the six months ended June 30, 2009 has been reclassified to cost of services (exclusive of depreciation and amortization).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires Iridium to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ materially from those estimates.

Financial Instruments

The consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, convertible subordinated debt, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, long-term debt, derivative instruments, and other obligations). Additional information regarding fair value is disclosed in Note 13.

Concentrations of Credit Risk

Financial instruments that potentially subject Iridium to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of this cash is swept nightly into a money market fund with a diversified portfolio. Iridium performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers (see Note 12). Iridium maintained its cash and cash equivalents with financial institutions with high credit ratings, although at times Iridium maintained deposits in federally insured financial institutions in excess of federally insured (FDIC) limits.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

Cash and Cash Equivalents

Iridium considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at December 31, 2008 and 2007 consisted of cash deposited in institutional money market mutual funds and regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks.

Accounts Receivable

Trade accounts receivable are generally recorded at the invoiced amount and are subject to late fee penalties. Accounts receivable are stated net of allowances for doubtful accounts. Iridium had no allowance for doubtful accounts at December 31, 2008 or 2007. Iridium develops its estimate of this allowance based on Iridium’s experience with specific customers, aging of outstanding invoices, its understanding of their current economic circumstances and its own judgment as to the likelihood that it will ultimately receive payment. Iridium writes off its accounts receivable when balances are deemed uncollectible.

Foreign Currencies

The functional currency of Iridium’s foreign consolidated subsidiaries is its local currency. Assets and liabilities of its foreign subsidiaries are translated to United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of members’ equity. Transaction gains or losses are classified as “Interest income and other income (expense), net” in the statements of income.

Inventory

Inventory consists primarily of finished goods including Iridium OpenPort terminals, handsets, L-Band transceivers, data devices, related accessories, and replacement parts to be sold to customers to access Iridium services. Iridium also has raw materials from third-party manufacturers (see Note 9). Iridium outsources manufacturing of subscriber equipment primarily to a third-party manufacturer and purchases accessories from third-party suppliers. Iridium’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition, scrap, tooling and freight). Inventories are valued using the average cost method, and are carried at the lower of cost or market.

Accounting for Equity-Based Compensation

Iridium accounts for equity-based compensation at fair value; accordingly Iridium expenses the estimated fair value of share-based awards made in exchange for employee services over the requisite employee service period. Share-based compensation cost is determined at the grant date using the Black-Scholes option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the employee’s requisite service period and is classified in the statement of income in a manner consistent with the statement of income’s classification of the employee’s salaries. No grants of equity based compensation occurred in 2009.

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

Since Iridium was a nonpublic entity, Iridium can make a policy decision regarding whether to measure all of the liabilities incurred under share-based payment arrangements at fair value or to measure all such liabilities at intrinsic value. Iridium’s policy is to measure all share-based payment liabilities using the intrinsic value method. This intrinsic value is then amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

As a result of the Acquisition, certain employee share-based awards and certain other employee benefits were automatically accelerated in vesting. The acceleration resulted in an additional $3.8 million expense in the consolidated statement of income for the period January 1, 2009 to September 29, 2009 (the “2009 Period”). As of September 29, 2009, the closing date of the Acquisition, there were no equity based awards outstanding.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Leasehold improvements are depreciated over the shorter of their useful life or their remaining lease term. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Satellite system	14 years
Terrestrial system	7 years
Equipment	3 – 5 years
Gateway system	5 years
Internally developed software and purchased software	3 – 7 years
Building	39 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Iridium capitalizes interest costs associated with the construction of capital assets and amortizes the cost over the assets’ useful lives beginning when the assets are placed in service. Repairs and maintenance costs are expensed as incurred.

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

The carrying value of a satellite lost as a result of an in-orbit failure would be charged to operations upon the occurrence of the loss. Iridium recorded $0.1 million of impairment charges in both the 2009 Period and the year ended December 31, 2008 for lost use on satellites. No impairment losses were recorded in 2007.

Convertible Subordinated Note

In October 2008, Iridium issued to Greenhill & Co. Europe Holdings Limited (the “Holder”), a $22.9 million 5% convertible subordinated note due October 2015 (the “Note”). Iridium has determined that the embedded derivatives contained in the Note (including the conversion option, the Holder’s put options and Iridium’s call option) do not require separate accounting, and therefore Iridium accounted for the Note as a conventional convertible debt instrument. There are no beneficial conversion features associated with the Note. Interest on the Note began accruing in April 2009 at 5% per year. Iridium recorded periodic interest cost using the effective interest rate method.

Deferred Financing Costs

Costs incurred in connection with securing debt financing have been deferred and are amortized as additional interest expense using the effective interest method over the term of the related debt.

Comprehensive Income

Comprehensive income is as follows:

	For the 2009 Period	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	(In thousands)
Net income	$53,284	$53,879	$43,773
Increase (decrease) to fair value of interest rate swaps	2,028	470	(1,257)
Cumulative translation adjustments	104	—	—

Comprehensive income	$55,416	$54,349	$42,516

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

Asset Retirement Obligations

Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”) and Motorola, Inc. (“Motorola”) has the unilateral right to require the de-orbit of Iridium’s satellite constellation. In the event Iridium was required to effect a mass de-orbit, Iridium, pursuant to the amended and restated operations and maintenance agreement with Boeing (the “O&M Agreement”), would be required to pay Boeing $16.0 million, plus an amount equivalent to the premium for inception of Section B de-orbit insurance coverage ($2.5 million as of December 31, 2008). Iridium has concluded that each of the foregoing de-orbit rights meets the definition of a legal obligation and currently does not believe the U.S. government, Boeing or Motorola will exercise their respective de-orbit rights. As a result, Iridium believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote. Accordingly, Iridium has not recorded an asset retirement obligation relating to the potential de-orbit rights in its consolidated balance sheet.

There are other circumstances in which Iridium could be required, either by the U.S. government or for technical reasons, to de-orbit an individual satellite; however, Iridium believes that such costs would not be significant relative to the costs associated with the ordinary operations of the satellite constellation.

Revenue Recognition

Iridium derives its revenue primarily as a wholesaler of satellite communications products and services. The primary types of revenue include (i) services revenue (access and usage-based airtime fees) and (ii) subscriber equipment revenue. Additionally, Iridium generates revenue by providing engineering and support services to commercial and government customers.

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

Services revenue sold on a stand-alone basis

Services revenue is generated from Iridium’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized ratably over the period in which the services are provided to the end-user. Revenue from prepaid services is recognized when usage occurs or, if not used, when the customer’s right to access the unused prepaid services expires. Iridium does not offer refund privileges for unused prepaid services. Deferred prepaid services revenue and access fees are typically earned and recognized as income within one year of customer prepayment. Based on historical information for prepaid scratch card services that do not have an initial expiration date, Iridium records breakage associated with prepaid scratch card account balances for which the likelihood of redemption is remote, which is generally determined after 36 months from issuance.

Subscriber equipment sold on a stand-alone basis

Iridium recognizes subscriber equipment sales and the related costs when title to the equipment (and the risks and rewards of ownership) passes to the customer, typically upon shipment.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

Services and subscriber equipment sold to the U.S. government

Iridium provides airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services and (iii) a tiered pricing plan (based on usage) per device for data services. Revenue related to these services is recognized ratably over the periods in which the services are provided; and costs are expensed as incurred. The U.S. government purchases its equipment from third-party service providers and not directly from Iridium.

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

Warranty Expense

Iridium generally provides its customers a warranty on subscriber equipment for one to two years from the date of activation, depending on the product. A warranty accrual is made when it is estimable and probable that a loss has been incurred. A warranty reserve is maintained based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties are recorded as cost of subscriber equipment sales and include equipment replacements, repairs and program administration.

The following is a summary of the activity in the warranty reserve account:

	For the 2009 Period	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	(In thousands)
Balance at beginning of period	$(381)	$(483)	$(218)
Provision	(1,256)	(318)	(610)
Utilization	976	420	345

Balance at end of period	$(661)	$(381)	$(483)

Research and Development

Research and development costs are charged as an expense in the period in which they are incurred.

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses, primarily consisting of print media, were $0.3 million, $0.5 million and $0.4 million in the 2009 Period and the years ended December 31, 2008 and 2007, respectively.

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

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This accounting guidance does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Iridium has chosen not to adopt the alternative provided in this statement.

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

3. Transition Services, Products and Asset Agreement

General

On December 11, 2000, Iridium Holdings and Iridium Satellite LLC (“Iridium Satellite”), a wholly owned subsidiary of Iridium Holdings, entered into a Transition Services, Products and Asset Agreement (“TSA”) with Motorola. Certain obligations under the TSA have been fully performed, including Motorola’s provision of services and transfers of assets, but other obligations are on-going, as described below.

The TSA requires that Iridium use Boeing to provide continuing steady-state operations and maintenance services with respect to the Satellite Network Operations Center, Telemetry, Tracking and Control stations and the on-orbit satellites (collectively, the “Iridium System”) (see Note 4). These services include, under certain circumstances, the removal of satellites in the constellation from operational or storage orbits and preparation for re-entry into the earth’s atmosphere. In addition, Iridium must (i) obtain and pay the premium for an in-orbit insurance policy on behalf of Boeing and certain other beneficiaries, (ii) pay the premiums for an aviation products liability insurance policy obtained by Motorola, and (iii) maintain on deposit with Motorola an amount that at all times equals 150% of the current year’s annual premium. The deposit of $0.8 million as of December 31, 2008 is classified within deferred financing costs and other assets in the accompanying consolidated balance sheets. In addition, pursuant to the TSA and the O&M Agreement, Motorola has the right to cause the de-orbit of the constellation upon the occurrence of certain enumerated events.

Pursuant to the TSA, Class B Units were issued to Motorola in consideration of Motorola’s transfer of certain licenses and equipment. These units have certain limited anti-dilution provisions (as described in the TSA).

Motorola Payables

The TSA also provides for the payment to Motorola of up to $8.5 million plus accrued interest on certain principal upon the occurrence of a “triggering event.” A triggering event is defined as the occurrence of a change of control (as defined in the TSA), the consummation of an initial public offering by Iridium Holdings or Iridium Satellite, a sale of all or a material portion of the assets of Iridium Holdings or Iridium Satellite, or upon reaching the date of December 11, 2010. This amount consists of three components: (i) a $6.0 million commitment fee, (ii) $1.25 million of deferred equipment financing and (iii) a $1.25 million product manufacturing fee (plus, in the case of clauses (ii) and (iii), accrued interest from the effective date of the TSA to the date of payment at an annual interest rate of prime plus 3%).

Iridium discounted the $6.0 million commitment fee at an imputed rate of 12.5% over 10 years, resulting in an original issue discount of $4.2 million. The net liability is included in the Motorola payable in the accompanying consolidated balance sheets as of December 31, 2008 and 2007, respectively. The $1.25 million deferred equipment financing and accrued interest described above is also included in the Motorola payable at December 31, 2008 and 2007. Iridium does not believe it is obligated to pay to the product manufacturing fee noted above. See Note 19 for more information on the Motorola payables.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

4. Boeing Operations and Maintenance Agreement

On December 11, 2000, Iridium Constellation LLC (“Iridium Constellation”), a wholly owned subsidiary of Iridium Holdings, entered into an operations and maintenance agreement with Boeing, pursuant to which Boeing agreed to provide transition services and continuing steady-state operations and maintenance services with respect to the Iridium System (including engineering, systems analysis, and operations and maintenance services). Since Iridium Constellation initially entered into the agreement, there have been a number of amendments, including the O&M Agreement. As a result of these various amendments, the period of performance has been extended to be concurrent with the useful life of the satellite constellation, the schedule of monthly payments has been revised and a cost escalation according to a prescribed formula is now included. In addition, pursuant to the O&M Agreement, Boeing has the unilateral right to commence the de-orbit of the constellation upon the occurrence of certain enumerated events.

The O&M Agreement incorporates a revised de-orbit plan, which, if exercised, would cost approximately $16.0 million plus an amount equivalent to the premium of Section B de-orbit insurance coverage to be paid to Boeing in the event of a mass de-orbit of the satellite constellation. Iridium caused to be issued to Boeing a $15.4 million letter of credit as collateral for de-orbit costs. This letter of credit is cash collateralized, which is included in long-term restricted cash in the accompanying consolidated balance sheets.

Under the O&M Agreement, Iridium incurred expenses of $37.7 million, $48.7 million and $47.0 million relating to satellite operations and maintenance costs for the 2009 Period and for the years ended December 31, 2008 and 2007, respectively.

The O&M Agreement previously provided for Boeing to receive an additional fee of 5% of any amounts distributed to Class A or Class B members of Iridium to the extent that such distributions did not constitute a return of members’ capital contributions or distributions in respect of the members’ tax liabilities. Boeing was entitled to receive, upon any sale or exchange of substantially all of the interests of the Class A and B members to an unrelated third party, 5% of the aggregate amount received by the Class A and B members. In 2007, Iridium and Boeing agreed to terminate Boeing’s right to this additional fee in exchange for a payment of $7.8 million, which was recorded as a prepaid expense. During the 2009 Period and for the years ended December 31, 2008 and 2007, related amortization expense was $0.9 million, $1.2 million, and $0.9 million respectively. Of the remaining $5.7 million, $1.1 million was included in prepaid expenses and other current assets and $4.6 million was included in deferred financing costs and other assets in the accompanying consolidated balance sheet as of December 31, 2008.

5. Property and Equipment

Property and equipment consisted of the following at:

	December 31, 2008	December 31, 2007
	(In thousands)
Satellite system	$47,052	$47,332
Terrestrial system	8,958	9,453
Equipment	18,985	15,490
Gateway system	10,971	9,308
Internally developed software and purchased software	27,465	10,599
Building and leasehold improvements	11,299	9,160

	124,730	101,342
Less: accumulated depreciation	(66,514)	(57,426)

	58,216	43,916
Land	1,280	1,280
Construction in process	3,594	14,763

Total property and equipment, net of accumulated depreciation	$63,090	$59,959

At December 31, 2008, construction in process consisted of assets being constructed for various uses including: equipment of $0.7 million, gateway system assets of $2.3 million, internally developed software of $0.5 million and terrestrial system assets of $0.1 million. At December 31, 2007, construction in process consisted of assets being constructed for various uses including: equipment of $1.2 million, gateway system assets of $0.1 million, internally developed software of $13.3 million, and terrestrial system assets of $0.2 million. Depreciation expense was $10.9 million, $12.5 million, and $11.4 million for the 2009 Period and the years ended December 31, 2008 and 2007, respectively.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

6. Credit Facility

On July 27, 2006, Iridium entered into a $170.0 million first lien credit facility and $40.0 million second lien credit facility (collectively, the “Credit Facility”). The Credit Facility includes a $98.0 million four-year first lien Tranche A term loan facility, a $62.0 million five-year first lien Tranche B term loan facility, and a $40.0 million six-year second lien term loan facility. In addition, the facilities include a $10.0 million three-year revolving credit facility. The proceeds of the Credit Facility were used to repay Iridium’s then existing credit facilities, provide cash collateral for letters of credit, return capital to Iridium’s equity investors and for general corporate purposes including development of new and advanced devices and services. Iridium elected the Eurodollar base interest rate for the calculation of interest and currently uses the London Interbank Offered Rate (“LIBOR”), which is an acceptable substitute to the Eurodollar base rate according to the Credit Facility agreement.

Mandatory principal prepayments are required based on net cash proceeds related to debt or equity issuances and certain dispositions, as is a mandatory prepayment of 75% of excess cash flow, determined by a defined formula. Iridium must also maintain hedge agreements in order to provide interest rate protection on a minimum of 50% of the aggregate principal amounts outstanding during the first three years of the Credit Facility. As a result, Iridium entered into four interest rate swap agreements upon the closing of the Credit Facility that ranged in duration from one to four years and collectively in July 2006 provided interest rate protection on $170.0 million (see Note 13).

The Credit Facility requires Iridium to abide by various covenants primarily related to limitations on liens, indebtedness, sales of assets, investments, dispositions, distributions to members, transactions with affiliates and certain financial covenants with respect to its consolidated leverage ratio on a quarterly basis. Iridium was compliant with all covenants required by the Credit Facility at December 31, 2008 and 2007. Substantially all of Iridium’s assets are pledged as collateral for the Credit Facility.

On October 17, 2008, Iridium entered into Amendment No. 1 to the first lien credit facility (“First Lien Amendment”) and Amendment No. 1 to the second lien credit facility (“Second Lien Amendment”). The First Lien Amendment and Second Lien Amendment included the consent of the respective lenders to the issuance of the Convertible Subordinated Note with Greenhill & Co. Europe Holdings Limited (see Note 7).

Pursuant to the First Lien Amendment, Iridium and its requisite lenders agreed to, among other things: (i) increase the applicable margin for Eurodollar loans by 75 basis points to 5%; (ii) increase permitted capital expenditures for 2008 and 2009; (iii) permit distributions of up to $37.9 million to the members of Iridium in 2008; (iv) require Iridium to prepay $80.0 million of the outstanding balance if the Acquisition was consummated and $15.0 million if the Acquisition was not consummated by June 29, 2009. $15.0 million was paid in June 2009. If the Acquisition was consummated after June 29, 2009 Iridium was required to prepay the remaining $65.0 million upon the Acquisition; and (v) to amend the definition of “Change of Control” to apply to the post-acquisition public company. Upon the execution of the First Lien Amendment, Iridium prepaid $22.0 million of the outstanding balance under the first lien credit facility.

Pursuant to the Second Lien Amendment, Iridium and its requisite lenders agreed to, among other things: (i) increase the applicable margin for Eurodollar loans by 75 basis points to 9%; (ii) increase permitted capital expenditures for 2008 and 2009; (iii) permit distributions of up to $37.9 million to the members of Iridium in 2008; and (iv) amend the definition of “Change of Control” to apply to the post-Acquisition public company. As a result of the Acquisition, Iridium Communications Inc. assumed liability for the Credit Facility and paid all outstanding amounts under the Credit Facility on September 30, 2009, which resulted in the Credit Facility being no long in effect.

$10.0 million First Lien Revolving Credit Facility

The proceeds of the revolving credit facility may be used for general corporate purposes of Iridium. Iridium paid an up-front fee of 2% on the revolving facility ($0.2 million) and pays an annual unused facility fee of 0.5% on the available balance of the commitment on a quarterly basis. As of December 31, 2008, Iridium had not drawn any amounts under the revolving credit facility. Notwithstanding Iridium’s rights to access the credit facility, Iridium is subject to counterparty risk associated with future access to the revolving credit facility, as one of the counterparties to the revolving credit facility filed for bankruptcy during 2008. The revolving credit facility matured on July 27, 2009.

$98.0 million First Lien Tranche A Term Loan

The Tranche A term loan matures on June 30, 2010, and requires quarterly principal payment amounts ranging from $2.25 million to $9.75 million. Quarterly interest payments are also made. LIBOR, including the applicable margin of 5.00% and 4.25%, was 8.47% and 9.24% at December 31, 2008 and 2007, respectively. Iridium can prepay the First Lien Tranche A term loan in its entirety for par. At December 31, 2008 and 2007, the outstanding principal balance was $37.2 million and $63.9 million, respectively. As a result of the Acquisition, Iridium Communications Inc. assumed the loan and the outstanding balance was paid on September 30, 2009.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

$62.0 million First Lien Tranche B Term Loan

The Tranche B term loan matures on July 27, 2011, and requires quarterly principal payment amounts starting on September 30, 2010 in the amount of $14.9 million. Quarterly interest payments are also made. LIBOR including the applicable margin of 5.00% and 4.25%, was 8.47% and 9.24% at December 31, 2008 and 2007, respectively. Iridium can prepay the First Lien Tranche B term loan in its entirety at par. At December 31, 2008 and 2007, the outstanding balance was $59.7 million and $60.5 million, respectively. As a result of the Acquisition, Iridium Communications Inc. assumed the loan and the outstanding balance was paid on September 30, 2009.

$40.0 million Second Lien Term Loan

The Second Lien term loan matures on July 27, 2012, at which time the entire $40.0 million principal amount is due. LIBOR including the applicable margin of 9.00% and 8.25%, was 12.47% and 13.24% at December 31, 2008 and 2007, respectively. Iridium is required to make quarterly interest payments. The Second Lien term loan can be prepaid in its entirety at 101% through July 27, 2009, and at par thereafter. At December 31, 2008 and 2007, the outstanding balance was $40.0 million. As a result of the Acquisition, Iridium Communications Inc. assumed the loan and the outstanding balance was paid on September 30, 2009.

Commitments Under First and Second Lien Credit Facilities at December 31, 2008

As of December 31, 2008, the scheduled annual principal payments on the first and second lien credit agreements for each of the following four years were as follows (in thousands):

2009	$30,379
2010	39,969
2011	26,572
2012	40,000

$136,920

Interest payable associated with the Credit Facility was $2.4 million and $2.9 million (included in accrued expenses and other current liabilities in the consolidated balance sheet) as of December 31, 2008 and 2007, respectively.

Deferred financing costs associated with the Credit Facility were $4.4 million and $5.2 million (included in deferred financing costs and other assets in the consolidated balance sheet) as of December 31, 2008 and 2007, respectively.

As a result of the Acquisition, Iridium Communications Inc. assumed the Credit Facility and the outstanding balance was paid on September 30, 2009.

7. Convertible Subordinated Note

In October 2008, Iridium issued to the Greenhill & Co. Europe Holdings Limited (the “Holder”), an affiliated company of GHQ, a $22.9 million 5% convertible subordinated note due October 2015. Interest accrues beginning in April 2009 and is payable if and when the principal balance is paid in full. Under certain circumstances as described below, the Note is convertible, at the option of the holder, into a number of Class A Units equal to the principal amount plus accrued and unpaid interest divided by the conversion price in effect at that time. The initial conversion price is $272.87, resulting in approximately 84,000 Class A Units due to the holder upon conversion of the Note. The conversion price is adjustable in certain circumstances, including as a result of Iridium issuing additional equity or equity-linked securities at an effective price less the conversion price then in effect.

The Note is convertible in full at the option of the Holder, at any time and from time to time beginning on the later of (a) October 24, 2009, and (b) the earlier of the occurrence of a defined Termination Event or the closing of the transactions contemplated by the Transaction Agreement (if notice of exercise of the right to convert is given at least one business day before such closing).

If the closing of the Acquisition occurs prior to October 24, 2009, and the Holder has not converted the Note prior to the earlier of (i) the closing of such transactions (unless notice of exercise of the right to convert has been given by the Holder) or (ii) the closing of a defined qualified initial public offering of Iridium’s equity securities, then the Holder’s right to convert terminates and Iridium has the right to redeem the note at an amount equal to the principal amount plus any accrued and unpaid interest.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

The Holder may require, at its option, Iridium to repurchase the Note (i) upon a defined change in control of Iridium and (ii) in the event of a defined Termination Event occurring after January 31, 2013, at an amount equal to the principal amount plus any accrued and unpaid interest. The Note was converted into 1,995,629 shares of Iridium Communications Inc.’s common stock on October 24, 2009 and is no longer outstanding.

Deferred financing costs associated with the Note were $0.5 million (included in deferred financing costs and other assets in the accompanying consolidated balance sheet) at December 31, 2008.

8. Motorola Note Agreement

On December 11, 2000, Iridium entered into a Senior Subordinated Term Loan Agreement (the “Note Agreement”), pursuant to which Iridium borrowed $30 million from Motorola, as evidenced by a senior subordinated term note (“Motorola Note”) dated December 11, 2000. The principal amount of, and all interest accrued on, the Motorola Note, was paid in full on May 27, 2005. However, as detailed below, certain payment obligations survive this repayment.

Under the Note Agreement, Iridium is required to pay Motorola a commitment fee of $5.0 million upon the earlier of December 11, 2010, and the occurrence of a “trigger event.” A “trigger event” means the first to occur of: (a) the occurrence of a change of control (as defined in the Note Agreement), (b) the consummation of an initial public offering by Iridium Holdings or Iridium Satellite, or (c) the sale of all or a material portion of the assets of Iridium Holdings or Iridium Satellite. Iridium is accruing the commitment fee through December 2010 using the effective-interest method. As of December 31, 2008 and December 31, 2007, Iridium’s liability approximated $4.0 million and $3.5 million, respectively, and is included in the Motorola payable (see Note 3) in the accompanying consolidated balance sheets.

Additionally, in the event of a “distribution event,” Iridium is required to pay Motorola a loan success fee equal to the amount that a holder of Class B units in Iridium constituting 5% of the total number of issued and outstanding units (both Class A and B) would have received in the distribution event. A “distribution event” means the (i) direct or indirect (a) payment of any dividend or other distribution (in the form of cash or otherwise) in respect of the equity interests of Iridium or (b) purchase, conversion, redemption or other acquisition for value or otherwise by Iridium of any equity interest in Iridium or (ii) initial public or any secondary offering by Iridium Holdings or Iridium Satellite in which any holders of equity interests in Iridium are afforded the opportunity to participate as a selling equity holder in such offering. Iridium paid Motorola $2.2 million in loan success fees as required in the year ended December 31, 2008, and $0 in the 2009 Period and the year ended December 31, 2007 (see Note 11).

Finally, in addition to the above obligations, upon the first to occur of (a) any change of control (as defined in the Note Agreement) or (b) the sale of all or a material portion of Iridium Holdings or Iridium Satellite, Iridium is required to pay a cash amount equal to the lesser of (i) an amount to be determined based on a multiple of earnings before interest, taxes, depreciation, and amortization less capital contributions not returned to Class A Unit holders and the amount of the $5.0 million commitment fee discussed above which has been or is concurrently being paid and (ii) the value of the consideration that a holder of Class B Units in Iridium constituting 5% of the total number of issued and outstanding units (both Class A and B) would receive in the transaction. See Note 19 for information on Motorola’s compliant against Iridium in 2010.

9. Commitments and Contingencies

Supplier Purchase Commitments

Iridium entered into a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. As a result of customer demand for subscriber equipment, Iridium’s purchases have exceeded the monthly minimum requirement since inception. Iridium previously issued a $2.9 million letter of credit to the supplier as collateral for certain purchase commitments the supplier made on behalf of Iridium for component parts required. In 2008, Iridium and the supplier reached an agreement to release the $2.9 million letter of credit, which is no longer classified as restricted cash in Iridium’s balance sheet at December 31, 2008.

Unconditional purchase obligations for subscriber equipment and various goods and services totaled $22.5 million at December 31, 2008, and are expected to be fulfilled within one year.

Unconditional purchase obligations under the O&M Agreement totaled $250.3 million at December 31, 2008. Iridium expects to make annual cash payments of $50.1 million through December 31, 2013, in fulfillment of these purchase obligations.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

In-Orbit Insurance

Due to various contractual requirements, Iridium is required to maintain an in-orbit insurance policy with a de-orbiting endorsement to cover potential claims relating to operating or de-orbiting the satellite constellation. The policy covers Iridium, Boeing as operator (see Note 4), Motorola (the original system architect and prior owner), Lehman Commercial Paper, Inc., contractors and subcontractors of the insured, the U.S. government and certain other sovereign nations.

The current policy has a one-year term, which expires December 12, 2009. The policy coverage is separated into Sections A and B. Liability limits for claims under each of Sections A and B are $500 million per occurrence and $1 billion in the aggregate. The deductible for claims is $250,000 per occurrence.

Section A coverage is currently in effect and covers risks in connection with in-orbit satellites. Section B coverage is effective once requested by Iridium (the “Attachment Date”) and covers risks in connection with a decommissioning of the satellite system. The term of the coverage under Section B is 12 months from the Attachment Date. The premium for Section B coverage is $2.5 million and is payable on or before the Attachment Date. As of December 31, 2008, Iridium had not requested Section B coverage since no decommissioning activities are currently anticipated.

The balance of the unamortized premium payment for Section A coverage is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Iridium has not accrued for any deductible amounts related to either Section A or B of the policy as of December 31, 2008, since management believes that the likelihood of an occurrence is remote.

Operating Leases

Iridium leases land, office space, and office and computer equipment under noncancelable operating lease agreements. Most of the leases contain renewal options of 1 to 10 years. Iridium’s obligations under the current terms of these leases extend through 2016.

Additionally, several of Iridium’s leases contain clauses for rent escalation including but not limited to a pro-rata share of increased operating and real estate tax expenses. Rent expense is recognized pursuant to the existing accounting guidance, on a straight-line basis over the lease term.

Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases at December 31, 2008, were as follows (in thousands):

Operating Lease
Years ending December 31,
2009	$1,763
2010	1,930
2011	1,973
2012	2,011
2013	1,744
Thereafter	1,960

$11,381

Rent expense for the 2009 Period and the years ended December 31, 2008 and 2007 was $1.4 million, $1.5 million, and $1.4 million, respectively. In 2008, the Company commenced the lease of a new corporate facility in Tempe, Arizona. The facility will be used primarily for administrative purposes and is approximately 25,500 square feet. The lease term will expire in March 2016.

Contingencies

From time to time, in the normal course of business, Iridium is party to various pending claims and lawsuits. Other than the Motorola action described in Note 19, Iridium is not aware of any such actions that Iridium would expect to have a material adverse impact on Iridium’s business, financial results or financial condition.

Iridium, a director, and a former officer were named as defendants in a lawsuit commenced in 2007 by a former member of Iridium’s Board of Directors (the “Plaintiff”). The lawsuit alleges, among other things, defamation and tortuous interference with the Plaintiff’s economic/business relationship with his principal, an investor in Iridium. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. Iridium settled this claim in May 2009.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

Iridium was named as a defendant in a lawsuit commenced in December 2008 by a vendor alleging copyright infringement by Iridium of certain software owned by the vendor. The lawsuit seeks (i) actual damages and any infringer’s profits of Iridium attributable to the alleged infringement, (ii) punitive damages, (iii) statutory damages, including certain enhanced damages based on Iridium’s alleged willful conduct (as an alternative to the damages specified in (i) and (ii) above), (iv) a permanent injunction, and (v) costs and attorney’s fees under applicable law. Iridium settled this claim in May 2009.

Iridium NEXT

Iridium has selected two contractors to participate in the final phase of its procurement process for Iridium NEXT. This final phase is expected to end with Iridium awarding a full-scale development agreement for Iridium NEXT to one prime contractor by mid-2009. The contractor not selected as the prime contractor will be paid a bonus payment if they have successfully completed all milestones and deliverables required under this phase of the contract. The potential bonus payments range from $0 to $10 million. As of December 31, 2008, Iridium has accrued $3.9 million in connection with this potential bonus payment.

10. Equity Based Compensation

Interests in Iridium Employee Holdings LLC

Iridium, in its role as manager of Iridium Employee Holdings LLC (“Iridium Employee Holdings”), has granted certain key employees equity interests in Iridium Employee Holdings. Iridium Employee Holdings was created solely to own certain Class B non-voting units of Iridium and has no other operations. Each interest in Iridium Employee Holdings represents and is equivalent to ownership of 15.484 Class B Units of Iridium. Interests in Iridium Employee Holdings generally vest over a three to five year period, and Iridium Employee Holdings is only required to make distributions with respect to vested portions thereof. If an employee terminates employment with Iridium, unvested interests are forfeited. Additionally, all interests fully vest in the event of a change in control of Iridium. With respect to some of the interests granted to employees, a designated threshold amount must be exceeded before employees become entitled to receive distributions with respect to their Iridium Employee Holdings equity interests (and all distributions are first applied (without regard to vesting) against the threshold amount until it has been fully satisfied). The Class B Units of Iridium held by Iridium Employee Holdings are subject to the same vesting and threshold amount provisions that apply to Iridium Employee Holdings equity interests granted to employees. As a result of the Acquisition, all interests were accelerated in vesting and converted into shares of Iridium Communications Inc.’s common stock and cash.

Interests in Employee Holdings LLC

In 2008, Iridium, in its role as manager of Employee Holdings LLC (“Employee Holdings”), granted certain executive-level employees equity interests in Employee Holdings. A total of 51,466 equity interests in Employee Holdings were issued as a result of this grant. Employee Holdings was created solely to own certain Class B non-voting units of Iridium and has no other operations. Each interest in Employee Holdings is intended to represent and is equivalent to ownership of one Class B Unit of Iridium. Certain grants in Employee Holdings are fully vested on the date of grant; others vest over a three- to four-year period, in each case subject to the continued employment of the recipient. The equity interests in Employee Holdings contain restrictions on transfer and a right of first refusal and Employee Holdings has repurchase rights from the recipients in the event of a termination of service. Equity interests in Employee Holdings have a right to equivalent distributions to those paid to Class B Unit holders of Iridium, provided, however, that all such distributions are first applied toward the satisfaction of a designated threshold amount (without regard to vesting). Once the threshold amount is satisfied, distributions to holders of interests in Employee Holdings are paid with respect to vested portions of the grant and deferred with respect to unvested portions. If an employee terminates his employment with Iridium, unvested equity interests are forfeited. Additionally, equity interests fully vest in certain cases in the event of a change in control of Iridium and in other cases in the event of a termination of service as a result of such a change in control of Iridium. The Class B Units of Iridium held by Employee Holdings are subject to the same vesting and threshold amount provisions that apply to the Employee Holdings equity interests granted to employees. As a result of the Acquisition, all interests were accelerated in vesting and converted into shares of Iridium Communications Inc.’s common stock and cash.

Equity Compensation

During the 2009 Period and the years ended December 31, 2008, and 2007, Iridium recognized $2.6 million, $2.0 million, and $0.2 million, respectively, of equity-based compensation expense related to the interests granted to certain key employees. At December 31, 2008, there was $3.0 million of unrecognized compensation expense related to non-vested equity-based compensation awards that was to be recognized over a weighted-average period of approximately one year.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

The following schedule provides a summary of Iridium’s nonvested Class B Units at September 29, 2009 and changes during the 2009 Period:

	Nonvested Class B Units	Wtd. Avg. Grant Date Fair Value Per Unit
Nonvested Class B Units at December 31, 2008	41,023	$76.04
Vested	(41,023)	$76.04

Nonvested Class B Units at September 29, 2009	—	$—

As a result of the Acquisition, certain employee share-based awards and certain other employee benefits were automatically accelerated in vesting. The acceleration resulted in $3.8 million being expensed in the 2009 Period. As of September 29, 2009, the closing date of the Acquisition, there were no equity based awards outstanding.

Profits Interests

Iridium has granted certain key executives and non-employee members of Iridium’s board of directors’ (the “Board”) cash payment rights, or “profits interests.” These interests do not give the holder any equity ownership interest in Iridium, but are intended to convey to the holder an economic interest similar to the appreciation in value of Class B Units in Iridium. Certain profits interest grants were fully vested at the date of grant, others vest over a three to four year period, in each case subject to the continued employment or Board service of the recipient. The profits interests grants set forth a pro-rata threshold equity valuation of Iridium. All distributions received by Class B holders after the date of grant of the profits interests are aggregated, and once the pro-rata threshold value is exceeded, the recipient of the profits interests becomes entitled to receive, upon an applicable payment event, cash equal to the aggregate distributions he would have received if he had held Class B Units of Iridium from the date of grant of the profits interest through the date on which the applicable payment event occurs. Vested profits interest rights will remain outstanding following termination of employment or Board service and will become payable upon the earlier of a “change in control event,” within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, and the Treasury regulations issued thereunder, or December 31, 2017 (at which time the profits interest rights will terminate).

During the 2009 Period and for the years ended December 31, 2008 and 2007, Iridium recognized $2.8 million, $0.9 million and $2.7 million, respectively, of compensation expense related to profits interests. As of December 31, 2007, there was approximately $6.0 million of unrecognized compensation expense related to nonvested profits interests awards that was to be recognized over a weighted-average period of approximately 2.6 years. As of December 31, 2008, there was $1.6 million of unrecognized compensation expense related to non-vested profits interests awards that was to be recognized over a weighted-average period of approximately 1.7 years. Iridium will re-measure its liabilities under these payment arrangements at each reporting date until the profits interests are terminated or otherwise settled. The liability balance for profits interests was $1.9 million and $2.5 million at December 31, 2008 and 2007, respectively. As a result of the Acquisition, certain employee share-based awards and certain other employee benefits were automatically accelerated in vesting and full payment of this profits interests was made. As of September 29, 2009, the closing date of the Acquisition, there were no grants of profits interests outstanding.

In 2008, in consideration for terminating their profits interests awards, certain employees received grants in Employee Holdings, as discussed above, and two non-employee Board members received grants of Class B units in Iridium (which units are only entitled to receive distributions from Iridium once such distributions exceed a designated threshold amount and are subject to forfeiture if the Board member voluntarily resigns or is removed from the Board before the expiration of his then current term). As a result, the corresponding “profits interests” liability of $1.7 million was reclassified to members’ deficit during 2008.

11. Members’ Equity

Classes of Membership Units

Pursuant to the LLC Agreement, the members’ interests in Iridium are divided into Class A and Class B Units. There are 1,083,872 Class A Units outstanding and 518,012 Class B Units outstanding at December 31, 2008. As a result of the Acquisition, Class A and Class B Units were converted into common stock of Iridium Communications Inc.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

A description of each of the classes of membership units follows:

Class A Units—All voting rights of the members are vested in the Class A Units. Class A members whose agreed capital commitments were at least $10.0 million or $20.0 million are entitled to appoint, remove, or replace one or two directors to the Board, respectively. Those directors designated by a Class A member who is not in default of its obligations to make capital contributions or provide credit enhancements for the benefit of Iridium are entitled to cast, in the aggregate, such number of votes as equals the member’s agreed capital commitment divided by $10.0 million, rounded down to the nearest whole number, allocated among the directors (if such member has appointed more than one) as the member may specify. In addition, the current Chairman of Iridium is entitled to cast one vote.

The Class A members may manage Iridium only through their designated directors and have no authority in their capacity as members to act on behalf of or bind Iridium. The Board may issue additional Class A Units, but the Class A members have the preemptive right to participate unless such offering involves a business acquisition or combination. To the extent a Class A member declines to exercise its preemptive right, the other Class A members succeed to such right on a proportionate basis. In addition, Class A members have a right of first refusal on proposed sales of both Class A and Class B Units by other members.

Each Class A member has the right to receive the return of its capital contributions before any distributions are made to Class B members. As of December 31, 2008, all capital contributions had been repaid to Class A members.

Class B Units— Pursuant to the LLC Agreement, members holding Class B Units have rights that expressly exclude any right to vote for or appoint directors. Additionally, Class B members receive no distributions until such time as the Class A members have received the return of their full capital contributions. Distributions to certain Class B members are also subject to limitations regarding vesting conditions and satisfaction of threshold amounts (see Note 10). The Board may issue additional Class B Units provided, however, that without the approval of two-thirds of the number of votes entitled to be cast by the directors, the number of Class B Units issued or reserved for issuance may not exceed a certain percentage of the total number of Class A Units and Class B Units then issued or reserved for issuance.

Allocation of Profits and Losses

The LLC Agreement provides that Iridium profits or losses for any fiscal year will be allocated among the members as follows: For losses (i) to each of the members to the extent of (1) the aggregate amount of profit allocated to such member for prior fiscal years reduced by (2) the aggregate amount of loss allocated to such member in prior fiscal years, in proportion to the aggregate net profit for prior years of all the members then, (ii) to each of the members having a positive capital account balance to the extent of and in proportion to such balances, thereafter, (iii) in accordance with the members’ respective percentage interests. For profits, (i) to each of the members to the extent of (1) the aggregate amount of losses allocated to such member in prior fiscal years reduced by (2) the aggregate amount of profit allocated to such member in prior fiscal years in proportion to the aggregate net loss for prior years of all the members, thereafter (ii) in accordance with the members’ respective percentage interests.

Distributions

The Board determines available cash flow for distribution, but any such distribution may be made only in accordance with the following priorities: (i) to return to the Class A members their capital contributions not previously returned in proportion to the aggregate amount then remaining unreturned, then (ii) after the capital contributions of the Class A members have been returned in full, to all of the members in accordance with their respective percentage interests.

It is Iridium’s intent to distribute to all of the members such amounts as the Board from time to time determines are necessary to defray the federal, state, and local income tax liabilities incurred by the members as a result of including in their gross income their distributive share of Iridium’s income and gain. However, Iridium’s Credit Facility (see Note 6) contains covenants that restrict the amount of distributions Iridium can make to its members.

The net proceeds of a liquidation of Iridium’s assets and properties in connection with the winding up of Iridium are applied as follows: (i) payment of the debts and liabilities of Iridium (including those owed to members) and the expenses of liquidation; (ii) setting up of such reserves as the person charged with winding up Iridium’s affairs may reasonably deem necessary for any contingent liabilities or obligations. The balance of such reserves, if any, shall be distributed to the members in the priority set forth above.

No distribution was made to Class A or B members in the 2009 Period or in 2007. In 2008, Iridium made distributions of $41.8 million to Class A and B members on a pro-rata basis.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

Transfer of Interests

Except for a transfer to an affiliate, no member has the right to transfer all or any part of such member’s units in Iridium, and no transferee is entitled to become a substituted member or to exercise any of the rights of a member, except with the consent of two-thirds of the total number of votes entitled to be cast by all of the directors of Iridium.

Indemnification

The LLC Agreement provides that Iridium will indemnify its members, officers, directors and employees for liability and expenses incurred by any such person to the fullest extent permitted by law for actions taken in good faith on behalf of Iridium if such actions were reasonably believed to be within the scope of authority conferred to the person by Iridium or in accordance with the LLC Agreement.

Issuance/Forfeitures of Class B Units

During the year ended December 31, 2007, Iridium issued (subject to vesting requirements) an additional 15,390 Class B Units for the benefit of management personnel (representing 1.0% of the total outstanding units of Iridium at December 31, 2007). A member of Employee Holdings left Iridium during 2007 forfeiting an equivalent of 1,539 unvested units in Iridium (representing 0.1% of the total outstanding units of Iridium at December 31, 2007).

During the year ended December 31, 2008 Iridium issued (subject to vesting requirements) an additional 59,382 Class B Units (representing 3.71% of the total outstanding units of Iridium at December 31, 2008). The Class B Units were issued in exchange for certain profits interest awards that were held by key executives and members of the Board. The exchange resulted in canceling the majority of outstanding profits interest awards and the issuance of Class B Units in return. The economic interest of the canceled profits interest awards are consistent with the replacement Class B Units.

During the 2009 Period, no Class B Units were issued.

Class B Units issued to key executives and members of the board are typically subject to designated threshold amounts. Distributions are first applied toward the satisfaction of the designated threshold (without regard to vesting). Once the threshold amount is satisfied, distributions are paid with respect to the vested portions of the grant. Designated thresholds vary by grant and are up to $4.3 million.

Class B units granted to directors are subject to forfeiture if the director voluntarily resigns or is removed from the Board before the expiration of his then current term. As a result of a director voluntarily resigning from the Board in February 2009, 3,958 Class B units were forfeited.

12. Segments, Significant Customers, Supplier, and Service Providers and Geographic Information

Iridium operates in one segment, providing global satellite communication services and products.

Iridium derived approximately 23%, 21% and 22% of its total revenue during the 2009 Period and for the years ended December 31, 2008 and 2007, respectively, from agencies of the U.S. government. Such agencies also accounted for approximately 29% and 41% of Iridium’s accounts receivable balances at December 31, 2008 and 2007, respectively. Iridium’s two largest commercial customers accounted for 23%, 28% and 25% of total revenue for the 2009 Period and for the years ended December 31, 2008 and 2007, respectively. The two largest commercial customers accounted for approximately 24% and 20% of Iridium’s accounts receivable balances at December 31, 2008 and 2007, respectively.

Iridium acquires subscriber equipment primarily from one manufacturer. Should events or circumstances prevent the manufacturer from producing the equipment, Iridium’s business could be adversely affected until Iridium is able to move production to other facilities of the manufacturer or secure a replacement manufacturer.

A significant portion of Iridium’s satellite operations and maintenance services are provided by Boeing. Should events or circumstances prevent Boeing from providing these services, Iridium’s business could be adversely affected until Iridium is able to assume operations and maintenance responsibilities or secure a replacement service provider.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

Property and equipment, net of accumulated depreciation by geographic area, were as follows:

	December 31, 2008	December 31, 2007
	(In thousands)
United States	$44,332	$38,486
Satellites in orbit	16,547	19,820
All others (1)	2,211	1,653

	$63,090	$59,959

(1) All others primarily includes subscriber equipment in international waters.

Revenue by geographic area was as follows:

	For the 2009 Period	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	(In thousands)
United States	$115,901	$155,923	$125,251
Canada	37,087	55,271	44,211
United Kingdom	23,461	25,516	20,951
Other countries (1)	66,502	84,234	70,488

	$242,951	$320,944	$260,901

(1) No one other country represented more than 10% of revenue for any of the periods presented.

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

13. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability that assumes an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchal disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

At December 31, 2008, all of Iridium’s financial and non-financial assets and liabilities were measured using either Level 1 or Level 2 inputs.

Financial Assets and Liabilities

The following table summarizes information about Iridium’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008 and 2007:

		Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Restricted cash	$15,520	$15,520	$—	$—
Interest rate swaps	(3,588)	—	(3,588)	—
Foreign currency exchange contracts	(1,082)	—	(1,082)	—

	$10,850	$15,520	$(4,670)	$—

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

		Fair Value Measurements at December 31, 2007 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Restricted cash	$18,420	$18,420	$—	$—
Interest rate swaps	(3,737)	—	(3,737)	—

	$14,683	$18,420	$(3,737)	$—

Cash, Cash Equivalents and Restricted Cash

All cash and cash equivalents were recorded at fair value at December 31, 2008 and 2007. The inputs used in measuring the fair value of these instruments were considered to be Level 1 in accordance with the fair value hierarchy. The fair values were based on period-end statements supplied by the various banks and brokers that held the majority of Iridium’s funds deposited in institutional money market mutual funds (for overnight sweep account funds) and the remainder held in regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks.

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

Convertible Subordinated Note

Iridium has determined that it is not practicable to estimate the fair value of the Note at December 31, 2008 due to the lack of quoted market prices. Iridium was unable to identify any similar instruments in the market place and the Note is carried at face amount. In the 2009 Period, Iridium obtained a third party valuation on the Note and the fair value of the Note was $19.3 million at the close of the Acquisition. The Note was converted into 1,995,629 shares of Iridium Communications Inc.’s common stock on October 24, 2009.

Interest Rate Swaps

Iridium accounts for its interest rate swaps on the balance sheet at their respective fair values. As required by Iridium’s credit facilities, management executed four pay-fixed receive-variable interest rate swaps in 2006, all of which were settled on or before September 29, 2009. Iridium hedged $86.0 million of variable interest rate debt as of December 31, 2008 and $146.0 million as of December 31, 2007. The interest rate swaps were designated as cash flow hedges. The objective for holding these instruments was to manage variable interest rate risk related to Iridium’s $210.0 million credit facilities, by synthetically converting a portion of the variable rate risk to fixed rate interest rate risk. The swaps were structured so that Iridium would pay a fixed rate of interest and receive a variable interest payment, which, to the extent hedged, should offset the variable interest that was being paid on its debt.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

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

The variable interest rates on the swaps reset every quarter concurrent with the reset of the variable rate on the debt. The fixed rate will not change over the life of the swap. Each quarter-end, the swaps are measured against current interest rates to determine a fair market value. The fair market value is recorded on the balance sheet and the offset to the value, to the extent effective, is recorded in accumulated other comprehensive income. The effectiveness of the swaps in offsetting the gain or loss on the debt is assessed on a contract-by-contract basis quarterly, by regressing historical changes in the value of the swap against the historical change in value of the underlying debt. To establish a value for the underlying debt, a “hypothetical” derivative is created with terms that match the debt (e.g., notional amount, reset rates and terms, maturity) and which has a zero fair value at designation. Subsequent to the closing of the Acquisition, Iridium closed the outstanding interest rate swaps, which had no impact on the statements of income.

Foreign Currency Exchange Contracts

Iridium enters into foreign currency exchange contracts to mitigate foreign currency exposure on a product consulting service contract denominated in foreign currency. Given the variability of its purchase commitments and payment terms under the product consulting service contracts, Iridium has not elected hedge accounting for these foreign currency exchange contracts. Accordingly, the foreign currency exchange contracts are marked to market at each balance sheet date, with the changes in fair value being recognized as a current period gain or loss in the accompanying consolidated statements of income. The inputs used in measuring the fair value of these instruments are considered to be Level 2 in the fair value hierarchy. The fair market values are based on quoted market values for similar contracts.

Derivative Instruments and Hedging Activities

The following table summarizes the gross fair market value of all derivative instruments classified as liabilities (consisting of interest rate swaps and foreign currency exchange contracts) and their location in the accompanying consolidated balance sheet at December 31, 2008. Iridium did not hold derivative instruments classified as assets at December 31, 2008.

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

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

The following table summarizes the effect of derivative instruments designated as cash flow hedges (interest rate swaps) on Iridium’s results of operations for the 2009 Period:

	For the 2009 Period
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
			(In thousands)
Accumulated other comprehensive loss	$(295)	Interest expense	$(2,323)	Interest expense	$(10)

Total	$(295)		$(2,323)		$(10)

The following table summarizes the effect of derivative instruments not designated as hedges (foreign currency exchange contracts) on Iridium’s results of operations for the 2009 Period:

	For the 2009 Period
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
	(In thousands)
Foreign currency exchange contracts	Other income	$298

Total		$298

14. Employee Benefit Plan

Iridium sponsors a defined-contribution 401(k) retirement plan (“Plan”) that covers all employees of Iridium. Employees are eligible to participate in the Plan on the first of the month following date of hire, and participants are 100% vested from the date of eligibility. Iridium matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ compensation. Company-matching contributions to the Plan were $0.8 million, $0.8 million, and $0.6 million for the 2009 Period and for the years ended December 31, 2008 and 2007, respectively. Iridium pays all administrative fees related to the Plan.

15. Indemnification Agreement

Iridium Satellite, Boeing, Motorola and the U.S. government entered into an indemnification agreement, effective December 5, 2000, that provides, among other things, that: (a) Iridium Satellite will maintain satellite liability insurance (see Notes 4 and 9); (b) Boeing will maintain aviation and space liability insurance; and (c) Motorola will maintain aviation products – completed operations liability insurance. Pursuant to the indemnification agreement, the U.S. government may, in its sole discretion, require Iridium, Boeing or either of them to immediately de-orbit the Iridium satellites at no expense to the U.S. government upon the occurrence of certain enumerated events. However, management does not believe the U.S. government will exercise this right.

16. Related Party Transactions

A non-voting board member served on the Board of Directors of Iridium and was an employee of Wiley Rein LLP as of December 31, 2008 and through the date of the Acquisition in 2009. Wiley Rein LLP provides services to Iridium. For the 2009 Period, total fees paid to Wiley Rein LLP were $2.2 million. As of December 31, 2008, the amount owed to Wiley Rein LLP was $0.3 million.

17. Earnings Per Unit Attributable to Class A Units

Basic earnings per unit is calculated by dividing net income attributable to Class A Unit holders by the weighted average of the Class A Units outstanding for the period. Net income attributable to Class A Unit holders gives effect to the net income

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

allocable to Class B Unit holders as if such net income was distributed in the applicable period pursuant to the terms of the LLC Agreement. Diluted earnings per Class A Unit takes into account the conversion of the Note when such effect is dilutive.

	For the 2009 Period	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	(In thousands except per unit data)
Numerator:
Net income	$53,284	$53,879	$43,773
Adjustments for Class B Units earnings participation	(17,141)	(17,423)	(12,947)

Net income attributable to Class A Units, basic	36,143	36,456	30,826
Adjustment for interest on Note	936	208	—

Net income attributable to Class A Units, diluted	$37,079	$36,664	$30,826

Denominator:
Weighted-average Class A Units outstanding, basic	1,084	1,084	1,084
Units from assumed conversion of Note	84	14	—

Weighted-average Class A Units outstanding, diluted	1,168	1,098	1,084

Earnings per unit:
Basic	$33.34	$33.63	$28.44
Diluted	$31.75	$33.40	$28.44

18. Selected Quarterly Information (Unaudited)

	For the 2009 Period
	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	For the Period from July 1, 2009 to September 29, 2009
	(In thousands)
Total revenue	$75,789	$82,705	$84,457
Operating profit	$14,425	$32,663	$18,355
Net income	$9,718	$28,600	$14,966
Net income attributable to Class A Units	$6,592	$19,399	$10,152
Earnings per unit - basic	$6.08	$17.90	$9.37
Earnings per unit - diluted	$5.91	$16.88	$8.96

	For the Year Ended December 31, 2008
	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008
	(In thousands)
Total revenue	$74,300	$81,678	$88,213	$76,753
Operating profit	$21,462	$22,893	$21,699	$9,065
Net income	$16,722	$18,676	$16,937	$1,544
Net income attributable to Class A Units	$11,314	$12,637	$11,461	$1,044
Earnings per unit - basic	$10.44	$11.66	$10.57	$0.96
Earnings per unit - diluted	$10.44	$11.66	$10.57	$0.96

The sum of the per unit amounts do not equal the annual amounts due to changes in the number of weighted average units outstanding during the year.

Iridium’s results of operations are subject to seasonal usage changes for its commercial customers. April through October are typically the peak months for commercial voice service revenue and related subscriber equipment sales. Iridium’s U.S. government revenue and commercial M2M revenue are less subject to seasonal usage changes.

Iridium Holdings LLC – Predecessor Company

Notes to Consolidated Financial Statements—(Continued)

September 29, 2009

19. Subsequent Events

Iridium has evaluated subsequent events through the date as of which its financial statements are being issued.

Iridium Communications Inc. assumed and paid all outstanding amounts for Iridium’s first and second lien credit facilities on September 30, 2009, following the Acquisition on September 29, 2009. The Note was converted into 1,995,629 shares of Iridium Communications Inc.’s common stock on October 24, 2009 and is no longer outstanding.

On February 9, 2010, Motorola filed a complaint against Iridium to seek recovery of the commitment fee (see Note 3) and the loan success fee under the Note Agreement (see Note 8) in an aggregate amount they allege is at least $24.7 million. However, the outcome of such complaint is uncertain; therefore, an estimate of the contingency cannot be made at this time.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Such internal control includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management excluded from its assessment all internal controls over financial reporting maintained by Iridium Holdings LLC, a wholly-owned subsidiary that we acquired on September 29, 2009. In accordance with guidance issued by the SEC, we excluded Iridium Holdings LLC from our assessment of internal control over financial reporting as of December 31, 2009 as we continue to integrate the acquired operations. At December 31, 2009, Iridium Holdings LLC accounted for all of the Company’s revenue and a substantial portion of its total and net assets.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2009. This report is included in the Report of Independent Registered Public Accounting Firm herein.

Changes in Internal Control Over Financial Reporting

Management has identified several changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including changes related to our controls over significant transactions and accounting for stock-based compensation. The identified changed controls were included in management’s assessment and evaluation of internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iridium Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Iridium Holdings LLC, a wholly-owned subsidiary that was acquired on September 29, 2009, which is included in the 2009 consolidated financial statements of Iridium Communications Inc. and constituted a substantial portion of the Company’s total and net assets as of December 31, 2009 and 100% of its revenues for the year then ended. Our audit of internal control over financial reporting of Iridium Communications Inc. also did not include an evaluation of the internal control over financial reporting of Iridium Holdings LLC.

In our opinion, Iridium Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iridium Communications Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 16, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors, and their ages as of February 25, 2010, are as follows:

Name	Age	Position
Matthew J. Desch	52	Director and Chief Executive Officer
Eric H. Morrison	44	Chief Financial Officer
John S. Brunette	50	Chief Legal and Administrative Officer
Lt. Gen. John H. Campbell (Ret.)	62	Executive Vice President, Government Programs, Iridium Satellite
Cynthia C. Cann	42	Vice President and Controller, Iridium Satellite
Lee F. Demitry	56	Executive Vice President, “Iridium NEXT,” Iridium Satellite
Gregory C. Ewert	48	Executive Vice President, Sales, Global Distribution Channels, Iridium Satellite
John M. Roddy	55	Executive Vice President, Global Operations and Product Development, Iridium Satellite
Donald L. Thoma	48	Executive Vice President, Marketing, Iridium Satellite
Robert H. Niehaus	54	Director and Chairman
J. Darrel Barros	49	Director
Scott L. Bok	50	Director
Thomas C. Canfield	54	Director
Brigadier Gen. Peter M. Dawkins (Ret.)	71	Director
Terry L. Jones	63	Director
Alvin B. Krongard	73	Director
Steven B. Pfeiffer	63	Director
Parker W. Rush	50	Director

Executive Officers

Matthew J. Desch. Mr. Desch has been our Chief Executive Officer and a member of our Board of Directors since the Acquisition in September 2009. Mr. Desch previously served as Chief Executive Officer of Iridium Holdings from August 2006 to September 2009. Before that, he was Chief Executive Officer of Telcordia Technologies, Inc., or Telcordia, a telecom software services provider, from 2002 to November 2005. Prior to Telcordia, he spent 13 years at Nortel Networks Corporation, or Nortel, as president for its wireless networks business where he was responsible for its global carrier customers in Europe, the Middle East, Asia and Latin America. He left Nortel in March 2000. Mr. Desch served on the board of directors of Starent Networks, Corp. from 2005 until late 2009, served on the board of directors of Airspan Networks, Inc. from 2000 to 2009 and served on the board of directors of SAIC, Inc. from 2002 to 2005. He has a Bachelor of Science in computer science from The Ohio State University and a Master of Business Administration from the University of Chicago. Our Board of Directors has concluded that Mr. Desch should serve on the Board based on his deep knowledge of our company gained from his position as our Chief Executive Officer and previously as the Chief Executive Officer of Iridium Holdings, as well as his extensive experience in the telecommunications industry.

Eric H. Morrison. Mr. Morrison has served as our Chief Financial Officer since the Acquisition in September 2009. Mr. Morrison previously served as Chief Financial Officer of Iridium Holdings from April 2006 to September 2009. Prior to becoming Chief Financial Officer of Iridium Holdings, Mr. Morrison served as Vice President, Finance and Treasurer of Iridium Satellite from 2004 to April 2006. He graduated with a Master of Business Administration and a Master of Accountancy from the University of Illinois at Champaign-Urbana. He graduated from Southern Illinois University with a Bachelor’s degree in finance and he is also a Certified Public Accountant.

John S. Brunette. Mr. Brunette has been our Chief Legal and Administrative Officer since the Acquisition in September 2009. Mr. Brunette previously served as Chief Legal and Administrative Officer of Iridium Holdings from December 2007 to

September 2009. Prior to joining Iridium Holdings, Mr. Brunette served as a consultant to technology start up companies from March 2005 to November 2007. Mr. Brunette was previously with Teleglobe Inc., or Teleglobe, a global voice and data services provider, where he served from 1998 to 2002 as Executive Vice President, Chief Legal and Administrative Officer, and from 2002 to March 2005 as Chief Executive Officer. In 2002, Teleglobe filed for bankruptcy. Mr. Brunette was also at MCI Communications Corporation, or MCI, for twelve years where he led the company’s corporate legal group. He began his career with the Satellite Business Systems division of IBM Corporation until MCI acquired it in 1986. He holds both a Bachelor of Arts and a Juris Doctorate from The Catholic University of America.

Lt. Gen. John H. Campbell (Ret.). General Campbell, U.S. Air Force (Retired), has served as Executive Vice President Government Programs of Iridium Satellite since November 2006. Prior to that, from 2004 to November 2006, he served as Principal, Defense and Intelligence, for Applied Research Associates, Inc., or ARA. General Campbell joined ARA after retiring from the United States Air Force after a 32-year career. In the United States Air Force, General Campbell served in a variety of operational and staff assignments around the world. From 1998 to 2000, he was Vice Director of the Defense Information Systems Agency and as the first commander of the Joint Task Force - Computer Network Defense. From 1997 to 1998, he served on the Joint Staff of the Pentagon as Deputy Director for Operations. Between 1971 and 1997, General Campbell served around the world in a variety of operational assignments as an F-15 and F-16 fighter pilot and Wing Commander. General Campbell is the recipient of numerous military and intelligence community awards, including the Defense Distinguished Service Medal, the Legion of Merit, the Air Medal, the National Imagery and Mapping Agency Award, the National Reconnaissance Distinguished Medal, and the National Security Agency Award. He is a graduate of the University of Kentucky with a degree in Computer Science and a Masters of Business Administration.

Cynthia C. Cann. Ms. Cann has served as Vice President and Controller of Iridium Satellite since January 2009. Prior to that, Ms. Cann served in BearingPoint, Inc.’s State and Local Business Unit as Controller from May 2005 to December 2007 and as Head of Operations from January 2008 to January 2009. From January 2005 to May 2005, Ms. Cann served as a consultant for KPMG LLP. Ms. Cann graduated with a Bachelor of Science degree in Accounting from the Virginia Polytechnic Institute and State University, and received a six month certification from the Georgetown University International Master of Business Administration Program. She is also a Certified Public Accountant.

Lee F. Demitry. Mr. Demitry has served as the Executive Vice President, Iridium NEXT of Iridium Satellite since December 2007. Prior to joining Iridium Satellite, Mr. Demitry was the Vice President of Engineering at GeoEye, Inc. from 1998 to December 2007. He holds a Masters of Science in Astronautical Engineering from the Massachusetts Institute of Technology and a Master’s degree and Masters of Business Administration from Golden Gate University. Mr. Demitry served in the United States Air Force until he retired as a Colonel (select).

Gregory C. Ewert. Mr. Ewert has served as the Executive Vice President Sales, Global Distribution Channels of Iridium Satellite since 2004. Prior to joining Iridium Satellite, he served as Executive Vice President for Marketing, Sales, Product Development, Business Development and Customer Service for COMSAT International, Inc. from 2002 to 2004. Prior to COMSAT, he held executive positions within Teleglobe Inc., ranging from Senior Vice President of Global Data Services to Vice President and General Manager of Carrier and Emerging Markets from 1998 to 2002. In 2002, Teleglobe filed for bankruptcy. Before Teleglobe, he worked for Sprint Nextel Corporation from 1987 to 1997, where he held various positions including President of Sprint International of Canada. He holds a Bachelor’s degree in Finance from Canisius College, Buffalo, New York.

John M. Roddy. Mr. Roddy has served as Executive Vice President Global Operations and Product Development of Iridium Satellite since August 2007 and he served as a consultant from October 2006 until he joined as an employee. Prior to joining Iridium Satellite, Mr. Roddy held numerous executive positions at Telcordia from 2003 to July 2006, including President, Telcordia Global Services; Senior Vice President, Global Operations; and Chief Information Officer. Prior to joining Telcordia, at Nortel, he was Vice President and General Manager of the Carrier Professional Services Business Unit serving the CLEC and new market entrants from 1999 to 2001. Prior to that, he was Vice President, Technology and Director, Ottawa Laboratories for Public Carrier Networks from 1997 to 1998. He also held the position of Vice President, Canadian Technical Services and Global Product Support from 1993 to 1996. He holds a Master of Business Administration from McMaster University, Hamilton, Canada.

Donald L. Thoma. Mr. Thoma has served as the Executive Vice President Marketing of Iridium Satellite LLC since May 2008. Prior to that time, Mr. Thoma served as Executive Vice President of Corporate Development from November 2006 to May 2008, as Executive Vice President of Vertical Markets from September 2004 to November 2006 and as Executive Vice President of Data Services from June 2001 to September 2004. From 2001 to 2002, he served as Vice President of Marketing and Business Development for ObjectVideo, Inc. Prior to that, from 1992 to 2000, he held various positions of responsibility for ORBCOMM ranging from Senior Director of Transportation to Founder and General Manager of the Vantage Tracking Solutions business unit and Vice President, Business Development. From 1988 to 1990, he was the director of integration and launch operations for Orbital Sciences Corporation. Previously, he served as a Captain in the United States Air Force Space Division from 1983 to 1988. He holds a Bachelor’s degree in Aeronautical Engineering from the Rensselaer Polytechnic Institute, a Master’s degree in Aerospace Engineering from the University of Southern California and a Masters of Business Administration from the Harvard Business School.

Non-Employee Directors

Robert H. Niehaus. Mr. Niehaus has served as a member of our Board of Directors since our inception and has served as our Chairman since September 2009. Mr. Niehaus served as our Senior Vice President from inception until the Acquisition and also served as our Chief Executive Officer for a brief period in September 2009. He has been the Chairman of Greenhill Capital Partners since June 2000. Mr. Niehaus joined Greenhill & Co., Inc., or Greenhill, in January 2000 as a managing director and served in such capacity through December 2009. Prior to joining Greenhill, Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a managing director in the merchant banking department from 1990 to 1999. Mr. Niehaus was vice chairman and a director of the Morgan Stanley Leveraged Equity Fund II, L.P., a private equity investment fund, from 1992 to 1999, and was Vice Chairman and a director of Morgan Stanley Capital Partners III, L.P., a private equity investment fund, from 1994 to 1999. Mr. Niehaus was also the Chief Operating Officer of Morgan Stanley’s merchant banking department from 1996 to 1998. Mr. Niehaus currently serves as a director of Heartland Payment Systems, Inc. and previously served as a director of the following publicly held companies: American Italian Pasta Company from 1992 to January 2008, Crusader Energy Group Inc. from July 2008 to July 2009, EXCO Resources Inc. from November 2004 to June 2009, Global Signal, Inc. from October 2002 until its merger with Crown Castle International Corp. in January 2007, and Crown Castle International Corp. from January 2007 to July 2007. Mr. Niehaus is a graduate of Princeton University and the Harvard Business School. Our Board of Directors has concluded that Mr. Niehaus should serve on the Board and on the Compensation Committee based on his extensive corporate management experience, his financial expertise and his experience in working with telecommunications companies.

J. Darrel Barros. Mr. Barros has served on our Board of Directors since the Acquisition in September 2009. Mr. Barros has served as the President of Syndicated Communications, Inc., or SCI, a private equity fund focused on media and communications, since 2006. Mr. Barros has served as President of VGC, PC, a Washington, DC based law firm specializing in private equity and early-stage investments since 2003. Mr. Barros also served as a corporate and securities attorney in the venture capital practice group of DLA Piper US LLP from 1997 to 2003. He is currently Executive Chairman of Haven Media Group, LLC, a music-media company, and Chairman of Prestige Resort Properties, Inc., a resort and hospitality company. Mr. Barros received a B.S. degree from Tufts University, a Master in Business Administration from the Amos Tuck School of Business in Dartmouth College, and a Juris Doctorate degree from the University of Michigan. Our Board of Directors has concluded that Mr. Barros should serve on the Board and on the Audit Committee based on his extensive experience in working with technology companies and his financial management experience.

Scott L. Bok. Mr. Bok has served on our Board of Directors since our inception. He also served as our Chairman and Chief Executive Officer from our formation in November 2007 until September 2009. Separately, Mr. Bok has served as Co-Chief Executive Officer of Greenhill since October 2007, served as its U.S. President between January 2004 and October 2007 and has been a member of its Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill since its incorporation in March 2004. Mr. Bok has also served as a Senior Member of Greenhill Capital Partners, the merchant banking business of Greenhill, since its formation. Mr. Bok joined Greenhill as a managing director in February 1997. Before joining Greenhill, Mr. Bok was a managing director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co. Inc. where he worked from 1986 to 1997. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok is a member of the board of directors of various private companies and was previously a member of the board of Heartland Payment Systems, Inc., from 2001 to 2008. Mr. Bok is a graduate of the University of Pennsylvania’s Wharton School. He holds a Juris Doctorate from the University of Pennsylvania Law School. Our Board of Directors has concluded that Mr. Bok should serve on the Board and on the Nominating and Corporate Governance Committee based on his extensive corporate management experience and his financial expertise.

Thomas C. Canfield. Mr. Canfield has served on our Board of Directors since our inception. Mr. Canfield has served as Senior Vice President and General Counsel of Spirit Airlines, Inc. since October 2007. Before that, Mr. Canfield was General Counsel of Point Blank Solutions, Inc. from October 2006 to October 2007 and was Chief Executive Officer and Plan Administrator for AT&T Latin America Corp. from February 2004 to July 2007. Prior to assuming those roles, Mr. Canfield was General Counsel and Secretary of AT&T Latin America Corp. following its acquisition by FirstCom Corporation, or FirstCom, from August 2000 to February 2004. AT&T Latin America Corp. filed for bankruptcy in April 2003. Mr. Canfield became General Counsel of FirstCom in May 2000. Prior to joining FirstCom, Mr. Canfield was Counsel in the New York office of Debevoise & Plimpton LLP. Mr. Canfield serves on the board of directors of Tricom S.A. Our Board of Directors has concluded that Mr. Canfield should serve on the Board and on the Audit Committee based on his management experience in the telecommunications industry and his particular familiarity with serving on the boards of technology companies.

Brigadier Gen. Peter M. Dawkins (Ret.). Brigadier General Dawkins, U.S. Army (Retired), has served on our Board of Directors since October 2009. Gen. Dawkins has been a Senior Partner at Flintlock Capital Asset Management LLC since July 2009. He is also founder and principal of ShiningStar Capital LLC, or ShiningStar, which he founded in May 2008. Prior to founding ShiningStar, Gen. Dawkins was Vice Chairman of Global Wealth Management for Citigroup Inc., or Citigroup, from August 2007 to May 2008, Vice Chairman of the Citigroup Private Bank from 2000 to August 2007, and Executive Vice President and Vice Chairman of The Travelers Companies, Inc. during an eleven-year tenure with the firm. Previously, from 1991 to 1996, he served as Chairman and Chief Executive Officer of Primerica Financial Services, Inc., and earlier served as head of the U.S. consulting practice of Bain & Company Inc. Gen. Dawkins began his career in the private sector as head of the Public Financing Banking division of Lehman Brothers Holdings Inc. A 1959 graduate of West Point, Dawkins served in the U.S. Army for 24 years. He was promoted to Brigadier General in 1981. Gen. Dawkins holds a Ph.D. and Master’s degree from the Woodrow Wilson School at Princeton University. He was selected as a Rhodes Scholar and studied at Oxford University from 1959 through 1962. Our Board of Directors has concluded that Gen. Dawkins should serve on the Board based on his extensive corporate management experience, his military experience and his financial expertise.

Terry L. Jones. Mr. Jones has served on our Board of Directors since the Acquisition in September 2009 and served on the board of directors of Iridium Holdings from 2001 to September 2009. Mr. Jones is the Managing Member of the General Partner of Syndicated Communications Venture Partners IV, L.P. and the Managing Member of Syncom Venture Management Co., LLC. Prior to joining Syncom in 1978, he was co-founding stockholder and Vice President of Kiambere Savings and Loan in Nairobi, and a lecturer at the University of Nairobi. He also worked as a Senior Electrical Engineer for the Westinghouse Electric Corporation, Aerospace Division, and Litton Industries Corp. He is a member of the board of directors of Radio One, Inc. and PKS Communications, Inc. He formerly served on the board of the Southern African Enterprise Development Fund, and is on the Board of Trustees of Spellman College. Mr. Jones received a B.S. degree in Electrical Engineering from Trinity College, an M.S. degree in Electrical Engineering from George Washington University and a Masters of Business Administration from Harvard University. Our Board of Directors has concluded that Mr. Jones should serve on the Board and on the Compensation and Nominating and Corporate Governance Committees based on his extensive corporate management experience and, as a long-term member of the board of Iridium Holdings, his deep knowledge of our company.

Alvin B. Krongard. Mr. Krongard has served as a member of our Board of Directors since the Acquisition in September 2009 and served as a member of the board of directors of Iridium Holdings from 2006 to September 2009. Since 2004, Mr. Krongard has been pursuing personal interests. In 1991, Mr. Krongard was elected Chief Executive Officer of Alex. Brown Incorporated, or Alex. Brown, an investment banking firm, and in 1994, he became Chairman of the board of directors of Alex. Brown. Mr. Krongard also served as Vice Chairman of the board of directors of Bankers Trust Company N.A. from 1997 to 1998, in addition to holding other financial industry posts. He served as Counselor to the Director of the U.S. Central Intelligence Agency from 1998 to 2001, and then as Executive Director of the CIA from 2001 to 2004. Mr. Krongard served on the board of directors of PHH Corporation from January 2005 to June 2009. He serves on the board of directors of Under Armour, Inc., and as Vice Chairman of The Johns Hopkins Health System Corporation. Mr. Krongard received a B.A. degree with honors from Princeton University and a Juris Doctorate degree from the University of Maryland School of Law. Our Board of Directors has concluded that Mr. Krongard should serve on the Board and on the Compensation and Nominating and Corporate Governance Committees based on his extensive corporate management experience, his experience leading an agency of the U.S. government and, as a member of the board of Iridium Holdings, his deep knowledge of our company.

Steven B. Pfeiffer. Mr. Pfeiffer has served on our Board of Directors since the Acquisition in September 2009 and served on the board of directors of Iridium Holdings from 2001 to September 2009. Mr. Pfeiffer has been a partner in the law firm of Fulbright & Jaworski LLP since 1983 and has served as the elected Chair of the firm’s Executive Committee since 2003. He previously served as the Partner-In-Charge of the Washington, DC and London offices, and headed the firm’s International Department. Mr. Pfeiffer is also a Non-Executive Director of Barloworld Limited in South Africa, Chairman Emeritus of Wesleyan University, a trustee of The Africa-America Institute in New York, a Director of Project HOPE in Washington, D.C., and a Director of the NAACP Legal Defense and Educational Fund, Inc. Mr. Pfeiffer received a B.A. degree from Wesleyan University in Middletown, Connecticut and studied at Oxford University as a Rhodes Scholar, completing a B.A. and a M.A. in jurisprudence. He also holds a M.A. in Area Studies (Africa) from the School of Oriental and African Studies of the University of London and holds a Juris Doctorate from Yale University. Mr. Pfeiffer served as an officer on active and reserve duty in the U.S. Navy. Our Board of Directors has concluded that Mr. Pfeiffer should serve on the Board and on the Compensation Committee based on his extensive corporate management experience, his experience in working with technology companies, and, as a long-term member of the board of Iridium Holdings, his deep knowledge of our company.

Parker W. Rush. Mr. Rush has served on our Board of Directors since our inception. Mr. Rush has served as the President and Chief Executive Officer and as a member of the Board of Directors of Republic Companies, Inc., or Republic, a provider of property and casualty insurance, since December 2003. Prior to his employment with Republic, Mr. Rush served as a Senior Vice President and Managing Director at The Chubb Corporation and in various other capacities since February 1980. Our Board of Directors has concluded that Mr. Rush should serve on the Board and on the Audit Committee based on his extensive corporate management experience and his financial expertise, including his qualification as an audit committee financial expert under SEC guidelines.

BOARD LEADERSHIP STRUCTURE

Our Board of Directors has an independent Chairman, Mr. Niehaus, who has authority, among other things, to call and preside over Board meetings, including meetings of the independent directors, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Chairman has substantial ability to shape the work of the Board. We believe that separation of the positions of Chairman and Chief Executive Officer reinforces the independence of the Board in its oversight of our business and affairs. In addition, we believe that having an independent Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of us and our stockholders. As a result, we believe that having an independent Chairman can enhance the effectiveness of the Board as a whole.

ROLE OF THE BOARD IN RISK OVERSIGHT

One of the Board’s key functions is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, while our Board is responsible for monitoring and assessing strategic risk exposure, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with legal and regulatory requirements. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board. The Chairman has the responsibility of coordinating between the Board and management with regard to the determination and implementation of responses to any problematic risk management issues.

MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors met eight times during 2009. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he served that were held during the portion of the year for which he was a director or committee member.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

Since the Acquisition, our Board has had three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Prior to the Acquisition, our Board had an Audit Committee and a Nominating and Corporate Governance Committee. The following tables provide pre- and post-Acquisition membership and meeting information for 2009 for each of the Board committees:

Pre-Acquisition:

Name	Audit	Nominating and Corporate Governance
Thomas C. Canfield	X	X*
Kevin P. Clarke	X	X
Parker W. Rush	X*	X

Total pre-Acquisition meetings in 2009	5	—

Post-Acquisition:

Name	Audit	Compensation	Nominating and Corporate Governance
Robert H. Niehaus		X
J. Darrel Barros	X
Scott L. Bok			X*
Thomas C. Canfield	X
Terry L. Jones		X	X
Alvin B. Krongard		X	X
Steven B. Pfeiffer		X*
Parker W. Rush	X*

Total post-Acquisition meetings in 2009	2	1	—

*	Committee Chairperson

Below is a description of each committee of our Board of Directors. The Board of Directors has determined that, except as specifically described below, each member of each committee is independent within the meaning of the NASDAQ listing standards and that each member is free of any relationship that would impair his individual exercise of independent judgment with regard to us.

AUDIT COMMITTEE

The Audit Committee of our Board of Directors was established by the Board to oversee our corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage new a independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our audit engagement team as required by law; reviews and approves or rejects transactions between us and any related persons; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm. Prior to the Acquisition, the Audit Committee was composed of Mr. Canfield, former director Kevin P. Clarke and Mr. Rush. Since the Acquisition, the Audit Committee has been composed of Messrs. Rush (Chairman), Barros and Canfield. In 2009, the Audit Committee met five times prior to the Acquisition and met twice after the Acquisition. The Audit Committee has adopted a written charter that is available to stockholders on our website at http://investor.iridium.com/governance.cfm.

At least annually, the Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent. The Board of Directors has also determined that Mr. Rush qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2009 with management of Iridium Communications Inc. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board, or PCAOB, in Rule 3200T. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the audit committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2009.

Respectfully submitted,

AUDIT COMMITTEE

Parker W. Rush, Chairman
J. Darrel Barros Thomas C. Canfield

COMPENSATION COMMITTEE

Prior to the Acquisition, our Board of Directors did not believe a compensation committee was necessary because none of our executive officers or directors received compensation. Our Compensation Committee was formed in connection with the Acquisition and since then has been composed of Messrs. Pfeiffer (Chairman), Jones, Krongard and Niehaus. All members of our Compensation Committee are independent within the meaning of the NASDAQ listing standards. In 2009, the Compensation Committee met once after the Acquisition. The Compensation Committee has adopted a written charter that is available to stockholders on our website at http://investor.iridium.com/governance.cfm.

The Compensation Committee acts on behalf of the Board to review, approve, modify (as necessary) and oversee our compensation strategy, policies, plans and programs, including:

•

establishment of corporate and individual performance objectives relevant to the compensation of our executive officers and other senior management and evaluation of performance in light of these stated objectives;

•

review, approval and modification (as necessary) of the compensation and other terms of employment or service, including severance and change in control arrangements, of our Chief Executive Officer and the other executive officers and directors; and

•	oversight of our equity compensation plans, and other similar plan and programs.

Our Compensation Committee reviews with management our Compensation Discussion and Analysis and considers whether to approve its inclusion in proxy statements and other filings.

Typically, the Compensation Committee meets quarterly and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chairman of the Compensation Committee. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The charter of the Compensation Committee grants the Compensation Committee full access to all of our books, records, facilities and personnel, as well as authority to obtain, at our expense, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. In particular, the Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

During 2009, following the Acquisition, our Compensation Committee engaged a compensation consultant, Frederic W. Cook & Co., Inc., to perform an update to a report the consultant had previously delivered to the compensation committee of Iridium Holdings. The results of this updated report are described in more detail in “Executive Compensation—Compensation Discussion and Analysis—Use of Compensation Consultant.”

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying, reviewing and evaluating candidates to serve as our directors, consistent with criteria approved by the Board, reviewing and evaluating incumbent directors, recommending to the Board for selection candidates for election to the Board of Directors, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board, and developing a set of corporate governance principles for us. Prior to the Acquisition, our Nominating and Corporate Governance Committee was composed of Messrs. Canfield, Clarke and Rush. Since the Acquisition, the Nominating and Corporate Governance Committee has been composed of Messrs. Bok (Chairman), Jones and Krongard. All members of the Nominating and Corporate Governance Committee are independent within the meaning of the NASDAQ listing standards. During 2009, the Nominating and Corporate Governance Committee did not meet prior to or subsequent to the Acquisition. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on our website at http://investor.iridium.com/governance.cfm.

The Nominating and Corporate Governance Committee believes that candidates for director should have minimum qualifications, including having the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider other factors, such as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to our affairs, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of our stockholders. However, the Nominating and Corporate Governance Committee can modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, our operating requirements and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, age, skills and such other factors as it deems appropriate given our current needs and those of the Board to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to us during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for NASDAQ purposes, which determination is based upon applicable NASDAQ listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then recommends candidates to the Board for selection.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: c/o Iridium Communications Inc., 6707 Democracy Blvd., Suite 300, Bethesda, MD 20817, Attn: Secretary not less than 90 days but not more than 120 days prior to the anniversary date of the last annual meeting of stockholders. Submissions must include the name and address of the stockholder making the representation, the number of shares of our common stock beneficially owned by such stockholder as of the date of the submission, the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information for the nominee and a description of the proposed nominee’s qualifications as a director. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Our Board has adopted a formal process by which stockholders may communicate with the Board or any of its directors. Stockholders who wish to communicate with the Board or an individual director may send a written communication to the Board or such director addressed to our Secretary at 6707 Democracy Blvd, Suite 300, Bethesda, MD 20817. Each communication must set forth:

•	the name and address of the stockholder on whose behalf the communication is sent; and

•	the number of our shares that are owned beneficially by such stockholder as of the date of the communication.

Each communication will be reviewed by our Secretary to determine whether it is appropriate for presentation to the Board or such director. Examples of inappropriate communications include advertisements, solicitations or hostile communications. Communications determined by our Secretary to be appropriate for presentation to the Board or such director will be submitted to the Board or such director on a periodic basis.

CODE OF ETHICS

We have adopted the Iridium Communications Inc. Code of Business Conduct and Ethics, or the Code, that applies to all of our officers, directors and employees as well as those of our subsidiaries. The Code is available on our website at http://investor.iridium.com/governance.cfm. If we make any substantive amendments to the Code or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

CORPORATE GOVERNANCE GUIDELINES

The Board of Directors has documented our governance practices by adopting Corporate Governance Guidelines, or the Guidelines, to assure that the Board will have the necessary authority and practices in place to review and evaluate our business operations as needed and to make decisions that are independent of our management. The Guidelines are also intended to align the interests of directors and management with those of our stockholders. The Guidelines set forth, among other things, the practices the Board intends to follow with respect to Board composition and selection, Board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and Board committees and compensation. The Guidelines may be viewed at http://investor.iridium.com/governance.cfm.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were timely complied with; except that one report, covering one transaction, was filed 5 days late by Baralonco Limited.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background

Prior to the Acquisition in September 2009, none of our officers received any compensation for service rendered to us. Accordingly, this discussion and analysis relates to the compensation of executive officers of Iridium Holdings who became our executive officers following the Acquisition. These executive officers included Matthew J. Desch, Eric H. Morrison, John S. Brunette, Gregory C. Ewert and John M. Roddy, who are named in the Summary Compensation Table below. We refer to the executive officers named in the Summary Compensation Table as our named executive officers.

The compensation of these executives for the portion of 2009 prior to the Acquisition was determined by Iridium Holdings. Following the Acquisition, we have retained and continued the 2009 compensation structure, components and levels previously established by Iridium Holdings. Prior to the Acquisition, Iridium Holdings was a privately held company and accordingly was not as formal in its compensation practices and policies as many publicly traded companies.

Immediately following the Acquisition, our Board of Directors established a Compensation Committee consisting of Steven B. Pfeiffer, Terry L. Jones, Alvin B. Krongard and Robert H. Niehaus. Messrs. Pfeiffer, Jones and Krongard had also been the members of the compensation committee of Iridium Holdings prior to the Acquisition.

Objectives of Our Compensation Program

Our executive compensation program is designed to achieve the following three primary objectives:

•	to provide a competitive compensation package to attract and retain talented individuals to manage and operate all aspects of our business;

•	to reward the achievement of corporate and individual objectives that promote the growth and profitability of our business; and

•	to align the interests of executive officers with those of our stockholders by providing long-term equity-based compensation.

To meet these objectives, our executive compensation package consists of a mix of base salary, performance-based annual cash incentive bonuses, standard employee benefits and long-term incentives in the form of equity-based awards. We believe that performance-based compensation is an important component of the total executive compensation package for attracting, motivating and retaining high quality executives. Accordingly, a significant portion of the compensation for the named executive officers is in the form of cash compensation that is subject to the achievement of annual performance goals and equity-based compensation that enables them to share in the growth of our company. We do not have formal or informal policies or guidelines for allocating compensation between long-term and currently paid-out compensation, between cash and non-cash compensation, or among different forms of cash compensation or non-cash compensation.

Role of the Chief Executive Officer

Prior to the Acquisition, the chief executive officer of Iridium Holdings, in consultation with the Iridium Holdings compensation committee and its executive compensation consultant, played a significant role in the development of its compensation program. All compensation decisions at Iridium Holdings were recommended by its chief executive officer for the review and approval of the Iridium Holdings compensation committee, with the exception of the compensation of the chief executive officer himself, which was determined by the committee with input from the chief executive officer.

Use of Compensation Consultant

In late 2007, the Iridium Holdings compensation committee engaged a compensation consultant to review its executive compensation structure in anticipation of becoming a publicly traded company. The compensation consultant delivered reports to the committee during the first quarter of 2008 comparing the base salary, bonus, equity compensation, long-term incentives and perquisites paid or provided to Iridium Holdings’ executive officers to the compensation and benefits provided to the executive officers of a number of publicly traded communications and technology companies regarded as comparable to Iridium Holdings. Based on these reports, the Iridium Holdings compensation committee significantly increased the base salaries and target bonus amounts of the named executive officers in 2008 to bring them more in line with those paid by comparable public companies. The Iridium Holdings compensation committee did not use a compensation consultant in connection with 2009 executive compensation, but, in light of the increases in 2008 and prevailing market conditions, the Iridium Holdings compensation committee determined not to further increase salaries or bonus targets for 2009.

After the closing of the Acquisition, our Compensation Committee requested from the compensation consultant an update of the 2008 report focusing in particular on the cash components of the compensation program. The compensation consultant delivered an updated report to the Compensation Committee in October 2009, which compared the base salary and incentive cash bonus opportunity provided to the executive officers of Iridium Holdings who had just become the executive management team of our company to the cash compensation provided to the executive officers of the following communications and technology companies:

•	Intelsat Corporation

•	PAETEC Holding Corp.

•	Time Warner Telecom Inc.

•	Hughes Communications, Inc.

•	Inmarsat Finance plc

•	Loral Space & Communications Inc.

•	ViaSat, Inc.

•	Premiere Global Services Inc.

•	Broadview Networks Holdings, Inc.

•	NeuStar Inc.

•	EMS Technologies, Inc.

•	J2 Global Communications Inc.

•	Geoeye Inc.

•	Globecomm Systems Inc.

•	Globalstar, Inc.

•	SkyTerra Communications, Inc.

•	ORBCOMM Inc.

This list of companies was developed by the compensation consultant and approved by our Compensation Committee. The companies were chosen because they were public companies in the same industry as our company or in related industries and because they were generally comparable with our company in terms of their levels of revenue, EBITDA, net income, assets, market capitalization and number of employees. This list was similar to the list of companies included in the 2008 report, but deleted two of the companies in the earlier report and added seven new companies.

This report concluded that (1) the salary levels for our executive officers were at or somewhat above the median of those at the comparable companies, (2) their target annual bonuses fell between the median and the 75th percentile of those at the comparable companies and (3) their target overall annual cash compensation levels fell between the median and the 75th percentile of those at the comparable companies. Based on the conclusions in this updated report, our Compensation Committee determined not to change the 2009 salary and bonus amounts previously established by Iridium Holdings.

Elements of Executive Compensation

The compensation received by the named executive officers in 2009 consisted of the following elements:

Base Salary

Base salaries for our executive officers are generally based on the scope of their responsibilities, historical performance and individual experience. We also aim to set base salaries at levels generally comparable with those of executives in similar positions and with similar responsibilities at comparable companies as necessary to attract, retain and motivate executives. Base salaries are reviewed annually, and may be further adjusted from time to time.

As discussed above, the Iridium Holdings compensation committee significantly increased executive salaries in 2008 and, in view of those increases, determined to hold salary levels unchanged for 2009. Following the Acquisition, our Compensation Committee did not make any changes to the 2009 base salary levels of the named executive officers in effect prior to the Acquisition.

For 2009, Mr. Desch’s base salary was $675,000, Mr. Morrison’s base salary was $325,000, Mr. Brunette’s base salary was $430,000, Mr. Ewert’s base salary was $340,000 and Mr. Roddy’s base salary was $320,000.

Annual Cash Incentive Bonus Program

We utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. In general, near the beginning of each year, we determine target bonus amounts and performance parameters for our executives, which may be based on company-wide performance or individual performance, or a combination of both. Following the end of the year, we then determine the level of achievement by each executive and the appropriate bonus amount. Historically, all the target performance objectives we have used have been company-wide objectives, with a subjective personal performance factor being applied for each executive at the end of the process when the final bonus amounts are determined. We do not have a policy to attempt to recover cash bonus payments paid to our executive officers if the performance objectives that led to the determination of such payments were to be restated, or found not to have been met to the extent that we originally believed.

In 2009, Iridium Holdings maintained such a performance-based cash incentive bonus program in which all of its employees, including the named executive officers, participated. Our Compensation Committee determined following the Acquisition that it was appropriate to continue this program for the remainder of 2009.

Target Bonuses. Under the terms of the cash incentive bonus program, each participant is assigned a target bonus amount expressed as a percentage of such employee’s base salary. As discussed above, the Iridium Holdings compensation committee determined to leave 2009 target bonus amounts unchanged from the 2008 amounts. The target bonus amounts for 2009 for each named executive officer were:

•	Mr. Desch’s target bonus was equal to 90% of his base salary;

•	the target bonus for each of Messrs. Morrison, Brunette and Ewert was equal to 75% of their respective base salaries; and

•	Mr. Roddy’s target bonus was equal to 60% of his base salary.

Determination of the 2009 Bonus Pool. Each year, the individual bonus targets of each employee in the bonus program are added together to establish the “annual bonus pool target” for the program. The actual bonus pool for the applicable year is funded based on the level of achievement of pre-established company-wide financial performance goals and organizational imperatives. When the level of achievement of financial performance goals and organizational imperatives has been verified by our Compensation Committee following the end of the year, the achieved financial performance goals and organizational imperatives are added together to determine the total “corporate target bonus factor,” expressed as a percentage between 0% and the maximum potential percentage, which was 170% in 2009. This corporate target bonus factor is then multiplied by the annual bonus pool target to compute the total bonus pool.

The financial performance goals for Iridium Holdings for 2009 consisted of:

•	a company-wide revenue target of $344.2 million, weighted at 20% of the annual bonus pool target, with:

•	achievement below 95% of the target resulting in no funding of the bonus pool;

•	achievement of at least 95% of the target but less than 100% resulting in funding based on a sliding scale between 0% and 20% of the bonus pool; and

•	achievement between 100% and 116% of the target resulting in funding based on a sliding scale between 20% and 40% of the bonus pool; and

•	an adjusted Operational EBITDA target of $133.9 million, weighted at 50% of the annual bonus pool target, with:

•	achievement below 92% of the target resulting in no funding of the bonus pool;

•	achievement of at least 92% of the target but less than 100% resulting in funding based on a sliding scale between 0% and 50% of the bonus pool; and

•	achievement between 100% and 120% of the target resulting in funding based on a sliding scale between 50% and 100% of the bonus pool.

Operational EBITDA for Iridium Holdings was defined as earnings before interest; income taxes; depreciation and amortization; Iridium NEXT revenue and expenses; and expenses associated with the Acquisition. Our Compensation Committee, in measuring our achievement of Operational EBITDA following the end of 2009, determined that it would be fair and appropriate also to exclude from the calculation adjustments of approximately $9.6 million attributable to purchase accounting as a result of the Acquisition. This decision reflected our Compensation Committee’s view that these expenses would not have been incurred had Iridium Holdings remained an independent company and that including these expenses would unfairly punish the participants since the original target did not contemplate expenses of this nature.

Organizational imperatives accounted for the remaining 30% of the annual bonus pool target. The organizational imperatives for 2009 were:

•

core organizational imperatives, consisting of the successful completion of activities leading to a successful vote by the stockholders of our company on the Acquisition and the subsequent transition of Iridium Holdings to being a public company, weighted at 15% of the target bonus pool; and finalizing an agreement with a prime contractor for the development of Iridium NEXT, weighted at 15% of the bonus pool; and

•

stretch organizational imperatives, consisting of delivering beneficial tax treatment for the unitholders of Iridium Holdings, either through the closing of the Acquisition or otherwise, which would add an additional 15% to the bonus pool; and the successful closing of a secondary payload agreement, which would add an additional 15% to the bonus pool.

The organizational imperatives were individually weighted as shown above and were to contribute between 0% of the total funding of the bonus pool if no organizational imperatives were achieved and 60% if all organizational imperatives were achieved.

The 2009 bonus pool was funded at 80% of the target bonus pool, reflecting (i) none of the 20% attributable to the company-wide revenue target, since revenues were less than 95% of that target, (ii) all of the 50% attributable to the achievement of the adjusted Operational EBITDA target, since we achieved $133.9 million, which was 100% of the target, and (iii) all of the 30% attributable to the achievement of the organizational imperatives, since we achieved one of the core imperatives, the completion of the Acquisition, which was worth 15% of the pool, and also achieved one of the stretch imperatives, delivering beneficial tax treatment to unitholders of Iridium Holdings, which was worth an additional 15%.

Determination of Individual Bonuses for 2009. Once the actual amount of the bonus pool has been determined, our Compensation Committee determines a “personal bonus factor” for each executive participating in the program. This personal bonus factor can be between 0% and 150%.

For the named executive officers other than himself, Mr. Desch has the discretion to recommend to the Compensation Committee, based on his assessment of the executive’s performance during the year, that it vary the personal performance factor of each executive above or below 100%. The Compensation Committee then makes its own determination whether or not to accept Mr. Desch’s recommendation. In making their respective assessments, Mr. Desch and the Compensation Committee independently consider individual performance goals communicated to the executive during the year, which include factors such as the introduction of new products, the achievement of sales goals for existing products, exhibiting strong leadership skills, expanding international licenses, execution of new partnering agreements, increasing inventory efficiency and improving overall customer satisfaction. None of these goals is individually weighted and Mr. Desch may take other factors into account in recommending to the Compensation Committee the amount of bonus to award and the Compensation Committee may utilize these or other factors in determining whether or not to accept or adjust Mr. Desch’s recommendation.

In the case of Mr. Desch, the Compensation Committee makes its own independent evaluation of his personal performance in determining his personal bonus factor.

Each executive’s incentive bonus will then be then calculated based on his target bonus multiplied by the corporate target bonus factor multiplied by that executive’s personal bonus factor. For example, if an executive had a base salary of $200,000 and a target bonus equal 50% of his base salary, such executive’s target bonus would be $100,000. If we achieve a corporate target bonus factor of 90%, the executive’s bonus should equal 90% of his target bonus, or 45% of base salary, for a total bonus of $90,000. However, Mr. Desch might recommend or the Compensation Committee might apply a personal bonus factor other than 100% to the annual bonus the executive would have otherwise earned. In this example, if Mr. Desch recommended a personal factor of 120% for the executive, and the Compensation Committee agreed with his recommendation, the executive’s annual bonus would be 120% of $90,000, or $108,000.

For 2009, Messrs. Desch, Morrison, Brunette, Ewert and Roddy earned cash incentive bonuses of $486,000, $214,500, $258,000, $193,800 and $145,920, respectively. In the case of Messrs. Desch, Morrison, Brunette, Ewert and Roddy, the cash incentive bonus was calculated by multiplying such named executive officer’s target bonus by 80% and then multiplying that result by a personal bonus factor of 100%, 110%, 100%, 95% and 95%, respectively.

Equity-Based Incentive Compensation

We utilize stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of an executive’s total compensation package in the form of equity awards helps to align the incentives of the executives with the interests of our stockholders. Our practice in general is to make these awards subject to time-based vesting, which we believe helps to retain executives and motivate them. We do not have any stock ownership guidelines or requirements for our executive officers.

Iridium Holdings was a limited liability company. Because it was not a corporation and because of its pass-through tax status, Iridium Holdings used a variety of equity and equity-like awards other than stock options to provide long-term incentives to its executives. These are discussed in the following paragraphs to the extent they were granted in 2009 or provided value to any of the named executive officers at the time of the Acquisition.

Treatment of Previously Granted Phantom Profits Interests in Iridium Holdings. In 2006, Iridium Holdings granted phantom profits interests to Messrs. Desch and Roddy in connection with their employment. The phantom profits interests provided that Messrs. Desch and Roddy would be entitled to receive cash payments as if they held a 2.5%

and a 0.5% ownership interest in Iridium Holdings, respectively, and were therefore entitled to receive distributions from Iridium Holdings, but in each case only once such distributions exceeded a designated threshold amount. The threshold amount was intended to reflect an estimate of the value of Iridium Holdings at the time of the award and the awards were intended, among other things, to provide Messrs. Desch and Roddy an interest in the appreciation of the value of Iridium Holdings in the event of a transaction like the Acquisition.

Each of the phantom profits interests was granted subject to a time-based vesting schedule, with vesting over four years in the case of Mr. Desch and over three years in the case of Mr. Roddy, but also provided that the phantom profits interests would become fully vested upon the closing of a transaction such as the Acquisition. Pursuant to the terms of the phantom profits interests, they were cashed out in full upon the closing of the Acquisition for amounts reflecting their net value over the specified thresholds. The amount of these cash payments were $4,483,698 in the case of Mr. Desch and $179,518 in the case of Mr. Roddy.

Treatment of Previously Granted Employee Holdings LLC Units. In 2008, Mr. Desch, along with several other employees, was awarded units in Employee Holdings LLC, or Employee Holdings. The assets of Employee Holdings consisted entirely of Class B units in Iridium Holdings. Mr. Desch received 39,582 units of Employee Holdings, each representing one Iridium Holdings Class B unit. The units provided that Mr. Desch would be indirectly entitled to receive distributions from Iridium Holdings, but only after such distributions exceeded a designated threshold amount. The threshold amount was intended to reflect an estimate of the value of Iridium Holdings at the time of the award and the awards were intended, among other things, to provide the recipients an interest in the appreciation of the value of Iridium Holdings Class B units in the event of a transaction like the Acquisition.

The units were granted subject to a time-based vesting schedule, with 25% of the units granted to Mr. Desch being fully vested on the grant date and the remaining 75% vesting ratably over three years, with the units becoming fully vested upon the closing of a transaction such as the Acquisition. Iridium Holdings elected in connection with the Acquisition to permit Mr. Desch and the other holders of these units to make what amounted to a net exercise or settlement to realize the net value of the units. Accordingly, immediately prior to the closing of the Acquisition, the units were reduced to a lesser number of units not subject to a threshold amount based on a ratio intended to maintain the same economic benefit for the units. The reduced number of units Mr. Desch received was the indirect equivalent of 7,923 Iridium Holdings Class B units. The related Class B units were exchanged in the Acquisition for consideration of $660,515 in cash and 151,993 shares of our common stock.

Treatment of Previously Granted Iridium Employee Holdings LLC Units. Over the last several years, Messrs. Morrison and Ewert, along with several other employees, were awarded units in Iridium Employee Holdings LLC, or Iridium Employee Holdings. Mr. Morrison was granted a total of three awards, one of 125 units in 2001, one of 125 units in 2005 and one of 750 units in 2006. Mr. Ewert was granted one award of 1,000 units in 2005. The assets of Iridium Employee Holdings consisted entirely of Class B units in Iridium Holdings. Each Iridium Employee Holdings unit represented 15.484 Iridium Holdings Class B units. The units provided that Messrs. Morrison and Ewert would be indirectly entitled to receive distributions from Iridium Holdings, but in the case of the 2005 and 2006 grants, only once such distributions exceed a designated threshold amount. The threshold amount was intended to reflect an estimate of the value of Iridium Holdings at the time of the respective award and the awards were intended, among other things, to provide the recipients an interest in the appreciation of the value of Iridium Holdings Class B units in the event of a transaction like the Acquisition.

The units were fully vested by the time of the Acquisition pursuant to their time-based vesting schedule. Iridium Holdings elected in connection with the Acquisition to permit the holders of these units, including Messrs. Morrison and Ewert, to make what amounted to a net exercise or settlement to realize the net value of the units. Accordingly, immediately prior to the closing of the Acquisition, the units were reduced to a lesser number of units not subject to a threshold amount based on a ratio that maintained the same economic benefit for all such units. The reduced number of units was the indirect equivalent of 14,608 Iridium Holdings Class B units in the case of Mr. Morrison and 14,481 Iridium Holdings Class B units in the case of Mr. Ewert. The related Class B units were exchanged in the Acquisition for consideration of $1,217,738 in cash and 280,218 shares of our common stock in the case of Mr. Morrison and $1,207,193 in cash and 277,791 shares of our common stock in the case of Mr. Ewert.

Stock Option Grants. Following the Acquisition, only some of our executives had any equity interest in our company, which they received in the Acquisition as partial consideration for their previous interests in Iridium Holdings. Accordingly, in order to retain our executives and employees and further align their interests with those of our stockholders, our Compensation Committee determined in November 2009 following the Acquisition that it was appropriate to make a company-wide grant of options to acquire shares of our common stock. These grants were made to all employees, including the named executive officers who joined our company at the time of the Acquisition. These options have an exercise price of $8.73 per share, the closing price of our common stock on the date of grant, and vest 25% on the first anniversary of grant and the remaining 75% thereafter in 12 equal quarterly installments, except for Mr. Morrison’s option, which vests 50% on the first anniversary of grant and the remaining 50% thereafter in four equal quarterly installments. The following table indicates the number of options granted to each of the named executive officers in November 2009:

Name	Number of Shares Underlying Options
Matthew J. Desch	400,000
Eric H. Morrison	67,500
John S. Brunette	135,000
Gregory C. Ewert	135,000
John M. Roddy	135,000
Scott L. Bok	—
Robert H. Niehaus	—
Harold J. Rodriguez, Jr.	—

Severance Benefits

In connection with the commencement of their employment prior to the Acquisition, each of the named executive officers individually negotiated the severance provisions set forth in their respective employment agreements or employment letter agreements that are applicable under various termination scenarios, including termination without cause, termination for good reason or constructive discharge and termination in connection with a change in control. These provisions are discussed more fully in the section below under the heading “—Potential Payments upon Termination or Change in Control.”

401(k) Plan

Our employees, including our named executive officers, are eligible to participate in our 401(k) plan. Our 401(k) plan is intended to qualify as a tax qualified plan under Section 401 of the Internal Revenue Code of 1986, as amended, or the Code. Our 401(k) plan provides that each participant may contribute a portion of his or her pretax compensation, up to a statutory limit, which for most employees is $16,500 in 2009, with a larger “catch up” limit for older employees. Employee contributions are held and invested by the plan’s trustee. We match employee contributions dollar for dollar up to 5% of an employee’s salary, with a maximum match per employee of $12,250 in each calendar year.

Other Benefits and Perquisites

Under the terms of his employment agreement with Iridium Holdings, which we effectively assumed in the Acquisition, Mr. Desch is entitled to a leased automobile at our expense and we reimburse Mr. Desch for the annual dues at a Washington, D.C.-area country club.

We provide medical insurance, dental insurance, vision coverage, life insurance and accidental death and dismemberment insurance benefits to all full-time employees, including our named executive officers. These benefits are available to all employees, subject to applicable laws. Our executive officers generally do not receive any perquisites, except for the benefits described above for Mr. Desch. In addition, from time to time, we have provided relocation expenses in connection with the relocation of executive officers. We do not make available to any employees any defined benefit pension or nonqualified deferred compensation plan or arrangement.

Deductibility of Executive Compensation; Code Section 162(m)

One or more executive officer’s annual compensation may exceed $1.0 million. Code Section 162(m) denies a federal income tax deduction for specified compensation in excess of $1.0 million per year paid to the chief executive officer and the three other most highly paid executive officers, other than a company’s chief executive officer and chief financial officer, of a publicly traded corporation. Some types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. Our policy is to qualify compensation paid to our executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, our Compensation Committee may authorize compensation that would not be deductible under Section 162(m) or otherwise if it determines that such compensation is in the best interests of our company and its stockholders.

Accounting Considerations

Any equity compensation expense will be accounted for under accounting rules that require a company to estimate and record an expense for each award of equity compensation over the service period of the award.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2009, the members of our Compensation Committee were Messrs. Pfeiffer, Jones, Krongard and Niehaus, none of whom is a current or former employee of our company or of Iridium Holdings. During 2009 prior to the Acquisition, the members of the Iridium Holdings compensation committee were Messrs. Pfeiffer, Jones and Krongard. Mr. Niehaus served as our chief executive officer from September 20, 2009 until the closing of the Acquisition on September 29, 2009 and as our senior vice president from our formation in 2007 through the closing of the Acquisition.

For information about related-party transactions with Mr. Niehaus and his affiliates, see “Certain Relationships and Related Transactions and Director Independence.” None of the other members of our Compensation Committee had a direct or indirect material interest in any related-party transaction involving our company or Iridium Holdings.

No interlocking relationships exist between our Board of Directors or our Compensation Committee and the Board of Directors or the compensation committee of any other entity. None of our executive officers serves, or in the past year has served, as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or our Compensation Committee or on the Board of Directors or compensation committee of Iridium Holdings.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2009. Based on the review and discussions, the Compensation Committee approved the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K for the year ended December 31, 2009.

Respectfully submitted,

COMPENSATION COMMITTEE

Steven B. Pfeiffer, Chairman
Terry L. Jones
Alvin B. Krongard
Robert H. Niehaus

EXECUTIVE COMPENSATION

The following information regarding 2009 compensation to our named executive officers includes both compensation they received from Iridium Holdings prior to the Acquisition in September 2009 and compensation they received from us after they joined our executive team following the Acquisition. Information regarding 2008 compensation includes only compensation they received from Iridium Holdings. Prior to the Acquisition, none of our officers received any compensation for service rendered to us.

The named executive officers consist of our chief executive officer, our chief financial officer, our other three most highly compensated executive officers during 2009, and three other individuals who served as our chief executive officer or chief financial officer during 2009 prior to the Acquisition.

Summary Compensation Table

The following table shows the total compensation earned by the named executive officers in 2008 and 2009.

Name and Principal Position	Year	Salary (1)	Equity Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation		Total
Matthew J. Desch, Chief Executive Officer	2009	$675,000	—	$2,246,964	$486,000	$23,353	(5)	$3,431,317
	2008	675,000	$3,573,953	—	759,375	32,389	(5)	5,040,717

Eric H. Morrison, Chief Financial Officer	2009	325,000	—	364,635	214,500	12,250	(6)	916,385
	2008	325,000	—	—	304,688	11,500	(6)	641,188

John S. Brunette, Chief Legal and Administrative Officer	2009	430,000	—	758,350	258,000	12,250	(7)	1,458,600
	2008	430,000	539,741	—	258,000	4,480	(7)	1,232,221

Gregory C. Ewert, Executive Vice President of Global Distribution Channels	2009	340,000	—	758,350	193,800	12,250	(6)	1,304,400
	2008	340,000	—	—	318,750	11,500	(6)	670,250

John M. Roddy, Executive Vice President for Global Operations and Product Development	2009	320,000	—	758,350	145,920	12,250	(8)	1,236,520
	2008	320,000	—	—	240,000	40,871	(8)	600,871

Scott L. Bok, former chief executive officer(9)	2009	—	—	—	—	25,000	(10)	25,000
	2008	—	—	—	—	—		—

Robert H. Niehaus, former chief executive officer(11)	2009	—	—	—	—	25,000	(10)	25,000
	2008	—	—	—	—	—		—

Harold J. Rodriguez, Jr., former chief financial officer(12)	2009	—	—	—	—	—		—
	2008	—	—	—	—	—		—

(1)	The amounts in this column for 2009 reflect the following amounts of salary paid by Iridium Holdings to the respective executive for the period prior to the Acquisition: $506,250 to Mr. Desch, $243,750 to Mr. Morrison, $322,500 to Mr. Brunette, $255,000 to Mr. Ewert and $240,000 to Mr. Roddy; plus the following amounts of salary paid by us to the respective executive for the period following the Acquisition: $168,750 to Mr. Desch, $81,250 to Mr. Morrison, $107,500 to Mr. Brunette, $85,000 to Mr. Ewert and $80,000 to Mr. Roddy.
(2)	The amounts in this column for 2008 reflect the aggregate dollar amount of the accounting expenses that were recognized in 2008 and will be recognized in subsequent years for financial statement reporting purposes with respect to LLC units in Employee Holdings granted in 2008. Pursuant to SEC rules, these amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 2 to Iridium Holdings’ consolidated financial statements for the year ended December 31, 2008.
(3)	The amounts in this column for 2009 reflect the aggregate dollar amount of the accounting expense that will be recognized in 2009 and subsequent years for financial statement reporting purposes with respect to stock options granted in 2009. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 2 to our consolidated financial statements for the year ended December 31, 2009.
(4)	The amounts in this column reflect cash incentive bonuses earned during the respective year and paid during the first quarter of the following year.
(5)	Consists in 2008 of $11,500 in 401(k) matching contributions, $8,889 of company-paid expenses for personal use of a leased automobile and $12,000 in reimbursement of country club dues. Consists in 2009 of $12,250 in 401(k) matching contributions, $3,803 of company-paid expenses for personal use of a leased automobile and $7,300 in reimbursement of country club dues.
(6)	Consists of 401(k) matching contributions.
(7)	Consists of 401(k) matching contributions.
(8)	Includes 401(k) matching contributions of $11,500 in 2008 and $12,250 in 2009 and relocation assistance valued at $29,371 in 2008.
(9)	Mr. Bok served as chief executive officer of our company until September 20, 2009.
(10)	Mr. Bok and Mr. Niehaus each received directors fees of $25,000 for their service on our Board for the period following the Acquisition through the end of 2009. These fees are also reflected in the Director Compensation for 2009 table below.
(11)	Mr. Niehaus served as chief executive officer of our company from September 20, 2009 until the closing of the Acquisition.
(12)	Mr. Rodriguez served as chief financial officer of our company until the closing of the Acquisition.

Grants of Plan-Based Awards for 2009

The following table sets forth information relating to grants of plan-based incentive awards to the named executive officers in 2009.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Number of Shares Underlying Option Awards (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)(2)
		Threshold ($)	Target ($)	Maximum ($)
Matthew J. Desch	(3)	—	607,500	1,549,125	400,000	8.73	2,246,964
Eric H. Morrison	(3)	—	243,750	621,563	67,500	8.73	364,635
John S. Brunette	(3)	—	322,500	822,375	135,000	8.73	758,350
Gregory C. Ewert	(3)	—	255,000	650,250	135,000	8.73	758,350
John M. Roddy	(3)	—	192,000	489,600	135,000	8.73	758,350
Scott L. Bok	—	—	—	—	—	—	—
Robert H. Niehaus	—	—	—	—	—	—	—
Harold J. Rodriguez, Jr.	—	—	—	—	—	—	—

(1)	These amounts represent the target and maximum payments for each named executive officer under the Iridium Holdings 2009 performance-based cash incentive bonus program. There were no minimum or threshold amounts under this program.
(2)	The amounts in this column reflect the aggregate dollar amount of the accounting expense that will be recognized in 2009 and subsequent years for financial statement reporting purposes with respect to stock options granted in 2009. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 11 to our consolidated financial statements for the year ended December 31, 2009.
(3)	All non-equity incentive awards were granted on February 24, 2009 and all stock options were granted on November 19, 2009.

Outstanding Equity Awards at 2009 Year-End

The following table sets forth the equity-based awards held by the named executive officers that were outstanding on December 31, 2009.

Name	Option Awards
	Number of Shares Underlying Unexercised Options (#)		Option Exercise Price ($/Share)	Option Expiration Date
	Exercisable (1)	Unexercisable (1)
Matthew J. Desch	—	400,000	8.73	11-19-2019
Eric H. Morrison	—	67,500	8.73	11-19-2019
John S. Brunette	—	135,000	8.73	11-19-2019
Gregory C. Ewert	—	135,000	8.73	11-19-2019
John M. Roddy	—	135,000	8.73	11-19-2019
Scott L. Bok	—	—	—	—
Robert H. Niehaus	—	—	—	—
Harold J. Rodriguez, Jr.	—	—	—	—

(1)	All options shown vest 25% on November 19, 2010, the first anniversary of their grant date, and the remaining 75% thereafter in 12 equal quarterly installments, except for Mr. Morrison’s option, which vests 50% on November 19, 2010 and the remaining 50% thereafter in four equal quarterly installments.

Option and SAR Exercises in 2009

The following table sets forth, for each named executive officer, equity awards similar to stock appreciation rights, or SARS, exercised during 2009. No named executive officer exercised any options in 2009.

Name	SAR Exercises
	Number of Iridium Holdings Units Acquired on Exercise (#)		Value Realized on Exercise (3) ($)
Matthew J. Desch	39,582	(1)	2,180,445
	39,582	(2)	4,483,698
Eric H. Morrison	15,484	(1)	4,019,919
John S. Brunette	—		—
Gregory C. Ewert	15,484	(1)	3,985,103
John M. Roddy	7,976	(2)	179,518
Scott L. Bok	—		—
Robert H. Niehaus	—		—
Harold J. Rodriguez, Jr.	—		—

(1)	Reflects the number of Iridium Holdings Class B units underlying the total (gross) number of units of Employee Holdings and Iridium Employee Holdings held by the executive prior to the Acquisition, before giving effect to the reduction of the number of units actually received by the executive at the time of the Acquisition in a transaction akin to a net exercise, as described under the caption “—Compensation Discussion and Analysis—Elements of Executive Compensation—Equity-Based Incentive Compensation”. The reduced (net) number of Iridium Class B units indirectly received by the executives at the time of the Acquisition was 7,923 in the case of Mr. Desch, 14,608 in the case of Mr. Morrison and 14,481 in the case of Mr. Ewert.
(2)	Reflects the gross number of Iridium Holdings Class B units equivalent to the executive’s phantom profits interests in Iridium Holdings prior to the closing of the Acquisition.
(3)	Reflects the value realized upon the exchange of the underlying Iridium Holdings Class B units for cash and shares of our common stock in the Acquisition. Also reflects, in the case of Mr. Desch and Mr. Roddy, the amounts they received upon the cash-out of their phantom profits interests in Iridium Holdings at the closing of the Acquisition.

Employment Agreements

Mr. Desch’s Employment Agreement

Iridium Holdings entered into an employment agreement with Mr. Desch in September 2006 pursuant to which he served as Iridium Holdings’ Chief Executive Officer. We assumed this agreement by virtue of the Acquisition and it was immaterially amended in February 2010. The agreement has an initial term of four years ending September 17, 2010 and will automatically renew for an additional two year term unless we or Mr. Desch give written notice of intent not to renew the agreement not more than six months prior to the renewal date. The employment agreement provides for payment of a base salary of no less than $550,000, which must be increased each year by at least the same percentage the consumer price index for the Washington, D.C.- Baltimore metro area increases for that year. Pursuant to his employment agreement, Mr. Desch is entitled to participate in our annual incentive plan with a target award of up to 70% of his then base salary as determined by our Compensation Committee and based upon performance goals set by the Compensation Committee for the year.

Mr. Desch is eligible to participate in employee benefit plans made available to other senior executives. In addition, we are required to provide him with an automobile and pay all the related expenses and reimburse him for the cost of annual dues for a private club of his choice in the metropolitan Washington, D.C. area.

In his employment agreement, Mr. Desch has agreed not to compete with us nor solicit our employees for alternative employment during the term of his agreement and for a period of one year after termination of employment by us for cause or if he voluntarily terminates his employment without good reason.

Mr. Desch’s employment agreement provides for payments upon specified terminations of his employment. For a description of these termination provisions, whether or not following a change in control, and a quantification of benefits that would be received see the heading “—Potential Payments upon Termination or Change in Control” below.

Other than the agreement with Mr. Desch, we do not have any other employment agreements with other named executive officers. However, Iridium Holdings had entered into employment letter agreements with the other named executive officers set forth below, which we have assumed by virtue of the Acquisition.

Employment Letter Agreements for Other Named Executive Officers

Mr. Morrison. Mr. Morrison entered into an employment letter agreement with Iridium Holdings on April 25, 2006, pursuant to which he served as its Executive Vice President and Chief Financial Officer. We assumed this employment letter agreement by virtue of the Acquisition. The employment letter agreement provides for an initial base salary of $260,000 and participation in our annual incentive plan with a target award of up to 35% of base salary as determined by our Compensation Committee and based upon performance goals set by the Compensation Committee for the year.

Mr. Brunette. Mr. Brunette entered into an employment letter agreement with Iridium Holdings on December 6, 2007 to serve as its Chief Administrative Officer and General Counsel. We assumed this employment letter agreement by virtue of the Acquisition. The employment letter agreement provides for payment of a base salary of $335,000 and participation in our annual incentive plan with a target award of up to 35% of his then base salary as determined by our Compensation Committee and based upon performance goals set by the Compensation Committee for the year.

Mr. Ewert. Mr. Ewert entered into an employment letter agreement with Iridium Holdings on September 30, 2004 to serve as its Executive Vice President of Marketing and Business Development. We assumed this employment letter agreement by virtue of the Acquisition. The employment letter agreement provides for payment of a base salary of $200,000 and participation in our annual incentive plan with a target award of up to 60% of his then base salary as determined by our Compensation Committee and based upon performance goals set by the Compensation Committee for the year.

Mr. Roddy. Mr. Roddy entered into an employment letter agreement with Iridium Holdings on August 1, 2007 to serve as its Executive Vice President of Customer Care, Gateway and Network Operations. We assumed this agreement by virtue of the Acquisition. The employment letter agreement provides for payment of a base salary of $260,000 and participation in our annual incentive plan with a target award of up to 35% of his then base salary as determined by our Compensation Committee and based upon performance goals set by the Compensation Committee for the year.

Each of the employment letter agreements provides for payments upon specified terminations of the executive’s employment. For a description of these termination provisions, and a quantification of benefits that would be received see the heading “—Potential Payments upon Termination or Change in Control” below.

Potential Payments upon Termination or Change in Control

Severance Payments.

The section below describes the payments that may be made to the named executive officers in connection with a change in control or pursuant to specified termination events. In the absence of an employment agreement or employment letter agreement to the contrary, the named executive officers are employed “at-will” and are not entitled to any payments upon termination or a change in control other than their accrued but unpaid salary or benefits.

Matthew J. Desch. The employment agreement for Mr. Desch, described above, provides for payments to him in the event of the termination of his employment in the scenarios described below.

Termination by reason of death. In the case of Mr. Desch’s death, we are required to continue to pay to Mr. Desch’s estate his base salary as of the date of death for a period of six months following his death and continue benefits to his spouse in accordance with the terms of our benefit plans.

Termination without cause, for good reason or in connection with a change in control. In the event that we terminate Mr. Desch’s employment without cause, Mr. Desch terminates employment for good reason, or his employment is terminated in connection with a change in control, each as defined in his employment agreement, we are required to pay, or provide, to him in a lump sum, 100% of his base salary as in effect on the date of termination of employment plus 100% of his annual bonus amount under his employment agreement for the year of termination, assuming all performance targets and objectives had been met. Also, we must provide Mr. Desch with health insurance or reimburse him for the cost of his COBRA payments for one year following termination of employment or until he is covered under a new employer’s health plan, whichever comes first.

Eric H. Morrison. The employment letter agreement for Mr. Morrison provides that he may be terminated by us for any reason upon 30 days’ written notice. However, in the event he is terminated by us without cause or he terminates his employment as a result of a constructive discharge, he will be entitled to three months of salary continuation based upon his then current rate of pay. In addition, in the event his employment is terminated by us without cause or he terminates his employment as a result of constructive discharge, he will be entitled to receive a pro-rated portion of his target bonus amount for the year of termination based upon the actual achievement of plan targets for the year of termination. For purposes of his employment letter agreement, constructive discharge is defined as the assignment of duties materially inconsistent with his position, authority, duties or responsibilities, or a substantially adverse alteration in the nature or status of his responsibilities.

John S. Brunette. The employment letter agreement for Mr. Brunette provides that he may be terminated by us for any reason upon 30 days’ written notice. However, in the event his employment is terminated by us without cause or he terminates his employment as a result of constructive discharge, he will be entitled receive a pro-rated portion of his target bonus amount for the year of termination based upon the actual achievement of plan targets for the year of termination. For purposes of his employment letter agreement, constructive discharge is defined as the assignment of duties materially inconsistent with his position, authority, duties or responsibilities, or a substantially adverse alteration in the nature or status of his responsibilities.

Gregory C. Ewert. The employment letter agreement for Mr. Ewert provides that in the event his employment is terminated as a result of a change in control, he will be entitled to continuation of his then current base salary for a period of six months following termination of employment.

John M. Roddy. The employment letter agreement for Mr. Roddy provides that he may be terminated by us for any reason upon 30 days’ written notice. However, in the event he is terminated by us without cause by or he terminates his employment as a result of constructive discharge, he will be entitled to salary continuation for a period of six months following termination of employment. If, after the six month period, Mr. Roddy has not found suitable employment, the salary continuation payments will continue for up to an additional three months or until Mr. Roddy finds suitable employment, whichever comes first. In addition, in the event his employment is terminated by us without cause or he terminates his employment as a result of constructive discharge, he will be entitled to receive a pro-rated portion of his target bonus amount for the year of termination based upon the actual achievement of plan targets for the year of termination. For purposes of his employment letter agreement, constructive discharge is defined as the assignment of duties materially inconsistent with his position, authority, duties or responsibilities, or a substantially adverse alteration in the nature or status of his responsibilities.

Estimated Current Value of Post-Employment Severance Benefits

The following table shows payments that would be made to each named executive officer in the event of a termination of employment on December 31, 2009 under different scenarios.

Executive	Death		Without Cause or for Good Reason/ Constructive Discharge		Involuntary termination in connection with a Change in Control
Matthew J. Desch	$343,600	(1)	$1,294,700	(2)	$1,294,700	(2)
Eric H. Morrison	—		81,250	(3)	—
John S. Brunette	—		322,500	(4)	—
Gregory C. Ewert	—		—		170,000	(1)
John M. Roddy	—		240,000	(5)	—
Scott L. Bok	—		—		—
Robert H. Niehaus	—		—		—
Harold J. Rodriguez, Jr.	—		—		—

(1)	Equal to 6 months of salary and continuation of health benefits for his spouse for 6 months.
(2)	Equal to the sum of 12 months of base salary, annual bonus at target level and continuation of health benefits for 12 months.
(3)	Equal to 3 months of salary.
(4)	Equal to annual target bonus.
(5)	Equal to 9 months of salary.

Director Compensation for 2009

The following table provides summary information concerning compensation paid or accrued by us during 2009 to or on behalf of our directors and those of Iridium Holdings for services rendered during 2009. The amounts in the table include both compensation received from Iridium Holdings prior to the Acquisition in September 2009 and compensation received from us after the Acquisition. In 2009, the outside directors of Iridium Holdings were entitled to an annual cash retainer of $100,000, paid quarterly, and we maintained that policy following the Acquisition. None of the directors received any compensation other than their cash retainer in consideration for their service on our Board or that of Iridium Holdings. Mr. Desch, who is a named executive officer in addition to being a director, did not receive any separate compensation for service in his capacity as a director and accordingly he is not included in this table.

Name	Fees Earned or Paid in Cash (1)

J. Darrel Barros	$25,000

Thomas C. Canfield	25,000

Peter M. Dawkins	25,000

Terry L. Jones	25,000

Alvin B. Krongard	116,667

Steven B. Pfeiffer	25,000

Parker W. Rush	25,000

Scott L. Bok	25,000

Robert H. Niehaus	25,000

Kevin P. Clarke(2)	—

(1)	All fees in this column were paid by us following the Acquisition, except in the case of Mr. Krongard. The amount for Mr. Krongard reflects $91,667 of fees paid by Iridium Holdings for the period prior to the Acquisition plus $25,000 of fees paid by us for the period following the Acquisition.
(2)	Mr. Clarke resigned from our Board of Directors upon the closing of the Acquisition on September 29, 2009.

We adopted a new compensation policy for non-employee directors effective January 1, 2010. Under this policy, each non-employee director is eligible to receive an annual retainer of $140,000 for serving on the Board of Directors. In addition, an annual retainer of $50,000 is awarded for serving as the Chairman of the Board, an annual retainer of $20,000 is awarded for serving as the Chairman of the Audit Committee, an annual retainer of $15,000 is awarded for serving as the Chairman of the Compensation Committee and an annual retainer of $7,500 is awarded for serving as the Chairman of the Nominating and Corporate Governance Committee.

At the election of each non-employee director, the $140,000 retainer for serving on the Board of Directors may be paid entirely in stock options, restricted stock or restricted stock units or some combination of these instruments and up to $50,000 in cash. In addition, at the election of the non-employee director, the retainers for serving as Chairman of the Board or chairman of a committee may be paid in either restricted stock units, cash or a combination of both.

Any cash component of the compensation is paid, and any equity component vests, on a quarterly basis. Until six months after the termination of the director’s service or upon a specified change of control of our company, if it occurs earlier, the directors may not sell any of these shares of restricted stock or stock acquired upon the exercise of these options and may not settle any of these restricted stock units.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of February 25, 2010 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of shares	Percentage

5% Holders
Baralonco Limited(2)	11,648,080	16.6%
Greenhill & Co., Inc.(3)	12,924,016	17.4
Integrated Core Strategies (US) LLC(4)	5,350,620	7.1
Syndicated Communications, Inc.(5)	5,280,580	7.5
Syndicated Communications Venture Partners IV, L.P.(6)	4,030,855	5.7
T. Rowe Price Associates, Inc.(7)	4,377,600	6.2

Executive Officers and Directors
Matthew J. Desch(8)	223,493	*
Eric H. Morrison	280,218	*
John S. Brunette	—	*
Gregory C. Ewert	277,791	*
John M. Roddy	—	*
Robert H. Niehaus(9)	601,967	*
Scott L. Bok(10)	931,234	1.3
Thomas C. Canfield(11)	91,451	*
Brigadier Gen. Peter M. Dawkins (Ret.)(12)	2,920	*
Terry L. Jones(13)	4,033,743	5.7
Alvin B. Krongard(14)	32,572	*
Steven B. Pfeiffer(15)	3,788	*
J. Darrel Barros(16)	2,888	*
Parker W. Rush(17)	90,199	*
Harold J. Rodriguez, Jr.(18)	—	*
All directors and executive officers as a group (18 persons)(19)	6,750,422	9.5

*	Less than 1% of the outstanding shares of common stock.
(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 70,247,701 shares outstanding on February 25, 2010.
(2)	This information has been obtained from a Schedule 13D filed on October 8, 2009 by Baralonco Limited and its sole owner, Khalid bin Abdullah bin Abdulrahman. According to the Schedule 13D, Khalid bin Abdullah bin Abdulrahman shares voting and dispositive power with respect to the shares held by Baralonco Limited. The principal business address of Baralonco Limited is: Craigmuir Chambers, P.O. Box 71, Road Town, Tortola, British Virgin Islands VG1110.
(3)	This information has been obtained from a Schedule 13G/A filed on February 10, 2010 by Greenhill & Co., Inc., or Greenhill. According to the Schedule 13G/A, Greenhill has sole voting and dispositive power with respect to 12,924,106 shares of our common stock, which include 4,000,000 shares underlying immediately exercisable warrants. Mr. Bok, one of our directors, is a managing director of Greenhill. Mr. Niehaus, a director of our company, is Chairman of Greenhill Capital Partners. Mr. Rodriguez is our former Chief Financial Officer and is Chief Administrative Officer, Chief Compliance Officer and a managing director of Greenhill. The principal business address of Greenhill is: 300 Park Avenue, New York, NY 10022.

(4)	This information has been obtained from a Schedule 13G filed on October 26, 2009 by Integrated Core Strategies (US) LLC, or ICS, as supplemented by the stockholder. According to the Schedule 13G, Millennium Management LLC, or Millennium, as the general partner of the managing member of ICS, and Mr. Israel A. Englander, as the managing member of Millennium, shares voting and dispositive power with respect to the 5,350,620 shares underlying immediately exercisable warrants. The principal business address of ICS is: 666 Fifth Avenue, New York, NY 10103.
(5)	This information has been obtained from a Schedule 13D filed on October 9, 2009 by Syndicated Communications, Inc., or SCI. According to the Schedule 13D, Mr. Wilkins, who has a controlling ownership interest in SCI, shares voting and dispositive power with respect to the shares held by SCI. The principal business address of SCI is: 10420 Little Patuxent Way, Suite 495, Columbia, MD 21044.
(6)	This information has been obtained from a Schedule 13D filed on October 9, 2009 by Syndicated Communications Venture Partners IV, L.P., or the SynCom Fund. According to the Schedule 13D, WJM Partners IV, LLC, or WJM, as the SynCom Fund’s General Partner, and Messrs. Terry L. Jones, Duane McKnight, Herbert Wilkins, Sr., and Milford Anthony Thomas as the managing members of WJM shares voting and dispositive power with respect to the shares held by the SynCom Fund. The principal business address of the SynCom Fund is: 8515 Georgia Avenue, Suite 725, Silver Spring, MD 20910.
(7)	This information has been obtained from a Schedule 13G filed on February 12, 2010 by T. Rowe Price Associates, Inc., or T. Rowe Price. According to the Schedule 13G, T. Rowe Price has sole voting power with respect to 836,000 shares of our common stock and sole dispositive power with respect to 4,377,600 shares of our common stock, which includes 389,700 and 1,985,500 shares underlying immediately exercisable warrants, respectively. The principal business address of T. Rowe Price is 100 E. Pratt Street, Baltimore, MD 21202.
(8)	Includes 27,000 shares underlying immediately exercisable warrants.
(9)	Includes 200,000 shares underlying immediately exercisable warrants and 3,691 shares underlying vested restricted stock units.
(10)	Includes 200,000 shares underlying immediately exercisable warrants and 4,734 shares underlying vested restricted stock units.
(11)	Includes 43,479 shares underlying immediately exercisable warrants and 4,493 shares underlying vested restricted stock units.
(12)	Consists of 2,920 shares underlying vested restricted stock units.
(13)	Consists of 4,030,855 shares held by the SynCom Fund and 2,888 shares underlying vested restricted stock units held directly by Mr. Jones. Mr. Jones is a managing member of WJM, the General Partner of the SynCom Fund. Mr. Jones disclaims beneficial ownership of the shares held by the SynCom Fund except to the extent of his pecuniary interest in such shares.
(14)	Includes 7,384 shares issuable upon the exercise of stock options exercisable within 60 days of February 25, 2010. Excludes 115,233 shares held by The Krongard Irrevocable Equity Trust dated June 30, 2009, a trust held for the benefit of Mr. Krongard’s children of which Mr. Krongard’s wife is the trustee. Mr. Krongard disclaims beneficial ownership of any shares held by The Krongard Irrevocable Equity Trust dated June 30, 2009.
(15)	Consists of 1,573 shares underlying vested restricted stock units and 2,215 shares issuable upon the exercise of stock options exercisable within 60 days of February 25, 2010.
(16)	Consists of 2,888 shares underlying vested restricted stock units.
(17)	Includes 43,479 shares underlying immediately exercisable warrants and 3,241 shares underlying vested restricted stock units.
(18)	Excludes 15,000 shares and 15,000 shares underlying immediately exercisable warrants held by Mr. Rodriguez’s wife, as to which Mr. Rodriguez disclaims beneficial ownership.
(19)	Includes 9,599 shares issuable upon the exercise of stock options exercisable within 60 days of February 25, 2010, an aggregate of 513,958 shares underlying immediately exercisable warrants and 26,428 shares underlying vested restricted stock units. See footnotes 8 through 17.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	2,636,400	$8.73	5,363,600

Equity compensation plans not approved by security holders	—	—	—

Total	2,636,400	$8.73	5,363,600

Item 13.	Certain Relationships and Related Transactions and Director Independence

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

In 2009, we adopted a written Related-Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of us, including any of their immediate family members, and any entity owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of us and our stockholders, as the Committee determines in the good faith exercise of its discretion.

RELATED-PERSON TRANSACTIONS

Founding Stockholder’s Warrant Forfeiture in Connection with the Acquisition

Pursuant to letter agreements dated September 22, 2008 and April 28, 2009, Greenhill agreed to forfeit at the closing of the Acquisition the following securities which it owned at the time: (1) 1,441,176 shares of our common stock purchased as part of a unit purchase on November 13, 2007; (2) 8,369,563 warrants purchased as part of a unit purchase on November 13, 2007; and (3) 4,000,000 warrants purchased in a private placement on February 21, 2008. Greenhill did not receive any consideration for these forfeitures, but agreed to them in order to facilitate the closing of the Acquisition. Greenhill is a significant stockholder of our company and two or our directors, Messrs. Bok and Niehaus, and three of our executive officers prior to the Acquisition, Messrs. Bok, Niehaus and Rodriguez, are managing directors of Greenhill.

At the closing of the Acquisition on September 29, 2009, Greenhill forfeited the securities described above.

Warrant Exchanges in Connection with the Acquisition

On July 29, 2009, we entered into agreements with Greenhill and Messrs. Bok and Niehaus to restructure, at the closing of the Acquisition, warrants they held entitling them to acquire shares of our common stock. This was part of a larger series of transactions in which we entered into agreements with a number of investors who had acquired warrants in our initial public offering to repurchase or restructure those warrants. We negotiated this series of transactions to reduce significantly the magnitude of the potential dilution to our stockholders and potential short selling in connection with and following the consummation of the Acquisition.

In particular, we agreed with Greenhill and Messrs. Bok and Niehaus to restructure warrants held by them to purchase 4,000,000, 200,000 and 200,000 shares, respectively, to:

•	increase their exercise price from $7.00 per share to $11.50 per share;

•	extend their exercise period by two years from February 2013 to February 2015; and

•	increase the price of our common stock at which we can redeem the restructured warrants from $14.25 to $18.00.

To effectuate the restructuring, we agreed, at the closing of the Acquisition, to enter into new warrant agreements for the restructured warrants having terms substantially similar to the terms set forth in the old warrants, except as set forth above.

We also agreed to file with the SEC, as soon as practicable following the issuance of the restructured warrants, but in no event later than 15 business days following the issuance of the restructured warrants, a resale registration statement to allow for the resale of shares of our common stock issued in connection with the restructured warrants and the shares of our common stock underlying such restructured warrants. If the registration statement had not been declared effective by the SEC within 30 business days following the issuance of the restructured warrants, the warrant holders would have had the right to sell to us, for cash, the restructured warrants for a price equal to the difference between the weighted average price of the shares of our common stock during a specified period over the exercise price of the restructured warrants.

Upon the closing of the Acquisition, Greenhill and Messrs. Bok and Niehaus exchanged their old warrants for new warrants having the restructured terms. We timely filed the registration statement covering the shares underlying the warrants and the registration statement was declared effective by the SEC within the specified time frame.

Note Conversion

In October 2009, Greenhill & Co. Europe Holdings Limited, or Greenhill Europe, elected to convert a convertible note previously issued to it by Iridium Holdings in the principal amount of $22.9 million into 1,995,629 shares of our common stock. This conversion was in accordance with the terms of the note, which was originally issued in 2008. Greenhill Europe is an affiliate of Greenhill and Messrs. Bok, Niehaus and Rodriguez.

Treatment of Equity Awards of Iridium Executives in the Acquisition; Stock Option Grants

At the closing of the Acquisition, phantom profits interests previously issued by Iridium Holdings to Messrs. Desch and Roddy were cashed out in full pursuant to their terms. Messrs. Desch and Roddy were executive officers of Iridium Holdings prior to the Acquisition and became executive officers of our company after the Acquisition.

At the closing of the Acquisition, we permitted units previously issued to Messrs. Desch, Morrison and Ewert in employee limited partnerships that in turn held units of Iridium Holdings to be settled in what amounted to a net exercise.

In November 2010, we granted stock options to our executive officers.

For more information about the phantom profits interests and their cash-out in the Acquisition, the employee units and their net settlement in the Acquisition and the option grants, see “Executive Compensation—Compensation Discussion and Analysis—Elements of Executive Compensation—Equity-Based Incentive Compensation.”

Conversion of Iridium Holdings Units in the Acquisition

In connection with the Acquisition, pursuant to the terms of the Transaction Agreement between our company, Iridium Holdings and the unitholders of Iridium Holdings, the following significant unitholders, executive officers and directors of Iridium Holdings exchanged units held by them in Iridium Holdings for cash and shares of our common stock, as set forth in the following table. The total cash received shown in the table includes cash payments made subsequent to the closing of the Acquisition in respect of tax benefits received by us as a result of the Acquisition.

Name	Total Cash Received	Shares of Common Stock Received
Significant Unit Holders:
Syncom Iridium Holdings Corporation	$10,555,095	4,030,855
Syndicated Communications Inc.	22,947,728	5,280,580
Baralonco, N.V.	27,882,794	10,648,080

Executive Officers:
Matthew J. Desch	660,515	151,993
Eric H. Morrison	1,217,739	280,218
Dan Colussy	7,403,723	1,703,696
John S. Brunette	—	—
Lt. Gen. John H. Campbell (Ret.)	128,814	29,642
Cynthia C. Cann	—	—
Lee F. Demitry	—	—
Gregory C. Ewert	1,207,193	277,791
John M. Roddy	—	—
Donald L. Thoma	150,951	148,516

Directors:
Tyrone Brown	2,582,116	594,180
Terry L. Jones	—	—
Alvin B. Krongard	566,770	130,421
Steven B. Pfeiffer	—	—

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the NASDAQ listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that the following nine directors are independent directors within the meaning of the applicable NASDAQ listing standards: Messrs. Barros, Bok, Canfield, Dawkins, Jones, Krongard, Niehaus, Pfeiffer and Rush. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us. Mr. Desch, our Chief Executive Officer, is not an independent director by virtue of his position as our Chief Executive Officer.

Item 14.	Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2009 and December 31, 2008, by Ernst & Young LLP, our principal accountant.

	Year Ended December 31,
	2009	2008
Audit fees(1)	$911,000	$100,000
Audit-related fees	—	—
Tax fees(2)	247,580	—
All other fees(3)	—	239,960

Total fees(4)	$1,158,580	$339,960

The firm of Eisner LLP acted as our independent registered public accounting firm for the period November 20, 2007 through January 21, 2009. On January 21, 2009, we changed our independent registered public accounting firm to Ernst & Young LLP from Eisner LLP. The decision to change independent registered public accounting firm was authorized by our Board of Directors. The following table presents fees for the review of our interim financial statements for the first three quarters for fiscal year 2008 and for all other services performed for fiscal year 2008 by Eisner LLP.

2008
Audit fees(5)	$181,955
Audit-related fees	—
Tax fees	—
All other fees	—

Total fees	$181,955

(1)	Fees for audit services included fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, statutory audits required internationally, and fees related to registration statements.
(2)	Tax fees included fees for tax compliance, tax advice and tax planning.
(3)	All other fees included fees for financial and tax diligence services in connection with our proposed acquisition of Iridium Holdings.
(4)	Prior to our acquisition of Iridium Holdings, Ernst & Young LLP served as Iridium Holdings’ principal accountant. The above table only includes those fees billed by Ernst & Young LLP to Iridium Communications Inc. and does not include fees billed to Iridium Holdings prior to the Acquisition.
(5)	Audit fees included fees for the audit of our annual financial statements and reviews of the financial statements included in our quarterly reports on Form 10-Q.

All fees described above were approved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES.

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

The following documents are included as Part II, Item 8. of this Form 10-K:

(2) Financial Statement Schedules

The financial statement schedules are not included here because required information is included in the consolidated financial statements.

(3) Exhibits

See Item 15(b) below.

(b) Exhibits

Exhibit No.	Document

2.1	Transaction Agreement dated September 22, 2008, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2008.

2.2	Amendment to Transaction Agreement dated April 28, 2009, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2009.

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

Exhibit No.	Document

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2008.

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.4	Warrant Agreement for $11.50 Warrants between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.1	Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.2	Transition Services, Products and Asset Agreement, dated as of December 11, 2000, by and among Motorola, Inc., Iridium Holdings LLC and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.3	Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.4	Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.5	Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.6	Senior Subordinated Term Loan Agreement, dated as of December 11, 2000, among Iridium Satellite LLC and Motorola Inc., incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.7	Amended and Restated Contract for Transition, Steady State Operations and Maintenance, and Re-Orbit of the Iridium Constellation System, dated as of January 1, 2003, among Iridium Constellation LLC, Iridium Satellite LLC and The Boeing Company, as amended April 15, 2006, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.8	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.9†	Amended and Restated Agreement for Manufacture, dated January 1, 2007, among Iridium Satellite LLC and Celestica Corporation, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.10	Convertible Subordinate Promissory Note, dated October 24, 2008, of Iridium Holdings LLC for Greenhill & Co. Europe Holdings Limited, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.11*	Employment Agreement, dated September 18, 2006, among Iridium Holdings LLC, Iridium Satellite LLC and Matthew J. Desch, as amended April 20, 2007, January 21, 2008 and November 20, 2008, incorporated herein by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.12†*	Offer Letter, dated December 6, 2007, for John S. Brunette, incorporated herein by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.13†*	Offer Letter, dated April 25, 2006, for Eric Morrison, incorporated herein by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.14*	Offer Letter, dated September 30, 2004, for Gregory Ewert, incorporated herein by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.15†*	Offer Letter, dated August 1, 2007, for John Roddy, as amended December 31, 2008, incorporated herein by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.16*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

Exhibit No.	Document

10.17*	Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2009.

10.18*	Form of Stock Appreciation Right Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2009.

10.19*	Form of Restricted Stock Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2009.

10.20*	Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.21*	Form of Stock Option Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.22*	Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.23*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

23.2	Consent of Eisner LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
*	Denotes compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: March 16, 2010	By:	/S/ ERIC H. MORRISON
Eric H. Morrison
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ MATTHEW J. DESCH	Chief Executive Officer and Director	March 16, 2010
Matthew J. Desch	(Principal Executive Officer)

/S/ ERIC H. MORRISON	Chief Financial Officer (Principal Financial Officer)	March 16, 2010
Eric H. Morrison

/S/ CYNTHIA C. CANN	Vice President and Controller, Iridium Satellite LLC (Principal Accounting Officer)	March 16, 2010
Cynthia C. Cann

/S/ ROBERT H. NIEHAUS	Director and Chairman of the Board	March 16, 2010
Robert H. Niehaus

/S/ J. DARREL BARROS	Director	March 16, 2010
J. Darrel Barros

/S/ SCOTT L. BOK	Director	March 16, 2010
Scott L. Bok

/S/ THOMAS C. CANFIELD	Director	March 16, 2010
Thomas C. Canfield

/S/ PETER M. DAWKINS	Director	March 16, 2010
Peter M. Dawkins

/S/ TERRY L. JONES	Director	March 16, 2010
Terry L. Jones

/S/ ALVIN B. KRONGARD	Director	March 16, 2010
Alvin B. Krongard

/S/ STEVEN B. PFEIFFER	Director	March 16, 2010
Steven B. Pfeiffer

/S/ PARKER W. RUSH	Director	March 16, 2010
Parker W. Rush

EXHIBIT INDEX

(d) Exhibits

Exhibit No.	Document

2.1	Transaction Agreement dated September 22, 2008, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2008.

2.2	Amendment to Transaction Agreement dated April 28, 2009, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2009.

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2008.

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.4	Warrant Agreement for $11.50 Warrants between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.1	Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.2	Transition Services, Products and Asset Agreement, dated as of December 11, 2000, by and among Motorola, Inc., Iridium Holdings LLC and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.3	Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.4	Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.5	Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.6	Senior Subordinated Term Loan Agreement, dated as of December 11, 2000, among Iridium Satellite LLC and Motorola Inc., incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.7	Amended and Restated Contract for Transition, Steady State Operations and Maintenance, and Re-Orbit of the Iridium Constellation System, dated as of January 1, 2003, among Iridium Constellation LLC, Iridium Satellite LLC and The Boeing Company, as amended April 15, 2006, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.8	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.9†	Amended and Restated Agreement for Manufacture, dated January 1, 2007, among Iridium Satellite LLC and Celestica Corporation, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.10	Convertible Subordinate Promissory Note, dated October 24, 2008, of Iridium Holdings LLC for Greenhill & Co. Europe Holdings Limited, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

Exhibit No.	Document

10.11*	Employment Agreement, dated September 18, 2006, among Iridium Holdings LLC, Iridium Satellite LLC and Matthew J. Desch, as amended April 20, 2007, January 21, 2008 and November 20, 2008, incorporated herein by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.12†*	Offer Letter, dated December 6, 2007, for John S. Brunette, incorporated herein by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.13†*	Offer Letter, dated April 25, 2006, for Eric Morrison, incorporated herein by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.14*	Offer Letter, dated September 30, 2004, for Gregory Ewert, incorporated herein by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.15†*	Offer Letter, dated August 1, 2007, for John Roddy, as amended December 31, 2008, incorporated herein by reference to Exhibit 10.15 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.16*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.17*	Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2009.

10.18*	Form of Stock Appreciation Right Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2009.

10.19*	Form of Restricted Stock Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2009.

10.20*	Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.21*	Form of Stock Option Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.22*	Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.23*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

23.2	Consent of Eisner LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
*	Denotes compensatory plan, contract or arrangement.