Form 10-Q
period 2010-03-31
Iridium Communications Inc.
filed 2010-05-10
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33963

Iridium Communications Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	26-1344998
(State of incorporation)	(I.R.S. Employer Identification No.)

1750 Tysons Boulevard, Suite 1400, McLean, Virginia	22102
(Address of principal executive offices)	(Zip code)

703-287-7400

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 5, 2010 was 70,247,701.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$145,653	$147,178
Accounts receivable, net of allowance for doubtful accounts of $497 and $1,462, respectively	45,358	41,189
Inventory	11,630	25,656
Deferred tax assets	2,608	2,608
Prepaid expenses and other current assets	5,132	4,433

Total current assets	210,381	221,064
Property and equipment, net	386,189	401,666
Restricted cash	15,520	15,520
Other assets	20,091	1,127
Intangible assets, net	89,472	92,485
Goodwill	95,439	95,439

Total assets	$817,092	$827,301

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,198	$7,865
Accrued expenses and other current liabilities	52,555	56,403
Deferred revenue	22,595	20,027
Deferred acquisition consideration	—	4,636

Total current liabilities	81,348	88,931
Accrued satellite operations and maintenance expense, net of current portion	14,280	15,300
Deferred tax liabilities	92,894	94,673
Other long-term liabilities	1,263	923

Total liabilities	189,785	199,827
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized and 70,247,701 shares issued and outstanding	70	70
Additional paid-in capital	671,297	670,116
Accumulated deficit	(44,051)	(42,734)
Accumulated other comprehensive (loss) income	(9)	22

Total stockholders’ equity	627,307	627,474

Total liabilities and stockholders’ equity	$817,092	$827,301

See notes to the unaudited condensed consolidated financial statements

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenue:
Services:
Government	$19,013	$—
Commercial	40,886	—
Subscriber equipment	21,843	—

Total revenue	81,742	—

Operating expenses:		—
Cost of subscriber equipment sales	23,145	—
Cost of services (exclusive of depreciation and amortization)	20,361	—
Research and development	4,265	—
Depreciation and amortization	22,511	—
Selling, general and administrative	15,930	324
Transaction costs	—	139

Total operating expenses	86,212	463

Operating loss	(4,470)	(463)

Other income:
Interest income (expense), net	106	523
Other income (expense), net	117	—

Total other income	223	523

(Loss) earnings before income taxes	(4,247)	60
Income tax (benefit) expense	(2,930)	27

Net (loss) income	$(1,317)	$33

Weighted average shares outstanding – basic and diluted	70,248	48,500
(Loss) earnings per share – basic and diluted	$(0.02)	$0.00

See notes to the unaudited condensed consolidated financial statements

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,881	$(64)

Cash flows from investing activities:
Changes in investment in trust account	—	(63)
Capital expenditures	(2,770)	—
Payment of deferred acquisition consideration	(4,636)	—

Net cash used in investing activities	(7,406)	(63)

Net decrease in cash and cash equivalents	(1,525)	(127)
Cash and cash equivalents, beginning of period	147,178	129

Cash and cash equivalents, end of period	$145,653	$2

Supplemental cash flow information:
Income taxes paid	$3	$100

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not yet paid for	$1,250	$—

Supplemental disclosure of non-cash financing activities:
Accrued deferred offering costs	$—	$11,288

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2010

1. Organization and Basis of Presentation

Iridium Communications Inc. (the “Company”) offers voice and data communications services and products to businesses, U.S. and international government agencies and other customers on a global basis. The Company was formed as GHL Acquisition Corp., a special purpose acquisition company, as further described below. The Company acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC (“Iridium Holdings” and, together with its direct and indirect subsidiaries, “Iridium”) in a transaction accounted for as a business combination on September 29, 2009 (the “Acquisition”). In accounting for the Acquisition, the Company was deemed the legal and accounting acquirer. On September 29, 2009, the Company changed its name to Iridium Communications Inc.

Iridium Holdings is considered the predecessor of the Company and, accordingly, its historical financial statements are separately presented as predecessor financial statements.

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

Iridium Holdings was formed under the laws of Delaware in 2000 as a limited liability company pursuant to the Delaware Limited Liability Company Act. On December 11, 2000, Iridium acquired certain satellite communication assets from Iridium LLC, a non-affiliated debtor in possession, pursuant to an asset purchase agreement.

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

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned and controlled subsidiaries, and variable interest entities for which the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim unaudited condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. While the Company believes that the disclosures are adequate to make the information not misleading, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its current report on Form 8-K filed with the with the Securities and Exchange Commission (the “SEC”) on May 10, 2010.

Reclassifications

To be consistent with the current operating company, all amounts presented as professional fees and other operating expenses in prior periods have been reclassified to selling, general and administrative or transaction costs. These reclassifications had no effect on the Company’s net income for the three months ended March 31, 2009 or stockholders’ equity as of March 31, 2009.

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

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

Financial Instruments

The unaudited condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities, and other obligations). Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

Additional information regarding fair value is disclosed in Note 5.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of this cash is swept nightly into a money market fund with a diversified portfolio. The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers (see Note 4). The Company maintains its cash and cash equivalents with financial institutions with high credit ratings and the Company maintains deposits in federally insured financial institutions in excess of federally insured (FDIC) limits.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at March 31, 2010 and December 31, 2009, consisted of cash deposited in institutional money market mutual funds and regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks. Restricted cash of $15.5 million as of March 31, 2010 and December 31, 2009, primarily relates to collateral for a letter of credit for potential costs of de-orbiting the Company’s satellites.

Accounts Receivable

Trade accounts receivable are generally recorded at the invoiced amount and are subject to late fee penalties. The Company had $0.5 million and $1.5 million in its allowance for doubtful accounts at March 31, 2010 and December 31, 2009, respectively. Management develops its estimate of this allowance based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of their current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances are deemed uncollectible.

Foreign Currencies

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency. Assets and liabilities of its foreign subsidiaries are translated to United States dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are classified as other income (expense), net in the accompanying unaudited condensed consolidated statements of operations.

Inventory

Inventory consists primarily of finished goods including Iridium OpenPort terminals, handsets, L-Band transceivers, data devices, related accessories and replacement parts to be sold to customers to access Company services. The Company also has raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment primarily to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition, scrap, tooling and freight). Inventories are valued using the average cost method, and are carried at the lower of cost or market.

The Company has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, the Company may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. The supplier will then generally repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of March 31, 2010 and December 31, 2009, the Company had $0.7 million and $1.0 million, respectively, of excess materials and the amount is included in inventory on the accompanying unaudited condensed consolidated balance sheets.

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company records all assets acquired and liabilities assumed at their respective acquisition-date fair value. Since the Company estimates the fair value of the assets acquired and liabilities assumed, estimates may be revised through a measurement period, which is typically one year. The Company expenses all acquisition-related costs as incurred.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. Accordingly, the Company expenses the estimated fair value of stock-based awards made in exchange for employee and non-employee director services over the requisite service period. Stock-based compensation cost related to stock options is determined at the grant date using the Black-Scholes option pricing model. The value of an award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period and is classified in the statement of operations in a manner consistent with the statement of operations’ classification of the employee’s salary and other compensation. Awards to non-employee directors are classified in selling, general and administrative.

Non-employee directors elected to receive a portion of their 2010 annual compensation in an aggregate of approximately 38,000 stock options and approximately 106,000 restricted stock units (“RSUs”). These stock options and RSUs were granted in January 2010 and vest over a one-year period with 25% vesting on the last day of each calendar quarter. The aggregate grant-date estimated fair value of the stock options based on the Black-Scholes option pricing model was approximately $0.2 million. The aggregate estimated grant-date fair value of the RSUs was $0.8 million. The Company is expensing the compensation expense for the stock options and RSUs ratably over the one-year service period.

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

Long-Lived Assets

The Company assesses its long-lived assets for impairment when indicators of impairment are present. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. Any impairment loss would be measured as the excess of the assets’ carrying amount over their fair value. Fair value is based on market prices where available, an estimate of market value or various other valuation techniques.

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

Intangible Assets Not Subject to Amortization

A significant portion of the Company’s intangible assets are spectrum and regulatory authorizations and trade names which are indefinite-lived intangible assets. The Company reevaluates the useful life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company tests its indefinite-lived intangible assets for potential impairment annually or more frequently if indicators of impairment exist. If the fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized.

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

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

Comprehensive Income

The Company’s only component of other comprehensive (loss) income is the currency translation adjustment for all periods presented. Comprehensive income is as follows:

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)
Net (loss) income	$(1,317)	$33
Cumulative translation adjustments	(31)	—

Comprehensive (loss) income	$(1,348)	$33

Asset Retirement Obligations

Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”) and Motorola, Inc. (“Motorola”) has the right to require the de-orbit of the Company’s satellite constellation. In the event the Company was required to effect a mass de-orbit, the Company, pursuant to the amended and restated operations and maintenance agreement by and between Iridium Constellation LLC (“Iridium Constellation”) and Boeing (the “O&M Agreement”), would be required to pay Boeing $16.4 million, plus an amount equivalent to the premium for de-orbit insurance coverage ($2.5 million as of March 31, 2010). The Company has concluded that each of the foregoing de-orbit rights meets the definition of a legal obligation and currently does not believe the U.S. government, Boeing or Motorola will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote. Accordingly, the Company has not recorded an asset retirement obligation relating to the potential de-orbit rights in its unaudited condensed consolidated balance sheet as of March 31, 2010.

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

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

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

Services and subscriber equipment sold to the U.S. government

The Company provides airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services, (iii) a tiered pricing plan (based on usage) per device for data services and (iv) fixed monthly fees on a per user basis for unlimited beyond line-of-sight push-to-talk voice services to a user-defined group. Revenue related to these services is recognized ratably over the periods in which the services are provided, and the related costs are expensed as incurred. The U.S. government purchases its equipment from distributors and not directly from the Company.

Government engineering and support services

The Company provides maintenance services to the U.S. government’s dedicated gateway in Hawaii. This revenue is recognized ratably over the periods in which the services are provided; the related costs are expensed as incurred.

Other government and commercial engineering and support services

The Company also provides certain engineering services to assist customers in developing new technologies for use on the Company’s satellite system. The revenue associated with these services is recorded when the services are rendered, typically on a percentage of completion method of accounting based on the Company’s estimate of total costs expected to complete the contract, and the related costs are expensed as incurred. Revenue on cost-plus-fixed-fee contracts is recognized to the extent of estimated costs incurred plus the applicable fees earned. The Company considers fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

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

Three Months Ended March 31, 2010
(In thousands)
Balance at beginning of the period	$(726)
Provision	(235)
Utilization	422

Balance at end of the period	$(539)

Research and Development

Research and development costs are charged as an expense in the period in which they are incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. For interim periods, the Company recognizes a provision (benefit) for income taxes based on an estimated annual effective tax rate expected for the entire year. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company’s policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense. The Company’s estimated annual effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to state taxes and additional U.S. taxes on foreign corporations.

Earnings Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, excluding unvested restricted stock units. Diluted earnings (loss) per share takes into account the effects of potential dilutive common shares when they are dilutive. Potential dilutive common shares consisting of common stock issuable upon exercise of outstanding stock options, warrants and restricted stock units are computed using the treasury stock method.

Accounting Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on financial reporting by companies involved with variable interest entities. The new guidance requires a company to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, a company is required to assess whether it has implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires enhanced disclosures that provide more transparent information about a company’s involvement with a variable interest entity. The Company adopted the accounting guidance in the first quarter of 2010 with no material impact on its financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (the Company’s fiscal year ending December 31, 2011), with earlier adoption permitted. The Company has not yet determined the impact of the adoption of ASU 2009-13 on its financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update 2009-14, “Software (Topic 985) Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”). ASU 2009-14 changes the accounting for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components, that function together to deliver the tangible product’s essential functionality, are no longer within the scope of existing software revenue guidance. ASU 2009-14 requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance, and provides guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. ASU 2009-14 also requires that if software contained in the tangible product is essential to the tangible product’s functionality, the software is excluded from the scope of the software revenue guidance. This exclusion includes essential software that is sold with or embedded within the tangible products essential software. ASU 2009-14 also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that include both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (the Company’s fiscal year ending December 31, 2011), with earlier adoption permitted. The Company has not yet determined the impact of the adoption of ASU 2009-14 on its financial position or results of operations.

3. Commitments and Contingencies

Commitments

The Company entered into an agreement in March 2010 with a launch services provider to secure the terms and conditions associated with Iridium NEXT. As a result, the Company made a deposit of $19.0 million in the first quarter of 2010 which is fully refundable if financing is not secured or if a full scale development contract for the design and manufacture of the Iridium NEXT satellites is not signed within 12 months. The $19.0 million deposit is recorded in other long term assets in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2010.

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. Other than the Motorola action described below, the Company is not aware of any such actions that the Company would expect to have a material adverse impact on the Company’s business, financial results or financial condition.

On February 9, 2010, Motorola filed a complaint against Iridium Satellite and Iridium Holdings to seek recovery of the commitment fee and the loan success fee under the Senior Subordinated Term Loan Agreement in an aggregate amount they allege is at least $24.7 million. The Company has updated its estimate and accrued an amount related to this claim in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.

Indemnification Agreement

Iridium Satellite, Boeing, Motorola and the U.S. government entered into an indemnification agreement, effective December 5, 2000, which provides, among other things, that: (a) Iridium Satellite will maintain satellite liability insurance; (b) Boeing will maintain aviation and space liability insurance; and (c) Motorola will maintain aviation products – completed operations liability insurance. Pursuant to the indemnification agreement, the U.S. government may, in its sole discretion, require the Company, Boeing or either of them to immediately de-orbit the Company’s satellites at no expense to the U.S. government upon the occurrence of certain enumerated events. However, as discussed in Note 2, Management does not believe the U.S. government will exercise this right.

4. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communication services and products.

The Company derived approximately 23% of its total revenue in the three months ended March 31, 2010 and approximately 31% and 33% of its accounts receivable balances at March 31, 2010 and December 31, 2009, respectively, from prime contracts or subcontracts with agencies of the U.S. government. The two largest commercial customers accounted for approximately 20% of the Company’s total revenue in the three months ended March 31, 2010 and approximately 16% and 18% of the Company’s accounts receivable balances at March 31, 2010 and December 31, 2009, respectively.

The Company acquires subscriber equipment primarily from one manufacturer and utilizes other sole source suppliers for certain component parts of its devices. Should events or circumstances prevent the manufacturer or the suppliers from producing the equipment or component parts, the Company’s business could be adversely affected until the Company is able to move production to other facilities of the manufacturer or secure a replacement manufacturer.

A significant portion of the Company’s satellite operations and maintenance services is provided by Boeing. Should events or circumstances prevent Boeing from providing these services, the Company’s business could be adversely affected until the Company is able to assume operations and maintenance responsibilities or secure a replacement service provider.

Net property and equipment by geographic area, was as follows:

	March 31, 2010	December 31, 2009
	(In thousands)
United States	$71,941	$69,911
Satellites in orbit	312,352	329,704
All others (1)	1,896	2,051

	$386,189	$401,666

(1)	All others primarily includes subscriber equipment in international waters.

Revenue by geographic area, was as follows:

Three Months Ended March 31, 2010
(In thousands)
United States	$40,391
Canada	11,707
United Kingdom	9,654
Other countries (1)	19,990

$81,742

(1)	No one other country represented more than 10% of revenue.

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

March 31, 2010

Revenue is attributed to geographic area based on the billing address of the distributor. Service location and the billing address are often not the same. The Company’s distributors sell services directly or indirectly to end-users, who may be located or use the Company’s products and services elsewhere. The Company cannot provide the geographical distribution of end-users because it does not contract directly with them. The Company does not have significant foreign exchange risk on sales, as invoices are generally denominated in United States dollars.

5. Fair Value Measurements

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

Financial Assets and Liabilities

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash were recorded at fair value at March 31, 2010 and December 31, 2009. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the fair value hierarchy. The fair values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds deposited in institutional money market mutual funds and regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks.

Short-term Financial Instruments

The fair values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities) approximate their carrying values because of their short-term nature.

6. (Loss) Earnings Per Share

The computations of basic and diluted (loss) earnings per share are set forth below:

	For the Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted (loss) earnings per share — Net (loss) income available to common shareholders	$(1,317)	$33
Denominator for basic and diluted (loss) earnings per share — Weighted average shares outstanding	70,248	48,500
(Loss) earnings per share — basic and diluted	$(0.02)	$0.00

As of March 31, 2010, the Company had approximately 28.0 million warrants, 2.7 million stock options and 0.1 million RSUs outstanding. Because there was a net loss for the three months ended March 31, 2010, these warrants, options and RSUs were considered to be anti-dilutive in that period and therefore were excluded from the weighted average diluted shares outstanding calculation. Warrants issued by the Company in the initial public offering and private placement in 2008 and 2007, respectively, were contingently exercisable at the later of one year from the date of the applicable offering and the consummation of a business combination, provided, in each case, there was an effective registration statement covering the shares issuable upon exercise of the warrants. As the warrants were not exercisable as of March 31, 2009, 56.5 million shares of common stock underlying the warrants were excluded from the basic and diluted earnings per share calculation for the three months ended March 31, 2009.

Iridium Holdings LLC – Predecessor Company

Unaudited Condensed Consolidated Statement of Income

(In thousands, except per unit data)

Three Months Ended March 31, 2009
Revenue:
Services:
Government	$18,468
Commercial	36,818
Subscriber equipment	20,503

Total revenue	75,789

Operating expenses:
Cost of subscriber equipment sales	11,316
Cost of service (exclusive of depreciation and amortization)	19,697
Research and development	12,094
Depreciation and amortization	3,675
Selling, general and administrative	13,939
Transaction costs	643

Total operating expenses	61,364

Operating profit	14,425

Other (expense) income:
Interest (expense) income, net of capitalized interest of $81	(4,639)
Other (expense) income, net	(68)

Total other (expense) income	(4,707)

Net income	$9,718

Net income attributable to Class A Units	$6,592
Weighted average Class A Units outstanding – basic	1,084
Weighted average Class A Units outstanding – diluted	1,168
Earnings per unit – basic	$6.08
Earnings per unit – diluted	$5.91

See notes to unaudited condensed consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Unaudited Condensed Consolidated Statement of Cash Flows

(In thousands)

Three Months Ended March 31, 2009
Operating activities
Net cash provided by operating activities	$21,671

Investing activities
Capital expenditures	(2,283)

Net cash used in investing activities	(2,283)

Financing activities
Repayments under credit facilities	(1,893)

Net cash used in financing activities	(1,893)

Net increase in cash and cash equivalents	17,495
Cash and cash equivalents, beginning of period	24,810

Cash and cash equivalents, end of period	$42,305

Supplementary cash flow information
Cash paid for interest	$3,874

Supplementary disclosure of non-cash investing activities
Property and equipment received but not paid for at period end	$533

See notes to unaudited condensed consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2009

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

Iridium is considered a predecessor entity to Iridium Communications Inc.

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

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

Iridium has prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. The accompanying unaudited condensed consolidated financial statements include the accounts of Iridium and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. Iridium has continued to follow the accounting policies disclosed in the consolidated financial statements included in its 2009 audited financial statements on Iridium Communications Inc.’s Form 10-K for the year ended December 31, 2009. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that Iridium considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While Iridium believes that the disclosures are adequate to not make the information misleading, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2009 audited financial statements on Iridium Communications Inc.’s current report on Form 8-K filed with the with the Securities and Exchange Commission (the “SEC”) on May 10, 2010.

Reclassifications

Approximately $0.8 million of selling, general and administrative expense for the three months ended March 31, 2009 has been reclassified to cost of services (exclusive of depreciation and amortization) to conform with presentation for the 2009 annual financial statements. This reclassification had no effect on Iridium’s net income for the three months ended March 31, 2009 or member’s deficit as of March 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires Iridium to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

March 31, 2009

3. Commitments and Contingencies

Contingencies

From time to time, in the normal course of business, Iridium is party to various pending claims and lawsuits. Iridium is not aware of any such actions that Iridium would expect to have a material adverse impact on Iridium’s business, financial results or financial condition.

Iridium, a director, and a former officer were named as defendants in a lawsuit commenced in 2007 by a former member of Iridium’s Board of Directors (the “Plaintiff”). The lawsuit alleged, among other things, defamation and tortuous interference with the Plaintiff’s economic/business relationship with his principal, an investor in Iridium. These actions sought compensatory and other damages, and costs and expenses associated with the litigation. Iridium has settled this claim and has recorded the loss in the financial statements.

Iridium was named as a defendant in a lawsuit commenced in December 2008 by a vendor alleging copyright infringement by Iridium of certain software owned by the vendor. The lawsuit sought (i) actual damages and any infringer’s profits of Iridium attributable to the alleged infringement, (ii) punitive damages, (iii) statutory damages, including certain enhanced damages based on Iridium’s alleged willful conduct (as an alternative to the damages specified in (i) and (ii) above), (iv) a permanent injunction, and (v) costs and attorney’s fees under applicable law. Iridium settled this claim and recorded the loss in the financial statements.

4. Segments, Significant Customers, Supplier, and Service Providers and Geographic Information

Iridium operates in one segment, providing global satellite communication services and products.

Iridium derived approximately 24% of its total revenue during the three months ended March 31, 2009 from agencies of the U.S. government. Iridium’s two largest commercial customers accounted for approximately 22% of total revenue for the three months ended March 31, 2009.

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

Revenue by geographic area for the three months ended March 31, 2009 (in thousands):

United States	$37,915
Canada	9,909
Other countries (1)	27,965

$75,789

(1)	No one other country represented more than 10% of revenue.

Revenue is attributed to geographic area based on the billing address of the distributor. Service location and the billing address are often not the same. Iridium’s distributors sell services directly or indirectly to end-users, who may be located or use Iridium’s products and services elsewhere. Iridium cannot provide the geographical distribution of end-users because it does not contract directly with them. Iridium does not have significant foreign exchange risk on sales, as invoices are generally denominated in United States dollars.

5. Fair Value Measurements

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

March 31, 2009

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

At March 31, 2009, Iridium’s financial and non-financial assets and liabilities were measured using either Level 1 or Level 2 inputs.

Interest Rate Swaps

Iridium accounts for its interest rate swaps on the balance sheet at their respective fair values. As required by Iridium’s credit facilities, management executed four pay-fixed receive-variable interest rate swaps in 2006, two of which were still open at March 31, 2009 and mature within two years. Iridium hedged $86.0 million of variable interest rate debt as of March 31, 2009. The interest rate swaps were designated as cash flow hedges. The objective for holding these instruments was to manage variable interest rate risk related to Iridium’s $210.0 million credit facilities, by synthetically converting a portion of the variable rate risk to fixed rate interest rate risk. The swaps were structured so that Iridium would pay a fixed rate of interest and receive a variable interest payment, which, to the extent hedged, should offset the variable interest that was being paid on its debt.

The principal market in which Iridium executes interest rate swap contracts is the retail market. For recognizing the most appropriate value the highest and best use of Iridium’s derivatives are measured using an in-exchange valuation premise that considers the assumptions that market participants would use in pricing the derivatives. Iridium has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, and credit default swap rates at commonly quoted intervals).

Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity are compared to provide spot rates at resets specified by each swap as well as to discount those future cash flows to present value at measurement date. Inputs are collected on the last market day of the period. The same rates used to compare the yield curve are used to discount the future cash flows. A credit default swap basis available at commonly quoted intervals are collected and applied to all cash flows when the swap is in an asset position pre-credit effect.

The variable interest rates on the swaps reset every quarter concurrent with the reset of the variable rate on the debt. The fixed rate will not change over the life of the swap. Each quarter-end, the swaps are measured against current interest rates to determine a fair market value. The fair market value is recorded on the balance sheet and the offset to the value, to the extent effective, is recorded in accumulated other comprehensive income. The effectiveness of the swaps in offsetting the gain or loss on the debt is assessed on a contract by contract basis quarterly, by regressing historical changes in the value of the swap against the historical change in value of the underlying debt. To establish a value for the underlying debt a “hypothetical“ derivative is created with terms that match the debt (e.g., notional amount, reset rates and terms, maturity) and which had a zero fair value at designation.

Foreign Exchange Contracts

Iridium enters into foreign currency exchange contracts to mitigate foreign currency exposure on a product consulting service contract denominated in foreign currency. Given the variability of its purchase commitments and payment terms under the purchase contracts, Iridium has not elected hedge accounting for these foreign currency exchange contracts. Accordingly, the foreign exchange contracts are marked to market at each balance sheet date, with the changes in fair value being recognized as a current period gain or loss in the accompanying unaudited condensed consolidated statement of income. The inputs used in measuring the fair value of these instruments are considered to be Level 2 in the fair value hierarchy. The fair market values are based on quoted market values for similar contracts.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

March 31, 2009

Derivative Instruments and Hedging Activities

The following table summarizes the effect of derivative instruments designated as cash flow hedges (interest rate swaps) on Iridium’s results of operations for the three months ended March 31, 2009:

The Effect of Derivative Instruments on the Statement of Financial Performance

For the Period Ended March 31, 2009

(In thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Accumulated other comprehensive income	$77	Interest Expense	$(798)	Interest Expense	$(2)

Total	$77		$(798)		$(2)

The following table summarizes the effect of derivative instruments not designated as hedges (foreign exchange contracts) on Iridium’s results of operations for the three months ended March 31, 2009:

The Effect of Derivative Instruments on the Statement of

For the Period Ended March 31, 2009

(In thousands)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Forward Contracts	Other (expense) income	$(64)

Total		$(64)

6. Earnings Per Unit

Basic earnings per unit is calculated by dividing net income attributable to Class A Unit holders by the weighted average of the Class A Units outstanding for the period. Net income attributable to Class A Unit holders gives effect to the net income allocable to Class B Unit holders as if such net income was distributed in the applicable period pursuant to the terms of the LLC Agreement. Diluted earnings per Class A Unit takes into account the conversion of the subordinated convertible note when such effect is dilutive.

For the Three Months Ended March 31, 2009
(In thousands except per unit data)
Numerator:
Net Income	$9,718
Adjustments for Class B Units earnings participation	(3,126)

Net income attributable to Class A Units, basic	6,592
Adjustment for interest on Note	312

Net income attributable to Class A Units, diluted	$6,904

Denominator:
Weighted-average Class A Units outstanding, basic	1,084
Units from assumed conversion of Note	84

Weighted-average Class A Units outstanding, diluted	1,168

Earnings Per Unit:
Basic	$6.08
Diluted	$5.91

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion along with our 2009 Annual Report on Form 10-K, and our current report on Form 8-K filed on May 10, 2010 with the Securities and Exchange Commission, or the SEC, as well as our unaudited condensed consolidated financial statements and the unaudited condensed consolidated financial statements of Iridium Holdings LLC (our predecessor entity) included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors,” presented in our 2009 Annual Report on Form 10-K, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Pursuant to the terms of the Acquisition, we purchased all of the outstanding equity of Iridium Holdings. Total consideration included 29.4 million shares of our common stock and $102.6 million in cash, which included a payment of $25.5 million in cash to some of the former members of Iridium Holdings for tax benefits we received. This requirement was satisfied with payments subsequently made in December 2009 and January 2010. Upon closing of the Acquisition, we changed our name from GHL Acquisition Corp. to Iridium Communications Inc.

We accounted for our business combination with Iridium Holdings as a purchase business combination and recorded all assets acquired and liabilities assumed at their respective Acquisition-date fair values pursuant to accounting guidance that was effective at the time. Pursuant to this guidance, we were deemed the legal and accounting acquirer and Iridium Holdings the legal and accounting acquiree. Iridium is considered our predecessor and, accordingly, its historical financial statements are deemed to be our predecessor financial statements. Iridium’s historical financial statements are included in this Form 10-Q but are presented separately from our financial statements.

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

At March 31, 2010, we had approximately 359,000 billable subscribers worldwide, excluding approximately 31,000 suspended subscribers who elected to suspend their accounts and were not generating any fees at such time. We had a 14.3% increase over March 31, 2009 for our billable subscribers. We have a diverse customer base, including end-users in the following vertical markets: land-based handset; maritime; aviation; M2M; and government.

	March 31, 2010	March 31, 2009	Year-Over-Year Growth
	(In thousands)
Subscribers	390	328	18.9%
Suspended subscribers(1)	(31)	(14)	121.4%

Billable subscribers	359	314	14.3%

(1)	Primarily machine-to-machine, or M2M, data subscribers.

We expect our future revenue growth rates will be somewhat lower than our historical rates primarily due to decreased subscriber equipment revenue growth and the difficulty in sustaining high growth rates as we increase in size. We expect a higher proportion of our future revenue will be derived from services, which historically has generated higher gross margin than subscriber equipment revenue.

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2016 to be approximately $2.7 billion, although we have not yet entered into definitive agreements for these activities and our actual costs could substantially exceed this estimate. We expect to fund a substantial portion of these costs from internally generated cash flows, including potential revenues from secondary payloads and warrant proceeds. We expect to finance the remaining cost by raising additional debt or equity financing. However, there can be no assurance that our internally generated cash flows will meet our expectations or that we will be able to obtain sufficient external capital to fund Iridium NEXT and implement other elements of our business plan, due to increased costs, lower revenues or inability to obtain additional financing. Among other factors leading to this uncertainty, some of the warrants whose proceeds we expect to use to fund a portion of Iridium NEXT are currently “under water,” meaning they have an exercise price per share that is significantly higher than the current price at which our common stock is trading. In addition, none of the warrants are callable by us until such time as our stock trades for an extended period of time at a per share price greater than $14.25 for our $7.00 warrants or $18.00 for our $11.50 warrants. As of May 6, 2010, the closing price of our common stock was $7.64 per share. Unless our stock price increases significantly, we would not expect the under-water warrants to be exercised and we will not be able to call any of the warrants. If we do not obtain such funds from internally generated cash flows, or from the net proceeds of future debt or equity financings, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities will be impaired.

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

The impact of recording the assets and liabilities we acquired from Iridium at fair value has resulted in a significant increase in the carrying value of our assets and liabilities. Because we estimated the fair value of the acquired assets and liabilities, we may revise those estimates through a measurement period ending September 29, 2010, the first anniversary of the Acquisition, if better information becomes available to us. After the December 31, 2009 financial statements were issued, we received additional information related to the pre-Acquisition contingency and retrospectively adjusted the estimated fair value of the assets acquired and liabilities assumed in the Acquisition on September 29, 2009. Consequently, when comparing our results of operations to that of our predecessor, Iridium, the impact of the acquisition accounting on the carrying value of inventory, property and equipment, intangible assets and accruals, increased by approximately $19.8 million, $348.2 million, $95.5 million and $29.0 million, respectively, compared to Iridium’s balance sheet as of September 29, 2009. Similarly, Iridium’s deferred revenue decreased by $7.4 million. As a result of the acquisition accounting, our cost of subscriber equipment sales increased in the first quarter of 2010 as compared to those costs and expenses of Iridium in prior periods and the decrease in the carrying value of deferred revenue will result in a decrease in revenue in 2010. In addition, the increase in accruals will result in a reduction in cost of services (exclusive of depreciation and amortization) during 2010 and future periods. We also expect the increase in property and equipment and intangible assets will result in an increase to depreciation and amortization expense during 2010 and future periods.

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

Comparison of Our Results of Operations for the Three Months Ended March 31, 2010 and 2009

For the periods prior to the Acquisition, we did not have any business operations and we were considered to be in the development stage. All of our activities during the three months ended March 31, 2009 related to completing a business combination. Accordingly, we had no revenue during this period. For the three months ended March 31, 2010, we had $81.7 million of revenue, which is entirely attributable to the operations after the Acquisition. See “ — Comparison of Our Results of Operations for the Three Months Ended March 31, 2010 and Iridium’s (Predecessor Company’s) Results of Operations for the Three Months Ended March 31, 2009” for additional analysis.

Total operating expenses increased to $86.2 million for the three months ended March 31, 2010 from $0.5 million for the three months ended March 31, 2009. This increase was related to the operations after the Acquisition.

We had an income tax benefit of $2.9 million for the three months ended March 31, 2010 compared to an income tax provision of approximately $0.0 million for the three months ended March 31, 2009. Our estimated annual effective tax rate for 2010 is 50.9% compared to 45.0% in the equivalent period in 2009. Our estimated annual effective rate in 2010 differs from the statutory U.S. federal income tax rate of 35% due to state taxes and additional U.S. taxes on foreign corporations.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2010 and Iridium’s (Predecessor Company’s) Results of Operations for the Three Months Ended March 31, 2009

For comparison purposes, we have included the following discussion of our operating results for the three months ended March 31, 2010 and those of Iridium for the three months ended March 31, 2009. This presentation is intended to facilitate the evaluation and understanding of the financial performance of our business on a quarter-to-quarter basis. Management believes this presentation is useful in providing the users of our financial information with an understanding of our results of operations because there were no material changes to the operations or customer relationships of Iridium as a result of the Acquisition and we had no material operating activities from the date of formation of GHL Acquisition Corp. until the Acquisition.

	Iridium Communications Inc. Three Months Ended March 31, 2010	Iridium (Predecessor Company) Three Months Ended March 31, 2009	% Change
	(In thousands)
Revenue:
Services:
Government	$19,013	$18,468	3.0%
Commercial	40,886	36,818	11.0%
Subscriber equipment	21,843	20,503	6.5%

Total revenue	81,742	75,789	7.9%
Operating expenses:
Cost of subscriber equipment sales	23,145	11,316	104.5%
Cost of services (exclusive of depreciation and amortization)	20,361	19,697	3.4%
Research and development	4,265	12,094	(64.7)%
Depreciation and amortization	22,511	3,675	512.5%
Selling, general and administrative	15,930	13,939	14.3%
Transaction costs	—	643	NM

Total operating expenses	86,212	61,364	40.5%

Operating (loss) income	(4,470)	14,425	(131.0)%
Other income (expense):
Interest income (expense), net of capitalized interest	106	(4,639)	(102.3)%
Other income (expense), net	117	(68)	(272.1)%

Total other income (expense)	223	(4,707)	(104.7)%

(Loss) earnings before income taxes	(4,247)	9,718	(143.7)%
Income tax benefit	(2,930)	—	NM

Net (loss) income	$(1,317)	$9,718	(113.6)%

NM = Not Meaningful

Revenue

Total revenue increased by 7.9% to $81.7 million for the three months ended March 31, 2010 from $75.8 million for the three months ended March 31, 2009, due principally to growth in total billable subscribers, and increased sales of commercial and government services and subscriber equipment. Total billable subscribers at March 31, 2010 increased by approximately 14.3% from March 31, 2009 to approximately 359,000.

Government Services Revenue

Government services revenue increased by 3.0% to $19.0 million for the three months ended March 31, 2010 from $18.5 million for the three months ended March 31, 2009, due to voice subscriber growth and growth related to Netted Iridium introduced in late 2009 and an increase in M2M data revenue driven primarily by subscriber growth. The voice average revenue per unit, or ARPU, decreased slightly by $1 to $151 for the three months ended March 31, 2010 due to an increase in billable subscribers on lower tiered pricing plans. We expect total government revenue to be slightly lower in 2010 as compared to 2009 as engineering and support services contract work is expected to decrease in 2010 as work curtails. Also, future growth in voice and M2M data subscribers and revenue may be negatively affected by changes in U.S. defense spending, the current administration’s plans to reduce troops and a corresponding decrease in usage under our agreements with the U.S. government. This is revenue accounts for a majority of our government services revenue and is subject to annual renewals.

	Government Services
	Iridium Communications Inc. Three Months Ended March 31, 2010			Iridium (Predecessor Company) Three Months Ended March 31, 2009			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Voice	$13.5	30.2	$151	$13.2	28.7	$152	$0.3	1.5	$(1)
M2M data	0.3	4.5	20	0.1	2.5	20	0.2	2.0	—
Engineering and support	5.2	—		5.2	—		—	—

Total	$19.0	34.7		$18.5	31.2		$0.5	3.5

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Commercial Services Revenue

Commercial services revenue increased by 11.0% to $40.9 million for the three months ended March 31, 2010 from $36.8 million for the three months ended March 31, 2009, due principally to growth in voice subscribers, increased usage and increased revenue from growth related to Iridium OpenPort, partially offset by a decrease in revenue from the impact of acquisition accounting in the first quarter of 2010. Voice ARPU from our postpaid and prepaid services decreased slightly, offset by an increase in ARPU from our OpenPort services. M2M data revenue growth was driven principally by an increase in the subscriber base. M2M data ARPU decreased by $3 to $18 for the three months ended March 31, 2010 primarily due to a customer for which revenue was not recognized as it is currently substantially behind on payment and accounts for a significant number of billable M2M data subscribers. If we choose to terminate our relationship with this customer for non-payment, there is no guarantee that these end-user subscribers, with whom we do not have a direct relationship, will migrate to another of our service providers to purchase our products and services. Such termination would not have a material impact on our financial results of operations but would cause a dramatic decrease in our subscriber growth rate for the period in which it were to occur and accordingly, increase ARPU. The decrease in M2M ARPU attributable to the aforementioned customer was partially offset by increased billable subscribers on our higher tiered pricing plans.

	Commercial Services
	Iridium Communications Inc. Three Months Ended March 31, 2010			Iridium (Predecessor Company) Three Months Ended March 31, 2009			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Voice	$36.6	247.6	$50	$32.8	219.1	$50	$3.8	28.5	$—
M2M data	4.1	76.2	18	3.8	63.2	21	0.3	13.0	(3)
Other	0.2	—		0.2	—		—	—

Total	$40.9	323.8		$36.8	282.3		$4.1	41.5

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Subscriber Equipment Revenue

Subscriber equipment revenue increased by 6.5% to $21.8 million for the three months ended March 31, 2010 from $20.5 million for the three months ended March 31, 2009. Increased subscriber equipment revenue was primarily due to higher volume driven largely by Iridium OpenPort, handsets and M2M data devices, partially offset by a decrease in equipment unit prices in response to competitive pressures and to incent future growth in services revenue. Subscriber equipment revenue could be affected by increased competitive pressure in the near term. Subscriber equipment sales to the U.S. government through a non-government distributor may be negatively affected by significant changes in U.S. defense spending, the current administration’s plans to reduce troops and a corresponding decrease in usage under our agreements with the U.S. government, which are subject to annual renewals.

Operating Expenses

Total operating expenses increased by 40.5% to $86.2 million for the three months ended March 31, 2010 from $61.4 million for the three months ended March 31, 2009. This increase was due primarily to increased depreciation and amortization, of which $19.1 million is related to acquisition accounting, and increased cost of subscriber equipment sales related to acquisition accounting, slightly offset by lower research and development expenses.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales generally includes the direct costs of equipment sold which are manufacturing costs, allocation of overhead, warranty costs and royalties paid for the subscriber equipment intellectual property.

Cost of subscriber equipment sales increased by 104.5% to $23.1 million for the three months ended March 31, 2010 from $11.3 million for the three months ended March 31, 2009, primarily as a result of a $10.9 million increase related to higher inventory values as a result of acquisition accounting as well as an increase related to higher sales. We do not expect the cost of subscriber equipment sales to continue at this level as our higher valued inventory from acquisition accounting has been fully utilized. Declines in subscriber equipment revenue noted above would result in corresponding decline in cost of subscriber equipment sales.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) generally includes the cost of network engineering and operations staff and subcontractors, software maintenance, product support services and cost of services for government engineering and support revenue.

Cost of services (exclusive of depreciation and amortization) increased by 3.4% to $20.4 million for the three months ended March 31, 2010 from $19.7 million for the three months ended March 31, 2009, primarily due to an increase in the corporate overhead rate that is applied to certain projects, expenses associated with network-related telecommunication, partially offset by a decrease in operations and maintenance expenses as a result of acquisition accounting. We expect cost of services to slightly decrease in 2010 as our level of effort under government engineering and support services contracts decreases as work curtails.

Research and Development

Research and development expenses decreased by 64.7% to $4.3 million for the three months ended March 31, 2010 from $12.1 million for the three months ended March 31, 2009, primarily as a result of a significant decrease in expenses related to Iridium NEXT and the near completion of a new M2M data device, slightly offset by increased expenses related to equipment upgrade projects and a future gateway upgrade project.

Depreciation and Amortization

Depreciation and amortization expenses increased by 512.5% to $22.5 million for three months ended March 31, 2010 from $3.7 million for the three months ended March 31, 2009, primarily as a result of a $19.1 million additional depreciation and amortization due to increased asset values related to acquisition accounting. We expect depreciation and amortization expense in 2010 to continue to be at levels significantly higher than in 2009 primarily due to higher asset values as a result of the Acquisition.

Selling, General and Administrative

Selling, general and administrative expenses generally include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by 14.3% to $15.9 million for the three months ended March 31, 2010 from $13.9 million for the three months ended March 31, 2009 primarily due to higher consulting fees, advisory fees related to Iridium NEXT financing, non-Acquisition legal fees, licensing fees, and an increase in salaries and benefits, partially offset by a reduction in bad debt expense and a decrease related to the increased corporate overhead rate that is applied to certain projects.

Transaction Costs

Transaction costs related to the Acquisition were $0.7 million for the three months ended March 31, 2009. Transaction costs primarily include legal, accounting and consulting fees. There were no such costs for the three months ended March 31, 2010.

Other Income (Expense)

Interest Income (Expense), Net of Capitalized Interest

Interest income (expense), net of capitalized interest was $0.1 million for the three months ended March 31, 2010 and ($4.6) million for the three months ended March 31, 2009, primarily due to Iridium credit facilities that were still in effect in the first quarter of 2009 and subsequently paid off immediately following the Acquisition. If we are successful in obtaining debt financing to support a portion of our development of Iridium NEXT, our interest expense in 2010 could be significantly higher than in 2009.

Income Tax Benefit

Prior to the completion of the Acquisition, Iridium was a limited liability company treated as a partnership for income tax purposes. Therefore, the members were subject to income taxation and Iridium did not have any income tax benefit or provision for the three months ended March 31, 2009. For the three months ended March 31, 2010, we had an income tax benefit of $2.9 million based on our estimated annual effective tax rate of 50.9%.

Our reserve for uncertain tax positions includes insignificant unrecognized tax benefits related to certain state tax exposures, which it is reasonably possible will be recognized within the next nine months following March 31, 2010, as a result of the expiring statute of limitations.

Liquidity and Capital Resources

Our principal sources of liquidity are existing cash and internally generated cash flows. Our principal liquidity requirements are to meet capital expenditure needs, including the development of Iridium NEXT, working capital, and research and development.

We believe that our sources of liquidity will provide sufficient funds for us to meet our liquidity requirements for 2010, exclusive of requirements in connection with the continued development of Iridium NEXT. We anticipate entering into contracts and making contractual commitments for the design, manufacturing and deployment of Iridium NEXT, which will require substantial capital in 2010 and thereafter. Prior to entering into such commitments, we will need to secure financing. In addition, we could settle a significant claim in the next twelve months, however, we do not believe this settlement would impair our ability to meet our 2010 liquidity requirements.

We expect to fund a substantial portion of the costs associated with Iridium NEXT from internally generated cash flows, including potential revenues from secondary payloads hosted on our Iridium NEXT satellites, and from the proceeds generated from the exercise of outstanding stock purchase warrants. However, a portion of the warrants whose proceeds we expect to use to fund a portion of Iridium NEXT are currently “under water,” meaning they have an exercise price per share that, for certain of our warrants, is significantly higher than the current price at which our common stock is trading. In addition, none of the warrants are callable by us until such time as our stock trades for an extended period of time at a per share price greater than $14.25 for our $7.00 warrants, or $18.00 for our $11.50 warrants. As of May 6, 2010 the closing price of our common stock was $7.64 per share. Unless our stock price increases significantly, we would not expect the under-water warrants to be exercised and we will not be able to call any of the warrants. If future internally generated cash flows, net proceeds of future debt or equity financings, and revenue from hosting secondary payloads are below expectations, or the cost of developing Iridium NEXT is higher than anticipated or warrant proceeds are not realized, we will require even more external funding than planned and our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities will be impaired. Since we have not yet entered into an agreement with a prime contractor for Iridium NEXT, the exact amount and timing of the payments to be owed under any such agreement is uncertain. If the timing or amount of our payments under an agreement with our prime contractor are due sooner than expected or are larger than anticipated, we may not have sufficient liquidity to make those payments. Our ability to obtain additional funding for Iridium NEXT may be adversely impacted by a number of factors, including the global economic crisis and related tightening of the credit markets. We cannot assure you that we will be able to obtain such additional liquidity on reasonable terms, or at all. If we are not able to secure such financing, we would need to delay some or all of the elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements is also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

Cash and Indebtedness

Our total cash and cash equivalents were $145.7 million at March 31, 2010 and we had $15.4 million of external indebtedness to Motorola at March 31, 2010.

Cash Flows

The following section highlights our cash flows for the three months ended March 31, 2010 and 2009:

Cash Flows from Operating Activities

Net cash provided by our operating activities for the three months ended March 31, 2010 was $5.9 million, generated from net loss of $1.3 million, adjustment of $21.9 million for non-cash items, and a $14.7 million reduction in our working capital due to a launch services contract deposit, bonus incentive payments to employees and a decrease in accounts receivable related to timing of collections, partially offset by a decrease in inventory related to inventory management.

Net cash used in our operating activities for the three months ended March 31, 2009 was $0.1 million resulting primarily from $0.2 million for non-cash items, partially offset by $0.1 million of cash generated from our working capital.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $7.4 million, which includes $4.6 million paid to some of the former members of Iridium Holdings for tax benefits we received as a result of the Acquisition and $2.8 million of capital expenditures related to our new corporate headquarters, and equipment and software for our satellite and network operations, gateway and corporate systems.

Net cash used in investing activities for the three months ended March 31, 2009 was $0.1 million resulting primarily from changes in investment in trust account.

Cash Flows from Financing Activities

There was no cash provided by or used in financing activities for the three months ended March 31, 2010 or March 31, 2009.

Off-Balance Sheet Arrangements

We do not currently have, nor have we or Iridium had in the last three years, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

Our results of operations have been subject to seasonal usage changes for commercial customers and our results will be affected by similar seasonality going forward. April through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. U.S. government revenue and commercial M2M revenue have been less subject to seasonal usage changes.

Accounting Developments

In October 2009, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force,” or ASU 2009-13. ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We have not yet determined the impact of the adoption of ASU 2009-13 on our financial position or results of operations.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 9, 2010, Motorola filed a complaint against our wholly owned subsidiaries Iridium Holdings and Iridium Satellite in the Circuit Court of Cook County, Illinois, County Department—Chancery Division. In this action, captioned Motorola, Inc. vs. Iridium Satellite LLC and Iridium Holdings LLC, Docket No. 10 CH 05684, Motorola alleges that the closing of the Acquisition in September 2009 constituted a change of control for purposes of the Senior Subordinated Term Loan Agreement between Motorola and Iridium Satellite dated December 11, 2000, which we refer to as the Note Agreement; that such change of control triggered Iridium Satellite’s obligation to make specified commitment fee and success fee payments to Motorola under the Note Agreement; that pursuant to a guarantee agreement between Motorola and Iridium Holdings, Iridium Holdings has guaranteed all payments to be made by Iridium Satellite under the Note Agreement; and that Iridium Satellite has breached the Note Agreement by failing to make such payments and Iridium Holdings has breached its guaranty by failing to make payment for such sums owed by Iridium Satellite. Motorola is seeking a declaratory judgment that the Acquisition constituted a change of control for purposes of the Note Agreement and damages of at least $24,680,000 relating to such change of control.

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

ITEM 1A.	RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or the Annual Report, as filed with the Securities and Exchange Commission on March 16, 2010. There are no material changes to the risk factors described in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

By:	/S/ THOMAS J. FITZPATRICK
Thomas J. Fitzpatrick
Chief Financial Officer

Date: May 10, 2010

EXHIBIT INDEX

Exhibit	Description

2.1	Transaction Agreement dated September 22, 2008, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 25, 2008.

2.2	Amendment to Transaction Agreement dated April 28, 2009, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC September 29, 2009.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2008.

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), filed with the SEC on February 4, 2008.

4.4	Warrant Agreement for $11.50 Warrants between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

10.1*	Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Denotes compensatory plan, contract or arrangement.