Form 10-Q
period 2010-06-30
Iridium Communications Inc.
filed 2010-08-09
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 6, 2010 was 70,251,001.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$120,743	$147,178
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,462, respectively	46,729	41,189
Inventory	10,493	25,656
Deferred tax assets, net	3,419	2,608
Prepaid expenses and other current assets	8,819	4,433

Total current assets	190,203	221,064
Property and equipment, net	414,655	401,666
Restricted cash	15,520	15,520
Other assets	28,454	1,127
Intangible assets, net	86,458	92,485
Goodwill	95,439	95,439

Total assets	$830,729	$827,301

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,550	$7,865
Accrued expenses and other current liabilities	57,100	56,403
Deferred revenue	24,561	20,027
Deferred acquisition consideration	—	4,636

Total current liabilities	88,211	88,931
Accrued satellite operations and maintenance expense, net of current portion	13,260	15,300
Deferred tax liabilities, net	95,254	94,673
Other long-term liabilities	2,248	923

Total liabilities	198,973	199,827
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized and 70,247,701 shares issued and outstanding	70	70
Additional paid-in capital	672,558	670,116
Accumulated deficit	(40,851)	(42,734)
Accumulated other comprehensive (loss) income	(21)	22

Total stockholders’ equity	631,756	627,474

Total liabilities and stockholders’ equity	$830,729	$827,301

See notes to the unaudited condensed consolidated financial statements

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Services:
Government	$18,230	$—	$37,243	$—
Commercial	45,480	—	86,366	—
Subscriber equipment	20,264	—	42,107	—

Total revenue	83,974	—	165,716	—

Operating expenses:
Cost of subscriber equipment sales	11,711	—	34,856	—
Cost of services (exclusive of depreciation and amortization)	19,021	—	39,382	—
Research and development	8,132	—	12,397	—
Depreciation and amortization	22,449	—	44,960	—
Selling, general and administrative	16,703	80	32,633	404
Transaction costs	—	248	—	387

Total operating expenses	78,016	328	164,228	791

Operating profit (loss)	5,958	(328)	1,488	(791)

Other income:
Interest income (expense), net	228	298	334	821
Other (expense) income, net	(22)	—	95	—

Total other income	206	298	429	821

Earnings (loss) before income taxes	6,164	(30)	1,917	30
Income tax expense (benefit)	2,964	(13)	34	14

Net income (loss)	$3,200	$(17)	$1,883	$16

Weighted average shares outstanding – basic	70,274	48,500	70,261	48,500
Weighted average shares outstanding –diluted	72,970	48,500	72,202	48,500
Earnings (loss) per share – basic	$0.05	$(0.00)	$0.03	$0.00
Earnings (loss) per share– diluted	$0.04	$(0.00)	$0.03	$0.00

See notes to the unaudited condensed consolidated financial statements

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$33,268	$(920)

Cash flows from investing activities:
Changes in investment in trust account	—	909
Capital expenditures	(48,210)	—
Payment of deferred acquisition consideration	(4,636)	—

Net cash (used in) provided by investing activities	(52,846)	909

Cash flows from financing activities:
Payment of deferred financing fees	(6,857)	—

Net cash used in investing activities	(6,857)

Net decrease in cash and cash equivalents	(26,435)	(11)
Cash and cash equivalents, beginning of period	147,178	129

Cash and cash equivalents, end of period	$120,743	$118

Supplemental cash flow information:
Income taxes paid	$3,649	$340

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not yet paid for	$2,811	$—
Leasehold improvement incentives	$901	$—

Supplemental disclosure of non-cash financing activities:
Accrued financing fees	$1,541	$—
Warrants subject to proposed business combination	$—	$1,828
Accrued deferred offering costs	$—	$3,112

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2010

1. Organization and Basis of Presentation

Iridium Communications Inc. (the “Company”) offers voice and data communications services and products to businesses, U.S. and international government agencies and other customers on a global basis. The Company was initially formed as GHL Acquisition Corp., a special purpose acquisition company, as further described below. The Company acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC (“Iridium Holdings” and, together with its direct and indirect subsidiaries, “Iridium”) in a transaction accounted for as a business combination on September 29, 2009 (the “Acquisition”). In accounting for the Acquisition, the Company was deemed the legal and accounting acquirer. On September 29, 2009, the Company changed its name to Iridium Communications Inc.

Iridium Holdings is considered the predecessor of the Company and, accordingly, its historical financial statements are separately presented herein as predecessor financial statements.

The Company was formed on November 2, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. All activity from November 2, 2007 (inception) through February 21, 2008 related to the Company’s formation and initial public offering. From February 21, 2008 through September 29, 2009, the Company’s activities were limited to identifying prospective target businesses to acquire and with which to complete a business combination. On September 29, 2009, the Company consummated the Acquisition and, as a result, is no longer in the development stage.

Iridium Holdings was formed under the laws of Delaware in 2000 as a limited liability company pursuant to the Delaware Limited Liability Company Act. On December 11, 2000, Iridium acquired certain satellite communications assets from Iridium LLC, a non-affiliated debtor in possession, pursuant to an asset purchase agreement.

As a result of and subsequent to the Acquisition, the Company is a provider of mobile voice and data communications services via a constellation of low earth orbiting satellites. The Company holds various licenses and authorizations from the Federal Communications Commission (the “FCC”) and from foreign regulatory bodies that permit the Company to conduct its business, including the operation of its satellite constellation.

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. The accompanying unaudited condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, (iii) all less than wholly owned subsidiaries that the Company controls, and (iv) variable interest entities where the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated, and net income not attributable to the Company (when material) has been allocated to noncontrolling interests where applicable.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim unaudited condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. While the Company believes that the disclosures are adequate to make the information not misleading, these interim unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes (as amended) included in its current report on Form 8-K filed with the with the Securities and Exchange Commission (the “SEC”) on May 10, 2010.

Reclassifications

To be consistent with the current operating company, all amounts presented as professional fees and other operating expenses in periods prior to the Acquisition have been reclassified to selling, general and administrative expenses or transaction costs. These reclassifications had no effect on the Company’s net income (loss) for the three or six months ended June 30, 2009 or stockholders’ equity as of June 30, 2009.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of this cash is swept nightly into a money market fund invested in U.S. treasuries. The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains those deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. Accounts receivable are due from both domestic and international customers (see Note 4).

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at June 30, 2010 and December 31, 2009, consisted of cash deposited in institutional money market mutual funds and regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks. Restricted cash of $15.5 million as of June 30, 2010 and December 31, 2009, relates primarily to collateral for a letter of credit for potential costs of de-orbiting the Company’s satellites. The $15.4 million letter of credit expired in the third quarter of 2010 and is no longer a requirement in the amended and restated long-term operations and maintenance agreement (“O&M Agreement”) the Company entered into with The Boeing Company (“Boeing”) in July 2010. Refer to Note 8 for more information.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and generally are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible.

Foreign Currencies

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency, except for countries that are deemed to have “highly inflationary” economies, in which case the functional currency is deemed to be the reporting currency (or U.S. dollar). Assets and liabilities of its foreign subsidiaries are translated to U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are classified as other income (expense), net in the accompanying unaudited condensed consolidated statements of operations.

Deferred Financing Costs

Costs incurred in connection with securing debt financing are deferred and are amortized as additional interest expense using the effective interest method over the term of the related debt.

As of June 30, 2010, the Company had deferred (as other long-term assets in the accompanying unaudited condensed consolidated balance sheets) approximately $8.4 million of direct and incremental deferred financing costs associated with securing anticipated debt financing for Iridium NEXT. If the Company determines the anticipated debt financing will not be completed, the related deferred costs will be written-off at that time.

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment primarily to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition, scrap, tooling and freight). Inventories are valued using the average cost method, and are carried at the lower of cost or market.

The Company has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, the Company may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. The supplier will then generally repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of June 30, 2010 and December 31, 2009, the Company had $0.6 million and $1.0 million, respectively, of excess materials and the amounts were included in inventory on the accompanying unaudited condensed consolidated balance sheets.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the Company records all assets acquired and liabilities assumed at their acquisition-date relative fair values. Since the Company estimates the fair value of the assets acquired and liabilities assumed, estimates may be revised through a measurement period, which is typically one year. The Company expenses all acquisition-related costs as incurred.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. Accordingly, the Company expenses the estimated fair value of stock-based awards made in exchange for employee and consultant services over the requisite service period. Stock-based compensation cost related to stock options is determined at the grant date using the Black-Scholes option pricing model. The value of an award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period and is classified in the statement of operations in a manner consistent with the statement of operations’ classification of the employee’s salary and other compensation. Awards to consultants are classified in selling, general and administrative.

In the second quarter of 2010, the Company granted approximately 562,000 stock options to its employees. Employee stock options generally vest over a four-year period with 25% vesting after the first year of service and the remainder vesting ratably on a quarterly basis thereafter. Additionally, in the second quarter of 2010, the Company granted approximately 75,000 stock options to consultants. The consultant options vest over a two-year period with ratable quarterly vesting. The aggregate estimated fair value of the employee and consultant stock options based on the Black-Scholes option pricing model was approximately $4.0 million.

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

Comprehensive Income

The Company’s only component of other comprehensive (loss) income for all periods presented is the foreign currency translation adjustment related to consolidated subsidiaries. Comprehensive income is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$3,200	$(17)	$1,883	$16
Cumulative translation adjustments	(12)	—	(43)	—

Comprehensive income (loss)	$3,188	$(17)	$1,840	$16

Asset Retirement Obligations

Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

Under certain circumstances, each of the U.S. government, Boeing and Motorola, Inc. (“Motorola”) has the right to require the de-orbit of the Company’s satellite constellation. In the event the Company was required to effect a mass de-orbit, the Company, pursuant to the amended and restated operations and maintenance agreement by and between Iridium Constellation LLC (“Iridium Constellation”) and Boeing, would be required to pay Boeing $16.4 million, plus an amount equivalent to the premium for de-orbit insurance coverage ($2.5 million as of June 30, 2010). The Company has concluded that each of the foregoing de-orbit rights meets the definition of an asset retirement obligation. However, the Company currently does not believe the U.S. government, Boeing or Motorola will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote. Accordingly, the Company has not recorded an asset retirement obligation relating to the potential de-orbit rights in its unaudited condensed consolidated balance sheet as of June 30, 2010.

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

Services and subscriber equipment sold to the U.S. government

The Company provides airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services, (iii) a tiered pricing plan (based on usage) per device for data services and (iv) fixed monthly fees on a per user basis for unlimited beyond line-of-sight push-to-talk voice services to user-defined groups. Revenue related to these services is recognized ratably over the periods in which the services are provided, and the related costs are expensed as incurred. The U.S. government purchases its equipment from distributors and not directly from the Company.

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

Warranty Expense

The Company generally provides the first end-user purchaser of its products a warranty on subscriber equipment for one to two years from the date of purchase by such first end-user, depending on the product. A warranty accrual is made when it is estimable and probable that a loss has been incurred. A warranty reserve is maintained based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties are recorded as cost of subscriber equipment sales and include equipment replacements, repairs, freight and program administration.

Six Months Ended June 30, 2010
(In thousands)
Balance at beginning of the period	$(726)
Provision	(390)
Utilization	618

Balance at end of the period	$(498)

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

Earnings Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, consisting of common stock issuable upon exercise of outstanding stock options and stock purchase warrants, is computed using the treasury stock method. The Company’s unvested restricted stock units contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income; the calculation of basic and diluted earnings per share excludes net income attributable to the unvested restricted stock units from the numerator, excludes the impact of unvested restricted stock units from the denominator, and includes the impact of vested restricted stock units in the denominator. Refer to Note 7 for more information.

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

3. Commitments and Contingencies

Commitments

In June 2010, the Company executed a contingent primarily fixed price full scale development contract with Thales Alenia Space (“Thales”) for the design and manufacture of satellites for the Iridium NEXT constellation (the “FSD”) and entered into an authorization to proceed (“ATP”), which allowed Thales to commence work immediately on the development of satellites prior to satisfaction of the contingencies to the effectiveness of the FSD (namely the completion of the Company’s targeted financing). The FSD contemplates the launch of the first next-generation satellites during the first quarter of 2015. As of June 30, 2010, the Company has paid $39.7 million for work related to the ATP. Upon the effectiveness of the FSD, all amounts paid pursuant to the ATP will be credited against amounts due under the FSD. As of August 6, 2010, the Company and Thales entered into amendments to the ATP and the related FSD. Refer to Note 8 for more information.

The Company entered into an agreement in March 2010 with a launch services provider to secure the terms and conditions associated with Iridium NEXT. As a result, the Company made a deposit of $19.0 million in the first quarter of 2010 which is fully refundable if financing is not secured on the FSD for the design and manufacture of the Iridium NEXT satellites with Thales. The $19.0 million deposit is recorded in other long term assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2010.

On July 21, 2010, the Company entered into certain agreements with Boeing. Refer to Note 8 for more information.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. Other than the Motorola action described below, the Company is not aware of any such actions that the Company would expect to have a material adverse impact on the Company’s business, financial results or financial condition.

On February 9, 2010, Motorola filed a complaint against Iridium Satellite LLC (“Iridium Satellite”) and Iridium Holdings to seek recovery of the commitment fee and the loan success fee under the Senior Subordinated Term Loan Agreement in an aggregate amount they allege is at least $24.7 million. The Company has accrued an amount related to this claim in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009.

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

4. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one segment, providing global satellite communication services and products.

The Company acquires subscriber equipment primarily from one manufacturer and utilizes other sole source suppliers for certain component parts of its devices. Should events or circumstances prevent the manufacturer or the suppliers from producing the equipment or component parts, the Company’s business could be adversely affected until the Company is able to move production to other facilities of the manufacturer or secure a replacement manufacturer or secure an alternative supplier for such component parts.

A significant portion of the Company’s satellite operations and maintenance services is provided by Boeing. Should events or circumstances prevent Boeing from providing these services, the Company’s business could be adversely affected until the Company is able to assume operations and maintenance responsibilities or secure a replacement service provider.

Net property and equipment by geographic area, was as follows:

	June 30, 2010	December 31, 2009
	(In thousands)
United States	$76,017	$69,911
Satellites in orbit	294,999	329,704
Satellite systems under construction	39,917	—
All others (1)	3,722	2,051

	$414,655	$401,666

(1)	All others primarily includes subscriber equipment in international waters.

Revenue by geographic area, was as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In thousands)
United States	$40,318	$80,709
Canada	11,713	23,420
United Kingdom	9,972	19,626

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In thousands)
Other countries (1)	21,971	41,961

	$83,974	$165,716

(1)	No one other country represented more than 10% of revenue.

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

Financial Assets and Liabilities

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash were recorded at fair value at June 30, 2010 and December 31, 2009. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the fair value hierarchy. The fair values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds deposited in institutional money market mutual funds and regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks.

Short-term Financial Instruments

The fair values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities) approximate their carrying values because of their short-term nature.

6. Related Party Transaction

The Company has a $1.0 million receivable from a 5% beneficial owner. The receivable resulted from federal and state tax payments submitted by the Company for Baralonco N.V. on behalf of this beneficial owner for the period prior to the Company’s purchase of 100% of the Baralonco N.V. shares. As a result of this acquisition, Baralonco N.V. is now a wholly owned subsidiary of the Company.

7. Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share are set forth below:

	For the Three Months Ended June 30,
	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$3,200	$(17)
Net income (loss) allocated to participating securities	(4)	—

Numerator for basic earnings (loss) per share	$3,196	$(17)

Numerator for diluted earnings (loss) per share	$3,196	$(17)

Denominator:
Denominator for basic earnings per share – Weighted average outstanding common shares	70,274	48,500
Dilutive effect of vested restricted stock units	26	—
Dilutive effect of warrants	2,670	—

Denominator for diluted earnings per share	72,970	48,500

Earnings (loss) per share — basic	$0.05	$(0.00)
Earnings (loss) per share — diluted	$0.04	$(0.00)

	For the Six Months Ended June 30,
	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income	$1,883	$16
Net income allocated to participating securities	(2)	—

Numerator for basic earnings per share	$1,881	$16

Numerator for diluted earnings per share	$1,881	$16

Denominator:
Denominator for basic earnings per share – Weighted average outstanding common shares	70,261	48,500
Dilutive effect of vested restricted stock units	39	—
Dilutive effect of warrants	1,902	—

Denominator for diluted earnings per share	72,202	48,500

Earnings per share — basic	$0.03	$0.00
Earnings per share — diluted	$0.03	$0.00

For the three and six months ended June 30, 2010, 14.4 million warrants and 3.1 million stock options were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. Warrants issued by the Company in the initial public offering and private placement in 2008 and 2007, respectively, were contingently exercisable at the later of one year from the date of the applicable offering and the consummation of a business combination, provided, in each case, there was an effective registration statement covering the shares issuable upon exercise of the warrants. Because this contingency was not satisfied, the warrants were not exercisable as of June 30, 2009, and therefore 56.5 million shares of common stock underlying the warrants were excluded from the basic and diluted earnings per share calculation for the three and six months ended June 30, 2009.

8. Subsequent Events

On July 21, 2010, the Company’s indirect wholly owned subsidiary, Iridium Constellation, and Boeing, entered into the O&M Agreement, which amends and restates in its entirety and supersedes the operations and maintenance agreement previously in place between Iridium Constellation and Boeing. Under the O&M Agreement, Boeing operates and maintains the Company’s satellite constellation. The term of the O&M Agreement runs concurrently with the useful life of the constellation.

The amendment and restatement of the prior agreement does not materially change the obligations of Boeing, but provides for annual price reductions and other cost-saving opportunities and converts the fee for Boeing’s operations and maintenance services from a fixed-price fee to a time-and-materials fee with an annual limit on amounts paid.

In addition, on July 21, 2010, Iridium Satellite and Boeing entered into an agreement pursuant to which Boeing will operate and maintain Iridium NEXT (the “NEXT Support Services Agreement”), once it is deployed. Boeing will provide these services on a time-and-materials fee basis. The term of the NEXT Support Services Agreement runs concurrently with the useful life of the Iridium NEXT constellation. Iridium Satellite is entitled to terminate the agreement for convenience and without cause in 2019.

As of August 6, 2010, the Company and Thales entered into amendments to the ATP and the related FSD pursuant to which the Company paid approximately $37.2 million to Thales to mitigate the potential effect of currency fluctuations on the Euro-denominated portions of the ATP and the FSD. The ATP amendment also extended that agreement for an additional three months, increasing the Company’s total potential payments to Thales during the full term of the ATP to approximately $164.2 million (assuming an average Euro/U.S. dollar exchange rate of 1.29). As amended, the ATP will terminate at the time the Company finalizes the credit facility and satisfies the conditions for the first borrowing, or, if earlier, on December 1, 2010.

Iridium Holdings LLC – Predecessor Company

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per unit data)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenue:
Services:
Government	$18,160	$36,628
Commercial	39,959	76,777
Subscriber equipment	24,586	45,089

Total revenue	82,705	158,494

Operating expenses:
Cost of subscriber equipment sales	11,601	22,917
Cost of service (exclusive of depreciation and amortization)	19,185	38,882
Research and development	1,175	13,269
Depreciation and amortization	3,574	7,249
Selling, general and administrative	13,232	27,171
Transaction costs	1,275	1,918

Total operating expenses	50,042	111,406

Operating profit	32,663	47,088

Other (expense) income:
Interest (expense) income, net of capitalized interest of $110 and $191 for the three and six months ended June 30, 2009, respectively	(4,465)	(9,104)
Other income (expense), net	402	334

Total other (expense) income	(4,063)	(8,770)

Net income	$28,600	$38,318

Net income attributable to Class A Units	$19,399	$25,991
Weighted average Class A Units outstanding – basic	1,084	1,084
Weighted average Class A Units outstanding – diluted	1,168	1,168
Earnings per unit – basic	$17.90	$23.98
Earnings per unit – diluted	$16.88	$22.79

See notes to unaudited condensed consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Unaudited Condensed Consolidated Statement of Cash Flows

(In thousands)

Six Months Ended June 30, 2009
Operating activities
Net cash provided by operating activities	$37,426

Investing activities
Capital expenditures	(4,784)

Net cash used in investing activities	(4,784)

Financing activities
Repayments under credit facilities	(16,977)

Net cash used in financing activities	(16,977)

Net increase in cash and cash equivalents	15,665
Cash and cash equivalents, beginning of period	24,810

Cash and cash equivalents, end of period	$40,475

Supplementary cash flow information
Cash paid for interest	$7,454

Supplementary disclosure of non-cash investing activities
Property and equipment received but not paid for at period end	$251

See notes to unaudited condensed consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

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

Business

Iridium is a provider of mobile voice and data communications services via satellite. Iridium holds various licenses and authorizations from the Federal Communications Commission (the “FCC”) and from foreign regulatory bodies that permit Iridium to conduct its business, including the operation of its satellite constellation. Iridium offers voice and data communications services and products to businesses, U.S. and international government agencies and other customers on a global basis.

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

Iridium has prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. The accompanying unaudited condensed consolidated financial statements include the accounts of Iridium and its wholly owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. Iridium has continued to follow the accounting policies disclosed in the consolidated financial statements included in its 2009 audited financial statements on Iridium Communications Inc.’s Form 10-K for the year ended December 31, 2009. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that Iridium considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While Iridium believes that the disclosures are adequate to not make the information misleading, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in its 2009 audited financial statements on Iridium Communications Inc.’s current report on Form 8-K filed with the with the Securities and Exchange Commission (the “SEC”) on May 10, 2010.

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

Iridium derived approximately 22% and 23% of its total revenue during the three months ended June 30, 2009 and the six months ended June 30, 2009, respectively, from agencies of the U.S. government. Iridium’s two largest commercial customers accounted for approximately 22% of total revenue for both the three and six months ended June 30, 2009.

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

Revenue by geographic area is as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(In thousands)
United States	$38,445	$76,395
Canada	12,340	22,244
United Kingdom	8,953	14,701
Other countries (1)	22,967	45,154

	$82,705	$158,494

(1)	No one other country represented more than 10% of revenue.

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

At June 30, 2009, Iridium’s financial and non-financial assets and liabilities were measured using either Level 1 or Level 2 inputs.

Interest Rate Swaps

Iridium accounts for its interest rate swaps on the balance sheet at their respective fair values. As required by Iridium’s credit facilities, management executed four pay-fixed receive-variable interest rate swaps in 2006, two of which were still open at June 30, 2009 and mature within two years. Iridium hedged $86.0 million of variable interest rate debt as of June 30, 2009. The interest rate swaps were designated as cash flow hedges. The objective for holding these instruments was to manage variable interest rate risk related to Iridium’s $210.0 million credit facilities, by synthetically converting a portion of the variable rate risk to fixed rate interest rate risk. The swaps were structured so that Iridium would pay a fixed rate of interest and receive a variable interest payment, which, to the extent hedged, should offset the variable interest that was being paid on its debt.

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

The variable interest rates on the swaps reset every quarter concurrent with the reset of the variable rate on the debt. The fixed rate will not change over the life of the swap. Each quarter-end, the swaps are measured against current interest rates to determine a fair market value. The fair market value is recorded on the balance sheet and the offset to the value, to the extent effective, is recorded in accumulated other comprehensive income. The effectiveness of the swaps in offsetting the gain or loss on the debt is assessed on a contract by contract basis quarterly, by regressing historical changes in the value of the swap against the historical change in value of the underlying debt. To establish a value for the underlying debt a “hypothetical” derivative is created with terms that match the debt (e.g., notional amount, reset rates and terms, maturity) and which had a zero fair value at designation.

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

Derivative Instruments and Hedging Activities

The following table summarizes the effect of derivative instruments designated as cash flow hedges (interest rate swaps) on Iridium’s results of operations for the three and six months ended June 30, 2009:

For the Three Months Ended June 30, 2009

(In thousands)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

Accumulated other comprehensive loss	$(156)	Interest Expense	$(991)	Interest Expense	$(5)

Total	$(156)		$(991)		$(5)

For the Six Months Ended June 30, 2009

(In thousands)

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)

Accumulated other comprehensive loss	$(79)	Interest Expense	$(1,789)	Interest Expense	$(7)

Total	$(79)		$(1,789)		$(7)

The following table summarizes the effect of derivative instruments not designated as hedges (foreign exchange contracts) on Iridium’s results of operations for the three and six months ended June 30, 2009:

For the Three Months Ended June 30, 2009

(In thousands)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Forward Contracts	Other (expense) income	$367

Total		$367

For the Six Months Ended June 30, 2009

(In thousands)

Derivatives Not Designated as Hedging Instruments under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Forward Contracts	Other (expense) income	$303

Total		$303

6. Earnings Per Unit

Basic earnings per unit is calculated by dividing net income attributable to Class A Unit holders by the weighted average of the Class A Units outstanding for the period. Net income attributable to Class A Unit holders gives effect to the net income allocable to Class B Unit holders as if such net income was distributed in the applicable period pursuant to the terms of the amended and restated limited liability company agreement between Iridium and its members (“LLC Agreement”). Diluted earnings per Class A Unit takes into account the conversion of the subordinated convertible note when such effect is dilutive.

	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2009
	(In thousands, except per unit data)
Numerator:
Net Income	$28,600	$38,318
Adjustments for Class B Units earnings participation	(9,201)	(12,327)

Net income attributable to Class A Units, basic	19,399	25,991
Adjustment for interest on Note	312	624

Net income attributable to Class A Units, diluted	$19,711	$26,615

Denominator:
Weighted-average Class A Units outstanding, basic	1,084	1,084
Units from assumed conversion of Note	84	84

Weighted-average Class A Units outstanding, diluted	1,168	1,168

Earnings Per Unit:
Basic	$17.90	$23.98
Diluted	$16.88	$22.79

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and our current report on Form 8-K filed on May 10, 2010 with the Securities and Exchange Commission, or the SEC, as well as our unaudited condensed consolidated financial statements and the unaudited condensed consolidated financial statements of Iridium Holdings LLC (our predecessor entity) included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in our 2009 Annual Report on Form 10-K and in this Form 10-Q, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On September 29, 2009, we acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC, or Iridium Holdings. We refer to this transaction as the Acquisition. Iridium Holdings, its subsidiary Iridium Satellite LLC, or Iridium Satellite, and Iridium’s Satellite’s subsidiary Iridium Constellation LLC, or Iridium Constellation, were formed under the laws of Delaware in 2000 and were organized as limited liability companies pursuant to the Delaware Limited Liability Company Act. We refer to Iridium Holdings, together with its direct and indirect subsidiaries, as Iridium. On December 11, 2000, Iridium acquired satellite communication assets from Iridium LLC, a non-affiliated debtor in possession, pursuant to an asset purchase agreement. Iridium and its affiliates held, and following the Acquisition we hold, various licenses and authorizations from the FCC and from foreign regulatory bodies that permit us to conduct our business, including the operation of our satellite constellation.

Pursuant to the terms of the Acquisition, we purchased all of the outstanding equity of Iridium Holdings. Total consideration included 29.4 million shares of our common stock and $102.6 million in cash, including payments totaling $25.5 million in cash we made in December 2009 and January 2010 to some of the former members of Iridium Holdings for tax benefits we received. Upon the closing of the Acquisition, we changed our name from GHL Acquisition Corp. to Iridium Communications Inc.

We accounted for our business combination with Iridium Holdings as a purchase business combination and recorded all assets acquired and liabilities assumed at their respective Acquisition-date fair values. We were deemed the legal and accounting acquirer and Iridium Holdings the legal and accounting acquiree. Iridium is considered our predecessor and, accordingly, its historical financial statements are deemed to be our predecessor financial statements. Iridium’s historical financial statements are included in this Form 10-Q but are presented separately from our financial statements.

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

We sell our products and services to commercial end-users exclusively through a wholesale distribution network, encompassing approximately 65 service providers, 135 value-added resellers, or VARs, and 45 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At June 30, 2010, we had approximately 383,000 billable subscribers worldwide, an increase of 55,000 or 16.8% from approximately 328,000 billable subscribers at June 30, 2009. We have a diverse customer base, including end-users in the following vertical markets: land-based handset; maritime; aviation; machine-to-machine, or M2M; and government.

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

Our business plan calls for the development of Iridium NEXT, our next-generation satellite constellation, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017 to be approximately $3 billion, assuming an average Euro/U.S. dollar exchange rate of 1.30. We expect to fund $1.8 billion of these costs from a COFACE-backed debt facility or other debt or equity financing, with the remainder to be funded from internally generated cash flows, including potential revenues from secondary payloads and warrant proceeds. There can be no assurance that our internally generated cash flows will meet our current expectations or that we will be able to finalize the COFACE-backed debt facility or obtain other sufficient external capital to fund Iridium NEXT and implement other elements of our business plan, due to increased costs, lower revenues or inability to obtain additional financing. Among other factors leading to this uncertainty, a portion of the warrants whose proceeds we expect to use to fund a portion of Iridium NEXT are currently “under water,” meaning they have an exercise price per share that is significantly higher than the current price at which our common stock is trading. In addition, none of the warrants are callable by us until such time as our stock trades for an extended period of time at a per share price greater than $14.25 for our $7.00 warrants or $18.00 for our $11.50 warrants. As of August 6, 2010, the closing price of our common stock was $10.22 per share. Unless our stock price increases significantly, we would not expect the under-water warrants to be exercised, and we will not be able to call any of the warrants. If we do not obtain such funds from internally generated cash flows, or from the net proceeds of future debt or equity financings, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities will be impaired.

The recent global economic crisis and related tightening of credit markets has also made it more difficult and expensive to raise capital. Our ability to obtain additional capital to finance Iridium NEXT and related ground infrastructure, products and services, and other capital requirements may be adversely impacted by the continuation of these market conditions. We are currently in the process of negotiating the terms of a $1.8 billion credit facility with a syndicate of international banks and other financial institutions, 95% of which we expect will be guaranteed by COFACE. This facility would be a key element of the funding necessary to design, build and launch Iridium NEXT. We cannot assure you that we will be successful in finalizing and closing this facility or that the terms of the facility will be reasonable. In addition, our ability to draw under the facility would be dependent on the satisfaction of various borrowing conditions from time to time, some of which will be outside of our control, including those relating to foreign currency exchange rates. If we do not succeed in finalizing the credit facility, or satisfying the conditions to borrow thereunder, we will need to find other sources of funds and there can be no assurance that we will have access to other sources of financing on reasonable terms, or at all. If we are unable to obtain sufficient financing on acceptable terms, we may not be able to fully implement our business plan as currently projected, if at all, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service.

The impact of recording the assets and liabilities we acquired from Iridium at fair value has resulted in a significant increase in the carrying value of our assets and liabilities. Because we estimated the fair value of the acquired assets and liabilities, we may revise those estimates if better information becomes available during the measurement period ending September 29, 2010, the first anniversary of the Acquisition. After the December 31, 2009 financial statements were issued, we received additional information related to a pre-Acquisition contingency and retrospectively adjusted the estimated fair value of the assets acquired and liabilities assumed in the Acquisition on September 29, 2009. This retrospective adjustment was reflected in a Form 8-K filed with the SEC on May 10, 2010. Consequently, when comparing our results of operations to that of our predecessor, Iridium, you should note the impact of the acquisition accounting on the carrying value of inventory, property and equipment, intangible assets and accruals, which was an increase of approximately $19.8 million, $348.2 million, $95.5 million and $29.0 million, respectively, compared to Iridium’s balance sheet as of September 29, 2009. Similarly, Iridium’s deferred revenue decreased by $7.4 million. As a result of the acquisition accounting, our cost of subscriber equipment sales increased in the first quarter of 2010 as compared to those costs and expenses of Iridium in prior periods and the decrease in the carrying value of deferred revenue is expected to result in a decrease in revenue through first quarter of 2011. In addition, the increase in accruals will result in a reduction in cost of services (exclusive of depreciation and amortization) during 2010. We also expect the increase in property and equipment and intangible assets will result in an increase to depreciation and amortization expense during 2010 and future periods.

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

•	our ability to maintain the health, capacity, control and level of service of our satellite network until and during the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary gateway and a primary satellite network operations center;

•	the competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial based cellular phone systems and related pricing pressures;

•	our ability to maintain our relationship with U.S. government customers, particularly the DoD;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•

our ability to successfully resolve a dispute with Motorola, Inc., or Motorola, regarding fees they have alleged that we owe to them and to license the required intellectual property for Iridium NEXT; and

•	reliance on single source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and related management of the global parts-supply shortage.

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

For the periods prior to the Acquisition, we did not have any business operations and we were considered to be in the development stage. All of our activities during the three and six months ended June 30, 2009 related to completing a business combination. Accordingly, we had no revenue during this period. For the three and six months ended June 30, 2010, we had $84.0 million and $165.7 million of revenue, respectively, which is entirely attributable to the operations after the Acquisition. See “ — Comparison of Our Results of Operations for the Three Months Ended June 30, 2010 and Iridium’s (Predecessor Company’s) Results of Operations for the Three Months Ended June 30, 2009” and “ — Comparison of Our Results of Operations for the Six Months Ended June 30, 2010 and Iridium’s (Predecessor Company’s) Results of Operations for the Six Months Ended June 30, 2009” for additional analysis.

Total operating expenses increased to $78.0 million and $164.2 million for the three and six months ended June 30, 2010, respectively, from $0.3 million and $0.8 million for the three and six months ended June 30, 2009, respectively. This increase was related to the operations after the Acquisition.

We had income tax provision of $2.9 million and approximately $34,000 for the three and six months ended June 30, 2010, respectively, compared to an income tax benefit of approximately $13,000 and an income tax provision of $14,000 for the three and six months ended June 30, 2009, respectively. Our estimated annual effective tax rate for 2010 is 43.7% compared to 45.0% in the equivalent period in 2009. Our estimated annual effective rate in 2010 differs from the statutory U.S. federal income tax rate of 35% due to state taxes and additional U.S. taxes on foreign corporations.

Comparison of Our Results of Operations for the Three Months Ended June 30, 2010 and Iridium’s (Predecessor Company’s) Results of Operations for the Three Months Ended June 30, 2009

For comparison purposes, we have included the following discussion of our operating results for the three months ended June 30, 2010 and those of Iridium for the three months ended June 30, 2009. This presentation is intended to facilitate the evaluation and understanding of the financial performance of our business on a quarter-to-quarter basis. Management believes this presentation is useful in providing the users of our financial information with an understanding of our results of operations because there were no material changes to the operations or customer relationships of Iridium as a result of the Acquisition and we had no material operating activities from the date of formation of GHL Acquisition Corp. until the Acquisition.

	Iridium Communications Inc. Three Months Ended June 30, 2010	Iridium (Predecessor Company) Three Months Ended June 30, 2009	% Change
	(In thousands)
Revenue:
Services:
Government	$18,230	$18,160	0.4%
Commercial	45,480	39,959	13.8%
Subscriber equipment	20,264	24,586	(17.6)%

Total revenue	83,974	82,705	1.5%

Operating expenses:
Cost of subscriber equipment sales	11,711	11,601	0.9%
Cost of services (exclusive of depreciation and amortization)	19,021	19,185	(0.9)%
Research and development	8,132	1,175	592.1%
Depreciation and amortization	22,449	3,574	528.1%
Selling, general and administrative	16,703	13,232	26.2%
Transaction costs	—	1,275	NM

Total operating expenses	78,016	50,042	55.9%

Operating profit	5,958	32,663	(81.8)%

Other income (expense):
Interest income (expense), net of capitalized interest	228	(4,465)	(105.1)%
Other income (expense), net	(22)	402	(105.5)%

Total other income (expense)	206	(4,063)	(105.1)%

Earnings before income taxes	6,164	28,600	(78.4)%
Income tax provision	2,964	—	NM

Net income	$3,200	$28,600	(88.8)%

NM = Not Meaningful

Revenue

Total revenue increased by 1.5% to $84.0 million for the three months ended June 30, 2010 from $82.7 million for the three months ended June 30, 2009, due principally to growth in billable subscribers and increased sales of commercial services, partially offset by a decrease in sales of subscriber equipment. Billable subscribers at June 30, 2010 increased by approximately 16.8% from June 30, 2009 to approximately 383,000.

Government Services Revenue

Government services revenue increased by 0.4% to $18.2 million for the three months ended June 30, 2010 from $18.1 million for the three months ended June 30, 2009. Voice service revenue increased primarily due to billable subscriber growth and growth related to Netted Iridium, a service introduced in late 2009 that provides beyond line-of-sight push-to-talk capability for user-defined groups, partially offset by a decrease in engineering and support services contracts due to a lower level of effort on existing contracts in 2010 and contracts that were completed in 2009. The voice average revenue per unit, or ARPU, decreased by $2 to $149 for the three months ended June 30, 2010 due to a higher proportion of billable subscribers on lower tiered pricing plans. The M2M data ARPU decreased slightly by $1 to $22 for the three months ended June 30, 2010 due to a higher proportion of billable subscribers on lower tiered pricing plans. We expect total government revenue in 2010 to be in line with 2009. Also, future growth in voice and M2M data billable subscribers and revenue may be negatively affected by reductions in U.S. defense spending and troop levels, and a corresponding decrease in usage under our agreements with the U.S. government. This revenue accounts for a majority of our government services revenue and is subject to annual renewals.

	Government Services
	Iridium Communications Inc. Three Months Ended June 30, 2010			Iridium (Predecessor Company) Three Months Ended June 30, 2009			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Voice	$13.9	31.8	$149	$13.1	29.0	$151	$0.8	2.8	$(2)
M2M data	0.3	5.7	22	0.2	2.9	23	0.1	2.8	(1)
Engineering and support	4.0	—		4.8	—		(0.8)	—

Total	$18.2	37.5		$18.1	31.9		$0.1	5.6

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Commercial Services Revenue

Commercial services revenue increased by 13.8% to $45.5 million for the three months ended June 30, 2010 from $40.0 million for the three months ended June 30, 2009, due principally to growth in voice and M2M data billable subscribers, increased usage and increased revenue from growth related to Iridium OpenPort, our high-speed data maritime service, partially offset by a decrease in revenue from the impact of acquisition accounting in the second quarter of 2010. Voice ARPU decreased principally due to the impact of acquisition accounting, which was partially offset by an increase in ARPU from our Iridium OpenPort services. M2M data revenue growth was driven principally by an increase in the billable subscriber base and the recognition of revenue for services provided in prior periods for a customer that became current on its payments in the second quarter of 2010. M2M data ARPU increased by $4 to $25 for the three months ended June 30, 2010 primarily due to the recognition of revenue for services provided in prior periods for a customer that became current on its payments in the second quarter of 2010 and also a higher proportion of billable subscribers on our higher tiered pricing plans.

	Commercial Services
	Iridium Communications Inc. Three Months Ended June 30, 2010			Iridium (Predecessor Company) Three Months Ended June 30, 2009			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Voice	$38.8	262.4	$51	$35.8	230.3	$53	$3.0	32.1	$(2)
M2M data	6.0	83.4	25	4.0	66.3	21	2.0	17.1	4
Other	0.7	—		0.2	—		0.5	—

Total	$45.5	345.8		$40.0	296.6		$5.5	49.2

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased by 17.6% to $20.3 million for the three months ended June 30, 2010 from $24.6 million for the three months ended June 30, 2009. The decreased subscriber equipment revenue was primarily due to decreased equipment unit prices to incent future growth in service revenue reflecting our belief that service revenues are a more stable, profitable and long-term source of income than equipment sales, and in anticipation of competitive pressure, and also due to lower volumes of handset sales. These variances were partially offset by increased sales volume in M2M data devices. Subscriber equipment revenue would have been greater except for our inability to fulfill customer orders as a result of a component parts shortage that we and other device manufacturers experienced during the second quarter. We expect to fulfill these delayed orders fully in the second half of 2010. We will continue to bias our equipment pricing in favor of measures we believe will incent subscriber growth and growth in recurring service revenues. Subscriber equipment sales to the U.S. government through a non-government distributor may be negatively affected by reductions in U.S. defense spending and troop levels, and a corresponding decrease in usage under our agreements with the U.S. government, which are subject to annual renewals.

Operating Expenses

Total operating expenses increased by 55.9% to $78.0 million for the three months ended June 30, 2010 from $50.0 million for the three months ended June 30, 2009. This increase was due primarily to increased depreciation and amortization, of which $19.2 million is related to acquisition accounting, increased selling, general and administrative expenses, and higher research and development expenses related to Iridium NEXT, slightly offset by transaction costs in the second quarter of 2009.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales generally includes the direct costs of equipment sold, which are manufacturing costs, allocation of overhead, warranty costs and royalties paid for the subscriber equipment intellectual property.

Cost of subscriber equipment sales increased by 0.9% to $11.7 million for the three months ended June 30, 2010 from $11.6 million for the three months ended June 30, 2009, primarily due to increased volume in M2M data devices, partially offset by a decrease in handsets volume primarily due to the component part shortage discussed above in subscriber equipment revenue. Historically, cost of subscriber equipment sales has changed in line with changes in subscriber equipment revenue with the exception of the fourth quarter of 2009 and first quarter of 2010 due to the impact of acquisition accounting. However, for the quarter ended June 30, 2010, cost of subscriber equipment sales increased slightly even though subscriber equipment revenue decreased, due to a reduction in equipment pricing on our handsets in 2010 compared to the second quarter of 2009.

As a result, cost of subscriber equipment sales was 47.2% of subscriber equipment revenues in the three months ended June 30, 2009 and 57.8% in the three months ended June 30, 2010. We expect that in the remaining quarters in 2010, the cost of subscriber equipment sales will continue to represent a higher percentage of subscriber equipment revenue similar to the second quarter of 2010.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) generally includes the cost of network engineering and operations staff and subcontractors, software maintenance, product support services and cost of services for government engineering and support revenue.

Cost of services (exclusive of depreciation and amortization) decreased by 0.9% to $19.0 million for the three months ended June 30, 2010 from $19.2 million for the three months ended June 30, 2009, primarily due to decreased operations and maintenance expenses as a result of acquisition accounting, partially offset by increased expense related to new commercial engineering and support services work in the second quarter of 2010 and expenses associated with network-related telecommunications. We expect our cost of services (exclusive of depreciation and amortization) to be lower in the second half of 2010 as a result of the amendment and restatement of our long-term operations and maintenance agreement, or the O&M Agreement, with The Boeing Company, or Boeing, that we entered into in July 2010 (refer to Note 8 in “Notes to Unaudited Condensed Consolidated Financial Statements” for Iridium Communications Inc.)

Research and Development

Research and development expenses increased by 592.1% to $8.1 million for the three months ended June 30, 2010 from $1.2 million for the three months ended June 30, 2009, primarily as a result of a significant increase in expenses related to Iridium NEXT due to the achievement of milestone payments to potential prime contractors in the second quarter of 2010 and an increase in expenses for equipment upgrade projects, partially offset by decreased expense related to the completion of a new M2M data device and decreased spending on future gateway upgrade projects. In addition, 2009 benefited from a revision in estimate related to a prime contractor development effort bonus accrual for Iridium NEXT as the bonus was not earned.

Depreciation and Amortization

Depreciation and amortization expenses increased by 528.1% to $22.5 million for three months ended June 30, 2010 from $3.6 million for the three months ended June 30, 2009, primarily as a result of a $19.2 million additional depreciation and amortization due to increased asset values related to acquisition accounting. We expect depreciation and amortization expense in 2010 to continue to be at levels significantly higher than in 2009 primarily due to these higher asset values.

Selling, General and Administrative

Selling, general and administrative expenses generally include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by 26.2% to $16.7 million for the three months ended June 30, 2010 from $13.2 million for the three months ended June 30, 2009 primarily due to an increase in employee related costs (primarily for stock-based compensation, salaries and severance), an increase in expenses related to our new corporate headquarters, and increased sales and marketing costs, partially offset by a reduction in bad debt expense.

Transaction Costs

Transaction costs related to the Acquisition were $1.2 million for the three months ended June 30, 2009. Transaction costs primarily include legal, accounting and consulting fees. There were no such costs for the three months ended June 30, 2010.

Other Income (Expense)

Interest Income (Expense), Net of Capitalized Interest

Interest income (expense), net of capitalized interest was $0.2 million for the three months ended June 30, 2010 and ($4.5) million for the three months ended June 30, 2009, primarily due to borrowing under Iridium credit facilities that were outstanding during the second quarter of 2009 and subsequently paid off immediately following the Acquisition. If we are successful in obtaining debt financing to support a portion of our development of Iridium NEXT, we expect that, after borrowings commence, our interest costs for subsequent quarters of 2010 could be significantly higher than the first half of 2010.

Income Tax Provision

Prior to the completion of the Acquisition, Iridium was a limited liability company treated as a partnership for income tax purposes. Therefore, the members were subject to income taxation and Iridium did not have any income tax benefit or provision for the three months ended June 30, 2009. For the three months ended June 30, 2010, we are a corporation for U.S. income tax purposes and had an income tax provision of $2.9 million based on our estimated annual effective tax rate of 43.7% plus certain discrete items.

Our reserve for uncertain tax positions includes insignificant unrecognized tax benefits related to certain state tax exposures, which it is reasonably possible will be recognized within the next six months following June 30, 2010, as a result of the expiring statute of limitations.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2010 and Iridium’s (Predecessor Company’s) Results of Operations for the Six Months Ended June 30, 2009

	Iridium Communications Inc. Six Months Ended June 30, 2010	Iridium (Predecessor Company) Six Months Ended June 30, 2009	% Change
	(In thousands)
Revenue:
Services:
Government	$37,243	$36,628	1.7%
Commercial	86,366	76,777	12.5%
Subscriber equipment	42,107	45,089	(6.6)%

Total revenue	165,716	158,494	4.6%

Operating expenses:
Cost of subscriber equipment sales	34,856	22,917	52.1%
Cost of services (exclusive of depreciation and amortization)	39,382	38,882	1.3%
Research and development	12,397	13,269	(6.6)%
Depreciation and amortization	44,960	7,249	520.2%
Selling, general and administrative	32,633	27,171	20.1%
Transaction costs	—	1,918	NM

Total operating expenses	164,228	111,406	47.4%

Operating profit	1,488	47,088	(96.8)%

Other income (expense):
Interest income (expense), net of capitalized interest	334	(9,104)	(103.7)%
Other income (expense), net	95	334	(71.6)%

Total other income (expense)	429	(8,770)	(104.9)%

Earnings before income taxes	1,917	38,318	(95.0)%
Income tax provision	34	—	NM

Net income	$1,883	$38,318	(95.1)%

NM = Not Meaningful

Revenue

Total revenue increased by 4.6% to $165.7 million for the six months ended June 30, 2010 from $158.5 million for the six months ended June 30, 2009, due principally to growth in billable subscribers and increased sales of commercial and government services, partially offset by a decrease in subscriber equipment revenue. Billable subscribers at June 30, 2010 increased by approximately 16.8% from June 30, 2009 to approximately 383,000.

Government Services Revenue

Government services revenue increased by 1.7% to $37.2 million for the six months ended June 30, 2010 from $36.6 million for the six months ended June 30, 2009, due to voice billable subscriber growth, growth related to Netted Iridium, which was introduced in late 2009, and an increase in M2M data revenue driven primarily by billable subscriber growth, partially offset by a decrease in engineering and support services contracts due to a lower level of effort on existing contracts in 2010 and contracts that were completed in 2009. Voice ARPU decreased slightly by $1 to $149 for the six months ended June 30, 2010 due to a higher proportion of billable subscribers on lower tiered pricing plans. M2M data ARPU decreased by $2 to $20 for the six months ended June 30, 2010 due to a higher proportion of billable subscribers on lower tiered pricing plans. We expect total government revenue in 2010 to be in line with 2009. Also, future growth in voice and M2M data billable subscribers and revenue may be negatively affected by reductions in U.S. defense spending and troop levels, and a corresponding decrease in usage under our agreements with the U.S. government. This revenue accounts for a majority of our government services revenue and is subject to annual renewals.

	Government Services
	Iridium Communications Inc. Six Months Ended June 30, 2010			Iridium (Predecessor Company) Six Months Ended June 30, 2009			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Voice	$27.3	31.8	$149	$26.3	29.0	$150	$1.0	2.8	$(1)
M2M data	0.6	5.7	20	0.3	2.9	22	0.3	2.8	(2)
Engineering and support	9.3	—		10.0	—		(0.7)	—

Total	$37.2	37.5		$36.6	31.9		$0.6	5.6

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Commercial Services Revenue

Commercial services revenue increased by 12.5% to $86.4 million for the six months ended June 30, 2010 from $76.8 million for the six months ended June 30, 2009, due principally to growth in voice and M2M data billable subscribers, increased usage and increased revenue from growth related to Iridium OpenPort, partially offset by a decrease in revenue from the impact of acquisition accounting. Voice ARPU decreased principally due to the impact of acquisition accounting. M2M data revenue growth was driven principally by an increase in the billable subscriber base. M2M data ARPU increased by $1 to $22 for the six months ended June 30, 2010 primarily due to a higher proportion of billable subscribers on our higher tiered pricing plans.

	Commercial Services
	Iridium Communications Inc. Six Months Ended June 30, 2010			Iridium (Predecessor Company) Six Months Ended June 30, 2009			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Voice	$75.4	262.4	$50	$68.7	230.3	$51	$6.7	32.1	$(1)
M2M data	10.1	83.4	22	7.8	66.3	21	2.3	17.1	1
Other	0.9	—		0.3	—		0.6	—

Total	$86.4	345.8		$76.8	296.6		$9.6	49.2

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased by 6.6% to $42.1 million for the six months ended June 30, 2010 from $45.1 million for the six months ended June 30, 2009. The decreased subscriber equipment revenue was primarily due to decreased equipment unit prices to incent future growth in service revenue reflecting our belief that service revenues are a more stable, profitable and long-term source of income than equipment sales, and in anticipation of competitive pressure, and also due to lower volumes of handset sales. These variances were partially offset by increased sales volume in Iridium OpenPort and M2M data devices. Subscriber equipment revenue would have been greater except for our inability to fulfill customer orders as a result of a component parts shortage that we and other device manufacturers experienced during the second quarter. We expect to fulfill these delayed orders fully in the second half of 2010. We will continue to bias our equipment pricing in favor of measures we believe will incent subscriber growth and growth in recurring service revenues. Subscriber equipment sales to the U.S. government through a non-government distributor may be negatively affected by reductions in U.S. defense spending and troop levels, and a corresponding decrease in usage under our agreements with the U.S. government, which are subject to annual renewals.

Operating Expenses

Total operating expenses increased by 47.4% to $164.2 million for the six months ended June 30, 2010 from $111.4 million for the six months ended June 30, 2009. This increase was due primarily to increased depreciation and amortization, of which $38.3 million is related to acquisition accounting, increased selling, general and administrative expenses, and increased cost of subscriber equipment sales related to acquisition accounting, slightly offset by lower research and development expenses and transaction costs for the six months ended June 30, 2009.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased by 52.1% to $34.8 million for the six months ended June 30, 2010 from $22.9 million for the six months ended June 30, 2009, primarily as a result of a $10.9 million increase related to higher inventory values as a result of acquisition accounting as well as increased volume in Iridium OpenPort and M2M data devices. We do not expect the cost of subscriber equipment sales to continue at this level as our higher valued inventory from acquisition accounting has been fully utilized. Historically, cost of subscriber equipment sales has changed in line with changes in subscriber equipment revenue with the exception of the fourth quarter of 2009 and the first quarter of 2010 due to the impact of acquisition accounting. However, for the six months ended June 30, 2010, cost of subscriber equipment sales increased slightly even though subscriber equipment revenue decreased, due to a reduction in equipment pricing on our handsets in 2010 compared to the six months ended June 30, 2009. We expect that in the remaining quarters in 2010, the cost of subscriber equipment sales will continue to represent a higher percentage of subscriber equipment revenue similar to the second quarter of 2010.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) increased by 1.3% to $39.4 million for the six months ended June 30, 2010 from $38.9 million for the six months ended June 30, 2009, primarily due to increased costs related to certain projects and expenses associated with network-related telecommunications, partially offset by a decrease in operations and maintenance expenses as a result of acquisition accounting. We expect our cost of services (exclusive of depreciation and amortization) to be lower in the second half of 2010 as a result of the amendment and restatement of the O&M Agreement with Boeing that we entered into in July 2010 (refer to Note 8 in “Notes to Unaudited Condensed Consolidated Financial Statements” for Iridium Communications Inc.)

Research and Development

Research and development expenses decreased by 6.6% to $12.4 million for the six months ended June 30, 2010 from $13.3 million for the six months ended June 30, 2009, primarily as a result of a decrease in expenses related to the completion of a new M2M data device and lower spending on future gateway projects, partially offset by increased expenses related to Iridium NEXT due to the achievement of milestone payments to potential prime contractors in the second quarter of 2010, and an increase in equipment upgrade projects. In addition, 2009 benefited from a revision in estimate related to a prime contractor development effort bonus accrual for Iridium NEXT as the bonus was not earned.

Depreciation and Amortization

Depreciation and amortization expenses increased by 520.2% to $45.0 million for six months ended June 30, 2010 from $7.3 million for the six months ended June 30, 2009, primarily as a result of $38.3 million in additional depreciation and amortization due to increased asset values related to acquisition accounting. We expect depreciation and amortization expense in 2010 to continue to be at levels significantly higher than in 2009 primarily due to these higher asset values.

Selling, General and Administrative

Selling, general and administrative expenses increased by 20.1% to $32.6 million for the six months ended June 30, 2010 from $27.1 million for the six months ended June 30, 2009 primarily due to increased employee related costs (primarily for stock-based compensation, salaries and severance), increase in professional fees (consulting, accounting, legal and regulatory) related to becoming a public company and our geographic expansion, increased expenses related to our new corporate headquarters, and increased sales and marketing costs related to trade shows, partially offset by a reduction in bad debt expense.

Transaction Costs

Transaction costs related to the Acquisition were $1.9 million for the six months ended June 30, 2009. Transaction costs primarily include legal, accounting and consulting fees. There were no such costs for the six months ended June 30, 2010.

Other Income (Expense)

Interest Income (Expense), Net of Capitalized Interest

Interest income (expense), net of capitalized interest was $0.3 million for the six months ended June 30, 2010 and ($9.1) million for the six months ended June 30, 2009, primarily due to borrowing under Iridium credit facilities that were outstanding during in the second quarter of 2009 and subsequently paid off immediately following the Acquisition. If we are successful in obtaining debt financing to support a portion of our development of Iridium NEXT, we expect that, after borrowings commence, our interest costs for subsequent quarters of 2010 could be significantly higher than the first half of 2010.

Income Tax Provision

Prior to the completion of the Acquisition, Iridium was a limited liability company treated as a partnership for income tax purposes. Therefore, the members were subject to income taxation and Iridium did not have any income tax benefit or provision for the six months ended June 30, 2009. For the six months ended June 30, 2010, we are a corporation for U.S. income tax purposes and had an income tax provision of approximately $34,000 based on our estimated annual effective tax rate of 43.7% plus certain discrete items.

Our reserve for uncertain tax positions includes insignificant unrecognized tax benefits related to certain state tax exposures, which it is reasonably possible will be recognized within the next six months following June 30, 2010, as a result of the expiring statute of limitations.

Liquidity and Capital Resources

Our principal sources of liquidity are existing cash and internally generated cash flows. Our principal liquidity requirements are to meet capital expenditure needs, including the development of Iridium NEXT, working capital and research and development.

We believe that our sources of liquidity will provide sufficient funds for us to meet our liquidity requirements for 2010, exclusive of requirements in connection with the continued development of Iridium NEXT. We have entered into two contracts with Thales Alenia Space France, or Thales, for the design, manufacture and deployment of Iridium NEXT. The first agreement, the authorization to proceed, or ATP, is a short-term agreement and the second agreement, the full scale development contract, or FSD, will become effective when and if we enter into financing for Iridium NEXT and are able to draw on such facility, which we refer to as the Financial Close. The FSD is currently denominated in U.S. dollars and Euros; however, on the date of the Financial Close, the fixed price Euro portion of the contract will be converted into dollars instead of Euros and therefore not subject to further currency risk. Such agreements will require substantial capital expenditures in 2010 and thereafter. In addition, we are currently negotiating the settlement of a significant claim with Motorola, which could be settled within the next twelve months.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017 to be approximately $3 billion, assuming an average Euro/U.S. dollar exchange rate of 1.30. We expect to fund $1.8 billion of the costs associated with Iridium NEXT from a COFACE-backed debt facility or other debt or equity financing, with the remainder to be funded from internally generated cash flows, including potential revenues from secondary payloads hosted on our Iridium NEXT satellites, and the proceeds generated by the exercise of outstanding stock purchase warrants. There can be no assurance that our internally generated cash flows will meet our current expectations or that we will be able to finalize the COFACE-backed facility or obtain other sufficient external capital to fund Iridium NEXT and implement other elements of our business plan, due to increased costs, lower revenues or inability to obtain additional financing. Among other factors leading to this uncertainty, a portion of the warrants whose proceeds we expect to use to fund a portion of Iridium NEXT are currently “under water,” meaning they have an exercise price per share that, for certain of our warrants, is significantly higher than the current price at which our common stock is trading. In addition, none of the warrants are callable by us until such time as our stock trades for an extended period of time at a per share price greater than $14.25 for our $7.00 warrants, or $18.00 for our $11.50 warrants. As of August 6, 2010 the closing price of our common stock was $10.22 per share. Unless our stock price increases significantly, we would not expect the under-water warrants to be exercised, and we will not be able to call any of the warrants. If future internally generated cash flows, net proceeds of future debt or equity financings, and revenue from hosting secondary payloads are below expectations, or the cost of developing Iridium NEXT is higher than anticipated or warrant proceeds are not realized, we will require even more external funding than planned, and our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities will be impaired. Our ability to obtain additional funding for Iridium NEXT may be adversely impacted by a number of factors, including the global economic crisis and related tightening of the credit markets. We cannot assure you that we will be able to obtain such additional liquidity on reasonable terms, or at all. If we are not able to secure such financing, we would need to delay some or all of the elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements is also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

We are currently in the process of negotiating the terms of a $1.8 billion credit facility with a syndicate of international banks and other financial institutions, 95% of which we expect will be guaranteed by COFACE. This facility would be a key element of the funding necessary to design, build and launch Iridium NEXT. We cannot assure you that we will be successful in finalizing and closing this facility or that the terms of the facility will be reasonable. In addition, our ability to draw under the facility would be dependent on the satisfaction of various borrowing conditions from time to time, some of which will be outside of our control, including those related to foreign currency exchange rates. If we do not succeed in finalizing the credit facility we will need to find other sources of funds, and there can be no assurance that we will have access to other sources of financing on reasonable terms, or at all. If we are unable to obtain sufficient financing on acceptable terms, we may not be able to fully implement our business plan as currently projected, if at all, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service.

Pursuant to the ATP, we authorized Thales to commence preliminary work relating to the design of satellites and the associated ground system for Iridium NEXT even though we have not yet finalized the Iridium NEXT credit facility. We have paid Thales approximately $53.0 million for this work during the first three months of the agreement. As of August 6, 2010, we entered into amendments to the ATP and the related FSD pursuant to which we paid an additional approximately $37.2 million to Thales to mitigate the potential effect of currency fluctuations on the Euro-denominated portions of the ATP and the FSD. The ATP amendment also extended that agreement for an additional three months, increasing our total potential payments to Thales during the full term of the ATP to approximately $164.2 million (assuming an average Euro/U.S. dollar exchange rate of 1.29). As amended, the ATP will terminate at the time of the Financial Close, or, if earlier, on December 1, 2010.

Accordingly we may have made payments to Thales totaling as much as $164.2 million before we finalize and can draw under the credit facility. If we are able to finalize the credit facility and satisfy the borrowing conditions, we anticipate that we could draw under the facility to replenish approximately 85% of the funds we had used to make these interim payments. In the meantime, however, we are making these payments out of our cash on hand and cash flow from operations. If we experience delays in finalizing the credit agreement or satisfying the borrowing conditions, or if we are unable to do so, we could face potential liquidity issues until such time as we are able to borrow under the credit facility or to arrange an alternate source of funding, which we may not be able to do in a timely manner, or at all. In addition, even assuming we are successful in entering into the credit facility and beginning to make draws thereunder, we may experience overall liquidity levels lower than our historical liquidity levels. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities, delay the ultimate deployment of Iridium NEXT and otherwise hurt our business and financial position.

Cash and Indebtedness

Our total cash and cash equivalents were $120.7 million at June 30, 2010 and we had $15.4 million payable due to Motorola at June 30, 2010.

Cash Flows

The following section highlights our cash flows for the six months ended June 30, 2010 and Iridium’s cash flows for the six months ended June 30, 2009:

Cash Flows

Cash Flows from Operating Activities

Net cash provided by our operating activities for the six months ended June 30, 2010 was $33.3 million, generated from net income of $1.8 million, adjustment of $47.3 million for depreciation and amortization and stock-based compensation, and a $15.8 million reduction in our working capital due to a launch services contract deposit, an increase in accounts receivable related to timing of collections and an increase in income tax receivable, partially offset by a decrease in inventory related to acquisition accounting, component parts shortage and inventory management.

Net cash provided by Iridium’s operating activities for the six months ended June 30, 2009 was $37.4 million, generated from net income of $38.3 million, adjustments of $10.0 million for depreciation and amortization and equity-based compensation, and a $10.8 million reduction in working capital due to reversal of accrued Iridium NEXT prime contractor fees, interest paid related to credit facilities, bonus incentive payments to employees and an increase in accounts receivable related to timing of collections, partially offset by a decrease in inventory related to inventory management.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $52.8 million, which includes $4.6 million paid to some of the former members of Iridium Holdings for tax benefits we received as a result of the Acquisition and $48.2 million of capital expenditures to our prime contractor related to Iridium NEXT, our new corporate headquarters, and equipment and software for our satellite and network operations, gateway and corporate systems. As of June 30, 2010, we have paid $39.7 million to Thales for work related to the ATP.

Net cash used in Iridium’s investing activities for the six months ended June 30, 2009 was $4.8 million resulting from capital expenditures primarily related to equipment and software for Iridium’s satellite and network operations, gateway and corporate systems.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2010 was $6.9 million resulting from deferred financing fees incurred in conjunction with obtaining debt financing for the design and manufacture of Iridium NEXT.

Net cash used in Iridium’s financing activities for the six months ended June 20, 2009 was $17.0 million resulting from repayments under credit facilities.

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

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” or ASU 2010-17. ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. For the milestone to be considered substantive, the considerations earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated and an arrangement may include more than one milestone. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. ASU 2010-17 is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (our fiscal year ending December 31, 2011), with earlier adoption permitted. We have not yet determined the impact of the adoption of ASU 2010-17 on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we do not face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables and payables. The majority of this cash is swept nightly into a money market fund invested in U.S. treasuries. We perform credit evaluations of our customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers. Accounts payable are owed to both domestic and international vendors. We maintain our cash and cash equivalents with financial institutions with high credit ratings. We maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits.

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

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as previously reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2010, neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	RISK FACTORS

The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or the Annual Report, as filed with the Securities and Exchange Commission on March 16, 2010. The descriptions below include any material changes to and supersede the description of the applicable risk factors affecting our business previously disclosed in our Annual Report.

We will need additional capital to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities. If we fail to obtain sufficient capital, we will not be able to successfully implement our business plan.

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017 to be approximately $3 billion, assuming an average Euro/U.S. dollar exchange rate of 1.30. While we expect to fund a substantial portion of these costs from internally generated cash flows, including potential revenues from secondary payloads and warrant proceeds, we expect that we will need to finance the remaining cost by raising additional debt or equity financing. However, there can be no assurance that our internally generated cash flows will meet our current expectations or that we will be able to obtain sufficient external capital to fund Iridium NEXT and implement other elements of our business plan, due to increased costs, lower revenues or inability to obtain additional financing. Among other factors leading to this uncertainty, some of the warrants whose proceeds we expect to use to fund a portion of Iridium NEXT are currently “under water,” meaning they have an exercise price per share that is significantly higher than the current price at which our common stock is trading. In addition, none of the warrants are callable by us until such time as our stock trades at a per share price greater than $14.25 for our $7.00 warrants, or $18.00 for our $11.50 warrants, for an extended period of time. As of August 6, 2010 the closing price of our common stock was $10.22 per share. Unless our stock price increases significantly, we would not expect the under-water warrants to be exercised, and we will not be able to call any of the warrants. If we do not obtain such funds from internally generated cash flows, or from the net proceeds of future debt or equity financings, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities will be impaired.

The recent global economic crisis and related tightening of credit markets has made it more difficult and expensive to raise capital. Our ability to obtain additional capital to finance Iridium NEXT and related ground infrastructure, products and services, and other capital requirements may be adversely impacted by the continuation of these market conditions. We are currently in the process of negotiating the terms of a $1.8 billion credit facility with a syndicate of international banks and other financial institutions, approximately 95% of which we expect will be guaranteed by COFACE, the French export credit agency. This facility would be a key element of the funding necessary to design, build and launch Iridium NEXT. We cannot assure you that we will be successful in finalizing and closing this facility or that the terms of the facility will be reasonable. In addition, our ability to draw under the facility would be dependent upon the satisfaction of various borrowing conditions from time to time, some of which will be outside of our control, including those relating to foreign currency exchange rates. If we do not succeed in finalizing the credit facility, we will need to find other sources of funds and there can be no assurance that we will have access to other sources of financing on reasonable terms, or at all. If we are unable to obtain sufficient financing on acceptable terms, we may not be able to fully implement our business plan as currently projected, if at all, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service.

The financing terms of Iridium NEXT may increase our expenses and restrict our ability to operate.

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

We have agreed to pay significant amounts for interim design work on Iridium NEXT and currency exchange rate risk mitigation pending the closing and availability of funds under the credit facility; if we are not able to expeditiously finalize and draw under the credit facility, we could experience pressure on our liquidity.

We have entered into the Authorization to Proceed, or ATP, with Thales Alenia Space France, or Thales, pursuant to which we authorized Thales to commence preliminary work relating to the design of satellites and the associated ground system for Iridium NEXT even though we have not yet finalized the Iridium NEXT credit facility. We have paid Thales approximately $53.0 million during the first three months of the agreement. As of August 6, 2010, we entered into amendments to the ATP and the related long-term Full Scale Development Agreement, or FSD with Thales, pursuant to which we paid an additional approximately $37.2 million to Thales to mitigate the potential effect of currency fluctuations on the Euro-denominated portions of the ATP and the FSD. The ATP amendment also extended that agreement for an additional three months, increasing our total potential payments to Thales during the full term of the ATP to approximately $164.2 million (assuming an average Euro/U.S. dollar exchange rate of 1.29). As amended, the ATP will terminate at the time we are able to draw under the credit facility to be used to finance Iridium NEXT, or, if earlier, on December 1, 2010.]

Accordingly we may have made payments to Thales totaling as much as $164.2 million before we finalize and can draw under the credit facility. If we are able to finalize the credit facility and satisfy the borrowing conditions, we anticipate that we could draw under the facility to replenish approximately 85% of the funds we had used to make these interim payments. In the meantime, however, we are making these payments out of our cash on hand and cash flow from operations. If we experience delays in finalizing the credit agreement or satisfying the borrowing conditions, or if we are unable to do so, we could face potential liquidity issues until such time as we are able to borrow under the credit facility or to arrange an alternate source of funding, which we may not be able to do in a timely manner, or at all. In addition, even assuming we are successful in entering into the credit facility and beginning to make draws thereunder, we may experience overall liquidity levels lower than our historical liquidity levels. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities, delay the ultimate deployment of Iridium NEXT and otherwise hurt our business and financial position.

We rely on a limited number of key vendors for timely supply of equipment and services.

Celestica is the manufacturer of all of our current devices, including our mobile handsets, L-Band transceivers and short burst data modems. Celestica may choose to terminate its business relationship with us when its current contractual obligations are completed in January 1, 2011, or at such earlier time as contemplated by our current agreement with Celestica. If Celestica terminates this relationship, we may not be able to find a replacement supplier. In addition, as our sole supplier, we are very dependent on Celestica’s performance. If our key vendors, including Celestica, have difficulty manufacturing or obtaining the necessary parts or material to manufacture our products, we could lose sales. In addition, we utilize other sole source suppliers for certain component parts of our devices. If such suppliers terminated their relationships with us or were otherwise unable to manufacture our component parts, these vendors would be unable to manufacture our products. Due to the recent global economic crisis, manufacturers and suppliers have been forced to implement cost-saving measures, including reductions in force and reductions in inventory. Consequently, such key manufacturers and suppliers may become capacity constrained, resulting in a shortage or interruption in supplies or an inability to meet increased demand. In addition, our manufacturers and suppliers could themselves experience a shortage of the parts or components that they use to manufacture equipment for us. If these manufacturers or suppliers fail to provide equipment or service to us on a timely basis or fail to meet our performance expectations, we may be unable to provide products or services to our customers in a competitive manner, which could in turn negatively impact our financial results. Although we may replace Celestica or other sole source suppliers with another supplier, there could be a substantial period of time in which our products are not available and any new relationship may involve a significantly different cost structure, development schedule and delivery times and we may encounter technical challenges in successfully replicating the manufacturing processes.

In addition, we depend on Boeing to provide operations and maintenance services with respect to our satellite network, including engineering, systems analysis and operations and maintenance services, from our technical support center in Chandler, Arizona and our satellite network operations center in Leesburg, Virginia. Boeing provides these services pursuant to an amended and restated operations and maintenance agreement, whose term is concurrent with the expected useful life of our current constellation. Technological competence is critical to our business and depends, to a significant degree, on the work of technically skilled employees, such as our Boeing contractors. If Boeing’s performance falls below expected levels or if Boeing has difficulties retaining the employees or contractors servicing our network, the operations of our satellite network could be compromised. In addition, if Boeing terminates its agreement with us, we may not be able to find a replacement provider on favorable terms or at all, which could impair the operations and performance of our network. Replacing Boeing as the operator of our satellite system could also trigger de-orbit rights held by the U.S. government, which, if exercised, would eliminate our ability to offer satellite communications services altogether.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

By:	/S/ THOMAS J. FITZPATRICK
Thomas J. Fitzpatrick
Chief Financial Officer

Date: August 9, 2010

EXHIBIT INDEX

Exhibit	Description

2.1	Transaction Agreement dated September 22, 2008, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 25, 2008.

2.2	Amendment to Transaction Agreement dated April 28, 2009, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC September 29, 2009.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2008.

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), filed with the SEC on February 4, 2008.

4.4	Warrant Agreement for $11.50 Warrants between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

10.1*	Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France, dated June 1, 2010.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. A complete copy of the agreement, including the redacted portions, has been filed separately with the SEC.