Form 10-Q/A
period 2010-06-30
Iridium Communications Inc.
filed 2010-10-29
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Iridium Communications Inc. (the “Company”) for the quarter ended June 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2010 (the “Quarterly Report”). The Company is filing this Amendment No. 1 solely to update Exhibit 10.1 to the Quarterly Report (the “Exhibit”). The Company sought confidential treatment for portions of the Exhibit and, following correspondence with the SEC, has restored certain portions of the Exhibit that were previously redacted.

Except for the foregoing, this Amendment No. 1 does not amend the Quarterly Report in any way and does not modify or update any disclosures contained in the Quarterly Report, which continues to speak as of the original date of the Quarterly Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Quarterly Report and the Company’s other filings made with the SEC subsequent to the Quarterly Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

By:	/S/ THOMAS J. FITZPATRICK
Thomas J. Fitzpatrick
Chief Financial Officer

Date: October 29, 2010

EXHIBIT INDEX

Exhibit	Description

2.1	Transaction Agreement dated September 22, 2008, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 25, 2008.

2.2	Amendment to Transaction Agreement dated April 28, 2009, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC September 29, 2009.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2008.

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), filed with the SEC on February 4, 2008.

4.4	Warrant Agreement for $11.50 Warrants between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

10.1*	Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France, dated June 1, 2010.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. A complete copy of the agreement, including the redacted portions, has been filed separately with the SEC.
**	Previously filed on August 9, 2010 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.

2