Form 10-Q
period 2010-09-30
Iridium Communications Inc.
filed 2010-11-09
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 5, 2010 was 70,251,001.

IRIDIUM COMMUNICATIONS INC.

ITEM No.		PAGE
Part I. Financial Information

1.	Financial Statements

	Iridium Communications Inc.:
	Unaudited Condensed Consolidated Balance Sheets	1
	Unaudited Condensed Consolidated Statements of Operations	2
	Unaudited Condensed Consolidated Statements of Cash Flows	3
	Notes to Unaudited Condensed Consolidated Financial Statements	4

	Iridium Holdings LLC – Predecessor Company:
	Unaudited Condensed Consolidated Statements of Income	15
	Unaudited Condensed Consolidated Statement of Cash Flows	16
	Notes to Unaudited Condensed Consolidated Financial Statements	17

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

3.	Quantitative and Qualitative Disclosures About Market Risk	33

4.	Controls and Procedures	33

Part II. Other Information

1.	Legal Proceedings	34

1A.	Risk Factors	34

2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

3.	Defaults Upon Senior Securities	48

4.	[Removed and Reserved]	48

5.	Other Information	48

6.	Exhibits	48

	Signatures	49

	EX-10.1

	EX-10.2

	EX-10.3

	EX-10.4

	EX-10.5

	EX-10.6

	EX-10.7

	EX-10.8

	EX-10.9

	Ex-10.10

	EX-31.1

	EX-31.2

	EX-32.1

PART I.

Iridium Communications Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$104,636	$147,178
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,462, respectively	54,391	41,189
Inventory	12,167	25,656
Deferred tax assets, net	3,527	2,481
Prepaid expenses and other current assets	5,259	4,433

Total current assets	179,980	220,937
Property and equipment, net	531,195	401,666
Restricted cash	120	15,520
Other assets	30,091	1,127
Intangible assets, net	84,926	92,485
Goodwill	94,661	94,661

Total assets	$920,973	$826,396

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$66,922	$7,865
Accrued expenses and other current liabilities	65,732	56,403
Deferred revenue	26,576	20,027
Deferred acquisition consideration	—	4,636

Total current liabilities	159,230	88,931
Accrued satellite operations and maintenance expense, net of current portion	20,928	15,300
Deferred tax liabilities, net	94,112	93,326
Other long-term liabilities	2,765	1,365

Total liabilities	277,035	198,922
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value 300,000,000 shares authorized and 70,251,001 and 70,247,701 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	70	70
Additional paid-in capital	673,986	670,116
Accumulated deficit	(30,165)	(42,734)
Accumulated other comprehensive income	47	22

Total stockholders’ equity	643,938	627,474

Total liabilities and stockholders’ equity	$920,973	$826,396

See notes to the unaudited condensed consolidated financial statements

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Services:
Government	$19,518	$—	$56,761	$—
Commercial	47,934	—	134,300	—
Subscriber equipment	27,075	—	69,182	—

Total revenue	94,527	—	260,243	—

Operating expenses:
Cost of subscriber equipment sales	14,798	—	49,654	—
Cost of services (exclusive of depreciation and amortization)	17,613	—	56,995	—
Research and development	2,311	—	14,708	—
Depreciation and amortization	22,657	—	67,617	—
Selling, general and administrative	16,312	318	48,945	722
Transaction costs	—	5,776	—	6,163

Total operating expenses	73,691	6,094	237,919	6,885

Operating profit (loss)	20,836	(6,094)	22,324	(6,885)

Other income (expense):
Change in fair value of warrants	—	(34,117)	—	(34,117)
Interest income (expense), net	81	154	415	975
Other (expense) income, net	(6)	—	89	—

Total other income (expense)	75	(33,963)	504	(33,142)

Earnings (loss) before income taxes	20,911	(40,057)	22,828	(40,027)
Income tax provision (benefit)	10,225	(629)	10,259	(616)

Net income (loss)	$10,686	$(39,428)	$12,569	$(39,411)

Weighted average shares outstanding – basic	70,303	48,929	70,275	48,645
Weighted average shares outstanding –diluted	74,040	48,929	72,873	48,645
Earnings (loss) per share – basic	$0.15	$(0.81)	$0.18	$(0.81)
Earnings (loss) per share– diluted	$0.14	$(0.81)	$0.17	$(0.81)

See notes to the unaudited condensed consolidated financial statements

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$104,576	$(15,594)

Cash flows from investing activities:
Changes in investment in trust account	—	401,838
Cash paid for acquisition, net of cash acquired	—	(19,086)
Payment of deferred acquisition consideration	(4,636)	—
Capital expenditures	(134,259)	—

Net cash (used in) provided by investing activities	(138,895)	382,752

Cash flows from financing activities:
Proceeds from public offerings	—	149,600
Purchase from issuance of private placement warrants	—	(4,940)
Purchase of shares of common stock	—	(164,884)
Purchase of shares of common stock for no-votes	—	(91,700)
Payment of underwriting fees	—	(4,288)
Payment of costs associated with offering	—	(850)
Payment under credit facility	—	(113,594)
Payment of deferred financing fees	(8,246)	—
Proceeds from exercise of warrants	23	—

Net cash used in financing activities	(8,223)	(230,656)

Net (decrease) increase in cash and cash equivalents	(42,542)	136,502
Cash and cash equivalents, beginning of period	147,178	129

Cash and cash equivalents, end of period	$104,636	$136,631

Supplemental cash flow information:
Income taxes paid	$4,267	$340

Supplemental disclosure of non-cash investing activities:
Shares issued for the acquisition of Iridium Holdings (29,443,500 shares at $11.325 per share)	$—	$333,448
Accrual of additional consideration for acquisition of Iridium Holdings	$—	$25,500
Property and equipment received but not yet paid for	$54,425	$—
Leasehold improvement incentives	$901	$—

Supplemental disclosure of non-cash financing activities:
Reversal of deferred underwriter commissions	$—	$(8,176)
Accrued financing fees	$1,778	$—

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2010

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

Iridium Holdings was formed under the laws of Delaware in 2000 as a limited liability company pursuant to the Delaware Limited Liability Company Act. On December 11, 2000, Iridium acquired certain satellite communications assets from Iridium LLC, a non-affiliated debtor in possession.

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

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. The accompanying unaudited condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, (iii) all less than wholly owned subsidiaries that the Company controls, and (iv) variable interest entities where the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated, and net income not attributable to the Company (when material) has been allocated to noncontrolling interests.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim unaudited condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. While the Company believes that the disclosures are adequate to make the information not misleading, these interim unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes (as amended) included in its current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2010.

Reclassifications and Adjustments

To be consistent with the current operating company, all amounts presented as professional fees and other operating expenses in periods prior to the Acquisition have been reclassified to selling, general and administrative expenses or transaction costs. These reclassifications had no effect on the Company’s net income (loss) for the three or nine months ended September 30, 2009 or stockholders’ equity as of September 30, 2009.

After the December 31, 2009 financial statements were issued, the Company revised certain estimated pre-Acquisition income tax balances, which resulted in a decrease to goodwill in the amount of $0.8 million.

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

Financial Instruments

The unaudited condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, restricted cash, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other liabilities and other obligations). Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of cash is swept nightly into a money market fund invested in U.S. treasuries. The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains those deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. Accounts receivable are due from both domestic and international customers (see Note 4).

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at September 30, 2010 and December 31, 2009, consisted of cash deposited in institutional money market mutual funds, regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks. The Company’s restricted cash balances as of September 30, 2010 and December 31, 2009 are $0.1 million and $15.5 million, respectively. The December 31, 2009 balance related primarily to collateral for a letter of credit for potential costs of de-orbiting the Company’s satellites. In the third quarter of 2010, this $15.4 million letter of credit expired and is no longer required to be maintained (see Note 3).

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

As of September 30, 2010, the Company had deferred (as other long-term assets in the accompanying unaudited condensed consolidated balance sheets) approximately $10.0 million of direct and incremental financing costs associated with securing debt financing for Iridium NEXT, the Company’s next-generation satellite constellation.

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment primarily to one third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition, scrap, tooling and freight). Inventories are valued using the average cost method, and are carried at the lower of cost or market.

The Company has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, the Company may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. The supplier will then generally repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of September 30, 2010 and December 31, 2009, the Company had $0.3 million and $1.0 million, respectively, of excess materials and the amounts were included in inventory on the accompanying unaudited condensed consolidated balance sheets.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. Accordingly, the Company expenses the estimated fair value of stock-based awards made in exchange for employee and consultant services over the requisite service period. Stock-based compensation cost related to stock options is determined at the grant date using the Black-Scholes option pricing model. The value of an award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period and is classified in the statement of operations in a manner consistent with the statement of operations’ classification of the employee’s salary and other compensation. Awards to consultants are classified in selling, general and administrative expenses.

In the third quarter of 2010, the Company granted approximately 75,000 stock options to its employees. Employee stock options generally vest over a four-year period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The aggregate estimated fair value of the employee stock options granted in the third quarter of 2010 based on the Black-Scholes option pricing model was approximately $0.5 million.

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

Long-Lived Assets

The Company assesses its long-lived assets for impairment when indicators of impairment are present. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. Any impairment loss would be measured as the excess of the assets’ carrying amount over their fair value. Fair value is based on market prices when available, an estimate of market value or various other valuation techniques.

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

Comprehensive Income (Loss)

The Company’s only component of other comprehensive income (loss) for all periods presented is the foreign currency translation adjustment related to consolidated subsidiaries. Comprehensive income (loss) is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$10,686	$(39,428)	$12,569	$(39,411)
Cumulative translation adjustments	68	—	25	—

Comprehensive income (loss)	$10,754	$(39,428)	$12,594	$(39,411)

Asset Retirement Obligations

Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”), and Motorola, Inc. (“Motorola”) has the right to require the de-orbit of the Company’s satellite constellation. In the event the Company was required to effect a mass de-orbit, pursuant to the amended and restated operations and maintenance agreement (the “O&M Agreement”) by and between the Company’s indirect wholly owned subsidiary Iridium Constellation LLC (“Iridium Constellation”) and Boeing, the Company would be required to pay Boeing $16.4 million, plus an amount equivalent to the premium for de-orbit insurance coverage ($2.5 million as of September 30, 2010). The Company has concluded that each of the foregoing de-orbit rights meets the definition of an asset retirement obligation. However, the Company currently does not believe the U.S. government, Boeing or Motorola will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote.

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

Services revenue sold on a stand-alone basis

Services revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized ratably over the period in which the services are provided to the end-user. The Company sells prepaid services in the form of e-vouchers and prepaid cards. A liability is established for the cash value of the e-voucher or prepaid card on purchase. The Company recognizes revenue from the prepaid services (i) upon the use of the e-voucher or prepaid card by the customer; (ii) upon the expiration of the right to access the prepaid service; or (iii) when it is determined that the likelihood that the prepaid card being redeemed by the customer is remote (“Prepaid Card Breakage”). The Company has determined the recognition of Prepaid Card Breakage based on its historical redemption patterns, which show that after 36 months from the sale to the service provider, the Company can determine the portion of the liability for which redemption is remote. The Company does not offer refund privileges for unused prepaid services.

Subscriber equipment sold on a stand-alone basis

The Company recognizes subscriber equipment sales and the related costs when title to the equipment (and the risks and rewards of ownership) passes to the customer, typically upon shipment.

Services and subscriber equipment sold to the U.S. government

The Company provides airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services, (iii) a tiered pricing plan (based on usage) per device for data services and (iv) fixed monthly fees on a per user basis for unlimited beyond line-of-sight push-to-talk voice services to user-defined groups. Revenue related to these services is recognized ratably over the periods in which the services are provided, and the related costs are expensed as incurred. The U.S. government purchases its subscriber equipment from distributors and not directly from the Company.

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

Nine Months Ended September 30, 2010
(In thousands)
Balance at beginning of the period	$(726)
Provision	(1,185)
Utilization	932

Balance at end of the period	$(979)

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

Earnings Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, consisting of common stock issuable upon exercise of outstanding stock options and stock purchase warrants, is computed using the treasury stock method. The Company’s unvested restricted stock units contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income; the calculation of basic and diluted earnings per share excludes net income attributable to the unvested restricted stock units from the numerator and excludes the impact of unvested restricted stock units from the denominator (see Note 7).

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

3. Commitments and Contingencies

Commitments

In June 2010, the Company, through its indirect wholly owned subsidiary Iridium Satellite LLC (“Iridium Satellite”), executed a primarily fixed price full scale development contract with Thales Alenia Space (“Thales”) for the design and manufacture of satellites for Iridium NEXT (the “FSD”), the effectiveness of which was contingent upon the Company securing financing for the FSD, which occurred on October 25, 2010 (see Note 8). Also in June 2010, the Company entered into an authorization to proceed (“ATP”), which allowed Thales to commence work immediately on the development of satellites prior to the effectiveness of the FSD. The FSD contemplates the launch of the first Iridium NEXT satellites during the first quarter of 2015.

In the third quarter of 2010, Iridium Satellite and Thales entered into amendments to the ATP and FSD pursuant to which the Company paid $37.6 million to Thales to mitigate the potential currency fluctuations on the Euro-denominated portions of the ATP and FSD. As of September 30, 2010, the Company had paid $94.6 million for work related to the ATP. On October 25, 2010, the

Company finalized the $1.8 billion loan facility (the “Facility”) and satisfied the conditions for the first borrowing; as a result, the FSD became effective and the ATP terminated automatically by its terms. The Company’s aggregate payments under the ATP through the date of its termination were $149.3 million, which were credited against amounts due under the FSD (see Note 8). The total price under the FSD will be approximately $2.2 billion and the Company expects payment obligations under the FSD to extend into the third quarter of 2017.

In March 2010, the Company, through Iridium Satellite, entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”), the effectiveness of which was contingent upon the Company securing financing for the FSD, which occurred on October 25, 2010 (see Note 8). On September 17, 2010, prior to the effectiveness of the SpaceX Agreement, Iridium Satellite also entered into an amendment with SpaceX that, among other things, extended the termination date to December 19, 2010. As part of the amendment, the Company agreed to make certain payments of approximately $24.0 million. The SpaceX Agreement, as amended, has a maximum price of $492.0 million.

As of September 30, 2010, the Company has made total payments of $38.0 million to SpaceX, of which $19.0 million was refundable as financing was not secured on the FSD at that time. Of the total payments of $38.0 million, the $19.0 million refundable portion was recorded in other long-term assets and the $19.0 million non-refundable portion was recorded in property and equipment, net in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2010. On October 25, 2010, the Company finalized the Facility and, as a result, the SpaceX Agreement became effective and all amounts became non-refundable and will be classified as property and equipment, net going forward.

On July 21, 2010, Iridium Constellation and Boeing entered into the O&M Agreement, which superseded the prior operations and maintenance agreement previously in place between Iridium Constellation and Boeing. Under the O&M Agreement, Boeing operates and maintains the Company’s satellite constellation. The term of the O&M Agreement runs concurrently with the estimated useful life of the current constellation. The amendment and restatement of the prior agreement does not materially change the obligations of Boeing, but provides for annual price reductions and other cost-saving opportunities and converts the fee for Boeing’s operations and maintenance services from a fixed-price fee to a time-and-materials fee with an annual limit on amounts paid.

In addition, on July 21, 2010, Iridium Satellite and Boeing entered into an agreement pursuant to which Boeing will operate and maintain Iridium NEXT (the “NEXT Support Services Agreement”). Boeing will provide these services on a time-and-materials fee basis. The term of the NEXT Support Services Agreement runs concurrently with the estimated useful life of the Iridium NEXT constellation. Iridium Satellite is entitled to terminate the agreement for convenience and without cause commencing in 2019.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. Other than the Motorola action described below, the Company is not aware of any such actions that the Company would expect to have a material adverse impact on the Company’s business, financial results or financial condition.

On February 9, 2010, Motorola filed a complaint against Iridium Satellite and Iridium Holdings to seek recovery of the commitment fee and the loan success fee under the Senior Subordinated Term Loan Agreement in an aggregate amount they alleged was at least $24.7 million. On October 1, 2010, the Company, together with Iridium Satellite and Iridium Holdings, entered into a settlement agreement with Motorola (see Note 8). The Company had accrued an amount related to this claim in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009.

Indemnification Agreement

Iridium Satellite, Boeing, Motorola and the U.S. government are parties to an indemnification contract, effective as of December 5, 2000 and amended as of September 7, 2010 (the “Indemnification Agreement”), which provides, among other things, that: (a) Iridium Satellite will maintain satellite liability insurance; (b) Boeing will maintain aviation and space liability insurance; and (c) Iridium Satellite will maintain aviation products – completed operations liability insurance with Motorola as an insured thereunder. Pursuant to the Indemnification Agreement, the U.S. government may, in its sole discretion, require the Company, Boeing or either of them to immediately de-orbit the Company’s satellites at no expense to the U.S. government upon the occurrence of certain enumerated events. However, as discussed in Note 2, management does not currently believe the U.S. government will exercise this right.

4. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one segment, providing global satellite communications services and products.

The Company contracts for the manufacture of its subscriber equipment primarily from one manufacturer and utilizes other sole source suppliers for certain component parts of its devices. Should events or circumstances prevent the manufacturer or the suppliers from producing the equipment or component parts, the Company’s business could be adversely affected until the Company is able to move production to other facilities of the manufacturer or secure a replacement manufacturer or an alternative supplier for such component parts.

A significant portion of the Company’s satellite operations and maintenance service is provided by Boeing. Should events or circumstances prevent Boeing from providing these services, the Company’s business could be adversely affected until the Company is able to assume operations and maintenance responsibilities or secure a replacement service provider.

Net property and equipment by geographic area, was as follows:

	September 30, 2010	December 31, 2009
	(In thousands)
United States	$78,946	$66,307
Satellites in orbit	277,646	329,704
Satellite systems under construction	168,168	—
All others (1)	6,435	5,655

	$531,195	$401,666

(1)	No one other country represented more than 10% of net property and equipment.

Revenue by geographic area, was as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(In thousands)
United States	$42,805	$123,514
Canada	14,138	37,558
United Kingdom	12,597	32,223
Other countries (1)	24,987	66,948

	$94,527	$260,243

(1)	No one other country represented more than 10% of revenue.

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

Financial Assets and Liabilities

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded at fair value at September 30, 2010 and December 31, 2009. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the fair value hierarchy. The fair values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds deposited in institutional money market mutual funds, regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks.

Short-term Financial Instruments

The fair values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities and other obligations) approximate their carrying values because of their short-term nature.

6. Related Party Transaction

The Company has a $0.4 million receivable from a 5% beneficial owner. The receivable resulted from federal and state tax payments submitted by the Company for Baralonco N.V. on behalf of this beneficial owner for the period prior to the Company’s purchase of 100% of the Baralonco N.V. shares. As a result of the Acquisition, Baralonco N.V. is now a wholly owned subsidiary of the Company.

7. Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share are set forth below:

	For the Three Months Ended September 30,
	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$10,686	$(39,428)
Net income (loss) allocated to participating securities	(7)	—

Numerator for basic earnings (loss) per share	$10,679	$(39,428)

Numerator for diluted earnings (loss) per share	$10,679	$(39,428)

Denominator:
Denominator for basic earnings (loss) per share – Weighted average outstanding common shares	70,303	48,929
Dilutive effect of warrants	3,737	—

Denominator for diluted earnings (loss) per share	74,040	48,929

Earnings (loss) per share — basic	$0.15	$(0.81)
Earnings (loss) per share — diluted	$0.14	$(0.81)

	For the Nine Months Ended September 30,
	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$12,569	$(39,411)
Net income allocated to participating securities	(14)	—

Numerator for basic earnings (loss) per share	$12,555	$(39,411)

Numerator for diluted earnings (loss) per share	$12,555	$(39,411)

Denominator:
Denominator for basic earnings (loss) per share – Weighted average outstanding common shares	70,275	48,645
Dilutive effect of warrants	2,598	—

Denominator for diluted earnings (loss) per share	72,873	48,645

Earnings (loss) per share — basic	$0.18	$(0.81)
Earnings (loss) per share — diluted	$0.17	$(0.81)

For the three and nine months ended September 30, 2010, 14.4 million warrants and 3.2 million stock options were not included in the computation of diluted earnings per share as the effect would be anti-dilutive. For the three and nine months ended September 30, 2009, approximately 28.0 million of warrants were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

8. Subsequent Events

Credit Facility

On October 4, 2010, Iridium Satellite entered into the Facility with a syndicate of bank lenders. Ninety-five percent of the obligations under the Facility are insured by Compagnie Française d’Assurance pour le Commerce Extérieur (“COFACE”), the French export credit agency. The Facility is comprised of two tranches, with draws and repayments applied pro rata to each tranche:

•	Tranche A – $1,537,500,000 at a fixed rate of 4.96%; and

•	Tranche B – $262,500,000 at a floating rate equal to the London Interbank Offer Rate (“LIBOR”) plus 1.95%.

In connection with each draw it makes under the Facility, Iridium Satellite will also borrow an amount equal to 6.49% of such draw to cover the premium for the COFACE policy. Iridium Satellite will also pay a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Facility beginning on April 4, 2011. In addition, pursuant to separate fee letters entered into at the same time as the Facility, Iridium Satellite paid arrangement fees to the syndicate banks totaling $46.6 million on October 29, 2010.

Funds drawn under the Facility will be used for (i) 85% of the costs under the FSD for the construction of Iridium NEXT satellites and reimbursement to Iridium Satellite for 85% of the amounts it previously paid to Thales under the ATP, (ii) the premium for the COFACE policy and (iii) the payment of a portion of interest during a portion of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, interest will be paid on the same date as the principal repayments. Prior to the repayment period, interest payments will be due on a semi-annual basis beginning April 29, 2011. The Facility will mature seven years after the start of the repayment period.

Iridium Satellite’s obligations under the Facility are guaranteed by the Company and its subsidiaries that are obligors under the Facility and are secured on a senior basis by a lien on substantially all of the Company’s assets and those of Iridium Satellite and the other obligors (except to the extent prohibited by law).

Iridium Satellite may not prepay any borrowings prior to December 31, 2015. If on that date, a specified number of Iridium NEXT satellites have been successfully launched and the Company has adequate time and resources to complete the Iridium NEXT constellation on schedule, Iridium Satellite may prepay the borrowings without penalty. In addition, following the completion of the Iridium NEXT constellation, Iridium Satellite may prepay the borrowings without penalty. Any amounts repaid may not be reborrowed. Iridium Satellite must repay the loans in full upon (i) a delisting of the Company’s common stock, (ii) a change in control of the Company or the Company ceasing to own 100% of any of the other obligors or (iii) the sale of all or substantially all of the Company’s assets. The Company must apply all or a portion of specified capital raising proceeds, insurance proceeds and condemnation proceeds to the prepayment of the loans. The Facility includes customary representations, events of default, covenants and conditions precedent to drawing of funds. The financial covenants include,

•	a minimum cash requirement;

•	a minimum debt to equity ratio level;

•	maximum capital expenditure levels;

•	minimum consolidated operational EBITDA levels;

•	minimum cash flow requirements from customers who have secondary payloads hosted on the Company’s satellites;

•	minimum debt service reserve levels;

•	a minimum debt service coverage ratio level; and

•	maximum leverage levels.

The covenants also place limitations on the ability of the Company and its subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, enter into certain transactions with affiliates, fund payments under the FSD from its own resources, incur debt, or make loans, guarantees or indemnities.

Upon the closing of the Facility on October 25, 2010, the FSD became effective and the ATP terminated automatically by its terms. The Company’s total payments of $149.3 million under the ATP through the date of its termination were credited against amounts due under the FSD. In addition, the SpaceX Agreement also became effective in the fourth quarter of 2010, and the $19.0 million refundable portion of the payments the Company had made to SpaceX became non-refundable.

Motorola Settlement

On October 1, 2010, the Company, together with Iridium Satellite and Iridium Holdings, entered into a Settlement Agreement (the “Settlement Agreement”) with Motorola, pursuant to which the parties settled the litigation filed by Motorola against Iridium Satellite and Iridium Holdings in the Circuit Court of Cook County, Illinois, County Department—Chancery Division (captioned Motorola, Inc. vs. Iridium Satellite LLC and Iridium Holdings LLC, Docket No. 10 CH 05684). On the same date, the parties entered into a series of other agreements. Pursuant to the Settlement Agreement, which contains no admission of liability by any party, and the certain other agreements entered into on the same date, Iridium Satellite will pay Motorola an aggregate of $46.0 million, in consideration of payment of debt of $15.4 million otherwise due this year, as reflected on its financial statements as of September 30, 2010, expanded intellectual property licenses, the conversion of existing intellectual property licenses from being royalty-based to prepaid, transfer to the Company of ownership of certain intellectual property rights, termination of Motorola’s rights to distributions and payments based on the value of the Company upon certain “triggering events and mutual releases of claims.” Of the total $46.0 million, the Company paid $23.0 million contemporaneously with the execution of the Settlement Agreement and the remaining $23.0 million is reflected in a Promissory Note Iridium Satellite issued to Motorola (the “Promissory Note”), which bears interest at the rate of 10% per annum and matures on December 31, 2011. The Promissory Note is secured by a security interest in Iridium Satellite’s accounts receivable and Iridium Satellite’s principal operating account, and is guaranteed by Iridium Holdings and by the Company.

In conjunction with the execution of the Settlement Agreement, Iridium Satellite and Motorola terminated the Senior Subordinated Term Loan Agreement dated December 11, 2000 by and among them. Iridium Satellite, Iridium Holdings and Motorola also amended and restated the Transition Services, Products and Asset Agreement, also dated as of December 11, 2000, to eliminate provisions which by completion or passage of time were deemed unnecessary. The Company’s insurance requirements and Motorola’s de-orbit rights under the Amended and Restated Transition Services, Products and Asset Agreement remain materially unchanged.

In addition, Iridium Satellite and Motorola entered into a System Intellectual Property Rights Amendment and Agreement and a Supplemental Subscriber Equipment Technology Amendment and Agreement. Pursuant to those two agreements, the Company broadened its existing licenses to certain Motorola intellectual property for use with its current satellite constellation and subscriber equipment, and the Company received licenses to such intellectual property for use with Iridium NEXT and future subscriber equipment.

Iridium Holdings LLC – Predecessor Company

Unaudited Condensed Consolidated Statements of Income

(In thousands, except per unit data)

	Period July 1, 2009 to September 29, 2009	Period January 1, 2009 to September 29, 2009
Revenue:
Services:
Government	$19,411	$56,039
Commercial	43,929	120,706
Subscriber equipment	21,117	66,206

Total revenue	84,457	242,951

Operating expenses:
Cost of subscriber equipment sales	10,348	33,265
Cost of services (exclusive of depreciation and amortization)	20,096	58,978
Selling, general and administrative	17,334	44,505
Research and development	4,163	17,432
Depreciation and amortization	3,601	10,850
Transaction costs	10,560	12,478

Total operating expenses	66,102	177,508

Operating profit	18,355	65,443

Other (expense) income:
Interest expense, net of capitalized interest of $133 and $324 for the period July 1, 2009 to September 29, 2009 and the period January 1, 2009 to September 29, 2009, respectively	(3,610)	(12,829)
Interest income and other income (expense), net	221	670

Total other (expense) income	(3,389)	(12,159)

Net income	$14,966	$53,284

Net income attributable to Class A Units	$10,152	$36,143
Weighted average Class A Units outstanding – basic	1,084	1,084
Weighted average Class A Units outstanding – diluted	1,168	1,168
Earnings per unit – basic	$9.37	$33.34
Earnings per unit – diluted	$8.96	$31.75

See accompanying notes to unaudited condensed consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Unaudited Condensed Consolidated Statement of Cash Flows

(In thousands)

For the Period January 1, 2009 to September 29, 2009
Operating activities:
Net income	$53,284
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,850
Other non-cash amortization and accretion	2,537
Equity and profits interest compensation	5,406
Change in certain operating assets and liabilities:
Accounts receivable, net	(5,539)
Inventory	8,919
Prepaid expenses and other current assets	2,158
Deferred cost of sales	—
Other noncurrent assets	935
Accounts payable	(2,368)
Accrued expenses and other liabilities	(7,134)
Accrued compensation and employee benefits	(2,908)
Deferred revenue	(54)
Accrued satellite operations and maintenance expense	(1,856)

Net cash provided by operating activities	64,230

Investing activities:
Capital expenditures	(7,698)

Net cash used in investing activities	(7,698)

Financing activities:
Payments under credit facilities	(23,327)
Distributions to Class A and B members	—

Net cash used in financing activities	(23,327)

Net increase in cash and cash equivalents	33,205
Cash and cash equivalents, beginning of period	24,810

Cash and cash equivalents, end of period	$58,015

Supplementary cash flow information:
Cash paid for interest	$10,704

Supplementary disclosure of non-cash investing activities:
Property and equipment received but not paid for at period end	$2,403

See accompanying notes to unaudited condensed consolidated financial statements.

Iridium Holdings LLC – Predecessor Company

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2009

1. Organization and Business

Organization

Iridium Holdings LLC (“Iridium Holdings” and, together with its direct and indirect subsidiaries, “Iridium”) was formed under the laws of Delaware in 2000 and was organized as a limited liability company pursuant to the Delaware Limited Liability Company Act. On December 11, 2000, Iridium Satellite LLC, a wholly owned subsidiary of Iridium Holdings, acquired certain satellite communication assets from Iridium LLC, a non-affiliated debtor in possession.

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

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

Iridium has prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. The accompanying unaudited condensed consolidated financial statements include the accounts of Iridium and its wholly owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. Iridium has continued to follow the accounting policies disclosed in the consolidated financial statements included in its 2009 audited financial statements on Iridium Communications Inc.’s Form 10-K for the year ended December 31, 2009. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that Iridium considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. While Iridium believes that the disclosures are adequate to not make the information misleading, these interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the 2009 audited financial statements on Iridium Communications Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2010.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires Iridium to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

3. Commitments and Contingencies

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

Iridium derived approximately 23% of its total revenue during both the period July 1, 2009 to September 29, 2009 and the period January 1, 2009 to September 29, 2009 from agencies of the U.S. government. Iridium’s two largest commercial customers accounted for approximately 25% and 23% of total revenue for the period July 1, 2009 to September 29, 2009 and the period January 1, 2009 to September 29, 2009, respectively.

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

Revenue by geographic area is as follows:

	For the Period July 1, 2009 to September 29, 2009	For the Period January 1, 2009 to September 29, 2009
	(In thousands)
United States	$39,546	$115,901
Canada	14,844	37,087
United Kingdom	8,761	23,461
Other countries (1)	21,306	66,502

	$84,457	$242,951

(1)	No one other country represents more than 10% of revenue for any of the periods presented.

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

Foreign Currency Exchange Contracts

Iridium enters into foreign currency exchange contracts to mitigate foreign currency exposure on a product consulting service contract denominated in foreign currency. Given the variability of its purchase commitments and payment terms under the product consulting service contracts, Iridium has not elected hedge accounting for these foreign currency exchange contracts. Accordingly, the foreign currency exchange contracts are marked to market at each balance sheet date, with the changes in fair value being recognized as a current period gain or loss in the accompanying unaudited condensed consolidated statements of income. The inputs used in measuring the fair value of these instruments are considered to be Level 2 in the fair value hierarchy. The fair market values are based on quoted market values for similar contracts. Subsequent to the closing of the Acquisition, Iridium closed the outstanding contracts, which had no impact to the statements of income.

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

	For the Period July 1, 2009 to September 29, 2009	For the Period January 1, 2009 to September 29, 2009
	(In thousands except per unit data)
Numerator:
Net Income	$14,966	$53,284
Adjustments for Class B Units earnings participation	(4,814)	(17,141)

Net income attributable to Class A Units, basic	10,152	36,143
Adjustment for interest on Note	312	936

Net income attributable to Class A Units, diluted	$10,464	$37,079

Denominator:
Weighted-average Class A Units outstanding, basic	1,084	1,084
Units from assumed conversion of Note	84	84

Weighted-average Class A Units outstanding, diluted	1,168	1,168

Earnings Per Unit:
Basic	$9.37	$33.34
Diluted	$8.96	$31.75

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in this Form 10-Q could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On September 29, 2009, we acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC, or Iridium Holdings. We refer to this transaction as the Acquisition. Iridium Holdings, its subsidiary Iridium Satellite LLC, or Iridium Satellite, and Iridium Satellite’s subsidiary Iridium Constellation LLC, or Iridium Constellation, were formed under the laws of Delaware in 2000 and were organized as limited liability companies pursuant to the Delaware Limited Liability Company Act. We refer to Iridium Holdings, together with its direct and indirect subsidiaries, as Iridium. On December 11, 2000, Iridium acquired satellite communication assets from Iridium LLC, a non-affiliated debtor in possession. Iridium and its affiliates held, and following the Acquisition we hold, various licenses and authorizations from the U.S. Federal Communications Commission, or FCC, and from foreign regulatory bodies that permit us to conduct our business, including the operation of our satellite constellation.

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

As a result of the Acquisition, we recorded the assets and liabilities we acquired from Iridium at fair value, which resulted in a significant increase in the carrying value of our assets and liabilities. After the December 31, 2009 financial statements were issued, we received additional information related to a pre-Acquisition contingency and retrospectively adjusted the estimated fair value of the assets acquired and liabilities assumed in the Acquisition on September 29, 2009. This retrospective adjustment was reflected in a Form 8-K filed with the SEC on May 10, 2010. Consequently, the impact of acquisition accounting on our carrying value of inventory, property and equipment, intangible assets and accruals, was an increase of approximately $19.8 million, $348.2 million, $95.5 million and $29.0 million, respectively, compared to Iridium’s balance sheet as of September 29, 2009. Similarly, Iridium’s deferred revenue decreased by $7.4 million. As a result of the effect of acquisition accounting, our cost of subscriber equipment sales increased in the first quarter of 2010 as compared to those costs and expenses of Iridium in prior periods, and the decrease in the carrying value of deferred revenue caused a decrease in revenue, which we expect will continue through the first quarter of 2011. In addition, the increase in accruals had the effect of reducing cost of services (exclusive of depreciation and amortization) during 2010, which we expect will continue into future periods. The increase in property and equipment and intangible assets had the effect of increasing depreciation and amortization expense during 2010, which we expect will continue into future periods.

Overview of Our Business

We are engaged primarily in providing mobile voice and data communications services using a constellation of orbiting satellites. We are the second largest provider of satellite-based mobile voice and data communications services based on full year 2009 revenue, and the only provider of mobile satellite communications services offering 100% global coverage. Our satellite network provides communications services to regions of the world where existing wireless or wireline networks do not exist or are impaired, including extremely remote or rural land areas, airways, open ocean, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

We sell our products and services to commercial end-users exclusively through a wholesale distribution network, encompassing approximately 70 service providers, 145 value-added resellers, or VARs, and 50 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At September 30, 2010, we had approximately 413,000 billable subscribers worldwide, an increase of 74,000 or 21.8% from approximately 339,000 billable subscribers at September 30, 2009. We have a diverse customer base, including end-users in the following vertical markets: land-based handset; maritime; aviation; machine-to-machine, or M2M; and government.

We expect a high proportion of our future revenue will be derived from services. Voice and M2M data service revenue historically has generated higher gross margin than subscriber equipment revenue. We expect our future revenue growth rates will be somewhat lower than our historical rates primarily due to decreased subscriber equipment revenue growth and the difficulty in sustaining high growth rates as our revenue increases.

Our business plan calls for the development of Iridium NEXT, our next-generation satellite constellation, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017 to be approximately $3 billion. We believe our new credit facility, described below, together with internally generated cash flow, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017.

Full Scale Development and Launch Services Agreements

In June 2010, we, through Iridium Satellite, executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space, or Thales, for the design and manufacture of satellites for Iridium NEXT. The effectiveness of the FSD was contingent upon our securing financing for the FSD. Also in June 2010, we entered into an authorization to proceed, or ATP, with Thales, which allowed Thales to commence work immediately on the development of satellites prior to the effectiveness of the FSD. The FSD contemplates the launch of the first Iridium NEXT satellites during the first quarter of 2015.

In the third quarter of 2010, Iridium Satellite entered into amendments with Thales to the ATP and FSD pursuant to which we paid $37.6 million to Thales to mitigate the potential currency fluctuations on the Euro-denominated portions of the ATP and FSD. As of September 30, 2010, we had paid $94.6 million for work related to the ATP. On October 25, 2010, we finalized a $1.8 billion loan facility, or the Facility, and satisfied the conditions for the first borrowing. As a result, the FSD became effective and the ATP terminated automatically by its terms. Our aggregate payments under the ATP through the date of its termination were $149.3 million, which were credited against amounts due under the FSD. The total price under the FSD will be approximately $2.2 billion, and we expect our payment obligations under the FSD to extend into the third quarter of 2017.

In March 2010, we, through Iridium Satellite, entered into an agreement with Space Exploration Technologies Corp., or SpaceX, to secure SpaceX as the primary launch services provider for Iridium NEXT. The effectiveness of this agreement, which we refer to as the SpaceX Agreement, was contingent upon our securing financing for the FSD, which occurred on October 25, 2010 when we satisfied the conditions for the first borrowing under the Facility. On September 17, 2010, prior to the effectiveness of the SpaceX Agreement, Iridium Satellite also entered into an amendment with SpaceX that, among other things, extended the termination date to December 19, 2010. As part of the amendment, we agreed to make certain payments of approximately $24.0 million. The SpaceX Agreement, as amended, has a maximum price of $492.0 million.

As of September 30, 2010, we had made total payments of $38.0 million to SpaceX, of which $19.0 million was refundable at that time since we had not yet completed our financing for the FSD. Of the total payments of $38.0 million, the $19.0 million refundable portion was recorded in other long-term assets and the $19.0 million non-refundable portion was recorded in property and equipment, net in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2010. On October 25, 2010, we finalized the Facility and, as a result, the SpaceX Agreement became effective and all amounts became non-refundable and will be classified as property and equipment, net, going forward.

New Credit Facility

On October 4, 2010, Iridium Satellite entered into the Facility with a syndicate of bank lenders. Ninety-five percent of the obligations under the Facility are insured by Compagnie Française d’Assurance pour le Commerce Extérieur, or COFACE. The Facility consists of two tranches, with draws and repayments applied pro rata to each tranche:

•	Tranche A – $1,537,500,000 at a fixed rate of 4.96%; and

•	Tranche B – $262,500,000 at a floating rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.95%.

In connection with each draw it makes under the Facility, Iridium Satellite will also borrow an amount equal to 6.49% of such draw to cover the premium for the COFACE policy. Iridium Satellite will also pay a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Facility beginning on April 4, 2011. In addition, pursuant to separate fee letters entered into at the same time as the Facility, Iridium Satellite paid arrangement fees to the syndicate banks totaling $46.6 million on October 29, 2010. Funds drawn under the Facility will be used for (i) 85% of the costs under the FSD for the construction of Iridium NEXT satellites and reimbursement to Iridium Satellite for 85% of the amounts it previously paid to Thales under the ATP, (ii) the premium for the COFACE policy and (iii) the payment of a portion of interest during a portion of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, interest will be paid on the same date as the principal repayments. Prior to the repayment period, interest payments will be due on a semi-annual basis beginning April 29, 2011. The Facility will mature seven years after the start of the repayment period.

Iridium Satellite’s obligations under the Facility are guaranteed by us and our subsidiaries that are obligors under the Facility and are secured on a senior basis by a lien on substantially all of our assets and those of Iridium Satellite and the other obligors.

Iridium Satellite may not prepay any borrowings prior to December 31, 2015. If on that date, a specified number of Iridium NEXT satellites have been successfully launched and we have adequate time and resources to complete the Iridium NEXT constellation on schedule, Iridium Satellite may prepay the borrowings without penalty. In addition, following the completion of the Iridium NEXT constellation, Iridium Satellite may prepay the borrowings without penalty. Any amounts repaid may not be reborrowed. Iridium Satellite must repay the loans in full upon (i) a delisting of our common stock, (ii) a change in control of our company or our ceasing to own 100% of any of the other obligors or (iii) the sale of all or substantially all of our assets. We must apply all or a portion of specified capital raising proceeds, insurance proceeds and condemnation proceeds to the prepayment of the loans. The Facility includes customary representations, events of default, covenants and conditions precedent to drawing of funds. The financial covenants include,

•	a minimum cash requirement;

•	a minimum debt to equity ratio level;

•	maximum capital expenditure levels;

•	minimum consolidated operational EBITDA levels;

•	minimum cash flow requirements from customers who have secondary payloads hosted on our satellites;

•	minimum debt service reserve levels;

•	a minimum debt service coverage ratio level; and

•	maximum leverage levels.

The covenants also place limitations on the ability of us and our subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, enter into certain transactions with affiliates, fund payments under the FSD from our own resources, incur debt, or make loans, guarantees or indemnities.

On October 29, 2010, we borrowed $135.1 million under the Facility and used a portion of the proceeds to reimburse Iridium Satellite for a portion of the previous payments under the ATP and to make the COFACE policy premium related to the draw. We also used funds received from this borrowing to pay $46.6 million of fees and expenses in connection with the negotiation and arrangement of the Facility.

Settlement of Motorola Litigation

On October 1, 2010, we entered into a settlement agreement with Motorola, Inc., or Motorola, pursuant to which the parties settled the litigation filed by Motorola against Iridium Satellite and Iridium Holdings in Illinois. On the same date, the parties entered into a series of other agreements. Pursuant to these several agreements, Iridium Satellite will pay Motorola an aggregate of $46.0 million to repay debt of $15.4 million otherwise due this year, as reflected in our financial statements as of September 30, 2010, and $14.9 million in consideration of expanded intellectual property licenses, the conversion of existing intellectual property licenses from being royalty-based to prepaid, the transfer to us of ownership of certain intellectual property rights, $15.7 million for the termination of Motorola’s rights to distributions and payments based on the value of our company upon certain “triggering events and mutual releases of claims.” Of the total $46.0 million, we paid $23.0 million contemporaneously with the execution of the settlement agreement and the remaining $23.0 million is reflected in a promissory note Iridium Satellite issued to Motorola, which bears interest at the rate of 10% per annum and matures on December 31, 2011. The promissory note to Motorola is secured by a security interest in Iridium Satellite’s accounts receivable and Iridium Satellite’s principal operating account, and is guaranteed by Iridium Holdings and by us.

In conjunction with the execution of the settlement agreement, Iridium Satellite and Motorola also terminated the Senior Subordinated Term Loan Agreement dated December 11, 2000 by and among them.

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

Nonetheless, as we continue the Iridium business, we face a number of challenges and uncertainties, including:

•

our ability to develop Iridium NEXT and related ground infrastructure, and develop products and services for Iridium NEXT, including our ability to access our credit facility to meet our future capital requirements for the construction of the Iridium NEXT satellites;

•	our ability to maintain the health, capacity, control and level of service of our satellite network until and during the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial based cellular phone systems and related pricing pressures;

•	our ability to maintain our relationship with U.S. government customers, particularly the DoD;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively; and

•

reliance on single source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand.

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

For the periods prior to the Acquisition, we did not have any business operations and we were considered to be in the development stage. All of our activities during the three and nine months ended September 30, 2009 related to completing a business combination. Accordingly, we had no revenue during this period. For the three and nine months ended September 30, 2010, our revenue was $94.5 million and $260.2 million, respectively, which was entirely attributable to the operations after the Acquisition.

Total operating expenses increased to $73.7 million and $237.9 million for the three and nine months ended September 30, 2010, respectively, from $6.1 million and $6.9 million for the three and nine months ended September 30, 2009, respectively. This increase was related to the operations after the Acquisition.

We had an income tax provision of approximately $10.2 million for both the three and nine months ended September 30, 2010, compared to an income tax benefit of approximately $0.6 million for both the three and nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 was approximately 49% compared to 1.54% in the equivalent period in 2009 due to the non-deductibility of certain transaction costs and the tax treatment of the derivative liability for the warrant exchange and repurchase agreement. Our estimated annual effective rate in 2010 differs from the statutory U.S. federal income tax rate of 35% due to state taxes and additional U.S. taxes on foreign corporations.

Comparison of Our Results of Operations for the Three Months Ended September 30, 2010 and Iridium’s (Predecessor Company’s) Results of Operations for the Period from July 1, 2009 to September 29, 2009

For comparison purposes, we have included the following discussion of our operating results for the three months ended September 30, 2010 and those of Iridium for the period from July 1, 2009 to September 29, 2009, or the 2009 Quarter Period. This presentation is intended to facilitate the evaluation and understanding of the financial performance of our business on a quarter-to-quarter basis. Management believes this presentation is useful in providing the users of our financial information with an understanding of our results of operations because there were no material changes to the operations of Iridium as a result of the Acquisition and we had no material operating activities from the date of formation of GHL Acquisition Corp. until the Acquisition.

	Iridium Communications Inc. Three Months Ended September 30, 2010	Iridium (Predecessor Company) 2009 Quarter Period	% Change
	(In thousands)
Revenue:
Services:
Government	$19,518	$19,411	0.6%
Commercial	47,934	43,929	9.1%
Subscriber equipment	27,075	21,117	28.2%

Total revenue	94,527	84,457	11.9%

Operating expenses:
Cost of subscriber equipment sales	14,798	10,348	43.0%
Cost of services (exclusive of depreciation and amortization)	17,613	20,096	(12.4)%
Research and development	2,311	4,163	(44.5)%
Depreciation and amortization	22,657	3,601	529.2%
Selling, general and administrative	16,312	17,334	(5.9)%
Transaction costs	—	10,560	NM

Total operating expenses	73,691	66,102	11.5%

Operating profit	20,836	18,355	13.5%
Other income (expense):
Interest income (expense), net of capitalized interest	81	(3,438)	(102.4)%
Other income (expense), net	(6)	49	(112.2)%

Total other income (expense)	75	(3,389)	(102.2)%

Earnings before income taxes	20,911	14,966	39.7%

Income tax provision	10,225	—	NM

Net income	$10,686	$14,966	(28.6)%

NM = Not Meaningful

Revenue

Total revenue increased by 11.9% to $94.5 million for the three months ended September 30, 2010 from $84.4 million for the 2009 Quarter Period, due principally to increased sales of subscriber equipment and growth in billable subscribers, which resulted in increased sales of commercial and government services. Billable subscribers at September 30, 2010 increased by approximately 21.8% from September 30, 2009 to approximately 413,000.

Government Services Revenue

Government services revenue increased by 0.6% to $19.5 million for the three months ended September 30, 2010 from $19.4 million for the 2009 Quarter Period, primarily due to voice billable subscriber growth, including growth related to Netted Iridium, a service introduced in late 2009 that provides beyond line-of-sight push-to-talk capability for user-defined groups. This increase was largely offset by a decrease in engineering and support services contracts, which are project-based, non-recurring in nature and generally have a low gross margin. The average monthly revenue per unit, or ARPU, for voice included in government services, decreased by $2 to $149 for the three months ended September 30, 2010 compared to the 2009 Quarter Period, due to a higher proportion of billable subscribers on the lower priced Netted Iridium plan. We expect government voice ARPU to decrease in the future as usage of Netted Iridium continues to grow. The government M2M data ARPU increased by $1 to $22 for the three months ended September 30, 2010 compared to the 2009 Quarter Period, due to a higher proportion of billable subscribers on higher tiered pricing plans. We expect total government revenue for the full year 2010 to be generally in line with 2009. Also, future growth in voice and M2M data billable subscribers and revenue may be negatively affected by reductions in U.S. defense spending and troop levels, and a corresponding decrease in usage under our agreements with the U.S. government, which accounts for a majority of our government services revenue and is subject to annual renewals.

	Government Services
	Iridium Communications Inc. Three Months Ended September 30, 2010			Iridium (Predecessor Company) 2009 Quarter Period			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Voice	$15.0	35.2	$149	$13.3	29.6	$151	$1.7	5.6	$(2)
M2M data	0.4	6.3	22	0.2	3.4	21	0.2	2.9	1
Engineering and support	4.1	—		5.9	—		(1.8)	—

Total	$19.5	41.5		$19.4	33.0		$0.1	8.5

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Commercial Services Revenue

Commercial services revenue increased by 9.1% to $47.9 million for the three months ended September 30, 2010 from $43.9 million for the 2009 Quarter Period, due principally to voice revenue and M2M data revenue growth. Voice revenue was up principally due to subscriber growth, including growth related to Iridium OpenPort, our high-speed data maritime service, partially offset by a decrease in revenue from the impact of acquisition accounting in the third quarter of 2010. M2M data revenue growth was driven principally by an increase in the billable subscriber base. The increase in engineering and support revenue was related to new work in 2010. Commercial voice ARPU decreased by $4 to $52 for the three months ended September 30, 2010 compared to the 2009 Quarter Period, primarily due to the impact of acquisition accounting, a decrease in average usage per subscriber, and lower revenue recognized on prepaid cards where the likelihood of redemption is remote, or Prepaid Card Breakage, which was partially offset by an increase in ARPU from our Iridium OpenPort services. Commercial M2M data ARPU was unchanged at $21. We expect to see a decrease in commercial M2M data ARPU as we add new pricing plans to address new M2M markets.

	Commercial Services
	Iridium Communications Inc. Three Months Ended September 30, 2010				Iridium (Predecessor Company) 2009 Quarter Period				Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)		Revenue	Billable Subscribers(1)	ARPU(2)		Revenue	Billable Subscribers	ARPU
Voice	$41.5	270.3	$52	(3)	$39.3	236.4	$56	(3)	$2.2	33.9	$(4)
M2M data	5.8	100.9	21		4.3	69.3	21		1.5	31.6	—
Engineering and support	0.6	—			0.3	—			0.3	—

Total	$47.9	371.2			$43.9	305.7			$4.0	65.5

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.
(3)	ARPU is affected by Prepaid Card Breakage, which fluctuates from period to period.

Subscriber Equipment Revenue

Subscriber equipment revenue increased by 28.2% to $27.1 million for the three months ended September 30, 2010 from $21.1 million for the 2009 Quarter Period. The increase in subscriber equipment revenue was primarily due to strong handset and M2M data device sales, which was in part attributable to fulfilling customer orders that were delayed due to the component parts shortage we experienced in the second quarter of 2010. We successfully addressed the component parts delay and are again meeting standard order fulfillment timelines for our customers. The increase in sales volume was partially offset by decreased equipment unit prices introduced earlier in 2010 to incent future growth in service revenue reflecting our belief that service revenues are a more stable, profitable and long-term source of income than equipment sales, and in anticipation of competitive pressure. We intend to continue our strategy of pricing equipment to incent subscriber growth and growth in recurring service revenues due to the higher margins in service. Subscriber equipment sales to the U.S. government, including sales through a non-government distributor, may be negatively affected by reductions in U.S. defense spending and troop levels, and a corresponding decrease in usage under our agreements with the U.S. government, which are subject to annual renewals.

Operating Expenses

Total operating expenses increased by 11.5% to $73.7 million for the three months ended September 30, 2010 from $66.1 million for the 2009 Quarter Period. This increase was due primarily to increased depreciation and amortization, of which $19.4 million was related to acquisition accounting, and increased cost of subscriber equipment sales due to higher volume of sales, partially offset by transaction costs in the 2009 Quarter Period, decreased cost of services (exclusive of depreciation and amortization), lower research and development expenses and lower selling, general and administrative expenses.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales generally includes the direct costs of equipment sold, which are manufacturing costs, allocation of overhead, warranty costs and royalties paid for the subscriber equipment intellectual property.

Cost of subscriber equipment sales increased by 43.0% to $14.9 million for the three months ended September 30, 2010 from $10.3 million for the 2009 Quarter Period, primarily due to increased sales volume in handsets and M2M data devices. Historically, cost of subscriber equipment sales has changed in line with changes in subscriber equipment revenue with the exception of the fourth quarter of 2009 and first quarter of 2010 due to the impact of acquisition accounting. The cost of subscriber equipment sales was 49.0% of subscriber equipment revenues in the 2009 Quarter Period and 54.7% in the three months ended September 30, 2010, which was primarily due to lower product pricing and a shift to lower margin products in 2010. We expect that in the fourth quarter of 2010, the cost of subscriber equipment sales will continue to represent a higher percentage of subscriber equipment revenue due to the expected mix of our product sales.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) generally includes the cost of network engineering and operations staff including subcontractors, software maintenance, product support services and cost of services for government and commercial engineering and support revenue.

Cost of services (exclusive of depreciation and amortization) decreased by 12.4% to $17.6 million for the three months ended September 30, 2010 from $20.1 million for the 2009 Quarter Period, primarily due to the result of a favorable contract renegotiation with The Boeing Company, or Boeing, in July 2010 that resulted in lower operations and maintenance expenses. We also experienced lower government engineering and support services expenses directly related to the decrease in government engineering and support services revenue, partially offset by increased expense related to new commercial engineering and support services work and increased satellite operations and engineering costs. We expect our cost of services (exclusive of depreciation and amortization) in the fourth quarter of 2010 to run at lower than historical rates.

Research and Development

Research and development expenses decreased by 44.5% to $2.3 million for the three months ended September 30, 2010 from $4.1 million for the 2009 Quarter Period, primarily as a result of a decrease in expenses related to the completion of a new M2M data device, and decreased expenses related to Iridium NEXT projects as they transitioned out of the research and development stage.

Depreciation and Amortization

Depreciation and amortization expenses increased by 529.2% to $22.6 million for three months ended September 30, 2010 from $3.6 million for the 2009 Quarter Period, primarily as a result of $19.4 million additional depreciation and amortization attributable to increased asset values related to acquisition accounting. We expect depreciation and amortization expense going forward to continue to be at levels significantly higher than in 2009 primarily due to these higher asset values.

Selling, General and Administrative

Selling, general and administrative expenses generally include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses decreased by 5.9% to $16.3 million for the three months ended September 30, 2010 from $17.4 million for the 2009 Quarter Period primarily due to a decline in stock-based compensation related to the Acquisition in the 2009 Quarter Period, partially offset by an increase in employee incentives and commissions, an increase in professional fees (accounting, legal and regulatory) related to becoming a public company and our geographic expansion.

Transaction Costs

Transaction costs related to the Acquisition were $10.6 million for the 2009 Quarter Period. Transaction costs primarily include legal, accounting and consulting fees. There were no such costs for the three months ended September 30, 2010.

Interest Income (Expense), Net of Capitalized Interest

Interest income (expense), net of capitalized interest was $0.1 million for the three months ended September 30, 2010 and ($3.4) million for the 2009 Quarter Period, primarily due to borrowings under Iridium’s credit facilities that were outstanding during the 2009 Quarter Period and subsequently paid off immediately following the Acquisition. In the fourth quarter of 2010, we closed the Facility to support a portion of our development of Iridium NEXT and we also issued a promissory note to Motorola pursuant a settlement agreement. We expect our interest costs in the fourth quarter of 2010 and going forward to increase, however, most of the costs will be capitalized as a part of the Iridium NEXT project.

Income Tax Provision

Prior to the completion of the Acquisition, Iridium was a limited liability company treated as a partnership for income tax purposes. As such, the members of Iridium Holdings LLC were subject to income taxation on their pro rata share of Iridium’s earnings and Iridium was not subject to entity-level income taxation for the 2009 Quarter Period. Following the Acquisition, we are taxed at the entity level and all of Iridium’s income is included in our results. For the three months ended September 30, 2010, our income tax provision was $10.2 million based on our estimated annual effective tax rate of approximately 49% plus discrete items.

Our reserve for uncertain tax positions includes unrecognized tax benefits related to certain U.S. and foreign transfer pricing adjustments and taxable presence in certain foreign jurisdictions.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2010 and Iridium’s (Predecessor Company’s) Results of Operations for the Period from January 1, 2009 to September 29, 2009

	Iridium Communications Inc. Nine Months Ended September 30, 2010	Iridium (Predecessor Company) Period from January 1, 2009 to September 29, 2009	% Change
	(In thousands)
Revenue:
Services:
Government	$56,761	$56,039	1.3%
Commercial	134,300	120,706	11.3%
Subscriber equipment	69,182	66,206	4.5%

Total revenue	260,243	242,951	7.1%

Operating expenses:
Cost of subscriber equipment sales	49,654	33,265	49.3%
Cost of services (exclusive of depreciation and amortization)	56,995	58,978	(3.4)%
Research and development	14,708	17,432	(15.6)%
Depreciation and amortization	67,617	10,850	523.2%
Selling, general and administrative	48,945	44,505	10.0%
Transaction costs	—	12,478	NM

Total operating expenses	237,919	177,508	34.0%

Operating profit	22,324	65,443	(65.9)%

Other income (expense):
Interest income (expense), net of capitalized interest	415	(12,542)	(103.3)%
Other income (expense), net	89	383	(76.8)%

Total other income (expense)	504	(12,159)	(104.1)%

Earnings before income taxes	22,828	53,284	(57.2)%
Income tax provision	10,259	—	NM

Net income	$12,569	$53,284	(76.4)%

NM = Not Meaningful

Revenue

Total revenue increased by 7.1% to $260.2 million for the nine months ended September 30, 2010 from $242.9 million for the period from January 1, 2009 to September 29, 2009, or the 2009 Nine-Month Period, due principally to growth in billable subscribers, which drove growth in commercial and government services as well as increased sales of subscriber equipment. Billable subscribers at September 30, 2010 increased by approximately 21.8% from September 30, 2009 to approximately 413,000.

Government Services Revenue

Government services revenue increased by 1.3% to $56.7 million for the nine months ended September 30, 2010 from $56.0 million for the 2009 Nine-Month Period, due to voice billable subscriber growth, including growth related to Netted Iridium, which was introduced in late 2009, and an increase in M2M data revenue driven primarily by billable subscriber growth, partially offset by a decrease in engineering and support services contracts. Government voice ARPU decreased by $3 to $146 for the nine months ended September 30, 2010 compared to the 2009 Nine-Month Period, due to a higher proportion of billable subscribers on the lower priced Netted Iridium plan. Government M2M data ARPU was flat year over year.

	Government Services
	Iridium Communications Inc. Nine Months Ended September 30, 2010			Iridium (Predecessor Company) 2009 Nine-Month Period			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Voice	$42.3	35.2	$146	$39.6	29.6	$149	$2.7	5.6	$(3)
M2M data	1.0	6.3	22	0.5	3.4	22	0.5	2.9	—
Engineering and support	13.4	—		15.9	—		(2.5)	—

Total	$56.7	41.5		$56.0	33.0		$0.7	8.5

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Commercial Services Revenue

Commercial services revenue increased by 11.3% to $134.3 million for the nine months ended September 30, 2010 from $120.7 million for the 2009 Nine-Month Period, due principally to voice revenue and M2M data revenue growth. Voice revenue was up principally due to subscriber growth, including growth related to Iridium OpenPort, partially offset by a decrease in revenue from the impact of acquisition accounting. M2M data revenue growth was driven principally by an increase in the billable subscriber base. The increase in engineering and support revenue is related to new work in 2010. Commercial voice ARPU decreased by $2 to $51 for the nine months ended September 30, 2010 compared to the 2009 Nine-Month Period, primarily due to the impact of acquisition accounting. Commercial M2M data ARPU was flat year over year.

	Commercial Services
	Iridium Communications Inc. Nine Months Ended September 30, 2010				Iridium (Predecessor Company) 2009 Nine-Month Period				Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)		Revenue	Billable Subscribers(1)	ARPU(2)		Revenue	Billable Subscribers	ARPU
Voice	$117.0	270.3	$51	(3)	$108.0	236.4	$53	(3)	$9.0	33.9	$(2)
M2M data	15.9	100.9	21		12.1	69.3	21		3.8	31.6	—
Engineering and support	1.4	—			0.6	—			0.8	—

Total	$134.3	371.2			$120.7	305.7			$13.6	65.5

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.
(3)	ARPU is affected by Prepaid Card Breakage, which fluctuates from period to period.

Subscriber Equipment Revenue

Subscriber equipment revenue increased by 4.5% to $69.2 million for the nine months ended September 30, 2010 from $66.2 million for the 2009 Nine-Month Period. The increase in subscriber equipment revenue was primarily due to strong M2M data device and Iridium OpenPort sales, which was partially offset by decreased equipment unit prices introduced earlier in 2010 to incent future growth in service revenue and in anticipation of competitive pressure.

Operating Expenses

Total operating expenses increased by 34.0% to $237.9 million for the nine months ended September 30, 2010 from $177.5 million for the 2009 Nine-Month Period. This increase was due primarily to increased depreciation and amortization, of which $57.7 million was related to acquisition accounting, increased cost of subscriber equipment sales due to acquisition accounting and higher volume of sales, and increased selling, general and administrative expenses, partially offset by transaction costs for the 2009 Nine-Month Period, lower research and development expenses and decreased cost of services (exclusive of depreciation and amortization).

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased by 49.3% to $49.7 million for the nine months ended September 30, 2010 from $33.2 million for the 2009 Nine-Month Period, primarily as a result of a $10.9 million increase related to higher inventory values as a result of acquisition accounting as well as increased sales volume in M2M data devices, handsets and Iridium OpenPort. We do not expect the cost of subscriber equipment sales to continue at this level as our higher valued inventory from acquisition accounting has been fully utilized. Historically, cost of subscriber equipment sales has changed in line with changes in subscriber equipment revenue with the exception of the fourth quarter of 2009 and the first quarter of 2010 due to the impact of acquisition accounting.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) decreased by 3.4% to $57.0 million for the nine months ended September 30, 2010 from $59.0 million for the 2009 Nine-Month Period, primarily due to the result of a favorable contract renegotiation with Boeing in July 2010 and the impact of acquisition accounting that resulted in lower operations and maintenance expenses. We also experienced lower government engineering and support services expenses directly related to the decrease in government engineering and support services revenue, partially offset by increased satellite operations and engineering costs and increased expense related to new commercial engineering and support services work.

Research and Development

Research and development expenses decreased by 15.6% to $14.7 million for the nine months ended September 30, 2010 from $17.4 million for the 2009 Nine-Month Period, primarily as a result of a decrease in expenses related to the completion of a new M2M data device and decreased expenses related to Iridium NEXT projects as they transitioned out of the research and development stage, partially offset by an increase in equipment upgrade projects.

Depreciation and Amortization

Depreciation and amortization expenses increased by 523.2% to $67.6 million for nine months ended September 30, 2010 from $10.9 million for the 2009 Nine-Month Period, primarily as a result of $57.7 million in additional depreciation and amortization attributable to increased asset values related to acquisition accounting.

Selling, General and Administrative

Selling, general and administrative expenses increased by 10.0% to $48.9 million for the nine months ended September 30, 2010 from $44.5 million for the 2009 Nine-Month Period, primarily due to an increase in professional fees (consulting, accounting, legal and regulatory) related to becoming a public company and our geographic expansion, increased expenses related to our new corporate headquarters, and increased sales and marketing costs related to trade shows, partially offset by a reduction in bad debt expense.

Transaction Costs

Transaction costs related to the Acquisition were $12.5 million for the 2009 Nine-Month Period. Transaction costs primarily include legal, accounting and consulting fees. There were no such costs for the nine months ended September 30, 2010.

Interest Income (Expense), Net of Capitalized Interest

Interest income (expense), net of capitalized interest was $0.4 million for the nine months ended September 30, 2010 and ($12.5) million for the 2009 Nine-Month Period, primarily due to borrowing under Iridium’s credit facilities that were outstanding during in the 2009 Nine-Month Period and subsequently paid off immediately following the Acquisition.

Income Tax Provision

For the nine months ended September 30, 2010, our income tax provision was $10.2 million based on our estimated annual effective tax rate of approximately 49% plus discrete items.

Our reserve for uncertain tax positions includes unrecognized tax benefits related to certain U.S. and foreign transfer pricing adjustments and taxable presence in certain foreign jurisdictions.

Liquidity and Capital Resources

As of September 30, 2010, our total cash and cash equivalents were $104.6 million. Our principal sources of liquidity are existing cash, internally generated cash flows and the new Facility we entered into on October 4, 2010. Our principal liquidity requirements are to meet capital expenditure needs, including the design, manufacture, and deployment of Iridium NEXT, working capital and research and development expenses.

As discussed earlier, on October 25, 2010, we closed on the Facility, which resulted in the FSD becoming effective and the ATP being terminated. Additionally, the SpaceX Agreement became effective, and we paid arrangement fees related to the Facility. We have also entered into a settlement agreement and certain other agreements with Motorola. As a result of these events, we had several significant cash outflows subsequent to quarter end totaling an aggregate of $129.3 million, which are detailed in the table below:

(In millions)

ATP payments	$54.7

Arrangement fees to the syndicated banks	46.6

SpaceX payments	5.0

Motorola payment	23.0

On October 29, 2010, we completed our first draw of $135.1 million under the Facility, which was in part used to replenish our cash balance due to the significant cash outflows described above. As of October 31, 2010, our total cash and cash equivalents was approximately $111.0 million. We expect our overall liquidity levels in the next twelve months to be lower than levels since the completion of the Acquisition as we continue our development of Iridium NEXT. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for the next twelve months.

Cash and Indebtedness

Our total cash and cash equivalents were $104.6 million at September 30, 2010, and we had $15.4 million payable due to Motorola at September 30, 2010.

Cash Flows

The following section highlights our cash flows for the nine months ended September 30, 2010 and Iridium’s cash flows for the 2009 Nine-Month Period.

Cash Flows

Cash Flows from Operating Activities

Net cash provided by our operating activities for the nine months ended September 30, 2010 was $104.6 million, generated from net income of $12.6 million, adjusted for non-cash items including $71.2 million for depreciation and amortization and stock-based compensation, a $20.8 million increase in our working capital due to a release of restricted cash, a decrease in inventory related to acquisition accounting and inventory management, an increase in deferred revenue resulting from higher sales of prepaid services, and an increase in accounts payable and accrued liabilities due to the timing of payments to vendors, partially offset by payments to SpaceX, and an increase in accounts receivable related to timing of collections.

Net cash provided by Iridium’s operating activities for the 2009 Nine-Month Period was $64.2 million, generated from net income of $53.3 million, adjusted for non-cash items including $18.8 million for depreciation and amortization, equity-based compensation and other non-cash amortization and accretion, and a $7.9 million reduction in working capital due to a reversal of accrued Iridium NEXT prime contractor fees, interest paid related to credit facilities, bonus incentive payments to employees, an increase in accounts receivable related to timing of collections, and a decrease in accounts payable due to the timing of payments to vendors, partially offset by a decrease in inventory related to inventory management.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $138.9 million, which included $4.6 million paid to some of the former members of Iridium Holdings for tax benefits we received as a result of the Acquisition and $134.3 million of capital expenditures to our prime contractor related to Iridium NEXT, payments related to our new corporate headquarters, and purchase of equipment and software for our satellite and network operations, gateway and corporate systems. As of September 30, 2010, we had paid $94.6 million to Thales for work related to the ATP.

Net cash used in Iridium’s investing activities for the 2009 Nine-Month Period was $7.7 million resulting from capital expenditures primarily related to equipment and software for Iridium’s satellite and network operations, gateway and corporate systems.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $8.2 million resulting from deferred financing fees incurred in conjunction with obtaining debt financing for the design and manufacture of Iridium NEXT.

Net cash used in Iridium’s financing activities for the 2009 Nine-Month Period was $23.3 million resulting from repayments under credit facilities.

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

Interest income on our cash and cash equivalents is subject to interest rate fluctuations. For the three and nine months ended September 30, 2010, a ten percent increase or decrease in interest rates would not have had a material effect on our interest income.

Under the original ATP and FSD with Thales entered into in June 2010, a portion of the aggregate fixed price was denominated in Euros. The parties agreed to convert the Euro portion into dollars at the time we became eligible to make the first draw under the contemplated credit facility, which was the time the FSD would become effective. It was also a condition to the closing of the Facility and the effectiveness of the FSD that the Euro-dollar exchange rate remained below a specified target. In the third quarter of 2010, we entered into amendments with Thales to the ATP and the FSD pursuant to which we paid $37.6 million to Thales to mitigate most of the risk of potential currency fluctuations on the Euro-denominated portion of the fixed price. At the time we completed the Facility on October 25, 2010 and the FSD became effective, the Euro-denominated portion of the fixed price under the FSD was converted into dollars. As a result, we will not bear any foreign currency exchange risk under the FSD going forward.

We entered into the Facility in October 2010, subsequent to the end of the third quarter of 2010, and have since borrowed $135.1 million under the Facility. A portion of the draws we make under the Facility bear interest at a floating rate equal to the LIBOR plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Facility been outstanding throughout the three and nine months ended September 30, 2010, a one-half percentage point increase or decrease in the LIBOR would not have had a material effect on our interest expense.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables and payables. The majority of this cash is swept nightly into a money market fund invested in U.S. treasuries. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers. Accounts payable are owed to both domestic and international vendors. We maintain our cash and cash equivalents with financial institutions with high credit ratings. We maintain deposits in federally insured financial institutions in excess of federally insured (FDIC) limits.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 1, 2010, we, together with Iridium Satellite and Iridium Holdings, entered into a settlement agreement dated as of September 30, 2010, or the Settlement Agreement, with Motorola, Inc., or Motorola, to fully and finally settle the litigation filed by Motorola against Iridium Satellite and Iridium Holdings in the Circuit Court of Cook County, Illinois, County Department—Chancery Division (captioned Motorola, Inc. vs. Iridium Satellite LLC and Iridium Holdings LLC, Docket No. 10 CH 05684), which was previously reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2010. Pursuant to the Settlement Agreement, which contains no admission of liability by any party, and other agreements executed at the same time, Iridium Satellite will pay Motorola $46.0 million, in consideration of payment of debt of $15.4 million otherwise due this year, expanded intellectual property licenses, the conversion of existing intellectual property licenses from being royalty-based to prepaid, transfer to us of ownership of certain intellectual property rights and termination of Motorola’s rights to distributions and payments based on the value of our company upon certain “triggering events.”

Except as noted above, neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Our business plan depends on increased demand for mobile satellite services and demand for secondary payloads, among other factors.

Our business plan is predicated on growth in demand for mobile satellite services and the demand for secondary payloads on our next-generation satellite constellation, Iridium NEXT. Demand for mobile satellite services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods and demand for secondary payloads may not materialize or may be priced lower than our expectations. A lack of demand could impair our ability to sell products and services, develop and successfully market new products and services and could exert downward pressure on prices. Any decline in prices would decrease our revenues and profitability and negatively affect our ability to generate cash for investments and other working capital needs.

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•	our ability to maintain the health, capacity and control of our existing satellite constellation;

•

our ability to complete the design, build and launch of Iridium NEXT and related ground infrastructure, products and services, and, once launched, our ability to maintain the health, capacity and control of such satellite constellation;

•	the level of market acceptance and demand for our products and services;

•	our ability to introduce innovative new products and services that satisfy market demand, including new service offerings on Iridium NEXT;

•	our ability to obtain additional business using our existing spectrum resources both in the United States and internationally;

•	our ability to sell our products and services in additional countries;

•	our ability to maintain our relationship with U.S. government customers, particularly the Department of Defense, or DoD;

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

We may need additional capital to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities. If we fail to maintain access to sufficient capital, we will not be able to successfully implement our business plan.

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017 will be approximately $3 billion. While we expect to fund these costs with borrowings under our new $1.8 billion credit facility, together with internally generated cash flows, including potential revenues from secondary payloads and warrant proceeds, it is possible that these sources will not be sufficient to fully fund Iridium NEXT and we might need to finance the remaining cost by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT.

Our ability to make ongoing draws under the credit facility will be dependent upon our satisfaction of various borrowing conditions from time to time, some of which will be outside of our control. In addition, there can be no assurance that our internally generated cash flows will meet our current expectations or that we will not encounter increased costs. Among other factors leading to the uncertainty over our internally generated cash flows, some of the warrants whose proceeds we expect to use to fund a portion of Iridium NEXT are currently “under water,” meaning they have an exercise price per share that is significantly higher than the current price at which our common stock is trading. In addition, none of the warrants are callable by us until such time as our stock trades at a per share price greater than $14.25 for our $7.00 warrants, or $18.00 for our $11.50 warrants, for an extended period of time. On November 5, 2010, the closing price of our common stock was $8.69 per share. Unless our stock price increases significantly, we would not expect the under-water warrants to be exercised, and we will not be able to call any of the warrants. If available funds from our credit facility and internally generated cash flows are less than we expect, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, develop new products and services, and pursue additional growth opportunities will be impaired, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service. We expect to experience overall liquidity levels lower than our recent liquidity levels. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities, make borrowings under our credit facility, delay the ultimate deployment of Iridium NEXT and otherwise impair our business and financial position.

If we fail to satisfy the ongoing borrowing conditions of our credit facility, we may be unable to fund Iridium NEXT.

We plan to use borrowings under the credit facility to partially fund the construction of our Iridium NEXT satellites, including borrowing to capitalize interest otherwise due under such facility. Our ability to continue to draw funds under the credit facility over time will be dependent on the satisfaction of borrowing conditions, including:

•	compliance with the covenants under the credit facility, including financial covenants and covenants relating to secondary payloads;

•	accuracy of the representations we make under the credit facility;

•	compliance with the other terms of the credit facility, including the absence of events of default; and

•	maintenance of the policy with Compagnie Française d’Assurance pour le Commerce Extérieur, or COFACE, the French export credit agency.

Some of these borrowing conditions are outside of our control. If we do not continue to satisfy the borrowing conditions under the credit facility, we would need to find other sources of financing. In addition, we would have to seek the permission of the lenders under the credit facility in order to obtain any alternative source of financing, and there can be no assurance that we would have access to other sources of financing on acceptable terms, or at all.

If we default under our credit facility, the lenders may require immediate repayment in full of amounts borrowed or foreclose on our assets.

Our credit facility contains events of default, including:

•	non-compliance with the covenants under the credit facility, including financial covenants and covenants relating to secondary payloads;

•	cross-default with other indebtedness;

•	insolvency of any obligor under the credit facility;

•	revocation of the COFACE policy;

•	failure to maintain our current satellite constellation or complete Iridium NEXT by a specified time; and

•	a determination by the lenders that we have experienced a material adverse change in our business.

Some of these events of default are outside of our control. If we experience an event of default, the lenders may require repayment in full of all principal and interest outstanding under the credit facility. It is unlikely we would have adequate funds to repay such amounts prior to the scheduled maturity of the credit facility. If we fail to repay such amounts, the lenders may foreclose on the assets we have pledged under the credit facility, which includes substantially all of our assets and those of our domestic subsidiaries.

Our credit facility restricts the manner in which we may operate our business, which may prevent us from successfully implementing our business plan.

Our credit facility contains restrictions on the operation of our business, including limits on our ability to:

•	make capital expenditures;

•	carry out mergers and acquisitions;

•	dispose of or grant liens on our assets;

•	enter into transactions with our affiliates;

•	pay dividends or make distributions to our stockholders;

•	incur indebtedness; and

•	make loans, guarantees or indemnities.

Complying with these restrictions may cause us to take actions that are not favorable to holders of our securities and may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions.

If we are unable to effectively develop and deploy Iridium NEXT before our current satellite constellation ceases to provide a commercially acceptable level of service, our business will suffer.

We are currently developing Iridium NEXT, which we expect to commence launching in early 2015. While we expect our current constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will provide a commercially acceptable level of service through this transition period. If we are unable, for any reason, including as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve or maintain orbital placement or delays in receiving regulatory approvals, to deploy Iridium NEXT before our current constellation ceases to provide a commercially acceptable level of service or if we experience backward compatibility problems with our new constellation once deployed, we will likely lose customers and business opportunities to our competitors, resulting in a material decline in revenues and profitability and inability to service debt as our ability to provide a commercially acceptable level of service is impaired.

Iridium NEXT may not be completed on time, and the costs associated with it may be greater than expected.

We estimate the costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 will be approximately $3 billion although our actual costs could substantially exceed this estimate. We may not complete Iridium

NEXT and related infrastructure on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. Development of Iridium NEXT may suffer from additional delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	lower than anticipated internally generated cash flows;

•	lower than expected secondary payload funding;

•	the failure to receive proceeds from the exercise of our outstanding warrants, some of which are currently significantly under water;

•	the failure to maintain our ability to make draws under our credit facility, including by reason of our failure to satisfy any ongoing financial or other condition to making draws;

•	operating and other requirements imposed by the lenders under our credit facility;

•	engineering or manufacturing performance falling below expected levels of output or efficiency;

•	complex integration of ground segment, the Iridium NEXT satellites and the transition from our current constellation;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	non-performance by third-party contractors, including the prime system contractor;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of a new or unproven launch vehicle or the failure of the launch services provider to sustain its business;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	increases in the costs of materials;

•	changes in project scope;

•	additional requirements imposed by changes in laws; or

•	severe weather or catastrophic events such as fires, earthquakes, storms or explosions.

In addition, we have not entered into contracts for significant portions of the development needed to complete Iridium NEXT, and there can be no assurance such development will be completed on-time, on budget or at all. If the design, manufacture and deployment of Iridium NEXT costs more or takes longer than we anticipate, our ability to continue to develop Iridium NEXT and related infrastructure could be compromised.

Loss of any Iridium NEXT satellite during launch could delay or impair our ability to offer our services, and launch insurance, to the extent available, will not fully cover this risk.

The launch of our Iridium NEXT satellites will be subject to the inherent risk of launch failures, which could result in the loss or destruction of one or more satellites. We have entered into a Contract for Launch Services, or the SpaceX Agreement, with Space Exploration Technologies Corp., or SpaceX, pursuant to which SpaceX will provide launch services to us in connection with our deployment of Iridium NEXT. The SpaceX Agreement contemplates multiple launches on SpaceX’s Falcon 9 rocket over a two-year period. SpaceX has a limited operating history and limited financial resources, and the Falcon 9 rocket is a new launch vehicle with a limited launch history, which could expose us to delay, greater risk of launch failure or the need to utilize an alternate launch services provider. In addition, we are required under the terms of our credit facility to enter into an agreement with a back-up launch services provider and to insure a portion of the launch of our Iridium NEXT satellites, and we expect to self-insure the remaining portion. Launch insurance currently costs approximately 6% to 20% of the insured value of the satellites launched, including launch costs, but may vary depending on market conditions and the safety record of the launch vehicle. In addition, we expect any launch insurance policies that we obtain to include specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage arising from acts of war, lasers and other similar potential risks for which exclusions are customary in the industry. If launch insurance rates were to rise substantially, our future launch costs could increase. It is also possible that insurance could become unavailable or prohibitively expensive, either generally or for a specific launch vehicle, or that new insurance could be subject to broader exclusions on coverage or limitations on losses, in which event we would bear the risk of launch failures. Even if a lost satellite is fully insured, acquiring a replacement satellite may be difficult and time consuming and could delay the deployment of Iridium NEXT. Furthermore, launch insurance does not cover lost revenue.

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

Also, our satellites have already exceeded their original design lives and although actual useful life typically exceeds original design life, the useful lives of our satellites may be shorter than we expect. In addition, additional satellites may fail or collide with space debris or other satellites in the future, and we cannot assure you that our in-orbit spare satellites will be sufficient to replace such satellites or that we will be able to replace them in a timely manner. As a result, while we expect our current constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee we will be able to provide such level of service through the transition period.

In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite and solar or other astronomical events, including solar radiation and flares and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. As our constellation has aged, some of our satellites have experienced individual component failures affecting their coverage or transmission capacity and other satellites may experience such failures in the future, which could adversely affect the reliability of their service. As a result, fewer than 66 of our in-orbit satellites will be fully functioning at any time. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge in our statement of operations reflecting the remaining net book value of that satellite, which could significantly depress our net income for the period in which the failure occurs.

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

We may be required in the future to make further changes to our constellation to maintain or improve its performance. Any such changes may require prior Federal Communications Commission, or FCC, approval and the FCC may subject the approval to other conditions that could be unfavorable to our business. In addition, from time to time we may reposition our satellites within the constellation in order to optimize our service, which could result in degraded service during the repositioning period. Although there are some remote tools we use to remedy certain types of problems affecting the performance of our satellites, the physical repair of our satellites in space is not feasible.

We are dependent on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing products and services.

We license critical system technology, including certain software and systems, to operate and maintain our network as well as technical information for the design, manufacture and sale of our devices. This intellectual property is essential to our ability to continue to operate our constellation and sell our services, handsets and data devices. In addition, we are dependent on such third parties to develop enhancements to our current products and services even in circumstances where we own the intellectual property. If any third-party owner of such intellectual property were to terminate any license agreement or cease to support and service this technology or perform development on our behalf, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain such services from alternative vendors. Any substitute technology may also be costly to develop and integrate, and have lower quality or performance standards, which would adversely affect the quality of our products and services. In connection with the design, manufacture and operation of Iridium NEXT and related ground infrastructure and the development of new products and services to be offered on Iridium NEXT, we may be required to obtain additional intellectual property rights from third parties. We cannot assure you that we will be able to obtain such intellectual property rights on commercially reasonable terms or at all. If we are unable to obtain such intellectual property rights or are unable to obtain such rights on commercially reasonable terms, we may not complete Iridium NEXT and related ground infrastructure on budget or at all or may not be able to develop new products and services to be offered on Iridium NEXT.

Our products could fail to perform or perform at reduced levels of service because of technological malfunctions or deficiencies or events outside of our control which would seriously harm our business and reputation.

Our products and services are subject to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our satellites, services, information systems or telecommunications infrastructure could result in the inability of our customers to receive our services for an indeterminate period of time. These customers include government agencies conducting mission-critical work throughout the world, as well as consumers and businesses located in remote areas of the world and operating under harsh environmental conditions where traditional telecommunications services may not be readily available. Any disruption to our services or extended periods of reduced levels of service could cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers or result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse elements of our system, including our satellites, our commercial gateway, or our network operations center to function as required could render our system unable to perform at the quality and capacity levels required for success. Any system failures, repeated product failures or shortened product life or extended reduced levels of service could reduce our sales, increase costs or result in warranty or liability claims, cause us to extend our warranty period and seriously harm our business.

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

We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to operate as a public company and managing the growth of our business. As our product portfolio continues to expand, the responsibilities of our management team and other company resources also grow. Consequently, we may further strain our management and other company resources with the increased complexities and administrative burdens associated with a larger, more complex product portfolio. Our failure to meet these challenges as a result of insufficient management or other resources could significantly impede our ability to execute our business plan. To properly manage our growth, we may need to hire and retain personnel, upgrade our existing operational management and financial and reporting systems and improve our business processes and controls. Failure to effectively manage the expansion of our product portfolio in a cost-effective manner could result in declines in product and service quality and customer satisfaction, increased costs or disruption of our operations.

If we experience operational disruptions with respect to our commercial gateway or operations center, we may not be able to provide service to our customers.

Our commercial satellite network traffic is supported by a primary ground station gateway in Tempe, Arizona. In addition, we operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. Currently, we do not have a back-up facility for our gateway, and we would not be able to implement our backup to the Virginia operations center in real time if either of those facilities experienced a catastrophic failure. Both facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events and would be difficult to replace or repair and could require substantial lead-time to do so. Material changes in the operation of these facilities may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateway and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failure, delays in deliveries or regulatory issues. Any such failure would impede our ability to provide service to our customers.

We may be unable to obtain and maintain in-orbit liability insurance, and the insurance we obtain may not cover all liabilities to which we may become subject.

Pursuant to the amended and restated transition services, products and asset agreement, or TSA, among Iridium Holdings, Iridium Satellite and Motorola, Inc., or Motorola, and pursuant to the indemnification agreement among Iridium Satellite, The Boeing Company, or Boeing, Motorola and the U.S. government, or Indemnification Agreement, Iridium Satellite is required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy together with the de-orbiting endorsement covers amounts that Iridium Satellite and other named parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting our satellite constellation. The current policy has a one-year term, which expires December 12, 2010 and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. Our failure to renew Iridium Satellite’s current in-orbit liability insurance policy or obtain a replacement policy would trigger de-orbit rights held by the U.S. government and Boeing, which, if exercised, would eliminate our ability to provide mobile satellite communications services. See “—The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our current constellation upon the occurrence of certain events” below for more information. In addition, even if Iridium Satellite continues to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

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

In addition to Iridium Satellite’s in-orbit liability insurance policy, we are required under the Indemnification Agreement to purchase product liability insurance to cover potential liability of Motorola, as the manufacturer of the satellites in our current constellation. We may not in the future be able to renew this product liability coverage on reasonable terms and conditions, or at all. Any failure by us to maintain this insurance could increase our exposure to third-party damages that may be caused by any of our satellites. If Iridium Satellite is unable to obtain such insurance on commercially reasonable terms and the U.S. government has not agreed to cover the amounts that would have otherwise been paid by such insurance, Motorola could invoke its de-orbit rights which, if exercised, would eliminate our ability to provide mobile satellite communications services. See “—The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our constellation upon the occurrence of specified events” below for more information.

We do not maintain in-orbit insurance covering losses from satellite failures or other operational problems affecting our constellation.

We do not maintain in-orbit insurance covering losses that might arise as a result of a satellite failure or other operational problems affecting our constellation. The terms of our credit facility, however, will require us to obtain and maintain such insurance for the Iridium NEXT satellites for a period of 12 months after launch. We may not be able to obtain such insurance on acceptable terms, if at all. If we are not able to obtain in-orbit insurance, we may be unable to obtain a waiver which would trigger an event of default and would likely accelerate repayment of all outstanding borrowings. Even if we obtain in-orbit insurance in the future, the coverage may not be sufficient to compensate us for satellite failures and other operational problems affecting our satellites, as it may either contain large deductible amounts or provide reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of our satellites or the occurrence of equipment failures and other related problems would constitute an uninsured loss and could harm our financial condition.

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

There are currently six other satellite operators providing services similar to ours on a global or regional basis: Inmarsat plc, or Inmarsat, Globalstar, Inc., ORBCOMM Inc., LightSquared (formerly SkyTerra Communications Inc.), Thuraya Telecommunications Co. and ACeS International Limited. In addition, several regional mobile satellite services companies, including ICO Global Communications (Holdings) Limited, TerreStar Corporation and Lightsquared, are attempting to exploit their spectrum positions into a U.S. consumer mobile satellite services business. The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand or as a result of aggressive discounting by some operators under financial pressure to expand their respective market share. Some satellite operators, for example, subsidize the prices of their products, such as satellite handsets, and a new handset recently entered the market during 2010. In addition, we may face competition from new competitors or new technologies. For example, we may face competition for our land-based services in the United States from incipient ancillary terrestrial component, or ATC, service providers who are currently raising capital and designing a satellite operating business and a terrestrial component around their spectrum holdings. In addition, some of our competitors have announced plans for the launch of additional satellites. As a result of competition, we may not be able to successfully retain our existing customers and attract new customers.

In addition to our satellite-based competitors, terrestrial voice and data service providers, both wireline and wireless, could further expand into rural and remote areas and provide the same general types of services and products that we provide through our satellite-based system. Although satellite communications services and terrestrial communications services are not perfect substitutes, the two compete in some markets and for some services. Consumers generally perceive terrestrial wireless voice communication products and services as cheaper and more convenient than those that are satellite-based. Many of our terrestrial competitors have greater resources, wider name recognition and newer technologies than we do. In addition, industry consolidation could hurt us by increasing the scale or scope of our competitors and thereby making it more difficult for us to compete.

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

The satellite communications industries are subject to rapid advances and innovations in technology. We may face competition in the future from companies using new technologies and new satellite systems. New technology could render our system obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than our current constellation or Iridium NEXT, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new products and services on Iridium NEXT, which are not included in our current cost estimates. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure by us to implement new technology within our system may compromise our ability to compete.

Use by our competitors of L-band spectrum for terrestrial services could interfere with our services.

In February 2003, the FCC adopted rules that permit satellite service providers to establish ATC networks. In July 2010, the FCC initiated a notice of inquiry to consider revising these rules. ATC frequencies are designated in previously satellite-only bands. The implementation of ATC services by satellite service providers in the United States or other countries may result in increased competition for the right to use L-band spectrum in the 1.6 GHz band, which we use to provide our services, and such competition may make it difficult for us to obtain or retain the spectrum resources we require for our existing and future services. In addition, the FCC’s decision to permit ATC services was based on assumptions relating to the level of interference that the provision of ATC services would likely cause to other satellite service providers that use the L-band spectrum. If the FCC’s assumptions prove inaccurate, or the level of ATC services provided exceeds those estimated by the FCC, ATC services could interfere with our satellites and devices, which may adversely impact our services. Outside the United States, other countries are actively considering implementing regulations to facilitate ATC services.

Our networks and those of our third-party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could harm our reputation, cause demand for our products and services to fall and compromise our ability to pursue our business plans. Recently, there have been reported a number of significant, wide-spread security breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States in countries such as China. In addition, there are reportedly private products available in the market today which attempt to unlawfully intercept communications made on our network. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts, in general, do not contain provisions which would protect us against liability to third-parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network availability which could harm our business.

Our agreements with U.S. government customers, particularly the DoD, which represent a significant portion of our revenues, are subject to change or termination.

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 23.6% of our revenues for the year ended December 31, 2009. We provide the majority of our services to the U.S. government pursuant to two contracts, both of which were entered into in April 2008, that provide for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The U.S. government renewed the second additional one-year term, which extended the term through March 2011. The U.S. government may terminate these agreements, in whole or in part, at any time. If the U.S. government terminates its agreements with us or fails to renew such agreements, we would lose a significant portion of our revenues.

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

Conducting and expanding our operations outside the United States creates numerous risks; these risks may harm our operations and our ability to expand our geographic operations.

We have significant operations outside the United States. According to our estimates, commercial data traffic originating outside the United States accounted for 74.7% of total data traffic for the year ended December 31, 2008 and 68.9% of total data traffic for the for the year ended December 31, 2009, while commercial voice traffic originating outside the United States accounted for 90.1% of total voice traffic for the year ended December 31, 2008 and 90.2% of total voice traffic for the year ended December 31, 2009. We cannot provide the precise geographical distribution of end-users because we do not contract directly with them. Instead, we determine the country in which we earn our revenues based on where we invoice our distributors. These distributors sell services directly or indirectly to end-users, who may be located or use our products and services elsewhere. We are also seeking authorization to offer to sell our services in China and Russia.

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

Our ability to provide service in certain regions is limited by local regulations as some countries, including China, India and Russia, have specific regulatory requirements such as local domestic ownership requirements or requirements for physical gateways within their jurisdiction to connect traffic coming to and from their territory. While we are currently in discussions with parties in these countries to satisfy these regulatory requirements, we may not be able to find an acceptable local partner or reach an agreement to develop additional gateways, or the cost of developing and deploying such gateways may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential users who require service in these areas. The inability to offer to sell our products and services in all major international markets could impair our international growth. In addition, the construction of such gateways in foreign countries may trigger and require us to comply with various U.S. regulatory requirements which may be in tension with or contravene the laws or regulations of the local jurisdiction. Such tensions could limit, delay or otherwise interfere with our ability to construct gateways or other infrastructure or network solutions around the world.

The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our constellation upon the occurrence of specified events.

When Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability risk arising from future operation of the constellation, and provide for the U.S. government’s obligation to indemnify Motorola pursuant to the Indemnification Agreement described below. As a result, the Indemnification Agreement was entered into among Iridium Satellite, Boeing, Motorola and the U.S. government, as subsequently amended in September 2010, giving the U.S. government the right to, in its sole discretion, require us to de-orbit our constellation in the event of (a) Iridium Satellite’s failure to maintain certain insurance and pay certain insurance premiums; (b) Iridium Satellite’s bankruptcy; (c) Iridium Satellite’s sale or the sale of any major asset in our satellite system; (d) Boeing’s replacement as the operator of our satellite system; (e) Iridium Satellite’s failure to provide certain notices as contemplated by the Indemnification Agreement; or (f) at any time after January 1, 2015. Prior to the September 2010 amendment of the Indemnification Agreement, the U.S. government had the right to require us to de-orbit our constellation at any time after June 5, 2009. Pursuant to the September 2010 amendment, the U.S. government may withdraw its agreement to postpone the exercise of its de-orbit right (i) on or after January 1, 2015; (ii) if Iridium Satellite violates any terms of the Indemnification Agreement or fails to comply with any terms of the September 2010 amendment; (iii) if more than four satellites have insufficient fuel to execute a 12-month de-orbit; (iv) Iridium Satellite’s failure to comply with the de-boost plans; (v) a finding by the FCC, not remedied by Iridium Satellite in the time set forth by the FCC, that Iridium Satellite has failed to comply with the terms of the Iridium Orbital Debris Mitigation Plan filed with the FCC and then in effect; (vi) the cancellation, non-renewal or refusal to provide any insurance required by the Indemnification Agreement; and (vii) the termination or completion of the current or any successor agreement between Iridium Satellite and DoD pursuant to which Iridium Satellite provides mobile satellite services to DoD. The U.S. government also has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares, that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years.

Motorola also has the right to require us to de-orbit our constellation pursuant to the TSA and pursuant to the amended and restated operations and maintenance agreement, or O&M Agreement, between Iridium Constellation and Boeing. Under these agreements, Motorola may require the de-orbit of our constellation upon the occurrence of any of the following: (a) the bankruptcy of the Company, Iridium Holdings, Iridium Constellation or Iridium Satellite; (b) Iridium Satellite’s breach of the TSA; (c) Boeing’s breach of the O&M Agreement or a related agreement between Boeing and Motorola; (d) an order from the U.S. government requiring the de-orbiting of our satellites; (e) Motorola’s determination that changes in law or regulation may require it to incur specified costs relating to the operation, maintenance, re-orbiting or de-orbiting of our constellation; or (f) our failure to obtain, on commercially reasonable terms, product liability insurance to cover Motorola’s position as manufacturer of the satellites, provided the U.S. government has not agreed to cover what would have otherwise been paid by such policy.

Pursuant to the O&M Agreement, Boeing similarly has the unilateral right to de-orbit our constellation upon the occurrence of any of the following events: (a) Iridium Constellation’s failure to pay Boeing in accordance with the terms of the O&M Agreement; (b) Iridium Constellation’s or Iridium Satellite’s bankruptcy; (c) Iridium Constellation’s failure to maintain certain insurance policies; (d) a default by Iridium Constellation under the O&M Agreement; or (e) changes in law or regulation that may increase the risks or costs associated with the operation or de-orbit process or the cost of operation or de-orbit of the constellation.

We cannot guarantee that the U.S. government, Motorola or Boeing will not unilaterally exercise their de-orbiting rights upon the occurrence of any of the above events. A decision by any of the U.S. government, Motorola or Boeing to de-orbit our constellation would eliminate our ability to provide mobile satellite communications services.

Wireless devices’ radio frequency emissions are the subject of regulation and litigation concerning their environmental effects, which includes alleged health and safety risks. As a result, we may be subject to new regulations, demand for our services may decrease and we could face liability based on alleged health risks.

There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones that have transmitting antennae. Lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences, including cancer, as a result of wireless phone usage. Other claims allege consumer harm from alleged failures to disclose certain information about radiofrequency emissions, or aspects of the regulatory regime governing those emissions. Although we have not been party to any such lawsuits, we may be exposed to such litigation in the future. While we comply with applicable standards for radio frequency emissions and power and do not believe that there is valid scientific evidence that use of our phones poses a health risk, courts or governmental agencies could find otherwise. Any such finding could reduce our revenues and profitability and expose us and other wireless providers to litigation, which, even if frivolous or unsuccessful, could be costly to defend.

If consumers’ health concerns over radio frequency emissions increase, they may be discouraged from using wireless handsets. Further, government authorities might increase regulation of wireless handsets as a result of these health concerns. Any actual or perceived risk from radio frequency emissions could reduce the number of our subscribers and demand for our products and services.

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

We and our affiliates must pay FCC application processing and annual regulatory fees in connection with our licenses. One of our subsidiaries, Iridium Carrier Services LLC, holds a common carrier radio license and is thus subject to regulation as a common carrier, including limitations and prior approval requirements with respect to direct or indirect foreign ownership. This subsidiary currently qualifies for exemptions from certain common carrier regulations, such as being required to file certain reports or pay certain fees. A change in the manner in which we provide service or a failure to comply with common carrier regulations or pay required fees can result in sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or the renewal of existing authorizations.

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

Our operations are subject to regulations of the U.S. State Department’s Office of Defense Trade Controls relating to the export of satellites and related technical data, the U.S. Treasury Department’s Office of Foreign Assets Control relating to transactions involving entities sanctioned by the United States, and the U.S. Commerce Department’s Bureau of Industry and Security relating to our handsets. We are also required to provide certain U.S. and foreign government law enforcement and security agencies with call interception services, and related government assistance, in respect of which we face legal obligations and restrictions in various jurisdictions. Given our global operations and unique network architecture, these requirements and restrictions are not always easy to harmonize. We have discussed and continue to discuss with authorities in various countries the procedures used to satisfy our obligations, and have had to, and may in the future need to, obtain amendments or waivers to licenses or obligations in various countries. Countries are not obligated to grant requested amendments or waivers, and there can be no assurance that relevant authorities will not suspend or revoke our licenses or take other legal actions to attempt to enforce the requirements of their respective jurisdictions.

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

If the FCC revokes, modifies or fails to renew or amend our licenses our ability to operate will be harmed or eliminated.

FCC licenses we hold, specifically a license for the satellite constellation, licenses for our U.S. gateway and other ground facilities and blanket earth station licenses for U.S. government customers and commercial subscribers, are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. The FCC licenses are also subject to modification by the FCC. While our FCC satellite constellation license is valid until 2013, we applied in October 2010 for a license renewal in the time frame specified by the FCC’s rules. Under the FCC’s rules we may continue to operate our satellite constellation beyond 2013 pending FCC action on our timely filed renewal application. The U.S. gateway earth station licenses expire between 2011 and 2022, and the U.S. government customer and commercial subscribers’ earth station licenses will expire in 2021. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration. There can be no assurance that the FCC will renew the FCC licenses we hold. If the FCC revokes, modifies or fails to renew or amend the FCC licenses we hold, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.

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

In addition any major business combination or similar strategic transaction would require approval under our credit facility and may require significant external financing. Depending on market conditions, investor perceptions of our company and other factors, we might not be able to obtain approvals under our credit facility or capital on acceptable terms, in acceptable amounts or at appropriate times to implement any such transaction. Any such financing, if obtained, may further dilute existing stockholders.

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

We depend on the continued service of key managerial and technical personnel and personnel with security clearances, as well as our ability to continue to attract and retain highly qualified personnel. We compete for such personnel with other companies, government entities, academic institutions and other organizations. The unexpected loss or interruption of the services of such personnel could compromise our ability to effectively manage our operations, execute our business plan and meet our strategic objectives.

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

Some of the sellers in the Acquisition held their interests in Iridium Holdings through two “blocker” corporations, known as Baralonco N.V., or Baralonco, and Syncom-Iridium Holdings Corp., or Syncom, and in those circumstances we purchased ownership of those blocker corporations instead of directly purchasing the Iridium Holdings units they held. These blocker corporations are now our wholly owned subsidiaries. Each of the sellers of Baralonco and Syncom agreed to indemnify us for the pre-closing tax liabilities of their respective blocker corporation, subject to specified limitations. The maximum liability for the seller of Syncom cannot exceed $3.0 million and the maximum liability for the seller of Baralonco cannot exceed $15.0 million. In support of their respective tax indemnity obligations, the seller of Syncom pledged 300,000 shares of our common stock it received in the Acquisition for a period of nine months after the closing and the seller of Baralonco pledged 1.5 million shares of our common stock it received in the Acquisition for a period of two years after the closing. The 300,000 shares pledged by Syncom have since been released from the pledge. The value of the remaining pledged shares, and the amount of the sellers’ respective maximum liability, may not fully cover all pre-closing tax liabilities of Baralonco and Syncom, in which case we would be liable for any excess liability.

The market price of our common stock may be volatile.

The trading price of our common stock may be subject to substantial fluctuations. Factors affecting the trading price of our common stock may include:

•	failure in the performance of our current or future satellites or a delay in the launch of Iridium NEXT;

•	failure to comply with the terms of the credit facility;

•	failure to maintain our ability to make draws under our credit facility;

•	actual or anticipated variations in our operating results, including termination or expiration of one or more of our key contracts, or a change in sales levels under one or more of our key contracts;

•	stockholders with registration rights exercising such registration rights and selling a large number of shares of our common stock;

•	dilutive impact of outstanding warrants and stock options;

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

We do not currently pay cash dividends on our common stock and, because we currently intend to retain all cash we generate to fund the growth of our business and our credit facility restricts the payment of dividends, we do not expect to pay dividends on our common stock in the foreseeable future.

We rely on a limited number of key vendors for timely supply of equipment and services.

Celestica is the manufacturer of all of our current devices, including our mobile handsets, L-Band transceivers and short burst data modems. Celestica may choose to terminate its business relationship with us when its current contractual obligations are completed on January 1, 2011, or at such earlier time as contemplated by our current agreement with Celestica. If Celestica terminates this relationship, we may not be able to find a replacement supplier. In addition, as our sole supplier, we are very dependent on Celestica’s performance. If our key vendors, including Celestica, have difficulty manufacturing or obtaining the necessary parts or material to manufacture our products, we could lose sales. In addition, we utilize other sole source suppliers for certain component parts of our devices. If such suppliers terminated their relationships with us or were otherwise unable to manufacture our component parts, these vendors would be unable to manufacture our products. Due to the recent global economic crisis, manufacturers and suppliers have been forced to implement cost-saving measures, including reductions in force and reductions in inventory. Consequently, such key manufacturers and suppliers may become capacity constrained, resulting in a shortage or interruption in supplies or an inability to meet increased demand. In addition, our manufacturers and suppliers could themselves experience a shortage of the parts or components that they use to manufacture equipment for us. If these manufacturers or suppliers fail to provide equipment or service to us on a timely basis or fail to meet our performance expectations, we may be unable to provide products or services to our customers in a competitive manner, which could in turn negatively impact our financial results. Although we may replace Celestica or other sole source suppliers with another supplier, there could be a substantial period of time in which our products are not available and any new relationship may involve higher costs and delays in development and delivery, and we may encounter technical challenges in successfully replicating the manufacturing processes.

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
Thomas J. Fitzpatrick
Chief Financial Officer

Date: November 9, 2010

EXHIBIT INDEX

Exhibit	Description

2.1	Transaction Agreement dated September 22, 2008, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 25, 2008.

2.2	Amendment to Transaction Agreement dated April 28, 2009, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC September 29, 2009.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2008.

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), filed with the SEC on February 4, 2008.

4.4	Warrant Agreement for $11.50 Warrants between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

10.1*	Amendment No. 1 to the Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010.

10.2*	Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 1, 2010, incorporated by reference to Annex 1 to Exhibit 10.1 to the Form 10-Q/A filed with the Securities and Exchange Commission on October 29, 2010.

10.3*	Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010.

10.4*	Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010.

10.5*	Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp, dated March 19, 2010.

10.6*	Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp, dated September 17, 2010.

10.7*	Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September 7, 2010.

10.8*	Amended and Restated Contract, Boeing No. BSC-2000-001, between Iridium Constellation LLC and The Boeing Company, for Transition, Operations and Maintenance, Engineering Services, and Re-Orbit of the Iridium Communications System, dated as of May 28, 2010.

10.9*	Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, dated as of May 28, 2010. Oxley Act of 2002.

10.10	Employment Agreement, dated as of September 18, 2010, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit	Description

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. A complete copy of the agreement, including the redacted portions, has been filed separately with the SEC.