Form 10-Q/A
period 2010-09-30
Iridium Communications Inc.
filed 2011-01-14
CIK 1418819

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Iridium Communications Inc. (the “Company”) for the quarter ended September 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2010 (the “Quarterly Report”). The Company is filing this Amendment No. 1 solely to update Exhibits 10.1, 10.3 and 10.5 to the Quarterly Report (the “Exhibits”). The Company sought confidential treatment for portions of the Exhibits and, following correspondence with the SEC, has restored certain portions of the Exhibits that were previously redacted.

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
Thomas J. Fitzpatrick
Chief Financial Officer

Date: January 14, 2011

EXHIBIT INDEX

Exhibit	Description

2.1	Transaction Agreement dated September 22, 2008, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 25, 2008.

2.2	Amendment to Transaction Agreement dated April 28, 2009, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC September 29, 2009.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 26, 2008.

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722), filed with the SEC on February 4, 2008.

4.4	Warrant Agreement for $11.50 Warrants between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2009.

10.1*	Amendment No. 1 to the Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010.

10.2*	Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 1, 2010, incorporated by reference to Annex 1 to Exhibit 10.1 to the Registrant’s Form 10-Q/A filed with the SEC on October 29, 2010.

10.3*	Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010.

10.4*	Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.5*	Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp, dated March 19, 2010.

10.6*	Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp, dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.7*	Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September 7, 2010, incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.8*	Amended and Restated Contract, Boeing No. BSC-2000-001, between Iridium Constellation LLC and The Boeing Company, for Transition, Operations and Maintenance, Engineering Services, and Re-Orbit of the Iridium Communications System, dated as of May 28, 2010, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.9*	Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, dated as of May 28, 2010. Oxley Act of 2002, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.10	Employment Agreement, dated as of September 18, 2010, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. A complete copy of the agreement, including the redacted portions, has been filed separately with the SEC.
**	Previously filed on November 9, 2010 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q and incorporated by reference herein.

1