Form 10-K
period 2010-12-31
Iridium Communications Inc.
filed 2011-03-07
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(Address of principal executive offices, including zip code)

703-287-7400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Select Market
Units, each consisting of one share of Common Stock and one Warrant	NASDAQ Global Select Market
Warrants, exercisable for Common Stock at an exercise price of $7.00 per share	NASDAQ Global Select Market
Warrants, exercisable for Common Stock at an exercise price of $11.50 per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010 was approximately $343.9 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 4, 2011 was 70,253,601.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K

Year ended December 31, 2010

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in this Form 10-K could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Corporate Background

We were formed as GHL Acquisition Corp., a special purpose acquisition company, in November 2007, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. On February 21, 2008, we consummated our initial public offering. On September 29, 2009, we acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC, or Iridium Holdings, and changed our name from GHL Acquisition Corp. to Iridium Communications Inc. We refer to this transaction as the Acquisition.

Iridium Holdings was formed under the laws of Delaware in 2000, and on December 11, 2000, Iridium Holdings, through its wholly owned subsidiary Iridium Satellite LLC, or Iridium Satellite, acquired certain satellite assets from Iridium LLC, a non-affiliated debtor in possession, pursuant to an asset purchase agreement. We refer to Iridium Holdings, together with its direct and indirect subsidiaries, as Iridium.

Throughout this section, when we refer to statistical or financial data for the year ended December 31, 2009, such as revenues, percentages of revenues and number of subscribers, we are referring to Iridium Holdings prior to the Acquisition and Iridium Holdings combined with our company after the Acquisition. Statistical and financial data for years prior to 2009 refer to Iridium Holdings.

Business Overview

We are the second largest provider of mobile voice and data communications services via satellite based on revenue, and the only commercial provider of communications services offering 100% global coverage. Our satellite network provides communications services to regions of the world where existing wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers via our constellation of 66 in-orbit satellites, in-orbit spares and related ground infrastructure, including a primary commercial gateway. We utilize an interlinked mesh architecture to route traffic across our satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

Our commercial end-user base, which we view as our primary growth engine, is diverse and includes markets such as emergency services, maritime, government, utilities, oil and gas, mining, leisure, forestry, construction and transportation. Many of our end-users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services and to provide mobile communications services for employees in areas inadequately served by terrestrial networks. Ship crews and passengers use our services for ship-to-shore calling as well as to send and receive e-mail and data files, and to receive electronic media, weather reports, emergency bulletins and electronic charts. Shipping operators use our services to manage operations on board ships and to transmit data, such as course, speed and fuel stock. Aviation-based end-users use our services for air-to-ground telephony and data communications for email, emergency tracking, weather information, electronic flight bag updates and fleet information.

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $78.7 million in service and engineering and support service revenue, or 23% of our total revenues, for the year ended December 31, 2010. The U.S. Department of Defense, or DoD, owns and operates a dedicated gateway in Hawaii that is only compatible with our satellite network. The U.S. armed services, State Department, Department of Homeland Security, Federal Emergency Management Agency, or FEMA, Customs and Border Protection, and other U.S. government agencies, as well as other nations’ governmental agencies, use our voice and data services for a wide variety of applications. Our voice and data products are used for numerous primary and backup communications solutions, including logistical, administrative, morale and welfare, tactical and emergency communications. In addition, our products are installed in ground vehicles, ships, helicopters and fixed-wing aircraft and are used for command and control and situational awareness purposes. Our satellite network provides increased network security to the DoD because traffic is routed across our satellite constellation before being brought down to earth through the dedicated, secure DoD gateway, thus reducing the vulnerability to electronic jamming and interception. Since our network was created in the mid-1990s, the DoD has made significant investments to build and upgrade its dedicated gateway and to purchase our handsets and voice and data devices, all of which are only compatible with our satellite network. In addition, the DoD, directly and indirectly with private companies, continues to invest in additional applications on our network such as high integrity GPS, or iGPS, and Distributed Tactical Communications Services, which we refer to as Netted Iridium. The DoD would have to incur significant expense to replicate our network architecture and replace our voice and data services with a competing service provider.

We sell our products and services to commercial end-users exclusively through a wholesale distribution network, encompassing approximately 71 service providers, 158 value-added resellers, or VARs, and 53 value-added manufacturers, or VAMs, which sell either directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets. We expect that demand for our services will increase as more applications are developed for our products and services.

At December 31, 2010, we had approximately 427,000 billable subscribers worldwide, representing a 24.9% increase compared to December 31, 2009. Total revenues increased from $318.9 million in 2009 to $348.2 million in 2010.

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

We believe that increasing penetration and continued growth of the terrestrial wireless industry will provide a significant market opportunity for the mobile satellite services industry. According to a report produced by Wireless Intelligence for the GSM Association, there were 5 billion global cellular subscribers throughout the world as of July 2010. We believe that growth in the terrestrial wireless industry has increased awareness of the need for reliable mobile voice and data communications services. In addition, despite significant penetration and competition, terrestrial wireless systems only serve a small fraction of the earth’s surface and are focused mainly in those areas where people live, excluding oceans and other remote regions where ships, airplanes and other remote assets transit or are located. By offering mobile communications services with global voice and data coverage, mobile satellite service providers address the demand from businesses, governments and individuals for connectivity and reliability in locations not consistently served by wireline and wireless terrestrial networks. In a 2010 report, Northern Sky Research indicated that it expected wholesale revenues for mobile satellite services to grow at a compound annual growth rate of 10% over the five-year period from 2010 to 2015.

The mobile satellite services industry also benefits from the continued development of innovative, lower cost technology and applications integrating mobile satellite products and services. We believe that growth in demand for mobile satellite services is driven in large part by the declining cost of these services, the diminishing size and lower costs of voice, data and machine-to-machine, or M2M, devices, as well as the rollout of new applications tailored to the specific needs of customers across a variety of markets.

Communications industry sectors include:

•

mobile satellite services, which provide customers with voice and data connectivity to mobile and fixed devices using ground facilities and networks of geostationary, or GEO, satellites, which are located approximately 22,300 miles above the equator, medium earth orbit satellites, which orbit between approximately 6,400 and 10,000 miles above the earth’s surface, or low earth orbit, or LEO, satellites, such as those in our constellation, which orbit between approximately 300 and 1,000 miles above the earth’s surface;

•	fixed satellite services, which use GEO satellites to provide customers with broadband communications links between fixed points on the earth’s surface; and

•	terrestrial services, which use a terrestrial network to provide wireless or wireline connectivity and are complementary to satellite services.

Within the major satellite sectors, fixed satellite services and mobile satellite services operators differ significantly from each other with respect to size of antenna, types of services offered and quality of services. Fixed satellite services providers, such as Intelsat S.A., Eutelsat Communications S.A. and SES S.A. are characterized by large, often stationary or fixed ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. By contrast, mobile satellite services providers, such as us, Inmarsat plc, or Inmarsat, Globalstar, Inc., or Globalstar, and ORBCOMM Inc., or ORBCOMM, focus more on voice and data services, where mobility and small sized terminals are essential.

A LEO system, such as the system we operate, generally has lower transmission delays than a GEO system such as that operated by Inmarsat due to the shorter distance signals have to travel, which also enables the use of smaller antennas on devices. We believe the interlinked mesh architecture of our constellation combined with the global footprint of our satellites distinguishes us from other regional LEO satellite operators like Globalstar and ORBCOMM, allowing us to route voice and data transmissions to and from anywhere on the earth’s surface via a single gateway. As a result, we are the only mobile satellite services operator offering real-time, low latency services with 100% global coverage. Furthermore, we are the only mobile satellite service provider with full coverage of the polar regions.

Our Competitive Strengths

•

Only commercial provider with 100% global coverage. Our LEO satellite network offers 100% global coverage. None of our LEO or GEO competitors offer such coverage. Our satellite network relies on an interlinked mesh architecture to transmit signals, which reduces the need for multiple ground stations and facilitates the global reach of our services. Other satellite service providers use an architecture commonly referred to as bent pipe, which requires voice and data transmissions to be immediately routed to nearby ground stations, thereby limiting their ability to provide global coverage. As a result, we believe that we are well-positioned to capitalize on the growth in our industry from end-users who require reliable communications service in all locations.

•

High quality and reliable voice and data services. We believe we offer high quality and reliable voice and data services. The LEO design of our satellite constellation produces minimal transmission delays relative to GEO systems due to its comparatively close proximity to earth and the shorter distance our signals have to travel. Additionally, LEO systems typically have smaller handset antenna requirements and are less prone to signal blockage caused by terrain than GEO satellite networks.

•

Solutions for a broad range of vertical markets. We have created additional demand for our products and services and expanded our target market by partnering with our distributors to develop new products, services and applications. The specialized needs of our global end-users span many markets, including emergency services, maritime, government, utilities, oil and gas, mining, leisure, forestry, construction and transportation. Our communications solutions have become an integral part of the communications and business infrastructure of many of our end-users. In many cases, our service provides the only connectivity solution for these applications, and our products are often integrated by the original manufacturers or in the aftermarket into expensive machinery, such as military equipment and sophisticated monitoring devices.

•

Strategic relationship with the DoD. The U.S. government is our largest single customer, and we have had a relationship with the DoD since 2000. Our 9505A satellite handset is the only commercially available mobile handheld satellite phone that is capable of Type I encryption accredited by the U.S. National Security Agency for Top Secret voice communications. In addition, the DoD has made significant investments to build a dedicated gateway on a U.S. government site to provide operational security and allow DoD handset users to communicate with other U.S. government security communications equipment. This gateway is only compatible with our satellite network.

•

Large, value-added wholesale distribution network. We sell our products and services to commercial end-users exclusively through a wholesale distribution network of approximately 71 service providers, 158 VARs and 53 VAMs. By relying on distributors to manage end-user sales, we believe that our distribution model leverages their expertise in marketing to their target customers while lowering overall customer acquisition costs and mitigating certain risks such as consumer credit risk. Our distributors further support our growth by developing new applications and solutions that utilize our products and services, often combining our products with other technologies, such as GPS and terrestrial wireless technology, to provide integrated communications solutions for their target customers.

Our Business and Growth Strategies

•

Leverage our largely fixed cost infrastructure by growing our service revenues. Our business model is characterized by high capital costs, primarily incurred every 10 to 15 years, in connection with designing, building and launching our satellite constellation. However, the incremental cost of providing service to additional end-users is relatively low. We believe that service revenues will be our largest source of future growth and profits, and we intend to focus on growing both our commercial and government service revenues in order to leverage our largely fixed cost infrastructure.

•

Develop new products and services for commercial markets to further expand and penetrate our target markets. We expect that our current and future value added partners will continue to develop tailor-made products, services and applications targeted to the land-based handset, maritime, aviation and M2M markets. We believe these markets represent an attractive opportunity for subscriber growth. We expect the continued development of Netted Iridium, which provides mobile, beyond-line-of-sight, push-to-talk capability for user-defined groups, or nets, to provide us with new applications in commercial markets such as public safety, fishing and field worker communications. The iGPS technology we have developed with a partner may enable new commercial applications in enhanced navigation services such as precision farming, high accuracy navigation for oil and gas exploration and construction services. We also expect additional growth opportunities within the industrial and consumer personal locator beacon, or PLB, markets. In addition, our partners regularly develop specialized end-user applications targeted at specific markets. For example, new partners, such as ACR Electronics, Inc., DeLorme Publishing Company Inc. and Xact Technology, LLC, are developing two-way personal tracking and safety applications and devices that we expect to further accelerate our growth in the M2M sector.

•

Expand our geographic sales reach. Our products and services are offered in over 100 countries. While our network can be used throughout the world, we are not currently licensed to sell our products and services directly in certain countries, including Russia, China and India. We are currently in discussions with regulatory officials in these and other countries to obtain licenses and, to the extent we are successful in obtaining such licenses, we believe the expanded reach of our product and service distribution platform will contribute to our growth.

•

Develop new services for the DoD. We are developing additional capabilities for our network to enhance its utility to the DoD. In conjunction with the U.S. Navy, we have developed and introduced Netted Iridium, which provides beyond-line-of-sight, push-to-talk voice services to a user-defined group of DoD users. We are also developing capabilities that will enable iGPS service, which is expected to provide enhanced accuracy and anti-jamming capabilities. These and other services in development leverage U.S. government research and development investment and provide us with opportunities to offer new products and services to the DoD. We anticipate continued growth in M2M applications within the DoD and government space, as new and existing VARs and VAMs design applications around the Iridium 9602 short-burst data modem and related technologies.

•

Develop Iridium NEXT constellation. We are developing our next-generation satellite constellation, Iridium NEXT, which we expect to begin launching in early 2015. Iridium NEXT will be backward compatible with our current system and will replace the existing constellation with a more powerful satellite network. Iridium NEXT will maintain our current system’s key attributes, including the capability to upload new software, while providing new and enhanced capabilities, such as higher data speeds and increased capacity. In addition, Iridium NEXT will be designed to host secondary payloads, which have the potential to generate cash and deferred revenue during the construction phase of Iridium NEXT and the potential to generate recurring revenues once Iridium NEXT is launched. We believe Iridium NEXT’s increased capabilities will expand our target markets by enabling us to develop and offer a broader range of products and services, including a wider array of cost-effective and competitive broadband data services.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of approximately 71 service providers, 158 VARs and 53 VAMs. These distributors sell our products and services to the end-user, either directly or indirectly through service providers, VARs or dealers. Of these distributors, approximately 25 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific vertical markets. We also sell airtime services directly to U.S. government customers, including the DoD, for resale to end users. The U.S. government and international government agencies purchase additional services as well as our products and related applications through our network of distributors.

We provide our distributors with certain support services, including assistance with coordinating end-user sales, strategic planning and training and second tier customer support, as well as helping them respond to new opportunities for our products and services. We have representatives covering three regions around the world to better manage our distributor relationships: the Americas, which includes North, South and Central America; Asia Pacific, which includes Australia and Asia; and Europe, the Middle East, Africa and Russia. We have also established a global support service program to provide portside service for Iridium OpenPort customers at major ports worldwide. In addition, we maintain various online management tools that allow us to communicate efficiently with our distributors. By relying on our distributors to manage end-user sales, we believe that we reduce certain risks and costs related to our business, such as consumer credit risk and sales and marketing costs, while providing a broad and expanding distribution network for our products and services with access to diverse and geographically dispersed niche markets. We are also able to rely on the specialized expertise of our distributors, who continue to develop innovative and improved solutions and applications integrating our product and service offerings, providing us with an attractive platform to support our growth.

Commercial Markets

We view our commercial end-user base as our primary growth engine. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end-user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end-user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voice mail. Unlike service providers, our VARs provide a broader array of value-added services specifically targeted to the niche markets they serve, integrating our handsets, transceivers, high-speed data devices and short-burst data modems with other hardware and software to create packaged solutions for end-users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, the DoD and other U.S. and international government agencies. Many of our VARs specialize in niche vertical markets such as maritime, aviation, M2M and government markets where high-use customers with specialized needs are concentrated. Our principal service providers include dedicated satellite service providers such as Vizada Inc. and Vizada SAS, or Vizada, and Stratos Global Wireless Inc., or Stratos, as well as some of the largest telecommunications companies in the world, including Telstra Corporation Limited, KDDI Corporation and Singapore Telecommunications Limited. Our VARs and service providers include ARINC Incorporated, General Dynamics Corporation, or General Dynamics, NAL Research Corporation, Zunibal S.A. and Globe Wireless LLC.

We also sell our products to VAMs, who integrate our transceivers and short-burst data devices into their propriety hardware and software. These VAMs produce specialized equipment, including integrated ship communications systems, global asset tracking devices and secure satellite handsets, such as our Iridium 9505A handset coupled with U.S. National Security Agency Type I encryption capability, which they offer to end-users in maritime, government and M2M markets. As with our service providers and VARs, VAMs sell their product solutions either directly or through other distributors, including some of our service providers and VARs. VAMs sell services on the product solutions to end-users only through other partners. Our VAMs include AirCell Inc., ITT Corporation, General Dynamics, Thrane & Thrane A/S and Quake Global, Inc.

In addition to VARs and VAMs, we maintain relationships with approximately 36 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop new software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development expenses. Our VADs include Active Web Solutions Inc. and Ontec Inc.

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

Our two largest distributors, Stratos and Vizada, represented 10% and 9%, respectively, of our revenue for the year ended December 31, 2010.

Government Markets

We provide mission critical mobile satellite products and services to all military branches of the DoD as well as other U.S. government customers. These users require voice and two way data capability with global coverage, low latency, mobility and security and often have no alternate terrestrial communication capability, or rely on mobile satellite services as an important backup system. We believe we are well positioned to take advantage of increased demand from such users. Our 9505A satellite handset is the only commercially available mobile handheld satellite phone that is capable of Type I encryption accredited by the U.S. National Security Agency for Top Secret voice communications. In addition, the DoD has made significant investments to build a dedicated gateway to provide operational security and allow DoD handset users to communicate with other U.S. government security communications equipment. This gateway is only compatible with our satellite network.

We provide airtime and airtime support to U.S. government customers pursuant to an Enhanced Mobile Satellite Services, or EMSS, contract managed by the Defense Information Systems Agency, or DISA, which administers the contract on behalf of DoD and other U.S. government and international customers authorized by DoD to use EMSS services. The contract, entered into in April 2008, provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The current term of the EMSS contract will expire on March 31, 2011, subject to further extension by the U.S. government. The U.S. government has notified us that it intends to exercise the third additional one-year option, which will extend the term through March 2012. Under this agreement, we provide U.S. government customers bulk access to our airtime services through the DoD’s dedicated gateway, receiving from subscribers (i) fixed monthly fees on a per user basis for airtime services and voice usage, (ii) fixed monthly fee per user for paging services, (iii) a tiered pricing plan, based on usage per device, for data services, (iv) a fixed monthly fee on a per user basis for Netted Iridium usage, and (v) a monthly fee for active user-defined groups using Netted Iridium. The U.S. government is not required to guarantee a minimum number of users pursuant to this agreement. Services furnished under the agreement include voice, netted voice, data, messaging and paging services. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies.

We also provide maintenance services to the DoD’s dedicated gateway pursuant to the Gateway Maintenance and Support Services Agreement, or GMSSA, a separate contract managed by DISA, which also was entered into in April 2008. As with the EMSS contract, the GMSSA provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The current term of the maintenance contract will expire on March 31, 2011, subject to further extension by the U.S. government. The U.S. government has notified us that it intends to exercise the third additional one-year option, which will extend the term through March 2012. The U.S. government may terminate the EMSS and GMSSA contracts, in whole or in part, at any time.

U.S. government services accounted for approximately 23% of our total revenues for the year ended December 31, 2010. Our U.S. government revenue includes revenue derived from the EMSS and GMSSA contracts as well as other contract revenue related to research and development projects with the DoD. Such revenues do not include equipment or services to U.S. government agencies, including the DoD and FEMA, purchased through our distributors and offered through our commercial gateway. They also do not include revenues from services to most non-U.S. government agencies worldwide, including defense agencies. We consider such services commercial services, as they are provided through our commercial gateway. Although we cannot determine the amount of U.S. government revenues derived from our commercial gateway, we do not believe that such revenues are, individually or in the aggregate, material.

Vertical Markets

The specialized needs of our global customers span many markets. Our system is able to offer our customers cost-effective communications solutions with 100% global coverage in areas underserved or unserved by existing telecommunications infrastructure. Our mission critical communications solutions have become an integral part of the communications and business infrastructure of many of our end-users. In many cases, our service is the only connectivity for these critical applications or is used to complement terrestrial communications solutions.

Our current principal vertical markets include land-based handset, maritime, aviation, M2M and government.

Land-based Handset

We are one of the leading providers of mobile satellite communications services to the land-based handset sector, providing handset services to areas not served or inconsistently served by existing terrestrial communications networks. In a 2010 report, Northern Sky Research estimated that approximately 650,000 satellite handsets were in operation worldwide in 2009. Mining, forestry, construction, oil and gas, utilities, heavy industry and transport companies as well as the military, public safety and disaster relief agencies constitute the largest portion of our land-based handset end-users. We believe that demand for mobile communications devices operating outside the coverage of terrestrial networks, combined with our small, lightweight, durable handsets with 100% global coverage, will allow us to capitalize on growth opportunities among such users.

Our land-based handset end-users utilize our satellite communications services for:

•

Voice and data: Multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services and to provide pay telephony services for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and for conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor segments rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage.

•	Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls, and make data, e-mail, internet and corporate network connections.

•

Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies such as the Department of Homeland Security have built our products and services into their emergency response plans, particularly in the aftermath of Hurricanes Katrina, Rita, Wilma and Ike, the Asian tsunami, the Haitian and Chilean earthquakes and other natural disasters. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America.

•

Public telephone infrastructure: Telecommunications service providers use our services to satisfy regulatory mandates to provide communications services to rural populations currently not served by terrestrial infrastructure. Telstra Corporation, for example, uses our services to comply with its obligations to provide communications services to customers in certain remote parts of Australia.

Maritime

We believe the maritime market is one of our most significant market opportunities. End-users of our services in the maritime sector include companies engaged in merchant shipping, passenger transport, fishing, energy and leisure. Merchant shipping accounts for a significant portion of our maritime revenues, as those ships spend the majority of their time at sea away from coastal areas and out of reach of terrestrial communications services. Our products and services targeting the maritime market typically have high average revenue per subscriber with multiple users utilizing a single device. Once a system is installed on a vessel, it often generates a long-term recurring revenue stream from the customer. As a consequence, from time to time we may offer equipment free or below our costs to promote new activations.

We believe increased regulatory mandates and increased demand for higher-speed, low-cost data services will allow us to capitalize on significant growth opportunities in this market. We believe Iridium OpenPort, which offers speeds of up to 128 kbps and up to three independent voice lines, presents a cost-competitive, high-speed communication alternative to end-users in the maritime market.

Maritime end-users utilize our satellite communications services for the following:

•

Data and information applications: Ship operators and crew use our services to send and receive e-mail and data files, and to receive other information services such as electronic media, weather reports, emergency bulletins and electronic charts. We believe Iridium OpenPort provides an attractive alternative for shipping operators and fishing fleets looking for cost savings, as well as for yachts, work boats and other vessels for which traditional marine satellite systems have typically been costly and underperforming.

•

Voice services for crew: Maritime global voice services are used for both vessel operations and communications for crew welfare. Merchant shipping operators use prepaid phone cards for crew use at preferential around-the-clock flat rates.

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

•

Safety applications: Ships in distress, including as a result of potential piracy, hijack or terrorist activity, rely on mobile satellite voice and data services. The Ship Security and Alert Systems regulations were adopted by the International Maritime Organization, or IMO, to enhance maritime security in response to the threat from terrorism and piracy. Most deep-sea passenger and cargo ships must be fitted with a device that can send an alert message containing the ship’s ID and position whenever the ship is under threat or has been compromised. We and our partners are developing several solutions to meet this requirement for merchant vessels. The Global Maritime Distress and Safety System, or GMDSS, is an application built to alert a maritime rescue coordination center of their situation and position, which then coordinates rescue efforts among ships in the area. The IMO requires all cargo vessels over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that use GMDSS applications. Although our products and services are currently not certified to be used in GMDSS applications, we are currently exploring technological services that could meet the GMDSS requirements.

Aviation

We are one of the leading global providers of mobile satellite communications services to the general aviation sector, and our services are also used in commercial and military aviation applications. In the aviation sector, our satellite communications services are used principally by corporate jets, corporate and government helicopter fleets, specialized general aviation fleets, such as medevac companies and fire suppression and other specialized transport fleets, and high-end personal aircraft. Our services are also being employed by airline operators for passenger and cockpit voice services and safety applications. Our voice and data devices from our VAMs and VADs have become factory options for a range of airframe manufacturers and fractional operators in business aviation and air transport, such as NetJets Inc., Gulfstream Aerospace Corporation, Bombardier Inc., Cessna Aircraft Company and Empresa Brasileira de Aeronautica S.A., and have become standard equipment on some of their aircraft fleets. Our devices are also installed in the aftermarket on a variety of aircraft.

Aviation end-users utilize our satellite communications services for:

•

Aviation operational communications: Aircraft crew and airline ground operations use our services for air-to-ground telephony and data communications. This includes the automatic reporting of an aircraft’s position and mission critical condition data to the ground and controller-pilot data link communication for clearance and information services. We provide critical communications applications for airlines and air transport customers such as Continental Airlines, Cathay Pacific Airways and El Al Airlines. These operators rely on our services because other forms of communication may be unaffordable or unreliable in areas such as the polar regions. We maintain relationships with ARINC Incorporated and SITA, SC, two of the leading providers of voice and data network communications services and applications to the airline sector, which integrate our products and services into their offerings.

•

Aviation passenger communications: Corporate and private fleet aircraft passengers use our services for air-to-ground telephony and data communications. Operators are currently using our services to enable passengers to e-mail using their own Wi-Fi enabled mobile phones, including Blackberry devices or other similar smartphones, without causing interference with aircraft controls. We believe our distributors’ small, lightweight cost-effective solutions offer an attractive alternative for airlines and operators, particularly small fleet operators.

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

•

Air traffic control communications, or safety applications: The International Civil Aviation Organization, or ICAO, has approved standards and recommended practices allowing us to provide Aeronautical Mobile Satellite (Route) Services to commercial aircraft on long-haul routes. This allows member states to evaluate and approve our services for safety communications on transoceanic flights, and operational evaluations are currently underway. Once our services are approved by member states, aircraft crew and air traffic controllers will be able to use our services for data and voice communications between the flight deck and ground-based air traffic control facilities. We are the only satellite provider capable of offering such critical flight safety applications around the entire globe, including the polar regions. We believe this particular sector of the market will present us with significant growth opportunities, as our services and applications will serve as a cost-effective alternative to the aging high-frequency radio systems currently in operation.

Machine-to-Machine

We are one of the leading providers of satellite-based M2M services. We believe the early state of this market and its significant under-penetration present opportunities for future growth. As with land-based handsets, our largest M2M users include mining, construction, oil and gas, utilities, heavy industry, maritime, forestry and transport companies, as well as the military, public safety and disaster relief agencies. We believe increasing demand for automated data collection processes from mobile and remote assets operating outside the coverage of terrestrial wireline and wireless networks, as well as the continued push to integrate the operation of such assets into enterprise management and information technology systems, will likewise increase demand for our M2M applications.

Our M2M services are used for:

•

Fleet management: Our global coverage permits our products and services to be used to monitor the location of vehicle fleets, hours of service and engine telemetry data, as well as to conduct two-way communications with drivers around the entire world. Long distance drivers need reliable communication with both dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit. We expect the push for more efficient, cost-effective and safer fleet operations as well as the imposition of regulatory mandates related to driver safety, such as drive time monitoring, will drive demand for our services in this area.

•

Fixed-asset monitoring: Multinational corporations, such as oil-field service companies like Schlumberger Limited and ConocoPhillips Company, or ConocoPhillips, use our services to run applications that allow remote monitoring and operation of equipment and facilities around the globe, such as oil pipelines and off-shore drilling platforms.

•

Asset tracking: Leveraging M2M applications developed by several of our distributors, companies use our services and related devices to track assets, including personnel, for logistics, theft-prevention and safety purposes. Transportation companies, such as Horizon Lines, Inc., for example, employ M2M applications developed by Cubic Global Tracking Solutions, Inc. to track containers while in transit.

•

Resource management: Our global coverage and data throughput capabilities support natural resource management applications such as fishing management systems. Zunibal S.A., one of our VARs, has developed applications for the fishing industry to assist fishing fleets in pursuing more efficient fishing practices.

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

Government

We are one of the leading global providers of mobile satellite communications services to the U.S. government, principally, the DoD. We provide mobile satellite products and services to all branches of the U.S. armed forces. Our voice products are used by soldiers for a variety of primary and backup communications solutions, including logistical, administrative, morale and welfare and emergency communications. In addition, our products and related applications are installed on ground vehicles, ships, helicopters and fixed-wing aircraft, embedded in unattended sensors and used for command and control and situational awareness purposes. Global security concerns are among the factors driving demand for our products and services in this sector. See “—U.S. Government Services” for more information.

Seasonality

Our business is subject to seasonal usage changes for commercial customers, and we expect it to be affected by similar seasonality going forward. April through October are typically the peak months for commercial voice traffic and related subscriber equipment sales. U.S. government usage and commercial M2M usage have been less subject to seasonal changes.

Services and Products

At December 31, 2010, we had approximately 427,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services and M2M services. Sales of our commercial services collectively accounted for approximately 51% of our total revenue for the year ended December 31, 2010. We also sell related voice and data equipment to our customers, which accounted for approximately 26% of our total revenue for the year ended December 31, 2010. In addition, we offer services to U.S. government customers, including the DoD. U.S. government services accounted for approximately 23% of our total revenue for the year ended December 31, 2010.

Our Commercial Services

Post-paid Mobile Voice and Data Satellite Communications Services

We sell our mobile voice and data services to service providers and VARs who in turn offer such services to end-users, either directly or indirectly through dealers, through various packaged solutions such as monthly plans with differing price levels that vary depending upon expected usage. In exchange for these services, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for airtime minutes used by their respective subscribers. A small number of our post-paid customers purchase monthly blocks of airtime minutes which must be used in a given month or are forfeited.

Prepaid Mobile Voice Satellite Communications Services

We also offer mobile voice services to service providers and VARs through prepaid plans. Service providers and VARs pay us in advance for defined blocks of airtime minutes with expiration periods in various configurations, typically one year. These services are then typically sold to subscribers in the form of prepaid scratch cards and e-vouchers that enable subscribers to use our services on a per minute basis. Unused minutes are forfeited on the applicable expiration date. We believe service providers and VARs are drawn to these services as they enable greater cost control, since they eliminate the need for monthly billings and reduce collection costs, and can be sold in cash economies where credit is not readily available. Our distributors often offer our prepaid voice services through fixed devices to subscribers in rural villages, at remote industrial, commercial and residential sites and on ships at sea, among other places. Fixed voice satellite communications services are in many cases an attractive alternative to handheld mobile satellite communications services in situations where multiple users will access the service within a defined geographic area and terrestrial wireline or wireless service is not available. Fixed phones, for example, can be configured as pay phones that accept prepaid scratch cards and can be installed at a central location, for example in a rural village or maritime vessel.

High-Speed Data Services

Our high-speed data maritime service, Iridium OpenPort, offers maritime end-users speeds of up to 128 kbps and up to three independent voice lines which can be used simultaneously without interference. Data rates on this service can be adjusted up or down at any time without making hardware or software changes, giving subscribers options that allow them to balance needs for data transmission speeds against cost considerations on a real-time basis. In conjunction with our distributors, we offer additional services that permit service providers and VARs to offer complete integrated solutions for ship-to-shore crew calling, e-mail and IP-based data communications. We believe Iridium OpenPort, our first high-speed data service in the maritime market, offers a competitive alternative to other marine satellite services that offer fewer features at higher costs. For our Iridium OpenPort service, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for airtime minutes used by the respective subscribers above their monthly quotas.

Machine-to-Machine Services

Our M2M services are designed to address the market need for a small and cost-effective solution for sending and receiving data, such as location, from fixed and mobile assets in remote locations to a central monitoring station. This service operates through a two-way short-burst data transmission between our network and a telemetry unit, which may be located, for example, on a container in transit or a buoy monitoring oceanographic conditions. The small size of the units makes them attractive for use in applications such as tracking asset shipments, monitoring unattended remote assets, including oil and gas assets, vehicle tracking and mobile security. We sell our M2M services to our distributors who in turn offer such services to end-users such as various U.S. and international governmental agencies, including NOAA, as well as commercial and other entities such as Schlumberger Limited and ConocoPhillips. Increasingly, our M2M modems are being built into products for consumer markets, such as personal location devices that provide two-way messaging. As with our mobile voice and data offerings, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for airtime minutes used by their respective subscribers.

Other Services

In addition to access and usage fees, we generate revenue from several ancillary services related to our core service offerings, such as inbound connections from the public switched telephone network, or PSTN, short message services, or SMS, subscriber identity module, or SIM, activation, customer reactivation and other peripheral services. We also provide research and development services to assist customers in developing new technologies compatible with our system which we may leverage for use in service and product offerings in the future. We charge our distributors fees for these services.

In the future, we anticipate the ability to provide hosted payload services to customers during the life of our next-generation constellation, Iridium NEXT, which will replace our current satellite constellation. We expect to enter into agreements with such customers to host their applications on our satellites in exchange for a hosting fee to be paid in advance of launch plus recurring service revenues to be paid during the life of the hosted application after launch. Currently, we are providing research and development services to potential hosted payload customers.

Our U.S. Government Services

We provide U.S. government customers bulk access to our services, including traditional voice, netted voice, data, messaging and paging services, as well as maintenance services for the DoD’s dedicated gateway. We provide airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for airtime services and voice usage, (ii) fixed monthly fee per user for paging services, (iii) a tiered pricing plan, based on usage per device, for data services, (iv) a fixed monthly fee on a per user basis for Netted Iridium usage, and (v) a monthly fee for active user-defined groups using Netted Iridium. U.S. government customers also rely on our voice and data products, which they purchase from our network of distributors. To comply with U.S. government regulations, we ensure handsets sold for use by the U.S. government are manufactured in the United States. VARs and VAMs typically integrate our products with other products, which they then offer to U.S. government customers as customized product solutions. Such customized voice and data solutions include:

•	personnel tracking devices, such as PLBs;

•	asset tracking devices for equipment, vehicles and aircraft;

•	over-the-horizon (beyond-line-of-sight) aircraft communications applications;

•	submarine communications applications;

•	specialized communications solutions for high-value individuals; and

•

specialized, secure, mobile communications and data devices for the military and intelligence community, such as secure satellite handsets with U.S. National Security Agency Type I encryption capability.

With funding support from the DoD, we continue to invest in research and development to develop new products and applications for use by all branches of the U.S. armed forces. In conjunction with the U.S. Navy, we and our partners introduced Netted Iridium, which uses a line of radio-only satellite devices which permit over-the-horizon push-to-talk group calling services for a user-defined group, or net. Netted service was made available in quantity for the first time in 2010. We expect Netted Iridium to provide us with the potential for future new commercial applications in public safety, fishing and field worker communications. In conjunction with The Boeing Company, or Boeing, and with funding from the U.S. government, we also continue to develop a high integrity GPS service, iGPS, which is expected to provide increased accuracy and improved anti-jamming capability for GPS signals.

Our Products

We offer a broad array of voice and data products for customers that work worldwide. Our devices or an antenna must be outside and within direct view of a satellite to be able to access our network.

Satellite Handsets

Our principal handset offering is the Iridium 9555 satellite handset phone which is similar in functionality to an ordinary cellular phone but with the solid, durable feel that many satellite phone users demand. We believe our reputation for industrial strength products is critical for customers, many of whom are located in the most inhospitable spots on the planet and require tough and reliable communications equipment.

The Iridium 9555 provides voice, SMS and data connectivity. This model introduced several features that were not available on its predecessor, the 9505A, including a larger, brighter screen, improved SMS and e-mail capabilities, an integrated antenna and speakerphone. The Iridium 9555 weighs 9.4 ounces and offers up to 3.1 hours of talk time. The Iridium 9555 maintains the industrial feel of its predecessor, with a rugged housing to protect its sophisticated satellite transceiver. We believe the Iridium 9555 satellite handset offers significant improvements over our earlier-generation equipment and that it will maintain a competitive position as a premium offering in the market due to its small size, reliability and global coverage.

In addition to the Iridium 9555, Iridium continues to manufacture the Iridium 9505A handset, which is qualified for sale to U.S. government customers. We are also developing a variant of the Iridium 9555 satellite handset that we expect to be qualified for sale to U.S. government customers.

Voice and Data Modems

We also offer a combined voice transceiver and data modem, which our distributors integrate into a variety of communications solutions that are deployed in different applications around the world. Our principal modem is the Iridium 9522B L-Band transceiver, which is effectively the core of our Iridium 9555 satellite handset without a keypad, display, earpiece and microphone.

Our principal customers for our L-Band transceivers are VAMs who integrate them into specialized devices that access our network. These specialized products are often the highest generators of traffic on our network. On-board crew calling terminals built around Iridium L-Band transceivers, which are used as payphones on maritime vessels, for example, have 10 to 20 times the average usage of a handheld phone, in part because they are shared across a large group of users. These products have also been integrated into mobile data applications providing e-mail services on maritime vessels.

High-Speed Data Devices

Our Iridium OpenPort terminal provides up to three independent voice lines and a high-speed data port configurable from 9.6 to 128 kbps. All voice and data capabilities can be used at the same time. Our principal customers for Iridium OpenPort are service providers who integrate the device with their own hardware and software products to provide a suite of customer-focused voice and IP-based data packages for ship business, crew calling and e-mail. We believe the low cost of our Iridium OpenPort terminal, combined with our high bandwidth and flexible configuration options, will allow us to grow our share of the existing maritime market while opening up new market sectors, such as luxury yachts, tug boats and other fishing and cruising vessels for which traditional marine satellite systems have typically been too costly.

Machine-to-Machine Data Devices

In May 2010, we introduced the Iridium 9602 full-duplex short-burst data transceiver, which is smaller, lighter and less expensive than its predecessor, the Iridium 9601. The Iridium 9602 is a small data device with two-way transmission, capable of sending packet data to and from any point in the world with low latency. The principal customers for our Iridium 9602 data modems are VARs and VAMs, who embed the Iridium 9602 into their tracking, sensor, and data applications and systems, such as asset tracking systems. The Iridium 9602 is often combined with a GPS receiver to provide location information to customer applications. In addition, an increasing number of VARs and VAMs are including a terrestrial global system for mobile communication, or GSM, packet radio service modem in their applications to provide low cost cellular data transmission when available. These types of multiband applications are adopted by end-users who require the ability to regularly transfer data but operate in areas with inconsistent cellular coverage. We provide gap-filler coverage for such applications allowing such users to operate anywhere on the globe.

Device Development and Manufacturing

Currently, we contract with Cambridge Consulting Ltd., or Cambridge, and certain other suppliers to develop all of our devices, and with Celestica Corporation, or Celestica, a contract manufacturer, to manufacture our devices in facilities in Malaysia and the United States. Pursuant to our contract with Celestica, we may be required to purchase excess materials from Celestica at cost plus a contractual markup if the materials are not used in production within the periods specified in the agreement. Celestica will then generally repurchase such materials from us at the same price paid by us, as required for the production of the devices. Our agreement with Celestica is automatically renewable for additional one year terms unless terminated by either party. We generally provide our distributors with a warranty on subscriber equipment for one to five years from the date of activation, depending on the product. We also utilize other suppliers, some of which are sole source, to manufacture certain component parts of our devices.

In addition to our principal products, we also offer a selection of accessories for our devices, including holsters, earbuds, portable auxiliary antennas, antenna adaptors, USB data cables and charging units, among others. We purchase these products from several third-party suppliers either pursuant to contractual agreements or off the shelf at market prices.

Our Spectrum

We hold licenses to use 8.725 MHz of continuous spectrum in the L-Band, which operates at 1.6 GHz, and allows for two-way communication between our devices and our satellites. In addition, for feeder and inter-satellite links, we are authorized to use 600 MHz of Ka-Band and K-Band spectrum. Of this spectrum, we use 200 MHz of K-Band spectrum for satellite-to-satellite communications, and 400 MHz of Ka-Band spectrum for two-way communication between our satellites and our gateways. Our spectrum position is globally coordinated and recorded by the International Telecommunication Union, or ITU. Our products and services are offered in over 100 countries, and we continue to seek authorizations in additional countries. Access to this spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because each product and service can be deployed and sold worldwide.

The Federal Communications Commission, or FCC, initially licensed us to operate on 5.15 MHz of the 10.5 MHz of spectrum which Motorola Inc., or Motorola, originally designed our system to operate within and later increased our licensed spectrum to include an additional 3.1 MHz on a shared basis with Globalstar. In November 2007, an FCC order increased our exclusive spectrum to 7.775 MHz with an additional 0.95 MHz shared with Globalstar. On May 1, 2009, the U.S. Court of Appeals for the D.C. Circuit denied a petition for review filed by Globalstar of the FCC’s decision to reallocate L-band spectrum from Globalstar to us. The decision of the U.S. Court of Appeals for the D.C. Circuit became final and non-reviewable on July 30, 2009, because Globalstar did not seek rehearing en banc with the U.S. Court of Appeals for the D.C. Circuit or file a petition for certiorari with the U.S. Supreme Court. Globalstar has also filed a petition before the FCC asking for reconsideration of the global effects of the license modification, contending that the FCC’s decision should not have affected Globalstar’s operations outside of the United States. We have opposed the reconsideration request as without merit, and no decision has been issued by the FCC. The disposition by the U.S. Court of Appeals for the D.C. Circuit does not directly impact Globalstar’s pending petition for reconsideration of the FCC decision to modify Globalstar’s license on a global basis. Notwithstanding these challenges by Globalstar at the FCC, modifications to our and Globalstar’s licenses consistent with the November 2007 spectrum change took effect on a global basis on December 14, 2008, in accordance with federal law. On August 9, 2010, Globalstar terminated operations on our spectrum and entered into a consent decree with the FCC regarding its unauthorized use of our spectrum.

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

The ITU controls the assignment of country codes used for placing telephone calls between different countries. Our network is assigned the 8816 and 8817 country codes and uses these numbers for calling and communications between terminals.

Domestic and Foreign Revenue

We supply services and products to customers in a number of foreign countries. We allocate revenues geographically based on where we invoice our distributors, whom we bill for mobile satellite services and related equipment sales, and not according to the location of the end-user. These distributors sell services directly or indirectly to end-users, who may be located elsewhere. It is not possible for us to provide the geographical distribution of end-users, as we do not contract directly with them. The majority of our revenues are invoiced in U.S. dollars. U.S. revenues accounted for approximately 48.1% of our revenues for 2010. The table below sets forth the percentage of our revenues by country for the periods indicated:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
United States	48.1%	47.6%	48.6%
Canada	14.1%	14.8%	17.2%
United Kingdom	11.5%	10.1%	8.0%
Other countries(1)	26.3%	27.5%	26.2%

(1)	No other single country represented more than 10% of our revenue for any of the periods indicated.

For more information about our revenue from sales to foreign and domestic customers, see Note 12 to our consolidated financial statements and Note 11 to Iridium Holdings’ financial statements contained herein.

Traffic Originating Outside the U.S.

A significant portion of our voice and data traffic originates outside the United States. The table below estimates the percentage of our commercial voice and data traffic originating outside the United States, excluding Iridium OpenPort traffic, for the years ended December 31, 2010, 2009 and 2008.

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Commercial voice traffic (minutes)	90.0%	90.2%	90.1%
Commercial data traffic (kilobytes)	66.7%	68.9%	74.7%

Our Network

Current Constellation

Our satellite network includes 66 in-orbit LEO satellites, in addition to in-orbit spares. We also maintain a non-service in-orbit spare which we use for testing purposes. The satellites operate in six orbital planes of eleven vehicles each in nearly circular polar orbits. Our satellites orbit at an altitude of approximately 483 miles (778 kilometers) above the earth and travel at approximately 16,689 mph resulting in a complete orbit of the earth approximately every 100 minutes. The design of our constellation ensures that generally at least one satellite is visible to subscribers from any point on the earth’s surface, covering all of the world’s population. While our constellation offers 100% global coverage, satellite services are not available in locations where a satellite signal cannot be transmitted or received or when the device or antenna does not have a direct line of sight to a satellite, such as inside a building.

Our constellation is unique among commercial constellations in its usage of radio frequency crosslinks between our satellites. These crosslinks enable each satellite to communicate with up to four other satellites in space—two in the same orbital plane and two in adjacent planes. Our traffic is generally routed between satellites, which minimizes the ground infrastructure necessary to support the constellation by allowing the satellite that is then passing over the ground station to transmit all traffic to and from the rest of the satellite constellation to terrestrial-based networks such as the PSTN. This interlinked architecture enables our primary ground station gateway to support most commercial traffic globally.

We believe our interlinked satellite infrastructure provides several advantages over networks that rely on multiple terrestrial gateways like Globalstar’s and ORBCOMM’s networks. We have the only satellite network with 100% global coverage, and our constellation is less vulnerable to single points of failure, since traffic can be routed around any one satellite problem to complete the communications path. In addition, the small number of ground stations increases the security of our constellation, a factor that makes our network particularly attractive to government institutions and large enterprises that desire secure voice and data communications. The low orbit of our constellation also allows our network to operate with low latency due to the proximity of our satellites to the earth.

Our constellation provides significant coverage overlap for mitigation of service gaps from individual satellite outages, particularly at higher northern and lower southern latitudes. Each satellite was designed with a high degree of on-board subsystem robustness, an on-board fault detection system, and isolation and recovery capabilities for safe and quick risk mitigation. Our ability to reconfigure the orbital location of each satellite provides us with operating flexibility and enhances our ability to maintain a commercially-acceptable level of service. If a satellite should fail or become unusable, in most cases, we can reposition one of our in-orbit spare satellites to take over its functions. If there is an in-orbit spare located in the orbital plane of the failed satellite, such repositioning can often be accomplished within days with minimal impact on our services. If there is no in-orbit spare located in the relevant orbital plane, redeploying an in-orbit spare into the affected plane will take at least one year. The design of our space and ground control system facilitates the real time intervention and management of the satellite constellation and service upgrades via software enhancements.

Our commercial gateway is located in Tempe, Arizona. This gateway has multiple antennas that communicate with our satellites and pass calls seamlessly between gateway antennas and satellites as the satellites traverse the gateway, thereby connecting signals from the terminals of end-users to our gateway. Additional gateways can be added to the network to enable dedicated communications links that are not dependent on localized terrestrial telecommunications infrastructure where subscribers are using our services. Such gateways would be able to generate and control all user information pertaining to our registered users, such as user identity, geo-location and call detail records. The DoD owns and operates a dedicated gateway for U.S. government users to take advantage of this capability. This gateway provides an interface between voice and data devices and the Defense Information Systems Network, providing DoD users with secure communications capabilities. We are also in discussions with parties in countries that require physical gateways within their jurisdiction to build or reactivate additional gateways to connect the traffic to the constellation coming to and from their territory, including Russia and China.

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

From time to time, individual satellites in our constellation experience operating problems that may result in a satellite outage, but due to overlapping coverage within our constellation, the individual satellite outages typically do not negatively affect our customers’ use of our system for a prolonged period. In addition, most system processing related to our service is performed using software onboard each satellite instead of on the ground. We believe this has provided us with significant flexibility and has contributed to the longevity of the system by enabling engineers to develop additional functionality and software-based solutions to occasional faults and anomalies in the system.

We have experienced seven satellite losses since we reintroduced commercial satellite services in 2001 that have resulted in the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network. Six of these losses were from satellites that failed in orbit and one satellite was lost as a result of a 2009 collision with a non-operational Russian satellite. To date, each time we have lost a satellite we have been able to replace it with an in-orbit spare.

Based on the failures and anomalies we have experienced to date, and considering the potential for future anomalies, we believe our current constellation will provide a commercially acceptable level of service through the transition to Iridium NEXT. We expect to be able to mitigate most satellite failures through the use of the remaining in-orbit spares, the implementation of software solutions, and by landing communications traffic at our ground station in Alaska and backhauling traffic to the Tempe gateway for processing and termination. Accordingly, we believe our constellation can be operationally functional with fewer than 66 satellites while experiencing some service degradation. However, there can be no assurance that our satellites will not fail faster than expected or that we will be able to mitigate any future failures.

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

On July 21, 2010, Iridium Constellation LLC, or Iridium Constellation, a subsidiary of Iridium Satellite, and Boeing entered into a long-term operations and maintenance agreement, which we refer to as the O&M Agreement, which superseded the prior operations and maintenance agreement previously in place between Iridium Constellation and Boeing. Under the O&M Agreement, Boeing operates and maintains our satellite constellation. The term of the O&M Agreement runs concurrently with the estimated useful life of the current constellation. The amendment and restatement of the prior agreement does not materially change the obligations of Boeing, but provides for annual price reductions and other cost-saving opportunities and converts the fee for Boeing’s operations and maintenance services from a fixed-price fee to a time-and-materials fee with an annual limit on amounts paid.

In addition, on July 21, 2010, Iridium Satellite and Boeing entered into an agreement pursuant to which Boeing provides services in support of the development of Iridium NEXT and will operate and maintain Iridium NEXT, which we refer to as the NEXT Support Services Agreement. Boeing provides these services on a time-and-materials fee basis. The term of the NEXT Support Services Agreement runs concurrently with the estimated useful life of the Iridium NEXT constellation. Iridium Satellite is entitled to terminate the agreement for convenience and without cause commencing in 2019.

Pursuant to an amended and restated transition services, products and asset agreement, or the TSA, by and among Motorola, Iridium Holdings and Iridium Satellite and a separate agreement by and among Iridium Satellite, Boeing, Motorola and the U.S. government, Iridium Satellite is required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement to cover the de-orbiting of our satellite constellation in the amount of $500.0 million per occurrence, and $1.0 billion in the aggregate. The current policy together with the de-orbiting endorsement covers amounts that we and certain other named parties may become liable to pay for bodily injury or property damage to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting the satellite constellation, although it contains exceptions for third-party damages which may result from the 2009 in-orbit satellite collision. The policy covers us, the U.S. government, Boeing, as operator of our system, Motorola and other named beneficiaries. The policy has been renewed annually since the expiration of the original policy’s three-year term in 2003. The current policy has a one-year term, which expires December 12, 2011. In addition, Iridium maintains a separate $1.0 billion product liability policy to cover Motorola’s potential liability as manufacturer of the satellites. We do not maintain in-orbit insurance covering losses from satellite failures or other operational problems affecting our constellation.

Constellation De-Orbiting Obligations

When Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability risk arising from future operation of our current constellation, and provide for the U.S. government’s obligation to indemnify Motorola pursuant to the Indemnification Agreement described below. As a result, the Indemnification Agreement was entered into among Iridium Satellite, Boeing, Motorola and the U.S. government, as subsequently amended in September 2010, giving the U.S. government the right to, in its sole discretion, require us to de-orbit our constellation in the event of (a) Iridium Satellite’s failure to maintain certain insurance and pay certain insurance premiums; (b) Iridium Satellite’s bankruptcy; (c) Iridium Satellite’s sale or the sale of any major asset in our satellite system; (d) Boeing’s replacement as the operator of our satellite system; (e) Iridium Satellite’s failure to provide certain notices as contemplated by the Indemnification Agreement; or (f) at any time after January 1, 2015. Prior to the September 2010 amendment of the Indemnification Agreement, the U.S. government had the right to require us to de-orbit our constellation at any time after June 5, 2009. Pursuant to the September 2010 amendment, the U.S. government may withdraw its agreement to postpone the exercise of its de-orbit right (i) on or after January 1, 2015; (ii) if Iridium Satellite violates any terms of the Indemnification Agreement or fails to comply with any terms of the September 2010 amendment; (iii) if more than four satellites have insufficient fuel to execute a 12-month de-orbit; (iv) if Iridium Satellite fails to comply with the de-boost plans; (v) upon a finding by the FCC, not remedied by Iridium Satellite in the time set forth by the FCC, that Iridium Satellite has failed to comply with the terms of the Iridium Orbital Debris Mitigation Plan filed with the FCC and then in effect; (vi) upon the cancellation, non-renewal or refusal to provide any insurance required by the Indemnification Agreement; and (vii) upon the termination or completion of the current or any successor agreement between Iridium Satellite and the DoD pursuant to which Iridium Satellite provides mobile satellite services to the DoD. The U.S. government also has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares, that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years.

Motorola also has the right to require us to de-orbit our constellation pursuant to the TSA and pursuant to the O&M Agreement. Under these agreements, Motorola may require the de-orbit of our constellation upon the occurrence of any of the following: (a) the bankruptcy of our company, Iridium Holdings, Iridium Constellation or Iridium Satellite; (b) Iridium Satellite’s breach of the TSA; (c) Boeing’s breach of the O&M Agreement or a related agreement between Boeing and Motorola; (d) an order from the U.S. government requiring the de-orbiting of our satellites; (e) Motorola’s determination that changes in law or regulation may require it to incur specified costs relating to the operation, maintenance, re-orbiting or de-orbiting of our constellation; or (f) our failure to obtain, on commercially reasonable terms, product liability insurance to cover Motorola’s position as manufacturer of the satellites, provided the U.S. government has not agreed to cover what would have otherwise been paid by such policy.

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

In addition, we have certain de-orbit obligations under our FCC licenses, Specifically, pursuant to an orbital debris mitigation plan filed with the FCC and incorporated into our space station license in 2002, we are required to lower each satellite to an orbit with a perigee of approximately 250 kilometers as it reaches the end of its useful life and coordinate these orbit-lowering maneuvers with the United States Space Command. We have applied to modify our license to conform these requirements to the less stringent de-orbit standards for non-geostationary satellites that the FCC acknowledged in 2004 would serve the public interest. Our modification application remains pending. In March 2011, we also requested special temporary authority to operate three of our satellites according to the orbital debris mitigation plan specified in our pending modification application.

Iridium NEXT

Our satellites have exceeded their original design lives, and we are currently developing our next-generation satellite constellation, Iridium NEXT, which we expect to commence launching in early 2015. The current constellation is expected to provide a commercially acceptable level of service through the transition to Iridium NEXT. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017 to be approximately $3 billion. We believe our new credit facility, described below, together with internally generated cash flow, including potential revenues from hosted payloads, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017.

Full Scale Development and Launch Services Agreements

In June 2010, we, through Iridium Satellite, executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space France, or Thales, for the design and manufacture of satellites for Iridium NEXT. The effectiveness of the FSD was contingent upon our securing financing for the FSD. Also in June 2010, we entered into an authorization to proceed, or ATP, with Thales, which allowed Thales to commence work immediately on the development of satellites prior to the effectiveness of the FSD. The FSD contemplates the launch of the first Iridium NEXT satellites during the first quarter of 2015.

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

In March 2010, we, through Iridium Satellite, entered into an agreement with Space Exploration Technologies Corp., or SpaceX, to secure SpaceX as the primary launch services provider for Iridium NEXT. The effectiveness of this agreement, which we refer to as the SpaceX Agreement, was contingent upon our securing financing for the FSD, which occurred on October 25, 2010 when we satisfied the conditions for the first borrowing under the Facility. The SpaceX Agreement has a maximum price of $492.0 million. As of December 31, 2010, we had made total payments of $43.7 million to SpaceX.

COFACE Credit Facility

On October 4, 2010, Iridium Satellite entered into the Facility with a syndicate of bank lenders. Ninety-five percent of the obligations under the Facility are insured by Compagnie Française d’Assurance pour le Commerce Extérieur, or COFACE, the French export credit agency. The Facility consists of two tranches, with draws and repayments applied pro rata in respect of each tranche:

•	Tranche A – $1,537,500,000 at a fixed rate of 4.96%; and

•	Tranche B – $262,500,000 at a floating rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.95%.

In connection with each draw it makes under the Facility, Iridium Satellite will also borrow an amount equal to 6.49% of such draw to cover the premium for the COFACE policy. Iridium Satellite will also pay a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Facility beginning on April 4, 2011. In addition, pursuant to separate fee letters entered into at the same time as the Facility, Iridium Satellite paid arrangement fees to the syndicate banks totaling $46.6 million on October 29, 2010. Funds drawn under the Facility will be used for (i) 85% of the costs under the FSD for the construction of Iridium NEXT satellites and reimbursement to Iridium Satellite for 85% of the amounts it previously paid to Thales under the ATP, (ii) the premium for the COFACE policy and (iii) the payment of a portion of interest during a part of the construction and launch phase of Iridium NEXT.

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

Iridium Satellite may not prepay any borrowings prior to December 31, 2015. If on that date, a specified number of Iridium NEXT satellites have been successfully launched and we have adequate time and resources to complete the Iridium NEXT constellation on schedule, Iridium Satellite may prepay the borrowings without penalty. In addition, following the completion of the Iridium NEXT constellation, Iridium Satellite may prepay the borrowings without penalty. Any amounts repaid may not be reborrowed. Iridium Satellite must repay the loans in full upon (i) a delisting of our common stock, (ii) a change in control of our company or our ceasing to own 100% of any of the other obligors or (iii) the sale of all or substantially all of our assets. We must apply all or a portion of specified capital raising proceeds, insurance proceeds and condemnation proceeds to the prepayment of the loans. The Facility includes customary representations, events of default, covenants and conditions precedent to drawing of funds. The financial covenants include:

•	a minimum cash requirement;

•	a minimum debt to equity ratio level;

•	maximum capital expenditure levels;

•	minimum consolidated operational EBITDA levels;

•	minimum cash flow requirements from customers who have hosted payloads on our satellites;

•	minimum debt service reserve levels;

•	a minimum debt service coverage ratio level; and

•	maximum leverage levels.

The covenants also place limitations on the ability of us and our subsidiaries to carry out mergers and acquisitions; dispose of assets; grant security interests; declare, make or pay dividends; enter into certain transactions with affiliates; fund payments under the FSD from our own resources; incur debt; or make loans, guarantees or indemnities.

On October 29, 2010, we borrowed $135.1 million under the Facility and used a portion of the proceeds to reimburse Iridium Satellite for a portion of the previous payments under the ATP and to pay the COFACE policy premium related to the draw. We also used funds received from this borrowing to pay $46.6 million of fees and expenses in connection with the negotiation and arrangement of the Facility. On January 10, 2011, we borrowed $15.2 million under the Facility, which was paid in part directly to Thales in respect of work performed under the FSD and in part to COFACE in respect of the COFACE policy premium.

Competition

The mobile satellite services industry is highly competitive, but has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead-time associated with obtaining the required licenses, building and launching the satellite constellation and deploying the ground network technology. We are aware of no companies currently planning to enter the mobile satellite services industry. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Currently, our principal mobile satellite services competitors are Inmarsat, Globalstar and ORBCOMM. We compete primarily on the basis of coverage, quality, mobility and pricing of services and products.

United Kingdom-based Inmarsat, has been a provider of communications services, including voice and data services, since 1982. Inmarsat owns and operates a fleet of GEO satellites. Unlike LEO satellites, GEO satellites orbit the earth at approximately 22,300 miles above the equator. GEO operators require substantially larger and more expensive antennas, and typically have higher transmission delays than LEO operators. Due to its GEO system, Inmarsat’s coverage area extends and covers most bodies of water except for a majority of the polar regions. Accordingly, Inmarsat is the leading provider of satellite communications services to the maritime sector. Inmarsat also offers land-based and aviation communications services. In April 2009, Inmarsat acquired Stratos, one of our main distributors. Inmarsat generally does not sell directly to end-users. During 2010, Inmarsat launched a new handset that competes with our handsets.

U.S.-based Globalstar owns and operates a fleet of LEO satellites. Globalstar began commercial services in 2000. Globalstar’s service is available only on a multi-regional basis as a result of its bent pipe architecture, which requires that voice and data transmissions be routed from satellites immediately to nearby ground stations. This design requires the use of multiple ground stations, which are impractical in extreme latitudes or over oceans. Unlike Inmarsat and us, Globalstar sells a higher percentage of its products and services directly to end-users. Globalstar has indicated that satellite failures and other problems affecting its constellation are currently limiting its ability to provide two-way services. Globalstar is in the process of building and launching its second-generation satellite constellation, with launches expected to continue through the end of 2011. It is currently planning to replace only 24 of the original 48 satellites during this time.

U.S.-based ORBCOMM also provides commercial services using a fleet of LEO satellites. Like Globalstar, ORBCOMM’s network also has a bent pipe architecture, which limits its coverage area. ORBCOMM’s principal focus is low-cost data and M2M services, where it directly competes with our M2M offerings. Because a ground station may not be within view of a satellite, ORBCOMM’s services may have a significant amount of latency, which may limit their use in certain mission critical applications. It does not offer voice service or high-speed data services. ORBCOMM is similarly developing its second-generation satellite constellation. ORBCOMM suffered the loss of all six of its most recently launched satellites and has scheduled a new launch campaign to begin in June 2011.

We also compete with regional mobile satellite communications services in several geographic markets. In these cases, the majority of our competitors’ customers require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate or plan to operate GEO satellites. Our regional mobile satellite services competitors currently include Thuraya Telecommunications Co., or Thuraya, principally in Europe, the Middle East, Africa, Australia and several countries in Asia; and DBSD North America, TerreStar Corporation, or TerreStar, and LightSquared (formerly SkyTerra Communications, Inc.) in North America. In July 2009, TerreStar launched its satellite TerreStar 1 and subsequently introduced its first satellite handset in September 2010. TerreStar filed for Chapter 11 bankruptcy protection in October 2010.

We compete indirectly with terrestrial wireline and wireless communications networks. We provide service in areas that are inadequately covered by these ground systems. To the extent that terrestrial communications companies invest in underdeveloped areas, we will face increased competition in those areas. We believe that local telephone companies currently are reluctant to invest in new switches, landlines and cellular towers to expand their networks in rural and remote areas due to high costs and limited usage. Many of the underdeveloped areas are sparsely populated so it would be difficult to generate the necessary returns on the capital expenditures required to build terrestrial wireless networks in such areas. We believe that our solutions offer a cost-effective and reliable alternative to terrestrial-based wireline and wireless systems in these remote regions.

We could also face competition for our land-based services in the United States from ancillary terrestrial component, or ATC, service providers. In February 2003, the FCC adopted rules that permit satellite service providers to establish ATC networks. ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and broad coverage throughout the United States. The ATC ground network, using the same frequencies, would extend satellite services to urban areas and inside buildings where satellite services currently are impractical. Outside the United States, other countries are considering implementing regulations to facilitate ATC-like services.

Research and Development

Our research and development efforts have focused on the development, design and testing of new products and services, such as Iridium OpenPort, introduced in 2008, our 9602 transceiver, introduced in 2010, and the planning and development of the Iridium NEXT constellation and ground infrastructure. We also develop product and service enhancements and new applications for our existing products and services. Our research and development expenses were $19.2 million in 2010 and $23.4 million in 2009 on a combined basis with Iridium Holdings. Iridium Holdings’ research and development expenses were $32.8 million in 2008.

Employees

As of December 31, 2010, we had 174 full-time employees, none of whom is subject to any collective bargaining agreement. We consider our employee relations to be good.

Intellectual Property

At December 31, 2010, we held eight U.S. patents and one foreign patent. These patents cover several aspects of our satellite system, our global network and our devices.

In addition to our owned intellectual property, we also license critical system technology from Motorola, including software and systems to operate and maintain our network as well as technical information for the design and manufacture of our devices. This intellectual property is essential to our ability to continue to operate our constellation and sell our handsets. We also have licensed technology from Motorola relating to the development of Iridium NEXT and related ground infrastructure, products and services. We maintain our licenses with Motorola pursuant to several agreements. One or more of these agreements can be terminated by Motorola upon: (i) the commencement by or against Iridium Satellite of any bankruptcy proceeding or other specified liquidation proceedings; or (ii) the material failure of Iridium Satellite to perform or comply with any provision of certain of the agreements between Iridium Satellite and Motorola. If Motorola were to terminate any such agreement, it may be difficult or, under certain circumstances, impossible to obtain such technology from alternative vendors. Motorola has assigned a portion of the patents that comprise these licenses to a third party.

We license additional system technology from other third parties and expect to do so in the future both in connection with our current network and with the development of Iridium NEXT and related ground infrastructure, products and services. If any such third party were to terminate its agreement with us or cease to support and service this technology, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain such services from alternative vendors. Any substitute technology may also have lower quality or performance standards, which would adversely affect the quality of our products and services. For more information, see “Risk Factors—We are dependent on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing products and services.”

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge through our website at www.iridium.com and on the website of the Securities and Exchange Commission, or SEC, at www.sec.gov. A request for any of these reports may also be submitted to us by writing: Investor Relations, Iridium Communications Inc., 1750 Tysons Boulevard, Suite 1400, McLean, VA 22102, or by calling our investor relations line at 703-287-7570.

ITEM 1A. Risk	Factors

Our business plan depends on increased demand for mobile satellite services and demand for hosted payloads, among other factors.

Our business plan is predicated on growth in demand for mobile satellite services and the demand for hosted payloads on our next-generation satellite constellation, Iridium NEXT. Demand for mobile satellite services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods and demand for hosted payloads may not materialize or may be priced lower than our expectations. A lack of demand could impair our ability to sell products and services, develop and successfully market new products and services and could exert downward pressure on prices. Any decline in prices would decrease our revenues and profitability and negatively affect our ability to generate cash for investments and other working capital needs.

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

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017 will be approximately $3 billion. While we expect to fund these costs with borrowings under the Facility, together with internally generated cash flows, including potential revenues from hosted payloads, it is possible that these sources will not be sufficient to fully fund Iridium NEXT, and we might need to finance the remaining cost by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT. Such additional financing may not be available on favorable terms, or at all.

Our ability to make ongoing draws under the Facility will be dependent upon our satisfaction of various borrowing conditions from time to time, some of which will be outside of our control. In addition, there can be no assurance that our internally generated cash flows will meet our current expectations or that we will not encounter increased costs. Among other factors leading to the uncertainty over our internally generated cash flows, demand for hosted payloads may not materialize or may be priced lower than our expectations. If available funds from the Facility and internally generated cash flows are less than we expect, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, develop new products and services, and pursue additional growth opportunities will be impaired, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service. We expect to experience overall liquidity levels lower than our recent liquidity levels. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities and make borrowings under the Facility, delay the ultimate deployment of Iridium NEXT, and otherwise impair our business and financial position.

If we fail to satisfy the ongoing borrowing conditions of the Facility, we may be unable to fund Iridium NEXT.

We plan to use borrowings under the Facility to partially fund the construction of our Iridium NEXT satellites, including borrowing to capitalize interest otherwise due under such facility. Our ability to continue to draw funds under the Facility over time will be dependent on the satisfaction of borrowing conditions, including:

•	compliance with the covenants under the Facility, including financial covenants and covenants relating to hosted payloads;

•	accuracy of the representations we make under the Facility;

•	compliance with the other terms of the Facility, including the absence of events of default; and

•	maintenance of the policy with COFACE.

Some of these borrowing conditions are outside of our control. If we do not continue to satisfy the borrowing conditions under the Facility, we would need to find other sources of financing. In addition, we would have to seek the permission of the lenders under the Facility in order to obtain any alternative source of financing, and there can be no assurance that we would have access to other sources of financing on acceptable terms, or at all.

If we default under the Facility, the lenders may require immediate repayment in full of amounts borrowed or foreclose on our assets.

The Facility contains events of default, including:

•	non-compliance with the covenants under the Facility, including financial covenants and covenants relating to hosted payloads;

•	cross-default with other indebtedness;

•	insolvency of any obligor under the Facility;

•	revocation of the COFACE policy;

•	failure to maintain our current satellite constellation or complete Iridium NEXT by a specified time; and

•	a determination by the lenders that we have experienced a material adverse change in our business.

Some of these events of default are outside of our control. If we experience an event of default, the lenders may require repayment in full of all principal and interest outstanding under the Facility. It is unlikely we would have adequate funds to repay such amounts prior to the scheduled maturity of the Facility. If we fail to repay such amounts, the lenders may foreclose on the assets we have pledged under the Facility, which includes substantially all of our assets and those of our domestic subsidiaries.

The Facility restricts the manner in which we may operate our business, which may prevent us from successfully implementing our business plan.

The Facility contains restrictions on the operation of our business, including limits on our ability to:

•	make capital expenditures;

•	carry out mergers and acquisitions;

•	dispose of or grant liens on our assets;

•	enter into transactions with our affiliates;

•	pay dividends or make distributions to our stockholders;

•	incur indebtedness;

•	prepay indebtedness; and

•	make loans, guarantees or indemnities.

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

We are currently developing Iridium NEXT, which we expect to commence launching in early 2015. While we expect our current constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will do so. If we are unable, for any reason, including as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve or maintain orbital placement, failure of the satellites to perform as expected or delays in receiving regulatory approvals, to effectively deploy Iridium NEXT before our current constellation ceases to provide a commercially acceptable level of service or if we experience backward compatibility problems with our new constellation once deployed, we will likely lose customers and business opportunities to our competitors, resulting in a material decline in revenues and profitability and the inability to service debt as our ability to provide a commercially acceptable level of service is impaired.

Iridium NEXT may not be completed on time, and the costs associated with it may be greater than expected.

We estimate the costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 will be approximately $3 billion, although our actual costs could substantially exceed this estimate. We may not complete Iridium NEXT and related infrastructure on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. Development of Iridium NEXT may suffer from additional delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	lower than anticipated internally generated cash flows, including from hosted payload customers;

•	the failure to maintain our ability to make draws under the Facility, including by reason of our failure to satisfy any ongoing financial or other condition to making draws;

•	operating and other requirements imposed by the lenders under the Facility;

•	engineering or manufacturing performance falling below expected levels of output or efficiency;

•	complex integration of our ground segment with the Iridium NEXT satellites and the transition from our current constellation;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	non-performance by third-party contractors, including the prime system contractor;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of a new or unproven launch vehicle or the failure of the launch services provider to sustain its business;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	increases in the costs of materials;

•	changes in project scope;

•	additional requirements imposed by changes in laws; or

•	severe weather or catastrophic events such as fires, earthquakes, storms or explosions.

In addition, we have not entered into contracts for significant portions of the ground segment of Iridium NEXT, and there can be no assurance the development needed to complete Iridium NEXT will be completed on-time, on budget or at all. If the design, manufacture and deployment of Iridium NEXT costs more or takes longer than we anticipate, our ability to continue to develop Iridium NEXT and related infrastructure could be compromised.

Loss of any Iridium NEXT satellite during launch could delay or impair our ability to offer our services, and launch insurance, to the extent available, will not fully cover this risk.

The launch of our Iridium NEXT satellites will be subject to the inherent risk of launch failures, which could result in the loss or destruction of one or more satellites. We have entered into a Contract for Launch Services, or the SpaceX Agreement, with Space Exploration Technologies Corp., or SpaceX, pursuant to which SpaceX will provide launch services to us in connection with our deployment of Iridium NEXT. The SpaceX Agreement contemplates eight launches of nine satellites each on SpaceX’s Falcon 9 rocket over a two-year period. SpaceX has a limited operating history and limited financial resources, and the Falcon 9 rocket is a new launch vehicle with a limited launch history, which could expose us to delay, greater risk of launch failure or the need to utilize an alternate launch services provider, which could substantially increase our launch costs. In addition, we are required under the terms of the Facility to enter into an agreement with an alternate launch services provider and to insure a portion of the launch of our Iridium NEXT satellites, and we expect to self-insure the remaining portion. Launch insurance currently costs approximately 6% to 15% of the insured value of the satellites launched, including launch costs, but may vary depending on market conditions and the safety record of the launch vehicle. In addition, we expect any launch insurance policies that we obtain to include specified exclusions, deductibles and material change limitations. Typically, these insurance policies exclude coverage for damage arising from acts of war, lasers and other similar potential risks for which exclusions are customary in the industry. If launch insurance rates were to rise substantially, our future launch costs could increase. It is also possible that insurance could become unavailable or prohibitively expensive, either generally or for a specific launch vehicle, or that new insurance could be subject to broader exclusions on coverage or limitations on losses, in which event we would bear the risk of launch failures. Even if a lost satellite is fully insured, acquiring a replacement satellite may be difficult and time consuming and could delay the deployment of Iridium NEXT. Furthermore, launch insurance does not cover lost revenue.

Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.

Since we introduced commercial services in 2001, we have experienced seven satellite losses. Six of our satellites have failed in orbit, which has resulted in either the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, and one satellite was lost as a result of a collision with a non-operational Russian satellite. Also, our satellites have already exceeded their original design lives, and although actual useful life typically exceeds original design life, the useful lives of our satellites may be shorter than we expect. In addition, additional satellites may fail or collide with space debris or other satellites in the future, and we cannot assure you that our in-orbit spare satellites will be sufficient to replace such satellites or that we will be able to replace them in a timely manner. As a result, while we expect our current constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee we will be able to provide such level of service through the transition period.

In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. As our constellation has aged, some of our satellites have experienced individual component failures affecting their coverage or transmission capacity and other satellites may experience such failures in the future, which could adversely affect the reliability of their service or result in total failure of the satellite. As a result, fewer than 66 of our in-orbit satellites may be fully functioning at any time. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge in our statement of operations reflecting the remaining net book value of that satellite, which could significantly depress our net income for the period in which the failure occurs.

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

We may be required in the future to make further changes to our constellation to maintain or improve its performance. Any such changes may require prior FCC approval, and the FCC may subject the approval to other conditions that could be unfavorable to our business. In addition, from time to time we may reposition our satellites within the constellation in order to optimize our service, which could result in degraded service during the repositioning period. Although we have some ability to remedy certain types of problems affecting the performance of our satellites remotely from the ground, the physical repair of our satellites in space is not feasible.

Our agreements with U.S. government customers, particularly the DoD, which represent a significant portion of our revenues, are subject to change or termination.

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 23% of our revenues for the year ended December 31, 2010. We provide the majority of our services to the U.S. government pursuant to two contracts, both of which were entered into in April 2008, that provide for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. Although the U.S. government has notified us of its intention to exercise the third additional one-year term for both contracts, which will extend the term through March 2012, the U.S. government may terminate these agreements, in whole or in part, at any time. If the U.S. government terminates its agreements with us or fails to renew such agreements, we would lose a significant portion of our revenues.

Our relationship with the U.S. government is subject to the overall U.S. government budget and appropriation decisions and processes. U.S. government budget decisions, including with respect to defense spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geopolitical events and macroeconomic conditions, and are beyond our control. Significant changes to U.S. defense spending, including as a result of the resolution of the conflicts in Afghanistan and Iraq, or a significant reduction in U.S. personnel in those countries, could reduce demand for our services and products by the U.S. government.

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

Our products and services are subject to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our satellites, services, information systems or telecommunications infrastructure could result in the inability of our customers to receive our services for an indeterminate period of time. These customers include government agencies conducting mission-critical work throughout the world, as well as consumers and businesses located in remote areas of the world and operating under harsh environmental conditions where traditional telecommunications services may not be readily available. Any disruption to our services or extended periods of reduced levels of service could cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers or result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse elements of our system, including our satellites, our commercial gateway, or our satellite network operations center to function as required could render our system unable to perform at the quality and capacity levels required for success. Any system failures, repeated product failures or shortened product life or extended reduced levels of service could reduce our sales, increase costs or result in warranty or liability claims, cause us to extend our warranty period and seriously harm our business. As we and our partners introduce new consumer-oriented products, such as personal locator beacons, our risk of product liability litigation resulting from a disruption to our services may increase.

Additional satellites may collide with space debris or another spacecraft, which could adversely affect the performance of our constellation and business.

In February 2009, we lost an operational satellite as a result of a collision with a non-operational Russian satellite. Although we have some ability to actively maneuver our satellites to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, various uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless this debris is still large enough to potentially cause severe damage or a failure of our satellites should a collision occur. If our constellation experiences additional satellite collisions with space debris or other spacecraft, our service could be impaired.

The space debris created by the February 2009 satellite collision may cause damage to other spacecraft positioned in a similar orbital altitude.

The collision of one of our satellites with a non-operational Russian satellite created a space debris field concentrated in the orbital altitude where the collision occurred, and thus increased the risk of space debris damaging or interfering with the operation of our satellites, which travel in this orbital altitude, and satellites owned by third parties, such as U.S. or foreign governments or agencies and other satellite operators. Although there are tools used by us and providers of tracking services, such as the U.S. Joint Space Operations Center, to detect, track and identify space debris, we or third parties may not be able to maneuver the satellites away from such debris in a timely manner. Any such collision could potentially expose us to significant losses and liability if we were found to be at fault.

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

We may be unable to obtain and maintain contractually required liability insurance, and the insurance we obtain may not cover all liabilities to which we may become subject.

Pursuant to the TSA and pursuant to the Indemnification Agreement, Iridium Satellite is required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy together with the de-orbiting endorsement covers amounts that Iridium Satellite and other named parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting our satellite constellation. The current policy has a one-year term, which expires December 12, 2011 and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. Our failure to renew Iridium Satellite’s current in-orbit liability insurance policy or obtain a replacement policy would trigger de-orbit rights held by the U.S. government and Boeing, which, if exercised, would eliminate our ability to provide mobile satellite communications services. See “—The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our current constellation upon the occurrence of certain events” below for more information. In addition, even if Iridium Satellite continues to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

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

In addition to Iridium Satellite’s in-orbit liability insurance policy, we are required under the Indemnification Agreement to purchase product liability insurance to cover potential liability of Motorola, as the manufacturer of the satellites in our current constellation. We may not in the future be able to renew this product liability coverage on reasonable terms and conditions, or at all. Any failure by us to maintain this insurance could increase our exposure to third-party damages that may be caused by any of our satellites. If Iridium Satellite is unable to obtain such insurance on commercially reasonable terms and the U.S. government has not agreed to cover the amounts that would have otherwise been paid by such insurance, Motorola could invoke its de-orbit rights which, if exercised, would eliminate our ability to provide mobile satellite communications services. See “—The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our current constellation upon the occurrence of specified events” below for more information.

We do not maintain in-orbit insurance covering our losses from satellite failures or other operational problems affecting our constellation.

We do not maintain in-orbit insurance covering losses that might arise as a result of a satellite failure or other operational problems affecting our constellation. The terms of the Facility, however, will require us to obtain and maintain such insurance for the Iridium NEXT satellites for a period of 12 months after launch. We may not be able to obtain such insurance on acceptable terms, if at all. If we are not able to obtain in-orbit insurance, we may be unable to obtain a waiver which would trigger an event of default and would likely accelerate repayment of all outstanding borrowings. Even if we obtain in-orbit insurance in the future, the coverage may not be sufficient to compensate us for satellite failures and other operational problems affecting our satellites, as it may either contain large deductible amounts or provide reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of our satellites or the occurrence of equipment failures and other related problems could constitute an uninsured loss and could harm our financial condition.

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

We could lose market share and revenues as a result of increasing competition from companies in the wireless communications industry, including cellular and other satellite operators, and from the extension of land-based communications services.

We face intense competition in all of our markets, which could result in a loss of customers and lower revenues and make it more difficult for us to enter new markets. We compete primarily on the basis of coverage, quality, portability and pricing of services and products.

The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand or as a result of aggressive discounting by some operators under financial pressure to expand their respective market share. In addition, we may face competition from new competitors, new technologies or new equipment. For example, we may face competition for our land-based services in the United States from incipient ATC service providers who are currently raising capital and designing a satellite operating business and a terrestrial component around their spectrum holdings. In addition, some of our competitors have announced plans for the launch of additional satellites. As a result of competition, we may not be able to successfully retain our existing customers and attract new customers.

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

Much of the hardware and software we use in operating our gateway was designed and manufactured over ten years ago, and portions are becoming more difficult and expensive to service, upgrade or replace.

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

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new technologies and new satellite systems. New technology could render our system obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than our current constellation or Iridium NEXT, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new products and services on Iridium NEXT, which are not included in our current cost estimates. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure by us to implement new technology within our system may compromise our ability to compete.

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

We rely on third-party distributors to market and sell our products and services to end-users and to determine the prices end-users pay. We also depend on our distributors to develop innovative and improved solutions and applications integrating our product and service offerings. As a result of these arrangements, we are dependent on the performance of our distributors to generate substantially all of our revenues. Our distributors operate independently of us, and we have limited control over their operations, which exposes us to significant risks. Distributors may not commit the necessary resources to market and sell our products and services and may also market and sell competitive products and services. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which may limit their ability to market or sell our products and services. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, or at all, we may be unable to increase or maintain our revenues in these markets or enter new markets, we may not realize our expected growth, and our brand image and reputation could be hurt.

In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers or for other reasons. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give such distributors. Our two largest distributors, Stratos and Vizada, represented 10% and 9%, respectively, of our revenue for the year ended December 31, 2010, and our ten largest distributors represented, in the aggregate, 45.2% of our revenue for the year ended December 31, 2010. The loss of any of these distributors could reduce the distribution of our products and services as well the development of new product solutions and applications.

We rely on a limited number of key vendors for timely supply of equipment and services.

Celestica is the manufacturer of all of our current devices, including our mobile handsets, L-Band transceivers and short-burst data modems. Celestica may choose to terminate its business relationship with us when its current contractual obligations are completed on January 1, 2012, or at such earlier time as contemplated by our current agreement with Celestica. If Celestica terminates this relationship, we may not be able to find a replacement supplier in a timely manner, at an acceptable price, or at all. In addition, as our sole supplier, we are very dependent on Celestica’s performance. If our key vendors, including Celestica, have difficulty manufacturing or obtaining the necessary parts or material to manufacture our products, we could lose sales. In addition, we utilize other sole source suppliers for certain component parts of our devices. If such suppliers terminated their relationships with us or were otherwise unable to manufacture our component parts, these vendors would be unable to manufacture our products. Due to the global economic downturn, manufacturers and suppliers have been forced to implement cost-saving measures, including reductions in force and reductions in inventory. Consequently, such key manufacturers and suppliers may become capacity constrained, resulting in a shortage or interruption in supplies or an inability to meet increased demand. In addition, our manufacturers and suppliers could themselves experience a shortage of the parts or components that they use to manufacture equipment for us. If these manufacturers or suppliers fail to provide equipment or service to us on a timely basis or fail to meet our performance expectations, we may be unable to provide products or services to our customers in a competitive manner, which could in turn negatively impact our financial results. Although we may replace Celestica or other sole source suppliers with another supplier, there could be a substantial period of time in which our products are not available and any new relationship may involve higher costs and delays in development and delivery, and we may encounter technical challenges in successfully replicating the manufacturing processes.

In addition, we depend on Boeing to provide operations and maintenance services with respect to our satellite network, including engineering, systems analysis and operations and maintenance services, from our technical support center in Chandler, Arizona and our satellite network operations center in Leesburg, Virginia. Boeing provides these services pursuant to the O&M Agreement, whose term is concurrent with the expected useful life of our current constellation. Technological competence is critical to our business and depends, to a significant degree, on the work of technically skilled personnel, such as our Boeing contractors. If Boeing’s performance falls below expected levels or if Boeing has difficulties retaining the personnel servicing our network, the operations of our satellite network could be compromised. In addition, if Boeing terminates its agreement with us, we may not be able to find a replacement provider on favorable terms or at all, which could impair the operations and performance of our network. Replacing Boeing as the operator of our satellite system could also trigger de-orbit rights held by the U.S. government, which, if exercised, would eliminate our ability to offer satellite communications services altogether.

We have been and may in the future become subject to claims that our products violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

We operate in an industry that is susceptible to significant intellectual property litigation. As a result, we or our products may become subject to intellectual property infringement claims or litigation. The defense of intellectual property suits is both costly and time consuming, even if ultimately successful, and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:

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

We have significant operations outside the United States. According to our estimates, commercial data traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 66.7% of total commercial data traffic for the year ended December 31, 2010, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 90.0% of total commercial voice traffic for the year ended December 31, 2010. We cannot provide the precise geographical distribution of end-users because we do not contract directly with them. Instead, we determine the country in which we earn our revenues based on where we invoice our distributors. These distributors sell services directly or indirectly to end-users, who may be located or use our products and services elsewhere. We are also seeking authorization to offer to sell our services in Russia, China and India.

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

•

significant investments, including the development and deployment of dedicated gateways, as certain countries require physical gateways within their jurisdiction to connect the traffic coming to and from their territory;

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

Government organizations, foreign military and intelligence agencies, natural disaster aid associations and event-driven response agencies use our commercial voice and data satellite communications services. Accordingly, we may experience reductions in usage due to changing global circumstances, including as a result of the resolution of the conflicts in Afghanistan and Iraq, or a significant reduction in U.S. and foreign personnel in those countries.

The prices for our products and services are typically denominated in U.S. dollars. Any appreciation of the U.S. dollar against other currencies will increase the cost of our products and services to our international customers and, as a result, may reduce the competitiveness of our international offerings and make it more difficult for us to grow internationally.

We are currently unable to offer service in important regions of the world due to regulatory requirements, which is limiting our growth and our ability to compete.

Our ability to provide service in certain regions is limited by local regulations as some countries, including Russia, China and India, have specific regulatory requirements such as local domestic ownership requirements or requirements for physical gateways within their jurisdiction to connect traffic coming to and from their territory. While we are currently in discussions with parties in these countries to satisfy these regulatory requirements, we may not be able to find an acceptable local partner or reach an agreement to develop additional gateways, or the cost of developing and deploying such gateways may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential users who require service in these areas. Also, other countries where we already provide service may impose similar requirements, which could restrict our ability to continue to provide service in such countries. The inability to offer to sell our products and services in all major international markets could impair our international growth. In addition, the construction of such gateways in foreign countries may trigger and require us to comply with various U.S. regulatory requirements which may be in tension with or contravene the laws or regulations of the local jurisdiction. Such tensions could limit, delay or otherwise interfere with our ability to construct gateways or other infrastructure or network solutions around the world.

The U.S. government, Motorola and Boeing may unilaterally require us to de-orbit our current constellation upon the occurrence of specified events.

When Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability risk arising from future operation of the constellation, and provide for the U.S. government’s obligation to indemnify Motorola pursuant to the Indemnification Agreement described below. As a result, the Indemnification Agreement was entered into among Iridium Satellite, Boeing, Motorola and the U.S. government, as subsequently amended in September 2010, giving the U.S. government the right to, in its sole discretion, require us to de-orbit our constellation in the event of (a) Iridium Satellite’s failure to maintain certain insurance and pay certain insurance premiums; (b) Iridium Satellite’s bankruptcy; (c) Iridium Satellite’s sale or the sale of any major asset in our satellite system; (d) Boeing’s replacement as the operator of our satellite system; (e) Iridium Satellite’s failure to provide certain notices as contemplated by the Indemnification Agreement; or (f) at any time after January 1, 2015. Prior to the September 2010 amendment of the Indemnification Agreement, the U.S. government had the right to require us to de-orbit our constellation at any time after June 5, 2009. Pursuant to the September 2010 amendment, the U.S. government may withdraw its agreement to postpone the exercise of its de-orbit right (i) on or after January 1, 2015; (ii) if Iridium Satellite violates any terms of the Indemnification Agreement or fails to comply with any terms of the September 2010 amendment; (iii) if more than four satellites have insufficient fuel to execute a 12-month de-orbit; (iv) if Iridium Satellite fails to comply with the de-boost plans; (v) upon a finding by the FCC, not remedied by Iridium Satellite in the time set forth by the FCC, that Iridium Satellite has failed to comply with the terms of the Iridium Orbital Debris Mitigation Plan filed with the FCC and then in effect; (vi) upon the cancellation, non-renewal or refusal to provide any insurance required by the Indemnification Agreement; and (vii) upon the termination or completion of the current or any successor agreement between Iridium Satellite and the DoD pursuant to which Iridium Satellite provides mobile satellite services to the DoD. The U.S. government also has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares, that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years.

Motorola also has the right to require us to de-orbit our constellation pursuant to the TSA and pursuant to the O&M Agreement. Under these agreements, Motorola may require the de-orbit of our constellation upon the occurrence of any of the following: (a) the bankruptcy of our company, Iridium Holdings, Iridium Constellation or Iridium Satellite; (b) Iridium Satellite’s breach of the TSA; (c) Boeing’s breach of the O&M Agreement or a related agreement between Boeing and Motorola; (d) an order from the U.S. government requiring the de-orbiting of our satellites; (e) Motorola’s determination that changes in law or regulation may require it to incur specified costs relating to the operation, maintenance, re-orbiting or de-orbiting of our constellation; or (f) our failure to obtain, on commercially reasonable terms, product liability insurance to cover Motorola’s position as manufacturer of the satellites, provided the U.S. government has not agreed to cover what would have otherwise been paid by such policy.

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

We cannot guarantee that the U.S. government, Motorola or Boeing will not unilaterally exercise their de-orbiting rights upon the occurrence of any of the above events. If we were required to de-orbit our constellation, we would be unable to continue to provide mobile satellite communications services.

Wireless devices’ radio frequency emissions are the subject of regulation and litigation concerning their environmental effects, which includes alleged health and safety risks. As a result, we may be subject to new regulations, demand for our services may decrease and we could face liability based on alleged health risks.

There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones that have transmitting antennae. Lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences, including cancer, as a result of wireless phone usage. Other claims allege consumer harm from alleged failures to disclose certain information about radio frequency emissions, or aspects of the regulatory regime governing those emissions. Although we have not been party to any such lawsuits, we may be exposed to such litigation in the future. While we comply with applicable standards for radio frequency emissions and power and do not believe that there is valid scientific evidence that use of our phones poses a health risk, courts or governmental agencies could find otherwise. Any such finding could reduce our revenues and profitability and expose us and other wireless providers to litigation, which, even if frivolous or unsuccessful, could be costly to defend.

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

Our ownership and operation of a satellite communications system is subject to significant regulation in the United States by the FCC and in foreign jurisdictions by similar local authorities. The rules and regulations of the FCC or these foreign authorities may change and such authorities may adopt regulations that limit or restrict our operations as presently conducted or as we plan to conduct such operations. Such authorities may also make changes in the licenses of our competitors that impact our spectrum. Failure to provide services in accordance with the terms of our licenses or failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses.

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

These U.S. and foreign obligations and regulations may limit or delay our ability to offer products and services in a particular country. As new laws and regulations are issued, we may be required to modify our business plans or operations. If we fail to comply with these regulations in the United States or any other country, we could be subject to sanctions that could make it difficult or impossible to operate in the United States or such other country. In addition, changing and conflicting national and local regulatory requirements may cause us to be in compliance with local requirements in one country, while not being in compliance with the laws and regulations of another. Any imposition of sanctions, loss of license or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in certain countries could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.

If the FCC revokes, modifies or fails to renew or amend our licenses our ability to operate will be harmed or eliminated.

FCC licenses we hold, specifically a license for the satellite constellation, licenses for our U.S. gateway and other ground facilities and blanket earth station licenses for U.S. government customers and commercial subscribers, are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. The FCC licenses are also subject to modification by the FCC. While our FCC satellite constellation license is valid until 2013, we applied in October 2010 for a license renewal within the time frame specified by the FCC’s rules. Under the FCC’s rules we may continue to operate our satellite constellation beyond 2013 pending FCC action on our timely filed renewal application. The U.S. gateway earth station licenses expire between 2011 and 2022, and the U.S. government customer and commercial subscribers’ earth station licenses will expire in 2021. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration. There can be no assurance that the FCC will renew the FCC licenses we hold. If the FCC revokes, modifies or fails to renew or amend the FCC licenses we hold, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.

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

In addition, any major business combination or similar strategic transaction would require approval under the Facility and may require significant external financing. Depending on market conditions, investor perceptions of our company and other factors, we might not be able to obtain approvals under the Facility or capital on acceptable terms, in acceptable amounts or at appropriate times to implement any such transaction. Any such financing, if obtained, may further dilute existing stockholders.

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

Each seller agreed to indemnify us for breaches of its individual representations, warranties and covenants, subject to specified limitations, including that each seller’s maximum liability for all indemnification claims against it will not exceed the sum of (i) the cash consideration received by such seller and (ii) the product of the number of shares of our common stock received by such seller and $10.00. Except for a pledge of 1.5 million shares of our common stock by one seller, which expires two years after the closing of the Acquisition, there are no escrow or other similar arrangements with any of the sellers and, in the event we suffer losses from a breach of a seller’s representations, warranties or covenants, there can be no assurances that such seller will have the cash consideration or shares of our common stock received by such seller, or other available assets, to compensate us for our losses. Any losses realized in connection with the breach of any representation, warranty or covenant by any seller may have a material adverse effect on our financial condition and results of operations.

The market price of our common stock may be volatile.

The trading price of our common stock may be subject to substantial fluctuations. Factors affecting the trading price of our common stock may include:

•	failure in the performance of our current or future satellites or a delay in the launch of Iridium NEXT;

•	failure to sign hosted payload customers for our Iridium NEXT satellites;

•	failure to comply with the terms of the Facility;

•	failure to maintain our ability to make draws under the Facility;

•	actual or anticipated variations in our operating results, including termination or expiration of one or more of our key contracts, or a change in sales levels under one or more of our key contracts;

•	significant stockholders exercising their registration rights and selling a large number of shares of our common stock;

•	dilutive impact of outstanding warrants and stock options;

•

changes in financial estimates by industry analysts, or any failure by us to meet or exceed any such estimates, or changes in the recommendations of any industry analysts that elect to follow our common stock or the common stock of our competitors;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	actual or anticipated changes in the regulatory environment affecting our industry;

•	changes in the market valuations of our competitors;

•	low trading volume; and

•	announcements by our competitors regarding significant new products or services or significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.

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

We do not currently pay cash dividends on our common stock and, because we currently intend to retain all cash we generate to fund the growth of our business and the Facility restricts the payment of dividends, we do not expect to pay dividends on our common stock in the foreseeable future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal headquarters are located in McLean, Virginia, where we currently lease 21,573 square feet of office space. We also own or lease the facilities described in the following table:

Location	Country	Approximate Square Feet	Facilities	Owned/Leased
Chandler, Arizona	USA	68,000	Technical Support Center, Distribution Center and Warehouse	Leased

Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned

Tempe, Arizona	USA	31,000	Gateway Earth Station	Owned Building on Leased Land

Tempe, Arizona	USA	25,000	Operations and Finance Office Space	Leased

Bethesda, Maryland	USA	13,400	Former Corporate Headquarters	Leased

Fairbanks, Alaska	USA	4,000	Satellite Earth Station Facility	Owned

Svalbard	Norway	1,800	Satellite Earth Station Facility	Owned Building on Leased Land

Yellowknife, Northwest Territories	Canada	1,800	Telemetry, Tracking and Control Station	Owned Building on Leased Land

Iqaluit, Nunavut	Canada	1,800	Telemetry, Tracking and Control Station	Owned Building on Leased Land

Item 3.	Legal Proceedings

On October 1, 2010, we, together with Iridium Satellite and Iridium Holdings, entered into a settlement agreement dated as of September 30, 2010, or the Settlement Agreement, with Motorola to fully and finally settle the litigation filed by Motorola against Iridium Satellite and Iridium Holdings in the Circuit Court of Cook County, Illinois, County Department—Chancery Division (captioned Motorola, Inc. vs. Iridium Satellite LLC and Iridium Holdings LLC, Docket No. 10 CH 05684), which was previously reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2010. Pursuant to the Settlement Agreement, which contains no admission of liability by any party, and other agreements executed at the same time, Iridium Satellite will pay Motorola $46.0 million, in consideration of payment of debt of $15.4 million otherwise due during 2010, expanded intellectual property licenses, the conversion of existing intellectual property licenses from being royalty-based to prepaid, transfer to us of ownership of certain intellectual property rights and termination of Motorola’s rights to distributions and payments based on the value of our company upon certain “triggering events.”

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was listed on the NASDAQ Global Market under the symbol “IRDM” from September 24, 2009 through December 31, 2010. Our common stock is currently listed on the NASDAQ Global Select Market. Prior to September 24, 2009, our common stock was listed on the NYSE Amex. The following table sets forth, for the quarters indicated, the quarterly high and low sales prices of our common stock as reported on the NASDAQ Global Market since our transfer of listing on September 24, 2009, and on the NYSE Amex prior to such date.

	Common Stock
	High	Low
Quarter ended March 31, 2009	$9.45	$9.03
Quarter ended June 30, 2009	9.87	9.33
Quarter ended September 30, 2009	12.00	9.68
Quarter ended December 31, 2009	11.66	7.77
Quarter ended March 31, 2010	8.89	6.27
Quarter ended June 30, 2010	10.35	6.50
Quarter ended September 30, 2010	11.13	8.28
Quarter ended December 31, 2010	9.92	8.05

On March 4, 2011, the closing price of our common stock was $9.30. As of March 4, 2011, there were 83 holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date. We are currently restricted from declaring, making or paying dividends pursuant to our credit facility agreement (See Note 5 in “Financial Statements and Supplementary Data”), and we do not anticipate that our Board of Directors will declare any dividends in the foreseeable future.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from March 20, 2008, the date that our common stock first became separately tradable, through December 31, 2010 with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average Index, the S&P 500 Index and the NASDAQ Telecommunications Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	3/20/08	12/31/08	12/31/09	12/31/10
Iridium Communications Inc.	$100.00	$99.12	$88.44	$90.86
S&P 500 Index	$100.00	$67.94	$83.87	$94.59
Dow Jones Industrial Average Index	$100.00	$71.00	$84.36	$93.66
NASDAQ Telecommunications Index	$100.00	$65.18	$96.62	$100.41

The information presented above in the stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, except to the extent that we subsequently specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 6.	Selected Financial Data

Iridium Communications Inc.

The following selected historical financial data for the years ended December 31, 2010, 2009, 2008, and for the period from November 2, 2007 (inception) to December 31, 2007 was derived from Iridium Communications Inc.’s audited financial statements. The selected financial data below should be read in conjunction with Iridium Communications Inc.’s financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data is historical data for Iridium Communications Inc. and is not necessarily indicative of future results of operations.

Statement of Operations Data: (a)	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from November 2, 2007 (Inception) to December 31, 2007
	(In thousands, except per share amounts)
Revenue:
Service	$236,351	$53,014	$—	$—
Subscriber equipment	90,184	17,293	—	—
Engineering and support service	21,638	5,682	—	—

Total revenue	$348,173	$75,989	$—	$—
Total operating expenses	$310,813	$89,164	$2,592	$4
Operating profit (loss)	$37,360	$(13,175)	$(2,592)	$(4)
Net income (loss)	$22,691	$(44,386)	$1,656	$(4)
Weighted average shares outstanding – basic	70,289	53,964	43,268	11,500
Weighted average shares outstanding – diluted	72,956	53,964	43,268	11,500
Net income (loss) per share – basic	$0.32	$(0.82)	$0.04	$(0.00)
Net income (loss) per share – diluted	$0.31	$(0.82)	$0.04	$(0.00)

	As of December 31,
Balance Sheet Data:	2010	2009	2008	2007
	(In thousands, except share amounts)
Total current assets	$208,729	$220,937	$143	$184
Total assets	1,047,449	826,396	403,150	500
Total long term obligations	259,089	109,991	—	—
Common stock, subject to possible conversion (11,999,999 shares at conversion value at December 31, 2008)	—	—	119,988	—
Total stockholders’ equity (b)	655,519	627,474	270,263	21

				For the
				Period from
				November 2,
				2007
				(Inception) to
	For the Year Ended December 31,			December 31,
Other Data	2010	2009	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$151,438	$23,168	$2,086	$—
Investing activities	(242,086)	354,537	(401,838)	—
Financing activities	63,402	(230,656)	399,697	184

(a)	The year ended December 31, 2010 reflects the results of a full year of operations, while the year ended December 31, 2009 reflects the results of post-Acquisition activities for the three months ended December 31, 2009. The year ended December 31, 2009 included a $34.1 million change in the fair value of warrants due to our determination that the exchange agreements entered into with the holders of 26.8 million warrants were derivative instruments. We conducted no material operating activities for the periods prior to the Acquisition in September 2009.
(b)	We have not declared or paid cash dividends on our common stock.

Iridium Holdings LLC – Predecessor Company

The following statement of operations data and cash flow data for the period from January 1, 2009 to September 29, 2009 and the year ended December 31, 2008 were derived from Iridium Holdings’ audited financial statements included elsewhere in this Form 10-K. The balance sheet data for the years ended December 31, 2008, 2007, and 2006, and statement of operations data and cash flow data for the years ended December 31, 2007 and 2006 was derived from Iridium Holdings’ audited financial statements that are not included in this Form 10-K. The selected financial data below should be read in conjunction with Iridium Holdings’ financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data is historical data for Iridium Holdings and is not necessarily indicative of future results of operations.

Statement of Operations Data: (a)	For the Period from January 1, 2009 to September 29, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
	(In thousands, except per unit amounts)
Revenue:
Service	$160,221	$184,865	$149,179	$120,951
Subscriber equipment	66,206	119,938	101,879	83,944
Engineering and support service	16,524	16,141	9,843	7,517

Total revenue	$242,951	$320,944	$260,901	$212,412
Operating expenses:
Cost of subscriber equipment sales	$33,265	$67,570	$62,439	$60,068
Cost of services (exclusive of depreciation and amortization)	58,978	69,882	63,614	60,685
Selling, general and administrative	44,505	55,105	46,350	33,468
Research and development	17,432	32,774	13,944	4,419
Depreciation and amortization	10,850	12,535	11,380	8,541
Transaction costs	12,478	7,959	—	—

Total operating expenses	$177,508	$245,825	$197,727	$167,181
Operating profit	$65,443	$75,119	$63,174	$45,231
Net income	$53,284	$53,879	$43,773	$31,814
Net income attributable to Class A Units	$36,143	$36,456	$30,826	$22,692
Weighted average Class A Units outstanding – basic	1,084	1,084	1,084	840
Weighted average Class A Units outstanding – diluted	1,168	1,098	1,084	840
Earnings per unit – basic	$33.34	$33.63	$28.44	$27.02
Earnings per unit – diluted	$31.75	$33.40	$28.44	$27.02

	As of December 31,
Balance Sheet Data:	2008	2007	2006
	(In thousands)
Total current assets	$101,355	$80,342	$84,035
Total assets	190,569	167,581	161,525
Total long term obligations (b)	155,845	178,324	208,225
Total members’ deficit (c)	(62,230)	(78,447)	(121,189)

Other Data:	For the Period from January 1, 2009 to September 29, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
	(In thousands)
Cash provided by (used in):
Operating activities	$64,230	$61,438	$36,560	$39,499
Investing activities	(7,698)	(13,913)	(19,787)	(9,467)
Financing activities	(23,327)	(44,820)	(26,526)	(8,032)

(a)	Iridium Holdings did not have a full year of operations in 2009 since the Acquisition closed on September 29, 2009.
(b)	Long-term obligations are presented net of an unamortized discount associated with a commitment fee to Motorola in connection with the TSA. The balance of the unamortized discount was $1.3 million at December 31, 2008, $1.8 million at December 31, 2007 and $2.3 million at December 31, 2006.
(c)	Iridium Holdings did not declare or pay cash dividends on its units.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion along with our consolidated financial statements and the consolidated financial statements of Iridium Holdings LLC (our predecessor entity) included in this Form 10-K.

Background

We were formed as GHL Acquisition Corp., a special purpose acquisition company, on November 2, 2007, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. We closed an initial public offering of our common stock on February 21, 2008. All of our activity from November 2, 2007 (inception) through February 21, 2008 related to our formation and initial public offering. From February 21, 2008 through September 29, 2009, our activities were limited to identifying prospective target businesses to acquire and completing a business combination, and we were considered to be in the development stage.

On September 29, 2009, we acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC, or Iridium Holdings. We refer to this transaction as the Acquisition. Iridium Holdings, its subsidiary Iridium Satellite LLC, or Iridium Satellite, and Iridium Satellite’s subsidiary Iridium Constellation LLC, or Iridium Constellation, were formed under the laws of Delaware in 2000 and were organized as limited liability companies pursuant to the Delaware Limited Liability Company Act. We refer to Iridium Holdings, together with its direct and indirect subsidiaries, as Iridium. On December 11, 2000,

Iridium acquired satellite communications assets from Iridium LLC, a non-affiliated debtor in possession. Iridium and its affiliates held, and following the Acquisition we hold, various licenses and authorizations from the U.S. Federal Communications Commission, or FCC, and from foreign regulatory bodies that permit us to conduct our business, including the operation of our satellite constellation.

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

As a result of the Acquisition, we recorded the assets and liabilities we acquired from Iridium at fair value, which resulted in a significant increase in the carrying value of our assets and liabilities. The impact of acquisition accounting on our carrying value of inventory, property and equipment, intangible assets and accruals, was an increase of approximately $19.8 million, $348.2 million, $95.5 million and $29.0 million, respectively, compared to Iridium’s balance sheet as of September 29, 2009. Similarly, Iridium’s deferred revenue decreased by $7.4 million. As a result of the effect of acquisition accounting, our cost of subscriber equipment sales increased in the fourth quarter of 2009 and first quarter of 2010 as compared to those costs and expenses of Iridium in prior periods, and the decrease in the carrying value of deferred revenue caused a decrease in revenue, which we expect will continue through 2011. In addition, the increase in accruals had the effect of reducing cost of services (exclusive of depreciation and amortization) since the Acquisition, which we expect will continue into future periods. The increase in property and equipment and intangible assets had the effect of increasing depreciation and amortization expense since the Acquisition, which we expect will continue into future periods.

Overview of Our Business

We are engaged primarily in providing mobile voice and data communications services using a constellation of orbiting satellites. We are the second largest provider of satellite-based mobile voice and data communications services based on revenue, and the only commercial provider of communications services offering 100% global coverage. Our satellite network provides communications services to regions of the world where existing wireless or wireline networks do not exist or are impaired, including extremely remote or rural land areas, airways, open ocean, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers using our constellation of in-orbit satellites and related ground infrastructure, including a primary commercial gateway. We utilize an interlinked, mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 71 service providers, 158 value-added resellers, or VARs, and 53 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At December 31, 2010, we had approximately 427,000 billable subscribers worldwide, an increase of 85,000 or 24.9% from approximately 342,000 billable subscribers at December 31, 2009. We have a diverse customer base, including end-users in the following vertical markets: land-based handset; maritime; aviation; machine-to-machine, or M2M; and government.

We expect a higher proportion of our future revenue will be derived from services. Voice and M2M data service revenue historically have generated higher gross margin than subscriber equipment revenue. We expect our future revenue growth rates will be somewhat lower than our historical rates primarily due to decreased subscriber equipment revenue growth and the difficulty in sustaining high growth rates as our revenue increases.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, along with the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017 to be approximately $3 billion. We believe our new credit facility, described below, together with internally generated cash flow, including potential revenues from hosted payloads, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017. For more information about our sources of funding, see “Liquidity and Capital Resources.”

Full Scale Development and Launch Services Agreements

In June 2010, we, through Iridium Satellite, executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space France, or Thales, for the design and manufacture of satellites for Iridium NEXT. The effectiveness of the FSD was contingent upon our securing financing for the FSD, which occurred on October 25, 2010 when we satisfied the conditions for the first borrowing under the $1.8 billion loan facility, or the Facility. The total price under the FSD will be approximately $2.2 billion, and we expect our payment obligations under the FSD to extend into the third quarter of 2017. As of December 31, 2010, we had made total payments of $151.8 million to Thales, which was classified within property and equipment, net, in the consolidated balance sheets as of December 31, 2010.

In March 2010, we, through Iridium Satellite, entered into an agreement with Space Exploration Technologies Corp., or SpaceX, to secure SpaceX as the primary launch services provider for Iridium NEXT. The effectiveness of this agreement, which we refer to as the SpaceX Agreement, was contingent upon our securing financing for the FSD, which occurred on October 25, 2010. The SpaceX Agreement, as amended, has a maximum price of $492.0 million. As of December 31, 2010, we had made total payments of $43.7 million to SpaceX, which was classified as property and equipment, net, in the consolidated balance sheets as of December 31, 2010.

New Credit Facility

On October 4, 2010, Iridium Satellite entered into the Facility with a syndicate of bank lenders. Ninety-five percent of the obligations under the Facility are insured by Compagnie Française d’Assurance pour le Commerce Extérieur, or COFACE. The Facility consists of two tranches, with draws and repayments applied pro rata in respect of each tranche:

•	Tranche A – $1,537,500,000 at a fixed rate of 4.96%; and

•	Tranche B – $262,500,000 at a floating rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.95%.

In connection with each draw it makes under the Facility, Iridium Satellite will also borrow an amount equal to 6.49% of such draw to cover the premium for the COFACE policy. Iridium Satellite will also pay a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Facility beginning on April 4, 2011. In addition, pursuant to separate fee letters entered into at the same time as the Facility, Iridium Satellite paid arrangement fees to the syndicate banks totaling $46.6 million on October 29, 2010. Funds drawn under the Facility will be used for (i) 85% of the costs under the FSD for the design and manufacture of Iridium NEXT and reimbursement to Iridium Satellite for 85% of the amounts it previously paid to Thales under the authorization to proceed, or ATP, which allowed Thales to commence work immediately on the development of satellites prior to the effectiveness of the FSD, (ii) the premium for the COFACE policy and (iii) the payment of a portion of interest during a portion of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, interest will be paid on the same date as the principal repayments. Prior to the repayment period, interest payments will be due on a semi-annual basis beginning on April 29, 2011. The Facility will mature seven years after the start of the repayment period. In addition, we are required to maintain minimum debt service reserve levels, which are estimated as follows:

At December 31,	Amount
(In millions)
2011	$27.0
2012	54.0
2013	81.0
2014	108.0
2015	135.0
2016	162.0
2017	189.0

These levels may be higher once we begin repayments under the Facility. There was no required minimum debt service reserve level at December 31, 2010. Iridium Satellite’s obligations under the Facility are guaranteed by us and our subsidiaries that are obligors under the Facility and are secured on a senior basis by a lien on substantially all of our assets and those of Iridium Satellite and the other obligors.

Iridium Satellite may not prepay any borrowings prior to December 31, 2015. If on that date, a specified number of Iridium NEXT satellites have been successfully launched and we have adequate time and resources to complete the Iridium NEXT constellation on schedule, Iridium Satellite may prepay the borrowings without penalty. In addition, following the completion of the Iridium NEXT constellation, Iridium Satellite may prepay the borrowings without penalty. Any amounts repaid may not be reborrowed. Iridium Satellite must repay the loans in full upon (i) a delisting of our common stock, (ii) a change in control of our company or our ceasing to own 100% of any of the other obligors or (iii) the sale of all or substantially all of our assets. We must apply all or a portion of specified capital raising proceeds, insurance proceeds and condemnation proceeds to the prepayment of the loans. The Facility includes customary representations, events of default, covenants and conditions precedent to drawing of funds. The financial covenants include:

•	a minimum cash requirement;

•	a minimum debt to equity ratio level;

•	maximum capital expenditure levels;

•	minimum consolidated operational EBITDA levels;

•	minimum cash flow requirements from customers who have hosted payloads on our satellites;

•	minimum debt service reserve levels;

•	a minimum debt service coverage ratio level; and

•	maximum leverage levels.

The covenants also place limitations on our ability and that of our subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into transactions with affiliates, fund payments under the FSD from our own resources, incur debt, or make loans, guarantees or indemnities. We were in compliance with all covenants as of December 31, 2010.

As of December 31, 2010, we had borrowed $135.1 million under the Facility. The unused portion of the Facility as of December 31, 2010 was approximately $1.7 billion. We recognized the semi-annual commitment fee on the undrawn portion of the Facility of $2.4 million, which is included in other (expense) income in the consolidated statement of operations for the year ended December 31, 2010.

Settlement of Motorola Litigation

On October 1, 2010, we entered into a settlement agreement with Motorola, Inc., or Motorola, pursuant to which the parties settled the litigation previously filed by Motorola against Iridium Satellite and Iridium Holdings in Illinois. On the same date, the parties entered into a series of other agreements. Pursuant to these several agreements, Iridium Satellite agreed to pay Motorola an aggregate of $46.0 million to repay debt of $15.4 million otherwise due in 2010, and $14.9 million in consideration of expanded intellectual property licenses, the conversion of existing intellectual property licenses from being royalty-based to prepaid, the transfer to us of ownership of certain intellectual property rights, and $15.7 million for the termination of Motorola’s rights to distributions and payments based on the value of our company upon certain “triggering events” and mutual releases of claims. Of the total $46.0 million, we paid $23.0 million contemporaneously with the execution of the settlement agreement and the remaining $23.0 million is reflected in a promissory note Iridium Satellite issued to Motorola, which bears interest at the rate of 10% per annum and matures on December 31, 2011. The promissory note to Motorola is secured by a security interest in Iridium Satellite’s accounts receivable and Iridium Satellite’s principal operating account, and is guaranteed by Iridium Holdings and by us. As of December 31, 2010, we and Motorola agreed that the $0.8 million we had on deposit with Motorola pursuant to the provisions of the amended and restated transition services, products and asset agreement would be applied to the principal balance of the promissory note. Additionally, pursuant to the settlement agreement with Motorola, we are required to maintain a minimum cash balance beginning in September 2011.

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

Nonetheless, as we continue the Iridium business, we face a number of challenges and uncertainties, including:

•

our ability to develop Iridium NEXT and related ground infrastructure, and develop products and services for Iridium NEXT, including our ability to continue to access the Facility to meet our future capital requirements for the construction of the Iridium NEXT satellites;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network until and during the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial based cellular phone systems and related pricing pressures;

•	our ability to maintain our relationship with U.S. government customers, particularly the DoD;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•

reliance on single source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand;

•	reliance on a few significant customers for a substantial portion of our revenues, where the loss or decline in business with any of these customers may negatively impact our revenue; and

•	our ability to obtain sufficient internally generated cash flows to fund a portion of the costs associated with Iridium NEXT and support ongoing business.

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

The accounting policies we believe to be most critical to understanding our financial results and condition and those of Iridium and that require complex and subjective management judgments are discussed below. Our accounting policies are more fully described in Note 2 in Item 8. “Financial Statements and Supplementary Data.” Please see the notes to our consolidated financial statements and those of Iridium for a full discussion of these significant accounting policies.

Revenue Recognition

For revenue arrangements with multiple elements that include guaranteed minimum orders and where we determine, based on judgment, that the elements qualify as separate units of accounting, we allocate the guaranteed minimum arrangement price among the various contract elements based on each element’s relative fair value. We determine fair value for each element using an estimate of vendor specific objective evidence by assessing sales prices of the elements when they are sold to customers on a stand-alone basis. We recognize revenue for each element based on the specific characteristics of that element. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes to earned and unearned revenue that could be material.

We recognize revenue for the sale of prepaid airtime if the likelihood of the prepaid airtime being redeemed by the customer is remote based on historical redemption patterns. If future results are not consistent with these historical patterns, and therefore actual usage results are not consistent with our estimates or assumptions, we may be exposed to changes to earned and unearned revenue that could be material.

We use either the percentage of completion method of accounting or a similar proportional performance method to recognize revenue on certain fixed-price engineering services arrangements. Under both methods, we recognize revenue based on our estimates of completion with respect to our performance under the arrangement. We recognize revenue on cost-plus-fee arrangements to the extent of actual costs incurred plus an estimate of the applicable fees earned, where such estimated fees is determined using a proportional performance method calculation. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes to earned and unearned revenue that could be material.

Accounting for Stock-Based Compensation

We account for stock-based compensation based on the grant date estimated fair value as calculated by the Black-Scholes option pricing model. We recognize stock-based compensation on a straight-line basis over the requisite service period. The Black-Scholes option pricing model requires various judgmental assumptions, including expected volatility and expected term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Warranty Expenses

We estimate a provision for product returns under our standard warranty policies when it is probable that a loss has been incurred. A warranty liability is maintained based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes to cost of subscriber equipment sales that could be material.

Income Taxes

We account for income taxes using the asset and liability approach. This approach requires that we recognize deferred tax assets and liabilities based on differences between the financial statement bases and tax bases of our assets and liabilities. A valuation allowance is often established to reduce deferred tax assets to the amounts we expect to realize in the future. We also recognize tax assets related to uncertain tax positions only when we estimate that it is “more likely than not” that the position will be sustainable based on its technical merits. If actual results are not consistent with our estimates and assumptions, this may result in material changes to our income tax provision (benefit).

Recoverability of Long-Lived Assets

We assess the impairment of long-lived assets when indicators of impairment are present. We assess the possibility of impairment by comparing the carrying amounts of the assets to the estimated future cash flows expected to be generated by those assets. If we determine that an asset is impaired, we estimate the impairment loss by determining the excess of the assets’ carrying amount over its estimated fair value. Estimated fair value is based on market prices, when available, or various other valuation techniques. These techniques often include estimates and assumptions with respect to future cash flows and incremental borrowing rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to the results of operations.

Property and equipment and intangible assets with finite lives are depreciated or amortized over their estimated useful lives of the assets. We apply judgment in determining the useful lives based on the various factors such as engineering data, our long-term strategy for using the assets, contractual terms related to the assets, laws or regulations that could impact the useful life of the assets and other economic factors. If actual results are not consistent with our estimates and assumptions, we may be exposed to changes to depreciation and amortization expense that could be material to the results of operations.

Recoverability of Goodwill and Intangible Assets with Indefinite Lives

Goodwill

We assess the impairment of goodwill on an annual basis or when indications of impairment are present. We assess the possibility of impairment by comparing the carrying amount of the goodwill to the estimated fair value of the reporting unit to which the goodwill is assigned. We make assumptions and apply judgment in estimating the fair value of the reporting unit generally using a combination of the quoted market price of our common stock and a discounted cash flow analysis as an estimate of that value.

If we determine that goodwill is impaired, we estimate the impairment loss by determining the excess of the goodwill’s carrying amount over its estimated fair value. The estimated fair value of the goodwill is determined by recalculating a goodwill amount by reassessing the fair values of the assets and liabilities acquired in the original business combination and recalculating any goodwill amount. Estimating the fair values of the assets and liabilities acquired requires us to make assumptions and apply judgment based on quoted market prices and various other valuation techniques, including the discounted cash flows method and other market multiple analyses. The various valuation techniques require significant assumptions about future cash flows, revenue growth, capital expenditures, working capital fluctuations, asset life, and incremental borrowing rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to the results of operations.

Intangible Assets Not Subject to Amortization

A portion of our intangible assets are our spectrum, licenses, and trade names which are indefinite-lived intangible assets. We reevaluate the indefinite life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite life.

We assess the impairment of indefinite lived assets on an annual basis or when indications of impairment are present. We assess the possibility of impairment by comparing the carrying amount of the asset to its estimated fair value. If the estimated fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized. We make assumptions and apply judgment in estimating the fair value based on quoted market prices and various other valuation techniques, including replacement costs, discounted cash flows methods and other market multiple analyses. The various valuation techniques require significant assumptions about future cash flows, replacement cost, revenue growth, capital expenditures, working capital fluctuations, asset life, and incremental borrowing rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to the results of operations.

Internally Developed Software

We capitalize the costs of acquiring, developing and testing software to meet our internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when both the preliminary project stage is completed and management has authorized funding for the project, based on a determination that it is probable that the project will be completed and used to perform the function intended. Capitalized costs include (i) external direct cost of materials and services consumed in developing or obtaining internal-use software, and (ii) payroll and payroll-related costs for employees who are directly associated with, and devote time to, the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from three to seven years. Judgments and estimates are required in the calculation of capitalized development costs. We evaluate and estimate when a preliminary project stage is completed and at the point when the project is substantially complete and ready for use, which are based on engineering data.

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred on our balance sheet and then are amortized as additional interest expense using an effective interest method over the term of the related debt. The effective interest rate calculation requires us to make assumptions and estimates in determining estimated periodic interest expense, including assumptions and estimates with respect to future borrowing dates and amounts, repayment dates and amounts, and periodic LIBOR. If actual borrowing amounts and dates, repayment amounts and dates, and LIBOR rates are not consistent with our estimates or assumptions, we may be exposed to changes that could be material to our property and equipment, net balance (since we are capitalizing interest expense as part of the cost of Iridium NEXT), deferred financing costs balance, depreciation expense, interest expense, income from operations and net income.

Comparison of Our Results of Operations for the Years Ended December 31, 2010 and 2009

Total revenue increased to $348.2 million for the year ended December 31, 2010, from $76.0 million for the year ended December 31, 2009. This increase reflected a full 12 months of operations in 2010 compared to the three months of operations after the Acquisition in 2009. Prior to the Acquisition, we had no revenues or operations. See “Comparison of Combined Results of Operations” for additional analysis.

Total operating expenses increased to $310.8 million for the year ended December 31, 2010, from $89.2 million for the year ended December 31, 2009. This increase was related to the 12 months of operations in 2010 compared to the three months of operations after the Acquisition in 2009.

Other expense decreased to $1.8 million for the year ended December 31, 2010 from $32.9 million for the year ended December 31, 2009, which was primarily due to $34.1 million of expense in 2009 related to the change in fair value of warrants on the exchange agreements outstanding at the time. For the year ended December 31, 2010, total other expense was primarily related to the commitment fee on the undrawn portion of the Facility.

We had an income tax provision of approximately $12.9 million for the year ended December 31, 2010, compared to an income tax benefit of approximately $1.7 million for the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2010 was approximately 36.28% compared to 3.59% in the year ended December 31, 2009. The December 2009 rate of 3.59% was primarily related to nonrecurring items including the non-deductible change in fair value of warrants and the non-deductible transaction costs. Our annual effective tax rate in 2010 differs from the statutory U.S. federal income tax rate of 35% primarily due to state income taxes and branch profit taxes.

Comparison of Our Results of Operations for the Years Ended December 31, 2009 and 2008

For the periods prior to the Acquisition, we did not engage in any significant operations or generate any revenues from operations. For the year ended December 31, 2009, we had $76.0 million of revenue, which is entirely attributable to the three months of operations after the Acquisition. Prior to the Acquisition, we had no revenues or operations. See “Comparison of Combined Results of Operations” for additional analysis.

Total operating expenses increased to $89.2 million for the year ended December 31, 2009 from $2.6 million for the year ended December 31, 2008. This increase was primarily related to the three months of operations after the Acquisition in 2009 and an increase in transaction costs primarily due to legal and advisory fees associated with the Acquisition.

Other expense was $32.9 million in the year ended December 31, 2009 compared to $5.6 million of other income in the year ended December 31, 2008. This change was primarily due to $34.1 million of expense in 2009 related to the change in fair value of warrants on the exchange agreements outstanding at the time, along with a decrease in other income as a result of lower prevailing interest rates available on our cash, cash equivalents and short-term investment balances.

We had an income tax benefit of $1.7 million for the year ended December 31, 2009 compared to an income tax provision of $1.4 million for the year ended December 31, 2008. In 2009, we had current tax expenses primarily driven by the non-deductibility of the change in fair value of warrants and non-deductible transaction costs offset by a favorable change in the deferred tax balances due to the change in basis as a result of the Acquisition. The effective tax rate for the year ended December 31, 2009 was 3.59% compared to 45.02% in 2008 due to the non-deductibility of certain transaction costs and the change in fair value for the derivative instruments associated with the warrant exchange agreements.

Comparison of Combined Results of Operations

For comparison purposes, we have included the following discussion of our actual operating results for the year ended December 31, 2010, to those of Iridium on a combined basis for the year ended December 31, 2009 and those of Iridium on an actual basis for the year ended December 31, 2008. This presentation is intended to facilitate the evaluation and understanding of the financial performance of our business on a year-to-year basis. Management believes this presentation is useful in providing the users of our financial information with an understanding of our results of operations because there were no material changes to the operations of Iridium as a result of the Acquisition and we had no material operating activities from the date of formation of GHL Acquisition Corp. until the Acquisition. The combined presentation is a simple mathematical addition of the pre-Acquisition results of operations of Iridium for the period from January 1, 2009 to September, 29 2009 and our results of operations for the year ended December 31, 2009. There are no other adjustments made in the combined presentation.

Comparison of Our Results of Operations for the Year Ended December 31, 2010 and Combined Results of Operations for the Year Ended December 31, 2009

	2010	2009
	Iridium Communications Inc. Year Ended December 31, 2010 As Reported	Iridium Communications Inc. Year Ended December 31, 2009 As Reported	Iridium Period from January 1, 2009 to September 29, 2009 As Reported	Combined Year Ended December 31, 2009	% Change
	(In thousands)
Revenue:
Service	$236,351	$53,014	$160,221	$213,235	10.8%
Subscriber equipment	90,184	17,293	66,206	83,499	8.0%
Engineering and support service	21,638	5,682	16,524	22,206	(2.6)%

Total revenue	348,173	75,989	242,951	318,940	9.2%
Operating expenses:
Cost of subscriber equipment sales	61,661	18,657	33,265	51,922	18.8%
Cost of services (exclusive of depreciation and amortization)	72,579	18,965	58,978	77,943	(6.9)%
Research and development	19,178	5,974	17,432	23,406	(18.1)%
Depreciation and amortization	90,667	22,376	10,850	33,226	172.9%
Selling, general and administrative	66,728	17,029	44,505	61,534	8.4%
Transaction costs	—	6,163	12,478	18,641	NM

Total operating expenses	310,813	89,164	177,508	266,672	16.6%

Operating profit (loss)	37,360	(13,175)	65,443	52,268	(28.5)%
Other (expense) income:
Change in fair value of warrants	—	(34,117)	—	(34,117)	NM
Interest income (expense), net of capitalized interest	637	1,226	(12,542)	(11,316)	(105.6)%
Other (expense) income, net	(2,385)	26	383	409	(683.1)%

Total other (expense) income	(1,748)	(32,865)	(12,159)	(45,024)	(96.1)%

Earnings (loss) before provision (benefit) for taxes	35,612	(46,040)	53,284	7,244	391.6%
Income tax provision (benefit)	12,921	(1,654)	—	(1,654)	NM

Net income (loss)	$22,691	$(44,386)	$53,284	$8,898	155.0%

NM = Not Meaningful

Revenue

Total revenue increased by 9.2% to $348.2 million for the year ended December 31, 2010 from $318.9 million for the combined year ended December 31, 2009, due principally to growth in billable subscribers, which drove growth in both commercial and government services revenue as well as increased sales of subscriber equipment, partially offset by a decrease in government engineering and support service revenue. Billable subscribers at December 31, 2010 increased by approximately 24.9% from December 31, 2009 to approximately 427,000 primarily due to growth in our distribution network and new product offerings.

Service Revenue

	Service Revenue
	Iridium Communications Inc. Year Ended December 31, 2010			Combined Year Ended December 31, 2009			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Commercial voice	$155.6	272.1	$51	$143.0	238.4	$52	$12.6	33.7	$(1)
Commercial M2M data	21.8	111.3	20	16.5	70.3	21	5.3	41.0	(1)

Total	177.4	383.4		159.5	308.7		17.9	74.7
Government voice	57.5	36.2	146	53.0	29.4	150	4.5	6.8	(4)
Government M2M data	1.5	7.3	21	0.7	4.1	21	0.8	3.2	—

Total	59.0	43.5		53.7	33.5		5.3	10.0

Total	$236.4	426.9		$213.2	342.2		$23.2	84.7

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 10.8% to $236.4 million for the year ended December 31, 2010 from $213.2 million for the combined year ended December 31, 2009, primarily due to growth in billable subscribers in commercial and government services.

Commercial voice revenue was up principally due to billable subscriber growth, including growth related to Iridium OpenPort. Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. Commercial voice average monthly revenue per unit, or ARPU, decreased by $1 to $51 for the year ended December 31, 2010 compared to the combined year ended December 31, 2009. Commercial M2M data ARPU decreased by $1 to $20 for the year ended December 31, 2010 due to the addition of subscribers on new pricing plans at lower ARPU. We expect to see a decrease in commercial M2M data ARPU in 2011 as we expect to continue to experience further growth in our subscriber base with many subscribers utilizing lower APRU plans.

Government voice revenue was up principally due to billable subscriber growth, including growth related to Netted Iridium, a service introduced in late 2009 that provides beyond-line-of-sight, push-to-talk capability for user-defined groups. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Government voice ARPU decreased by $4 to $146 for the year ended December 31, 2010 compared to the combined year ended December 31, 2009 due to a higher proportion of billable subscribers on the lower priced Netted Iridium plan. Government M2M data ARPU was flat year over year. We expect government voice ARPU to decrease in 2011 as usage of Netted Iridium continues to grow as a percentage of overall government voice subscribers. Also, future growth in government voice and M2M data billable subscribers and revenue may be negatively affected by reductions in U.S. defense spending and deployed troop levels, and a corresponding decrease in subscribers under our agreements with the U.S. government, which account for a majority of our government services revenue and are subject to annual renewals.

Subscriber Equipment Revenue

Subscriber equipment revenue increased by 8.0% to $90.2 million for the year ended December 31, 2010 from $83.5 million for the combined year ended December 31, 2009. The increase in subscriber equipment revenue was primarily due to increased volume in M2M data device and handset sales, which was partially offset by decreases in most equipment unit prices introduced earlier in 2010 to incent future growth in service revenue and in anticipation of competitive pressure. We intend to continue our strategy of pricing equipment to incent subscriber growth, aimed at increasing recurring service revenues that produce higher gross margins. Subscriber equipment sales to the U.S. government, including sales through non-government distributors, may be negatively affected by reductions in U.S. defense spending and deployed troop levels. We expect a decrease in subscriber equipment revenue in 2011 given the reduced pricing which we implemented to incent subscriber growth and growth in recurring service revenues.

Engineering and Support Service Revenue

	Engineering and Support Service Revenue
	Iridium Communications Inc. Year Ended December 31, 2010	Combined Year Ended December 31, 2009	Year over Year Change
	(Revenue in millions)
Government	$19.7	$21.5	$(1.8)
Commercial	1.9	0.7	1.2

Total	$21.6	$22.2	$(0.6)

Engineering and support service revenue decreased by 2.6% to $21.6 million for the year ended December 31, 2010 from $22.2 million for the combined year ended December 31, 2009, which was primarily due to a decrease in government engineering and support service contracts which ended early in 2010, partially offset by an increase in commercial engineering and support service revenue related to new development work.

Operating Expenses

Total operating expenses increased by 16.6% to $310.8 million for the year ended December 31, 2010 from $266.6 million for the combined year ended December 31, 2009. This increase was due primarily to higher depreciation and amortization expense related to the higher asset basis we had following the Acquisition and to increased cost of subscriber equipment sales primarily related to the higher inventory basis we had following the Acquisition. These increases were offset by transaction costs related to the Acquisition for the combined year ended December 31, 2009, which were $0 in 2010.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, warranty costs and royalties paid for the subscriber equipment intellectual property.

Cost of subscriber equipment sales increased by 18.8% to $61.7 million for the year ended December 31, 2010 from $51.9 million for the combined year ended December 31, 2009, primarily as a result of increased sales volume in M2M data devices and handsets, as well as an increase related to the inventory value we had following the Acquisition, which had a higher inventory basis. We do not expect the cost of subscriber equipment sales to continue at this level as our higher valued inventory from the Acquisition has been fully utilized. Historically, cost of subscriber equipment sales has changed in line with changes in subscriber equipment revenue with the exception of the fourth quarter of 2009 and the first quarter of 2010 due to the impact of higher inventory value we had following the Acquisition.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased by 6.9% to $72.6 million for the year ended December 31, 2010 from $77.9 million for the combined year ended December 31, 2009, primarily due to the result of a favorable contract renegotiation with The Boeing Company, or Boeing, in July 2010 that resulted in lower operations and maintenance expenses. In 2010, we also experienced lower government engineering and support service expenses directly related to the decrease in government engineering and support service revenue, partially offset by increased satellite operations and engineering costs and increased expense related to new commercial engineering and support service work.

Research and Development

Research and development expenses decreased by 18.1% to $19.2 million for the year ended December 31, 2010 from $23.4 million for the combined year ended December 31, 2009, primarily as a result of a decrease in expenses related to the development of a new M2M data device, which was completed in May 2010, and decreased expenses related to Iridium NEXT projects as they transitioned out of the research and development stage, partially offset by an increase in equipment upgrade projects.

Depreciation and Amortization

Depreciation and amortization expenses increased by 172.9% to $90.6 million for year ended December 31, 2010 from $33.2 million for the combined year ended December 31, 2009, primarily as a result of $58.4 million in additional depreciation and amortization attributable to increased asset basis we had following the Acquisition. We expect depreciation and amortization expense in 2011 to be in line with 2010.

Selling, General and Administrative

Selling, general and administrative expenses include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by 8.4% to $66.7 million for the year ended December 31, 2010 from $61.5 million for the combined year ended December 31, 2009, primarily due to increases in employee related costs (management incentives, commissions and severance) and professional fees (consulting, accounting, legal and regulatory). We also experienced increases in selling, general and administrative expenses related to the costs of being a public company, our geographic expansion, our new corporate headquarters, and sales and marketing costs related to trade shows. These increases were partially offset by a reduction in bad debt expense.

Transaction Costs

Transaction costs related to the Acquisition were $18.7 million for the combined year ended December 31, 2009. Transaction costs primarily include legal, accounting and consulting fees. There were no such costs for the year ended December 31, 2010.

Other (Expense) Income

Change in Fair Value of Warrants

Change in fair value of warrants was $34.1 million for the combined year ended December 31, 2009. We determined that the exchange agreements entered into with the holders of warrants to purchase an aggregate of 26.8 million shares of our common stock were derivative instruments, and the change in fair value of these warrants between the offer date and exchange date was recorded in 2009.

Interest Income (Expense), Net of Capitalized Interest

Interest income (expense), net of capitalized interest was $0.6 million for the year ended December 31, 2010 and ($11.3) million for the combined year ended December 31, 2009, primarily due to borrowing under Iridium’s credit facilities that were outstanding in 2009 and subsequently paid off immediately following the Acquisition. We expect our interest costs going forward to increase, however, we expect most of these costs will be capitalized as a part of the Iridium NEXT project during its construction period.

Other Income (Expense), Net

Other income (expense), net was $(2.4) million for the year ended December 31, 2010 and $0.4 million for the combined year ended December 31, 2009. This increase in expense was primarily due to the commitment fee on the undrawn portion of the Facility recorded in 2010. We expect this increase in expense to continue in 2011 as the Facility will be outstanding for the full year.

Income Tax Provision (Benefit)

For the year ended December 31, 2010, our income tax provision was $12.9 million. Our annual effective tax rate was approximately 36.28%. The 2010 income tax rate was impacted by state income taxes and branch profit taxes. Additionally, our 2010 reserve for uncertain tax positions includes unrecognized tax benefits related to certain U.S. and foreign transfer pricing adjustments and taxable presence in certain foreign jurisdictions. The 2009 tax rate of 3.59% was primarily driven by the non-deductibility of the change in the fair value of warrants and non-deductible transaction costs offset by a favorable change in the deferred tax balances due to the change in basis as a result of the Acquisition.

Comparison of Combined Results of Operations for the Year Ended December 31, 2009 and Iridium’s Results of Operations for the Year Ended December 31, 2008

	2009			2008
	Iridium Communications Inc. Year Ended December 31, 2009 As Reported	Iridium Period from January 1, 2009 to September 29, 2009 As Reported	Combined Year Ended December 31, 2009	Iridium Year Ended December 31, 2008 As Reported	% Change
	(In thousands)
Revenue:
Service	$53,014	$160,221	$213,235	$184,865	15.3%
Subscriber equipment	17,293	66,206	83,499	119,938	(30.4)%
Engineering and support service	5,682	16,524	22,206	16,141	37.6%

Total revenue	75,989	242,951	318,940	320,944	(0.6)%
Operating expenses:
Cost of subscriber equipment sales	18,657	33,265	51,922	67,570	(23.2)%
Cost of services (exclusive of depreciation and amortization)	18,965	58,978	77,943	69,882	11.5%
Research and development	5,974	17,432	23,406	32,774	(28.6)%
Depreciation and amortization	22,376	10,850	33,226	12,535	165.1%
Selling, general and administrative	17,029	44,505	61,534	55,105	11.7%
Transaction costs	6,163	12,478	18,641	7,959	134.2%

Total operating expenses	89,164	177,508	266,672	245,825	8.5%

Operating (loss) profit	(13,175)	65,443	52,268	75,119	(30.4)%
Other (expense) income:
Change in fair value of warrants	(34,117)	—	(34,117)	—	NM
Interest income (expense), net of capitalized interest	1,226	(12,542)	(11,316)	(19,749)	(42.7)%
Other income (expense), net	26	383	409	(1,491)	(127.4)%

Total other (expense) income	(32,865)	(12,159)	(45,024)	(21,240)	112.0%

(Loss) earnings before (benefit) provision for taxes	(46,040)	53,284	7,244	53,879	(86.6)%
Income tax (benefit) provision	(1,654)	—	(1,654)	—	NM

Net (loss) income	$(44,386)	$53,284	$8,898	$53,879	(83.5)%

NM = Not Meaningful

Revenue

Total revenue decreased by less than 1.0% to $318.9 million on a combined basis for the year ended December 31, 2009 from $320.9 million for the year ended December 31, 2008, due principally to a significant decrease in sales of subscriber equipment, offset by increased sales of commercial and government services and engineering and support service. Total billable subscribers increased by approximately 11.0% during the year ended December 31, 2009 to approximately 342,000. Subscriber growth slowed in the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily due to the economic environment.

Service Revenue

	Service Revenue
	Combined Year Ended December 31, 2009			Iridium Year Ended December 31, 2008			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Commercial voice	$143.0	238.4	$52	$121.1	217.6	$52	$21.9	20.8	$—
Commercial M2M data	16.5	70.3	21	11.3	59.0	21	5.2	11.3	—

Total	159.5	308.7		132.4	276.6		27.1	32.1
Government voice	53.0	29.4	150	52.2	29.4	145	0.8	—	5
Government M2M data	0.7	4.1	21	0.3	1.9	16	0.4	2.2	5

Total	53.7	33.5		52.5	31.3		1.2	2.2

Total	$213.2	342.2		$184.9	307.9		$28.3	34.3

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 15.3% to $213.2 million on a combined basis from $184.9 million for the year ended December 31, 2008.

Commercial voice revenue was up principally due to billable subscriber growth and a $5 increase per user in monthly access fees in January 2009. Commercial M2M data revenue growth was driven principally by evolving applications developed by several of our distributors, and an increase in the billable subscriber base slightly offset by a decline in usage related to the expiration of a special customer promotion in 2008.

Government voice revenue was up primarily due to the full year impact of price increases implemented in April 2008. The increase in M2M data revenue was driven primarily by billable subscriber growth. The number of voice billable subscribers remained constant from 2008 to 2009 because the increase in handset subscribers was offset by a decrease in paging subscribers, and government voice ARPU increased by $5 to $150 in 2009 from $145 in 2008 primarily due to an increase in the monthly access fee. Government M2M data ARPU increased by $5 to $21 in 2009 from $16 in 2008 primarily due to a mix change in our tiered pricing data plans.

Subscriber Equipment Revenue

Subscriber equipment sales decreased by 30.4% to $83.5 million on a combined basis for the year ended December 31, 2009 from $119.9 million for the year ended December 31, 2008. The decrease in subscriber equipment sales was primarily due to lower volumes driven largely by reduced demand for satellite equipment caused by the economic downturn and customer defections from a competitor in 2008. In addition, we have decreased unit prices to incent future growth in services revenue and also in response to competitive pressures.

Engineering and Support Service Revenue

	Engineering and Support Service Revenue
	Combined Year Ended December 31, 2009	Iridium Year Ended December 31, 2008	Year over Year Change
	(Revenue in millions)
Government	$21.5	$15.3	$6.2
Commercial	0.7	0.8	(0.1)

Total	$22.2	$16.1	$6.1

Engineering and support service revenue increased by 37.6% to $22.2 million on a combined basis for the year ended December 31, 2009 from $16.1 million for the year ended December 31, 2008. This increase was primarily a result of an overall increase in work performed under government engineering and support service contracts in 2009.

Operating Expenses

Total operating expenses increased by 8.5% to $266.6 million on a combined basis for the year ended December 31, 2009 from $245.8 million for the year ended December 31, 2008. This increase was due primarily to increased depreciation and amortization, increased cost of services (exclusive of depreciation and amortization) and increased transaction costs incurred to complete the Acquisition, offset by lower cost of subscriber equipment due to a decrease in sales and lower research and development expenses.

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

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) increased by 11.5% to $77.9 million on a combined basis for the year ended December 31, 2009 from $69.9 million for the year ended December 31, 2008, primarily due to increased government engineering and support service costs, along with increased operations and maintenance expenses from annual price escalations in the long-term operations and maintenance agreement, or the O&M Agreement, between Iridium Constellation and Boeing.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by 165.1% to $33.2 million on a combined basis for the year ended December 31, 2009 from $12.5 million for the year ended December 31, 2008, primarily due to a $18.7 million of additional depreciation and amortization attributable to increased asset basis we had following the Acquisition, and additional depreciation associated with new assets placed in service, primarily equipment and software for our satellite network operations center, gateway and corporate systems.

Selling, General and Administrative

Selling, general and administrative expenses increased by 11.7% to $61.5 million on a combined basis for the year ended December 31, 2009 from $55.1 million for the year ended December 31, 2008 primarily due to accelerated vesting of employee share-based awards as a result of the Acquisition, an increase in bad debt expense and higher licensing, regulatory and non-Acquisition legal fees, partially offset by a decrease in travel expenses and consulting fees.

Transaction Costs

Transaction costs related to the Acquisition increased by 134.2% to $18.7 million on a combined basis for the year ended December 31, 2009 from $8.0 million for the year ended December 31, 2008. This increase was due to increased legal, accounting, and advisory fees for Iridium prior to the Acquisition.

Other (Expense) Income

Change in Fair Value of Warrants

Change in fair value of warrants was $34.1 million for the year ended December 31, 2009 on a combined basis. We determined that the exchange agreements entered into with the holders of warrants to purchase an aggregate of 26.8 million shares of our common stock were derivative instruments, and the change in fair value of these warrants between the offer date and exchange date was recorded in 2009. There was no similar expense for the year ended December 31, 2008.

Interest Income (Expense), Net of Capitalized Interest

Interest expense decreased by 42.7% to $11.3 million on a combined basis for the year ended December 31, 2009 from $19.7 million for the year ended December 31, 2008. This decrease resulted from lower prevailing interest rates on the Iridium credit facilities and a lower outstanding balance on Iridium’s debt as mandatory prepayments on the Iridium credit facilities were made in the fourth quarter of 2008 and the second quarter of 2009 pursuant to the amendment of the Iridium credit facilities, which were paid off on September 30, 2009.

Other Income (Expense), Net

Interest income and other income (expense), net increased by $1.9 million to $0.4 million on a combined basis for the year ended December 31, 2009 from $(1.5) million for the year ended December 31, 2008. This increase was primarily due to a reduction in the impact of foreign currency exchange transaction costs.

Income Tax Benefit

Prior to the completion of the Acquisition, Iridium was a limited liability company. As a limited liability company, Iridium was treated as a partnership for federal income tax purposes. As such, Iridium was generally not subject to federal or state income tax directly. Rather, each member was subject to income taxation based on the member’s portion of Iridium’s income or loss, as defined in Iridium’s amended and restated limited liability company agreement, or the LLC Agreement. However, Iridium was subject to income taxes in certain non-U.S. jurisdictions in which its foreign affiliates operate.

Post Acquisition, Iridium became a subsidiary of Iridium Communications Inc. where Iridium’s flow-through income is taxed. For the year ended December 31, 2009, we had an income tax benefit of $1.7 million. In 2009, we had current tax expenses primarily driven by the non-deductibility of the change in the fair value of warrants and non-deductible transaction costs offset by a favorable change in the deferred tax balances due to the change in basis as a result of the Acquisition.

Liquidity and Capital Resources

As of December 31, 2010, our total cash and cash equivalents were $119.9 million. Our principal sources of liquidity are existing cash, internally generated cash flows and the new Facility we entered into in October 2010. Our principal liquidity requirements are to meet capital expenditure needs, including the design, manufacture and deployment of Iridium NEXT, working capital and research and development expenses.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Facility, with the remainder to be funded from internally generated cash flows, including potential revenues from hosted payloads on our Iridium NEXT satellites. We also have outstanding stock purchase warrants that could serve as a source of additional liquidity upon exercise. As of March 4, 2010, the warrants that were “in the money,” meaning they had an exercise price less than the closing price of our common stock on that date, would provide us with approximately $95.6 million if exercised in full.

The Facility contains borrowing restrictions, including financial performance covenants, and there can be no assurance that we will be able to continue to borrow funds under the Facility. There can also be no assurance that our internally generated cash flows will meet our current expectations, that our in-the-money warrants will remain in the money, or that they will be exercised. If we do not have access to those expected sources of liquidity, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, we will require even more external funding than planned. Our ability to obtain additional funding may be adversely affected by a number of factors, including the global economic downturn and related tightening of the credit markets, and we cannot assure you that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

As discussed earlier, on October 25, 2010, we closed on the Facility, which resulted in the FSD becoming effective and the ATP being terminated. Additionally, the SpaceX Agreement became effective, and we paid arrangement fees related to the Facility. We have also entered into a settlement agreement and certain other agreements with Motorola. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for the next 12 months.

Cash and Indebtedness

At December 31, 2010, our total cash and cash equivalents were $119.9 million, and we had an aggregate of $157.4 million of external indebtedness related to borrowings under the Facility and amounts outstanding related to the promissory note to Motorola.

Cash Flows

The following section highlights our cash flows for the years ended December 31, 2010, 2009 and 2008, and Iridium’s cash flows for the period from January 1, 2009 to September 29, 2009, or the 2009 Period, and the year ended December 31, 2008:

Our Cash Flows

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31, 2010, 2009 and 2008 (in millions):

Statements of Cash Flows	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Cash flows provided by operating activities	$151.4	$23.2	$2.1
Cash flows (used in) provided by investing activities	(242.1)	354.5	(401.8)
Cash flows provided by (used in) financing activities	63.4	(230.6)	399.7

Net (decrease) increase in cash and cash equivalents	$(27.3)	$147.1	$—

Cash Flows from Operating Activities

Net cash provided by our operating activities for the year ended December 31, 2010 was $151.4 million, generated from net income of $130.1 million, adjusted for non-cash items including $107.4 million for depreciation and amortization, deferred taxes and stock-based compensation as a result of a full year of operations as well as revenue growth and improved profitability. Working capital increased $21.3 million due to a release of restricted cash, a decrease in inventory, an increase in deferred revenue resulting from higher sales of prepaid services, and an increase in accounts payable and accrued liabilities due to the timing of payments to vendors, partially offset by an increase in accounts receivable related to timing of collections and an increase in income tax receivable.

Net cash provided by our operating activities for the year ended December 31, 2009 was $23.2 million resulting from net income of $10.5 million, adjusted for $54.9 million of non-cash items and $12.7 million generated from our working capital, primarily due to a decrease in accounts receivable related to timing of collections, an increase in our allowance for doubtful accounts for certain customers, and a decrease in inventory related to inventory management.

Net cash provided by our operating activities for the year ended December 31, 2008 was $2.1 million resulting from net income of $0.5 million, adjusted for $1.2 million of non-cash items, and $1.6 million generated from our working capital.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $242.1 million, which included $237.5 million of capital expenditures related to Iridium NEXT, payments related to the purchase of equipment and software for our satellite and network operations, gateway and corporate systems, payments to some of the former members of Iridium Holdings for tax benefits we received as a result of the Acquisition and payments for our new corporate headquarters.

Net cash provided by investing activities for the year ended December 31, 2009 was $354.5 million, resulting from $401.8 million of funds transferred from the trust account into operations and $58.0 million of cash acquired from Iridium, offset in part by $98.0 million paid to the sellers in connection with the Acquisition and $7.4 million of capital expenditures related to equipment and software for our satellite and network operations, gateway and corporate systems.

Net cash used in investing activities for the year ended December 31, 2008 was $401.8 million, resulting primarily from $400.0 million of funds from the initial public offering transferred to the trust account.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 was $63.4 million, resulting from cash borrowed under the Facility primarily for payments under the FSD, partially offset by payment of financing fees incurred in conjunction with obtaining the Facility.

Net cash used in financing activities in the year ended December 31, 2009 was $230.6 million, primarily resulting from $164.9 million for the purchase of shares, a $91.7 million payment to holders of common stock who elected to convert their shares into a pro rata portion of the trust account and repayments of all outstanding amounts under Iridium’s credit facilities of $113.6 million, partially offset by $148.8 million in net proceeds from our public offering on September 29, 2009.

Net cash provided by financing activities in the year ended December 31, 2008 was $399.7 million, primarily resulting from the proceeds of our initial public offering on February 1, 2008 of $400.0 million.

Iridium’s Cash Flows

The following table shows Iridium’s consolidated cash flows from operating, investing and financing activities for the 2009 Period, and the year ended December 31, 2008 (in millions):

Statements of Cash Flows	2009 Period	Year ended December 31, 2008
Cash flows provided by operating activities	$64.2	$61.4
Cash flows used in investing activities	(7.7)	(13.9)
Cash flows used in financing activities	(23.3)	(44.8)

Net increase in cash and cash equivalents	$33.2	$2.7

Cash Flows Provided by Operating Activities

Iridium’s net cash provided by operating activities for the 2009 Period increased to $64.2 million from $61.4 million for the year ended December 31, 2008. This increase of $2.8 million was primarily attributable to less cash used by working capital due to the 2009 Period, including activity only for nine months, lower inventory balances as demand slowed for equipment in the 2009 Period and inventory management processes, partially offset by timing of payments to vendors.

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

Cash Flows Used in Financing Activities

Net cash used in financing activities for the 2009 Period decreased to $23.3 million from $44.8 million for the year ended December 31, 2008, primarily due to no cash distributions to its investors made in 2009 compared to $41.4 million in 2008, partially offset by $22.9 million of proceeds from the issuance of a convertible subordinated note to Greenhill & Co. Europe Holdings Limited in 2008.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2010:

Contractual Obligations:	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in millions)
Payment obligations:
Thales	$343.6	$762.5	$636.1	$330.4	$2,072.6
SpaceX	0.2	35.3	285.6	127.3	448.4
Boeing (1)	43.6	81.4	77.0	61.0	263.0
Debt obligations (2)	3.5	—	—	135.1	138.6
Motorola promissory note (including interest)	25.2	—	—	—	25.2
Operating lease obligations (3)	3.3	6.3	4.3	6.1	20.0
Uncertain tax positions (4)	—	—	—	—	0.7
Unconditional purchase obligations (5)	13.3	—	—	—	13.3

Total	$432.7	$885.5	$1,003.0	$659.9	$2,981.8

(1)	Boeing obligations consist of an estimated commitment related to our existing satellite systems, where the commitments are based on an expected future completion date of Iridium NEXT that is estimated to occur in June 2017. Therefore, there is no contractual obligation for Boeing that relates to Iridium NEXT included in the table.
(2)	Debt obligations include amounts drawn under the Facility as of December 31, 2010, which include $135.1 million outstanding debt obligations, $2.4 million of accrued commitment fee on the undrawn portion of the Facility and $1.1 million of accrued interest through December 31, 2010. The Facility can be used for (i) 85% of the costs under the FSD, (ii) the premium for the COFACE policy and (iii) the payment of a portion of interest during a portion of the construction and launch phase of Iridium NEXT. We did not include future debt obligations or future interest costs in the table because the timing of the borrowings is unknown and there is a variable component of the interest. We also did not include future amounts for the commitment fee, which is 0.80% per year on any undrawn portion of the Facility, as timing of the borrowings is unknown.
(3)	Operating lease obligations do not include payments to landlords covering real estate taxes, common area maintenance and other charges, as such fees are not determinable based upon the provisions of our lease agreements.
(4)	As of December 31, 2010, we estimated our uncertain tax positions to be $0.7 million, including penalties and interests. However, we are unable to reasonably estimate the period of these possible future payments, therefore, the balance has not been reflected in a specified period.
(5)	Unconditional purchase obligations include our agreement with a supplier for the manufacturing of our devices and various commitments with other vendors that are enforceable, legally binding and have specified terms, including fixed or minimum quantities; fixed, minimum or variable price provisions; and a fixed timeline. Unconditional purchase obligations do not include agreements that are cancelable without penalty.

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

Seasonality

Our results of operations have been subject to seasonal usage changes for commercial customers, and our results will be affected by similar seasonality going forward. April through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. U.S. government revenue and commercial M2M revenue have been less subject to seasonal usage changes.

Related Party Transactions

For a description of related party transactions, see “Certain Relationships and Related Transactions and Director Independence.”

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

Interest income earned on our cash and cash equivalents balances is subject to interest rate fluctuations. For the year ended December 31, 2010, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

Under the original ATP and FSD with Thales entered into in June 2010, a portion of the aggregate fixed price was denominated in Euros. The parties agreed to convert the Euro portion into dollars at the time we became eligible to make the first draw under the contemplated credit facility, which was the time the FSD became effective. It was also a condition to the closing of the Facility and the effectiveness of the FSD that the Euro-dollar exchange rate remain below a specified target. In the third quarter of 2010, we entered into amendments with Thales to the ATP and the FSD pursuant to which we paid $37.6 million to Thales to mitigate most of the risk of potential currency fluctuations on the Euro-denominated portion of the fixed price. At the time we became eligible to draw under the Facility on October 25, 2010 and the FSD became effective, the Euro-denominated portion of the fixed price under the FSD was converted into dollars. As a result, we will not bear any foreign currency exchange risk under the FSD going forward.

We entered into the Facility in October 2010 and have borrowed $135.1 million under the Facility as of December 31, 2010. A portion of the draws we make under the Facility bear interest at a floating rate equal to the LIBOR plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Facility been outstanding throughout the year ended December 31, 2010, a one-half percentage point increase or decrease in the LIBOR would not have had a material effect on our interest cost.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, receivables and payables. We maintain our cash and cash equivalents with financial institutions with high credit ratings and at times maintain the balance of our deposits in excess of federally insured (FDIC) limits. The majority of our cash is swept nightly into a money market fund invested in U.S. treasuries. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iridium Communications Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 7, 2011

Iridium Communications Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$119,932	$147,178
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,462, respectively	50,278	41,189
Inventory	16,654	25,656
Deferred tax assets, net	5,784	2,481
Income tax receivable	11,103	505
Prepaid expenses and other current assets	4,978	3,928

Total current assets	208,729	220,937
Property and equipment, net	566,519	401,666
Restricted cash	120	15,520
Other assets	694	1,127
Intangible assets, net	96,602	92,485
Deferred financing costs	87,746	—
Goodwill	87,039	94,661

Total assets	$1,047,449	$826,396

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,132	$7,865
Accrued expenses and other current liabilities	54,271	56,403
Note payable	22,223	—
Deferred revenue	28,215	20,027
Deferred acquisition consideration	—	4,636

Total current liabilities	132,841	88,931
Accrued satellite operations and maintenance expense, net of current portion	20,402	15,300
Credit facility	135,145	—
Deferred tax liabilities, net	100,728	93,326
Other long-term liabilities	2,814	1,365

Total liabilities	391,930	198,922
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized and 70,253,501 and 70,247,701 shares issued and outstanding at December 31, 2010 and 2009, respectively	70	70
Additional paid-in capital	675,402	670,116
Accumulated deficit	(20,043)	(42,734)
Accumulated other comprehensive income	90	22

Total stockholders’ equity	655,519	627,474

Total liabilities and stockholders’ equity	$1,047,449	$826,396

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenue:
Service	$236,351	$53,014	$—
Subscriber equipment	90,184	17,293	—
Engineering and support service	21,638	5,682	—

Total revenue	348,173	75,989	—
Operating expenses:
Cost of subscriber equipment sales	61,661	18,657	—
Cost of services (exclusive of depreciation and amortization)	72,579	18,965	—
Research and development	19,178	5,974	—
Depreciation and amortization	90,667	22,376	—
Selling, general and administrative	66,728	17,029	490
Transaction costs	—	6,163	2,102

Total operating expenses	310,813	89,164	2,592

Operating profit (loss)	37,360	(13,175)	(2,592)
Other (expense) income:
Change in fair value of warrants	—	(34,117)	—
Interest income, net of capitalized interest of $1,694, $0 and $0, respectively	637	1,226	5,604
Other (expense) income, net	(2,385)	26	—

Total other (expense) income	(1,748)	(32,865)	5,604

Earnings (loss) before income taxes	35,612	(46,040)	3,012
Income tax provision (benefit)	12,921	(1,654)	1,356

Net income (loss)	$22,691	$(44,386)	$1,656

Weighted average shares outstanding – basic	70,289	53,964	43,268
Weighted average shares outstanding – diluted	72,956	53,964	43,268
Net income (loss) per share – basic	$0.32	$(0.82)	$0.04
Net income (loss) per share – diluted	$0.31	$(0.82)	$0.04

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Retained Earnings (Deficit)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2007	11,500,000	$11	$14	$—	$(4)	$21
Net proceeds from initial public offering of units (excludes $119,988 of proceeds allocable to 11,999,999 shares of common stock subject to possible conversion)	40,000,000	40	260,546	—	—	260,586
Proceeds from sale of stock purchase warrants	—	—	8,000	—	—	8,000
Forfeiture of common stock	(3,000,000)	(3)	3	—	—	—
Net income	—	—	—	—	1,656	1,656	$1,656

Balance at December 31, 2008	48,500,000	48	268,563	$—	1,652	270,263

Total for the year ended December 31, 2008							$1,656

Payment of deferred underwriters’ fees	—	—	6,982	—	—	6,982
Purchase of stock purchase warrants	—	—	(1,828)	—	—	(1,828)
Net proceeds from issuance of common stock	16,000,000	16	148,734	—	—	148,750
Fair value of stock issued in Acquisition	29,443,500	29	333,419	—	—	333,448
Purchase of common stock	(9,169,979)	(9)	28,298	—	—	28,289
Purchase of common stock under forward purchase contracts	(16,325,196)	(16)	(164,868)	—	—	(164,884)
Forfeitures of stock options and warrants	(1,441,176)	(1)	1	—	—	—
Reclassification of warrants to derivative instruments	—	—	(28,555)	—	—	(28,555)
Settlement of derivative instruments for warrants	—	—	47,110	—	—	47,110
Settlement of derivative instruments for shares of common stock	1,244,923	1	12,448	—	—	12,449
Stock-based compensation	—	—	436	—	—	436
Stock issued upon conversion of subordinated convertible note	1,995,629	2	19,376	—	—	19,378
Net loss	—	—	—	—	(44,386)	(44,386)	$(44,386)
Cumulative translation adjustments	—	—	—	22	—	22	22

Balance at December 31, 2009	70,247,701	70	670,116	22	(42,734)	627,474

Total for the year ended December 31, 2009							$(44,364)

Stock-based compensation	—	—	5,242	—	—	5,242
Stock issued upon exercise of stock purchase warrants	3,300	—	23	—	—	23
Stock issued upon exercise of stock options	2,500	—	21	—	—	21
Net income	—	—	—	—	22,691	22,691	$22,691
Cumulative translation adjustments	—	—	—	68	—	68	68

Balance at December 31, 2010	70,253,501	$70	$675,402	$90	$(20,043)	$655,519

Total for the year ended December 31, 2010							$22,759

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$22,691	$(44,386)	$1,656
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Deferred taxes	11,721	(2,044)	(1,168)
Change in market value of warrants	—	34,117	—
Depreciation and amortization	90,667	22,376	—
Stock-based compensation	5,051	436	—
Changes in operating assets and liabilities:
Restricted cash	15,400	—	—
Accounts receivable, net	(9,089)	5,382	—
Inventory	9,002	15,044	—
Prepaid expenses and other current assets	(1,050)	(1,683)	(12)
Income tax receivable	(10,598)	(502)	(3)
Other noncurrent assets	433	35	—
Accounts payable	3,428	3,584	—
Accrued expenses and other current liabilities	(4,657)	(5,564)	1,613
Accrued compensation and employee benefits	4,513	(3,997)	—
Deferred revenue	8,188	2,127	—
Accrued satellite and network operations expense, net of current portion	5,102	(1,020)	—
Other long-term liabilities	636	(737)	—

Net cash provided by operating activities	151,438	23,168	2,086
Cash flows from investing activities:
Changes in investment in trust account	—	401,838	(401,838)
Cash paid for acquisition, net of cash acquired	—	(39,950)	—
Payment of deferred acquisition consideration	(4,636)	—	—
Capital expenditures	(237,450)	(7,351)	—

Net cash (used in) provided by investing activities	(242,086)	354,537	(401,838)
Cash flows from financing activities:
Proceeds from public offerings	—	149,600	400,000
(Purchase) proceeds from issuance of private placement warrants	—	(4,940)	8,000
Purchase of shares of common stock	—	(164,884)	—
Purchase of shares of common stock for no-votes	—	(91,700)	—
Payment of underwriting fee	—	(4,288)	(6,900)
Payment of costs associated with offering	—	(850)	(1,147)
Payment on note payable to related party	—	—	(256)
Payments under Iridium Holdings credit facility	—	(113,594)	—
Borrowings under credit facility	135,145	—	—
Payment of deferred financing fees	(71,787)	—	—
Proceeds from exercise of warrants	23	—	—
Proceeds from exercise of stock options	21	—	—

Net cash provided by (used in) financing activities	63,402	(230,656)	399,697

Net (decrease) increase in cash and cash equivalents	(27,246)	147,049	(55)
Cash and cash equivalents, beginning of period	147,178	129	184

Cash and cash equivalents, end of period	$119,932	$147,178	$129

Supplemental cash flow information:
Interest paid	$—	$1,330	$6
Income taxes paid	$11,872	$339	$2,527
Supplemental disclosure of non-cash investing activities:
Shares issued for the acquisition of Iridium Holdings (29,443,500 shares at $11.325 per share)	$—	$333,448	$—
Accrual of additional consideration for acquisition of Iridium Holdings	$—	$4,636	$—
Property and equipment received but not paid for yet	$21,093	$3,200	$—
Leasehold improvement incentives	$901	$—	$—
Stock-based compensation capitalized	$191	$—	$—
Supplemental disclosure of non-cash financing activities:
(Reversal) accrual of deferred underwriter commissions	$—	$(8,176)	$11,288
Conversion of subordinated convertible note to equity	$—	$(19,378)	$—
Accrued financing fees	$15,959	$—	$—
Note payable	$22,223	$—	$—

See notes to consolidated financial statements

Iridium Communications Inc.

Notes to Consolidated Financial Statements

December 31, 2010

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

As a result of and subsequent to the Acquisition, the Company is a provider of mobile voice and data communications services via a constellation of low earth orbiting satellites. The Company holds various licenses and authorizations from the U.S. Federal Communications Commission (the “FCC”) and from foreign regulatory bodies that permit the Company to conduct its business, including the operation of its satellite constellation.

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The Company has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, (iii) all less than wholly owned subsidiaries that the Company controls, and (iv) variable interest entities where the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated and net income not attributable to the Company (when material) has been allocated to noncontrolling interests.

The Company changed its presentation of revenue in 2010 to provide what it believes to be a more meaningful representation of its revenue stream. These reclassifications had no effect on the Company’s net income (loss) for the years ended December 31, 2009 and 2008.

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

Financial Instruments

The consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, restricted cash, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other liabilities, notes and loans payable, and other obligations). Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at December 31, 2010 and 2009, consisted of cash deposited in institutional money market mutual funds, regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks. The Company’s restricted cash balances as of December 31, 2010 and 2009 were $0.1 million and $15.5 million, respectively. The December 31, 2009 balance related primarily to collateral for a letter of credit for potential costs of de-orbiting the Company’s satellites. In the third quarter of 2010, this $15.4 million letter of credit expired and is no longer required to be maintained (see Note 7).

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible.

Foreign Currencies

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency, except for countries that are deemed to have “highly inflationary” economies, in which case the functional currency is deemed to be the reporting currency (or U.S. dollar). Assets and liabilities of its foreign subsidiaries are translated to U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are classified as other (expense) income, net in the accompanying consolidated statements of operations.

Internally Developed Software

The Company capitalizes the costs of acquiring, developing and testing software to meet its internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when both the preliminary project stage is completed and management has authorized funding for the project, based on a determination that it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (i) external direct cost of materials and services consumed in developing or obtaining internal-use software and (ii) payroll and payroll-related costs for employees who are directly associated with, and devote time to, the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from three to seven years.

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred and are amortized as additional interest expense using the effective interest method over the term of the related debt.

As of December 31, 2010, the Company had deferred approximately $87.7 million of direct and incremental financing costs associated with securing debt financing for Iridium NEXT, the Company’s next-generation satellite constellation.

Capitalized Interest

Interest costs associated with financing the Company’s assets during the construction period have been capitalized. Capitalized interest and interest expense were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Capitalized interest	$1,694	$—	$—
Interest expense	23	51	$—

Total interest	$1,717	$51	$—

Capitalized interest costs will be depreciated over the useful lives of assets to which such costs are allocated, beginning when the assets are placed in service.

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers (see Note 10). The Company outsources manufacturing of subscriber equipment primarily to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition, scrap, tooling and freight). Inventories are valued using the average cost method, and are carried at the lower of cost or market.

The Company has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, the Company may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. The supplier will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. Accordingly, the Company expenses the estimated fair value of stock-based awards made in exchange for employee, non-employee director and consultant services over the requisite service period. Stock-based compensation cost related to stock options is determined at the grant date using the Black-Scholes option pricing model. The value of an employee award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period and is classified in the statement of operations in a manner consistent with the statement of operations’ classification of the employee’s salary and other compensation. Awards to consultants and non-employee directors are recognized as appropriate according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying consolidated statements of operations.

	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Property and equipment, net	$191	$—
Cost of subscriber equipment sales	51	—
Cost of services (exclusive of depreciation and amortization)	235	26
Research and development	154	—
Selling, general and administrative	4,611	410

Total stock-based compensation	$5,242	$436

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Ground system	5 – 7 years
Equipment	3 – 5 years
Internally developed software and purchased software	3 – 7 years
Building	39 years
Building improvements	estimated useful life
Leasehold improvements	shorter of useful life or remaining lease term

Repairs and maintenance costs are expensed as incurred.

Long-Lived Assets

The Company assesses its long-lived assets for impairment when indicators of impairment are present. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. Any impairment loss would be measured as the excess of the assets’ carrying amount over their fair value. Fair value is based on market prices, when available, an estimate of market value or various other valuation techniques.

Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed annually on October 1, or more frequently if indicators of potential impairment exist. If the fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized.

At December 31, 2010, the Company recorded an adjustment related to prior periods to decrease its non-current deferred tax liability and its goodwill by approximately $7.6 million. The Company has concluded that this correcting adjustment is immaterial to the 2009 balance sheet, and accordingly, retroactive adjustment to previously issued financial statements is unnecessary.

Intangible Assets Not Subject to Amortization

A portion of the Company’s intangible assets are spectrum and regulatory authorizations, and trade names which are indefinite-lived intangible assets. The Company reevaluates the useful life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company tests its indefinite-lived intangible assets for potential impairment annually or more frequently if indicators of impairment exist. If the fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized.

Intangible Assets Subject to Amortization

The Company’s intangible assets that do have finite lives (primarily customer relationships – government and commercial, core developed technology, intellectual property and software) are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company reevaluates the useful lives for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Asset Retirement Obligations

Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”), and Motorola, Inc. (“Motorola”) has the right to require the de-orbit of the Company’s satellite constellation. In the event the Company was required to effect a mass de-orbit, pursuant to the amended and restated operations and maintenance agreement (the “Amended and Restated O&M Agreement”) by and between the Company’s indirect wholly owned subsidiary Iridium Constellation LLC (“Iridium Constellation”) and Boeing, the Company would be required to pay Boeing $16.4 million, plus an amount equivalent to the premium for de-orbit insurance coverage ($2.5 million as of December 31, 2010). The Company has concluded that each of the foregoing de-orbit rights meets the definition of an asset retirement obligation. However, the Company currently does not believe the U.S. government, Boeing or Motorola will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote.

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

Contracts with multiple elements

At times, the Company sells services and equipment through multi-element arrangements that bundle equipment, airtime and other services. When the Company sells services and equipment in bundled arrangements that include guaranteed minimum orders and determines that it has separate units of accounting, the Company allocates the bundled contract price among the various contract deliverables based on each deliverable’s relative fair value. When the Company determines they are not separate units of accounting, the Company recognizes revenue on a combined basis as the last element is delivered. The Company determines vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis.

Services revenue sold on a stand-alone basis

Services revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized ratably over the period in which the services are provided to the end-user. The Company sells prepaid services in the form of e-vouchers and prepaid cards. A liability is established for the cash value of the e-voucher or prepaid card on purchase. The Company recognizes revenue from the prepaid services (i) upon the use of the e-voucher or prepaid card by the customer; (ii) upon the expiration of the right to access the prepaid service; or (iii) when it is determined that the likelihood of the prepaid card being redeemed by the customer is remote (“Prepaid Card Breakage”). The Company has determined the recognition of Prepaid Card Breakage based on its historical redemption patterns. The Company does not offer refund privileges for unused prepaid services.

Subscriber equipment sold on a stand-alone basis

The Company recognizes subscriber equipment sales and the related costs when title to the equipment (and the risks and rewards of ownership) passes to the customer, typically upon shipment.

Services and subscriber equipment sold to the U.S. government

The Company provides airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for unlimited voice services; (ii) fixed monthly fees per user for unlimited paging services; (iii) a tiered pricing plan (based on usage) per device for data services; (iv) fixed monthly fees on a per user basis for unlimited beyond-line-of-sight push-to-talk voice services to user-defined groups (“Netted Iridium”); and (v) a monthly fee for active user-defined groups using Netted Iridium. Revenue related to these services is recognized ratably over the periods in which the services are provided, and the related costs are expensed as incurred. The U.S. government purchases its subscriber equipment from third-party distributors and not directly from the Company.

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

Warranty Expense

The Company provides the first end-user purchaser of its products a warranty on subscriber equipment for one to five years from the date of purchase by such first end-user, depending on the product. A warranty accrual is made when it is estimable and probable that a loss has been incurred. A warranty reserve is maintained based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties are recorded as cost of subscriber equipment sales and include equipment replacements, repairs, freight and program administration.

	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Balance at beginning of the period	$(726)	$—
Provision assumed from Acquisition	—	(661)
Provision	(2,932)	(185)
Utilization	1,351	120

Balance at end of the period	$(2,307)	$(726)

Research and Development

Research and development costs are charged as an expense in the period in which they are incurred.

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $0.6 million and $0.3 million, respectively, for the years ended December 31, 2010 and 2009. There were no such costs in the year ended December 31, 2008.

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

Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, consisting of common stock issuable upon exercise of outstanding stock options and stock purchase warrants, is computed using the treasury stock method. The Company’s unvested restricted stock units contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income; the calculation of basic and diluted net income per share excludes net income attributable to the unvested restricted stock units from the numerator and excludes the impact of unvested restricted stock units from the denominator (see Note 17).

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

3. Business Combination

On September 22, 2008, the Company entered into a transaction agreement, as amended on April 28, 2009, with Iridium Holdings and its members whereby it agreed to purchase, directly or indirectly, all of the outstanding equity of Iridium Holdings. The Acquisition closed on September 29, 2009. For the purpose of acquisition accounting, total consideration of approximately $436.0 million included 29.4 million shares of the Company’s common stock (“Common Stock”) valued at $333.4 million and $102.6 million in cash (which included a requirement to make a payment of $25.5 million in cash to some of the former members of Iridium Holdings for tax benefits the Company received). At December 31, 2009, approximately $4.6 million of such future tax benefit cash payment was still an outstanding payable to certain former members of Iridium Holdings who deferred the payments until 2010. This amount was paid in January 2010. The Company accounted for its acquisition of Iridium Holdings by recording all assets acquired and liabilities assumed at their respective fair values on the date of Acquisition. The Company recognized deferred tax assets and liabilities for the tax effects of the differences between assigned book values and tax bases of assets acquired and liabilities assumed in the Acquisition.

Property and Equipment. Property and equipment acquired in the Acquisition is depreciated using the straight-line method as follows:

	Estimated Fair Value	Useful Lives
	(In thousands)
Depreciable assets:
Satellite system	$347,057	5 years
Ground system	6,798	5 years
Equipment	10,772	1 – 5 years
Internally developed software and purchased software	1,085	1 year
Building	20,838	39 years
Building improvements	2,506	5 years
Leasehold improvements	2,546	6.5 years

Total	391,602
Additional asset categories not included above:
Construction in progress	10,608
Land	8,268

Total	$410,478

Goodwill. The total consideration paid in the Acquisition exceeded the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, resulting in approximately $94.7 million of goodwill.

Transaction Costs

An acquirer is required to recognize as expense the direct costs of a business combination in the period in which the expense is incurred. Accordingly, the Company expensed Acquisition-related costs as they were incurred during the pre-Acquisition periods presented.

Revenue and Loss of Iridium

The amount of revenue and net loss of Iridium included in the Company’s consolidated statement of operations for the period from the date of the Acquisition to December 31, 2009 are as follows (in thousands):

Revenue	$75,989
Net loss	$(4,975)

4. Equity Transactions

2008 Initial Public Offering

In February 2008, the Company sold in its initial public offering (“IPO”) 40.0 million units at a price of $10.00 per unit. Each unit consisted of one share of Common Stock and one Common Stock purchase warrant. Each warrant entitled the holder to purchase from the Company one share of Common Stock at a price of $7.00 per share commencing on the later of the completion of a Business Combination or 12 months from the effective date of the Public Offering (as defined in the warrant agreements) and expiring five years from the effective date of the Public Offering or earlier upon redemption or liquidation of the Company’s trust account established in connection with a Public Offering (the “Trust Account”). Total underwriting fees, including contingent fees, related to the IPO were approximately $23.3 million. The Company paid $6.9 million upon closing of the IPO. The underwriters agreed that approximately 70% of the underwriting fees would not be payable unless and until the Company completed a Business Combination (as defined in the underwriting agreement), and they waived their right to receive such payment upon the Company’s liquidation if the Company was unable to complete a Business Combination. On June 2, 2009, the Company entered into an agreement with Banc of America Securities LLC and its affiliate pursuant to which Banc of America Securities LLC waived its right to receive approximately $8.2 million of deferred underwriting fees. On September 29, 2009, Banc of America Securities LLC received a payment of approximately $4.3 million. The deferred underwriting commission paid was net of pro-rata reductions resulting from the exercise of the stockholder conversion rights.

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

2008 Modification of Warrants Terms

In connection with the IPO, in February 2008, the Company modified the terms of the warrants issued originally in November 2007, reducing the exercise price from $7.50 per share to $7.00 per share. The change in the fair value of these warrants that resulted from the reduction in exercise price ($0.7 million), was treated as a “deemed dividend” to the warrant holders.

$7.00 Warrants—General Terms

The Company may redeem all of the warrants with a $7.00 strike price (the “$7.00 warrants”) at a price of $0.01 per warrant upon 30 days’ prior notice, provided that the warrants are exercisable and the registration statement covering the Common Stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the last sales price of the Common Stock is at least $14.25 per share (the “redemption price”) for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If a registration statement is not effective at the time of exercise, the holders of the $7.00 warrants will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $7.00 warrants could expire unexercised and unredeemed. The number of shares of Common Stock issuable upon the exercise of each $7.00 warrant is subject to adjustment from time to time upon the occurrence of certain events. The $7.00 warrants expire in 2013.

Following the appropriate accounting guidance in effect at the time, the $7.00 warrants initially were classified within stockholders’ equity. On June 2, 2009, the Company entered into an agreement with Banc of America Securities LLC and its affiliate to purchase the 3.7 million warrants held by Banc of America Securities LLC for a price of approximately $1.8 million in cash upon completion of the Acquisition. Upon this modification, the Company determined that the completion of the Acquisition was probable of occurrence and, accordingly, classified those warrants as derivative instruments as of June 30, 2009 at its then-current fair value; the Company “marked to market” the warrants through September 29, 2009 and the exchange agreements were no longer outstanding as of September 29, 2009.

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

2009 Warrant Restructure and Exchange Agreements

On July 29, 2009, the Company entered into agreements with the holders of approximately 26.8 million of the $7.00 warrants. The agreements generally provided such holders, upon the consummation of the Acquisition, the choice of tendering their warrants for (i) the right to demand payment (in cash and shares of common stock) by the Company to settle the warrants in a ratio of consideration of 20% cash and 80% common stock, (ii) the right to exchange their existing $7.00 warrants for new warrants with an $11.50 strike price (the “$11.50 warrants”) which included the extension of the exercise term for two additional years until 2015 and the increase of the redemption price from $14.25 to $18.00 per share or (iii) a combination thereof. The $11.50 warrants have terms similar to the $7.00 warrants, except as described below under “$11.50 Warrants—General Terms”. The Company determined that the warrant restructure and exchange agreements created derivative instruments for the warrants subject to settlement, and accordingly on July 29, 2009 reclassified the subject warrants from equity to derivative instruments at their then-current fair value of approximately $28.6 million. On September 29, 2009, upon consummation of the Acquisition, holders of approximately 12.4 million warrants demanded total payment of approximately $3.1 million in cash and approximately 1.2 million shares of Common Stock with a value of approximately $12.5 million, resulting in an expense during the third quarter of 2009 of approximately $2.3 million. Holders of approximately 14.4 million warrants exchanged their existing warrants for new $11.50 warrants, resulting in an expense during the third quarter of 2009 of approximately $31.8 million. The new $11.50 warrants are classified within stockholders’ equity.

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

2009 Equity Offering and Repurchases

On September 29, 2009, the Company sold to the public 16.0 million shares of Common Stock for net proceeds of $148.8 million. Concurrently with the offering, the Company repurchased, pursuant to existing forward contracts, 16.3 million shares of Common Stock for $164.9 million. In addition, the Company repurchased approximately 9.2 million shares of Common Stock for $91.7 million, representing the shares held by those stockholders who voted against the Acquisition.

2009 Forfeitures

In September 2009, 8.4 million warrants originally purchased in November 2007 and 4.0 million warrants originally purchased in February 2008 as part of the private placement were forfeited by their holders.

Outstanding Warrants

As of December 31, 2010, after considering all purchases, issuances, cancellations, forfeitures, transfers, repurchases and exchanges, the Company had 13.6 million $7.00 warrants and 14.4 million $11.50 warrants outstanding, which are exercisable until February 2013 and February 2015, respectively. All outstanding warrants are classified within stockholders’ equity.

5. Debt

Credit Facility

On October 4, 2010, the Company, through its indirect wholly owned subsidiary Iridium Satellite LLC (“Iridium Satellite”), entered into a $1.8 billion loan facility (the “Facility”) with a syndicate of bank lenders. Ninety-five percent of the obligations under the Facility are insured by Compagnie Française d’Assurance pour le Commerce Extérieur (“COFACE”), the French export credit agency. The Facility is comprised of two tranches, with draws and repayments applied pro rata in respect of each tranche:

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

Funds drawn under the Facility will be used for (i) 85% of the costs under a fixed price full scale development contract with Thales Alenia Space France (“Thales”) for the design and manufacture of satellites for Iridium NEXT (the “FSD”) (see Note 10), and reimbursement to Iridium Satellite for 85% of the amounts it previously paid to Thales under the authorization to proceed (“ATP”), which allowed Thales to commence work on the development of satellites prior to the effectiveness of the FSD; (ii) the premium for the COFACE policy; and (iii) the payment of a portion of interest during a part of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, interest will be paid on the same date as the principal repayments. Prior to the repayment period, interest payments will be due on a semi-annual basis beginning on April 29, 2011. The Facility will mature seven years after the start of the repayment period. In addition, the Company is required to maintain minimum debt service reserve levels, which are estimated as follows:

At December 31,	Amount
(In millions)
2011	$27.0
2012	54.0
2013	81.0
2014	108.0
2015	135.0
2016	162.0
2017	189.0

These levels may be higher once the Company begins repayment under the Facility. There was no required minimum debt service reserve level at December 31, 2010. Iridium Satellite’s obligations under the Facility are guaranteed by the Company and its subsidiaries that are obligors under the Facility and are secured on a senior basis by a lien on substantially all of the Company’s assets and those of Iridium Satellite and the other obligors (except to the extent prohibited by law).

Iridium Satellite may not prepay any borrowings prior to December 31, 2015. If on that date, a specified number of Iridium NEXT satellites have been successfully launched and the Company has adequate time and resources to complete the Iridium NEXT constellation on schedule, Iridium Satellite may prepay the borrowings without penalty. In addition, following the completion of the Iridium NEXT constellation, Iridium Satellite may prepay the borrowings without penalty. Any amounts repaid may not be reborrowed. Iridium Satellite must repay the loans in full upon (i) a delisting of the Company’s common stock, (ii) a change in control of the Company or the Company ceasing to own 100% of any of the other obligors or (iii) the sale of all or substantially all of the Company’s assets. The Company must apply all or a portion of specified capital raising proceeds, insurance proceeds and condemnation proceeds to the prepayment of the loans. The Facility includes customary representations, events of default, covenants and conditions precedent to drawing of funds. The financial covenants include:

•	a minimum cash requirement;

•	a minimum debt to equity ratio level;

•	maximum capital expenditure levels;

•	minimum consolidated operational EBITDA levels;

•	minimum cash flow requirements from customers who have hosted payloads on the Company’s satellites;

•	minimum debt service reserve levels;

•	a minimum debt service coverage ratio level; and

•	maximum leverage levels.

The covenants also place limitations on the ability of the Company and its subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into certain transactions with affiliates, fund payments under the FSD from its own resources, incur debt, or make loans, guarantees or indemnities.

As of December 31, 2010, the Company had borrowed $135.1 million under the Facility. The unused portion of the Facility as of December 31, 2010 was approximately $1.7 billion. The Company recognized the semi-annual commitment fee on the undrawn portion of the Facility of $2.4 million, which is included in other (expense) income in the consolidated statement of operations for the year ended December 31, 2010.

Interest payable associated with the Facility was $1.1 million and is included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2010.

Note Payable

As a part of the settlement agreement with Motorola (see Note 6), Iridium Satellite issued a Promissory Note of $23.0 million to Motorola (the “Promissory Note”), which bears interest at the rate of 10% per annum and matures on December 31, 2011. Additionally, at December 31, 2009, the Company had $0.8 million on deposit with Motorola pursuant to the provisions of the Amended and Restated Transition Services, Products and Asset Agreement (the “TSA”), which was classified within other assets in the accompanying consolidated balance sheet. As of December 31, 2010, Motorola and the Company agreed that the $0.8 million deposit would be applied to the principal balance of the Promissory Note.

Interest payable associated with the Promissory Note was $0.6 million and is included in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2010.

6. Motorola Settlement

On October 1, 2010, the Company, together with Iridium Satellite and Iridium Holdings, entered into a Settlement Agreement (the “Settlement Agreement”) with Motorola, pursuant to which the parties settled the litigation filed by Motorola against Iridium Satellite and Iridium Holdings in the Circuit Court of Cook County, Illinois, County Department—Chancery Division (captioned Motorola, Inc. vs. Iridium Satellite LLC and Iridium Holdings LLC, Docket No. 10 CH 05684). On the

same date, the parties entered into a series of other agreements. Pursuant to the Settlement Agreement, which contains no admission of liability by any party, and the certain other agreements entered into on the same date, Iridium Satellite will pay Motorola an aggregate of $46.0 million, in consideration of payment of debt of $15.4 million otherwise due in 2010, expanded intellectual property licenses, the conversion of existing intellectual property licenses from being royalty-based to prepaid, transfer to the Company of ownership of certain intellectual property rights, termination of Motorola’s rights to distributions and payments based on the value of the Company upon certain “triggering events” and mutual releases of claims. Of the total $46.0 million, the Company paid $23.0 million contemporaneously with the execution of the Settlement Agreement and the remaining $23.0 million is reflected in the Promissory Note Iridium Satellite issued to Motorola, which bears interest at the rate of 10% per annum and matures on December 31, 2011 (see Note 5). The Promissory Note is secured by a security interest in Iridium Satellite’s accounts receivable and Iridium Satellite’s principal operating account, and is guaranteed by Iridium Holdings and by the Company. Pursuant to the Settlement Agreement, the Company is required to maintain a minimum cash balance beginning in September 2011.

In conjunction with the execution of the Settlement Agreement, Iridium Satellite and Motorola terminated the Senior Subordinated Term Loan Agreement (the “Note Agreement”) and also amended and restated the existing transition services, products and asset agreement to eliminate provisions which by completion or passage of time were deemed unnecessary. The Company’s insurance requirements and Motorola’s de-orbit rights under the TSA remain materially unchanged.

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

At December 31, 2009, the Company had recorded a commitment fee of $5.0 million, a loan success fee of $15.6 million and a change of control fee of $8.5 million plus accrued interest, which were pre-Acquisition contingency liabilities, classified within accrued expenses and other current liabilities in the accompanying consolidated balance sheet. These accruals reflected management’s best estimate of contingencies related to potential payments pursuant to the occurrence of a distribution event, change of control or other specified transactions, and other matters associated with the TSA and the Note Agreement at the time. At December 31, 2010, no such amounts were accrued as a result of the Settlement Agreement.

7. Boeing Operations and Maintenance Agreement

As a result of the Acquisition, the Company acquired an operations and maintenance agreement between Iridium Constellation and Boeing, pursuant to which Boeing agreed to provide transition services and continuing steady-state operations and maintenance services with respect to the satellite network operations center, telemetry, tracking and control stations and the on-orbit satellites (including engineering, systems analysis, and operations and maintenance services). On July 21, 2010, Iridium Constellation and Boeing entered into the Amended and Restated O&M Agreement, which superseded the prior operations and maintenance agreement. The term of the Amended and Restated O&M Agreement runs concurrently with the estimated useful life of the current constellation. Boeing’s obligations under the Amended and Restated O&M Agreement do not differ materially from the obligations of Boeing under the prior operations and maintenance agreement. However, the Amended and Restated O&M Agreement provides for annual price reductions and other cost-saving opportunities and converts the fee for Boeing’s operations and maintenance services from a fixed-price fee to a time-and-materials fee with an annual limit on amounts paid.

Pursuant to the Amended and Restated O&M Agreement, each of Boeing, Motorola and the U.S. government has the unilateral right to commence the de-orbit of the constellation upon the occurrence of certain enumerated events.

The Amended and Restated O&M Agreement incorporates a de-orbit plan, which, if exercised, would cost approximately $16.0 million plus an amount equivalent to the premium of Section B de-orbit insurance coverage to be paid to Boeing in the event of a mass de-orbit of the satellite constellation. Under the prior operations and maintenance agreement, the Company was required to cause to be issued to Boeing a $15.4 million letter of credit as collateral for such costs. As of December 31, 2009, this letter of credit was cash collateralized, and was included in restricted cash in the accompanying consolidated balance sheet. Under the Amended and Restated O&M Agreement, the Company is no longer required to maintain a letter of credit and the prior letter of credit was allowed to expire in July 2010. In addition, on July 21, 2010, Iridium Satellite and Boeing entered into an agreement pursuant to which Boeing will operate and maintain Iridium NEXT (the “NEXT Support Services Agreement”). Boeing will provide these services on a time-and-materials fee basis. The term of the NEXT Support Services Agreement runs concurrently with the estimated useful life of the Iridium NEXT constellation. Iridium Satellite is entitled to terminate the agreement for convenience and without cause commencing in 2019.

Following the Acquisition, the Company incurred expenses of $41.4 million and $11.9 million relating to satellite operations and maintenance costs for the years ended December 31, 2010 and 2009, respectively, included in cost of services (exclusive of depreciation and amortization) in the accompanying consolidated statements of operations.

8. Property and Equipment

Property and equipment consisted of the following at:

	December 31, 2010	December 31, 2009
	(In thousands)
Satellite system	$347,057	$347,057
Ground system	13,644	7,039
Equipment	16,595	11,725
Internally developed software and purchased software	10,717	1,184
Building and leasehold improvements	27,720	25,890

	415,733	392,895
Less: accumulated depreciation	(97,667)	(19,363)

	318,066	373,532
Land	8,268	8,268
Construction in process:
Iridium NEXT systems under construction	226,636	—
Other construction in process	13,549	19,866

Total property and equipment, net of accumulated depreciation	$566,519	$401,666

At December 31, 2010, other construction in process consisted of assets being developed or constructed for various uses including internally developed software of $11.0 million, equipment of $2.3 million and ground system of $0.2 million.

At December 31, 2009, other construction in process consisted of assets being developed or constructed for various uses including internally developed software of $11.5 million, equipment of $6.2 million and ground system of $2.0 million.

Depreciation expense for the year ended December 31, 2010 was $78.3 million. Following the Acquisition, depreciation expense for the year ended December 31, 2009 was $19.4 million.

9. Intangible Assets

As a result of the Acquisition, the Company had identifiable intangible assets as follows:

	December 31, 2010
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030

Total		35,225	—	35,225
Definite life intangible assets:
Customer relationships - government	5 years	20,355	(5,089)	15,266
Customer relationships - commercial	5 years	33,052	(8,263)	24,789
Core developed technology	5 years	4,842	(1,210)	3,632
Intellectual property	16.5 years(1)	16,439	(268)	16,171
Software	5 years	2,025	(506)	1,519

Total		76,713	(15,336)	61,377

Total intangible assets		$111,938	$(15,336)	$96,602

(1)	Intellectual property is allocated over the estimated life of the existing satellite systems and Iridium NEXT, which averages to 16.5 years in useful lives.

	December 31, 2009
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030

Total		35,225	—	35,225
Definite life intangible assets:
Customer relationships - government	5 years	20,355	(1,018)	19,337
Customer relationships - commercial	5 years	33,052	(1,653)	31,399
Core developed technology	5 years	4,842	(242)	4,600
Software	5 years	2,025	(101)	1,924

Total		60,274	(3,014)	57,260

Total intangible assets		$95,499	$(3,014)	$92,485

Intangible assets are carried at cost less accumulated amortization. Amortization is calculated using the straight-line method over their estimated useful lives. The Company has determined the useful lives of its identified intangible assets based on its assessment of all facts and circumstances, including (i) the expected use of the asset; (ii) the expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate; (iii) any legal, regulatory, or contractual provisions that may limit the useful life; (iv) the Company’s own historical experience in renewing or extending similar arrangements (consistent with the intended use of the asset), regardless of whether those arrangements have explicit renewal or extension provisions; (v) the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment and expected changes in distribution channels); and (vi) the level of maintenance expenditures required to obtain the expected future cash flows from the asset. The weighted average amortization period of intangible assets is 7.5 years. Following the Acquisition, amortization expense for the years ended December 31, 2010 and 2009, were $12.3 million and $3.0 million, respectively.

Future amortization expense with respect to intangible assets existing at December 31, 2010, by year and in the aggregate, is as follows:

Year ending December 31,	Amount
(In thousands)
2011	$13,050
2012	13,050
2013	13,050
2014	10,036
2015	995
Thereafter	11,196

Total estimated future amortization expense	$61,377

10. Commitments and Contingencies

Thales

In June 2010, the Company, through Iridium Satellite, executed the FSD with Thales for the design and manufacture of satellites for Iridium NEXT, the effectiveness of which was contingent upon the Company securing financing for the FSD, which occurred on October 25, 2010 (see Note 5). The total price under the FSD will be approximately $2.2 billion, and the Company expects payment obligations under the FSD to extend into the third quarter of 2017.

As of December 31, 2010, the Company had made total payments of $151.8 million to Thales, which has been capitalized within property and equipment, net.

The Company’s obligations with Thales that are currently scheduled for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, are in the amounts of $343.6 million, $389.3 million, $373.2 million, $322.5 million and $313.7 million, respectively.

SpaceX

In March 2010, the Company, through Iridium Satellite, entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”), the effectiveness of which was contingent upon the Company securing financing for the FSD, which occurred on October 25, 2010 (see Note 5). The SpaceX Agreement, as amended, has a maximum price of $492.0 million.

As of December 31, 2010, the Company has made total payments of $43.7 million to SpaceX, which has been capitalized within property and equipment, net.

The Company’s obligations with SpaceX that are currently scheduled for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, are in the amounts of $0.2 million, $6.6 million, $28.7 million, $112.8 million and $172.8 million, respectively.

Supplier Purchase Commitments

The Company has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, the Company may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. The supplier will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of December 31, 2010 and 2009, the Company had $1.1 million and $1.0 million, respectively, of excess materials and the amounts were included in inventory on the accompanying consolidated balance sheets.

Unconditional purchase obligations are $215.3 million, which include the Company’s commitments with Boeing on the existing satellite system, agreement with a supplier for the manufacturing of the Company’s devices and various commitments with other vendors. Unconditional purchase obligations are scheduled for the years ending December 31, 2011, 2012, 2013, 2014 and 2015 in the amounts of $56.9 million, $41.6 million, $39.8 million, $37.9 million, and $39.1 million, respectively.

In-Orbit Insurance

Due to various contractual requirements, the Company is required to maintain a third-party in-orbit insurance policy with a de-orbiting endorsement to cover potential claims relating to operating or de-orbiting the satellite constellation. The policy covers the Company, Boeing as operator (see Note 7), Motorola (the original system architect and prior owner), contractors and subcontractors of the insured, the U.S. government and certain other sovereign nations.

The current policy has a one-year term, which expires December 12, 2011. The policy coverage is separated into Sections A and B. Liability limits for claims under each of Sections A and B are $500 million per occurrence and $1 billion in the aggregate. The deductible for claims is $250,000 per occurrence.

Section A coverage is currently in effect and covers risks in connection with in-orbit satellites. Section B coverage is effective once requested by the Company (the “Attachment Date”) and covers risks in connection with a decommissioning of the satellite system. The term of the coverage under Section B is 12 months from the Attachment Date. The premium for Section B coverage is $2.5 million and is payable on or before the Attachment Date. As of December 31, 2010, the Company had not requested Section B coverage since no decommissioning activities are currently anticipated. The balance of the unamortized premium payment for Section A coverage is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company has not accrued for any deductible amounts related to either Section A or B of the policy as of December 31, 2010, since management believes that the likelihood of an occurrence is remote.

Operating Leases

The Company leases land, office space, and office and computer equipment under noncancelable operating lease agreements. Most of the leases contain renewal options of 1 to 10 years. The Company’s obligations under the current terms of these leases extend through 2020.

Additionally, several of the Company’s leases contain clauses for rent escalation including, but not limited to, a pro-rata share of increased operating and real estate tax expenses. Rent expense is recognized on a straight-line basis over the lease term. The Company leases facilities located in Chandler, Arizona, Tempe, Arizona, Bethesda, Maryland, McLean, Virginia, Canada and Norway. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases at December 31, 2010, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2011	$3,312
2012	3,377
2013	2,951
2014	2,225
2015	2,015
Thereafter	6,094

$19,974

Rent expense for the years ended December 31, 2010, 2009 and 2008, were $4.0 million, $1.0 million and $0.1 million, respectively.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

11. Stock-Based Compensation

During 2009, the Company’s stockholders approved a stock incentive plan (the “2009 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of December 31, 2010, 8,000,000 shares of common stock have been authorized for issuance as awards under the 2009 Stock Incentive Plan. The Company did not issue stock-based awards prior to the adoption of the 2009 Stock Incentive Plan.

Stock Option Awards

The stock option awards granted to employees generally (i) have a term of ten years, (ii) vest over a four-year period with 25% vesting after the first year of service and ratably on a quarterly basis thereafter, (iii) are contingent upon employment on the vesting date, and (iv) have an exercise price equal to the fair value of the underlying shares at the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on a review of the Company’s industry peer group’s historical and implied volatility, which the Company believes is a reasonable indicator of the expected volatility of the Company’s stock. The expected term of the award was calculated using the simplified method as the Company currently does not have sufficient experience of its own option exercise patterns. The Company does not anticipate paying dividends during the expected term of the grants; therefore, the dividend rate was assumed to be zero. The risk-free interest rate assumed is based upon U.S. Treasury Bond interest rates with similar terms at similar dates.

Assumptions used in determining the fair value of the Company’s options were as follows:

	Year Ended December 31,
	2010	2009
Expected volatility	69% - 82%	69%
Expected term (years)	5.50 – 6.25	5.75 - 6.25
Expected dividends	0%	0%
Risk free interest rate	1.78% - 2.90%	2.56% -2.90%

During 2010, the Company granted approximately 0.7 million stock options to its employees and non-employee directors, and approximately 0.1 million stock options to consultants. The consultant options are subject to service vesting and vest over two-years with ratable quarterly vesting. The fair value of the consultant options is the then-current fair value attributable to the vesting portions of the awards, calculated using the Black-Scholes option pricing model.

A summary of the activity of the Company’s stock options as of December 31, 2010 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share amounts)
Options outstanding at January 1, 2010	2,636	$8.73
Granted	816	$8.58
Cancelled or expired	—	$—
Exercised	(2)	$8.73
Forfeited	(401)	$8.73

Options outstanding at December 31, 2010	3,049	$8.69	9.0	$18

Options exercisable at December 31, 2010	683	$8.67	8.9	$18

Options vested at December 31, 2010	683	$8.67	8.9	$18

Options exercisable and expected to vest at December 31, 2010	2,569	$8.69	9.0	$18

The Company recognized $4.4 million and $0.4 million of stock-based compensation expense related to these options in the year ended December 31, 2010 and 2009. To the extent the Company’s actual forfeiture rate is different from its estimate of such forfeitures, the stock-based compensation may differ in future periods.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010 and 2009 were $6.13 and $5.61 per share, respectively.

A summary of the status of the Company’s non-vested shares is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
	(In thousands, except per share amounts)
Non-vested at January 1, 2010	2,636	$5.61
Granted	816	$6.13
Vested	(685)	$5.58
Forfeited	(401)	$5.63

Non-vested at December 31, 2010	2,366	$5.80

As of December 31, 2010, the total unrecognized cost related to non-vested options was approximately $10.9 million. This cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of the shares vested during the year ended December 31, 2010 was $3.8 million.

Restricted Stock Unit Awards

During 2010, the Company granted approximately 0.1 million restricted stock units (“RSUs”) to its non-employee directors. The grant-date fair value of the RSUs is based on the closing stock price of the Company’s common stock on the date of grant. The RSUs vest over a one year period with 25% vesting on the last day of each calendar quarter.

A summary of the activity of the Company’s RSUs as of December 31, 2010 is as follows:

	RSUs	Weighted-Average Grant-Date Fair Value Per Share
	(In thousands, except per RSU amounts)
Outstanding at January 1, 2010	—	$—
Granted	106	$7.79
Cancelled or expired	—	$—
Forfeited	—	$—

Outstanding at December 31, 2010	106	$7.79

Vested at December 31, 2010	106	$7.79

The Company recognized $0.8 million of stock-based compensation expense related to these RSUs in the year ended December 31, 2010.

12. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communications services and products.

The Company derived approximately 23% and 25% of its total revenue in the years ended December 31, 2010 and 2009 (following the Acquisition), respectively, and approximately 32% and 28% of its accounts receivable balances at December 31, 2010 and 2009, respectively, from prime contracts or subcontracts with agencies of the U.S. government. The two largest commercial customers accounted for approximately19% of the Company’s total revenue for both years ended December 31, 2010 and 2009 (following the Acquisition), and approximately 19% and 18% of the Company’s accounts receivable balance at December 31, 2010 and 2009, respectively.

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

Net property and equipment by geographic area, was as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
United States	$73,170	$66,307
Satellites in orbit	260,293	329,704
Iridium NEXT systems under construction	226,636	—
All others (1)	6,420	5,655

	$566,519	$401,666

(1)	No one other country represented more than 10% of net property and equipment.

Revenue by geographic area following the Acquisition was as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
United States	$167,535	$35,762
Canada	49,203	10,241
United Kingdom	40,068	8,733
Other countries (1)	91,367	21,253

	$348,173	$75,989

(1)	No one other country represented more than 10% of revenue.

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

Financial Assets and Liabilities

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash are recorded at fair value at December 31, 2010 and December 31, 2009. The inputs used in measuring the fair value of these instruments are considered to be Level 1 in accordance with the fair value hierarchy. The fair values are based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds deposited in institutional money market mutual funds, regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks.

Short-term Financial Instruments

The fair values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities and other obligations) approximate their carrying values because of their short-term nature.

Level 3 Basis for Valuation – Note Payable

The Promissory Note is related to the Motorola Settlement (see Note 5). There is no alternative market or benchmark for this short-term Promissory Note. The Promissory Note of $23.0 million carries a fixed interest rate of 10%. In December 2010, the Company entered into an amendment with Motorola pursuant to which the Company applied the $0.8 million deposit held by Motorola pursuant to the TSA to the principal balance of the Promissory Note. As of December 31, 2010, the Company has a balance of $22.2 million in note payable in the consolidated balance sheet.

14. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ compensation. Company-matching contributions to the Plan were $1.0 million and $0.2 million for the years ended December 31, 2010 and 2009 (following the Acquisition), respectively. The Company pays all administrative fees related to the Plan.

15. Related Party Transactions

As of December 31, 2010, the Company had a $0.4 million receivable from a 5% beneficial owner in the accompanying consolidated balance sheet. The receivable resulted from federal and state tax payments submitted by the Company for Baralonco N.V. on behalf of this beneficial owner for the period prior to the Company’s purchase of 100% of the Baralonco N.V. shares. As a result of the Acquisition, Baralonco N.V. is now a wholly owned subsidiary of the Company.

The Company paid $0.1 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively, to a stockholder for the use of office space and administrative services. This arrangement was terminated as of September 30, 2009.

16. Income Taxes

U.S. and foreign components of income (loss) before income taxes are presented below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
U.S. income (loss)	$35,450	$(46,376)	$3,012
Foreign income	162	336	—

Total income (loss) before income taxes	$35,612	$(46,040)	$3,012

The components of the Company’s income tax provision (benefit) are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current taxes:
Federal provision (benefit)	$716	$(126)	$1,587
State provision	89	440	937
Foreign provision	425	76	—

Total current tax provision	1,230	390	2,524

Deferred taxes:
Federal provision (benefit)	9,553	(1,262)	(734)
State provision (benefit)	1,924	(735)	(434)
Foreign provision (benefit)	214	(47)	—

Total deferred tax provision (benefit)	11,691	(2,044)	(1,168)

Total income tax provision (benefit)	$12,921	$(1,654)	$1,356

A reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
U.S. federal statutory tax rate	$12,464	$(16,114)	$1,024
State taxes, net of federal benefit	1,388	(192)	332
Warrant exchange – nondeductible expense	—	11,941	—
Other nondeductible expenses	582	1,050	—
Foreign tax rate differential	270	180	—
Branch profit taxes	(967)	1,335	—
Foreign corporation domestication	(32)	—	—
Liability for uncertain tax positions	121	23	—
Provision to return and other adjustments	(960)	229	—
Other items	55	(106)	—

Total income tax provision (benefit)	$12,921	$(1,654)	$1,356

The components of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In thousands)
Accruals and reserves	$3,663	$2,697
Deferred revenue	3,046	—
Inventory	892	(1,642)
Prepaid expenses	(747)	—
Net operating losses	—	182
Tax credits	—	1,177
Other	(1,070)	67

Total net current deferred tax assets	5,784	2,481

Fixed assets and intangibles	(88,299)	(109,428)
Accruals and reserves	17,603	8,674
Research and development expenditures	(44,872)	—
Net operating loss	12,019	—
Deferred revenue	—	5,384
Tax credits	1,263	—
Transaction costs	401	3,056
Foreign net operating losses	1,214	1,180
Other	1,157	(1,012)
Valuation allowance	(1,214)	(1,180)

Total net non-current deferred tax liabilities	(100,728)	(93,326)

Total net deferred income tax liabilities	$(94,944)	$(90,845)

The Company’s liability for uncertain tax positions includes unrecognized tax benefits related to certain U.S. and foreign transfer pricing adjustments and taxable presence in certain foreign jurisdictions.

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

As of December 31, 2010, the Company had deferred tax assets related to cumulative U.S., state and foreign net operating loss carryforwards for income tax reporting purposes of approximately $10.7 million, $1.3 million and $1.2 million, respectively. These net operating loss carryforwards expire in various amounts beginning in 2016 through 2030. The Company believes that the U.S. and state net operating losses will be utilized before the expiration dates and as such no valuation allowance has been established for these deferred tax assets. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of alternative minimum taxes, changes in the Company’s ownership and any limitations imposed by the states in which the Company operates. However, the Company does not expect to utilize its foreign net operating losses within the respective carryforward periods, and the Company has established a full valuation allowance on this deferred tax asset of $1.2 million.

As of December 31, 2010, the Company also has approximately $0.5 million of deferred tax assets related to research and development tax credits that expire in various amounts beginning in 2028 through 2029 as well as $0.8 million of deferred tax assets related to Alternative Minimum Tax credits which do not expire. The Company believes that these deferred tax assets will be will be utilized within the carryforward period.

The Company’s foreign subsidiary, Baralonco N.V., is a Curacao, Netherlands Antilles entity. This entity benefits from a tax holiday on its taxable income in Curacao which expired on December 31, 2010. As the Company domesticated Baralonco into the U.S. as of December 31, 2010, it is no longer subject to Curacao, Netherlands Antilles income taxation and the expiration of the tax holiday did not result in any adverse tax impact to the Company.

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

Uncertain Income Tax Positions

The Company is subject to income taxes in the U.S., various states and numerous foreign jurisdictions. Significant judgment is required in evaluating Iridium’s tax positions and determining its provision for income taxes. The Company establishes liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these liabilities in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of changes to the liability that is considered appropriate.

The amount of uncertain tax positions that would affect the effective tax rate if recognized at December 31, 2010 was $0.7 million, as compared to $0.2 million at December 31, 2009. It is anticipated that the amount of unrecognized tax benefit reflected at December 31, 2010 will not materially change in the next 12 months; any changes are not anticipated to have significant impact on the results of operations, financial position or cash flows of the Company. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2010 and 2009, any potential interest and penalties on unrecognized tax benefits were not significant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Neither the Company nor any of its subsidiaries are currently under audit by the Internal Revenue Service or by any state or foreign jurisdictions. The Company’s corporate U.S. tax returns for 2007, 2008 and 2009 remain subject to examination by tax authorities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2010	2009
	(In thousands)
Balance at January 1,	$585	$—
Increase based on liabilities assumed in the Acquisition	—	567
Change attributable to tax positions taken in a prior period	143	—
Change attributable to tax positions taken in the current period	40	18
Decrease attributable to lapse of statute of limitations	(22)	—

Balance at December 31,	$746	$585

There were no unrecognized tax benefits prior to the Acquisition.

17. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are set forth below:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$22,691	$(44,386)	$1,656
Net income allocated to participating securities	(20)	—	—

Numerator for basic net income (loss) per share	$22,671	$(44,386)	$1,656

Numerator for diluted net income (loss) per share	$22,671	$(44,386)	$1,656

Denominator:
Denominator for basic net income (loss) per share – Weighted average outstanding common shares	70,289	53,964	43,268
Dilutive effect of warrants	2,667	—	—

Denominator for diluted net income (loss) per share	72,956	53,964	43,268

Net income (loss) per share — basic	$0.32	$(0.82)	$0.04
Net income (loss) per share — diluted	$0.31	$(0.82)	$0.04

For the year ended December 31, 2010, 14.4 million warrants and 3.0 million stock options were not included in the computation of diluted net income per share as the effect would be anti-dilutive. After the balance sheet date, the Company granted a total of 1.6 million stock options and 0.1 million RSUs to employees and non-employee directors, which could have dilutive effects on diluted net income (loss) per share.

As of December 31, 2009, the Company had approximately 28.0 million warrants and 2.6 million stock options outstanding, and because there was a loss for the year ended December 31, 2009, these warrants and options were considered to be anti-dilutive in those periods and therefore were excluded from the weighted average diluted shares outstanding calculation.

Warrants issued by the Company in the initial public offering and private placement in 2008 and 2007 were contingently exercisable at the later of one year from the date of the applicable offering and the consummation of a business combination, provided, in each case, there is an effective registration statement covering the shares issuable upon exercise of the warrants. Therefore, 56.5 million shares of common stock underlying the warrants were excluded from the basic and diluted net income per share calculation for the year ended December 31, 2008.

18. Selected Quarterly Information (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2010 and 2009.

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except per share amounts)
Revenue	$81,742	$83,974	$94,527	$87,930
Operating (loss) income	$(4,470)	$5,958	$20,836	$15,036
Net (loss) income	$(1,317)	$3,200	$10,686	$10,122
Net (loss) income per common share – basic	$(0.02)	$0.05	$0.15	$0.14
Net (loss) income per common share – diluted	$(0.02)	$0.04	$0.14	$0.14

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(In thousands, except per share amounts)
Revenue	$—	$—	$—	$75,989
Operating loss	$(464)	$(328)	$(6,093)	$(6,290)
Net income (loss)	$34	$(17)	$(39,428)	$(4,975)
Net income (loss) per common share – basic and diluted	$0.00	$(0.00)	$(0.81)	$(0.07)

The quarter ended March 31, 2010 includes a $10.9 million increase in the cost of subscriber equipment sales due to higher inventory value as a result of acquisition accounting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited the accompanying consolidated balance sheets of Iridium Holdings LLC (predecessor of Iridium Communications Inc.) as of December 31, 2008 (not included herein), and the related consolidated statements of income, changes in members’ deficit and comprehensive income, and cash flows for the year then ended, and for the period from January 1, 2009 to September 29, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iridium Holdings LLC at December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended and for the period from January 1, 2009 to September 29, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

March 16, 2010

Iridium Holdings LLC – Predecessor Company

Consolidated Statements of Income

(In thousands, except per unit data)

	For the Period from January 1, 2009 to September 29, 2009	Year Ended December 31, 2008
Revenue:
Services:
Government	$56,039	$67,759
Commercial	120,706	133,247
Subscriber equipment	66,206	119,938

Total revenue	242,951	320,944
Operating expenses:
Cost of subscriber equipment sales	33,265	67,570
Cost of services (exclusive of depreciation and amortization)	58,978	69,882
Selling, general and administrative	44,505	55,105
Research and development	17,432	32,774
Depreciation and amortization	10,850	12,535
Transaction costs	12,478	7,959

Total operating expenses	177,508	245,825

Operating profit	65,443	75,119
Other (expense) income:
Interest expense, net of capitalized interest of $324 and $1,303 for the period January 1, 2009 to September 29, 2009 and the year ended December 31, 2008, respectively	(12,829)	(21,094)
Interest income and other income (expense), net	670	(146)

Total other (expense) income	(12,159)	(21,240)

Net income	$53,284	$53,879

Net income attributable to Class A Units	$36,143	$36,456
Weighted average Class A Units outstanding – basic	1,084	1,084
Weighted average Class A Units outstanding – diluted	1,168	1,098
Earnings per unit – basic	$33.34	$33.63
Earnings per unit – diluted	$31.75	$33.40

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

See accompanying notes to consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Consolidated Statements of Cash Flows

(In thousands)

	For the Period from January 1, 2009 to September 29, 2009	For the Year Ended December 31, 2008
Operating activities:
Net income	$53,284	$53,879
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,850	12,535
Other non-cash amortization and accretion	2,537	5,425
Equity and profits interest compensation	5,406	2,867
Change in certain operating assets and liabilities:
Accounts receivable, net	(5,539)	(6,193)
Inventory	8,919	(15,691)
Prepaid expenses and other current assets	2,158	(3,008)
Deferred cost of sales	—	3,408
Other noncurrent assets	935	(3,206)
Accounts payable	(2,368)	4,289
Accrued expenses and other liabilities	(7,134)	5,849
Accrued compensation and employee benefits	(2,908)	2,544
Deferred revenue	(54)	1,214
Accrued satellite operations and maintenance expense	(1,856)	(2,474)

Net cash provided by operating activities	64,230	61,438
Investing activities:
Capital expenditures	(7,698)	(13,913)

Net cash used in investing activities	(7,698)	(13,913)
Financing activities:
Payments under credit facilities	(23,327)	(27,554)
Proceeds from issuance of Convertible Subordinated Note	—	22,900
Payment of deferred financing fees	—	(1,688)
Transfers from restricted cash for letters of credit	—	2,900
Distributions to Class A and B members	—	(41,378)

Net cash used in financing activities	(23,327)	(44,820)

Net increase in cash and cash equivalents	33,205	2,705
Cash and cash equivalents, beginning of period	24,810	22,105

Cash and cash equivalents, end of period	$58,015	$24,810

Supplementary cash flow information:
Cash paid for interest	$10,704	$16,991
Supplementary disclosure of non-cash investing activities:
Leasehold incentives in the form of leasehold improvements	$—	$1,171
Property and equipment received but not paid for at period end	$2,403	$581

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

Concentrations of Credit Risk

Financial instruments that potentially subject Iridium to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of this cash is swept nightly into a money market fund with a diversified portfolio. Iridium performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers (see Note 11). Iridium maintained its cash and cash equivalents with financial institutions with high credit ratings, although at times Iridium maintained deposits in federally insured financial institutions in excess of federally insured (FDIC) limits.

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

Inventory

Inventory consists primarily of finished goods including Iridium OpenPort terminals, handsets, L-Band transceivers, data devices, related accessories, and replacement parts to be sold to customers to access Iridium services. Iridium also has raw materials from third-party manufacturers. Iridium outsources manufacturing of subscriber equipment primarily to a third-party manufacturer and purchases accessories from third-party suppliers. Iridium’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition, scrap, tooling and freight). Inventories are valued using the average cost method, and are carried at the lower of cost or market.

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

Depreciation expense was $10.9 million and $12.5 million for the 2009 Period and the year ended December 31, 2008, respectively.

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

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”) and Motorola, Inc. (“Motorola”) has the unilateral right to require the de-orbit of Iridium’s satellite constellation. In the event Iridium was required to effect a mass de-orbit, Iridium, pursuant to the amended and restated operations and maintenance agreement with Boeing (the “O&M Agreement”), would be required to pay Boeing $16.0 million, plus an amount equivalent to the premium for inception of Section B de-orbit insurance coverage ($2.5 million as of December 31, 2008). Iridium has concluded that each of the foregoing de-orbit rights meets the definition of a legal obligation and currently does not believe the U.S. government, Boeing or Motorola will exercise their respective de-orbit rights. As a result, Iridium believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote. Accordingly, Iridium has not recorded an asset retirement obligation relating to the potential de-orbit rights.

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

The following is a summary of the activity in the warranty reserve account:

	For the 2009 Period	For the Year Ended December 31, 2008
	(In thousands)
Balance at beginning of period	$(381)	$(483)
Provision	(1,256)	(318)
Utilization	976	420

Balance at end of period	$(661)	$(381)

Research and Development

Research and development costs are charged as an expense in the period in which they are incurred.

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses, primarily consisting of print media, were $0.3 million, and $0.5 million in the 2009 Period and the year ended December 31, 2008, respectively.

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

The TSA requires that Iridium use Boeing to provide continuing steady-state operations and maintenance services with respect to the satellite network operations center, telemetry, tracking and control stations and the on-orbit satellites (collectively, the “Iridium System”) (see Note 4). These services include, under certain circumstances, the removal of satellites in the constellation from operational or storage orbits and preparation for re-entry into the earth’s atmosphere. In addition, Iridium must (i) obtain and pay the premium for an in-orbit insurance policy on behalf of Boeing and certain other beneficiaries, (ii) pay the premiums for an aviation products liability insurance policy obtained by Motorola, and (iii) maintain on deposit with Motorola an amount that at all times equals 150% of the current year’s annual premium, which was $0.8 million as of December 31, 2008. In addition, pursuant to the TSA and the O&M Agreement, Motorola has the right to cause the de-orbit of the constellation upon the occurrence of certain enumerated events.

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

Iridium discounted the $6.0 million commitment fee at an imputed rate of 12.5% over 10 years, resulting in an original issue discount of $4.2 million. Iridium does not believe it is obligated to pay the product manufacturing fee noted above. See Note 18 for more information on the Motorola payables.

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

Under the O&M Agreement, Iridium incurred expenses of $37.7 million and $48.7 million relating to satellite operations and maintenance costs for the 2009 Period and for the year ended December 31, 2008, respectively.

The O&M Agreement previously provided for Boeing to receive an additional fee of 5% of any amounts distributed to Class A or Class B members of Iridium to the extent that such distributions did not constitute a return of members’ capital contributions or distributions in respect of the members’ tax liabilities. Boeing was entitled to receive, upon any sale or exchange of substantially all of the interests of the Class A and B members to an unrelated third party, 5% of the aggregate amount received by the Class A and B members. During the 2009 Period and for the year ended December 31, 2008, related amortization expense was $0.9 million and $1.2 million, respectively.

5. Credit Facility

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

Mandatory principal prepayments are required based on net cash proceeds related to debt or equity issuances and certain dispositions, as is a mandatory prepayment of 75% of excess cash flow, determined by a defined formula. Iridium must also maintain hedge agreements in order to provide interest rate protection on a minimum of 50% of the aggregate principal amounts outstanding during the first three years of the Credit Facility. As a result, Iridium entered into four interest rate swap agreements upon the closing of the Credit Facility that ranged in duration from one to four years and collectively in July 2006 provided interest rate protection on $170.0 million (see Note 12).

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

On October 17, 2008, Iridium entered into Amendment No. 1 to the first lien credit facility (“First Lien Amendment”) and Amendment No. 1 to the second lien credit facility (“Second Lien Amendment”). The First Lien Amendment and Second Lien Amendment included the consent of the respective lenders to the issuance of the Convertible Subordinated Note with Greenhill & Co. Europe Holdings Limited (see Note 6).

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

6. Convertible Subordinated Note

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

7. Motorola Note Agreement

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

Additionally, in the event of a “distribution event,” Iridium is required to pay Motorola a loan success fee equal to the amount that a holder of Class B units in Iridium constituting 5% of the total number of issued and outstanding units (both Class A and B) would have received in the distribution event. A “distribution event” means the (i) direct or indirect (a) payment of any dividend or other distribution (in the form of cash or otherwise) in respect of the equity interests of Iridium or (b) purchase, conversion, redemption or other acquisition for value or otherwise by Iridium of any equity interest in Iridium or (ii) initial public or any secondary offering by Iridium Holdings or Iridium Satellite in which any holders of equity interests in Iridium are afforded the opportunity to participate as a selling equity holder in such offering. Iridium paid Motorola $2.2 million in loan success fees as required in the year ended December 31, 2008, and $0 in the 2009 Period (see Note 10).

Finally, in addition to the above obligations, upon the first to occur of (a) any change of control (as defined in the Note Agreement) or (b) the sale of all or a material portion of Iridium Holdings or Iridium Satellite, Iridium is required to pay a cash amount equal to the lesser of (i) an amount to be determined based on a multiple of earnings before interest, taxes, depreciation, and amortization less capital contributions not returned to Class A Unit holders and the amount of the $5.0 million commitment fee discussed above which has been or is concurrently being paid and (ii) the value of the consideration that a holder of Class B Units in Iridium constituting 5% of the total number of issued and outstanding units (both Class A and B) would receive in the transaction. See Note 18 for information on Motorola’s complaint against Iridium in 2010.

8. Commitments and Contingencies

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

Rent expense for the 2009 Period and the year ended December 31, 2008 was $1.4 million and $1.5 million, respectively. In 2008, the Company commenced the lease of a new corporate facility in Tempe, Arizona. The facility will be used primarily for administrative purposes and is approximately 25,500 square feet. The lease term will expire in March 2016.

Contingencies

From time to time, in the normal course of business, Iridium is party to various pending claims and lawsuits. Other than the Motorola action described in Note 18, Iridium is not aware of any such actions that Iridium would expect to have a material adverse impact on Iridium’s business, financial results or financial condition.

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

9. Equity Based Compensation

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

Equity Compensation

During the 2009 Period and the year ended December 31, 2008, Iridium recognized $2.6 million and $2.0 million, respectively, of equity-based compensation expense related to the interests granted to certain key employees. At December 31, 2008, there was $3.0 million of unrecognized compensation expense related to non-vested equity-based compensation awards that was to be recognized over a weighted-average period of approximately one year.

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

During the 2009 Period and for the year ended December 31, 2008, Iridium recognized $2.8 million and $0.9 million, respectively, of compensation expense related to profits interests. As of December 31, 2008, there was $1.6 million of unrecognized compensation expense related to non-vested profits interests awards that was to be recognized over a weighted-average period of approximately 1.7 years. Iridium will re-measure its liabilities under these payment arrangements at each reporting date until the profits interests are terminated or otherwise settled. As a result of the Acquisition, certain employee share-based awards and certain other employee benefits were automatically accelerated in vesting and full payment of this profits interests was made. As of September 29, 2009, the closing date of the Acquisition, there were no grants of profits interests outstanding.

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

10. Members’ Equity

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

Class B Units— Pursuant to the LLC Agreement, members holding Class B Units have rights that expressly exclude any right to vote for or appoint directors. Additionally, Class B members receive no distributions until such time as the Class A members have received the return of their full capital contributions. Distributions to certain Class B members are also subject to limitations regarding vesting conditions and satisfaction of threshold amounts (see Note 9). The Board may issue additional Class B Units provided, however, that without the approval of two-thirds of the number of votes entitled to be cast by the directors, the number of Class B Units issued or reserved for issuance may not exceed a certain percentage of the total number of Class A Units and Class B Units then issued or reserved for issuance.

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

It is Iridium’s intent to distribute to all of the members such amounts as the Board from time to time determines are necessary to defray the federal, state, and local income tax liabilities incurred by the members as a result of including in their gross income their distributive share of Iridium’s income and gain. However, Iridium’s Credit Facility (see Note 5) contains covenants that restrict the amount of distributions Iridium can make to its members.

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

No distribution was made to Class A or B members in the 2009 Period. In 2008, Iridium made distributions of $41.8 million to Class A and B members on a pro-rata basis.

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

11. Segments, Significant Customers, Supplier, and Service Providers and Geographic Information

Iridium operates in one segment, providing global satellite communications services and products.

Iridium derived approximately 23% and 21% of its total revenue during the 2009 Period and for the year ended December 31, 2008, respectively, from agencies of the U.S. government. Iridium’s two largest commercial customers accounted for 23% and 28% of total revenue for the 2009 Period and for the year ended December 31, 2008, respectively.

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

Revenue by geographic area was as follows:

	For the 2009 Period	For the Year Ended December 31, 2008
	(In thousands)
United States	$115,901	$155,923
Canada	37,087	55,271
United Kingdom	23,461	25,516
Other countries (1)	66,502	84,234

	$242,951	$320,944

(1)	No one other country represented more than 10% of revenue for any of the periods presented.

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

12. Fair Value Measurements

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

13. Employee Benefit Plan

Iridium sponsors a defined-contribution 401(k) retirement plan (“Plan”) that covers all employees of Iridium. Employees are eligible to participate in the Plan on the first of the month following date of hire, and participants are 100% vested from the date of eligibility. Iridium matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ compensation. Company-matching contributions to the Plan were $0.8 million and $0.8 million for the 2009 Period and for the year ended December 31, 2008, respectively. Iridium pays all administrative fees related to the Plan.

14. Indemnification Agreement

Iridium Satellite, Boeing, Motorola and the U.S. government entered into an indemnification agreement, effective December 5, 2000, that provides, among other things, that: (a) Iridium Satellite will maintain satellite liability insurance (see Notes 4 and 8); (b) Boeing will maintain aviation and space liability insurance; and (c) Motorola will maintain aviation products – completed operations liability insurance. Pursuant to the indemnification agreement, the U.S. government may, in its sole discretion, require Iridium, Boeing or either of them to immediately de-orbit the Iridium satellites at no expense to the U.S. government upon the occurrence of certain enumerated events. However, management does not believe the U.S. government will exercise this right.

15. Related Party Transactions

A non-voting board member served on the Board of Directors of Iridium and was an employee of Wiley Rein LLP as of December 31, 2008 and through the date of the Acquisition in 2009. Wiley Rein LLP provides services to Iridium. For the 2009 Period, total fees paid to Wiley Rein LLP were $2.2 million. As of December 31, 2008, the amount owed to Wiley Rein LLP was $0.3 million.

16. Earnings Per Unit Attributable to Class A Units

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

	For the 2009 Period	For the Year Ended December 31, 2008
	(In thousands except per unit data)
Numerator:
Net income	$53,284	$53,879
Adjustments for Class B Units earnings participation	(17,141)	(17,423)

Net income attributable to Class A Units, basic	36,143	36,456
Adjustment for interest on Note	936	208

Net income attributable to Class A Units, diluted	$37,079	$36,664

Denominator:
Weighted-average Class A Units outstanding, basic	1,084	1,084
Units from assumed conversion of Note	84	14

Weighted-average Class A Units outstanding, diluted	1,168	1,098

Earnings per unit:
Basic	$33.34	$33.63
Diluted	$31.75	$33.40

17. Selected Quarterly Information (Unaudited)

	For the 2009 Period
	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	For the Period from July 1, 2009 to September 29, 2009
	(In thousands)
Total revenue	$75,789	$82,705	$84,457
Operating profit	$14,425	$32,663	$18,355
Net income	$9,718	$28,600	$14,966
Net income attributable to Class A Units	$6,592	$19,399	$10,152
Earnings per unit - basic	$6.08	$17.90	$9.37
Earnings per unit - diluted	$5.91	$16.88	$8.96

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

18. Subsequent Events

Iridium Communications Inc. assumed and paid all outstanding amounts for Iridium’s first and second lien credit facilities on September 30, 2009, following the Acquisition on September 29, 2009. The Note was converted into 1,995,629 shares of Iridium Communications Inc.’s common stock on October 24, 2009 and is no longer outstanding.

On February 9, 2010, Motorola filed a complaint against Iridium to seek recovery of the commitment fee (see Note 3) and the loan success fee under the Note Agreement (see Note 7) in an aggregate amount they allege is at least $24.7 million. However, the outcome of such complaint is uncertain; therefore, an estimate of the contingency cannot be made at this time.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP has issued an attestation report on our internal control over financial reporting as of December 31, 2010. This report is included in the Report of Independent Registered Public Accounting Firm herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iridium Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Iridium Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iridium Communications Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 7, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors, and their ages as of February 25, 2011, are as follows:

Name	Age	Position
Matthew J. Desch	53	Director and Chief Executive Officer
Thomas J. Fitzpatrick	53	Chief Financial Officer
Lt. Gen. John H. Campbell (Ret.)	63	Executive Vice President, Government Programs, Iridium Satellite
Cynthia C. Cann	43	Vice President and Controller, Iridium Satellite
Gregory C. Ewert	49	Executive Vice President, Sales, Global Distribution Channels, Iridium Satellite
John M. Roddy	56	Executive Vice President, Global Operations and Product Development, Iridium Satellite
S. Scott Smith	52	Executive Vice President, Iridium NEXT
Donald L. Thoma	49	Executive Vice President, Marketing, Iridium Satellite
Robert H. Niehaus	55	Director and Chairman
J. Darrel Barros	50	Director
Scott L. Bok	51	Director
Thomas C. Canfield	55	Director
Brigadier Gen. Peter M. Dawkins (Ret.)	72	Director
Terry L. Jones	64	Director
Alvin B. Krongard	74	Director
Steven B. Pfeiffer	64	Director
Parker W. Rush	51	Director

Executive Officers

Matthew J. Desch, age 53. Mr. Desch has been our Chief Executive Officer and a member of our Board of Directors since the Acquisition in September 2009. Mr. Desch previously served as Chief Executive Officer of Iridium Holdings from August 2006 to September 2009. Before that, he was Chief Executive Officer of Telcordia Technologies, Inc., or Telcordia, a telecom software services provider, from 2002 to November 2005. Prior to Telcordia, he spent 13 years at Nortel Networks Corporation, or Nortel, including as President for its global wireless networks business from 1996 to 1999, and as President of Global Carriers, responsible for all carrier customers outside of North America, from 1999 until he left in March 2000. Mr. Desch served on the Board of Directors of Starent Networks, Corp. from 2005 until late 2009 and served on the Board of Directors of Airspan Networks, Inc. from 2000 to 2009. He has a Bachelor of Science in Computer Science from The Ohio State University and a Master of Business Administration from the University of Chicago. Our Board of Directors has concluded that Mr. Desch should serve on the Board based on his deep knowledge of our company gained from his position as our Chief Executive Officer and previously as the Chief Executive Officer of Iridium Holdings, as well as his extensive experience in the telecommunications industry.

Thomas J. Fitzpatrick, Age 53. Mr. Fitzpatrick has served as our Chief Financial Officer since April 2010. Previously, from 2002 to December 2009, Mr. Fitzpatrick was Executive Vice President and Chief Financial Officer of Centennial Communications Corp., a publicly traded telecommunications company acquired by AT&T in November 2009. Prior to that, Mr. Fitzpatrick was Chief Financial Officer of private and publicly traded companies in the telecommunications and technology industries and a Vice President at Bell Atlantic Corporation (now Verizon). Mr. Fitzpatrick graduated with a Bachelor of Business Administration degree from Pennsylvania State University and a Master of Business Administration degree from Villanova University. Mr. Fitzpatrick is a director of The Telx Group, Inc. Mr. Fitzpatrick is also a Certified Public Accountant.

Lt. Gen. John H. Campbell (Ret.), Age 63. Lieutenant General Campbell, U.S. Air Force (Retired), has served as Executive Vice President, Government Programs of Iridium Satellite since November 2006. Prior to that, from 2004 to November 2006, he served as Principal, Defense and Intelligence, for Applied Research Associates (ARA). General Campbell joined ARA after retiring from the United States Air Force after a 32-year career. In the United States Air Force, he served in a variety of operational and staff assignments around the world. From 1998 to 2000, he was Vice Director of the Defense Information Systems Agency and was the first commander of the Joint Task Force – Computer Defense Network. From 1997 to 1998, he served on the Joint Staff as Deputy Director for Operations. Between 1971 and 1997, General Campbell served around the world in a variety of operational assignments as an F-15 and F-16 fighter pilot and commander. General Campbell is the recipient of numerous military and intelligence community awards, including the Defense Distinguished Service Medal, the Legion of Merit, the Air Medal, the National Imagery and Mapping Agency Award, the National Reconnaissance Distinguished Medal, and the National Security Agency Award. He is a graduate of the University of Kentucky with a Bachelor of Computer Science degree and a Master of Business Administration degree.

Cynthia C. Cann, Age 43. Ms. Cann has served as Vice President and Controller of Iridium Satellite since January 2009. Prior to that, Ms. Cann served in BearingPoint, Inc.’s State and Local Business Unit as Controller from May 2005 to December 2007, and as Head of Operations from January 2008 to January 2009. Prior to BearingPoint, Ms. Cann served as a consultant for KPMG LLP from January 2005 to May 2005. Ms. Cann graduated with a Bachelor of Science degree in Accounting from the Virginia Polytechnic Institute and State University and received a six-month certification from the Georgetown University International Master of Business Administration Program. Ms. Cann is also a Certified Public Accountant.

Gregory C. Ewert, Age 49. Mr. Ewert has served as the Executive Vice President Sales, Global Distribution Channels of Iridium Satellite since 2004. Prior to joining Iridium Satellite, he served as Executive Vice President for Marketing, Sales, Product Development, Business Development and Customer Service for COMSAT International from 2002 to 2004. Prior to COMSAT, from 1998 to 2002 he held executive positions within Teleglobe Inc., ranging from Vice President and General Manager of Carrier and Emerging Markets to Senior Vice President of Global Data Services. In 2002, Teleglobe filed for bankruptcy. Before Teleglobe, Mr. Ewert worked for Sprint Corporation from 1987 to 1997, where he held various positions including President of Sprint International of Canada. Mr. Ewert holds a Bachelor of Finance degree from Canisius College in Buffalo, New York.

John M. Roddy, Age 56. Mr. Roddy has served as Executive Vice President Global Operations and Product Development of Iridium Satellite since 2006. Prior to joining Iridium Satellite, he held numerous executive positions at Telcordia Technologies from 2003 to 2006, including President, Telcordia Global Services; Senior Vice President, Global Operations; and Chief Information Officer. Prior to joining Telcordia Technologies, at Nortel he was Vice President and General Manager of the Carrier Professional Services Business Unit from 1999 to 2001. Prior to that, he was Vice President, Technology and Director, Ottawa Laboratories for Public Carrier Networks from 1997 to 1998. He also held the position of Vice President, Canadian Technocal Services and Global Product Support from 1993 to 1996. He holds a Master of Business Administration degree from McMaster University in Hamilton, Canada.

S. Scott Smith, Age 52. Mr. Smith has served as the Executive Vice President, Iridium NEXT since April 2010. Mr. Smith previously served as Chief Operating Officer of DigitalGlobe Inc. from January 2006 through March 2010. From 1995 to January 2006, he held various positions at Space Imaging Inc., most recently as Executive Vice President, Sales, Engineering and Operations. Prior to this, Mr. Smith held various engineering and management positions for Lockheed Missiles & Space Company. Mr. Smith is currently a member of the Board of Directors of SkyBox Imaging, Inc., located in Mountain View, California. Mr. Smith holds a Bachelor of Science degree in Aerospace Engineering from Syracuse University and a Master of Science degree in Aeronautical and Astronautical Engineering from Stanford University.

Donald L. Thoma, Age 49. Mr. Thoma has served as the Executive Vice President Marketing of Iridium Satellite since May 2008. Prior to that time, Mr. Thoma served as Executive Vice President Corporate Development from November 2006 to May 2008, as Executive Vice President Vertical Markets from November 2004 to November 2006, and prior to that as Executive Vice President Data Services. From 2001 to 2002, Mr. Thoma served as Vice President of Marketing and Business Development for ObjectVideo, Inc. From 1992 to 2000, he held various positions of responsibility for ORBCOMM, ranging from Senior Director of Transportation to Founder and General Manager of the Vantage Tracking Solutions business unit, and Vice President, Business Development. Prior to ORBCOMM, from 1988 to 1990, he was the Director of Integration and Launch Operations for Orbital Sciences Corporation. Previously, he served as a Captain in the United States Air Force Space Division from 1983 to 1988. Mr. Thoma holds a Bachelor of Aeronautical Engineering degree from Rensselaer Polytechnic Institute, a Master of Aerospace Engineering degree from the University of Southern California, and a Master of Business Administration degree from the Harvard Business School.

Non-Employee Directors

Robert H. Niehaus, Age 55. Mr. Niehaus has served as a member of our Board of Directors since our inception and has served as our Chairman since September 2009. Mr. Niehaus also served as our Chief Executive Officer for a brief period in September 2009. He has been the Chairman of Greenhill Capital Partners since June 2000. Mr. Niehaus has been a member of Greenhill’s Management Committee since its formation in January 2004. Mr. Niehaus joined Greenhill & Co., Inc. in January 2000 as a Managing Director to begin the formation of Greenhill Capital Partners. He currently serves as an Advisory Director of Greenhill & Co., Inc. and Chairman of GCP Capital Partners Holdings LLC. Prior to joining Greenhill, Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a Managing Director in the merchant banking department from 1990 to 1999. Mr. Niehaus was Vice Chairman and a director of the Morgan Stanley Leveraged Equity Fund II, L.P., a $2.2 billion private equity investment fund, from 1992 to 1999, and was Vice Chairman and a director of Morgan Stanley Capital Partners III, L.P., a $1.8 billion private equity investment fund, from 1994 to 1999. Mr. Niehaus was also the Chief Operating Officer of Morgan Stanley’s merchant banking department from 1996 to 1998. Mr. Niehaus currently serves as a director of Heartland Payment Systems, Inc. and previously served as a director of the following publicly held companies: American Italian Pasta Company from 1992 to January 2008, Crusader Energy Group Inc. from July 2008 to July 2009, EXCO Resources Inc. from November 2004 to June 2009, Global Signal, Inc. from October 2002 until its merger with Crown Castle International Corp. in January 2007, and Crown Castle International Corp. from January 2007 to July 2007. Mr. Niehaus is a graduate of Princeton University and the Harvard Business School, from which he graduated with high distinction as a Baker Scholar. Our Board of Directors has concluded that Mr. Niehaus should serve on the Board and on the Compensation Committee based on his extensive corporate management experience, his financial expertise and his experience in working with telecommunications companies.

J. Darrell Barros, Age 50. Mr. Barros has served on our Board of Directors since September 2009. Mr. Barros has served as the President of Syndicated Communications, Inc., a private equity fund focused on media and communications, since 2006. He also has served as President of VGC, PC, a Washington, DC based law firm specializing in private equity and early-stage investments, from 2003 to the present. Mr. Barros also served as a corporate and securities attorney in the venture capital practice group of DLA Piper US LLP from 1997 to 2003. He is currently Executive Chairman of Haven Media Group, LLC, a music-media company, and Chairman of Prestige Resort Properties, Inc., a resort and hospitality company. Mr. Barros is also a director of Maya Cinemas. Mr. Barros received a Bachelor of Science degree from Tufts University, a Master in Business Administration from the Amos Tuck School of Business in Dartmouth College, and a Juris Doctorate degree from the University of Michigan. Our Board of Directors has concluded that Mr. Barros should serve on the Board and on the Audit Committee based on his extensive experience in working with technology companies and his financial management experience.

Scott L. Bok, age 51. Mr. Bok has served on our Board of Directors since our inception. He also served as our Chairman and Chief Executive Officer from our formation in November 2007 until September 2009. Separately, Mr. Bok has served as Chief Executive Officer of Greenhill & Co., Inc., since October 2007, served as its U.S. President between January 2004 and October 2007 and has been a member of its Management Committee since its formation in January 2004. In addition, Mr. Bok has been a director of Greenhill since its incorporation in March 2004. Mr. Bok joined Greenhill as a Managing Director in February 1997. Before joining Greenhill, Mr. Bok was a Managing Director in the mergers, acquisitions and restructuring department of Morgan Stanley & Co. Inc. where he worked from 1986 to 1997. From 1984 to 1986, Mr. Bok practiced mergers and acquisitions and securities law in New York with Wachtell, Lipton, Rosen & Katz. Mr. Bok was previously a member of the Board of Heartland Payment Systems, Inc., from 2001 to 2008. Mr. Bok is a graduate of the University of Pennsylvania’s Wharton School. He holds a Juris Doctorate from the University of Pennsylvania Law School. Our Board of Directors has concluded that Mr. Bok should serve on the Board and on the Nominating and Corporate Governance Committee based on his extensive corporate management experience and his financial expertise.

Thomas C. Canfield, Age 55. Mr. Canfield has served on our Board of Directors since our inception. Mr. Canfield has served as Senior Vice President-General Counsel & Secretary of Spirit Airlines since October 2007. Previously, Mr. Canfield was General Counsel of Point Blank Solutions, Inc. and was Chief Executive Officer and Plan Administrator for AT&T Latin America Corp. Prior to assuming those roles, Mr. Canfield was General Counsel and Secretary of AT&T Latin America following its acquisition by FirstCom Corporation. AT&T Latin America Corp. filed bankruptcy in April 2003. Mr. Canfield became General Counsel of FirstCom in May 2000. Prior to joining FirstCom, Mr. Canfield was Counsel in the New York office of Debevoise & Plimpton LLP, where for nine years he practiced in the areas of corporate, securities and international transactions. Mr. Canfield previously served as a member of the Board of Directors of Tricom SA from 2004 until 2010 and as a member of the Board of Directors of Birch Telecom Inc. from 2006 to 2008. Our Board of Directors has concluded that Mr. Canfield should serve on the Board and on the Audit Committee based on his management experience in the telecommunications industry and his particular familiarity with serving on the boards of technology companies.

Brigadier Gen. Peter M. Dawkins (Ret.), age 72. Brigadier General Dawkins, U.S. Army (Retired), has served on our Board of Directors since October 2009. Gen. Dawkins has been a Senior Partner at Flintlock Capital Asset Management LLC since July 2009. Gen. Dawkins is currently a member of the advisory board of Wilmington Trust FSB. He is also Founder and Principal of ShiningStar Capital LLC, or ShiningStar, which he founded in May 2008. Prior to founding ShiningStar, Gen. Dawkins was Vice Chairman of Global Wealth Management for Citigroup Inc., or Citigroup, from August 2007 to May 2008, Vice Chairman of the Citigroup Private Bank from 2000 to August 2007, and Executive Vice President and Vice Chairman of The Travelers Companies, Inc. during an eleven-year tenure with the firm. Previously, from 1991 to 1996, he served as Chairman and Chief Executive Officer of Primerica Financial Services, Inc., and earlier served as head of the U.S. consulting practice of Bain & Company Inc. Gen. Dawkins began his career in the private sector as head of the Public Financing Banking division of Lehman Brothers Holdings Inc. A 1959 graduate of West Point, Dawkins served in the U.S. Army for 24 years. He was promoted to Brigadier General in 1981. Gen. Dawkins holds a Ph.D. and Master’s degree from the Woodrow Wilson School at Princeton University. He was selected as a Rhodes Scholar and studied at Oxford University from 1959 through 1962. Our Board of Directors has concluded that Gen. Dawkins should serve on the Board based on his extensive corporate management experience, his military experience and his financial expertise.

Terry L. Jones, age 64. Mr. Jones has served on our Board of Directors since the Acquisition in September 2009 and served on the Board of Directors of Iridium Holdings from 2001 to September 2009. Mr. Jones is the Managing Member of the General Partner of Syndicated Communications Venture Partners IV, L.P. and the Managing Member of Syncom Venture Management Co., LLC. Prior to joining Syncom in 1978, he was co-founding stockholder and Vice President of Kiambere Savings and Loan in Nairobi, and a lecturer at the University of Nairobi. He also worked as a Senior Electrical Engineer for the Westinghouse Electric Corporation, Aerospace Division, and Litton Industries Corp. He is a member of the Boards of Directors of Radio One, Inc. and PKS Communications, Inc. He formerly served on the Board of the Southern African Enterprise Development Fund, and is on the Board of Trustees of Spellman College. Mr. Jones received a Bachelor of Science degree in Electrical Engineering from Trinity College, a Master of Science degree in Electrical Engineering from George Washington University and a Masters of Business Administration from Harvard University. Our Board of Directors has concluded that Mr. Jones should serve on the Board and on the Compensation and Nominating and Corporate Governance Committees based on his extensive corporate management experience and, as a long-term member of the Board of Iridium Holdings, his deep knowledge of our company.

Alvin B. Krongard, age 74. Mr. Krongard has served as a member of our Board of Directors since the Acquisition in September 2009 and served as a member of the Board of Directors of Iridium Holdings from 2006 to September 2009. Since 2004, Mr. Krongard has been pursuing personal interests. In 1991, Mr. Krongard was elected Chief Executive Officer of Alex. Brown Incorporated, or Alex. Brown, an investment banking firm, and in 1994, he became Chairman of the Board of Directors of Alex. Brown. Mr. Krongard also served as Vice Chairman of the Board of Directors of Bankers Trust Company N.A. from 1997 to 1998, in addition to holding other financial industry posts. He served as Counselor to the Director of the U.S. Central Intelligence Agency from 1998 to 2001, and then as Executive Director of the CIA from 2001 to 2004. Mr. Krongard served on the Board of Directors of PHH Corporation from January 2005 to June 2009. He serves on the Board of Directors of Under Armour, Inc., and as Vice Chairman of The Johns Hopkins Health System Corporation. Mr. Krongard received a Bachelor of Arts degree with honors from Princeton University and a Juris Doctorate degree from the University of Maryland School of Law. Our Board of Directors has concluded that Mr. Krongard should serve on the Board and on the Compensation and Nominating and Corporate Governance Committees based on his extensive corporate management experience, his experience leading an agency of the U.S. government and, as a member of the Board of Iridium Holdings, his deep knowledge of our company.

Steven B. Pfeiffer, Age 64. Mr. Pfeiffer has served on our Board of Directors since September 2009 and served on the Board of Directors of Iridium Holdings from 2001 to September 2009. Mr. Pfeiffer has been a partner in the law firm of Fulbright & Jaworski LLP since 1983 and has served as the elected Chair of the firm’s Executive Committee since 2003. He previously served as the Partner-In-Charge of the Washington, DC and London offices, and headed the firm’s International Department. Mr. Pfeiffer is also a Non-Executive Director of Barloworld Limited (a public company, on whose Compensation, Nominating and General Purposes Committee he serves) in South Africa, Chairman Emeritus of Wesleyan University, a Trustee of The Africa-America Institute in New York, a Director of Project HOPE in Washington, D.C., and a Director of the NAACP Legal Defense and Educational Fund, Inc. Mr. Pfeiffer received a Bachelor of Arts degree from Wesleyan University in Middletown, Connecticut and studied at Oxford University as a Rhodes Scholar, completing a Bachelor of Arts degree and a Masters degree in jurisprudence. He also holds a Masters degree in Area Studies (Africa) from the School of Oriental and African Studies of the University of London and holds a Juris Doctorate degree from Yale University. Mr. Pfeiffer served as an officer on active and reserve duty in the U.S. Navy. Our Board of Directors has concluded that Mr. Pfeiffer should serve on the Board and on the Compensation Committee based on his extensive corporate management experience, his experience in working with technology companies, and, as a long-term member of the Board of Iridium Holdings, his deep knowledge of our company.

Parker W. Rush, age 51. Mr. Rush has served on our Board of Directors since our inception. Mr. Rush has served as the President and Chief Executive Officer and as a member of the Board of Directors of Republic Companies, Inc., or Republic, a provider of property and casualty insurance, since December 2003. Prior to his employment with Republic, Mr. Rush served as a Senior Vice President and Managing Director at The Chubb Corporation and in various other capacities since February 1980. Mr. Rush also serves as a member of the Boards of Directors for American Independent Insurance Company and ArtBanc International, Ltd., Inc. Mr. Rush is also an Advisory Board Member for the Dallas/Ft. Worth Salvation Army. Our Board of Directors has concluded that Mr. Rush should serve on the Board and on the Audit Committee based on his extensive corporate management experience and his financial expertise, including his qualification as an audit committee financial expert under SEC guidelines.

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

MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors met five times during 2010. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he served that were held during the year.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

Our Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for 2010 for each of the Board committees:

Name	Audit		Compensation		Nominating and Corporate Governance
Robert H. Niehaus			X
J. Darrel Barros	X
Scott L. Bok					X	*
Thomas C. Canfield	X
Terry L. Jones			X		X
Alvin B. Krongard			X		X
Steven B. Pfeiffer			X	*
Parker W. Rush	X	*
Total meetings in 2010	7		5		1

*	Committee Chairperson

Below is a description of each committee of our Board of Directors. The Board of Directors has determined that each member of each committee is independent within the meaning of the NASDAQ listing standards and that each member is free of any relationship that would impair his individual exercise of independent judgment with regard to us.

AUDIT COMMITTEE

The Audit Committee of our Board of Directors was established by the Board to oversee our corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our audit engagement team as required by law; reviews and approves or rejects transactions between us and any related persons; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and meets to review our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm. The Audit Committee is composed of Messrs. Rush (Chairman), Barros and Canfield. In 2010, the Audit Committee met seven times. The Audit Committee has adopted a written charter that is available to stockholders on our website at http://investor.iridium.com/governance.cfm.

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

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2010 with management of Iridium Communications Inc. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board, or PCAOB, in Rule 3200T. The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the audit committee concerning independence, and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the year ended December 31, 2010.

Respectfully submitted,
AUDIT COMMITTEE
Parker W. Rush, Chairman
J. Darrel Barros Thomas C. Canfield

COMPENSATION COMMITTEE

Our Compensation Committee is composed of Messrs. Pfeiffer (Chairman), Jones, Krongard and Niehaus. All members of our Compensation Committee are independent within the meaning of the NASDAQ listing standards. In 2010, the Compensation Committee met five times. The Compensation Committee has adopted a written charter that is available to stockholders on our website at http://investor.iridium.com/governance.cfm.

The Compensation Committee acts on behalf of the Board to oversee our compensation policies, plans and programs, including with respect to salary, long-term incentives, bonuses, perquisites, equity incentives, severance arrangements, retirement benefits and other employee benefits, and to review and determine the compensation to be paid to our executive officers and directors.

Our Compensation Committee also reviews with management our Compensation Discussion and Analysis and considers whether to approve its inclusion in proxy statements and other filings.

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

During 2010, our Compensation Committee engaged a compensation consultant, Frederic W. Cook & Co., Inc., to perform the services described in “Executive Compensation—Compensation Discussion and Analysis—Use of Compensation Consultant.”

Report of the Compensation Committee of the Board of Directors

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee approved the inclusion of the Compensation Discussion and Analysis in this Annual Report on Form 10-K.

Respectfully submitted,

COMPENSATION COMMITTEE

Steven B. Pfeiffer, Chairman
Terry L. Jones Alvin B. Krongard Robert H. Niehaus

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying, reviewing and evaluating candidates to serve as our directors, consistent with criteria approved by the Board, reviewing and evaluating incumbent directors, recommending to the Board for selection candidates for election to the Board of Directors, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board, and developing a set of corporate governance principles for us. The Nominating and Corporate Governance Committee is composed of Messrs. Bok (Chairman), Jones and Krongard. All members of the Nominating and Corporate Governance Committee are independent within the meaning of the NASDAQ listing standards. During 2010, the Nominating and Corporate Governance Committee met once. The Nominating and Corporate Governance Committee has adopted a written charter that is available to stockholders on our website at http://investor.iridium.com/governance.cfm.

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

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: c/o Iridium Communications Inc., 1750 Tysons Blvd., Suite 1400, McLean, VA 22102, Attn: Secretary not less than 90 days but not more than 120 days prior to the anniversary date of the last annual meeting of stockholders. Submissions must include the name and address of the stockholder making the recommendation, the number of shares of our common stock beneficially owned by such stockholder as of the date of the submission, the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information for the nominee and a description of the proposed nominee’s qualifications as a director. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Our Board has adopted a formal process by which stockholders may communicate with the Board or any of its directors. Stockholders who wish to communicate with the Board or an individual director may send a written communication to the Board or such director addressed to our Secretary at 1750 Tysons Blvd., Suite 1400, McLean, VA 22102. Each communication must set forth:

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were timely complied with.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices for the following executives, who are referred to in this Compensation Discussion and Analysis and in the subsequent tables as our named executive officers:

•	Matthew J. Desch, our chief executive officer;

•	Thomas J. Fitzpatrick, our chief financial officer;

•	Eric H. Morrison, our former chief financial officer and current senior vice president, Iridium NEXT financing and planning, Iridium Satellite;

•	John S. Brunette, our former chief legal and administrative officer;

•	Gregory C. Ewert, executive vice president of global distribution channels, Iridium Satellite; and

•	John M. Roddy, executive vice president of global operations and product development, Iridium Satellite.

Executive Summary

Our executive compensation program allows us to recruit, motivate, reward and retain high quality talent that is instrumental in helping us achieve strong financial performance in a challenging macroeconomic environment. Our Compensation Committee believes that our executive compensation program is not only effective at motivating our executives to achieve our corporate performance goals, but also reasonable in light of compensation paid at our peer group companies, and responsible in that it encourages our named executive officers to work for meaningful stockholder returns, without taking unnecessary or excessive risks.

The highlights of our 2010 executive compensation program include:

•

The Compensation Committee decided that 100% of our named executive officers’ variable cash incentive compensation for 2010 should be dependent upon the achievement of specific pre-established performance goals.

•

Our variable cash incentive program paid out at 120% of the target amount of awards, reflecting our achievement of (i) $351.5 million in revenue (GAAP revenue excluding purchase accounting adjustments), (ii) $158.9 million in Operational EBITDA, (iii) completion of the financing package for the development of Iridium NEXT, (iv) the early and successful launch of the Iridium 9602 data modem and (v) the sale of more than a specified number of short-burst data units in 2010.

•

Our equity program for our named executive officers consisted of stock options granted in November 2009 with exercise prices equal to 100% of the fair market value of our common stock on the date of grant, with vesting over four years based on continued service. This program promotes retention while encouraging our named executive officers to focus on driving stockholder value and stock appreciation over multiple years.

•

We amended our executives’ employment agreements to provide for a more standardized, internally consistent set of severance benefits. These agreements do not provide any “golden parachute” tax gross ups, and cash severance payments under these agreements do not exceed twice the executive’s annual target cash compensation.

•

Neither our executive employment agreements nor our stock plans provide for automatic “single trigger” benefits upon a change in control; instead, our employment agreements provide for “double trigger” cash and equity severance rights, and our stock plans provide for discretionary vesting of executives’ equity awards upon a change in control transaction.

Objectives of Our Compensation Program

Our executive compensation programs are designed to achieve the following three primary objectives:

•	provide a competitive compensation package to attract and retain talented individuals to manage and operate all aspects of our business;

•	reward the achievement of corporate and individual objectives that promote the growth and profitability of our business; and

•	align the interests of executive officers with those of our stockholders by providing long-term equity-based compensation.

To meet these objectives, our executive compensation package consists of a mix of base salary, performance-based annual cash incentive bonuses, broad-based employee benefits (with limited perquisites), long-term incentives in the form of equity-based awards and responsible severance benefits.

We believe that performance-based compensation is an important component of the total executive compensation package for attracting, motivating and retaining high quality executives. Accordingly, at least 38% of the total target cash compensation for 2010 for each of our named executive officers was performance-based, in the form of cash compensation that is subject to the achievement of annual performance goals. We do not have formal or informal policies or guidelines for allocating compensation between long-term and currently paid-out compensation, between cash and non-cash compensation, or among different forms of cash compensation or non-cash compensation.

Role of the Compensation Committee

Our Compensation Committee is generally responsible for reviewing, modifying, approving and otherwise overseeing the compensation policies and practices applicable to our employees, including the administration of our equity plans and employee benefit plans. As part of this responsibility, the Compensation Committee establishes, reviews and modifies the compensation structure for our named executive officers. However, the Compensation Committee may, at its discretion and in accordance with the philosophy of making all information available to our Board, present executive compensation matters to the entire Board for their review and approval.

The Compensation Committee has the authority to delegate some or all of its duties to a subcommittee of its own members. In 2010, the Compensation Committee made a non-exclusive delegation of certain authorities to a subcommittee tasked with approving both cash and equity compensation arrangements that were intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. When we refer to the Compensation Committee in this Compensation Discussion and Analysis, we mean the Compensation Committee as well as this subcommittee, where applicable.

As part of its deliberations, in any given year, the Compensation Committee may review and consider materials such as company financial reports and projections, operational data, tax and accounting information that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels, and the recommendations of our chief executive officer and the Compensation Committee’s independent compensation consultant.

Role of Management

Our Compensation Committee solicits and considers the performance evaluations and compensation recommendations submitted to the Compensation Committee by our chief executive officer, including about his own performance and compensation. However, our Compensation Committee retains the final authority to make all compensation decisions. No executive officer participated directly in the final determinations or deliberations of the Compensation Committee regarding the amount of any component of his or her own 2010 compensation package.

Our human resources, finance and legal departments work with our chief executive officer to design and develop compensation programs to recommend for our named executive officers and other senior executives, to recommend changes to existing compensation programs, to recommend financial and other performance targets to be achieved under those programs, to prepare analyses of financial data, to prepare peer data comparisons and other briefing materials and ultimately to implement the decisions of the Compensation Committee. Members of these departments also meet separately with the Compensation Committee’s independent compensation consultant to convey information on proposals that management may make to the Compensation Committee, as well as to allow the consultants to collect information about our company to develop their own proposals.

Use of Compensation Consultant

In connection with the Acquisition in September 2009 and with making its decisions for executive compensation for 2010, the Compensation Committee engaged Frederic W. Cook & Co., Inc., referred to in this Compensation Discussion and Analysis as F.W. Cook, to act as its independent compensation consultant. The Compensation Committee directed F.W.

Cook to provide its analysis of whether our compensation strategy and practices were consistent with our compensation objectives and to assist the Compensation Committee in modifying our compensation program to better achieve our objectives and comply with rules applying to a public company.

As part of its duties, F.W. Cook provided the Compensation Committee with the following services in late 2009 in preparation for its compensation decisions for 2010:

•	reviewed and provided recommendations on the composition of our peer group of companies;

•	provided compensation data for similarly situated executive officers at our peer group;

•

reviewed the compensation arrangements for all of our named executive officers, including providing advice on the design and structure of our annual cash incentive bonus plan and equity-based incentive compensation program;

•	provided advice on compensation for all of our other executive officers;

•	reviewed the compensation program for our non-employee directors and provided recommendations to the Compensation Committee regarding this program; and

•	updated the Compensation Committee on emerging trends and best practices in the area of executive and Board compensation.

In connection with making its decisions for executive compensation for 2010, the Compensation Committee considered the analysis and data provided by F.W. Cook in October 2009.

In addition, in late 2010, F.W. Cook reviewed the compensation program for our non-employee directors and provided recommendations to the Compensation Committee regarding this program, updated the Compensation Committee on emerging trends and best practices in the area of executive and Board compensation, and conducted a risk analysis of our compensation programs. The Chair of the Compensation Committee occasionally met separately with F.W. Cook, both with and without management present.

The Compensation Committee retains the authority to hire and terminate the compensation consultant. The company pays the cost for the consultant’s services. Other than providing services as directed by the Compensation Committee, F.W. Cook does not provide any other services to us.

Benchmarking

The Compensation Committee reviews relevant market and industry practices on executive compensation to balance our need to compete for talent with the need to maintain a reasonable and responsible cost structure while aligning our executive officers’ interests with those of our stockholders. Our Compensation Committee has also discussed compensation levels in the context of the experiences and individual knowledge of each member.

In October 2009, F.W. Cook delivered a report to the Compensation Committee that compared the base salary and incentive cash bonus opportunity provided to our executive officers against our peer group companies, which are set forth below. The report concluded that (i) the salary levels of our executives were between the 25th and 75th percentiles of executives at our peer group companies, (ii) the annual bonus targets of our executives were at or above the median of executives at our peer group companies, and (iii) the target total cash compensation of our executives was between the 25th and 75th percentiles of our peer group companies. During the first quarter of 2010, the Compensation Committee reviewed our executive compensation package, including base salaries, annual cash incentive bonuses and equity-based awards. As discussed below in more detail, in view of the October 2009 report, the global economic recession and the option grants made during 2009, the Compensation Committee decided to leave unchanged the base salaries and target bonus percentages of our executive officers. Additionally, the Compensation Committee decided not to grant options in 2010 except to newly hired employees and to Mr. Morrison in connection with his transition to his new role as our senior vice president, Iridium NEXT financing and planning.

Peer Group. In October 2009, in consultation with our Compensation Committee, F.W. Cook created a peer group company list, selecting the following public companies (i) in the telecommunications industry, (ii) with generally comparable revenues, EBITDA, net income, asset value and market capitalization, and (iii) with a similar number of employees. The Compensation Committee approved, without change, this recommended list of peer group companies:

Intelsat Corporation	PAETEC Holding Corp.	Time Warner Telecom Inc.

Hughes Communications, Inc.	Inmarsat Finance plc	Loral Space & Communications Inc.

ViaSat, Inc.	Premiere Global Services Inc.	Broadview Networks Holdings, Inc.

NeuStar Inc.	EMS Technologies, Inc.	J2 Global Communications Inc.

GeoEye Inc.	Globecomm Systems Inc.	Globalstar, Inc.

LightSquared (formerly SkyTerra Communications, Inc.)	ORBCOMM Inc.

When reviewing the executive compensation recommendations of the chief executive officer, the Compensation Committee considers, among other factors, whether such amounts fall between the median and 75th percentile of the peer group data for each individual element of compensation and for total target compensation. The Compensation Committee believes referencing this range is important to ensure that the compensation we offer will be able to help us attract and retain talented individuals to manage and operate all aspects of our business.

However, benchmarking is just a reference point and is not the only factor the Compensation Committee considers in setting compensation. Other factors, such as economic conditions, corporate and individual performance, internal pay equity, individual negotiations, and budget constraints may play an important role with respect to the compensation offered to an executive in any given year. We believe this approach helps us to compete in hiring and retaining the best possible talent while maintaining a reasonable and responsible cost structure.

Reasons for Providing, and Manner of Structuring, the Key Compensation Elements in 2010

Base Salary

We provide base salary as a fixed source of compensation for our executives, allowing them a degree of certainty in the face of having a significant portion of their compensation “at risk” in the form of annual cash incentive bonuses and equity-based incentive compensation. Our Compensation Committee recognizes the importance of base salaries as an element of compensation that helps to attract, retain and motivate our named executive officers.

The Compensation Committee reviews base salaries for our executive officers annually, and may further adjust base salaries from time to time. Base salaries for our executive officers are established generally based on the scope of each officer’s responsibilities, the strategic importance of their role within our company, internal salary budget constraints, and internal pay equity (that is, the base salaries of our executives other than our chief executive officer should be within a relatively narrow range, with the base salary of our chief executive officer being materially higher than those of other officers, reflecting the importance of his role to our company). The Compensation Committee considers salaries paid by our peer companies to their similarly situated officers, but does not aim to have base salaries fall within a specific range of the peer company data.

In February 2010, our Compensation Committee reviewed base salaries for our named executive officers. The Compensation Committee considered the overall state of the economy and the F.W. Cook report’s conclusion that, at the 2009 levels, base salaries for each of our named executive officers were generally, as of the start of 2010, already between the median and the 75th percentile for our peer group. The Compensation Committee also considered the potential value of the equity grants made in 2009. As a result, the Compensation Committee determined that there would be no increases in base salaries for our named executive officers in 2010. The base salaries of each of the named executive officers is set forth in the table below.

Mr. Fitzpatrick commenced employment with us as our chief financial officer effective April 2010. In connection with this new hire, the Compensation Committee set Mr. Fitzpatrick’s base salary on an annual basis as set forth in the table below. This decision was based primarily on individual negotiations with Mr. Fitzpatrick, which reflect, in part, the base salary that he was being paid by his prior employer, as well as the Compensation Committee’s attention to internal pay equity and reflection on the scope of Mr. Fitzpatrick’s expected responsibilities.

Name	2010 Base Salary	Change from 2009
Matthew J. Desch	$675,000	none
Thomas J. Fitzpatrick	$400,000	not applicable
Eric H. Morrison	$325,000	none
John S. Brunette	$430,000	none
Gregory C. Ewert	$340,000	none
John M. Roddy	$320,000	none

Annual Cash Incentive Bonus Program

Our Compensation Committee has structured our annual executive cash incentive program to focus our executives on achieving key operational and financial objectives within a yearly time horizon. During the first quarter of each fiscal year, our Compensation Committee determines the structure for our executive cash incentive program, including target bonus amounts (typically set as a percentage of base salary) and the applicable performance goals, which may be based on company-wide performance or individual performance, or a combination of both. Target bonus levels are established generally based on the scope of each officer’s responsibilities, the strategic importance of his role within our company, internal budget constraints, internal pay equity and peer group data. Following the end of the year, our subcommittee then determines the level of achievement against those goals, and the amount of compensation earned as a result of such achievement. Historically, our pre-set cash incentive performance goals have been company-wide metrics, with the Compensation Committee considering individual performance in a subjective manner as an adjustment mechanism to the amount of bonus earned based on the corporate goal achievement.

Target Bonuses. In March 2010, the Compensation Committee decided to continue, unchanged, the 2009 target cash bonus levels for each named executive officer, as set forth in the table below. The target bonus levels were consistent with the Compensation Committee’s philosophy that a significant portion of each executive’s total target cash compensation should be performance based. The Compensation Committee also considered that, at the 2009 levels, the target bonus amounts for each of our named executive officers were, as of the start of 2010, already between the median and the 75th percentile for our peer group. Finally, the Compensation Committee determined that no extraordinary factors existed that created a need to modify the existing target bonus levels.

In April 2010, in connection with the hiring of Mr. Fitzpatrick, the Compensation Committee approved Mr. Fitzpatrick’s target bonus level as set forth in the table below. This decision was based primarily on individual negotiations with Mr. Fitzpatrick, which reflect, in part, the target bonus amount that he was eligible to earn through his prior employer, as well as the Compensation Committee’s attention to internal pay equity and reflection on the scope of Mr. Fitzpatrick’s expected responsibilities.

The respective target bonus amounts for 2010 for the named executive officers were:

Name	2010 Target Bonus(1)	Change from 2009
Matthew J. Desch	90%	none
Thomas J. Fitzpatrick	75%	not applicable
Eric H. Morrison	75%	none
John S. Brunette	75%	none
Gregory C. Ewert	75%	none
John M. Roddy	60%	none

(1) Expressed as a percentage of base salary.

2010 Bonus Plan Structure and Metrics. In March 2010, the Compensation Committee structured the cash incentive plan so that executives could earn an annual cash bonus based primarily on the achievement of five corporate performance goals, weighted as described below. At the end of the year, the Compensation Committee would determine achievement against each of the five objectives and determine the total percentage of achievement, which could be as much as 200%. The actual bonus earned would then be determined by multiplying the executive’s target bonus amount by the actual corporate achievement percentage. This resulting amount could then be increased or decreased based on the individual performance percentage (from 0% to 150%) determined, subjectively and in their discretion, by the Compensation Committee.

The 2010 corporate performance goals consisted of:

•

a revenue target (GAAP revenue excluding purchase accounting adjustments) of $352.4 million, weighted at 10% for target performance, with a scale of potential payouts ranging from a maximum of 20% credit for performance at or above 111% of target, or $391.16 million, to a minimum of 0% credit for performance at less than 95% of target, or $334.78 million;

•

an Operational EBITDA target of $154.8 million, weighted at 40% for target performance, with a scale of potential payouts ranging from a maximum of 80% credit for performance at or above 113% of target, or $174.92 million, to a minimum of 0% credit for performance below 92% of target, or $142.42;

•

a revenue target for specified Iridium OpenPort service revenue, weighted at 10% for target performance, with a potential stretch payout for achievement of target performance plus a scale of potential payouts for a specified range of additional Iridium OpenPort subscribers resulting in up to 20% credit;

•

the successful completion of a financing for our Iridium NEXT constellation, weighted at 30% for achievement, with a potential stretch payout in the discretion of our Compensation Committee resulting in up to 60% credit; and

•

the successful launch of the new 9602 product by July 2010, with a specified initial sales target weighted at 10% for achievement, with a potential stretch payout for sales of at least 125% of the initial sales target and an increase of at least 55% in sales of short-burst data units overall for 2010 over 2009, resulting in up to 20% credit.

Operational EBITDA was defined as earnings before interest, income taxes, depreciation and amortization, Iridium NEXT revenue and expenses, stock-based compensation expenses, the impact of purchase accounting adjustments and changes in the fair value of warrants. The Compensation Committee’s practice when determining the achievement of a scaled target is to round to the nearest increment in the scale or whole percentage point, depending on the target.

The Compensation Committee set high targets for Iridium OpenPort service revenue and additional Iridium OpenPort subscribers, in order to encourage management to aggressively pursue growth in this area, and high targets for the launch and initial sales of the new 9602 product, in order to reward the launch of a promising new product and encourage the establishment of an aggressive initial sales growth rate.

2010 Performance and Bonus Payouts. We delivered strong performance in 2010 against our goals, resulting in an aggregate corporate bonus percentage of 120%. Specifically:

•	revenue (GAAP revenue excluding purchase accounting adjustments) of $351.5 million, which was 99.7% of target, yielding 10% credit under the bonus plan;

•	Operational EBITDA of $158.9 million, yielding 44% credit under the bonus plan;

•	the successful completion of the COFACE financing for our Iridium NEXT constellation, yielding 30% credit under the bonus plan, plus 16% of the Compensation Committee’s discretionary component; and

•	the successful early launch of the new 9602 product, with sales of it and our other short-burst data products in excess of stretch targets, yielding 20% credit under the bonus plan.

The Compensation Committee reviewed the individual performance of each of our named executive officers with our chief executive officer in February 2011. In determining the individual performance percentage for each named executive officer, the Compensation Committee considered the following:

•

Matthew J. Desch: The Compensation Committee selected an individual performance percentage of 100% for 2010 based on his role in contributing to our strong corporate results, ensuring our successful completion of the financing for Iridium NEXT on favorable terms, introducing new products, achieving specified sales goals, expanding international sales, executing new partnering agreements and his exhibition of strong leadership skills.

•

Thomas J. Fitzpatrick: The Compensation Committee selected an individual performance percentage of 100% for 2010 based on his role in contributing to our successful completion of the financing for Iridium NEXT on favorable terms, ensuring accurate and timely public company reporting and compliance with Section 404 of the Sarbanes-Oxley Act of 2002, engaging in 2011 financial planning, including cash management planning, improving investor relations, providing corporate-wide business leadership and human resources and corporate planning, and his quick integration into the finance department. As a result of Mr. Fitzpatrick’s strong 2010 personal performance, our chief executive officer recommended, and the Compensation Committee approved, the award of a full-year bonus, rather than a pro-rated bonus based on his early April start date, for 2010.

•

Eric H. Morrison: Our chief executive officer selected an individual performance percentage of 104% based on his smooth transition to his new roles leading the Iridium NEXT financing project and the financial planning function and the successful closing of the Facility.

•	John S. Brunette: Mr. Brunette was ineligible to earn a bonus for 2010 because he is no longer an employee. Accordingly, no individual performance determination was made by the Compensation Committee.

•

Gregory C. Ewert: The Compensation Committee selected an individual performance percentage of 100% based on his role in contributing to strong sales of the new 9602 product in 2010, continuing strong sales of our handset products despite growing competition, growing our Iridium OpenPort service, contributing to new business development ideas, expanding international sales and executing new licensing agreements.

•

John M. Roddy: The Compensation Committee selected an individual performance percentage of 100% based on his role in negotiating our long-term operations and maintenance contract with The Boeing Company, improving our gateway performance, leading successful research and development efforts for our new products, improving our customer billing, increasing inventory and manufacturing efficiency and service efficiency and reliability, and his leadership skills.

As a result, the named executive officers earned the following bonus amounts for 2010:

Name	Target Bonus Level ($)	Corporate Performance %	Individual Performance %	Actual Bonus Earned
Matthew J. Desch	$607,500	120%	100%	$729,000
Thomas J. Fitzpatrick	$300,000	120%	100%	$360,000
Eric H. Morrison (1)	$243,750	120%	104.2%	$304,688
John S. Brunette (2)	(3)	(3)	(3)	(3)
Gregory C. Ewert	$255,000	120%	100%	$306,000
John M. Roddy	$192,000	120%	100%	$230,400

(1)	Mr. Morrison ceased to be an executive officer in March 2010, when he resigned as our chief financial officer.
(2)	Mr. Brunette’s employment with us terminated December 31, 2010.
(3)	Mr. Brunette was not eligible to earn a cash incentive bonus for 2010.

Equity-Based Incentive Compensation

The Compensation Committee believes that properly structured equity compensation works to align the long-term interests of stockholders and employees by creating a strong, direct link between employee compensation and stock price appreciation. We most recently granted stock options to our named executive officers in November 2009. These options have an exercise price equal to the fair market value of our common stock on the date of grant, and vest based on continued service over a specified period (typically, four years). As a result of the way we structure our option awards, options provide a return to the executive only if such officer remains employed by us, and then only if the market price of our common stock appreciates over the period in which the option vests. Equity-based awards are currently granted under our 2009 Iridium Communications Inc. Stock Incentive Plan.

In determining the size of equity grants, the Compensation Committee may consider, in any given year, each officer’s responsibilities, the strategic importance of his role within our company, internal equity budget constraints and internal pay equity. The Compensation Committee considers the size and value of equity awards granted by our peer companies to their similarly situated officers, but does not aim to have equity award values fall within a specific range of the peer company data.

Stock Option Grants in 2010. The Compensation Committee decided not to make option grants to our named executive officers in 2010, except with respect to Mr. Fitzpatrick and Mr. Morrison as described below. The Compensation Committee felt that option grants to our executives were not appropriate given the option grants made to our executives in November 2009 in connection with the Acquisition. Based on the peer group data provided by F.W. Cook, the Compensation Committee felt the 2009 awards provided sufficient retention incentive and compensation opportunities for 2010.

Mr. Fitzpatrick commenced employment with us as our chief financial officer in April 2010. In connection with this new hire, the Compensation Committee granted a stock option to Mr. Fitzpatrick, to purchase 300,000 shares of common stock. The size of this grant was based primarily on individual negotiations with Mr. Fitzpatrick (which reflected, in part, equity awards that Mr. Fitzpatrick was eligible to receive from his prior employer), and the size of the equity holdings of our other executive officers. This option has an exercise price of $8.39 per share, the closing price of our common stock on the date of grant, and, consistent with the vesting schedule applicable to our other officers, vests as to 25% of the shares on the first anniversary of the date of grant and as to the remaining 75% of the shares thereafter in 12 equal quarterly installments.

In connection with Mr. Morrison’s transition to his new role as the senior vice president, Iridium NEXT financing and planning at Iridium Satellite, the Compensation Committee granted Mr. Morrison a stock option to purchase 67,500 shares of common stock. The size of this grant was based primarily on the smaller size of the option granted to Mr. Morrison in November 2009 as compared to the options granted to our other named executive officers. This option has an exercise price of $8.84 per share, the closing price of our common stock on the date of grant, and vests as to 12.5% of the shares in eight equal quarterly installments beginning on January 19, 2012.

The following table indicates the number of shares underlying options granted to each of the named executive officers in 2010:

Name	Number of Shares Underlying Options
Matthew J. Desch	0
Thomas J. Fitzpatrick	300,000
Eric H. Morrison(1)	67,500
John S. Brunette	0
Gregory C. Ewert	0
John M. Roddy	0

(1)	Mr. Morrison ceased to be an executive officer in March 2010 when he resigned as our chief financial officer.

Equity Compensation Policies

Currently, we do not have an equity award grant timing policy. Equity awards are generally made at regularly scheduled meetings, and without regard to the timing of the release of public information. As necessary to meet business needs, the Compensation Committee or the Board may grant equity awards outside of their regularly scheduled meetings.

We encourage our executive officers to hold a significant equity interest in our company, but we have not set specific ownership guidelines. We have a policy that prohibits our executive officers, directors and other members of management from engaging in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to our stock.

Severance Benefits

Under the terms of the employment agreement with each of our executive officers, either we or the officer may terminate the officer’s employment at any time. Each of our named executive officers are eligible, under the terms of their respective employment agreements, to receive severance benefits upon the termination of their employment either by us without cause (and other than as a result of their death or disability) or by them for good reason, with additional severance benefits provided in the event such termination is in connection with a change in control. In December 2010, we entered into agreements to clarify the manner of exemption from, or compliance with, the provisions of Section 409A of the Code. In addition, we used these agreements as an opportunity to standardize the severance benefits provided to our named executive officers, in order to ensure internal pay equity among the officers. These severance provisions are discussed more fully in the section below under the heading “—Potential Payments upon Termination or Change in Control.” We do not provide any excise tax gross ups on change in control benefits.

These agreements reflect the negotiations between some of our named executive officers and us at the time of their hiring or promotion, and in other cases reflect our desire to have a consistent set of benefits across the executive suite. The Compensation Committee considers these severance benefits critical to attracting and retaining high caliber executives. Additionally, the Compensation Committee believes that additional change in control severance benefits in the form of accelerated vesting of stock options serves to minimize the distractions to an executive in connection with a corporate transaction and reduce the risk that an executive officer departs our company before an acquisition is consummated. We believe that our existing arrangements allow our executive officers to focus on continuing normal business operations and, in the case of change in control benefits, on the success of a potential business combination, rather than worrying about how business decisions that may be in our best interest will impact their own financial security. These existing arrangements help ensure stability among our executive officer ranks, and will help enable our executive officers to maintain a balanced perspective in making overall business decisions during periods of uncertainty.

Signing and Retention Bonuses

We hired Mr. Fitzpatrick effective April 2010. Mr. Fitzpatrick’s employment agreement provides for the payment of a signing bonus in an amount equal to $50,000 paid on the effective date of the agreement and retention bonuses in an amount equal to $50,000, each to be paid on the first and second anniversaries of the effective date. Under the terms of Mr. Fitzpatrick’s employment agreement, each of the retention bonuses are paid only if Mr. Fitzpatrick remains continuously employed by us on each applicable payment date. This benefit reflects the negotiations between Mr. Fitzpatrick and us at the time of his hiring, and the collective knowledge and experience of our Compensation Committee members on attracting and retaining new employees for our executive officer ranks.

401(k) Plan

Our employees, including our named executive officers, are eligible to participate in our 401(k) plan. Our 401(k) plan is intended to qualify as a tax qualified plan under Section 401 of the Code. Our 401(k) plan provides that each participant may contribute a portion of his or her pretax compensation, up to a statutory limit, which for most employees was $16,500 in 2010, with a larger “catch up” limit for older employees. Employee contributions are held and invested by the plan’s trustee. We match employee contributions dollar for dollar up to 5% of an employee’s salary, with a maximum match per employee of $12,250 in each calendar year. We believe that the provision of this benefit helps to recruit and retain key talent at a minimal cost to us.

Other Benefits and Perquisites

We provide medical insurance, dental insurance, vision coverage, life insurance and accidental death and dismemberment insurance benefits to all employees, including our named executive officers. These benefits are available to all employees on the same terms and conditions and are subject to applicable laws.

Our executive officers generally do not receive any perquisites, except for limited perquisites provided on a case by case basis. In considering potential perquisites, the Compensation Committee reviews our cost as compared to the perceived value we receive.

•

Under the terms of his employment agreement, Mr. Desch is entitled to use of an automobile or a cash car allowance at our expense through November 1, 2012, and he was also entitled to reimbursement for the annual dues at a Washington, D.C.-area country club through December 31, 2010. The cost of these benefits for 2010 was $9,936, and we do not provide a tax gross up on the cost of these benefits. Additionally, we have agreed to purchase a term life insurance policy in the face amount of $400,000 for Mr. Desch. These benefits are provided as a result of negotiations with Mr. Desch when he initially joined Iridium Holdings. With respect to the term life insurance policy, the Compensation Committee decided that rather than pay Mr. Desch this amount as severance upon death out of our general assets, it is more cost effective to provide for these payments through insurance. These limited perquisites helped us to recruit Mr. Desch, and now they help us to retain his services, at what the Compensation Committee believes is a minimal cost to us.

•

Under the terms of his employment agreement, Mr. Roddy is entitled to specified basic relocation benefits, and a reimbursement of taxes due on such benefits, in order to provide for his return to Canada if his employment is terminated without cause or by him for good reason. We estimate that if these benefits were triggered on December 31, 2010, the cost of these benefits would have been approximately $30,000. These benefits are provided as a result of negotiations with Mr. Roddy at the time of his hiring by Iridium Satellite, and were necessary to induce him to accept employment at that time. These limited perquisites helped us to recruit Mr. Roddy and to retain his services at what the Compensation Committee believes is a minimal cost to us.

We do not make available to any employees any defined benefit pension or nonqualified deferred compensation plan or arrangement.

Deductibility of Executive Compensation; Code Section 162(m)

One or more executive officer’s annual compensation may exceed $1.0 million. Code Section 162(m) denies a federal income tax deduction for specified compensation in excess of $1.0 million per year paid to the chief executive officer and the three other most highly paid executive officers, other than the chief executive officer, of a publicly traded corporation. Some types of compensation, including compensation based on performance criteria that are approved in advance by stockholders, are excluded from the deduction limit. Our policy is to qualify compensation paid to our executive officers for deductibility for federal income tax purposes to the extent feasible. However, to retain highly skilled executives and remain competitive with other employers, our Compensation Committee may authorize compensation that would not be deductible under Code Section 162(m) or otherwise if it determines that such compensation is in the best interests of our company and its stockholders.

Accounting Considerations

We account for equity compensation paid to our employees under accounting rules that require us to estimate and record an expense over the service period of the award. Our cash compensation, on the other hand, is recorded as an expense at the time the obligation is accrued. The accounting impact of our executive compensation program is one of many factors that the Compensation Committee considers in determining the size and structure of that program.

Compensation Recovery Policy

We do not have a policy to attempt to recover cash bonus payments paid to our executive officers if the performance objectives that led to the determination of such payments were to be restated, or found not to have been met to the extent the Compensation Committee originally believed. However, as a public company subject to the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, if we are required as a result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our chief executive officer and chief financial officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive. In addition, we will comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and will adopt a compensation recovery policy once the Securities and Exchange Commission adopts final regulations on the subject.

Risk Analysis of Our Compensation Plans

In December 2010, the Compensation Committee retained F.W. Cook to conduct a risk assessment of our compensation policies. F.W. Cook delivered a report to the Compensation Committee in February 2011 summarizing the results of their risk assessment. The Compensation Committee has reviewed the report and has also independently reviewed our compensation risk policies as generally applicable to our employees and believes that our policies do not encourage excessive or unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on our company. The design of our compensation policies and programs encourage our employees to remain focused on both our short-term goals and our long-term goals. For example, while our cash bonus plans measure performance on an annual basis, our equity awards typically vest over a number of years, which we believe encourages our employees to focus on sustained stock price appreciation, thus limiting the potential value of excessive risk-taking.

EXECUTIVE COMPENSATION

The named executive officers consist of our chief executive officer, our chief financial officer, our other three most highly compensated executive officers during 2010, and one other individual who served as our chief financial officer during 2010.

Summary Compensation Table

The following table shows the total compensation earned by the named executive officers in 2008, 2009 and 2010. The information regarding 2009 compensation includes both compensation they received from Iridium Holdings prior to the Acquisition in September 2009, and compensation they received from us after they joined our executive team following the Acquisition. Information regarding 2008 compensation includes only compensation they received from Iridium Holdings.

Name and Principal Position	Year	Salary (1)	Bonus		Equity Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation		Total
Matthew J. Desch,	2010	$675,000	—		—	—	$729,000	$23,702	(5)	$1,427,702
Chief Executive Officer	2009	675,000	—		—	$2,246,964	486,000	24,878	(5)	3,432,842
	2008	675,000	—		$3,573,953	—	759,375	27,329	(5)	5,035,657
Thomas J. Fitzpatrick,	2010	296,970	$50,000	(7)	—	1,821,000	360,000	13,260	(8)	2,541,230
Chief Financial Officer (6)
Eric H. Morrison,	2010	325,000	—		—	429,300	304,688	13,693	(10)	1,072,681
Former Chief Financial Officer and current Senior Vice President Iridium NEXT Financing and Planning, Iridium Satellite (9)	2009	325,000	—		—	364,635	214,500	13,715	(10)	917,850
	2008	325,000	—		—	—	304,688	12,673	(10)	642,361
John S. Brunette,	2010	430,000	—		—	—	—	812,187	(11)	1,242,187
Former Chief Legal and Administrative Officer	2009	430,000	—		—	758,350	258,000	13,776	(11)	1,460,126
	2008	430,000	—		539,741	—	258,000	5,653	(11)	1,233,394
Gregory C. Ewert,	2010	340,000	—		—	—	306,000	13,635	(10)	659,635
Executive Vice President of Global Distribution Channels, Iridium Satellite	2009	340,000	—		—	758,350	193,800	13,667	(10)	1,305,817
	2008	340,000	—		—	—	318,750	12,673	(10)	671,423
John M. Roddy,	2010	320,000	—		—	—	230,400	13,667	(12)	564,067
Executive Vice President for Global Operations and Product Development, Iridium Satellite	2009	320,000	—		—	758,350	145,920	13,684	(12)	1,237,954
	2008	320,000	—		—	—	240,000	42,044	(12)	602,044

(1)	The amounts in this column for 2009 reflect the following amounts of salary paid by Iridium Holdings to the respective executive for the period prior to the Acquisition: $506,250 to Mr. Desch, $243,750 to Mr. Morrison, $322,500 to Mr. Brunette, $255,000 to Mr. Ewert and $240,000 to Mr. Roddy; plus the following amounts of salary paid by us to the respective executive for the period following the Acquisition: $168,750 to Mr. Desch, $81,250 to Mr. Morrison, $107,500 to Mr. Brunette, $85,000 to Mr. Ewert and $80,000 to Mr. Roddy.
(2)	The amounts in this column for 2008 reflect the aggregate dollar amount of the accounting expenses that were recognized in 2008 and will be recognized in subsequent years for financial statement reporting purposes with respect to units in Employee Holdings LLC granted to these employees by Iridium Holdings in 2008. Pursuant to SEC rules, these amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 2 to Iridium Holdings’ consolidated financial statements.
(3)	The amounts in this column reflect the aggregate dollar amount of the accounting expense that will be recognized in the applicable year and subsequent years for financial statement reporting purposes with respect to stock options granted in the applicable year. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 2 to our consolidated financial statements for the year ended December 31, 2010.
(4)	The amounts in this column reflect cash incentive bonuses earned during the respective year and paid during the first quarter of the following year.
(5)	Includes $11,500 in 401(k) matching contributions and $12,000 in reimbursement of country club dues in 2008. Includes $12,250 in 401(k) matching contributions in each of 2009 and 2010.
(6)	Mr. Fitzpatrick was not employed by us in 2008 or 2009.
(7)	Represents a signing bonus.
(8)	Includes 401(k) matching contributions of $12,250.
(9)	Mr. Morrison served as chief financial officer of our company until April 5, 2010.
(10)	Includes 401(k) matching contributions of $11,500 in 2008 and $12,250 in each of 2009 and 2010.
(11)	Includes 401(k) matching contributions of $12,250 in each of 2009 and 2010. Also includes in 2010 a severance benefit consisting of a lump sum payment of $387,000, payable on December 31, 2010; $394,167, which represents 11 months of Mr. Brunette’s base salary, to be paid in accordance with our normal payroll practices; and $17,255, representing cash payments equal to the amount of Mr. Brunette’s COBRA premium for 11 months. In exchange for these severance benefits, Mr. Brunette agreed to release our company from any claims he may have against us, including in connection with his employment and the termination of his employment, and not to compete with us or solicit our employees during the 11-month severance period.
(12)	Includes 401(k) matching contributions of $11,500 in 2008 and $12,250 in each of 2009 and 2010, and relocation assistance valued at $29,371 in 2008.

Grants of Plan-Based Awards for 2010

The following table sets forth information relating to grants of plan-based incentive awards to the named executive officers in 2010.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Number of Shares Underlying Option Awards (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)(2)
		Threshold ($)	Target ($)	Maximum ($)
Matthew J. Desch	(3)	—	$607,500	$1,822,500	—	—	—
Thomas J. Fitzpatrick	(3)(4)	—	300,000	900,000	300,000	$8.39	$1,821,000
Eric H. Morrison	(3)(5)	—	243,750	731,250	67,500	8.84	429,300
John S. Brunette	(3)	—	322,500	967,500	—	—	—
Gregory C. Ewert	(3)	—	255,000	765,000	—	—	—
John M. Roddy	(3)	—	192,000	576,000	—	—	—

(1)	These amounts represent the target and maximum payments for each named executive officer under the Iridium Holdings 2010 performance-based cash incentive bonus program. There were no minimum or threshold amounts under this program.
(2)	The amounts in this column reflect the aggregate dollar amount of the accounting expense that will be recognized in 2010 and subsequent years for financial statement reporting purposes with respect to stock options granted in 2010. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Notes 2 and 11 to our consolidated financial statements for the year ended December 31, 2010.

(3)	All non-equity incentive awards were granted on March 30, 2010.

(4)	This stock option was granted on April 19, 2010.

(5)	This stock option was granted on May 24, 2010.

Outstanding Equity Awards at 2010 Year-End

The following table sets forth the equity-based awards held by the named executive officers that were outstanding on December 31, 2010.

	Option Awards
Name	Number of Shares Underlying Unexercised Options (#)			Option Exercise Price ($/ Share)	Option Expiration Date
	Exercisable(1)	Unexercisable(1)
Matthew J. Desch	100,000	300,000		$8.73	11-19-2019
Thomas J. Fitzpatrick	—	300,000	(2)	8.39	04-19-2020
Eric H. Morrison	33,750	25,312		8.73	11-19-2019
	—	67,500	(3)	8.84	05-24-2020
John S. Brunette	33,750	101,250		8.73	01-30-2011	(4)
Gregory C. Ewert	33,750	101,250		8.73	11-19-2019
John M. Roddy	33,750	101,250		8.73	11-19-2019

(1)	Except as otherwise noted, all options shown vested 25% on November 19, 2010, the first anniversary of their grant date, and the remaining 75% vest thereafter in 12 equal quarterly installments, except for Mr. Morrison’s option, which vested 50% on November 19, 2010, and the remaining 50% vest thereafter in four equal quarterly installments.
(2)	75,000 shares underlying this option vest on April 19, 2011, and the remaining 225,000 shares vest thereafter in twelve equal quarterly installments.
(3)	The shares underlying this option vest in eight equal quarterly installments, commencing on January 19, 2012 and continuing each successive quarter thereafter.
(4)	Expiration date was 30 days following Mr. Brunette’s termination date of December 31, 2010.

Option Exercises in 2010

No named executive officer exercised any options in 2010.

Employment Agreements

Matthew J. Desch. We entered into an employment agreement with Mr. Desch in September 2010 to replace his expiring employment agreement, pursuant to which he serves as our chief executive officer and a member of our Board. This agreement was immaterially amended in December 2010 to clarify certain terms of the agreement, including, among other reasons, for compliance with tax laws. The agreement has an initial term of three years ending September 18, 2013 and will automatically renew for successive one-year periods unless we or Mr. Desch give written notice of intent not to renew the agreement not less than six months prior to the renewal date. The employment agreement provides for an initial annual base salary of $675,000, which must be increased by $14,529 effective January 1, 2011 and further increased by $17,719 effective November 1, 2012 to provide Mr. Desch the cash value of perquisites that were agreed to expire at those times. Pursuant to his employment agreement, Mr. Desch is eligible to earn an annual incentive cash bonus, with a target bonus equal to 90% of his then-current base salary, with the actual amount of the bonus determined by our Compensation Committee and based upon performance goals set by such committee for the year.

Mr. Desch is eligible to participate in employee benefit plans made available to other senior executives. We are required to provide him with use of an automobile or a cash car allowance at our expense through November 1, 2012, and we were required to reimburse him for the cost of annual dues for a private club of his choice in the metropolitan Washington, D.C. area through December 31, 2010. In addition, we are required to purchase and maintain a term life insurance policy in the face amount of $400,000 for Mr. Desch.

In his employment agreement, Mr. Desch has agreed not to compete with us or solicit our employees for alternative employment during his employment with us and for a period of one year after termination of his employment for any reason.

Mr. Desch’s employment agreement provides for payments upon specified terminations of his employment. For a description of these termination provisions, whether or not following a change in control, and a quantification of benefits that he would receive, see the heading “—Potential Payments upon Termination or Change in Control” below.

Thomas J. Fitzpatrick. In connection with his hiring, we entered into an employment agreement with Mr. Fitzpatrick in March 2010, with such employment agreement effective April 5, 2010, pursuant to which he serves as our chief financial officer. This agreement was immaterially amended in December 2010, to clarify certain terms of the agreement, including, among other reasons, for compliance with tax laws. The employment agreement has an initial term of three years, ending April 5, 2013 and will automatically renew for successive one-year periods unless we or Mr. Fitzpatrick give written notice of intent not to renew the agreement not less than six months prior to the renewal date. The employment agreement provides for an initial annual base salary of $400,000. Pursuant to his employment agreement, Mr. Fitzpatrick is eligible to earn an annual incentive cash bonus, with a target bonus equal to 75% of his then-current base salary, with the actual amount of the bonus determined by our Compensation Committee and based upon performance goals set by such committee for the year. In addition, the agreement provides for the payment of a signing bonus in an amount equal to $50,000, paid on the effective date of the agreement, and retention bonuses in an amount equal to $50,000 each, to be paid on the first and second anniversaries of the effective date of the agreement. Under the terms of the agreement, each of the retention bonuses are paid only if Mr. Fitzpatrick remains continuously employed with us through each applicable payment date.

Mr. Fitzpatrick is eligible to participate in employee benefit plans made available to other senior executives.

In his employment agreement, Mr. Fitzpatrick has agreed not to compete with us or solicit our employees for alternative employment during his employment with us and for a period of one year after termination of his employment for any reason.

Mr. Fitzpatrick’s employment agreement provides for payments upon specified terminations of his employment. For a description of these termination provisions, whether or not following a change in control, and a quantification of benefits that he would receive, see the heading “—Potential Payments upon Termination or Change in Control” below.

Eric H. Morrison. Iridium Satellite entered into an employment letter agreement with Mr. Morrison on April 25, 2006, pursuant to which he served as its executive vice president and chief financial officer. We assumed this employment letter agreement by virtue of the Acquisition. The employment letter agreement was immaterially amended in December 2010 to ensure compliance with applicable law. The employment letter agreement provides for an initial base salary of $260,000 and participation in our annual incentive plan with a target award of up to 35% of his then-current base salary, as determined by our Compensation Committee and based upon performance goals set by the Compensation Committee for the year. In February 2008, the Compensation Committee of Iridium Holdings increased Mr. Morrison’s compensation to a base salary of $325,000 and participation in our annual incentive plan with a target award of up to 75% of his then-current base salary, as determined by our Compensation Committee and based upon performance goals set by the Compensation Committee for the year. In March 2010, Mr. Morrison resigned as our chief financial officer, effective April 5, 2010, and transitioned to the new role of senior vice president, Iridium NEXT financing and planning at Iridium Satellite. His compensation remained unchanged.

Mr. Morrison is eligible to participate in employee benefit plans made available to other employees.

Mr. Morrison’s employment with us is “at will.” However, his letter agreement provides for payments upon specified terminations of his employment. For a description of these termination provisions and a quantification of benefits that he would receive, see the heading “—Potential Payments upon Termination or Change in Control” below.

John S. Brunette. Iridium Satellite entered into an employment letter agreement with Mr. Brunette dated December 6, 2007 to serve as its chief administrative officer and general counsel. We assumed this employment letter agreement by virtue of the Acquisition. The employment letter agreement provided for payment of a base salary of $335,000 and participation in our annual incentive plan with a target award of up to 35% of his then-current base salary, as determined by our Compensation Committee and based upon performance goals set by the Compensation Committee for the year. In February 2008, the Compensation Committee of Iridium Holdings increased Mr. Brunette’s compensation to base salary of $430,000 and participation in our annual incentive plan with a target award of up to 75% of his then-current base salary, as determined by our Compensation Committee and based upon performance goals set by the Compensation Committee for the year.

Mr. Brunette’s employment with us terminated on December 31, 2010. On December 22, 2010, in connection with his termination of employment, we entered into a release agreement with Mr. Brunette. The release agreement provided for a severance benefit consisting of a lump sum payment of $387,000, payable on December 31, 2010, plus $394,167, which represented 11 months of Mr. Brunette’s base salary, to be paid over an 11-month period in accordance with our normal payroll practices. The release agreement also provided for a taxable cash payment equal to the amount of Mr. Brunette’s COBRA premium for the lesser of 11 months or the number of months Mr. Brunette and his dependents are enrolled in COBRA. All amounts payable under the release agreement will be paid less applicable taxes and withholdings. In exchange for these severance benefits, Mr. Brunette agreed to release us from any claims he may have against us, including in connection with his employment and the termination of his employment. Mr. Brunette also agreed not to compete with us or solicit our employees during the 11-month severance period.

Gregory C. Ewert. Iridium Satellite entered into an employment agreement with Mr. Ewert in December 2010, which supersedes and replaces his employment letter agreement, which Iridium Satellite previously entered into on September 30, 2004. Pursuant to the employment agreement, Mr. Ewert will continue to serve as our executive vice president, global distribution channels. The employment agreement provides for an initial annual base salary of $340,000. Pursuant to his employment agreement, Mr. Ewert is eligible to earn an annual incentive cash bonus, with a target bonus equal to 75% of his then-current base salary, with the actual amount of the bonus determined by our Compensation Committee and based upon performance goals set by such committee for the year.

Mr. Ewert is eligible to participate in employee benefit plans made available to other senior executives.

In his employment agreement, Mr. Ewert has agreed not to compete with us or solicit our employees for alternative employment during his employment with us and for a period of one year after termination of his employment for any reason.

Mr. Ewert’s employment agreement provides for payments upon specified terminations of his employment. For a description of these termination provisions, whether or not following a change in control, and a quantification of benefits that he would receive, see the heading “—Potential Payments upon Termination or Change in Control” below.

John M. Roddy. Iridium Satellite entered into an employment agreement with Mr. Roddy in December 2010, which supersedes and replaces his employment letter agreement, which Iridium Satellite previously entered into on August 1, 2007, as amended December 31, 2008. Pursuant to the employment agreement, Mr. Roddy will continue to serve as our executive vice president, global operations and product development. The employment agreement provides for an initial annual base salary of $320,000. Pursuant to his employment agreement, Mr. Roddy is eligible to earn an annual incentive cash bonus, with a target bonus equal to 60% of his then-current base salary, with the actual amount of the bonus determined by our Compensation Committee and based upon performance goals set by such committee for the year.

Mr. Roddy is eligible to participate in employee benefit plans made available to other senior executives.

In his employment agreement, Mr. Roddy has agreed not to compete with us or solicit our employees for alternative employment during his employment with us and for a period of one year after termination of his employment for any reason.

Mr. Roddy’s employment agreement provides for payments upon specified terminations of his employment. For a description of these termination provisions, whether or not following a change in control, and a quantification of benefits that he would receive, see the heading “—Potential Payments upon Termination or Change in Control” below.

Potential Payments upon Termination or Change in Control

Severance Payments.

The section below describes the payments that may be made to the named executive officers in connection with a change in control or pursuant to specified termination events, pursuant to the terms of the employment agreements between us and them.

Matthew J. Desch. Mr. Desch’s employment agreement, described above, provides that he may be terminated by us for any reason upon written notice. However, the employment agreement provides for payments to him in the event of the termination of his employment in specified termination situations.

Termination by reason of death or disability. If Mr. Desch’s employment is terminated due to his death or disability (as defined in his employment agreement), he will receive a bonus based on the amount he would have been entitled to receive if he had remained employed by us throughout the applicable fiscal year but pro-rated for the number of days he was employed during such year.

Termination without cause, for good reason or in connection with a change in control. In the event that we terminate Mr. Desch’s employment without cause, or Mr. Desch terminates his employment for good reason (as these terms are defined in his employment agreement), he will be entitled to receive a sum equal to (i) one times his then-current base salary and (ii) one times his then-current target bonus, such sum payable in equal installments over a period of 12 months. He also will receive payment of his COBRA premiums (or, if required for us to comply with nondiscrimination rules, a taxable cash payment equal to the amount of his COBRA premiums) until the earlier of (a) 12 months from separation, (b) the expiration of COBRA eligibility or (c) the date he or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self employment. In the event that such termination occurs within the 12-month period commencing on a change in control (as defined in our 2009 stock incentive plan), then the cash severance amounts described above shall be paid to him in a single lump sum and in addition to such cash severance payment, 100% of his then-outstanding stock options and other equity awards will become vested and exercisable, as applicable, pursuant to the terms of the applicable equity award agreements.

These severance payments and benefits are subject to Mr. Desch executing, delivering and not revoking a release of claims in favor of our company.

Thomas J. Fitzpatrick. Mr. Fitzpatrick’s employment agreement, described above, provides that he may be terminated by us for any reason upon written notice. However, the employment agreement provides for payments to him in the event of the termination of his employment in specified termination situations.

Termination without cause, for good reason or in connection with a change in control. In the event that we terminate Mr. Fitzpatrick’s employment without cause, or Mr. Fitzpatrick terminates his employment for good reason (as these terms are defined in his employment agreement), he will be entitled to receive a sum equal to (i) one times his then-current base salary and (ii) one times his then-current target bonus, such sum payable in equal installments over a period of 12 months. In the event that such termination occurs prior to April 5, 2011 and following our public announcement that the Board has authorized a sale of substantially all of our business or assets (including by way of a merger) for a per share price that is less than $15.00, the amount to be paid to Mr. Fitzpatrick over the 12-month severance period shall instead be equal to the sum of (i) two times his then-current base salary and (ii) one times his then-current target bonus, such sum payable in equal installments over a period of 12 months. In either case, he will also receive payment of his COBRA premiums (or, if required for us to comply with nondiscrimination rules, a taxable cash payment equal to the amount of his COBRA premiums) until the earlier of (a) 12 months from separation, (b) the expiration of COBRA eligibility or (c) the date he or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self employment. In the event that such termination occurs within the 12-month period commencing on a change in control (as defined in our 2009 stock incentive plan), then the cash severance amounts described above shall be paid to him in a single lump sum, and in addition to such cash severance payment, 100% of his then-outstanding stock options and other equity awards will become vested and exercisable, as applicable, pursuant to the terms of the applicable equity award agreements.

These severance payments and benefits are subject to Mr. Fitzpatrick executing, delivering and not revoking a release of claims in favor of our company.

Eric H. Morrison. Mr. Morrison’s employment letter agreement, described above, provides that he may be terminated by the company for any reason upon written notice. However, the agreement provides for payments to him in the event of the termination of his employment in certain termination situations.

Termination without cause or constructive discharge. In the event that we terminate Mr. Morrison’s employment without cause, or Mr. Morrison terminates his employment upon constructive discharge (as these terms are defined in his employment letter agreement), he will be entitled to receive a severance benefit consisting of (i) 3 months of his then-current base salary, to be paid in accordance with our normal payroll practices, and (ii) a pro-rated performance bonus.

These severance payments and benefits are subject to Mr. Morrison executing, delivering and not revoking a release of claims in favor of our company.

John S. Brunette. Mr. Brunette’s employment letter agreement provided that he could be terminated by us for any reason upon written notice. However, in the event we terminated his employment without cause or he terminated his employment upon constructive discharge (as defined in his employment letter agreement), he was entitled to receive a pro-rated performance bonus amount. Following the termination of Mr. Brunette’s employment on December 31, 2010, and our entry into the release agreement described above, he will not be entitled to any severance or change in control payments other than those specified in the release agreement.

Gregory C. Ewert. Mr. Ewert’s employment agreement, described above, provides that he may be terminated by us for any reason upon written notice. However, the employment agreement provides for payments to him in the event of the termination of his employment in specified termination situations.

Termination without cause, for good reason or in connection with a change in control. In the event that we terminate Mr. Ewert’s employment without cause, or Mr. Ewert terminates his employment for good reason (as these terms are defined in his employment agreement), he will be entitled to receive a severance benefit consisting of (i) 12 months of his then-current base salary, to be paid in accordance with our normal payroll practices, (ii) a pro-rated portion of his target performance bonus, based on actual performance as determined by the Compensation Committee (except that if the termination is within 12 months after a change in control (as defined in our 2009 stock incentive plan), the bonus will not be pro-rated), to be paid in equal installments over the 12-month severance period, (iii) payment of his COBRA premiums (or, if required for us to comply with nondiscrimination rules, a taxable cash payment equal to the amount of his COBRA premiums) until the earlier of (a) 12 months from separation, (b) the expiration of COBRA eligibility or (c) the date he or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self employment, and (iv) full vesting of his equity awards in the event of termination within 12 months after a change in control.

These severance payments and benefits are subject to Mr. Ewert executing, delivering and not revoking a release of claims in favor of our company.

John M. Roddy. Mr. Roddy’s employment agreement, described above, provides that he may be terminated by us for any reason upon written notice. However, the employment agreement provides for payments to him in the event of the termination of his employment in specified termination situations.

Termination without cause, for good reason or in connection with a change in control. In the event that we terminate Mr. Roddy’s employment without cause, or Mr. Roddy terminates his employment for good reason (as these terms are defined in his employment agreement), he will be entitled to receive a severance benefit consisting of (i) 12 months of his then-current base salary, to be paid in accordance with our normal payroll practices, (ii) a pro-rated portion of his target performance bonus, based on actual performance as determined by the Compensation Committee (except that if the termination is within 12 months after a change in control (as defined in our 2009 stock incentive plan), the bonus will not be pro-rated), to be paid in equal installments over the 12-month severance period, (iii) payment of his COBRA premiums (or, if required for us to comply with nondiscrimination rules, a taxable cash payment equal to the amount of his COBRA premiums) for the lesser of (a) 12 months from separation, (b) the expiration of COBRA eligibility or (c) the date he or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self employment, (iv) full vesting of his equity awards in the event of termination within 12 months after a change in control, and (v) payment of specified relocation expenses following termination.

These severance payments and benefits are subject to Mr. Roddy executing, delivering and not revoking a release of claims in favor of our company.

Estimated Current Value of Post-Employment Severance Benefits

The following table shows estimated payments that would be made to each named executive officer in the event of a termination of employment under various termination situations, assuming the applicable termination event occurred on December 31, 2010. The table shows the actual severance benefits received by Mr. Brunette as a result of the termination of his employment effective December 31, 2010.

Executive	Death ($)	Termination for Good Reason or Without Cause – No Change in Control ($)	Termination for Good Reason or Without Cause – Change in Control ($)
Matthew J. Desch	$607,500(1)	$1,294,028(2)	$1,294,028(3)
Thomas J. Fitzpatrick	—	714,816(4)	714,816 - 1,114,816(5)
Eric H. Morrison	—	385,938(6)	385,938(6)
John S. Brunette	—	798,422(7)	—
Gregory C. Ewert	—	664,824(8)	664,824(9)
John M. Roddy	—	593,768(10)	593,768(11)

(1)	Consists of a pro rata bonus.
(2)	Consists of (a) 12 months of base salary paid in equal installments on our company’s normal payroll schedule; (b) annual bonus at target level paid in equal installments on our company’s normal payroll schedule; and (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment.
(3)

Consists of (a) 12 months of base salary paid in a single lump sum on the 60th day following separation; (b) annual bonus at the target level paid in a single lump sum on March 15, 2011; (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment; and (d) immediate vesting upon separation of all then-outstanding equity awards.

(4)	Consists of (a) 12 months of base salary paid in equal installments on our company’s normal payroll schedule; (b) annual bonus at target level paid in equal installments on our company’s normal payroll schedule; and (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment.

(5)

Consists of (a) 12 months of base salary paid in a single lump sum on the 60th day following the separation; provided, however, that if the separation occurs before April 5, 2011 and following our company’s public announcement that the Board has authorized a sale of substantially all of the business or assets of our company for a per share price less than $15.00, the employee will receive 12 months of twice the base salary paid in a single lump sum on the 60th day following the separation; (b) annual bonus at target level paid in a single lump sum on March 15, 2011; (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment; and (d) immediate vesting upon separation of all then-outstanding equity awards.

(6)	Consists of (a) 3 months of base salary paid in equal installments on our company’s normal payroll schedule and (b) a pro rata bonus based on actual achievement, paid in a cash lump sum on March 15, 2011.
(7)	Consists of (a) 11 months of base salary paid in 22 equal installments on our company’s normal payroll schedule beginning January 15, 2011; (b) a lump sum payment of $387,000 payable on December 31, 2010; and (c) beginning January 31, 2011, cash payments made on the last day of each month equal to the applicable COBRA premiums for continuation of health benefits for employee and eligible dependents until earlier of (i) the duration of the period in which the employee and his eligible dependents are enrolled in COBRA coverage or (ii) 11 months. All amounts above have been or will be paid less applicable taxes and withholdings.
(8)	Consists of (a) 12 months of base salary paid in equal installments on our company’s normal payroll schedule; (b) a pro rata bonus based on actual achievement, paid in equal installments on our company’s normal payroll schedule over the remainder of the 12-month severance period from after the date our company determines actual performance and the amount of bonus that would have been earned based on such performance; and (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment.
(9)	Consists of (a) 12 months of base salary paid in equal installments on our company’s normal payroll schedule; (b) annual bonus based on actual achievement, paid in equal installments on our company’s normal payroll schedule over the remainder of the 12-month severance period from after the date our company determines actual performance and the amount of bonus that would have been earned based on such performance; (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment; and (d) immediate vesting upon separation of all then-outstanding equity awards.
(10)	Consists of (a) 12 months of base salary paid in equal installments on our company’s normal payroll schedule; (b) a pro rata bonus based on actual achievement, paid in equal installments on our company’s normal payroll schedule over the remainder of the 12-month severance period from after the date our company determines actual performance and the amount of bonus that would have been earned based on such performance; (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment; and (d) if the employee chooses to move back to Ontario, Canada from the Phoenix metro area within 12 months of separation, our company will pay, within 13 months from separation and upon receiving receipts and reasonably required documentation from the employee, the following: (i) reimbursement for reasonable costs incurred in moving the employee’s household goods from the Phoenix metro area to Ontario, (ii) reimbursement for the cost of one-way airfare for employee and his wife back to Ontario, and (iii) a cash lump sum equal to the employee’s U.S. and Canadian tax liability associated with (i) and (ii) above.
(11)	Consists of (a) 12 months of base salary paid in equal installments on our company’s normal payroll schedule; (b) full-year annual bonus based on actual achievement, paid in equal installments on our company’s normal payroll schedule over the remainder of the 12-month severance period from after the date our company determines actual performance and the amount of bonus that would have been earned based on such performance; (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment; (d) immediate vesting upon separation of all then-outstanding equity awards; and (e) if the employee chooses to move back to Ontario, Canada from the Phoenix metro area within 12 months of separation, our company will pay, within 13 months from separation and upon receiving receipts and reasonably required documentation from the employee, the following: (i) reimbursement for reasonable costs incurred in moving employee’s household goods from the Phoenix metro area to Ontario, (ii) reimbursement for the cost of one-way airfare for employee and his wife back to Ontario, and (iii) a cash lump sum equal to the employee’s U.S. and Canadian tax liability associated with (i) and (ii) above.

Director Compensation for 2010

The table below provides summary information concerning compensation paid or accrued by us during 2010 to or on behalf of our directors for services rendered during 2010. Mr. Desch, who is a named executive officer in addition to being a director, did not receive any separate compensation for service in his capacity as a director, and accordingly he is not included in this table.

In late 2009, the Compensation Committee engaged F.W. Cook to conduct a review of non-employee director compensation programs among our peer companies and make recommendations for our director compensation program. F.W. Cook’s report provided competitive analyses of director compensation programs using our peer group, a discussion of emerging trends in director compensation and recommendations for our program.

Based on this report, we adopted a new compensation policy for non-employee directors effective January 1, 2010. Under this policy, each non-employee director is eligible to receive an annual retainer of $140,000 for serving on the Board. In addition, an annual retainer of $50,000 is awarded for serving as the Chairman of the Board, an annual retainer of $20,000 is awarded for serving as the Chairman of the Audit Committee, an annual retainer of $15,000 is awarded for serving as the Chairman of the Compensation Committee and an annual retainer of $7,500 is awarded for serving as the Chairman of the Nominating and Corporate Governance Committee.

At the annual election of each non-employee director, the $140,000 retainer for serving on the Board may be paid entirely in stock options, restricted stock or restricted stock units or some combination of these instruments and up to $50,000 in cash. In addition, at the election of the non-employee director, the retainers for serving as Chairman of the Board or chairman of a committee may be paid in either restricted stock units, cash or a combination of both.

Any cash component of the compensation is paid, and any equity component vests, on a quarterly basis. Until six months after the termination of the director’s service or upon a specified change in control of our company, if it occurs earlier, the directors may not sell any of these shares of restricted stock or stock acquired upon the exercise of these options and may not settle any of these restricted stock units.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)		Total ($)
J. Darrel Barros	$50,000	$90,000	$0	(2)	$140,000
Thomas C. Canfield	0	140,000	0	(2)	140,000
Peter M. Dawkins	49,000	91,000	0	(2)	140,000
Terry L. Jones	50,000	90,000	0	(2)	140,000
Alvin B. Krongard	0	0	140,000	(2)	140,000
Steven B. Pfeiffer	64,000	49,000	42,000	(2)	155,000
Parker W. Rush	59,000	101,000	0	(2)	160,000
Scott L. Bok	0	147,500	0	(2)	147,500
Robert H. Niehaus	75,000	115,000	0	(2)	190,000

(1)	These amounts represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of restricted stock unit and option awards issued pursuant to the Non-Employee Director Compensation Plan. The grant date fair value of these awards is calculated using the closing price of our common stock of $7.79 on the grant date of January 6, 2010 multiplied by the applicable number of shares granted to each non-employee director. These amounts do not correspond to the actual value that may be realized by the director upon vesting of such awards. Such awards vested in four equal quarterly installments on the last day of each calendar quarter during 2010.
(2)	The aggregate number of option awards outstanding at December 31, 2010 to each non-employee director was as follows: 0 shares to Messrs. Barros, Canfield, Dawkins, Jones, Rush, Bok and Niehaus, 29,536 shares to Mr. Krongard and 8,861 shares to Mr. Pfeiffer.

The following table sets forth information relating to options granted to our non-employee directors during 2010.

Name	Option Grant Date(1)	Number of Shares Underlying Option Awards (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)(2)
J. Darrel Barros		—	—	—
Thomas C. Canfield		—	—	—
Peter M. Dawkins		—	—	—
Terry L. Jones		—	—	—
Alvin B. Krongard		29,536	$7.79	$140,000
Steven B. Pfeiffer		8,861	$7.79	$42,000
Parker W. Rush		—	—	—
Scott L. Bok		—	—	—
Robert H. Niehaus		—	—	—

(1)	All options were granted on January 6, 2010.
(2)	The amounts in this column reflect the aggregate dollar amount of the accounting expense that will be recognized in 2010 and subsequent years for financial statement reporting purposes with respect to stock options granted in 2010. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 2 to our consolidated financial statements for the year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2011 by (i) each director, (ii) each of the executive officers named in the Summary Compensation Table, (iii) all of our executive officers and directors as a group and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percentage (%)
5% Holders
Greenhill & Co., Inc.(2)	12,924,016	17.4
Baralonco Limited(3)	11,648,080	16.6
Aletheia Research & Management, Inc.(4)	4,869,882	6.9
Integrated Core Strategies (US) LLC(5)	5,113,603	6.8
Putnam, LLC(6)	4,340,794	6.2
Wells Fargo and Company(7)	4,241,992	6.0
Syndicated Communications Venture Partners IV, L.P.(8)	4,030,855	5.7
Executive Officers and Directors
Matthew J. Desch(9)	368,493	*
Thomas J. Fitzpatrick	10,000	*
Eric H. Morrison(10)	127,927	*
John S. Brunette	—	*
Gregory C. Ewert(10)	319,979	*
John M. Roddy(11)	42,188	*
Robert H. Niehaus(12)	616,494	*
Scott L. Bok(13)	1,471,789	2.1
Thomas C. Canfield(14)	84,237	*
Brigadier Gen. Peter M. Dawkins (Ret.)(15)	14,416	*
Terry L. Jones(16)	4,745,598	6.8
Alvin B. Krongard(17)	160,854	*
Steven B. Pfeiffer(18)	17,855	*
J. Darrel Barros(19)	14,258	*
Parker W. Rush(20)	102,958	*
All directors and executive officers as a group (17 persons)(21)	8,247,278	11.6

*	Less than 1% of the outstanding shares of common stock.
(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 70,253,501 shares outstanding on January 31, 2011.
(2)	This information has been obtained from a Schedule 13G/A filed on February 9, 2011 by Greenhill & Co., Inc., or Greenhill. According to the Schedule 13G/A, Greenhill has sole voting and dispositive power with respect to 12,924,016 shares of our common stock, which include 4,000,000 shares underlying immediately exercisable warrants. Mr. Bok, one of our directors, is the chief executive officer of Greenhill. Mr. Niehaus, a director of our company, is Chairman of Greenhill Capital Partners. The principal business address of Greenhill is: 300 Park Avenue, New York, NY 10022.
(3)	This information has been obtained from a Schedule 13D filed on October 8, 2009 by Baralonco Limited and its sole owner, Khalid bin Abdullah bin Abdulrahman. According to the Schedule 13D, Khalid bin Abdullah bin Abdulrahman shares voting and dispositive power with respect to the shares held by Baralonco Limited. The principal business address of Baralonco Limited is: Craigmuir Chambers, P.O. Box 71, Road Town, Tortola, British Virgin Islands VG1110.
(4)	This information has been provided to the Company by Aletheia Research and Management, Inc., or Aletheia. The principal business address of Aletheia is 100 Wilshire Boulevard, Suite 1960, Santa Monica, CA 90401.

(5)	This information has been obtained from a Schedule 13G/A filed on January 31, 2011 by Integrated Core Strategies (US) LLC, or ICS. According to the Schedule 13G/A, Millennium Management LLC, or Millennium, as the general partner of the managing member of ICS, and Mr. Israel A. Englander, as the managing member of Millennium, share voting and dispositive power with respect to the 5,113,603 shares underlying immediately exercisable warrants. The principal business address of ICS is: 666 Fifth Avenue, New York, NY 10103.
(6)	This information has been obtained from a Schedule 13G filed on February 14, 2011 by Putnam, LLC, or Putnam. According to the Schedule 13G, Putnam has shared voting power with respect to 125,601 shares of our common stock and shared dispositive power with respect to 4,340,794 shares of our common stock. The principal business address of Putnam is: One Post Office Square, Boston, MA 02109.
(7)	This information has been obtained from a Schedule 13G filed on January 25, 2011 by Wells Fargo and Company, or Wells Fargo. According to the Schedule 13G, Wells Fargo has sole voting power with respect to 3,817,631 shares of our common stock, sole dispositive power with respect to 4,208,005 shares of our common stock, and shared dispositive power with respect to 6,397 shares of our common stock. The principal business address of Wells Fargo is 420 Montgomery Street, San Francisco, CA 94104.
(8)	This information has been obtained from a Schedule 13D/A filed on February 11, 2011 by Syndicated Communications Venture Partners IV, L.P., or the SynCom Fund. According to the Schedule 13D/A, WJM Partners IV, LLC, or WJM, as the SynCom Fund’s General Partner, and Messrs. Terry L. Jones, Duane McKnight, Herbert Wilkins Sr., and Milford Anthony Thomas as the managing members of WJM share voting and dispositive power with respect to the shares held by the SynCom Fund. The principal business address of the SynCom Fund is: 8515 Georgia Avenue, Suite 725, Silver Spring, MD 20910.
(9)	Includes 125,000 shares issuable upon the exercise of stock options exercisable within 60 days of January 31, 2011 and 27,000 shares underlying immediately exercisable warrants.
(10)	Includes 42,188 shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2011.
(11)	Consists of 42,188 shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2011.
(12)	Includes 200,000 shares underlying immediately exercisable warrants and 18,218.025 shares underlying vested restricted stock units.
(13)	Includes 6,130 shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2011, 400,000 shares underlying immediately exercisable warrants, and 19,159.950 shares underlying vested restricted stock units.
(14)	Includes 43,479 shares underlying immediately exercisable warrants and 22,178.525 shares underlying vested restricted stock units.
(15)	Consists of 14,415.975 shares underlying vested restricted stock units.
(16)	Includes 4,030,855 shares held by the SynCom Fund and 14,257.625 shares underlying vested restricted stock units held directly by Mr. Jones. Mr. Jones is a managing member of WJM, the General Partner of the SynCom Fund. Mr. Jones disclaims beneficial ownership of the shares held by the SynCom Fund except to the extent of his pecuniary interest in such shares.
(17)	Includes 35,666 shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2011. Excludes 115,233 shares held by The Krongard Irrevocable Equity Trust dated June 30, 2009, a trust held for the benefit of Mr. Krongard’s children of which Mr. Krongard’s wife is the trustee. Mr. Krongard disclaims beneficial ownership of any shares held by The Krongard Irrevocable Equity Trust dated June 30, 2009.
(18)	Includes 8,861 shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2011 and 8,994.425 shares underlying vested restricted stock units.
(19)	Consists of 14,257.625 shares underlying vested restricted stock units.
(20)	Includes 43,479 shares underlying immediately exercisable warrants and 16,000.150 shares underlying vested restricted stock units.
(21)	Includes 402,221 shares issuable upon the exercise of stock options exercisable within 60 days of January 31, 2011, an aggregate of 713,958 shares underlying immediately exercisable warrants and 127,482.3 shares underlying vested restricted stock units. See footnotes 9 through 20.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,157,141	$8.40	4,842,859
Equity compensation plans not approved by security holders	—	—	—
Total	3,157,141	$8.40	4,842,859

(1)

Includes 105,713 shares issuable upon the exercise of restricted stock units without consideration. The weighted average exercise price of the outstanding options, warrants and rights other than these restricted stock units is $8.69.

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

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to us, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself from the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of us and our stockholders, as the Audit Committee determines in the good faith exercise of its discretion.

RELATED-PERSON TRANSACTIONS

We had no reportable related-person transactions during 2010.

Item 14.	Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2010 and December 31, 2009, by Ernst & Young LLP, our principal accountant.

	Year Ended December 31,
	2010	2009
Audit fees(1)	$1,220,165	$911,000
Audit-related fees	—	—
Tax fees(2)	413,759	247,580
All other fees	—	—

Total fees(3)	$1,633,924	$1,158,580

(1)	Fees for audit services included fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, statutory audits required internationally, and fees related to registration statements.
(2)	Tax fees included fees for tax compliance, tax advice and tax planning.
(3)	Prior to the Acquisition, Ernst & Young LLP served as Iridium Holdings’ principal accountant. The above table only includes those fees billed by Ernst & Young LLP to Iridium Communications Inc. and does not include fees billed to Iridium Holdings prior to the Acquisition.

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

(3) Exhibits

See Item 15(b) below.

(b) Exhibits

Exhibit No.	Document

2.1	Transaction Agreement dated September 22, 2008, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2008.

2.2	Amendment to Transaction Agreement dated April 28, 2009, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2009.

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2008.

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.4	Warrant Agreement for $11.50 Warrants between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.1††	COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010.

10.2	Security Agreement, dated as of October 13, 2010, between the Registrant, Iridium Satellite LLC, Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, SE Licensing LLC, Iridium Government Services LLC, Iridium Constellation LLC, Syncom-Iridium Holdings Corp. and Deutsche Bank Trust Company Americas, acting as Security Agent.

10.3	Pledge Agreement, dated as of October 13, 2010, between the Registrant, Syncom-Iridium Holdings Corp., Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Satellite LLC, Iridium Constellation LLC and Deutsche Bank Trust Company Americas, acting as Security Agent.

Exhibit No.	Document

10.4	Stock Pledge Agreement, dated as of October 13, 2010, between the Registrant and Deutsche Bank Trust Company Americas, acting as Security Agent.

10.5††	Settlement Agreement between Iridium Holdings LLC, Iridium Satellite LLC, the Registrant and Motorola, Inc., dated as of September 30, 2010.

10.6††	Promissory Note issued by Iridium Satellite LLC to Motorola, Inc.

10.7††	Security Agreement, dated as of September 30, 2010, between Iridium Satellite LLC and Deutsche Bank Trust Company Americas, acting as Collateral Agent, incorporated by reference to Exhibit C to Exhibit 10.5.

10.8	Guaranty, dated as of September 30, 2010, by Iridium Holdings LLC and the Registrant in favor of Motorola, Inc.

10.9	Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of September 30, 2010.

10.10	Amendment No. 1 to Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of December 30, 2010.

10.11††	System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010.

10.12	Supplemental Subscriber Equipment Technology Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010.

10.13†	Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France, dated June 1, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A filed with the SEC on October 29, 2010.

10.14††	Amendment No. 1 to the Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A filed with the SEC on January 14, 2011.

10.15†	Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 1, 2010, incorporated by reference to Annex 1 to Exhibit 10.1 to the Registrant’s Form 10-Q/A filed with the SEC on October 29, 2010.

10.16††	Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q/A filed with the SEC on January 14, 2011.

10.17††	Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.18††	Amendment No. 3 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2010.

10.19††	Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated March 19, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q/A filed with the SEC on January 14, 2011.

10.20††	Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.21††	Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, dated as of May 28, 2010. Oxley Act of 2002, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.22	Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

Exhibit No.	Document

10.23††	Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September 7, 2010, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.24	Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.25	Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.26	Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.27††	Amended and Restated Contract Boeing No. BSC-2000-001 between Iridium Constellation LLC and The Boeing Company for Transition, Operations and Maintenance, Engineering Services, and Re-Orbit of the Iridium Communications System, dated as of May 28, 2010, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.28	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.29†	Amended and Restated Agreement for Manufacture, dated January 1, 2007, among Iridium Satellite LLC and Celestica Corporation, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.30	Convertible Subordinate Promissory Note, dated October 24, 2008, of Iridium Holdings LLC for Greenhill & Co. Europe Holdings Limited, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.31*	Employment Agreement, dated as of September 18, 2010, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010.

10.32*	Amendment to Employment Agreement by and between the Registrant and Matthew J. Desch, dated as of December 31, 2010.

10.33*	Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.34*	Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010.

10.35†*	Offer Letter, dated December 6, 2007, for John S. Brunette, incorporated herein by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.36*	Release Agreement between the Registrant and John S. Brunette, dated December 22, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2010.

10.37†*	Offer Letter, dated April 25, 2006, for Eric Morrison, incorporated herein by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.38*	Amendment to Offer Letter for Eric Morrison, dated as of December 31, 2010.

10.39*	Employment Agreement between the Registrant and Gregory Ewert, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.40*	Employment Agreement between the Registrant and John Roddy, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.41*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

Exhibit No.	Document

10.42*	Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan.

10.43*	Form of Stock Appreciation Right Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan.

10.44*	Form of Restricted Stock Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan.

10.45*	Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.46*	Form of Stock Option Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan.

10.47*	Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan.

10.48*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan.

10.49*	Summary of approved 2010 compensation, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2010.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
*	Denotes compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: March 7, 2011	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ MATTHEW J. DESCH Matthew J. Desch	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2011

/s/ Thomas J. Fitzpatrick Thomas J. Fitzpatrick	Chief Financial Officer (Principal Financial Officer)	March 7, 2011

/s/ CYNTHIA C. CANN Cynthia C. Cann	Vice President and Controller, Iridium Satellite LLC (Principal Accounting Officer)	March 7, 2011

/s/ ROBERT H. NIEHAUS Robert H. Niehaus	Director and Chairman of the Board	March 7, 2011

/s/ J. DARREL BARROS J. Darrel Barros	Director	March 7, 2011

/s/ SCOTT L. BOK Scott L. Bok	Director	March 7, 2011

/s/ THOMAS C. CANFIELD Thomas C. Canfield	Director	March 7, 2011

/s/ PETER M. DAWKINS Peter M. Dawkins	Director	March 7, 2011

/s/ TERRY L. JONES Terry L. Jones	Director	March 7, 2011

/s/ ALVIN B. KRONGARD Alvin B. Krongard	Director	March 7, 2011

/s/ STEVEN B. PFEIFFER Steven B. Pfeiffer	Director	March 7, 2011

/s/ PARKER W. RUSH Parker W. Rush	Director	March 7, 2011

EXHIBIT INDEX

(d) Exhibits

Exhibit No.	Document
2.1	Transaction Agreement dated September 22, 2008, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2008.

2.2	Amendment to Transaction Agreement dated April 28, 2009, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2009.

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2008.

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.4	Warrant Agreement for $11.50 Warrants between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.1††	COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010.

10.2	Security Agreement, dated as of October 13, 2010, between the Registrant, Iridium Satellite LLC, Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, SE Licensing LLC, Iridium Government Services LLC, Iridium Constellation LLC, Syncom-Iridium Holdings Corp. and Deutsche Bank Trust Company Americas, acting as Security Agent.

10.3	Pledge Agreement, dated as of October 13, 2010, between the Registrant, Syncom-Iridium Holdings Corp., Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Satellite LLC, Iridium Constellation LLC and Deutsche Bank Trust Company Americas, acting as Security Agent.

10.4	Stock Pledge Agreement, dated as of October 13, 2010, between the Registrant and Deutsche Bank Trust Company Americas, acting as Security Agent.

10.5††	Settlement Agreement between Iridium Holdings LLC, Iridium Satellite LLC, the Registrant and Motorola, Inc., dated as of September 30, 2010.

10.6††	Promissory Note issued by Iridium Satellite LLC to Motorola, Inc.

10.7††	Security Agreement, dated as of September 30, 2010, between Iridium Satellite LLC and Deutsche Bank Trust Company Americas, acting as Collateral Agent, incorporated by reference to Exhibit C to Exhibit 10.5.

10.8	Guaranty, dated as of September 30, 2010, by Iridium Holdings LLC and the Registrant in favor of Motorola, Inc.

10.9	Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of September 30, 2010.

Exhibit No.	Document
10.10	Amendment No. 1 to Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of December 30, 2010.

10.11††	System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010.

10.12	Supplemental Subscriber Equipment Technology Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010.

10.13†	Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France, dated June 1, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A filed with the SEC on October 29, 2010.

10.14††	Amendment No. 1 to the Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A filed with the SEC on January 14, 2011.

10.15†	Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 1, 2010, incorporated by reference to Annex 1 to Exhibit 10.1 to the Registrant’s Form 10-Q/A filed with the SEC on October 29, 2010.

10.16††	Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q/A filed with the SEC on January 14, 2011.

10.17††	Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.18††	Amendment No. 3 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2010.

10.19††	Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated March 19, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q/A filed with the SEC on January 14, 2011.

10.20††	Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.21††	Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, dated as of May 28, 2010. Oxley Act of 2002, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.22	Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.23††	Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September 7, 2010, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.24	Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.25	Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.26	Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

Exhibit No.	Document
10.27††	Amended and Restated Contract Boeing No. BSC-2000-001 between Iridium Constellation LLC and The Boeing Company for Transition, Operations and Maintenance, Engineering Services, and Re-Orbit of the Iridium Communications System, dated as of May 28, 2010, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.28	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.29†	Amended and Restated Agreement for Manufacture, dated January 1, 2007, among Iridium Satellite LLC and Celestica Corporation, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.30	Convertible Subordinate Promissory Note, dated October 24, 2008, of Iridium Holdings LLC for Greenhill & Co. Europe Holdings Limited, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.31*	Employment Agreement, dated as of September 18, 2010, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010.

10.32*	Amendment to Employment Agreement by and between the Registrant and Matthew J. Desch, dated as of December 31, 2010.

10.33*	Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.34*	Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010.

10.35†*	Offer Letter, dated December 6, 2007, for John S. Brunette, incorporated herein by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.36*	Release Agreement between the Registrant and John S. Brunette, dated December 22, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2010.

10.37†*	Offer Letter, dated April 25, 2006, for Eric Morrison, incorporated herein by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.38*	Amendment to Offer Letter for Eric Morrison, dated as of December 31, 2010.

10.39*	Employment Agreement between the Registrant and Gregory Ewert, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.40*	Employment Agreement between the Registrant and John Roddy, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.41*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.42*	Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan.

10.43*	Form of Stock Appreciation Right Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan.

10.44*	Form of Restricted Stock Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan.

10.45*	Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.46*	Form of Stock Option Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan.

10.47*	Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan.

Exhibit No.	Document
10.48*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan.

10.49*	Summary of approved 2010 compensation, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2010.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
*	Denotes compensatory plan, contract or arrangement.