Form 10-Q/A
period 2010-09-30
Iridium Communications Inc.
filed 2011-03-29
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) amends the Quarterly Report on Form 10-Q of Iridium Communications Inc. (the “Company”) for the quarter ended September 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2010, as amended on January 14, 2011 (the “Quarterly Report”). The Company is filing this Amendment No. 2 solely to update Exhibits 10.5, 10.8 and 10.9 to the Quarterly Report (the “Exhibits”). The Company sought confidential treatment for portions of the Exhibits and, following correspondence with the SEC, has restored certain portions of the Exhibits that were previously redacted.

Except for the foregoing, this Amendment No. 2 does not amend the Quarterly Report in any way and does not modify or update any disclosures contained in the Quarterly Report, which continues to speak as of the original date of the Quarterly Report. Accordingly, this Amendment No. 2 should be read in conjunction with the Quarterly Report and the Company’s other filings made with the SEC subsequent to the Quarterly Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

By:	/S/ THOMAS J. FITZPATRICK
Thomas J. Fitzpatrick
Chief Financial Officer

Date: March 29, 2011

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