Form 10-Q
period 2011-03-31
Iridium Communications Inc.
filed 2011-05-10
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 5, 2011 was   71,900,960.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$103,942	$119,932
Accounts receivable	54,127	50,278
Inventory	14,246	16,654
Deferred tax assets, net	5,784	5,784
Income tax receivable	10,803	11,103
Prepaid expenses and other current assets	4,854	4,978

Total current assets	193,756	208,729
Property and equipment, net of accumulated depreciation of $117,735 and $97,667, respectively	603,785	566,519
Other assets	14,259	814
Intangible assets, net of accumulated amortization of $18,598 and $15,336, respectively	93,340	96,602
Deferred financing costs	90,137	87,746
Goodwill	87,039	87,039

Total assets	$1,082,316	$1,047,449

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,106	$28,132
Accrued expenses and other current liabilities	35,062	54,271
Note payable	22,223	22,223
Deferred revenue	30,024	28,215

Total current liabilities	112,415	132,841
Credit facility	174,726	135,145
Deferred tax liabilities, net	104,363	100,728
Other long-term liabilities	25,454	23,216

Total liabilities	416,958	391,930
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized and 70,257,507 and 70,253,501 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	70	70
Additional paid-in capital	676,911	675,402
Accumulated deficit	(11,744)	(20,043)
Accumulated other comprehensive income, net of taxes	121	90

Total stockholders’ equity	665,358	655,519

Total liabilities and stockholders’ equity	$1,082,316	$1,047,449

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue:
Service	$61,170	$54,439
Subscriber equipment	24,410	21,843
Engineering and support service	5,723	5,460

Total revenue	91,303	81,742
Operating expenses:
Cost of subscriber equipment sales	13,045	23,145
Cost of services (exclusive of depreciation and amortization)	16,939	20,361
Research and development	4,268	4,265
Selling, general and administrative	17,419	15,930
Depreciation and amortization	23,331	22,511

Total operating expenses	75,002	86,212

Operating income (loss)	16,301	(4,470)
Other (expense) income:
Interest income (expense), net of capitalized interest of $2,277 and $0, respectively	285	106
Other (expense) income, net	(4,376)	117

Total other (expense) income	(4,091)	223

Income (loss) before income taxes	12,210	(4,247)
Provision (benefit) for income taxes	3,911	(2,930)

Net income (loss)	$8,299	$(1,317)

Weighted average shares outstanding – basic	70,360	70,248
Weighted average shares outstanding – diluted	72,668	70,248
Net income (loss) per share – basic	$0.12	$(0.02)
Net income (loss) per share – diluted	$0.11	$(0.02)

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net cash provided by operating activities	$32,182	$5,862
Cash flows from investing activities:
Payment of deferred acquisition consideration	—	(4,636)
Capital expenditures	(56,223)	(2,751)

Net cash used in investing activities	(56,223)	(7,387)
Cash flows from financing activities:
Borrowings under credit facility	39,581	—
Payment of deferred financing fees	(18,064)	—
Cash restricted for debt service reserve	(13,500)	—
Proceeds from exercise of stock options	34	—

Net cash provided by financing activities	8,051	—

Net decrease in cash and cash equivalents	(15,990)	(1,525)
Cash and cash equivalents, beginning of period	119,932	147,178

Cash and cash equivalents, end of period	$103,942	$145,653

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$19,811	$1,250
Capitalized interest accrued	$2,277	$—
Stock-based compensation capitalized	$118	$19

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2011

1. Organization and Basis of Presentation

Iridium Communications Inc. (the “Company”) was initially formed in 2007 as GHL Acquisition Corp., a special purpose acquisition company. The Company acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC in a transaction accounted for as a business combination on September 29, 2009 (the “Acquisition”). In accounting for the Acquisition, the Company was deemed the legal and accounting acquirer. On September 29, 2009, the Company changed its name to Iridium Communications Inc.

As a result of and subsequent to the Acquisition, the Company is a provider of mobile voice and data communications services on a global basis using a constellation of low earth orbiting satellites. The Company holds various licenses and authorizations from the U.S. Federal Communications Commission (the “FCC”) and from foreign regulatory bodies that permit the Company to conduct its business, including the operation of its satellite constellation.

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. The accompanying unaudited condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, (iii) all less than wholly owned subsidiaries that the Company controls, and (iv) variable interest entities where the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated, and net income not attributable to the Company has been allocated to noncontrolling interests.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim unaudited condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). While the Company believes that the disclosures are adequate to make the information not misleading, these interim unaudited condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes included in its Form 10-K filed with the SEC on March 7, 2011.

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

Financial Instruments

The unaudited condensed consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, accrued expenses and other liabilities, notes and loans payable, deferred revenue, and other obligations). Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of cash is swept nightly into a money market fund invested in U.S. treasuries. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains those deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. The Company performs credit evaluations of its customers’ financial condition and records allowances to provide for estimated credit losses when necessary. Accounts receivable are due from both domestic and international customers (see Note 4).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at March 31, 2011 and December 31, 2010, consisted of cash deposited in money market mutual funds, interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks. The Company’s restricted cash balances (included in other assets) as of March 31, 2011 and December 31, 2010 were $13.6 million and $0.1 million, respectively (see Note 3).

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are often subject to late payment penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible.

Foreign Currencies

The functional currency of the Company’s foreign subsidiaries is their local currency, except for countries that have “highly inflationary” economies, in which case the functional currency is deemed to be the reporting currency (or U.S. dollar). Assets and liabilities of its foreign subsidiaries are translated to U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are classified as other (expense) income, net in the accompanying unaudited condensed consolidated statements of operations.

Internally Developed Software

The Company capitalizes the costs of acquiring and developing software to meet its internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when both the preliminary project stage is completed and management has authorized funding for the project, based on a determination that it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (i) external direct cost of materials and services consumed in developing or obtaining internal-use software and (ii) payroll and payroll-related costs for employees who are directly associated with, and devote time to, the development. Capitalization of such costs ceases when the project is substantially complete and ready for its intended use. Internal use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from three to seven years.

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred and are amortized as additional interest expense using the effective interest method over the term of the related debt.

Capitalized Interest

The Company capitalizes interest costs incurred during the period when an asset is under construction or is being prepared for its intended use. Capitalized interest costs will be depreciated over the useful lives of assets to which such costs are allocated, beginning when the assets are placed in service.

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment primarily to a third-party manufacturer and purchases accessories from a variety of third-party suppliers. The Company’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition, scrap, tooling and freight). Inventories are valued using the average cost method, and are carried at the lower of cost or market value.

The Company has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. Pursuant to the agreement, the Company may be required to purchase excess raw materials if the materials are not used in production within the periods specified in the agreement. The supplier will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of March 31, 2011 and December 31, 2010, the Company had $1.0 million and $1.1 million, respectively, of those materials, and the amounts were included in inventory on the accompanying unaudited condensed consolidated balance sheets.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The Company expenses the estimated fair value of stock-based awards over the requisite service period. Stock option compensation cost is determined at the grant date using the Black-Scholes option pricing model. The fair value of an award that is ultimately expected to vest is expensed on a straight-line basis over the requisite service period and is classified in the statement of operations in a manner consistent with the classification of the employee’s or non-employee director’s salary and other compensation. Stock-based awards to consultants are expensed at their fair value according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Non-employee directors elected to receive a portion of their 2011 annual compensation in the form of equity awards, in an aggregate of approximately 0.1 million stock options and 0.1 million restricted stock units (“RSUs”). These stock options and RSUs were granted in January 2011 and vest over a one-year period with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was approximately $0.3 million. The estimated aggregate grant-date fair value of the RSUs was approximately $0.7 million. The Company is expensing the compensation expense for the stock options and RSUs ratably over the one-year service period.

The Company also granted an aggregate of approximately 1.5 million stock options to its employees in the first quarter of 2011. Employee stock options generally vest over a four-year period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The estimated aggregate grant-date fair value of the employee stock options granted in the first quarter of 2011 was approximately $5.9 million. The Company records compensation expense for the stock options on a straight-line basis over the requisite service period.

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

Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed annually on October 1, or more frequently if indicators of potential impairment exist. If the fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized.

Intangible Assets Not Subject to Amortization

A portion of the Company’s intangible assets are spectrum and regulatory authorizations and trade names, which are indefinite-lived intangible assets. The Company evaluates the useful life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company tests its indefinite-lived intangible assets for potential impairment annually or more frequently if indicators of impairment exist. If the fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized.

Intangible Assets Subject to Amortization

The Company’s intangible assets that have finite lives (primarily customer relationships – government and commercial, core developed technology, intellectual property and software) are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators are present, the Company tests for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company then determines the fair value of the asset and records an impairment loss, if any. The Company evaluates the useful lives for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Comprehensive Income (Loss)

The Company’s only component of other comprehensive income (loss) for all periods presented is the currency translation adjustment. Comprehensive income (loss) was $8.3 million and $(1.3) million for the three months ended March 31, 2011 and 2010, respectively.

Asset Retirement Obligations

Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”) and Motorola Solutions, Inc., formerly known as Motorola, Inc. (“Motorola”), has the right to require the de-orbit of the Company’s satellite constellation. In the event the Company was required to effect a mass de-orbit, pursuant to the amended and restated operations and maintenance agreement (the “Amended and Restated O&M Agreement”) by and between the Company and Boeing, the Company would be required to pay Boeing $16.8 million, plus an amount equivalent to the premium for de-orbit insurance coverage (estimated at $2.5 million as of March 31, 2011). The Company has concluded that each of the foregoing de-orbit rights meets the definition of an asset retirement obligation. However, the Company currently does not believe that it is likely the U.S. government, Boeing or Motorola will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote and has recorded an asset retirement obligation with respect to the potential mass de-orbit of approximately $0.2 million.

There are other circumstances in which the Company could be required, either by the U.S. government or for technical reasons, to de-orbit an individual satellite; however, the Company believes that any related costs would not be significant or incremental relative to the costs associated with the ordinary operations of the satellite constellation.

Revenue Recognition

The Company derives its revenue primarily as a wholesaler of satellite communications products and services. The primary types of revenue include (i) services revenue (access and usage-based airtime fees), (ii) subscriber equipment revenue, and (iii) revenue generated by providing engineering and support services to commercial and government customers.

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

Contracts with multiple elements

At times, the Company sells services and equipment through multi-element arrangements that bundle equipment, airtime and other services. For multi-element revenue arrangements entered into or materially modified after January 1, 2011, when the Company sells services and equipment in bundled arrangements that include guaranteed minimum orders and determines that it has separate units of accounting, the Company allocates the bundled contract price among the various contract deliverables based on each deliverable’s relative selling price. The selling price used for each deliverable is based on vendor-specific objective evidence when available, third-party evidence when vendor-specific evidence is not available, or the estimated selling price when neither vendor-specific evidence nor third-party evidence is available. The Company determines vendor specific objective evidence of selling price by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. When the Company determines the elements are not separate units of accounting, the Company recognizes revenue on a combined basis as the last element is delivered. For similar multi-element revenue arrangements entered into prior to January 1, 2011, when the Company determined that it had separate units of accounting, the Company allocated the bundled contract price among the various contract deliverables based on each deliverable’s objectively determined and relative fair value. The Company determined vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. When the Company determined the elements are not separate units of accounting, the Company recognized revenue on a combined basis as the last element is delivered.

Services revenue sold on a stand-alone basis

Services revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized ratably over the period in which the services are provided to the end-user. The Company sells prepaid services in the form of e-vouchers and prepaid cards. A liability is established for the cash paid for of the e-voucher or prepaid card on purchase. The Company recognizes revenue from the prepaid services (i) upon the use of the e-voucher or prepaid card by the customer; (ii) upon the expiration of the right to access the prepaid service; or (iii) when it is determined that the likelihood of the prepaid card being redeemed by the customer is remote (“Prepaid Card Breakage”). The Company has determined the recognition of Prepaid Card Breakage based on its historical redemption patterns. The Company does not offer refund privileges for unused prepaid services.

Subscriber equipment sold on a stand-alone basis

The Company recognizes subscriber equipment sales and the related costs when title to the equipment (and the risks and rewards of ownership) passes to the customer, typically upon shipment.

Services sold to the U.S. government

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

Government engineering and support services

The Company provides maintenance services to the U.S. government’s dedicated gateway. This revenue is recognized ratably over the periods in which the services are provided; the related costs are expensed as incurred.

Other government and commercial engineering and support services

The Company also provides certain engineering services to assist customers in developing new technologies for use on the Company’s satellite system. The revenue associated with these services is recorded when the services are rendered, typically on a proportional performance method of accounting based on the Company’s estimate of total costs expected to complete the contract, and the related costs are expensed as incurred. Revenue on cost-plus-fixed-fee contracts is recognized to the extent of estimated costs incurred plus the applicable fees earned. The Company considers fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The portion of revenue on research and development arrangements that is contingent upon the achievement of substantive milestone events is recognized in the period in which the milestone is achieved.

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. A warranty reserve is maintained based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties are recorded as cost of subscriber equipment sales and include equipment replacements, repairs, freight and program administration.

Three Months Ended March 31, 2011
(In thousands)
Balance at beginning of the period	$2,307
Provision	674
Utilization	(464)

Balance at end of the period	$2,517

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

Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, consisting of common stock issuable upon exercise of outstanding stock options and stock purchase warrants, is computed using the treasury stock method. The Company’s unvested RSUs contain non-forfeitable rights to dividends and therefore are considered to be participating securities; the calculation of basic and diluted net income per share excludes net income attributable to the unvested RSUs from the numerator and excludes the impact of unvested RSUs from the denominator (see Note 6).

Accounting Developments

In October 2009, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. The Company adopted the provisions of ASU 2009-13 effective January 1, 2011 for revenue arrangements entered into or materially modified in fiscal years beginning on or after that date.

The adoption of ASU 2009-13 did not have any effect on the Company’s consolidated balance sheets, statements of operations and statements of cash flows for any historical periods or as of or for the three months ended March 31, 2011. The Company is not able to reasonably estimate the effect of adopting this standard on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

In April 2010, the FASB issued Accounting Standards Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605) Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-17”).

ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. For the milestone to be considered substantive, the considerations earned by achieving the milestone should meet all of the following criteria: (i) be commensurate with either the vendor’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone, (ii) relate solely to past performance, and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. An individual milestone may not be bifurcated, and an arrangement may include more than one milestone. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

The Company adopted the provisions of ASU 2010-17 effective January 1, 2011 for milestones achieved on or after that date. The adoption of ASU 2010-17 did not have any effect on the Company’s consolidated balance sheets, statements of operations and statements of cash flows for any historical periods or as of or for the three months ended March 31, 2011. The Company is not able to reasonably estimate the effect of adopting this standard on future periods because the impact will vary based on the accomplishment of any future milestones achieved and on the nature and volume of new research and development arrangements in any given period.

3. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed price full scale development contract with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT (the “FSD”). The total price under the FSD is approximately $2.2 billion, and the Company expects payment obligations under the FSD to extend into the third quarter of 2017.

As of March 31, 2011, the Company had made aggregate payments of $196.0 million to Thales, which has been capitalized within property and equipment, net.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). The SpaceX Agreement, as amended, has a maximum price of $492.0 million.

As of March 31, 2011, the Company had made aggregate payments of $43.9 million to SpaceX, which has been capitalized within property and equipment, net.

Credit Facility

In 2010, the Company entered into a $1.8 billion loan facility (the “Facility”) with a syndicate of bank lenders. As of March 31, 2011, the Company had borrowed an aggregate total of $174.7 million under the Facility. The unused portion of the Facility as of March 31, 2011 and December 31, 2010 was approximately $1.6 billion and $1.7 billion, respectively. In addition, pursuant to the Facility, the Company is required to maintain a minimum cash reserve of $13.5 million as of March 31, 2011, which is classified in other assets included in the unaudited condensed consolidated balance sheet as of March 31, 2011. Total interest cost, all of which has been capitalized, was $1.7 million in the quarter ended March 31, 2011.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

4. Segments, Significant Customers, Suppliers and Service Providers and Geographic Information

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

Property and equipment, net, by geographic area, was as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
United States	$73,219	$73,170
Satellites in orbit	242,940	260,293
Iridium NEXT systems under construction	281,242	226,636
All others (1)	6,384	6,420

	$603,785	$566,519

(1)	No one other country represented more than 10% of net property and equipment.

Revenue by geographic area was as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
United States	$40,621	$40,391
Canada	11,709	11,707
United Kingdom	11,778	9,654
Other countries (1)	27,195	19,990

	$91,303	$81,742

(1)	No one other country represented more than 10% of revenue.

Revenue is attributed to geographic area based on the billing address of the distributor. Service location and the billing address are often not the same. The Company’s distributors sell services directly or indirectly to end-users, who may be located or use the Company’s products and services elsewhere. The Company cannot provide the geographical distribution of end-users because it does not contract directly with them. The Company does not have significant foreign exchange risk on sales since invoices are generally denominated in United States dollars.

5. Fair Value Measurements

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

Financial Assets and Liabilities

Cash and Cash Equivalents

Cash and cash equivalents were recorded at fair value at March 31, 2011 and December 31, 2010. The inputs used in measuring the fair value of these instruments were considered to be Level 1 in accordance with the fair value hierarchy. The fair values were based on period-end statements supplied by the various banks and brokers that held the majority of the Company’s funds deposited in money market mutual funds, interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks.

Short-term Financial Instruments

The fair values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities, deferred revenue, and other obligations) approximated their carrying values because of their short-term nature.

6. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are set forth below:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$8,299	$(1,317)
Net income allocated to participating securities	(10)	—

Numerator for basic net income (loss) per share	$8,289	$(1,317)

Numerator for diluted net income (loss) per share	$8,289	$(1,317)

Denominator:
Denominator for basic net income (loss) per share – Weighted average outstanding common shares	70,360	70,248
Dilutive effects of stock options	2	—
Dilutive effect of warrants	2,306	—

Denominator for diluted net income (loss) per share	72,668	70,248

Net income (loss) per share — basic	$0.12	$(0.02)
Net income (loss) per share — diluted	$0.11	$(0.02)

For the three months ended March 31, 2011, 14.4 million warrants and 4.5 million stock options were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

As of March 31, 2010, the Company had approximately 28.0 million warrants, 2.7 million stock options and 0.1 million RSUs outstanding. Because there was a net loss for the three months ended March 31, 2010, these warrants, options and RSUs were considered to be anti-dilutive in that period and therefore were excluded from the weighted average diluted shares outstanding calculation.

7. Subsequent Events

Between April 29, 2011 and May 4, 2011, the Company entered into a number of separately negotiated warrant exchange transactions. The Company issued an aggregate of 1,643,453 shares of its common stock, $0.001 par value per share (the “Common Stock”), in the transactions in exchange for the surrender of 8,167,541 warrants to purchase its Common Stock at an exercise price of $11.50 per share.

On May 6, 2011, the Company paid a total of $23.6 million to Motorola as a payment in full of our promissory note to Motorola, including accrued interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 7, 2011 with the Securities and Exchange Commission, or the SEC, as well as our unaudited condensed consolidated financial statements included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 7, 2011, and in this Form 10-Q, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Background

We were initially formed in 2007 as GHL Acquisition Corp., a special purpose acquisition company. We acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC, or Iridium Holdings, in a transaction accounted for as a business combination on September 29, 2009. We refer to this transaction as the Acquisition. We refer to Iridium Holdings, together with its direct and indirect subsidiaries, as Iridium. In accounting for the Acquisition, we were deemed the legal and accounting acquirer and Iridium the legal and accounting acquiree. On September 29, 2009, we changed our name to Iridium Communications Inc.

Overview of Our Business

We are engaged primarily in providing mobile voice and data communications services using a constellation of orbiting satellites. We are the second largest provider of satellite-based mobile voice and data communications services based on revenue, and the only commercial provider of communications services offering 100% global coverage. Our satellite network provides communications services to regions of the world where existing wireless or wireline networks do not exist or are impaired, including extremely remote or rural land areas, airways, open oceans, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers. We provide these services using our constellation of in-orbit satellites and related ground infrastructure, including a primary commercial gateway. We utilize an interlinked, mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 71 service providers, 167 value-added resellers, or VARs, and 53 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At March 31, 2011, we had approximately 447,000 billable subscribers worldwide, an increase of 88,000, or 24.5%, from approximately 359,000 billable subscribers at March 31, 2010. We have a diverse customer base, with end users in the following vertical markets: land-based handset; maritime; aviation; machine-to-machine, or M2M; and government.

We expect a higher proportion of our future revenue will be derived from service revenue than in the past. Voice and M2M data service historically have generated higher gross margin than subscriber equipment. We expect our future revenue growth rates overall will be somewhat lower than our historical growth rates, primarily due to decreased subscriber equipment revenue growth and the difficulty in sustaining high growth rates as our revenue increases.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, hardware and software upgrades to our ground infrastructure in preparation for Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017 to be approximately $3 billion. We believe our $1.8 billion loan facility, or the Facility, together with internally generated cash flows, including cash flows from hosted payloads, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017. As of May 9, 2011, we have borrowed a total of $195.2 million under the Facility. For more information about our sources of funding, see “Liquidity and Capital Resources.”

Material Trends and Uncertainties

Iridium’s industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by the Department of Defense, or DoD, disaster and relief agencies and emergency first responders;

•	a broad and expanding wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the receipt of licenses in additional countries.

Nonetheless, as we continue the Iridium business, we face a number of challenges and uncertainties, including:

•

our ability to develop Iridium NEXT and related ground infrastructure, and develop products and services for Iridium NEXT, including our ability to continue to access the Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites;

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

•

reliance on single source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events;

•	reliance on a few significant customers for a substantial portion of our revenues, where the loss or decline in business with any of these customers may negatively impact our revenue; and

•	our ability to obtain sufficient internally generated cash flows, including cash flows from hosted payloads, to fund a portion of the costs associated with Iridium NEXT and support ongoing business.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenue

Total revenue increased by 11.7% to $91.3 million for the three months ended March 31, 2011 from $81.7 million for the three months ended March 31, 2010, due principally to growth in billable subscribers, which drove growth in both commercial and government services revenue as well as increased sales of subscriber equipment. Billable subscribers at March 31, 2011 increased by approximately 24.5% from March 31, 2010 to approximately 447,000, primarily due to growth in our distribution network and new product offerings.

Service Revenue

	Service Revenue
	Three Months Ended March 31,
	2011			2010			Quarter over Quarter Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Commercial voice	$38.9	278.5	$47	$36.6	247.6	$50	$2.3	30.9	$(3)
Commercial M2M data	6.4	122.7	18	4.1	76.2	18	2.3	46.5	—

Total	45.3	401.2		40.7	323.8		4.6	77.4
Government voice	15.4	36.9	140	13.5	30.2	151	1.9	6.7	(11)
Government M2M data	0.5	8.9	22	0.2	4.5	20	0.3	4.4	2

Total	15.9	45.8		13.7	34.7		2.2	11.1

Total	$61.2	447.0		$54.4	358.5		$6.8	88.5

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 12.4% to $61.2 million for the three months ended March 31, 2011 from $54.4 million for the three months ended March 31, 2010, primarily due to growth in billable subscribers in commercial and government services.

Commercial voice revenue increased principally due to billable subscriber growth, including growth related to Iridium OpenPort and an increase in prepaid usage, partially offset by a decrease in average monthly revenue per unit, or ARPU, for commercial voice. The decrease in commercial voice ARPU was due to a decline in average minutes of use per postpaid subscriber, partially offset by growth in the higher ARPU Iridium OpenPort service. Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base, as well as a favorable impact related to revenue not recognized in the three months ended March 31, 2010 because collectability of the revenue for a customer, at that time, was not reasonably assured. Commercial M2M data ARPU was flat quarter over quarter. If the revenue for the customer discussed earlier had been recognized in the three months ended March 31, 2010, commercial M2M data ARPU would have been $22. We expect to see a decrease in commercial M2M data ARPU in 2011 as we expect to continue to experience further growth in our subscriber base with many subscribers utilizing lower ARPU plans.

Government voice revenue increased, principally due to billable subscriber growth, including growth related to Netted Iridium, a product that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. Government voice ARPU decreased by $11 to $140 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, due to a higher proportion of billable subscribers on the lower priced Netted Iridium plan. The increase in government M2M data revenue was driven primarily by billable subscriber growth. The increase in government M2M data ARPU is in part due to usage mix change on our tiered pricing plans. We expect government voice ARPU to be lower in 2011 compared to 2010 as usage of Netted Iridium continues to grow as a percentage of overall government voice subscribers. Also, future growth in government voice and M2M data billable subscribers and revenue may be negatively affected by reductions in U.S. defense spending and deployed troop levels, and a corresponding decrease in subscribers under our agreements with the U.S. government, which account for a majority of our government services revenue and are subject to annual renewals.

Subscriber Equipment Revenue

Subscriber equipment revenue increased by 11.8% to $24.4 million for the three months ended March 31, 2011 from $21.8 million for the three months ended March 31, 2010. The increase in subscriber equipment revenue was primarily due to increased volume in handset and M2M data device sales, which was partially offset by decreases in handset unit prices and the lower selling price of Iridium 9602, a full-duplex short-burst data transceiver introduced in May 2010, as compared to Iridium 9601, the predecessor which it replaced. We intend to continue our strategy of pricing equipment to incent subscriber growth, aimed at increasing recurring service revenues that produce higher gross margins. Subscriber equipment sales to the U.S. government, including sales through non-government distributors, may be negatively affected by reductions in U.S. defense spending and deployed troop levels. We expect a decrease in subscriber equipment revenue in 2011 compared to 2010 given the reduced pricing which we implemented to incent subscriber growth and growth in recurring service revenues.

Engineering and Support Service Revenue

Engineering and support service revenue increased by 4.8% to $5.7 million for the three months ended March 31, 2011 from $5.5 million for the three months ended March 31, 2010, which was primarily due to an increase in the level of effort for a gateway upgrade project for the U.S. government, partially offset by decreases in government-sponsored research and development contracts.

Operating Expenses

Total operating expenses decreased by 13.0% to $75.0 million for the three months ended March 31, 2011 from $86.2 million for the three months ended March 31, 2010. This decrease was due primarily to lower cost of subscriber equipment sales for the three months ended March 31, 2011 due to the effects of acquisition accounting in the three months ended March 31, 2010, which did not exist in the 2011 period, as well as a decrease in the cost of services (exclusive of depreciation and amortization). These decreases were slightly offset by an increase in selling, general and administrative expenses.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, warranty costs and royalties paid for the subscriber equipment intellectual property.

Cost of subscriber equipment sales decreased by 43.6% to $13.0 million for the three months ended March 31, 2011 from $23.1 million for the three months ended March 31, 2010, primarily due to the lower inventory value for the equipment sold in the three months ended March 31, 2011 compared to the equipment sold in the three months ended March 31, 2010, which included a $10.9 million increase to the inventory basis due to the effects of acquisition accounting. This decrease also reflected lower unit manufacturing costs that were partially offset by increased sales volume in M2M data devices and handsets.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased by 16.8% to $17.0 million for three months ended March 31, 2011 from $20.4 million for the three months ended March 31, 2010, primarily due to the result of a favorable contract renegotiation with The Boeing Company, or Boeing, in July 2010 that resulted in lower operations and maintenance expenses.

Research and Development

Research and development expenses were $4.3 million for both the three months ended March 31, 2011 and the three months ended March 31, 2010. Research and development expenses in the three months ended March 31, 2011 included decreased expenses related to a new M2M device that was completed in 2010 and decreased expenses related to Iridium NEXT projects as they transitioned out of the research and development stage. These decreases were offset by increases in new product development projects.

Selling, General and Administrative

Selling, general and administrative expenses include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by 9.3% to $17.4 million for the three months ended March 31, 2011 from $15.9 million for the three months ended March 31, 2010. For the three months ended March 31, 2010, we had a favorable adjustment to our allowance for doubtful accounts that resulted in a benefit, which we did not have in the 2011 period. Additionally, during the three months ended March 31, 2011, we had an increase in employee related costs, in part due to an increase in employee headcount. These increases were partially offset by lower professional fees.

Depreciation and Amortization

Depreciation and amortization expenses increased by 3.6% to $23.3 million for the three months ended March 31, 2011 from $22.5 million for the three months ended March 31, 2010, primarily due to assets placed in service and additional depreciation and amortization associated with certain intellectual property assets acquired in 2010.

Other (Expense) Income

Interest Income (Expense), Net of Capitalized Interest

Interest income (expense), net of capitalized interest increased to $0.3 million for the three months ended March 31, 2011 compared to $0.1 million for the three months ended March 31, 2010. We have capitalized interest costs related to the Facility for the three months ended March 31, 2011. We expect our interest costs going forward to increase, however, we expect most of these costs will be capitalized as a part of the Iridium NEXT project during its construction period.

Other (Expense) Income, Net

Other (expense) income, net was $(4.4) million for the three months ended March 31, 2011 and $0.2 million for the three months ended March 31, 2010. This change from income to expense was primarily due to the commitment fee on the undrawn portion of the Facility, which we did not have in the three months ended March 31, 2010 as the Facility did not exist at such time. We expect this expense to continue to increase in 2011 compared to 2010, however, this expense will decrease over time as the undrawn balance on the Facility decreases as we make additional drawdowns.

Income Tax Provision (Benefit)

For the three months ended March 31, 2011, our income tax provision was $3.9 million compared to an income tax benefit of $2.9 million for the three months ended March 31, 2010. Our 2011 estimated annual effective tax rate was approximately 36.75%, excluding discrete items, compared to 50.91% in the equivalent period in 2010. As of December 31, 2010, our foreign corporation with effectively connected U.S. income, Iridium Blocker B, Inc., was domesticated. As a result of the domestication, the additional U.S. taxes on the foreign corporation are no longer applicable. Our first quarter 2011 estimated annual effective tax rate differs from the statutory U.S. federal income tax rate of 35% due primarily to state income taxes and foreign withholding taxes. The first quarter 2010 estimated annual effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to state income taxes and additional U.S. taxes on foreign corporations.

In February 2011, the Arizona legislature passed a corporate income tax rate reduction from 6.98% to 4.90%. This reduction is phased in over four years, commencing in 2014. This resulted in a decrease to our year-to-date income tax expense by $0.8 million for the impact of the change on our December 31, 2010 deferred tax assets and liabilities. In addition, the 2011 estimated annual effective tax rate includes the impact of this reduction on the deferred tax assets and liabilities expected to be generated during the year. As our current estimates may change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Liquidity and Capital Resources

As of March 31, 2011, our total cash and cash equivalents were $103.9 million. Our principal sources of liquidity are existing cash, internally generated cash flows and the Facility. Our principal liquidity requirements are to meet capital expenditure needs, including the design, build and launch of Iridium NEXT, working capital and research and development expenses.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Facility, with the remainder to be funded from internally generated cash flows, including cash flows from hosted payloads on our Iridium NEXT satellites. We also have outstanding stock purchase warrants that could serve as a source of additional liquidity upon exercise. As of May 5, 2011, the warrants that were “in the money,” meaning they had an exercise price less than the closing price of our common stock on that date, would provide us with approximately $95.6 million if exercised in full.

The Facility contains borrowing restrictions, including financial performance covenants, and there can be no assurance that we will be able to continue to borrow funds under the Facility. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations, that our in-the-money warrants will remain in the money, or that they will be exercised. If we do not have access to those expected sources of liquidity, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, we will require even more external funding than planned. Our ability to obtain additional funding may be adversely affected by a number of factors, including the global economic downturn and related tightening of the credit markets, and we cannot assure you that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

As of March 31, 2011, we had borrowed a total of $174.7 million under the Facility. The unused portion of the Facility as of March 31, 2011 was approximately $1.6 billion. In addition, we are required to maintain a minimum cash reserve of $13.5 million as of March 31, 2011, which is classified in other assets in the unaudited condensed consolidated balance sheet as of March 31, 2011. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash and Indebtedness

At March 31, 2011, our total cash and cash equivalents were $103.9 million, and we had an aggregate of $196.9 million of indebtedness related to borrowings under the Facility and amounts outstanding related to the promissory note to Motorola Solutions, Inc.

Cash Flows

The following section highlights our cash flows for the three months ended March 31, 2011 and 2010:

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 increased to $32.2 million from $5.9 million for the three months ended March 31, 2010. This increase of $26.3 million was primarily attributable to a $20.2 million increase in working capital and a $6.1 million increase in income from operations after adjusting for non-cash items. The change in working capital was primarily due to a $19.0 million launch services contract deposit we paid in the three months ended March 31, 2010 that later was classified to property and equipment upon the effectiveness of the contract. In addition, there was favorability related to timing of payments to vendors and a $2.5 million deposit from a customer for a potential purchase of hosted payloads, partially offset by higher bonus incentive payments to employees as compared to the same period in 2010. The change in income from operations was driven by higher operating income resulting from revenue growth and operating expense savings, partially offset by the commitment fee on the undrawn portion of the Facility as compared to the three months ended March 31, 2010.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 increased to $56.2 million from $7.4 million for the three months ended March 31, 2010. This increase was primarily due to higher capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellite, network and gateway operations. In addition, we also had higher capital expenditures related to corporate systems, partially offset by $4.6 million paid to certain former members of Iridium Holdings in the three months ended March 31, 2010 for tax benefits they received as a result of the Acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $8.0 million, resulting from cash borrowed under the Facility, partially offset by payment of financing fees incurred in conjunction with obtaining the Facility and cash payments into the debt service reserve as required by the Facility. There was no cash provided by or used in financing activities for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

We do not currently have, nor have we had in the last three years, any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Accounting Developments

None

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest income earned on our cash and cash equivalents balances is subject to interest rate fluctuations. For the quarter ended March 31, 2011, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We entered into the Facility in October 2010 and had borrowed $174.7 million under the Facility as of March 31, 2011. A portion of the draws we make under the Facility bear interest at a floating rate equal to the LIBOR plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Facility been outstanding throughout the quarter ended March 31, 2011, a one-half percentage point increase or decrease in the LIBOR would not have had a material effect on our interest cost.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, or our Annual Report, as filed with the Securities and Exchange Commission on March 7, 2011. The descriptions below include any material changes to and supersede the description of the applicable risk factor affecting our business previously disclosed in our Annual Report.

We rely on a limited number of key vendors for supply of equipment and services.

Celestica is the manufacturer of all of our current devices, including our mobile handsets, L-Band transceivers and short-burst data modems. Celestica may choose to terminate its business relationship with us when its current contractual obligations are completed on January 1, 2012, or at such earlier time as contemplated by our current agreement with Celestica. If Celestica terminates this relationship, we may not be able to find a replacement supplier in a timely manner, at an acceptable price, or at all. We are very dependent on Celestica’s performance as our sole supplier. We also utilize sole source suppliers for certain component parts of our devices.

These manufacturers and suppliers may become capacity constrained as a result of a surge in demand, a natural disaster or other event, resulting in a shortage or interruption in supplies or an inability to meet increased demand. For example, some of our suppliers, including Celestica, use parts or components manufactured in Japan, the supply of which may be affected by the recent earthquake and tsunami. Although we may replace Celestica or other sole source suppliers, there could be a substantial period of time in which our products are not available; any new relationship may involve higher costs and delays in development and delivery, and we may encounter technical challenges in successfully replicating the manufacturing processes. If our manufacturers or suppliers terminate their relationships with us, fail to provide equipment or services to us on a timely basis or fail to meet our performance expectations, we may be unable to provide products or services to our customers in a competitive manner, which could in turn negatively impact our financial results and our reputation.

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
Thomas J. Fitzpatrick
Chief Financial Officer

Date: May 10, 2011

EXHIBIT INDEX

Exhibit	Description

10.1	Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.2	Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.3	2011 Executive Bonus Plan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.