Form 10-K/A
period 2010-12-31
Iridium Communications Inc.
filed 2011-07-01
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Iridium Communications Inc. (the “Company”) for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2011 (the “Annual Report”). The Company is filing this Amendment No. 1 solely to update Exhibit 10.1 to the Annual Report (the “Exhibit”). The Company sought confidential treatment for portions of the Exhibit and, following correspondence with the SEC, has restored certain portions of the Exhibit that were previously redacted.

Except for the foregoing, this Amendment No. 1 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and the Company’s other filings made with the SEC subsequent to the Annual Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: July 1, 2011	By:	/s/ THOMAS J. FITZPATRICK
Thomas J. Fitzpatrick Chief Financial Officer (Principal Financial Officer)

1

EXHIBIT INDEX

(d) Exhibits

Exhibit No.	Document
2.1	Transaction Agreement dated September 22, 2008, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2008.

2.2	Amendment to Transaction Agreement dated April 28, 2009, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2009.

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2008.

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.4	Warrant Agreement for $11.50 Warrants between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.1††	COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010.

10.2**	Security Agreement, dated as of October 13, 2010, between the Registrant, Iridium Satellite LLC, Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, SE Licensing LLC, Iridium Government Services LLC, Iridium Constellation LLC, Syncom-Iridium Holdings Corp. and Deutsche Bank Trust Company Americas, acting as Security Agent.

10.3**	Pledge Agreement, dated as of October 13, 2010, between the Registrant, Syncom-Iridium Holdings Corp., Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Satellite LLC, Iridium Constellation LLC and Deutsche Bank Trust Company Americas, acting as Security Agent.

10.4**	Stock Pledge Agreement, dated as of October 13, 2010, between the Registrant and Deutsche Bank Trust Company Americas, acting as Security Agent.

Exhibit No.	Document
10.5††,**	Settlement Agreement between Iridium Holdings LLC, Iridium Satellite LLC, the Registrant and Motorola, Inc., dated as of September 30, 2010.

10.6††,**	Promissory Note issued by Iridium Satellite LLC to Motorola, Inc.

10.7††,**	Security Agreement, dated as of September 30, 2010, between Iridium Satellite LLC and Deutsche Bank Trust Company Americas, acting as Collateral Agent, incorporated by reference to Exhibit C to Exhibit 10.5.

10.8**	Guaranty, dated as of September 30, 2010, by Iridium Holdings LLC and the Registrant in favor of Motorola, Inc.

10.9**	Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of September 30, 2010.

10.10**	Amendment No. 1 to Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of December 30, 2010.

10.11††,**	System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010.

10.12**	Supplemental Subscriber Equipment Technology Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010.

10.13†	Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France, dated June 1, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A filed with the SEC on October 29, 2010.

10.14††	Amendment No. 1 to the Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q/A filed with the SEC on January 14, 2011.

10.15†	Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 1, 2010, incorporated by reference to Annex 1 to Exhibit 10.1 to the Registrant’s Form 10-Q/A filed with the SEC on October 29, 2010.

10.16††	Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q/A filed with the SEC on January 14, 2011.

10.17††	Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.18††,**	Amendment No. 3 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2010.

10.19††	Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated March 19, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q/A filed with the SEC on January 14, 2011.

Exhibit No.	Document
10.20††	Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.21††	Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, dated as of May 28, 2010. Oxley Act of 2002, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.22	Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.23††	Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September 7, 2010, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.24	Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.25	Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.26	Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.27††	Amended and Restated Contract Boeing No. BSC-2000-001 between Iridium Constellation LLC and The Boeing Company for Transition, Operations and Maintenance, Engineering Services, and Re-Orbit of the Iridium Communications System, dated as of May 28, 2010, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.28	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.29†	Amended and Restated Agreement for Manufacture, dated January 1, 2007, among Iridium Satellite LLC and Celestica Corporation, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.30	Convertible Subordinate Promissory Note, dated October 24, 2008, of Iridium Holdings LLC for Greenhill & Co. Europe Holdings Limited, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.31*	Employment Agreement, dated as of September 18, 2010, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 22, 2010.

10.32*,**	Amendment to Employment Agreement by and between the Registrant and Matthew J. Desch, dated as of December 31, 2010.

Exhibit No.	Document
10.33*	Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.34*,**	Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010.

10.35†*	Offer Letter, dated December 6, 2007, for John S. Brunette, incorporated herein by reference to Exhibit 10.12 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.36*	Release Agreement between the Registrant and John S. Brunette, dated December 22, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2010.

10.37†*	Offer Letter, dated April 25, 2006, for Eric Morrison, incorporated herein by reference to Exhibit 10.13 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.38*,**	Amendment to Offer Letter for Eric Morrison, dated as of December 31, 2010.

10.39*	Employment Agreement between the Registrant and Gregory Ewert, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.40*	Employment Agreement between the Registrant and John Roddy, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.41*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.42*,**	Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan.

10.43*,**	Form of Stock Appreciation Right Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan.

10.44*,**	Form of Restricted Stock Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan.

10.45*	Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.46*,**	Form of Stock Option Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan.

10.47*,**	Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan.

10.48*,**	Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the Iridium Communications Inc. 2009 Stock Incentive Plan.

10.49*	Summary of approved 2010 compensation, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2010.

21.1**	List of Subsidiaries.

23.1**	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit No.	Document
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
*	Denotes compensatory plan, contract or arrangement.
**	Previously filed on March 7, 2011 as an exhibit to the Registrant’s Annual Report on Form 10-K and incorporated by reference herein.