Form 10-Q
period 2011-06-30
Iridium Communications Inc.
filed 2011-08-08
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 3, 2011 was 73,205,008.

IRIDIUM COMMUNICATIONS INC.

ITEM No.		PAGE

Part I. Financial Information

1.	Financial Statements

	Iridium Communications Inc.:
	Unaudited Condensed Consolidated Balance Sheets	3
	Unaudited Condensed Consolidated Statements of Operations	4
	Unaudited Condensed Consolidated Statements of Cash Flows	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

3.	Quantitative and Qualitative Disclosures About Market Risk	24

4.	Controls and Procedures	25

Part II. Other Information

1.	Legal Proceedings	25

1A.	Risk Factors	25

2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

3.	Defaults Upon Senior Securities	29

4.	[Removed and Reserved]	29

5.	Other Information	29

6.	Exhibits	29

	Signatures	30

	EX-10.1

	EX-10.2

	EX-10.3

	EX-31.1

	EX-31.2

	EX-32.1

	EX-101 XBRL Instance Document.

	EX-101 XBRL Taxonomy Extension Schema Document.

	EX-101 XBRL Taxonomy Calculation Linkbase Document.

	EX-101 XBRL Taxonomy Label Linkbase Document.

	EX-101 XBRL Taxonomy Presentation Linkbase Document.

PART I.

Iridium Communications Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$103,767	$119,932
Accounts receivable	59,568	50,278
Inventory	14,407	16,654
Deferred tax assets, net	5,784	5,784
Income tax receivable	6,608	11,103
Prepaid expenses and other current assets	5,455	4,978

Total current assets	195,589	208,729
Property and equipment, net of accumulated depreciation of $138,134 and $97,667, respectively	717,390	566,519
Other assets	14,231	814
Intangible assets, net of accumulated amortization of $21,861 and $15,336, respectively	90,077	96,602
Deferred financing costs	95,867	87,746
Goodwill	87,039	87,039

Total assets	$1,200,193	$1,047,449

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,747	$28,132
Accrued expenses and other current liabilities	31,193	54,271
Note payable	0	22,223
Deferred revenue	33,074	28,215

Total current liabilities	118,014	132,841
Credit facility	265,272	135,145
Deferred tax liabilities, net	110,405	100,728
Other long-term liabilities	27,666	23,216

Total liabilities	521,357	391,930
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 2,000,000 shares authorized and none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized and 73,205,008 and 70,253,501 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	73	70
Additional paid-in capital	678,563	675,402
Accumulated deficit	(61)	(20,043)
Accumulated other comprehensive income, net of taxes	261	90

Total stockholders’ equity	678,836	655,519

Total liabilities and stockholders’ equity	$1,200,193	$1,047,449

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Services	$65,156	$59,078	$126,326	$113,517
Subscriber equipment	21,913	20,264	46,323	42,107
Engineering and support services	8,834	4,632	14,557	10,092

Total revenue	95,903	83,974	187,206	165,716
Operating expenses:
Cost of subscriber equipment sales	12,062	11,711	25,107	34,856
Cost of services (exclusive of depreciation and amortization)	19,758	19,021	36,697	39,382
Research and development	3,379	8,132	7,647	12,397
Selling, general and administrative	16,297	16,703	33,716	32,633
Depreciation and amortization	23,664	22,449	46,995	44,960

Total operating expenses	75,160	78,016	150,162	164,228

Operating income	20,743	5,958	37,044	1,488
Other (expense) income:
Interest income (expense), net	262	228	547	334
Other (expense) income, net	(3,168)	(22)	(7,544)	95

Total other (expense) income	(2,906)	206	(6,997)	429

Income before income taxes	17,837	6,164	30,047	1,917
Provision for income taxes	6,154	2,964	10,065	34

Net income	$11,683	$3,200	$19,982	$1,883

Weighted average shares outstanding – basic	71,519	70,274	70,943	70,261
Weighted average shares outstanding – diluted	73,653	72,970	73,164	72,202
Net income per share – basic	$0.16	$0.05	$0.28	$0.03
Net income per share – diluted	$0.16	$0.04	$0.27	$0.03

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net cash provided by operating activities	$84,082	$33,216

Cash flows from investing activities:
Payment of deferred acquisition consideration	—	(4,636)
Capital expenditures	(170,871)	(48,158)

Net cash used in investing activities	(170,871)	(52,794)
Cash flows from financing activities:
Borrowings under credit facility	130,127	—
Payment of deferred financing fees	(23,793)	(6,857)
Cash restricted for debt service reserve	(13,528)	—
Proceeds from exercise of stock options	41	—
Repayment of note payable	(22,223)	—

Net cash provided (used in) by financing activities	70,624	(6,857)

Net decrease in cash and cash equivalents	(16,165)	(26,435)
Cash and cash equivalents, beginning of period	119,932	147,178

Cash and cash equivalents, end of period	$103,767	$120,743

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$41,384	$2,811
Leasehold improvement incentives	$—	$901
Capitalized interest accrued	$1,832	$—
Stock-based compensation capitalized	$282	$52

Supplemental disclosure of non-cash financing activities:
Accrued financing fees	$—	$1,541

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2011

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

As a result of, and subsequent to, the Acquisition, the Company is a provider of mobile voice and data communications services on a global basis using a constellation of low-earth orbiting satellites. The Company holds various licenses and authorizations from the U.S. Federal Communications Commission (the “FCC”) and from foreign regulatory bodies that permit the Company to conduct its business, including the operation of its satellite constellation.

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The Company has prepared its unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. The accompanying unaudited condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, (iii) all less than wholly owned subsidiaries that the Company controls, and (iv) variable interest entities where the Company is the primary beneficiary. All material intercompany transactions and balances have been eliminated, and net income not attributable to the Company has been allocated to noncontrolling interests, when material.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim unaudited condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). While the Company believes that the disclosures are adequate to make the information not misleading, these interim unaudited condensed consolidated financial statements should be read in conjunction with the 2010 annual consolidated financial statements and notes included in its Form 10-K filed with the SEC on March 7, 2011.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of cash is swept nightly into a money market fund invested in U.S. Treasuries. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains those deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. When necessary, the Company performs credit evaluations of its customers’ financial condition and records allowances to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers (see Note 4).

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at June 30, 2011 and December 31, 2010, consisted of cash deposited in money market mutual funds invested in U.S. Treasuries, and interest bearing and non-interest bearing depository accounts with commercial banks. The Company’s restricted cash balances (included in other assets) as of June 30, 2011 and December 31, 2010 were $13.6 million and $0.1 million, respectively (see Note 3).

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

Foreign Currencies

The functional currency of the Company’s foreign subsidiaries is generally their local currency, except (i) in situations where the subsidiary conducts its business primarily in the U.S. dollar, and (ii) for countries that have “highly inflationary” economies, which in both cases the functional currency is deemed to be the reporting currency (or U.S. dollar). Assets and liabilities of its foreign subsidiaries are translated to U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are classified as other (expense) income, net in the accompanying unaudited condensed consolidated statements of operations.

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

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment primarily to a third-party manufacturer and purchases accessories from a variety of third-party suppliers. The Company’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition), scrap and freight. Inventories are valued using the average cost method, and are carried at the lower of cost or market value.

The Company has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. Pursuant to the agreement, the Company may be required to purchase excess raw materials if the materials are not used in production within the periods specified in the agreement. The supplier will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of June 30, 2011 and December 31, 2010, the Company had $0.9 million and $1.1 million, respectively, of those materials, and the amounts were included in inventory on the accompanying unaudited condensed consolidated balance sheets.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The Company expenses the estimated fair value of stock-based awards over the requisite service period. Stock option compensation cost is determined at the grant date using the Black-Scholes option pricing model. The fair value of an award that is ultimately expected to vest is expensed on a straight-line basis over the requisite service period and is classified in the statement of operations in a manner consistent with the classification of the employee’s or non-employee director’s salary or other compensation. Stock-based awards to consultants are expensed at their fair value according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Non-employee directors elected to receive a portion of their 2011 annual compensation in the form of equity awards, in an aggregate of approximately 0.1 million stock options and 0.1 million restricted stock units (“RSUs”). These stock options and RSUs were granted in January 2011 and vest over a one-year period with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was approximately $0.3 million. The estimated aggregate grant-date fair value of the RSUs was approximately $0.7 million. The Company is recognizing the expense for these awards ratably over the one-year service period.

The Company also granted stock options to acquire an aggregate of approximately 0.2 million and 1.8 million shares of its common stock, par value $0.001 per share (the “Common Stock”) to its employees in the three and six months ended June 30, 2011, respectively. Employee stock options generally vest over a four-year period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The estimated aggregate grant-date fair values of the employee stock options granted during the three and six month periods ended June 30, 2011 were approximately $0.6 million and $6.5 million, respectively.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Ground systems	5 – 7 years
Equipment	3 – 5 years
Internally developed software and purchased software	3 – 7 years
Buildings	39 years
Building improvements	estimated useful life
Leasehold improvements	shorter of useful life or remaining lease term

The Company’s current satellite constellation is being depreciated using the straight-line method over 5 years from the date of the Acquisition.

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

Intangible Assets Subject to Amortization

The Company’s intangible assets that have finite lives (primarily customer relationships, core developed technology, intellectual property and software) are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators are present, the Company tests for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company then determines the fair value of the asset and records an impairment loss, if any. The Company evaluates the useful lives for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Comprehensive Income

The Company’s only component of other comprehensive income for all periods presented is the currency translation adjustment for its foreign subsidiaries. Comprehensive income was $11.8 million and $3.2 million for the three months ended June 30, 2011 and 2010, respectively; and $20.2 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.

Asset Retirement Obligations

Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”) and Motorola Solutions, Inc., formerly known as Motorola, Inc. (“Motorola”), has the right to require the de-orbit of the Company’s satellite constellation. In the event the Company was required to effect a mass de-orbit, pursuant to the amended and restated operations and maintenance agreement (the “Amended and Restated O&M Agreement”) by and between the Company and Boeing, the Company would be required to pay Boeing $16.8 million, plus an amount equivalent to the premium for de-orbit insurance coverage (estimated at $2.5 million as of June 30, 2011). The Company has concluded that each of the foregoing de-orbit rights meets the definition of an asset retirement obligation. However, the Company currently does not believe that it is likely the U.S. government, Boeing or Motorola will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote and has recorded an asset retirement obligation with respect to the potential mass de-orbit of approximately $0.2 million.

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

Contracts with multiple elements

At times, the Company sells services and equipment through multi-element arrangements that bundle equipment, airtime and other services. For multi-element revenue arrangements entered into or materially modified after January 1, 2011, when the Company sells services and equipment in bundled arrangements that include guaranteed minimum orders and determines that it has separate units of accounting, the Company allocates the bundled contract price among the various contract deliverables based on each deliverable’s relative selling price. The selling price used for each deliverable is based on vendor-specific objective evidence when available, third-party evidence when vendor-specific evidence is not available, or the estimated selling price when neither vendor-specific evidence nor third-party evidence is available. The Company determines vendor-specific objective evidence of selling price by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. When the Company determines the elements are not separate units of accounting, the Company recognizes revenue on a combined basis as the last element is delivered. For similar multi-element revenue arrangements entered into prior to January 1, 2011, when the Company determined that it had separate units of accounting, the Company allocated the bundled contract price among the various contract deliverables based on each deliverable’s objectively determined and relative fair value. The Company determined vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. When the Company determined the elements are not separate units of accounting, the Company recognized revenue on a combined basis as the last element is delivered.

Services revenue

Services revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized ratably over the period in which the services are provided to the end-user. The Company sells prepaid services in the form of e-vouchers and prepaid cards. A liability is established for the cash paid for the e-voucher or prepaid card on purchase. The Company recognizes revenue from the prepaid services (i) upon the use of the e-voucher or prepaid card by the customer; (ii) upon the expiration of the right to access the prepaid service; or (iii) when it is determined that the likelihood of the prepaid card being redeemed by the customer is remote (“Prepaid Card Breakage”). The Company has determined the recognition of Prepaid Card Breakage based on its historical redemption patterns. The Company does not offer refund privileges for unused prepaid services.

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

Other government and commercial engineering and support services

The Company also provides certain engineering services to assist customers in developing new technologies for use on the Company’s satellite system. The revenue associated with these services is recorded when the services are rendered, typically using a proportional performance method of accounting based on the Company’s estimate of total costs expected to complete the contract, and the related costs are expensed as incurred. Revenue on cost-plus-fixed-fee contracts is recognized to the extent of estimated costs incurred plus the applicable fees earned. The Company considers fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The portion of revenue on research and development arrangements that is contingent upon the achievement of substantive milestone events is recognized in the period in which the milestone is achieved.

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

Six Months Ended June 30, 2011
(In thousands)
Balance at beginning of the period	$2,307
Provision	909
Utilization	(849)

Balance at end of the period	$2,367

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

Net Income Per Share

The Company calculates basic net income per share by dividing net income available to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, consisting of Common Stock issuable upon exercise of outstanding stock options and stock purchase warrants, is computed using the treasury stock method. Unvested RSUs contain non-forfeitable rights to dividends and therefore are considered to be participating securities; the calculation of basic and diluted net income per share excludes net income attributable to the unvested RSUs from the numerator and excludes the impact of unvested RSUs from the denominator (see Note 6).

Accounting Developments

In October 2009, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. The Company adopted the provisions of ASU 2009-13 effective January 1, 2011 for revenue arrangements entered into or materially modified beginning on or after that date.

The adoption of ASU 2009-13 did not have any effect on the Company’s consolidated balance sheets, statements of operations and statements of cash flows as of or for the three and six months ended June 30, 2011. The Company is not able to reasonably estimate the effect of adopting this standard on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

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

The Company adopted the provisions of ASU 2010-17 effective January 1, 2011 for milestones achieved on or after that date. The adoption of ASU 2010-17 did not have any effect on the Company’s consolidated balance sheets, statements of operations and statements of cash flows as of or for the three and six months ended June 30, 2011. The Company is not able to reasonably estimate the effect of adopting this standard on future periods because the impact will vary based on the accomplishment of any future milestones achieved and on the nature and volume of new research and development arrangements in any given period.

3. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT (the “FSD”). The total price under the FSD is approximately $2.2 billion, and the Company expects payment obligations under the FSD to extend into the third quarter of 2017.

As of June 30, 2011, the Company had made aggregate payments of $297.2 million to Thales, which was capitalized as construction in progress within property and equipment, net in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2011.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). The SpaceX Agreement, as amended, has a maximum price of $492.0 million.

As of June 30, 2011, the Company had made aggregate payments of $43.9 million to SpaceX, which was capitalized as construction in progress within property and equipment, net in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2011.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The agreement provides for the purchase of up to six launches and six additional option launches. Each launch will carry two satellites. If the Company exercises the option for all six launches, the Company will pay Kosmotras a total of approximately $184.3 million. If the Company does not exercise any options by March 31, 2013, the Kosmotras Agreement will terminate, and the Company’s payments to Kosmotras, including in respect of pre-launch development work, non-recurring milestone payments already completed at that time and termination fees, would be approximately $14.9 million. No payments were made to Kosmotras as of June 30, 2011.

Credit Facility

In October 2010, the Company entered into a $1.8 billion loan facility (the “Credit Facility”) with a syndicate of bank lenders. As of June 30, 2011, the Company had borrowed an aggregate total of $265.3 million under the Credit Facility. The unused portion of the Credit Facility as of June 30, 2011 and December 31, 2010 was approximately $1.5 billion and $1.7 billion, respectively. In addition, pursuant to the Credit Facility, the Company is required to maintain a minimum cash reserve of $13.5 million as of June 30, 2011. This minimum cash reserve requirement will increase over the term of the Credit Facility and will be approximately $189.0 million at the beginning of the repayment period, which is expected to begin in 2017. The cash reserve balance is classified in other assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2011.

Interest expense incurred under the Credit Facility, all of which was capitalized as part of the Company’s assets under construction, was $2.5 million and $4.2 million for the three and six months ended June 30, 2011, respectively.

Note Payable

In May 2011, the Company paid $23.6 million to Motorola as a payment in full for the outstanding balance of its promissory note to Motorola, including accrued interest. Interest expense under this note payable totaled approximately $0.2 million and $0.8 million for the three and six months ended June 30, 2011, respectively. All of this expense was capitalized as part of the Company’s assets under construction.

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

Property and equipment, net, by geographic area, was as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
United States	$70,814	$73,170
Satellites in orbit	225,587	260,293
Iridium NEXT systems under construction	414,449	226,636
All other	6,540	6,420

	$717,390	$566,519

Revenue by geographic area was as follows:

	Three Months Ended June 30,
	2011	2010
	(In thousands)
United States	$45,892	$40,318
Canada	11,802	11,713
United Kingdom	11,328	9,972
Other countries (1)	26,881	21,971

	$95,903	$83,974

	Six Months Ended June 30,
	2011	2010
	(In thousands)
United States	$86,513	$80,709
Canada	23,511	23,420
United Kingdom	23,106	19,626
Other countries (1)	54,076	41,961

	$187,206	$165,716

(1)	No one other country represented more than 10% of revenue.

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

Financial Assets and Liabilities

The fair values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, accrued expenses deferred revenue, and other obligations) approximated their carrying values because of their short-term nature.

6. Equity Transactions

Private Warrant Exchanges

During the second quarter of 2011, the Company entered into several private transactions (the “Private Warrant Exchanges”) to exchange shares of its Common Stock for outstanding stock purchase warrants to purchase its Common Stock at an exercise price of $11.50 per share (the “$11.50 Warrants). As a result of these transactions, the Company issued an aggregate of 1,643,453 unrestricted shares of its Common Stock in exchange for an aggregate of 8,167,541 outstanding $11.50 Warrants.

Tender Offer Warrant Exchange

During the second quarter of 2011, the Company initiated and completed a tender offer to exchange outstanding $11.50 Warrants for unrestricted shares of its Common Stock (the “Tender Offer Warrant Exchange”). As a result of the Tender Offer Warrant Exchange, the Company issued an aggregate of 1,303,267 unrestricted shares of its Common Stock in exchange for an aggregate of 5,923,963 outstanding $11.50 Warrants.

As a result of the Private Warrant Exchanges and the Tender Offer Warrant Exchange, approximately 277,000 of the $11.50 Warrants remained outstanding as of June 30, 2011.

7. Net Income Per Share

The computations of basic and diluted net income per share are set forth below:

	Three Months Ended June 30,
	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net income	$11,683	$3,200
Net income allocated to participating securities	(10)	(4)

Numerator for basic net income per share	$11,673	$3,196

Numerator for diluted net income per share	$11,673	$3,196

Denominator:
Denominator for basic net income per share – Weighted average outstanding common shares	71,519	70,274
Dilutive effects of stock options	1	—
Dilutive effect of vested restricted stock units	—	26
Dilutive effect of warrants	2,133	2,670

Denominator for diluted net income per share	73,653	72,970

Net income per share – basic	$0.16	$0.05
Net income per share – diluted	$0.16	$0.04

	Six Months Ended June 30,
	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net income	$19,982	$1,883
Net income allocated to participating securities	(21)	(2)

Numerator for basic net income per share	$19,961	$1,881

Numerator for diluted net income per share	$19,961	$1,881

Denominator:
Denominator for basic net income per share – Weighted average outstanding common shares	70,943	70,261
Dilutive effects of stock options	2	—
Dilutive effect of vested restricted stock units	—	39
Dilutive effect of warrants	2,219	1,902

Denominator for diluted net income per share	73,164	72,202

Net income per share – basic	$0.28	$0.03
Net income per share – diluted	$0.27	$0.03

For the three and six months ended June 30, 2011, 0.3 million warrants and 4.5 million stock options, respectively, were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

For the three and six months ended June 30, 2010, 14.4 million warrants and 3.1 million stock options, respectively, were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing over 70 service providers, 170 value-added resellers, or VARs, and 50 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At June 30, 2011, we had approximately 478,000 billable subscribers worldwide, an increase of 95,000, or 24.8%, from approximately 383,000 billable subscribers at June 30, 2010. We have a diverse customer base, with end-users in the following vertical markets: land-based handset; maritime; aviation; machine-to-machine, or M2M; and government.

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

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, and on hardware and software upgrades to our ground infrastructure in preparation for Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our information technology (“IT”) systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017 to be approximately $3 billion. We believe our $1.8 billion loan facility, or the Credit Facility, together with internally generated cash flows, including cash flows from hosted payloads, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017. As of August 5, 2011, we have borrowed a total of $307.3 million under the Credit Facility. For more information about our sources of funding, see “Liquidity and Capital Resources.”

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

Nonetheless, as we continue the Iridium business, we face a number of challenges and uncertainties, including:

•

our ability to develop Iridium NEXT and related ground infrastructure, and to develop products and services for Iridium NEXT, including our ability to continue to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites;

•	our ability to obtain sufficient internally generated cash flows, including cash flows from hosted payloads, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network until and during the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	our ability to maintain our relationship with U.S. government customers, particularly the DoD;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•

reliance on single source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•	reliance on a few significant customers for a substantial portion of our revenues, where the loss or decline in business with any of these customers may negatively impact our revenue.

Comparison of Our Results of Operations for the Three Months Ended June 30, 2011 and 2010

Revenue

Total revenue increased by 14.2% to $95.9 million for the three months ended June 30, 2011 from $84.0 million for the three months ended June 30, 2010, due principally to growth in billable subscribers, which drove growth in both commercial and government services revenue as well as increased sales of subscriber equipment. Billable subscribers at June 30, 2011 increased by approximately 24.8% from June 30, 2010 to approximately 478,000, primarily due to growth in our distribution network and new product offerings.

Service Revenue

	Service Revenue
	Three Months Ended June 30,
	2011			2010			Quarter over Quarter Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Commercial voice	$41.9	294.8	$49	$38.9	262.4	$51	$3.0	32.4	(2)
Commercial M2M data	7.1	135.7	18	6.0	83.4	25	1.1	52.3	(7)

Total	49.0	430.5		44.9	345.8		4.1	84.7
Government voice	15.5	37.2	140	13.9	31.8	149	1.6	5.4	(9)
Government M2M data	0.6	10.0	22	0.3	5.7	22	0.3	4.3	—

Total	16.1	47.2		14.2	37.5		1.9	9.7

Total	$65.1	477.7		$59.1	383.3		$6.0	94.4

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 10.3% to $65.1 million for the three months ended June 30, 2011 from $59.1 million for the three months ended June 30, 2010, primarily due to growth in billable subscribers in commercial and government services.

Commercial voice revenue increased principally due to billable subscriber growth, including growth related to Iridium OpenPort and an increase in prepaid usage, partially offset by a decrease in average monthly revenue per unit, or ARPU, for commercial voice. The decrease in commercial voice ARPU was due to a decline in average minutes of use per post-paid subscriber, partially offset by growth in the higher ARPU Iridium OpenPort service. Future growth in commercial voice billable subscribers and revenue may be negatively affected by reductions in non-U.S. defense spending and deployed non-U.S. troop levels in Afghanistan.

Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base, partially offset by an unfavorable impact related to the recognition of revenue in the second quarter of 2010 for services provided in prior periods to a customer that became current on its payments in the second quarter of 2010. Commercial M2M data ARPU decreased by $7 (from $25 to $18) for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to growth in subscribers using plans that generate lower revenue per unit and as a result of the previously discussed second quarter 2010 revenue adjustment. Without this adjustment, commercial M2M data ARPU would have been $22 for the second quarter of 2010. We expect to see a decrease in commercial M2M data ARPU in 2011 as we expect to continue to experience further growth in our subscriber base with many subscribers utilizing plans that generate lower revenue per unit.

Government voice revenue increased, principally due to billable subscriber growth, including growth related to Netted Iridium, a product that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. Government voice ARPU decreased by $9 (from $149 to $140) for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, due to a higher proportion of billable subscribers on the lower priced Netted Iridium plan. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Government M2M data ARPU had no change to the comparable period in 2010. We expect government voice ARPU to be lower in 2011 compared to 2010 as usage of Netted Iridium continues to grow as a percentage of overall government voice subscribers. Future growth in government voice and M2M data billable subscribers and revenue may also be negatively affected by reductions in U.S. defense spending and deployed troop levels, and a corresponding decrease in subscribers under our agreements with the U.S. government, which account for a majority of our government services revenue and are subject to annual renewals.

Subscriber Equipment Revenue

Subscriber equipment revenue increased by 8.1% to $21.9 million for the three months ended June 30, 2011 from $20.3 million for the three months ended June 30, 2010. The increase in subscriber equipment revenue was primarily due to increased volume in handset and M2M data device sales as well as a favorable impact created by lower sales in the second quarter of 2010 related to a component parts shortage that we and other device manufacturers experienced in 2010. These increases were partially offset by decreases in handset unit prices and the lower selling price of Iridium 9602, a full-duplex short-burst data transceiver introduced in May 2010, as compared to Iridium 9601, the predecessor which it replaced. We intend to continue our strategy of pricing equipment to incent subscriber growth, aimed at increasing recurring service revenues that produce higher gross margins. Subscriber equipment sales to the U.S. government through non-government distributors, may be negatively affected by reductions in U.S. defense spending and deployed troop levels. We expect a decrease in subscriber equipment revenue in the second half of 2011 compared to the second half of 2010 given the reduced pricing which we implemented to incent subscriber growth and growth in recurring service revenues.

Engineering and Support Service Revenue

Engineering and support service revenue increased by 90.7% to $8.8 million for the three months ended June 30, 2011 from $4.6 million for the three months ended June 30, 2010, which was primarily due to an increase in the level of effort for the gateway upgrade project for the U.S. government, partially offset by decreases in government-sponsored research and development contracts.

Operating Expenses

Total operating expenses decreased by 3.7% to $75.2 million for the three months ended June 30, 2011 from $78.0 million for the three months ended June 30, 2010. This decrease was due primarily to a decrease in the research and development costs, slightly offset by an increase in cost of services (exclusive of depreciation and amortization) and depreciation and amortization.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, warranty costs and royalties paid for the subscriber equipment intellectual property.

Cost of subscriber equipment sales increased by 3.0% to $12.1 million for the three months ended June 30, 2011 from $11.7 million for the three months ended June 30, 2010, primarily due to increased sales volume in M2M data devices and handsets, partially offset by lower unit manufacturing costs. Lower handset sales volume in the second quarter of 2010 was a result of the component part shortage discussed above.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased by 3.9% to $19.7 million for three months ended June 30, 2011 from $19.0 million for the three months ended June 30, 2010, primarily due to the increase in the level of effort for the gateway upgrade project for the U.S. government, discussed above, partially offset by a favorable contract renegotiation with The Boeing Company, or Boeing, in July 2010 that resulted in lower operations and maintenance expenses in the second quarter of 2011.

Research and Development

Research and development expense decreased by 58.4% to $3.4 million for the three months ended June 30, 2011 from $8.1 million for the three months ended June 30, 2010. Research and development expenses in the three months ended June 30, 2011 included decreased expenses related to a new M2M device that was completed in 2010 and decreased expenses related to Iridium NEXT projects as they transitioned out of the research and development stage. These decreases were offset in part by increases in new product development projects. The second quarter of 2010 included expenses related to the achievement of milestone payments to potential prime contractors for Iridium NEXT.

Selling, General and Administrative

Selling, general and administrative expenses include sales and marketing costs as well as legal, finance, IT, facilities, billing and customer care expenses.

Selling, general and administrative expenses decreased by 2.4% to $16.3 million for the three months ended June 30, 2011 from $16.7 million for the three months ended June 30, 2010, primarily due to lower corporate headquarters and overhead expenses, partially offset by a favorable adjustment to our allowance for doubtful accounts in the second quarter of 2010, which we did not have in the comparable 2011 period. Additionally, we had an increase in employee related costs, in part due to an increase in employee headcount.

Depreciation and Amortization

Depreciation and amortization expenses increased by 5.4% to $23.7 million for the three months ended June 30, 2011 from $22.5 million for the three months ended June 30, 2010, primarily due to depreciation on assets placed in service and additional amortization associated with certain intellectual property assets acquired in late 2010.

Other (Expense) Income

Interest Income (Expense), Net of Capitalized Interest

Interest income, net, was flat at $0.2 million for both the three months ended June 30, 2011 and the three months ended June 30, 2010. We have capitalized interest costs related to the Credit Facility for the three months ended June 30, 2011. We expect our interest costs going forward to increase as we continue to draw under the Credit Facility, but we expect most of these costs will be capitalized as a part of the Iridium NEXT project during its construction period.

Other (Expense) Income, Net

Other (expense) income, net was $(3.1) million for the three months ended June 30, 2011 and approximately $(22,000) for the three months ended June 30, 2010. This change was primarily due to the commitment fee on the undrawn portion of the Credit Facility, which we did not have in the three months ended June 30, 2010 as the Credit Facility did not exist at such time. We expect this expense to be higher in the last half of 2011 compared to the comparative period of 2010, but this expense will drop over time as the undrawn balance on the Credit Facility decreases as we make additional drawdowns.

Provision for Income Taxes

For the three months ended June 30, 2011, our income tax provision was $6.1 million compared to $3.0 million for the three months ended June 30, 2010. Our 2011 estimated annual effective tax rate was approximately 36.7%, excluding discrete items, compared to 43.7% in the equivalent period in 2010. As of December 31, 2010, our foreign corporation with effectively connected U.S. income was domesticated. As a result of the domestication, the additional U.S. taxes on the foreign corporation are no longer applicable. Our second quarter 2011 estimated annual effective tax rate differs from the statutory U.S. federal income tax rate of 35% due primarily to state income taxes, foreign withholding taxes, U.S. tax on foreign undistributed earnings and permanent differences. The second quarter 2010 estimated annual effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to state income taxes and additional U.S. taxes on foreign corporations.

In February 2011, Arizona enacted a corporate income tax rate reduction from 6.98% to 4.90%. This reduction is phased in over four years, commencing in 2014. This resulted in a decrease to our year-to-date income tax expense by $0.8 million reflecting the impact of the change on our December 31, 2010 deferred tax assets and liabilities. In addition, the 2011 estimated annual effective tax rate includes the impact of this reduction on the deferred tax assets and liabilities expected to be generated during the year. As our current estimates may change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2011 and 2010

Revenue

Total revenue increased by 13.0% to $187.2 million for the six months ended June 30, 2011 from $165.7 million for the six months ended June 30, 2010, due principally to growth in billable subscribers, which drove growth in both commercial and government services revenue, as well as increased sales of subscriber equipment.

Service Revenue

	Service Revenue
	Six Months Ended June 30,
	2011			2010			Year over Year Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers(1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
Commercial voice	$80.8	294.8	$48	$75.5	262.4	$50	$5.3	32.4	(2)
Commercial M2M data	13.5	135.7	18	10.1	83.4	22	3.4	52.3	(4)

Total	94.3	430.5		85.6	345.8		8.7	84.7
Government voice	30.9	37.2	140	27.3	31.8	149	3.6	5.4	(9)
Government M2M data	1.1	10.0	22	0.6	5.7	20	0.5	4.3	2

Total	32.0	47.2		27.9	37.5		4.1	9.7

Total	$126.3	477.7		$113.5	383.3		$12.8	94.4

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 11.3% to $126.3 million for the six months ended June 30, 2011 from $113.5 million for the six months ended June 30, 2010, primarily due to growth in billable subscribers in commercial and government services.

Commercial voice revenue increased principally due to billable subscriber growth, including growth related to Iridium OpenPort and an increase in prepaid usage, partially offset by a decrease in ARPU, for commercial voice. The decrease in commercial voice ARPU was due to a decline in average minutes of use per post-paid subscriber, partially offset by growth in the higher ARPU Iridium OpenPort service. Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. Commercial M2M ARPU decreased primarily due to growth in subscribers using plans that generate lower revenue per unit.

Government voice revenue increased, principally due to billable subscriber growth, including growth related to Netted Iridium. Government voice ARPU decreased by $9 ($149 to $140) for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, due to a higher proportion of billable subscribers on the lower priced Netted Iridium plan. The increase in government M2M data revenue was driven primarily by billable subscriber growth. The increase in government M2M data ARPU is in part due to usage mix change on our tiered pricing plans.

Subscriber Equipment Revenue

Subscriber equipment revenue increased by 10.0% to $46.3 million for the six months ended June 30, 2011 from $42.1 million for the six months ended June 30, 2010. The increase in subscriber equipment revenue was primarily due to increased volume in handset and M2M data device sales as well as a favorable impact created by lower sales in the second quarter of 2010 related to a component parts shortage that we and other device manufacturers experienced in 2010. These increases were partially offset by decreases in handset unit prices and the lower selling price of Iridium 9602 as compared to Iridium 9601.

Engineering and Support Service Revenue

Engineering and support service revenue increased by 44.2% to $14.6 million for the six months ended June 30, 2011 from $10.1 million for the six months ended June 30, 2010, which was primarily due to an increase in the level of effort for a gateway upgrade project for the U.S. government discussed above, partially offset by decreases in government-sponsored research and development contracts.

Operating Expenses

Total operating expenses decreased by 8.6% to $150.2 million for the six months ended June 30, 2011 from $164.2 million for the six months ended June 30, 2010. This decrease was due primarily to lower cost of subscriber equipment sales for the six months ended June 30, 2011 due to the effects of acquisition accounting in the six months ended June 30, 2010, which did not exist in the 2011 period, as well as a decrease in research and development costs and cost of services (exclusive of depreciation and amortization). These decreases were slightly offset by an increase in depreciation and amortization and selling, general and administrative expenses.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales decreased by 28.0% to $25.1 million for the six months ended June 30, 2011 from $34.8 million for the six months ended June 30, 2010, primarily due to the lower inventory value for the equipment sold in the six months ended June 30, 2011 compared to the equipment sold in the six months ended June 30, 2010, which included a $10.9 million increase to the inventory basis due to the effects of acquisition accounting. We also experienced increased costs in the first half of 2011 due to increased sales volumes in M2M data devices and handsets, partially offset by lower unit manufacturing costs.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) decreased by 6.8% to $36.7 million for the six months ended June 30, 2011 from $39.4 million for the six months ended June 30, 2010, primarily due to the result of a favorable contract renegotiation with Boeing in July 2010 that resulted in lower operations and maintenance expenses in the first half of 2011, which was partially offset by an increase in the level of effort for a gateway upgrade project for the U.S. government.

Research and Development

Research and development expense decreased by 38.3% to $7.7 million for the six months ended June 30, 2011 from $12.4 million for the six months ended June 30, 2010. Research and development expenses in the six months ended June 30, 2011 included decreased expenses related to a new M2M device that was completed in 2010 and decreased expenses related to Iridium NEXT projects as they transitioned out of the research and development stage. These decreases were offset by increases in new product development projects. The second quarter of 2010 included expenses related to the achievement of milestone payments to potential prime contractors for Iridium NEXT.

Selling, General and Administrative

Selling, general and administrative expenses increased by 3.3% to $33.7 million for the six months ended June 30, 2011 from $32.6 million for the six months ended June 30, 2010, primarily due to a favorable adjustment to our allowance for doubtful accounts in the 2010 period, which we did not have in the 2011 period, and an increase in employee related costs in the 2011 period, in part due to an increase in employee headcount. The increases were partially offset by lower corporate headquarters expenses and professional fees.

Depreciation and Amortization

Depreciation and amortization expenses increased by 4.5% to $47.0 million for the six months ended June 30, 2011 from $45.0 million for the six months ended June 30, 2010, primarily due to depreciation on assets placed in service and additional amortization associated with certain intellectual property assets acquired in late 2010.

Other (Expense) Income

Interest Income (Expense), Net of Capitalized Interest

Interest income, net, increased to $0.5 million for the six months ended June 30, 2011 compared to $0.3 million for the six months ended June 30, 2010. We have capitalized interest costs related to the Credit Facility for the six months ended June 30, 2011.

Other (Expense) Income, Net

Other (expense) income, net was $(7.5) million for the six months ended June 30, 2011 and $0.1 million for the six months ended June 30, 2010. This change from income to expense was primarily due to the commitment fee on the undrawn portion of the Credit Facility, which we did not have in the six months ended June 30, 2010 as we had not entered into the Credit Facility.

Provision for Income Taxes

For the six months ended June 30, 2011, our income tax provision was $10.0 million compared to approximately $34,000 for the six months ended June 30, 2010. Our 2011 estimated annual effective tax rate was approximately 36.7%, excluding discrete items, compared to 43.7% in the equivalent period in 2010. As of December 31, 2010, our foreign corporation with effectively connected U.S. income was domesticated. As a result of the domestication, the additional U.S. taxes on the foreign corporation are no longer applicable. Our second quarter 2011 estimated annual effective tax rate differs from the statutory U.S. federal income tax rate of 35% due primarily to state income taxes, foreign withholding taxes, U.S. tax on undistributed foreign earnings and permanent differences. The second quarter 2010 estimated annual effective tax rate differs from the statutory U.S. federal income tax rate of 35% due to state income taxes and additional taxes on foreign corporations.

In February 2011, Arizona enacted a corporate income tax rate reduction from 6.98% to 4.90%. This reduction is phased in over four years, commencing in 2014. This resulted in a decrease to our year-to-date income tax expense by $0.8 million for the impact of the change on our December 31, 2010 deferred tax assets and liabilities. In addition, the 2011 estimated annual effective tax rate includes the impact of this reduction on the deferred tax assets and liabilities expected to be generated during the year. As our current estimates may change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Liquidity and Capital Resources

As of June 30, 2011, our total cash and cash equivalents were $103.8 million. Our principal sources of liquidity are existing cash, internally generated cash flows and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, including the design, build and launch of Iridium NEXT, working capital and research and development expenses.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Credit Facility, with the remainder to be funded from internally generated cash flows, including cash flows from hosted payloads on our Iridium NEXT satellites. We also have outstanding stock purchase warrants that could serve as a source of additional liquidity upon exercise. As of June 30, 2011, the warrants that were “in the money,” meaning they had an exercise price less than the closing price of our common stock on that date, would provide us with approximately $93.6 million, net of transaction costs, if exercised in full.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations, that our in-the-money warrants will remain in the money, or that they will be exercised. If we do not have access to those expected sources of liquidity, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, we will require even more external funding than planned. Our ability to obtain additional funding may be adversely affected by a number of factors, including the global economic downturn and related tightening of the credit markets, and we cannot assure you that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network; to design, build and launch Iridium NEXT and related ground infrastructure, products and services; and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

As of June 30, 2011, we had borrowed a total of $265.3 million under the Credit Facility. The unused portion of the Credit Facility as of June 30, 2011 was approximately $1.5 billion. In addition, we are required to maintain a minimum cash reserve for debt service of $13.5 million as of June 30, 2011, which is classified in other assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2011. This minimum cash reserve requirement will increase over the term of the Credit Facility to approximately $189.0 million at the beginning of the repayment period, which is expected to begin in 2017. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash and Indebtedness

At June 30, 2011, our total cash and cash equivalents were $103.8 million, and we had an aggregate of $265.3 million of indebtedness related to borrowings under the Credit Facility.

Cash Flows

The following section highlights our cash flows for the six months ended June 30, 2011 and 2010:

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 increased to $84.1 million from $33.2 million for the six months ended June 30, 2010. This increase of $50.9 million was attributable to a $29.7 million decrease in working capital and a $21.2 million increase in income from operations after adjusting for non-cash items. The change in working capital was primarily due to a $19.0 million launch services contract deposit we paid in the six months ended June 30, 2010 that later in 2010 was re-classified to property and equipment upon the effectiveness of the contract. In addition, there was favorability related to timing of payments to vendors, a $5.0 million deposit received from a customer for a potential purchase of hosted payloads, and federal and state tax refunds received and expected to be received upon filing the Company’s 2010 tax returns. This increase was partially offset by higher bonus incentive payments to employees as compared to the same period in 2010. The change in income from operations was driven by higher operating income resulting from revenue growth and operating expense savings, partially offset by the commitment fee on the undrawn portion of the Credit Facility as compared to the six months ended June 30, 2010.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 increased to $170.9 million from $52.8 million for the six months ended June 30, 2010. This increase was primarily due to higher capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellite, network and gateway operations. In addition, we also had higher capital expenditures related to IT systems, partially offset by $4.6 million paid to certain former members of Iridium Holdings in the six months ended June 30, 2010 for tax benefits they received as a result of the Acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $70.6 million, resulting from cash borrowed under the Credit Facility. Cash provided by financing activities was partially offset by payments of financing fees to secure the Credit Facility, payment in full of our promissory note to Motorola Solutions, Inc., formerly known as Motorola, Inc., and cash payments for the debt service reserve required by the Credit Facility. Net cash used in financing activities for the six months ended June 30, 2010 was $6.9 million resulting from deferred financing fees incurred in conjunction with obtaining debt financing for the design, build and launch of Iridium NEXT.

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

Accounting Developments

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash and cash equivalents balances are subject to interest rate fluctuations. For the quarter ended June 30, 2011, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We entered into the Credit Facility in October 2010 and had borrowed $265.3 million under the Credit Facility as of June 30, 2011. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the quarter ended June 30, 2011, a one-half percentage point increase or decrease in the LIBOR would not have had a material effect on our interest cost.

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

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 7, 2011.

Our business plan depends on increased demand for mobile satellite services and demand for hosted payloads, among other factors.

Our business plan is predicated on growth in demand for mobile satellite services and the demand for hosted payloads on our next-generation satellite constellation, Iridium NEXT. Demand for mobile satellite services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods, and demand for hosted payloads may not materialize or may be priced lower than our expectations. A lack of demand could impair our ability to sell products and services, develop and successfully market new products and services and could exert downward pressure on prices. Any decline in prices would decrease our revenues and profitability and negatively affect our ability to generate cash for investments and other working capital needs. Further, although we do not expect to begin launching our satellites until early 2015, we need to arrange for hosted payloads well in advance of launch in order to include them in the construction of the satellites. Accordingly, we have a limited time in which to identify hosted payload customers and negotiate and execute agreements with them. If we are unable to do so, our ability to execute our business plan will be negatively impacted.

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

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017 will be approximately $3 billion. While we expect to fund these costs with borrowings under our $1.8 billion loan facility, or the Credit Facility, together with internally generated cash flows, including potential revenues from hosted payloads, it is possible that these sources will not be sufficient to fully fund Iridium NEXT. For example, we have a limited time in which to identify hosted payload customers and negotiate and execute agreements with them, and our inability to do so would jeopardize our ability to generate our expected cash flows. If we fail to generate our expected cash flows from hosted payloads or other sources, we might need to finance the remaining cost by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT. Such additional financing may not be available on favorable terms, or at all.

Our ability to make ongoing draws under the Credit Facility will depend upon our satisfaction of various borrowing conditions from time to time, some of which will be outside of our control. In addition, there can be no assurance that our internally generated cash flows will meet our current expectations or that we will not encounter increased costs. Among other factors leading to the uncertainty over our internally generated cash flows, demand for hosted payloads may not materialize or may be priced lower than our expectations. If available funds from the Credit Facility and internally generated cash flows are less than we expect, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, develop new products and services, and pursue additional growth opportunities will be impaired, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service. We expect to experience overall liquidity levels lower than our recent liquidity levels. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities and make borrowings under the Credit Facility, delay the ultimate deployment of Iridium NEXT, and otherwise impair our business and financial position.

If we fail to satisfy the ongoing borrowing conditions of the Credit Facility, we may be unable to fund Iridium NEXT.

We plan to use borrowings under the Credit Facility to partially fund the construction of our Iridium NEXT satellites, including borrowing to capitalize interest otherwise due under the Credit Facility. Our ability to continue to draw funds under the Credit Facility over time will be dependent on the satisfaction of borrowing conditions, including:

•	compliance with the covenants under the Credit Facility, including financial covenants and covenants relating to hosted payloads;

•	accuracy of the representations we make under the Credit Facility;

•	compliance with the other terms of the Credit Facility, including the absence of events of default; and

•	maintenance of the insurance policy with Compagnie Française d’Assurance pour le Commerce Extérieur, or COFACE, the French export credit agency.

Some of these borrowing conditions may be outside of our control or otherwise difficult to satisfy. If we do not continue to satisfy the borrowing conditions under the Credit Facility and cannot obtain a waiver from the lenders, we would need to find other sources of financing. We would have to seek the permission of the lenders under the Credit Facility in order to obtain any alternative source of financing, and there can be no assurance that we would have access to other sources of financing on acceptable terms, or at all.

If we default under the Credit Facility, the lenders may require immediate repayment in full of amounts borrowed or foreclose on our assets.

The Credit Facility contains events of default, including:

•	non-compliance with the covenants under the Credit Facility, including financial covenants and covenants relating to hosted payloads;

•	cross-default with other indebtedness;

•	insolvency of any obligor under the Credit Facility;

•	revocation of the COFACE policy;

•	failure to maintain our current satellite constellation or complete Iridium NEXT by a specified time; and

•	a determination by the lenders that we have experienced a material adverse change in our business.

Some of these events of default are outside of our control or otherwise difficult to satisfy. If we experience an event of default, the lenders may require repayment in full of all principal and interest outstanding under the Credit Facility. It is unlikely we would have adequate funds to repay such amounts prior to the scheduled maturity of the Credit Facility. If we fail to repay such amounts, the lenders may foreclose on the assets we have pledged under the Credit Facility, which includes substantially all of our assets and those of our domestic subsidiaries.

Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.

Since we introduced commercial services in 2001, we have experienced eight satellite losses, most recently in August of 2011. Seven of our satellites have failed in orbit, which has resulted in either the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, and one satellite was lost as a result of a collision with a non-operational Russian satellite. Also, our satellites have already exceeded their original design lives. While actual useful life typically exceeds original design life, the useful lives of our satellites may be shorter than we expect, and additional satellites may fail or collide with space debris or other satellites in the future. Although to date we have had an in-orbit spare available to replace each lost satellite, we cannot assure you that our in-orbit spare satellites will be sufficient to replace all future lost satellites, that we will be able to replace them in a timely manner, or that the spare satellite will provide the same level of performance as the lost satellite. As a result, while we expect our current constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will be able to do so.

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

We may be required in the future to make further changes to our constellation to maintain or improve its performance. Any such changes may require prior Federal Communications Commission, or FCC, approval, and the FCC may subject the approval to other conditions that could be unfavorable to our business. In addition, from time to time we may reposition our satellites within the constellation in order to optimize our service, which could result in degraded service during the repositioning period. Although we have some ability to remedy certain types of problems affecting the performance of our satellites remotely from the ground, the physical repair of our satellites in space is not feasible.

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

In addition, we depend on Boeing to provide operations and maintenance services with respect to our satellite network, including engineering, systems analysis and operations and maintenance services, from our technical support center in Chandler, Arizona and our satellite network operations center in Leesburg, Virginia. Boeing provides these services pursuant to the Amended and Restated O&M Agreement, whose term is concurrent with the expected useful life of our current constellation. Technological competence is critical to our business and depends, to a significant degree, on the work of technically skilled personnel, such as our Boeing contractors. If Boeing’s performance falls below expected levels or if Boeing has difficulties retaining the personnel servicing our network, the operations of our satellite network could be compromised. In addition, if Boeing terminates its agreement with us, we may not be able to find a replacement provider on favorable terms or at all, which could impair the operations and performance of our network. Replacing Boeing as the operator of our satellite system could also trigger de-orbit rights held by the U.S. government, which, if exercised, would eliminate our ability to offer satellite communications services altogether.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities
Period	(a) Total number of $11.50 Warrants(1) purchased		(b) Average price paid per $11.50 Warrant	(c) Total number of $11.50 Warrants purchased as part of publicly announced plans or programs		(d) Maximum number (or approximate dollar value) of $11.50 Warrants that may yet be purchased under the plans or programs
April 1 – April 30	5,113,603	(2)	0.19 share of Common Stock	—		—
May 1 – May 31	3,053,938	(2)	0.22 share of Common Stock	—		—
June 1 – June 30	5,923,963	(3)	0.22 share of Common Stock	5,923,963	(3)	—

Total	14,091,504		0.209 share of Common Stock	5,923,963		—

(1)	Each $11.50 Warrant entitles the holder to purchase one share of the registrant’s common stock, $0.001 par value per share, or the Common Stock, at a price of $11.50 per share.
(2)	Repurchased pursuant to privately negotiated exchanges pursuant to Rule 3(a)(9) of the Securities Act of 1933, as amended.
(3)	Repurchased pursuant to a public tender offer for up to 6,200,984 $11.50 Warrants that was announced on May 10, 2011, commenced on May 17, 2011 and expired on June 22, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	[REMOVED AND RESERVED.]

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer

Date: August 8, 2011

EXHIBIT INDEX

Exhibit	Description

10.1*	Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 14, 2011.

10.2*	Amendment No. 4 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated as of April 29, 2011.

10.3*	Amendment Letter No. 1, dated June 20, 2011, to COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.**

*	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
**	Furnished electronically herewith.