Form 10-Q
period 2011-09-30
Iridium Communications Inc.
filed 2011-11-08
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of November 3, 2011 was 73,205,008.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,833	$119,932
Accounts receivable	59,295	50,278
Inventory	14,995	16,654
Deferred tax assets, net	5,784	5,784
Income tax receivable	6,558	11,103
Prepaid expenses and other current assets	4,308	4,978

Total current assets	215,773	208,729
Property and equipment, net of accumulated depreciation of $156,685 and $97,667, respectively	727,986	566,519
Other assets	27,797	814
Intangible assets, net of accumulated amortization of $25,123 and $15,336, respectively	86,815	96,602
Deferred financing costs	99,716	87,746
Goodwill	87,039	87,039

Total assets	$1,245,126	$1,047,449

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,512	$28,132
Accrued expenses and other current liabilities	38,998	54,271
Notes payable	—	22,223
Deferred revenue	34,523	28,215

Total current liabilities	79,033	132,841
Credit facility	325,315	135,145
Deferred tax liabilities, net	119,497	100,728
Other long-term liabilities	29,863	23,216

Total liabilities	553,708	391,930

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized and 73,205,008 and 70,253,501 shares issued and outstanding, respectively	73	70
Additional paid-in capital	680,183	675,402
Retained earnings (accumulated deficit)	11,276	(20,043)
Accumulated other comprehensive income (loss), net of taxes	(114)	90

Total stockholders’ equity	691,418	655,519

Total liabilities and stockholders’ equity	$1,245,126	$1,047,449

See notes to condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue:
Services	$69,361	$62,698	$195,687	$176,215
Subscriber equipment	25,909	27,075	72,232	69,182
Engineering and support services	6,854	4,754	21,411	14,846

Total revenue	102,124	94,527	289,330	260,243

Operating expenses:
Cost of subscriber equipment	13,793	14,798	38,900	49,654
Cost of services (exclusive of depreciation and amortization)	17,770	17,613	54,467	56,995
Research and development	3,122	2,311	10,769	14,708
Selling, general and administrative	16,457	16,312	50,173	48,945
Depreciation and amortization	26,784	22,657	73,779	67,617

Total operating expenses	77,926	73,691	228,088	237,919

Operating income	24,198	20,836	61,242	22,324

Other income (expense):
Interest income, net	278	81	825	415
Other income (expense), net	(3,081)	(6)	(10,625)	89

Total other income (expense)	(2,803)	75	(9,800)	504

Income before income taxes	21,395	20,911	51,442	22,828
Provision for income taxes	10,058	10,225	20,123	10,259

Net income	$11,337	$10,686	$31,319	$12,569

Weighted average shares outstanding - basic	73,354	70,303	71,755	70,275
Weighted average shares outstanding - diluted	74,558	74,040	73,651	72,873
Net income per share - basic	$0.15	$0.15	$0.44	$0.18
Net income per share - diluted	$0.15	$0.14	$0.42	$0.17

See notes to condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net cash provided by operating activities	$131,923	$104,576

Cash flows from investing activities:
Payment of deferred acquisition consideration	—	(4,636)
Capital expenditures	(240,344)	(134,259)

Net cash used in investing activities	(240,344)	(138,895)

Cash flows from financing activities:
Borrowings under credit facility	190,170	—
Payment of deferred financing fees	(27,643)	(8,246)
Cash restricted for debt service reserve	(27,023)	—
Proceeds from exercise of stock options and warrants	41	23
Repayment of note payable	(22,223)	—

Net cash provided by (used in) by financing activities	113,322	(8,223)

Net increase (decrease) in cash and cash equivalents	4,901	(42,542)
Cash and cash equivalents, beginning of period	119,932	147,178

Cash and cash equivalents, end of period	$124,833	$104,636

Supplemental cash flow information:
Interest paid	$4,908	$—
Income taxes paid (received)	$(3,940)	$4,267

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$2,465	$54,425
Leasehold improvement incentives	$—	$901
Capitalized interest accrued	$5,387	$—
Stock-based compensation capitalized	$290	$129

Supplemental disclosure of non-cash financing activities:
Financing fees accrued	$—	$1,778

See notes to condensed consolidated financial statements

Iridium Communications Inc.

Notes to Condensed Consolidated Financial Statements

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

2. Significant Accounting Policies

Principles of Consolidation

The Company has prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. The accompanying condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All material intercompany transactions and balances have been eliminated, and net income not attributable to the Company has been allocated to noncontrolling interests, when material.

In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). While the Company believes that the disclosures are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the 2010 annual consolidated financial statements and notes included in its Form 10-K filed with the SEC on March 7, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at September 30, 2011 and December 31, 2010, consisted of cash deposited in money market mutual funds invested in U.S. Treasuries, and interest bearing and non-interest bearing depository accounts with commercial banks. The Company’s restricted cash balances (included in other assets) as of September 30, 2011 and December 31, 2010 were $27.1 million and $0.1 million, respectively (see Note 3).

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

The Company has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. Pursuant to the agreement, the Company may be required to purchase excess raw materials if the materials are not used in production within the periods specified in the agreement. The supplier will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of September 30, 2011 and December 31, 2010, the Company had $0.7 million and $1.1 million, respectively, of those materials, and the amounts were included in inventory on the accompanying condensed consolidated balance sheets.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The Company expenses the estimated fair value of stock-based awards over the requisite service period. Stock option compensation cost is determined at the grant date using the Black-Scholes option pricing model. The fair value of an award that is ultimately expected to vest is expensed on a straight-line basis over the requisite service period and is classified in the statement of operations in a manner consistent with the classification of the employee’s or non-employee director’s compensation. Stock-based awards to consultants are expensed at their fair value according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Non-employee directors elected to receive a portion of their 2011 annual compensation in the form of equity awards, in an aggregate of approximately 50,000 stock options and 90,000 restricted stock units (“RSUs”). These stock options and RSUs were granted in January 2011 and vest over a one-year period with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was approximately $0.3 million. The estimated aggregate grant-date fair value of the RSUs was approximately $0.7 million.

The Company also granted stock options to acquire an aggregate of approximately 100,000 and 1,900,000 shares of its common stock to its employees in the three and nine months ended September 30, 2011, respectively. Employee stock options generally vest over a four-year period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The estimated aggregate grant-date fair values of the employee stock options granted during the three and nine month periods ended September 30, 2011 were approximately $0.3 million and $7.0 million, respectively.

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

During the three months ended September 30, 2011, the Company lost communication with one of the satellites within its existing constellation. Accordingly, a $3.0 million impairment charge was recorded within depreciation and amortization expense during the three months ended September 30, 2011. The Company had an in-orbit spare satellite located within the same plane that was repositioned to take over the function of the lost satellite.

Comprehensive Income

The Company’s only component of other comprehensive income for all periods presented is the currency translation adjustment for its foreign subsidiaries. Comprehensive income was $11.0 million and $10.8 million for the three months ended September 30, 2011 and 2010, respectively; and $31.1 million and $12.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. A warranty reserve is maintained based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties are recorded as cost of subscriber equipment and include equipment replacements, repairs, freight and program administration.

Nine Months Ended September 30, 2011
(in thousands)
Balance at beginning of the period	$2,307
Provision	1,319
Utilization	(1,179)

Balance at end of the period	$2,447

Accounting Developments

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 amends existing accounting guidance for separating consideration in multiple-deliverable arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific evidence is not available, or the estimated selling price if neither vendor-specific evidence nor third-party evidence is available. ASU 2009-13 eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the “relative selling price method.” The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis. The Company adopted the provisions of ASU 2009-13 effective January 1, 2011 for revenue arrangements entered into or materially modified beginning on or after that date.

The adoption of ASU 2009-13 did not have any effect on the Company’s condensed consolidated balance sheets, statements of operations and statements of cash flows as of or for the three and nine months ended September 30, 2011. The Company is not able to reasonably estimate the effect of adopting this standard on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

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

The Company adopted the provisions of ASU 2010-17 effective January 1, 2011 for milestones achieved on or after that date. The adoption of ASU 2010-17 did not have any effect on the Company’s condensed consolidated balance sheets, statements of operations and statements of cash flows as of or for the three and nine months ended September 30, 2011. The Company is not able to reasonably estimate the effect of adopting this standard on future periods because the impact will vary based on the accomplishment of any future milestones achieved and on the nature and volume of new research and development arrangements in any given period.

3. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT. The total price under the FSD is approximately $2.2 billion, and the Company expects payment obligations under the FSD to extend into the third quarter of 2017. As of September 30, 2011, the Company had made aggregate payments of $356.5 million to Thales, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). The SpaceX Agreement, as amended, has a maximum price of $492.0 million. As of September 30, 2011, the Company had made aggregate payments of $43.9 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement provides for the purchase of up to six launches and six additional launch options. Each launch will carry two satellites. If the Company purchases all six launches, the Company will pay Kosmotras a total of approximately $184.3 million. If the Company does not purchase any launches by March 31, 2013, the Kosmotras Agreement will terminate, and the Company’s payments to Kosmotras, including in respect of pre-launch development work, non-recurring milestone payments already completed at that time and termination fees, would be approximately $14.9 million. As of September 30, 2011, the Company had made aggregate payments of $2.0 million to Kosmotras which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

Credit Facility

In October 2010, the Company entered into a $1.8 billion loan facility (the “Credit Facility”) with a syndicate of bank lenders. The Company had borrowed an aggregate total of $325.3 million and $135.1 million as of September 30, 2011 and December 31, 2010, respectively. The unused portion of the Credit Facility as of September 30, 2011 and December 31, 2010 was approximately $1.5 billion and $1.7 billion, respectively. In addition, pursuant to the Credit Facility, the Company is required to maintain a minimum cash reserve, which was $27.0 million as of September 30, 2011. This minimum cash reserve requirement will increase over the term of the Credit Facility and will be approximately $189.0 million at the beginning of the repayment period, which is expected to begin in 2017. The cash reserve balance is classified in other assets in the accompanying condensed consolidated balance sheets as of September 30, 2011.

Interest costs incurred under the Credit Facility, all of which were capitalized, were $3.6 million and $7.8 million for the three and nine months ended September 30, 2011, respectively. These amounts are capitalized as part of the Company’s assets under construction and included within property and equipment, net in the accompanying condensed consolidated balance sheets.

Note Payable

In May 2011, the Company paid $23.6 million to Motorola Solutions, Inc. (“Motorola”) as a payment in full for the outstanding balance of its promissory note to Motorola, including accrued interest. Interest expense under this note payable totaled approximately $0.8 million for the nine months ended September 30, 2011. All of this interest expense was capitalized as part of the Company’s assets under construction and included within property and equipment, net in the accompanying condensed consolidated balance sheets.

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

Financial Assets and Liabilities

The fair values of short-term financial instruments (primarily cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, note payable, deferred revenue, and other long term liabilities) approximated their carrying values because of their short-term nature.

5. Equity Transactions

Private Warrant Exchanges

During the second quarter of 2011, the Company entered into several private transactions (the “Private Warrant Exchanges”) to exchange shares of its common stock for outstanding stock purchase warrants to purchase its common stock at an exercise price of $11.50 per share (the “$11.50 Warrants). As a result of these transactions, the Company issued an aggregate of 1,643,453 unrestricted shares of its common stock in exchange for an aggregate of 8,167,541 $11.50 Warrants.

Tender Offer Warrant Exchange

During the second quarter of 2011, the Company initiated and completed a tender offer to exchange outstanding $11.50 Warrants for unrestricted shares of its common stock (the “Tender Offer Warrant Exchange”). As a result of the Tender Offer Warrant Exchange, the Company issued an aggregate of 1,303,267 unrestricted shares of its common stock in exchange for an aggregate of 5,923,963 $11.50 Warrants.

As a result of the Private Warrant Exchanges and the Tender Offer Warrant Exchange, approximately 277,000 of the $11.50 Warrants remained outstanding as of September 30, 2011.

6. Net Income Per Share

The computations of basic and diluted net income per share are set forth below:

	Three Months Ended September 30,
	2011	2010
	($ in thousands, except per share data)
Numerator:
Net income	$11,337	$10,686
Net income allocated to participating securities	(6)	(7)

Numerator for basic net income per share	$11,331	$10,679

Numerator for diluted net income per share	$11,331	$10,679

Denominator:
Denominator for basic net income per share - Weighted average outstanding common shares	73,354	70,303
Dilutive effect of warrants	1,204	3,737

Denominator for diluted net income per share	74,558	74,040

Net income per share - basic	$0.15	$0.15
Net income per share - diluted	$0.15	$0.14

	Nine Months Ended September 30,
	2011	2010
	($ in thousands, except per share data)
Numerator:
Net income	$31,319	$12,569
Net income allocated to participating securities	(28)	(14)

Numerator for basic net income per share	$31,291	$12,555

Numerator for diluted net income per share	$31,291	$12,555

Denominator:
Denominator for basic net income per share - Weighted average outstanding common shares	71,755	70,275
Dilutive effect of stock options	1	—
Dilutive effect of warrants	1,895	2,598

Denominator for diluted net income per share	73,651	72,873

Net income per share - basic	$0.44	$0.18
Net income per share - diluted	$0.42	$0.17

For the three and nine months ended September 30, 2011, 0.3 million warrants and 4.5 million stock options, respectively, were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

For the three and nine months ended September 30, 2010, 14.4 million warrants and 3.2 million stock options, respectively, were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 7, 2011 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.

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

At September 30, 2011, we had approximately 508,000 billable subscribers worldwide, an increase of 95,000, or 23%, from approximately 413,000 billable subscribers at September 30, 2010. We have a diverse customer base, with end-users in the following vertical markets: land-based handset; maritime; aviation; machine-to-machine, or M2M; and government.

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

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, and on hardware and software upgrades to our ground infrastructure in preparation for Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our information technology, or IT, systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017 to be approximately $3 billion. We believe our $1.8 billion loan facility, or the Credit Facility, together with internally generated cash flows, including cash flows from hosted payloads, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017. As of November 3, 2011, we have borrowed a total of $330.2 million under the Credit Facility. For more information about our sources of funding, see “Liquidity and Capital Resources.”

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

•	our ability to obtain sufficient internally generated cash flows, including cash flows from hosted payloads, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network until and during the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	our ability to maintain our relationship with U.S. government customers, particularly the DoD;

•	market acceptance of our products;

•	regulatory requirements, in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•

reliance on single source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•	reliance on a few significant customers for a substantial portion of our revenues, where the loss or decline in business with any of these customers may negatively impact our revenue.

Comparison of Our Results of Operations for the Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2011	Revenue	2010	Revenue	Dollars	Percent
Revenue:
Services	$69,361	68%	$62,698	66%	$6,663	11%
Subscriber equipment	25,909	25%	27,075	29%	(1,166)	-4%
Engineering and support services	6,854	7%	4,754	5%	2,100	44%

Total revenue	102,124	100%	94,527	100%	7,597	8%

Operating expenses:
Cost of subscriber equipment	13,793	14%	14,798	16%	(1,005)	-7%
Cost of services (exclusive of depreciation and amortization)	17,770	17%	17,613	19%	157	1%
Research and development	3,122	3%	2,311	2%	811	35%
Selling, general and administrative	16,457	16%	16,312	17%	145	1%
Depreciation and amortization	26,784	26%	22,657	24%	4,127	18%

Total operating expenses	77,926	76%	73,691	78%	4,235	6%

Operating income	$24,198	24%	$20,836	22%	$3,362	16%

Revenue

Total revenue increased by 8% to $102.1 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase was principally due to growth in billable subscribers, which drove growth in both commercial and government services revenue. Billable subscribers at September 30, 2011 increased by 23% to approximately 508,000 from September 30, 2010, primarily due to our new product offerings and growth in our distribution network.

Service Revenue

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010			Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
Commercial voice	$44.8	305	$50	$41.5	270	$52	$3.3	35	$(2)
Commercial M2M data	8.3	154	19	5.8	101	21	2.5	53	(2)

Total	53.1	459		47.3	371		5.8	88
Government voice	15.7	38	140	15.0	36	149	0.7	2	(9)
Government M2M data	0.6	11	19	0.4	6	22	0.2	5	(3)

Total	16.3	49		15.4	42		0.9	7

Total	$69.4	508		$62.7	413		$6.7	95

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 11% for the three months ended September 30, 2011, compared to the prior year period, primarily due to growth in billable subscribers in commercial and government services.

Commercial voice revenue increased principally due to billable subscriber growth, including growth related to Iridium OpenPort® and an increase in usage of prepaid minutes, partially offset by a decrease in ARPU for commercial voice. The decrease in commercial voice ARPU was due to a decline in average minutes of use per post-paid subscriber, partially offset by growth in the higher ARPU Iridium OpenPort service. Future growth in commercial voice billable subscribers and revenue may be negatively affected by reductions in non-U.S. defense spending and deployed non-U.S. troop levels in Afghanistan.

Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. Commercial M2M data ARPU decreased primarily due to growth in subscribers using plans that generate lower revenue per unit. We expect to see a decrease in commercial M2M data ARPU in 2011 as we expect to continue to experience further growth in our subscriber base with many subscribers utilizing plans that generate lower revenue per unit.

Government voice revenue increased, principally due to billable subscriber growth, including growth related to Netted Iridium, a product that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. Government voice ARPU decreased due to a higher proportion of billable subscribers on the lower priced Netted Iridium plan. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Government M2M data ARPU decreased compared to the prior year period. This reduction was primarily due to growth in subscribers using plans that generate lower revenue per unit. We expect government voice ARPU to be lower in 2011 compared to 2010 as usage of lower priced Netted Iridium continues to grow as a percentage of overall government voice subscribers. Future growth in government voice and M2M data billable subscribers and revenue may also be negatively affected by reductions in U.S. defense spending and deployed troop levels, and a corresponding decrease in subscribers under our agreements with the U.S. government, which account for a majority of our government services revenue and are subject to annual renewals.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased by 4% for the three months ended September 30, 2011 from the prior year period. The decrease in subscriber equipment revenue was primarily due to higher sales in the 2010 third quarter, resulting from the elimination of an order backlog in the quarter which arose in the second quarter of 2010 resulting from a component parts shortage. Also contributing to this decline was the decrease in handset unit prices and the lower selling price of Iridium 9602, a full-duplex short-burst data transceiver introduced in May 2010, as compared to Iridium 9601, the predecessor which it replaced. These declines were partially offset by increased volume in handset and M2M data device sales. We intend to continue our strategy of pricing equipment to incent subscriber growth, aimed at increasing recurring service revenues that produce higher gross margins. Subscriber equipment sales to the U.S. government through non-government distributors may be negatively affected by reductions in U.S. defense spending and deployed troop levels.

Engineering and Support Service Revenue

Engineering and support service revenue increased by 44% for the three months ended September 30, 2011, compared to the prior year period, primarily due to an increase in the level of effort for the gateway upgrade project for the U.S. government, partially offset by decreases in government-sponsored research and development contracts.

Operating Expenses

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, warranty costs and royalties paid for the subscriber equipment intellectual property.

Cost of subscriber equipment decreased by 7% for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily due to decreased per unit manufacturing costs for M2M data devices and handsets, partially offset by an increase in equipment sales volume.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased by 1% for three months ended September 30, 2011, from the prior year period, primarily due to the increase in the level of effort for the gateway upgrade project for the U.S. government, discussed above, partially offset by the impact of a favorable contract renegotiation with the Boeing Company, or Boeing, which resulted in a reduction in the related cost of service expense for the 2011 quarter compared to the prior year period.

Research and Development

Research and development expense increased by 35% for the three months ended September 30, 2011 from the prior year period. The increase was primarily driven by an increase in research and development expenses related to the ground systems development for Iridium NEXT projects. We expect a substantial increase in our research and development expense during the fourth quarter of 2011, as a result of increased product development efforts compared to the third quarter of 2011.

Depreciation and Amortization

Depreciation and amortization expenses increased by 18% for the three months ended September 30, 2011 from the three months ended September 30, 2010. During the 2011 third quarter, we lost communication with one of our in-orbit satellites. As a result, we recorded a $3.0 million impairment charge within depreciation expense on our condensed consolidated statement of operations.

Due to our satellite constellation architecture, we have been able to replace satellites which have failed or become unusable with one of the in-orbit spare satellites. For the failure that occurred during the 2011 third quarter, an in-orbit spare located in the orbital plane of the failed satellite was repositioned and the impact to our services was minimal.

We have experienced eight satellite losses since the reintroduction of commercial satellite services in 2001 that have resulted in the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network. Seven of these losses were from satellites that failed in orbit, the most recent of which occurred during the 2011 third quarter. The eighth satellite was lost as a result of a 2009 collision with a non-operational Russian satellite.

We believe the current constellation will provide a commercially acceptable level of service through the transition to Iridium NEXT. In addition to the use of the remaining in-orbit spares, we may be able to mitigate future satellite failures or anomalies through the implementation of software solutions, and by landing communications traffic at our ground station in Alaska and backhauling the traffic to our Tempe gateway for processing and termination.

Other Income (Expense)

Interest Income, Net

Interest income, net, was $0.3 million for the three months ended September 30, 2011. We capitalized interest costs of $3.6 million related to the Credit Facility for the three months ended September 30, 2011. We expect our interest costs going forward to increase as we continue to draw under the Credit Facility, but we expect most of these costs will be capitalized as a part of the Iridium NEXT project during its construction period.

Other Income (Expense), Net

Other income (expense), net was a net expense of $3.1 million for the three months ended September 30, 2011. This expense was primarily due to the commitment fee on the undrawn portion of the Credit Facility, which we did not have in the three months ended September 30, 2010 as the Credit Facility did not exist at such time. We expect this expense to be higher in the fourth quarter of 2011 compared to the comparative period of 2010, but this expense will decrease over time as the undrawn balance on the Credit Facility decreases as we make additional drawdowns.

Provision for Income Taxes

Our effective tax rate for the three months ended September 30, 2011 was 47.0% compared to 48.9% for the year ago period. This decline was primarily due to the December 2010 domestication of one of our wholly-owned foreign subsidiaries, which eliminated the additional U.S. taxes on this entity.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2011	Revenue	2010	Revenue	Dollars	Percent
Revenue:
Services	$195,687	68%	$176,215	67%	$19,472	11%
Subscriber equipment	72,232	25%	69,182	27%	3,050	4%
Engineering and support services	21,411	7%	14,846	6%	6,565	44%

Total revenue	289,330	100%	260,243	100%	29,087	11%

Operating expenses:
Cost of subscriber equipment	38,900	14%	49,654	19%	(10,754)	-22%
Cost of services (exclusive of depreciation and amortization)	54,467	19%	56,995	21%	(2,528)	-4%
Research and development	10,769	4%	14,708	6%	(3,939)	-27%
Selling, general and administrative	50,173	17%	48,945	19%	1,228	3%
Depreciation and amortization	73,779	25%	67,617	26%	6,162	9%

Total operating expenses	228,088	79%	237,919	91%	(9,831)	-4%

Operating income	$61,242	21%	$22,324	9%	$38,918	174%

Revenue

Total revenue increased for the nine months ended September 30, 2011, due principally to growth in billable subscribers, which drove growth in both commercial and government services revenue, as well as increased sales of subscriber equipment.

Service Revenue

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010			Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
Commercial voice	$125.6	305	$48	$117.0	270	$51	$8.6	35	$(3)
Commercial M2M data	21.8	154	18	15.9	101	21	5.9	53	(3)

Total	147.4	459		132.9	371		14.5	88
Government voice	46.6	38	140	42.3	36	146	4.3	2	(6)
Government M2M data	1.7	11	21	1.0	6	22	0.7	5	(1)

Total	48.3	49		43.3	42		5.0	7

Total	$195.7	508		$176.2	413		$19.5	95

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

The increase in service revenue for the nine months ended September 30, 2011, compared to the prior year period, was primarily due to growth in billable subscribers in commercial and government services.

Commercial voice revenue increased principally due to billable subscriber growth, including growth related to Iridium OpenPort and an increase in usage of pre-paid minutes, partially offset by a decrease in ARPU for commercial voice. The decrease in commercial voice ARPU was due to a decline in average minutes of use per post-paid subscriber, partially offset by growth in the higher ARPU Iridium OpenPort service. Commercial M2M data revenue growth was driven principally by a 53% increase in the billable subscriber base. Commercial M2M ARPU decreased primarily due to growth in subscribers using plans that generate lower revenue per unit.

Government voice revenue increased principally due to billable subscriber growth, including growth related to Netted Iridium. Government voice ARPU decreased due to a higher proportion of billable subscribers on the lower priced Netted Iridium plan. The increase in government M2M data revenue was driven primarily by billable subscriber growth.

Subscriber Equipment Revenue

The 4% increase in subscriber equipment revenue for the nine months ended September 30, 2011, compared to the prior year period, was primarily due to increased volume in handset and M2M data device sales. These increases were partially offset by decreases in handset unit prices and the lower selling price of Iridium 9602 compared to Iridium 9601.

Engineering and Support Service Revenue

Engineering and support service revenue increased by 44% for the nine months ended September 30, 2011 from 2010, primarily due to an increase in the level of effort for a gateway upgrade project for the U.S. government, partially offset by decreases in government-sponsored research and development contracts.

Operating Expenses

Cost of Subscriber Equipment

Cost of subscriber equipment decreased by 22% for the nine months ended September 30, 2011 compared to the prior year period primarily due to the $10.9 million impact of acquisition accounting during 2010 that increased the inventory basis and therefore increased the related cost of subscriber equipment during the prior year period. Net of this amount, cost of subscriber equipment was relatively flat for comparative periods, due to a decrease in per unit manufacturing costs mostly offset by an increase in equipment sales volume.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) decreased by 4% for the nine months ended September 30, 2011 compared to the year-ago period, primarily due to the result of a favorable contract renegotiation with Boeing that resulted in lower operations and maintenance expenses in the first nine months of 2011, which was partially offset by costs associated with an increase in the level of effort for a gateway upgrade project for the U.S. government.

Research and Development

For the nine months ended September 30, 2011, research and development expense decreased by 27% compared to the prior year period. This decline was primarily due to decreased expenses related to Iridium NEXT projects as they transitioned out of the research and development stage. These decreases were partially offset by increases in new product development projects.

Selling, General and Administrative

The 3% increase in selling, general and administrative expenses for the nine months ended September 30, 2011 compared to the prior year period, was primarily due to a favorable adjustment to our allowance for doubtful accounts in the 2010 period, which we did not have in the 2011 period, and an increase in employee related costs in the 2011 period, in part due to an increase in employee headcount. The increases were partially offset by lower professional fees.

Depreciation and Amortization

Depreciation and amortization expenses increased by 9% for the nine months ended September 30, 2011 from the prior year period. This increase was primarily due to a $3.0 million impairment charge recorded within depreciation expense on our condensed consolidated statement of operations. In addition, depreciation expense increased due to assets placed in service and additional amortization associated with certain intellectual property assets acquired in late 2010.

Other Income (Expense)

Interest Income, Net

Interest income, net increased to $0.8 million for the nine months ended September 30, 2011 compared to $0.4 million for the nine months ended September 30, 2010. We capitalized $7.8 million of interest costs related to the Credit Facility for the nine months ended September 30, 2011.

Other Income (Expense), Net

Other income (expense), net was expense of $10.6 million for the nine months ended September 30, 2011 and income of $0.1 million for the nine months ended September 30, 2010. This change was primarily due to the commitment fee on the undrawn portion of the Credit Facility, which we did not have in the nine months ended September 30, 2010 as we had not entered into the Credit Facility.

Provision for Income Taxes

For the nine months ended September 30, 2011, our income tax provision was $20.1 million compared to $10.3 million for the year ago period. This increase principally resulted from our increase in income before income taxes. Our effective tax rate was approximately 39. 1% for the nine months ended September 30, 2011 compared to 44.9% for the year ago period. This decline is primarily due to the December 2010 domestication of one of our wholly-owned foreign subsidiaries, which eliminated the additional U.S. taxes on this entity.

Our 2011 effective tax rate differs from the statutory U.S. federal tax rate of 35% due primarily to the December 201 domestication of one of our foreign entities offset partially by the February 2011 reduction in the Arizona corporate income tax rate. The difference between the 201 statutory U.S. federal income tax rate of 35% and our 2010 effective tax rate was primarily due to state income taxes, non-deductible permanent differences and additional U.S. taxes on foreign corporations.

Liquidity and Capital Resources

As of September 30, 2011, our total cash and cash equivalents were $124.8 million. Our principal sources of liquidity are existing cash, internally generated cash flows and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, including the design, build and launch of Iridium NEXT, working capital and research and development expenses.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Credit Facility, with the remainder to be funded from internally generated cash flows, including cash flows from hosted payloads on our Iridium NEXT satellites.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations. If we do not have access to those expected sources of liquidity, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, we will require even more external funding than planned. Our ability to obtain additional funding may be adversely affected by a number of factors, including the global economic downturn and related tightening of the credit markets, and we cannot assure you that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

As of September 30, 2011, we had borrowed a total of $325.3 million under the Credit Facility. The unused portion of the Credit Facility as of September 30, 2011 was approximately $1.5 billion. In addition, we are required to maintain a minimum cash reserve for debt service of $27.0 million as of September 30, 2011, which is classified in other assets in the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to approximately $189.0 million at the beginning of the repayment period, which is expected to begin in 2017. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows

The following section highlights our cash flows for the nine months ended September 30, 2011 and 2010:

	2011	2010	Change
	(in thousands)
Cash provided by operating activities	$131,923	$104,576	$27,347
Cash used in investing activities	$(240,344)	$(138,895)	$(101,449)
Cash provided by (used in) financing activities	$113,322	$(8,223)	$121,545

Cash Flows from Operating Activities

The increase in net cash provided by operating activities was attributable to a $45.8 million increase in income from operations after adjusting for non-cash items, and a partially offsetting increase in working capital of $18.5 million. The increase in operating income was driven by the Company’s revenue growth and operating expense savings. These two favorable trends to cash flow were partially offset by the commitment fee on the undrawn portion of our Credit Facility incurred during the nine months ended September 30, 2011. The Company incurred no commitment fees during the same period a year ago. The increase in working capital was primarily driven by increases in vendor payments and employee related costs during the nine months ended September 30, 2011 compared to the same period a year ago. These increases to working capital were in turn partially offset by the receipt of income tax refunds.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 increased primarily due to higher capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellite, network and gateway operations.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $113.3 million, resulting from cash borrowed under the Credit Facility. Cash provided by financing activities was partially offset by payments of financing fees to secure the Credit Facility, payment in full of our promissory note to Motorola Solutions, Inc., formerly known as Motorola, Inc., and cash payments for the debt service reserve required by the Credit Facility. Net cash used in financing activities for the nine months ended September 30, 2010 was $8.3 million resulting from deferred financing fees incurred in conjunction with obtaining debt financing for the design, build and launch of Iridium NEXT.

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

Interest income earned on our cash and cash equivalents balances are subject to interest rate fluctuations. For the quarter ended September 30, 2011, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We entered into the Credit Facility in October 2010 and had borrowed $325.3 million under the Credit Facility as of September 30, 2011. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the quarter ended September 30, 2011, a one-half percentage point increase or decrease in the LIBOR would not have had a material effect on our interest cost.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on March 7, 2011, as updated by the following risk factors.

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

Celestica Corporation, or Celestica, is the manufacturer of all of our current devices, including our mobile handsets, L-Band transceivers and short-burst data modems. Celestica may choose to terminate its business relationship with us when its current contractual obligations are completed on January 1, 2012, or at such earlier time as contemplated by our current agreement with Celestica. If Celestica terminates this relationship, we may not be able to find a replacement supplier in a timely manner, at an acceptable price, or at all. We are very dependent on Celestica’s performance as our sole supplier. We also utilize sole source suppliers for certain component parts of our devices.

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

In addition, we depend on Boeing to provide operations and maintenance services with respect to our satellite network, including engineering, systems analysis and operations and maintenance services, from our technical support center in Chandler, Arizona and our satellite network operations center in Leesburg, Virginia. Boeing provides these services pursuant to the amended and restated operations and maintenance agreement, or the Amended and Restated O&M Agreement, by and between our indirect wholly owned subsidiary Iridium Constellation LLC and Boeing, whose term is concurrent with the expected useful life of our current constellation. Technological competence is critical to our business and depends, to a significant degree, on the work of technically skilled personnel, such as our Boeing contractors. If Boeing’s performance falls below expected levels or if Boeing has difficulties retaining the personnel servicing our network, the operations of our satellite network could be compromised. In addition, if Boeing terminates its agreement with us, we may not be able to find a replacement provider on favorable terms or at all, which could impair the operations and performance of our network. Replacing Boeing as the operator of our satellite system could also trigger de-orbit rights held by the U.S. government, which, if exercised, would eliminate our ability to offer satellite communications services altogether.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

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
Thomas J. Fitzpatrick
Chief Financial Officer

Date: November 8, 2011

EXHIBIT INDEX

Exhibit	Description

10.1*	Amendment No. 5 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 12, 2011.

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i)      Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010,

(ii)     Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010,

(iii)    Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and

(iv)    Notes to Condensed Consolidated Financial Statements.**

*	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
**	Furnished electronically herewith.