Form 10-K
period 2011-12-31
Iridium Communications Inc.
filed 2012-03-06
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

703-287-7400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Select Market
Units, each consisting of one share of Common Stock and one $7.00 Warrant	NASDAQ Global Select Market
Warrants, exercisable for Common Stock at an exercise price of $7.00 per share	NASDAQ Global Select Market
Warrants, exercisable for Common Stock at an exercise price of $11.50 per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011 was approximately $420.8 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 1, 2012 was 73,205,008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2011, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2011

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

Throughout this section, when we refer to statistical or financial data for the year ended December 31, 2009, such as revenue, percentages of revenue and number of subscribers, we are referring to Iridium Holdings prior to the Acquisition and Iridium Holdings combined with our company after the Acquisition. Statistical and financial data for years prior to 2009 refer to Iridium Holdings and for years after 2009 refer to our company.

Business Overview

We are the second largest provider by revenue of mobile voice and data communications services via satellite, and the only commercial provider of communications services offering true global coverage. Our satellite network provides communications services to regions of the world where existing wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers via our constellation of 66 in-orbit satellites, in-orbit spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across our satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

Our commercial end-user base, which we view as our primary growth engine, is diverse and includes markets such as emergency services, maritime, government, utilities, oil and gas, mining, recreation, forestry, construction and transportation. Many of our end-users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services, and to provide mobile communications services for employees in areas inadequately served by terrestrial networks. Ship crews and passengers use our services for ship-to-shore calling as well as to send and receive e-mail and data files, and to receive electronic media, weather reports, emergency bulletins and electronic charts. Shipping operators use our services to manage operations on board ships and to transmit data, such as course, speed and fuel stock. Aviation-based end-users use our services for air-to-ground telephony and data communications for position reporting, emergency tracking, weather information, electronic flight bag updates and fleet information.

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $90.3 million in service and engineering and support service revenue, or 23% of our total revenue, for the year ended December 31, 2011. This does not include revenue from the sale of equipment that may be ultimately purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack visibility into these activities and the related revenue. The U.S. Department of Defense, or DoD, owns and operates a dedicated gateway in Hawaii that is only compatible with our satellite network. The U.S. armed services, State Department, Department of Homeland Security, Federal Emergency Management Agency, or FEMA, Customs and Border Protection, and other U.S. government agencies, as well as other nations’ governmental agencies, use our voice and data services for a wide variety of applications. Our voice and data products are used for numerous primary and backup communications solutions, including logistical, administrative, morale and welfare, tactical and emergency communications. In addition, our products are installed in ground vehicles, ships, helicopters and fixed-wing aircraft and are used for command and control and situational awareness purposes. Our satellite network provides increased network security to the DoD because traffic is routed across our satellite constellation before being brought down to earth through the dedicated, secure DoD gateway, thus reducing the vulnerability to intercept. Since our network was created in the mid-1990s, the DoD has made significant investments to build and upgrade its dedicated gateway and to purchase our handsets and voice and data devices, all of which are only compatible with our satellite network. In addition, the DoD continues to invest directly and indirectly in additional services on our network such as high integrity GPS, or iGPS, and Distributed Tactical Communications Services, which we refer to as Netted IridiumSM. The DoD would have to incur significant expense to switch to a competing service provider for mobile satellite voice and data services, and no other service provider can provide true global coverage or an interlinked mesh architecture that allows DoD traffic to flow through one dedicated gateway.

We sell our products and services to commercial end-users exclusively through a wholesale distribution network, encompassing approximately 75 service providers, 174 value-added resellers, or VARs, and 56 value-added manufacturers, or VAMs, which create and sell Iridium-based technology either directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific vertical markets. We expect that demand for our services will increase as more applications are developed for our products and services.

At December 31, 2011, we had approximately 523,000 billable subscribers worldwide, representing a 22% increase compared to December 31, 2010. Total revenue increased from $348.2 million in 2010 to $384.3 million in 2011.

Industry

We compete in the mobile satellite services sector of the global communications industry. Mobile satellite services operators provide voice and data services to people and machines on the move or in fixed locations using a network of satellites and ground facilities. Mobile satellite services are usually complementary to, and interconnected with, other forms of terrestrial communications services and infrastructure and are intended to respond to users’ desires for connectivity in all locations. Customers typically use satellite voice and data communications in situations where existing terrestrial wireline and wireless communications networks do not exist, do not provide contiguous coverage, or are impaired. Further, many regions of the world benefit from satellite networks, such as rural and developing areas that lack adequate wireless or wireline networks, ocean and polar regions where few alternatives exist, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

Government organizations, including military and intelligence agencies and disaster response agencies, non-governmental organizations and industrial operations and support teams depend on mobile and fixed voice and data satellite communications services on a regular basis. Businesses with global operations require reliable communications services when operating in remote locations around the world. Mobile satellite services users span many sectors, including emergency services, maritime, government, utilities, oil and gas, mining, recreation, forestry, construction and transportation, among others. Many of our customers view satellite communications services as critical to their daily operations.

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

Within the major satellite sectors, fixed satellite services and mobile satellite services operators differ significantly from each other with respect to size of antenna, types of services offered and quality of services. Fixed satellite services providers, such as Intelsat S.A., Eutelsat Communications S.A. and SES S.A. are characterized by large, often stationary or fixed ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high speed data customers and international telephone markets. By contrast, mobile satellite services providers, such as us, Inmarsat plc, Globalstar, Inc., and ORBCOMM Inc. focus more on voice and data services, where mobility and small sized terminals are essential.

A LEO system, such as the system we operate, generally has lower transmission delays than a GEO system, such as that operated by Inmarsat, due to the shorter distance signals have to travel, which also enables the use of smaller antennas on devices. We believe the unique interlinked mesh architecture of our constellation, combined with the global footprint of our satellites, distinguishes us from other regional LEO satellite operators such as Globalstar and ORBCOMM, allowing us to route voice and data transmissions to and from anywhere on the earth’s surface via a single gateway. As a result, we are the only mobile satellite services operator offering real-time, low latency services with true global coverage, including full coverage of the polar regions.

Our Competitive Strengths

•

True global coverage. Our network provides true global coverage, which none of our competitors, whether LEO or GEO, can offer. Our network of 66 operational satellites relies on an interlinked mesh architecture to transmit signals from satellite to satellite, which reduces the need for multiple ground stations and facilitates the global reach of our services. GEO satellites orbit around the earth’s equator, limiting their visibility to far northern or southern latitudes and polar regions. LEO satellites from operators like Globalstar and ORBCOMM use an architecture commonly referred to as bent pipe, which requires voice and data transmissions to be immediately routed to nearby ground stations and can only provide real-time service when they are within view of a ground station, limiting coverage to continental areas where they have been able to license and locate ground infrastructure.

•

A better customer experience. The LEO design of our satellite constellation produces minimal transmission delays compared to GEO systems due to the shorter distance our signals have to travel. Additionally, LEO systems typically have smaller antenna requirements and are less prone to signal blockage caused by terrain than GEO satellite networks. As a result, we believe that we are well-positioned to capitalize on the growth in our industry from end-users who require reliable, easy-to-use communications services in all locations.

•

Attractive and growing markets. We believe that the mobile satellite services industry will continue to experience growth driven by the increasing awareness of the need for reliable mobile voice and data communications services, the lack of coverage by terrestrial wireless systems of most of the earth’s surface, and the continued development of innovative, lower cost technology and applications integrating mobile satellite products and services. Only satellite providers can offer global coverage, and the satellite industry is characterized by significant barriers to entry.

•

Innovations for a broad range of markets. The specialized needs of our global end-users span many markets, including emergency services, maritime, government, utilities, oil and gas, mining, recreation, forestry, construction and transportation. We sell our products and services to commercial end-users exclusively through a wholesale distribution network of service providers, VARs and VAMs, which often specialize in a particular vertical market. Our distributors use our products and services to develop innovative and integrated communications solutions for their target markets, often combining our products with other technologies, such as GPS and terrestrial wireless technology.

•

Lower development and marketing costs. In addition to promoting innovation, our distribution model allows us to capitalize on the research and development expenditures of our distributors, while lowering overall customer acquisition costs and mitigating certain risks such as consumer credit risk. By partnering with these distributors to develop new products, services and applications, we believe we create additional demand for our products and services and expand our target markets at a lower cost than would a more direct marketing model. We believe our distribution network can continue to grow with us and amplify our impact on the market.

•

Strategic relationship with the U.S. government. The U.S. government is our largest single customer, and we have had a relationship with the DoD since 2000. We believe the DoD views our Netted Iridium, M2M devices, encrypted handset and other products as mission-critical services and equipment. The DoD has made significant investments in a dedicated gateway on a U.S. government site to provide operational security and allow DoD handset users to communicate securely with other U.S. government communications equipment. This gateway is only compatible with our satellite network.

Our Business and Growth Strategies

•

Leverage our largely fixed-cost infrastructure by growing our service revenue. Our business model is characterized by high capital costs, primarily incurred every 10 to 15 years, in connection with designing, building and launching new generations of our satellite constellation, but the incremental cost of providing service to additional end-users is relatively low. We believe that service revenue will be our largest source of future growth and profits, and we intend to focus on growing both our commercial and government service revenue in order to leverage our largely fixed-cost infrastructure.

•

Accelerate the development of personal communications capabilities. In September 2011, we announced Iridium ForceSM, our new strategy for the development of personal mobile satellite communications. The Iridium Force strategy is to allow users to connect to our network in more ways, including from Wi-Fi-enabled devices such as smartphones, tablets and laptops; to make our technology more accessible and cost-effective for our distribution partners to integrate by opening and licensing our core technologies; to integrate location-based services for location-specific applications and personal security capabilities; and to provide rugged, dependable devices and services.

•

Continue to expand our distribution network. We believe our wholesale distribution network lowers our costs and risks, and we plan to continue to expand our network of service providers, VAMs and VARs. We expect that our current and future value added partners will continue to develop customized products, services and applications targeted to the land-based handset, maritime, aviation, M2M and government markets. We believe these markets represent an attractive opportunity for continued subscriber growth.

•

Expand our geographic sales reach. Our products and services are offered in over 100 countries. While our network can be used throughout the world, we are not currently licensed to sell our products and services directly in certain countries, including Russia and China. We have taken steps in these and other countries to obtain licenses, or engage distribution partners that have or can obtain licenses, and, to the extent we are successful in these efforts, we believe the expanded reach of our product and service distribution platform will contribute to our growth.

•

Develop new services for the DoD. We are developing additional capabilities for our network to enhance its utility to the DoD, and plan to continue to expand our offerings to focus more on tactical applications. In conjunction with the U.S. Navy, we have developed and introduced Netted Iridium, which provides beyond-line-of-sight, push-to-talk voice services to user-defined groups of DoD users. As part of a multi-year DoD-funded effort, in conjunction with The Boeing Company and other industry partners, we are also developing iGPS service, which will provide enhanced accuracy and anti-jamming capabilities for users of the DoD’s GPS constellation. These, and other services in development, leverage on-going U.S. government research and development investments and provide us with opportunities to offer new products and services to the DoD. We anticipate continued growth in M2M applications for the DoD and other government customers as new and existing VARs and VAMs design applications around the Iridium 9602 short-burst data modem. Growth areas for government short-burst data applications include tracking of personnel, vehicles and equipment, connectivity for unattended sensors and backup control links for unmanned aerial vehicles.

•

Develop Iridium NEXT constellation and hosted payload opportunities. We continue to develop our next-generation satellite constellation, Iridium NEXT, which we expect to begin launching in early 2015. Iridium NEXT will be backward compatible with our current system and will replace the existing constellation with an even more powerful satellite network. Iridium NEXT will maintain our current system’s key attributes, including the capability to upload new software, while providing new and enhanced capabilities, such as higher data speeds and increased capacity. In addition, Iridium NEXT is being designed to host secondary payloads, which have the potential to generate cash and deferred revenue during the construction phase of Iridium NEXT and the potential to generate recurring service revenue once Iridium NEXT is launched. We believe Iridium NEXT’s increased capabilities will expand our target markets by enabling us to develop and offer a broader range of products and services, including a wider array of cost-effective and competitive broadband data services.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of approximately 75 service providers, 174 VARs and 56 VAMs. These distributors sell our products and services to the end-user, either directly or indirectly through service providers, VARs or dealers. Of these distributors, approximately 25 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific vertical markets. We also sell airtime services directly to U.S. government customers, including the DoD, for resale to other government agencies. The U.S. government and international government agencies purchase additional services as well as our products and related applications through our network of distributors.

We provide our distributors with certain support services, including assistance with coordinating end-user sales, strategic planning and training and second tier customer support, as well as helping them respond to new opportunities for our products and services. We have representatives covering three regions around the world to better manage our distributor relationships: the Americas, which includes North, South and Central America; Asia Pacific, which includes Australia and Asia; and Europe, the Middle East, Africa and Russia. We have also established a global support service program to provide portside service for Iridium OpenPort® maritime customers at major ports worldwide. In addition, we maintain various online management tools that allow us to communicate efficiently with our distributors, and allow them to manage their customers’ Iridium devices from anywhere in the world. By relying on our distributors to manage end-user sales, we believe that we reduce certain risks and costs related to our business, such as consumer credit risk and sales and marketing costs, while providing a broad and expanding distribution network for our products and services with access to diverse and geographically dispersed niche markets. We are also able to rely on the specialized expertise of our distributors, who continue to develop innovative and improved solutions and applications integrating our product and service offerings, providing us with an attractive platform to support our growth.

Commercial Markets

We view our commercial end-user base as our primary growth engine. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end-user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end-user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voice mail. Unlike service providers, our VARs typically focus more on data applications and provide a broader array of value-added services specifically targeted to the niche markets they serve, integrating our handsets, transceivers, high-speed data devices and short-burst data modems with other hardware and software to create packaged solutions for end-users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, the DoD and other U.S. and international government agencies. Many of our VARs specialize in niche vertical markets such as maritime, aviation, M2M and government markets where high-use customers with specialized needs are concentrated. Our service providers include dedicated satellite service providers such as Astrium (an EADS company) and Inmarsat, as well as some of the largest telecommunications companies in the world, including Telstra Corporation Limited, KDDI Corporation and Singapore Telecommunications Limited. Our VARs and service providers include ARINC Incorporated, General Dynamics Corporation, Globe Wireless LLC and Zunibal S.A.

We also sell our products to VAMs, who integrate our transceivers and short-burst data devices into their propriety hardware and software. These VAMs produce specialized equipment, including integrated ship communications systems, global asset tracking devices and secure satellite handsets, such as our Iridium 9505A handset coupled with U.S. National Security Agency Type I encryption capability, which they offer to end-users in maritime, aviation, government and M2M markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. VAMs typically sell their products to end-users through other service providers or VARs. Our VAMs include AirCell Inc., Beam Communications Pty Ltd., Digi International, Inc., InovarEMS, International Communications Group, Inc., General Dynamics, ITT Exelis, NAL Research Corporation, Quake Global, Inc. and Thrane & Thrane A/S.

In addition to VARs and VAMs, we maintain relationships with approximately 36 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing and support expenses. Our VADs include Active Web Solutions Inc., Global Marine Networks, LLC, Hirschmann Automation and Controls, Inc., Maxtena, Inc. and Ontec Inc.

We maintain a pricing model for our commercial products and services with a consistent wholesale rate structure. Under our distribution agreements, we charge our distributors wholesale rates for commercial products and services, subject to discount and promotional arrangements and geographic pricing. We also charge fixed monthly access fees per subscriber for certain services. Our distributors are in turn responsible for setting their own pricing to their customers. Our agreements with distributors typically have terms of one year and are automatically renewable for additional one-year terms, subject to termination rights. We believe this business model provides incentives for distributors to focus on selling our commercial product and service portfolio and developing additional applications. An additional benefit of this model is simplicity. This model lessens back office complexities and costs and allows distributors to remain focused on revenue generation.

Our two largest distributors, Astrium and Inmarsat, represented 11% and 10%, respectively, of our revenue for the year ended December 31, 2011. Inmarsat acquired one of our largest distributors, Stratos Global Wireless, Inc., in 2009.

Government Markets

We provide mission critical mobile satellite products and services to all military branches of the DoD as well as other U.S. government departments and agencies. These users require voice and two-way data capability with global coverage, low latency, mobility and security and often operate in areas where no other terrestrial or wireless means of communications are available. We believe we are well positioned to take advantage of demand from such users. Our 9505A satellite handset is the only commercial, mobile handheld satellite phone that is capable of Type I encryption accredited by the U.S. National Security Agency for Top Secret voice communications. In addition, the DoD has made significant investments in a dedicated gateway that provides operational security and allows users of encrypted DoD handsets to communicate securely with other U.S. government communications equipment. These investments include upgrading the gateway to take advantage of the enhanced capabilities of Iridium NEXT. This gateway is only compatible with our satellite network.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract managed by the DoD’s Defense Information Systems Agency, or DISA. The contract, entered into in April 2008, provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The current term of the EMSS contract option will expire on March 31, 2012; however, the U.S. government has notified us that it intends to exercise the fourth additional one-year option, which will extend the term through March 31, 2013. We will be pursuing a new contract with DISA to continue providing EMSS services after March 2013. The EMSS contract allows authorized customers to purchase Iridium airtime services, provided through DoD’s dedicated gateway, under a set of rate schedules tailored for each of our services, including (i) a fixed monthly per-user fee for voice and circuit-switched data; (ii) a fixed monthly per-user fee for paging services, (iii) a tiered pricing plan, based on usage per device, for short-burst data services, and (iv) a fixed monthly per-user fee for Netted Iridium usage plus a monthly fee for each active user-defined net. The U.S. government is not required to guarantee a minimum number of users under this agreement. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies.

We also provide maintenance services for the DoD gateway through a separate contract managed by DISA, the Gateway Maintenance and Support Services, or GMSS, contract which also was entered into in April 2008. As with the EMSS contract, the GMSS contract provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The current term of the maintenance contract will expire on March 31, 2012; however, the U.S. government has notified us that it intends to exercise the fourth additional one-year option, which will extend the term through March 31, 2013. We will be pursuing a new contract with DISA to continue providing gateway maintenance and support services after March 2013. The U.S. government may terminate the EMSS and GMSS contracts, in whole or in part, at any time.

U.S. government services accounted for approximately 23% of our total revenue for the year ended December 31, 2011. Our reported U.S. government revenue includes airtime revenue derived from the EMSS contract and services provided through the GMSS contract and other engineering and support contracts with the U.S. Government. This revenue does not include airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, which we report as commercial service revenue, or equipment purchased by government customers from third-party distributors. We are unable to determine the amount of U.S. government revenue derived from these commercial sources.

Vertical Markets

The specialized needs of our global customers span many markets. Our system is able to offer our customers cost-effective communications solutions with true global coverage in areas unserved or underserved by existing telecommunications infrastructure. Our mission critical communications solutions have become an integral part of the communications and business infrastructure of many of our end-users. In many cases, our service is the only connectivity for these critical applications or is used to complement terrestrial communications solutions.

Our current principal vertical markets include land-based handset, maritime, aviation, M2M and government.

Land-based Handset

We are the leading provider of mobile satellite communications services to the land-based handset sector, providing handset services to areas not served or inconsistently served by existing terrestrial communications networks. In a 2011 report, Northern Sky Research estimated that approximately 705,000 satellite handsets were in operation worldwide in 2010. Mining, forestry, construction, oil and gas, utilities, heavy industry and transport companies as well as the military, public safety and disaster relief agencies constitute the largest portion of our land-based handset end-users. We believe that demand for mobile communications devices operating outside the coverage of terrestrial networks, combined with our small, lightweight, durable handsets with true global coverage, will allow us to capitalize on growth opportunities among such users.

Our land-based handset end-users utilize our satellite communications services for:

•

Voice and data: Multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services, location-based services and to provide pay telephony services for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and while conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor segments rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage.

•	Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls, and make data, e-mail, internet and corporate network connections.

•

Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of Hurricanes Katrina and Rita, the Asian tsunami, the Haitian and Chilean earthquakes, the Japanese earthquake and tsunami, and other natural disasters. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America.

•

Public telephone infrastructure: Telecommunications service providers use our services to satisfy regulatory mandates to provide communications services to rural populations currently not served by terrestrial infrastructure. Telstra Corporation, for example, uses our services to comply with its obligations to provide communications services to customers in certain remote parts of Australia.

Maritime

We believe the maritime market is one of our most significant market opportunities. End-users of our services in the maritime sector include companies engaged in merchant shipping, passenger transport, fishing, energy and recreation. Merchant shipping accounts for a significant portion of our maritime revenue, as those ships spend the majority of their time at sea away from coastal areas and out of reach of terrestrial communications services. Our products and services targeting the maritime market typically have high average revenue per subscriber with multiple users utilizing a single device. Once a system is installed on a vessel, it often generates a multi-year recurring revenue stream from the customer. As a consequence, from time to time we may offer equipment promotions or rebates to accelerate new activations and a long-term revenue stream.

We believe increased regulatory mandates and increased demand for higher-speed, low-cost data services will allow us to capitalize on significant growth opportunities in this market. We believe Iridium PilotTM, which uses our Iridium OpenPort service to offer data speeds of up to 128 kbps and up to three independent voice lines, presents a cost-competitive, broadband communication alternative to end-users in the maritime market.

Maritime end-users utilize our satellite communications services for the following:

•

Data and information applications: Ship operators and crew use our services to send and receive e-mail and data files, and to receive other information services such as electronic media, weather reports, emergency bulletins and electronic charts. We believe Iridium Pilot provides an attractive alternative for shipping operators and fishing fleets looking for cost savings, as well as for yachts, work boats and other vessels for which traditional marine satellite systems have typically been costly and underperforming.

•

Voice services: Maritime global voice services are used for both vessel operations and communications for crew welfare. Merchant shipping operators use prepaid phone cards for crew use at preferential around-the-clock flat rates.

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

•

Safety applications: Ships in distress, including as a result of potential piracy, hijack or terrorist activity, rely on mobile satellite voice and data services. The Ship Security and Alert Systems regulations were adopted by the International Maritime Organization, or IMO, to enhance maritime security in response to the threat from terrorism and piracy. Most deep-sea passenger and cargo ships must be fitted with a device that can send an alert message containing the ship’s ID and position whenever the ship is under threat or has been compromised. We and our distribution partners are developing several solutions to meet this requirement for merchant vessels. The Global Maritime Distress and Safety System, or

GMDSS, is an application built to alert a maritime rescue coordination center of each vessel’s situation and position, information that is then used to coordinate rescue efforts among ships in the area. The IMO requires all cargo vessels over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that use GMDSS applications. Although our products and services are currently not certified to be used in GMDSS applications, we are exploring implementing services that could meet the GMDSS requirements.

Aviation

We are one of the leading providers of mobile satellite communications services to the aviation sector. Our services are increasingly used in commercial and global military aviation applications. In the aviation sector, our satellite communications services are used principally by corporate jets, corporate and government helicopter fleets, specialized general aviation fleets, such as medevac companies and fire suppression and other specialized transport fleets, and high-end personal aircraft. Our services are also being employed by airline operators for cockpit voice services and safety services. As a result of the 2011 FAA announcement that it will approve Iridium for flight safety data services, commercial operators may install Iridium on the flight deck to provide air navigation services datalinks for position reporting and other safety information. Our voice and data devices from our VAMs and VADs have become factory options for a range of airframe manufacturers in business aviation and air transport, such as Gulfstream Aerospace Corporation, Bombardier Inc. and Cessna Aircraft Company, and have become standard equipment on some aircraft models. Our devices are also installed in the aftermarket on a variety of aircraft.

Aviation end-users utilize our satellite communications services for:

•

Aviation operational communications: Aircraft crew and ground operations use our services for air-to-ground telephony and data communications. This includes the automatic reporting of an aircraft’s position and mission-critical condition data to the ground and controller-pilot data link communication for clearance and information services. We provide critical communications applications for airlines and air transport customers such as Delta Airlines, Continental Airlines, Cathay Pacific Airways and El Al Airlines. These operators rely on our services because other forms of communication may be unaffordable or unreliable in areas such as the polar regions. ARINC Incorporated and SITA, SC, two of the leading providers of voice and data network communications services and applications to the airline industry, integrate our products and services into their offerings.

•

Aviation passenger communications: Corporate and private fleet aircraft passengers use our services for air-to-ground telephony and data communications. Operators are currently using our services to enable passengers to e-mail using their own Wi-Fi enabled mobile phones, including Blackberry devices or other similar smartphones, without causing interference with aircraft operation. We believe our distributors’ small, lightweight, cost-effective solutions offer an attractive alternative for aircraft operators, particularly small fleet operators.

•

Rotary and general aviation applications: We are also a major supplier for rotary aviation applications to end-users including medevac, law enforcement, oil and gas, and corporate work fleets, among others. Companies such as Air Logistics, EagleMed and Air Evac Lifeteam rely on applications from our distributors for traditional voice communications, fleet tracking and management and real time flight diagnostics. VARs and VAMs such as Avidyne Corporation, Flightcell International Ltd., Garmin International, Inc., Honeywell International, Inc. and Spider Tracks Limited incorporate Iridium products and services into applications for this market.

•

Air traffic control communications, or safety applications: The International Civil Aviation Organization, or ICAO, has approved standards and recommended practices allowing us to provide Aeronautical Mobile Satellite (Route) Services to commercial aircraft on long-haul routes. This allows member states to evaluate and approve our services for safety communications on transoceanic flights. After several years of working with the Performance Based Aviation Rules Making Committee, or PARC, and illustrating a successful trial using Iridium data services, in 2011 the FAA announced that it would approve Iridium for use in the Future Air Navigation Services (FANS) datalink with Air Traffic Control, or ATC. We are currently working with PARC on a trial of our voice communications services for ATC. As our services become approved by regulatory organizations and member states, aircraft crew and air traffic controllers will be able to use our services for data and voice communications between the flight deck and ground-based air traffic control facilities. We are the only satellite provider capable of offering such critical flight safety applications around the entire globe, including the polar regions. We believe this particular sector of the market will present us with significant growth opportunities, as our services and applications will serve as a cost-effective alternative to systems currently in operation.

Machine-to-Machine

We are one of the leading providers of satellite-based M2M services. We believe the early stage of this market and its significant under-penetration present opportunities for future growth. As with land-based handsets, our largest M2M users include mining, construction, oil and gas, utilities, heavy industry, maritime, forestry and transport companies, as well as the military, public safety and disaster relief agencies. We believe increasing demand for automated data collection processes from mobile and remote assets operating outside the coverage of terrestrial wireline and wireless networks, as well as the continued push to integrate the operation of such assets into enterprise management and information technology systems, will likewise increase demand for our M2M applications.

Our M2M services are used for:

•

Fleet management: Our global coverage permits our products and services to be used to monitor the location of vehicle fleets, hours of service and engine telemetry data, as well as to conduct two-way communications with drivers around the world. Long distance drivers need reliable communication with both dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit. We expect the push for more efficient, cost-effective and safer fleet operations as well as the imposition of regulatory mandates related to driver safety, such as drive time monitoring, will drive demand for our services in this area.

•

Fixed-asset monitoring: Multinational corporations, such as oil-field service companies like Schlumberger Limited and ConocoPhillips Company use our services to run applications that allow remote monitoring and operation of equipment and facilities around the globe, such as oil pipelines and offshore drilling platforms.

•

Asset tracking: Leveraging M2M applications developed by several of our distributors, companies use our services and related devices to track assets, including personnel, for logistics, theft-prevention and safety purposes. Transportation companies, such as Horizon Lines, Inc., for example, employ M2M applications developed by Cubic Global Tracking Solutions, Inc. to track shipping containers while in transit.

•

Resource management: Our global coverage and data throughput capabilities support natural resource management applications such as fishing management systems. Marine Instruments and Zunibal S.A., two of our VARs, have developed applications for the fishing industry to assist fishing fleets in pursuing more efficient fishing practices.

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

•

Personal Tracking Devices and Location-Based Services: Several of our VAMs and VARs, such as Briartek, Inc., DeLorme, Global Satellite Engineering, NAL Research, Pieps GmbH and Solara Remote Data Delivery Incorporated, are introducing small, portable personal tracking devices that will provide personal tracking and data communications services to commercial end users. In addition, the Iridium ExtremeTM handset offers personal tracking and location based services. These devices use M2M data services to send location information and other data to web-based portals for tracking of and messaging with the users.

Government

We are one of the leading providers of mobile satellite communications services to the U.S. government, principally, the DoD. We provide mobile satellite products and services to all branches of the U.S. armed forces. Our voice products are used for a variety of primary and backup communications solutions, including logistical, administrative, morale and welfare, and emergency communications. In addition, our products and related applications are installed on ground vehicles, ships, helicopters and fixed-wing aircraft, embedded in unattended sensors and used for command and control and situational awareness purposes. Global security concerns are among the factors driving demand for our products and services in this sector. See “ – U.S. Government Services” for more information.

Seasonality

Our business is subject to seasonal usage changes for commercial customers, and we expect it to be affected by similar seasonality going forward. March through October are typically the peak months for commercial voice traffic and related subscriber equipment sales, given the predominance of population and activity in the northern hemisphere. U.S. government usage and commercial M2M usage have been less subject to seasonal changes.

Services and Products

At December 31, 2011, we had approximately 523,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, M2M services and high-speed data. Sales of our commercial services collectively accounted for approximately 52% of our total revenue for the year ended December 31, 2011. We also sell related voice and data equipment to our customers, which accounted for approximately 25% of our total revenue for the year ended December 31, 2011. In addition, we offer services to U.S. government customers, including the DoD. U.S. government services accounted for approximately 23% of our total revenue for the year ended December 31, 2011.

Commercial Services

Postpaid Mobile Voice and Data Satellite Communications Services

We sell our mobile voice and data services to service providers and VARs who in turn offer such services to end-users, either directly or indirectly through dealers, using various packaged solutions such as monthly plans with differing price levels that vary depending upon expected usage. In exchange for these services, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for airtime minutes used by their respective subscribers. A small number of our postpaid customers purchase monthly blocks of airtime minutes which must be used in a given month or are forfeited. In September 2011, we launched Iridium AxcessPoint, a portable and lightweight Wi-Fi hotspot accessory that connects smartphones or laptops to the Iridium network using an Iridium Extreme or Iridium 9555 satellite handset. This accessory uses postpaid circuit-switched data services, and we expect it to increase the use of data services through the handsets.

Prepaid Mobile Voice Satellite Communications Services

We also offer mobile voice services to service providers and VARs through prepaid plans. Service providers and VARs pay us in advance for defined blocks of airtime minutes with expiration periods in various configurations, typically one year. These services are then generally sold to subscribers in the form of prepaid scratch cards and e-vouchers that enable subscribers to use our services on a per minute basis. Unused minutes are forfeited on the applicable expiration date. We believe service providers and VARs are drawn to these services as they enable greater cost control, since they eliminate the need for monthly billings and reduce collection costs, and can be sold in cash economies where credit is not readily available. Our distributors often offer our prepaid voice services through fixed devices to subscribers in rural villages, at remote industrial, commercial and residential sites and on ships at sea, among other places. Fixed voice satellite communications services are in many cases an attractive alternative to handheld mobile satellite communications services in situations where multiple users will access the service within a defined geographic area and terrestrial wireline or wireless service is not available. Fixed phones, for example, can be configured as pay phones that accept prepaid scratch cards and can be installed at a central location, for example in a rural village or maritime vessel.

Broadband Data Services

Our broadband data maritime service, Iridium OpenPort, offers maritime end-users speeds of up to 128 kbps and up to three independent voice lines which can be used simultaneously without interference. We believe Iridium OpenPort offers a competitive alternative to other marine satellite services that offer fewer features at higher costs. Data rates on this service can be adjusted up or down at any time without making hardware or software changes, giving subscribers options that allow them to balance needs for data transmission speeds against cost considerations on a real-time basis. In conjunction with our distributors, we offer additional services that permit service providers and VARs to offer complete integrated solutions for ship-to-shore crew calling, e-mail and IP-based data communications. For example, in January 2012, KVH Industries, Inc., one of our distribution partners, began offering a product that integrates Iridium OpenPort with its mini-VSATSM broadband service to provide backup service when the mini-VSAT terminal is out of its coverage area or out of service. For our Iridium OpenPort service, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for airtime minutes used by the respective subscribers above their monthly quotas.

Machine-to-Machine Services

Our M2M services are designed to address the market need for a small and cost-effective solution for sending and receiving data, such as location, from fixed and mobile assets in remote locations to a central monitoring station. This service operates through a two-way short-burst data transmission between our network and a telemetry unit, which may be located, for example, on a container in transit or a buoy monitoring oceanographic conditions. The small size of the units makes them attractive for use in applications such as tracking asset shipments, monitoring unattended remote assets, including oil and gas assets, vehicle tracking and mobile security. We sell our M2M services to our distributors who in turn offer such services to end-users such as various U.S. and international governmental agencies, including NOAA, as well as commercial and other entities such as Schlumberger Limited and ConocoPhillips. Increasingly, our M2M modems are being built into products for consumer markets, such as personal location devices that provide two-way messaging. As with our mobile voice and data offerings, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for data used by their respective subscribers.

Other Services

In addition to access and usage fees, we generate revenue from several ancillary services related to our core service offerings, such as inbound connections from the public switched telephone network, or PSTN, short message services, or SMS, subscriber identity module, or SIM, activation, customer reactivation and other peripheral services. We also provide research and development services to assist customers in developing new technologies compatible with our system, which we may leverage for use in service and product offerings in the future. We charge our distributors fees for these services.

In the future, we anticipate the ability to provide hosted payload services to customers during the life of our next-generation constellation, Iridium NEXT, which will replace our current satellite constellation. We expect to enter into agreements with one or more such customers to host their applications on our satellites in exchange for a hosting fee to be paid in advance of launch plus recurring service revenue to be paid during the life of the hosted application after launch. We expect to announce our primary hosted payload in the second quarter of 2012. Currently, we are providing research and development services to potential hosted payload customers.

U.S. Government Services

We provide U.S. government customers bulk access to our services, including voice, netted voice, data, messaging and paging services, as well as maintenance services for the DoD’s dedicated gateway. We provide airtime to U.S. government subscribers through DoD’s gateway, under a set of rate schedules tailored for each of our services, including (i) a fixed monthly per-user fee for voice and circuit-switched data, (ii) a fixed monthly per-user fee for paging services, (iii) a tiered pricing plan, based on usage per device, for short-burst data services, and (iv) a fixed monthly per-user fee for Netted Iridium usage plus a monthly fee for each activity user-defined net. To comply with U.S. government regulations, we ensure handsets sold for use by the U.S. government are manufactured in the United States. U.S. government customers procure our voice and data products through our network of distributors. Our VARs and VAMs typically integrate our products with other products, which they then offer to U.S. government customers as customized products. Such voice and data solutions include:

•	personnel tracking devices;

•	asset tracking devices for equipment, vehicles and aircraft;

•	beyond-line-of-sight aircraft communications applications;

•	submarine communications applications;

•	specialized communications solutions for high-value individuals; and

•

specialized, secure, mobile communications and data devices for the military and intelligence community, such as secure satellite handsets with U.S. National Security Agency Type I encryption capability.

With funding support from the DoD, we continue to invest in research and development to develop new products and applications for use by all branches of the U.S. armed forces. In conjunction with the U.S. Navy, we and our distribution partners introduced Netted Iridium, which uses a line of radio-only devices which permit beyond-line-of-sight push-to-talk group calling services for a user-defined group, or net. We expect Netted Iridium to provide us with the potential for future new commercial applications in public safety, fishing and field worker communications. In conjunction with Boeing and with funding from the U.S. government, we also continue to develop a high integrity GPS service, iGPS, which is expected to provide increased accuracy and improved anti-jamming capability for GPS signals.

Our Products

We offer a broad array of voice and data products for customers that work worldwide. In most cases, our devices or an antenna must be outside and within direct view of a satellite to be able to access our network.

Satellite Handsets

Our principal handset offerings are the Iridium 9555 and Iridium Extreme satellite handset phones, which are similar in functionality to ordinary cellular phones but with the solid, durable feel that many satellite phone users demand. We believe our reputation for industrial strength products is critical for customers, many of whom are located in the most inhospitable spots on the planet and require rugged and reliable communications equipment.

Iridium 9555. The Iridium 9555 provides voice, SMS and data connectivity. This model introduced several features including a larger, brighter screen, improved SMS and e-mail capabilities, an integrated antenna and speakerphone. The Iridium 9555 weighs 9.4 ounces and offers up to 3.1 hours of talk time. The Iridium 9555 has an industrial feel, with a rugged housing to protect its sophisticated satellite transceiver.

Iridium Extreme. In September 2011, we introduced the Iridium Extreme, which adds to the Iridium 9555’s capabilities by providing a rugged exterior that meets DoD Military Standard 810F for durability, a dedicated, two-way emergency SOS button and fully integrated GPS and location-based services. These extra features are provided in a handset that is even smaller than the Iridium 9555, weighing 8.7 ounces and offering up to 4.0 hours of talk time. In December 2011, we introduced an emergency response service provided by GEOS Travel Safety Group, or GEOS, that is included with the purchase of the phone and airtime usage. The two-way emergency SOS button initiates a phone call and an emergency message via SMS to GEOS, which then coordinates with local emergency responders.

We expect these handsets to maintain our competitive position as premium offerings in the market due to their capabilities, mobility, reliability and global coverage. In addition to these phones, we manufacture the Iridium 9505A handset, which is qualified for sale to U.S. government customers, and in January 2012 we introduced a variant of the Iridium 9555 handset that is qualified for sale to U.S. government customers. We expect to introduce a variant of the Iridium Extreme handset that is qualified for sale to U.S. government customers in mid-2012.

Wi-Fi Accessories

In October 2011, we announced the commercial availability of our new suite of Iridium AxcessPoint products and services, including the Iridium AxcessPoint Wi-Fi hotspot accessory, the free Iridium AxcessPoint Mail & Web optimization software and the Iridium AxcessPoint Connect downloadable application.

Iridium AxcessPoint. Iridium AxcessPoint is a portable and lightweight Wi-Fi hotspot accessory that connects smartphones or laptops to the Iridium network using an Iridium Extreme or Iridium 9555 satellite phone.

Iridium AxcessPoint Mail & Web. Iridium AxcessPoint Mail & Web software optimizes e-mail and Internet services on Apple iOS devices and Windows and Mac laptops when those devices are connected over the Iridium network using Iridium AxcessPoint. The software provides efficient use of time on the Iridium network by automatically setting up a data call and using data compression to improve the effective speed of a connection.

Iridium AxcessPoint Connect. Iridium AxcessPoint Connect is a downloadable application that turns any Windows laptop into a global Wi-Fi hotspot when connected to an Iridium Extreme or Iridium 9555 satellite phone. Iridium AxcessPoint Connect enables Wi-Fi-compatible devices to synchronize and respond to e-mail, or use the Internet, over the Iridium network.

We believe the Iridium AxcessPoint suite of products will increase the use of our services by enabling end-users to connect the consumer devices they already own more easily over the Iridium network.

Voice and Data Modems

We also offer a combined voice transceiver and data modem, which our distributors integrate into a variety of communications solutions that are deployed in different applications around the world. Our principal offering in this space is the Iridium 9522B L-Band transceiver, which is the transceiver core of our Iridium 9555 satellite handset. In the near future, we expect to introduce the Iridium Core 9523 L-Band transceiver, which is the smaller form factor transceiver core of our Iridium Extreme satellite handset. The Iridium Core 9523 will complement the Iridium 9522B by providing a small voice and data module that can be integrated with other components to create a modem tailored for typical VAM applications as well as specific applications, such as a dual-mode terrestrial radio and satellite phone or M2M applications that require more data functionality. Our principal customers for our L-Band transceivers are VAMs, who integrate them into specialized devices that access our network.

Broadband Data Devices

Our Iridium Pilot terminal provides up to three independent voice lines and an Ethernet data port configurable for data speeds from 9.6 to 128 kbps over our Iridium OpenPort service. All voice and data capabilities can be used at the same time. Our principal customers for Iridium Pilot are service providers who integrate the device with their own hardware and software products to provide a suite of customer-focused voice and IP-based data packages for ship business, crew calling and e-mail. We believe the low cost of our Iridium Pilot terminal, combined with our high bandwidth and flexible configuration options, will allow us to grow our share of the existing maritime market while opening up new market sectors, such as luxury yachts, tug boats and other fishing and cruising vessels for which traditional marine satellite systems have typically been too costly.

Machine-to-Machine Data Devices

Our principal M2M device is the Iridium 9602 full-duplex short-burst data transceiver. The Iridium 9602 is a small data device with two-way transmission, capable of sending packet data to and from any point in the world with low latency. The principal customers for our Iridium 9602 data modems are VARs and VAMs, who embed the Iridium 9602 into their tracking, sensor, and data applications and systems, such as asset tracking systems. The Iridium 9602 is often combined with a GPS receiver to provide location information to customer applications. In addition, an increasing number of VARs and VAMs are including a terrestrial global system for mobile communication (GSM) packet radio service modem as part of their Iridium applications to provide low cost cellular data transmission when available. These types of multiband applications are adopted by end-users who require the ability to regularly transfer data but operate in areas with inconsistent cellular coverage. We provide gap-filler coverage for such applications allowing such users to operate anywhere on the globe. We continue to invest in research and development to develop smaller, lighter products in this market.

Device Development and Manufacturing

Currently, we contract with Cambridge Consulting Ltd. and certain other suppliers to develop all of our devices, and with Celestica Corporation a contract manufacturer, to manufacture most of our devices in facilities in Malaysia and the United States. Pursuant to our contract with Celestica, we may be required to purchase excess materials from Celestica at cost plus a contractual markup if the materials are not used in production within the periods specified in the agreement. Celestica will then generally repurchase such materials from us at the same price paid by us, as required for the production of the devices. Our agreement with Celestica is automatically renewable for additional one year terms unless terminated by either party. We generally provide our distributors with a warranty on subscriber equipment for one to five years from the date of activation, depending on the product. We also utilize other suppliers, some of which are sole source, to manufacture certain component parts of our devices.

In addition to our principal products, we also offer a selection of accessories for our devices, including extended-life batteries, holsters, earbuds, portable auxiliary antennas, antenna adaptors, USB data cables and charging units, among others. We purchase these products from several third-party suppliers either pursuant to contractual agreements or off the shelf at market prices.

Our Spectrum

We hold licenses to use 8.725 MHz of continuous spectrum in the L-Band, which operates at 1.6 GHz, and allows for two-way communication between our devices and our satellites. In addition, for feeder and inter-satellite links, we are authorized to use 600 MHz of Ka-Band and K-Band spectrum. Of this spectrum, we use 200 MHz of K-Band spectrum for satellite-to-satellite communications, and 400 MHz of Ka-Band spectrum for two-way communication between our satellites and our gateways. Our spectrum position is globally coordinated and recorded by the International Telecommunication Union, or ITU. Our products and services are offered in over 100 countries, and we and our distributors continue to seek authorizations in additional countries. Access to this spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because each product and service can be deployed and sold worldwide.

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

Filings to the ITU for our current constellation have been made on our behalf by the United States. We have coordinated frequencies in the mobile satellite services spectrum at L-band (1.6 GHz) for communication between our satellites and end-user devices, frequencies in the Ka-Band (19.4 GHz to 19.6 GHz and 29.1 to 29.3 GHz) for communications between the gateways and our satellites, as well as frequencies in the K-Band (23 GHz) for our inter-satellite links.

The ITU controls the assignment of country codes used for placing telephone calls between different countries. Our network is assigned the 8816 and 8817 country codes and uses these numbers for calling and communications between terminals.

Domestic and Foreign Revenue

We supply services and products to customers in a number of foreign countries. We allocate revenue geographically based on where we invoice our distributors, whom we bill for mobile satellite services and related equipment sales, and not according to the location of the end-user. These distributors sell services directly or indirectly to end-users, who may be located elsewhere. It is not possible for us to provide the geographical distribution of revenue from end-users, as we do not contract directly with them. Substantially all of our revenue is invoiced in U.S. dollars. U.S. revenue accounted for approximately 46% of our revenue for 2011. The table below sets forth the percentage of our revenue by country for the periods indicated:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
United States	46%	48%	48%
Canada	13%	14%	15%
United Kingdom	13%	12%	10%
Other Countries (1)	28%	26%	27%

(1)	No other single country represented more than 10% of our revenue for any of the periods indicated.

For more information about our revenue from sales to foreign and domestic customers, see Note 12 to our consolidated financial statements and Note 11 to Iridium Holdings’ financial statements contained herein.

Traffic Originating Outside the United States

A significant portion of our voice and data traffic originates outside the United States. The table below estimates the percentage of our commercial voice and data traffic originating outside the United States, excluding Iridium OpenPort traffic, for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Commercial voice traffic (minutes)	90%	90%	90%
Commercial data traffic (kilobytes)	70%	67%	69%

Our Network

Current Constellation

Our satellite network includes 66 in-orbit LEO satellites, in addition to six in-orbit spares. We also maintain a non-service in-orbit spare which we use for testing purposes. The satellites operate in six orbital planes of eleven vehicles each in nearly circular polar orbits. Our operational satellites orbit at an altitude of approximately 483 miles (778 kilometers) above the earth and travel at approximately 16,689 mph resulting in a complete orbit of the earth approximately every 100 minutes. The design of our constellation ensures that generally at least one satellite is visible to subscribers from any point on the earth’s surface, covering all of the world’s population. While our constellation offers true global coverage, most satellite services are not available in locations where a satellite signal cannot be transmitted or received or when the device or antenna does not have a direct line of sight to a satellite, such as inside a building.

Our constellation is unique among commercial constellations in its usage of radio frequency crosslinks between our satellites. These crosslinks enable each satellite to communicate with up to four other satellites in space, two in the same orbital plane and two in adjacent planes. Our traffic is generally routed automatically between satellites, which minimizes the ground infrastructure necessary to support the constellation by allowing the satellite that is then passing over the ground station to transmit all traffic to and from the rest of the satellite constellation to terrestrial-based networks such as the PSTN. This interlinked architecture enables our primary ground station gateway to support most commercial traffic globally.

We believe our interlinked satellite infrastructure provides several advantages over networks that rely on multiple terrestrial gateways like Globalstar’s and ORBCOMM’s networks. We have the only satellite network with true global coverage, and our constellation is less vulnerable to single points of failure, since traffic can be routed around any one satellite problem to complete the communications path. In addition, the small number of ground stations increases the security of our constellation, a factor that makes our network particularly attractive to government institutions and large enterprises. The low orbit of our constellation also allows our network to operate with low latency due to the proximity of our satellites to the earth.

Our constellation provides significant coverage overlap for mitigation of service gaps from individual satellite outages, particularly at higher northern and southern latitudes. Each satellite was designed with a high degree of on-board subsystem robustness, an on-board fault detection system, and isolation and recovery capabilities for safe and quick risk mitigation. Our ability to reconfigure the orbital location of each satellite provides us with operating flexibility and enhances our ability to maintain a commercially acceptable level of service. If a satellite should fail or become unusable, in most cases, we can reposition one of our in-orbit spare satellites to take over its functions. If there is an in-orbit spare located in the orbital plane of the failed satellite, such repositioning can often be accomplished within days with minimal impact on our services. If there is no in-orbit spare located in the relevant orbital plane, redeploying an in-orbit spare into the affected plane will take at least one year. The design of our space and ground control system facilitates the real time intervention and management of the satellite constellation and service upgrades via software enhancements.

Our commercial gateway is located in Tempe, Arizona. This gateway has multiple earth terminals that communicate with our satellites and pass calls seamlessly between gateway earth terminals and satellites as the satellites traverse the gateway, thereby connecting signals from the terminals of end-users to our gateway. Gateways enable dedicated communications links that are not dependent on localized terrestrial telecommunications infrastructure where subscribers are using our services. Gateways also generate and control all user information pertaining to our registered users, such as user identity, geo-location and call detail records. The DoD owns and operates a dedicated gateway for U.S. government users to take advantage of this capability. This gateway provides an interface between voice and data devices and the Defense Information Systems Network and other terrestrial infrastructure, providing DoD users with secure communications capabilities. We have also had discussions to build or reactivate additional gateways in countries, such as Russia and China, that require gateways in their jurisdictions. These gateways would connect the commercial traffic to the constellation coming to and from their territory.

We operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. This facility manages the performance and status of each of our satellites, developing and distributing routing tables for use by the satellites and gateways, directing traffic routing through the network and controlling the formation of coverage areas by the satellites’ main mission antennas. We also operate telemetry, tracking, and control stations, or TTACs, and satellite earth station facilities in Fairbanks, Alaska and Chandler, Arizona in the United States, and in northern Canada and Norway. The Alaska and Norway ground stations also provide supplemental earth terminal capability for the Tempe gateway.

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

We have experienced eight satellite losses since we reintroduced commercial satellite services in 2001 that have resulted in the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network. Seven of these losses were from satellites that failed in orbit and one satellite was lost as a result of a 2009 collision with a non-operational Russian satellite. To date, each time we have lost a satellite we have been able to replace it with an in-orbit spare.

Based on the failures and anomalies we have experienced to date, and considering the potential for future anomalies, we believe our current constellation will provide a commercially acceptable level of service through the transition to Iridium NEXT. We expect to be able to mitigate most satellite failures through the use of the remaining in-orbit spares, the implementation of software solutions, and by landing communications traffic at our ground station in Alaska or Norway and backhauling traffic to the Tempe gateway for processing and termination. Accordingly, we believe our constellation can even be operationally functional with fewer than 66 satellites while experiencing some service degradation.

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

On July 21, 2010, we entered into a long-term operations and maintenance agreement with Boeing, which we refer to as the O&M Agreement, which superseded the prior operations and maintenance agreement previously in place with Boeing. Under the O&M Agreement, Boeing operates and maintains our satellite constellation. The term of the O&M Agreement runs concurrently with the operational life of the current constellation. The amendment and restatement of the prior agreement does not materially change the obligations of Boeing, but provides for annual price reductions and other cost-saving opportunities and converts the fee for Boeing’s operations and maintenance services from a fixed-price fee to a time-and-materials fee with an annual limit on amounts paid.

In addition, on July 21, 2010, we entered into an agreement with Boeing pursuant to which Boeing provides services in support of the development of Iridium NEXT and will operate and maintain Iridium NEXT, which we refer to as the NEXT Support Services Agreement. Boeing provides these services on a time-and-materials fee basis. The term of the NEXT Support Services Agreement runs concurrently with the operational life of the Iridium NEXT constellation. We are entitled to terminate the agreement for convenience and without cause commencing in 2019.

Pursuant to an amended and restated transition services, products and asset agreement, or the TSA, with Motorola, and a separate agreement with Boeing, Motorola, and the U.S. government, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement to cover the de-orbiting of our satellite constellation in the amount of $500.0 million per occurrence, and $1.0 billion in the aggregate. The current policy together with the de-orbiting endorsement covers amounts that we and certain other named parties may become liable to pay for bodily injury or property damage to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting the satellite constellation, although it contains exceptions for third-party damages which may result from the 2009 in-orbit satellite collision. The policy covers us, the U.S. government, Boeing, as operator of our system, Motorola Solutions, Inc., or Motorola Solutions, as successor to Motorola, and other named beneficiaries. The policy has been renewed annually since the expiration of the original policy’s three-year term in 2003. The current policy has a one-year term, which expires December 8, 2012. In addition, Iridium maintains a separate $1.0 billion product liability policy to cover Motorola Solutions’ potential liability as manufacturer of the satellites. We do not maintain in-orbit insurance covering losses from satellite failures or other operational problems affecting our constellation.

Our current FCC satellite constellation license is valid until 2013, and we applied in October 2010 for a license renewal within the time frame specified by the FCC’s rules. Under the FCC’s rules we may continue to operate our satellite constellation beyond 2013 pending FCC action on our timely filed renewal application. Our U.S. gateway earth station licenses expire between 2013 and 2026, and our U.S. government customer’s and commercial subscribers’ earth station licenses will expire in 2021. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration.

Constellation De-Orbiting Obligations

When Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability risk arising from future operation of our current constellation, and provide for the U.S. government’s obligation to indemnify Motorola pursuant to the Indemnification Agreement described below. As a result, the Indemnification Agreement was entered into among Iridium Satellite, Boeing, Motorola and the U.S. government, as subsequently amended in September 2010, giving the U.S. government the right, in its sole discretion, to require us to de-orbit our constellation in the event of (a) Iridium Satellite’s failure to maintain certain insurance and pay certain insurance premiums; (b) Iridium Satellite’s bankruptcy; (c) Iridium Satellite’s sale or the sale of any major asset in our satellite system; (d) Boeing’s replacement as the operator of our satellite system; (e) Iridium Satellite’s failure to provide certain notices as contemplated by the Indemnification Agreement; or (f) at any time after January 1, 2015. Prior to the September 2010 amendment of the Indemnification Agreement, the U.S. government had the right to require us to de-orbit our constellation at any time after June 5, 2009. Pursuant to the September 2010 amendment, the U.S. government may withdraw its agreement to postpone the exercise of its de-orbit right (i) on or after January 1, 2015; (ii) if Iridium Satellite violates any terms of the Indemnification Agreement or fails to comply with any terms of the September 2010 amendment; (iii) if more than four satellites have insufficient fuel to execute a 12-month de-orbit; (iv) if Iridium Satellite fails to comply with the de-boost plans; (v) upon a finding by the FCC, not remedied by Iridium Satellite in the time set forth by the FCC, that Iridium Satellite has failed to comply with the terms of the Iridium Orbital Debris Mitigation Plan filed with the FCC and then in effect; (vi) upon the cancellation, non-renewal or refusal to provide any insurance required by the Indemnification Agreement; and (vii) upon the termination or completion of the current or any successor agreement between Iridium Satellite and the DoD pursuant to which Iridium Satellite provides mobile satellite services to the DoD. The U.S. government also has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares, that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years.

Motorola Solutions, as successor to Motorola, also has the right to require us to de-orbit our constellation pursuant to the TSA and pursuant to the O&M Agreement. Under these agreements, Motorola Solutions may require the de-orbit of our constellation upon the occurrence of any of the following: (a) the bankruptcy of our company, Iridium Holdings, Iridium Constellation LLC or Iridium Satellite; (b) Iridium Satellite’s breach of the TSA; (c) Boeing’s breach of the O&M Agreement or a related agreement between Boeing and Motorola Solutions; (d) an order from the U.S. government requiring the de-orbiting of our satellites; (e) Motorola Solutions’ determination that changes in law or regulation may require it to incur specified costs relating to the operation, maintenance, re-orbiting or de-orbiting of our constellation; or (f) our failure to obtain, on commercially reasonable terms, product liability insurance to cover Motorola Solutions’ position as manufacturer of the satellites, provided the U.S. government has not agreed to cover what would have otherwise been paid by such policy.

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

Iridium NEXT

Our satellites have exceeded their original design lives, and we are currently developing our next-generation satellite constellation, Iridium NEXT, which we expect to commence launching in early 2015. The current constellation is expected to provide a commercially acceptable level of service through the transition to Iridium NEXT. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. We believe our credit facility, described below, together with internally generated cash flow, including potential revenue from hosted payloads, and any proceeds from our outstanding stock purchase warrants will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017.

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space France, or Thales, for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.2 billion, and we expect our payment obligations under the FSD to extend into the third quarter of 2017. As of December 31, 2011, we had made total payments of $454.6 million to Thales.

In March 2010, we entered into an agreement with Space Exploration Technologies Corp., or SpaceX, to secure SpaceX as the primary launch services provider for Iridium NEXT. The SpaceX Agreement has a maximum price of $492.0 million. As of December 31, 2011, we had made total payments of $43.9 million to SpaceX. The SpaceX Falcon 9 launch vehicle is designed to carry at least nine Iridium NEXT satellites to orbit with each launch.

In June 2011, we entered into an agreement with International Space Company Kosmotras, or Kosmotras, as a supplemental launch service provider for Iridium NEXT. The Kosmotras Agreement provides for the purchase of up to six launches and six additional launch options. Each launch can carry two satellites. If we purchase all six launches, we will pay Kosmotras a total of approximately $184.3 million. If we do not purchase any launches by March 31, 2013, the Kosmotras Agreement will terminate, and our payments to Kosmotras, including in respect of pre-launch development work, non-recurring milestone payments already completed at that time and termination fees, would be approximately $15.1 million. As of December 31, 2011, we had made aggregate payments of $11.2 million to Kosmotras.

COFACE Credit Facility

On October 4, 2010, we entered into the Credit Facility with a syndicate of bank lenders. Ninety-five percent of our obligations under the Credit Facility are insured by Compagnie Française d’Assurance pour le Commerce Extérieur, or COFACE, the French export credit agency. The Credit Facility consists of two tranches, with draws and repayments applied pro rata in respect of each tranche:

•	Tranche A – $1,537,500,000 at a fixed rate of 4.96%; and

•	Tranche B – $262,500,000 at a floating rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.95%.

In connection with each draw we make under the Credit Facility, we also borrow an amount equal to 6.49% of such draw to cover the premium for the COFACE policy. We also pay a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. Funds drawn under the Credit Facility are used for (i) 85% of the costs under the FSD for the construction of Iridium NEXT satellites, (ii) the premium for the COFACE policy and (iii) the payment of a portion of interest during a part of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, interest will be paid on the same date as the principal repayments. Prior to the repayment period, interest payments are due on a semi-annual basis in April and October of each year. The Credit Facility will mature seven years after the start of the repayment period.

Our obligations under the Credit Facility are guaranteed by us and our subsidiaries that are obligors under the Credit Facility and are secured on a senior basis by a lien on substantially all of our assets and those of certain of our subsidiaries.

We may not prepay any borrowings prior to December 31, 2015. If, on that date, a specified number of Iridium NEXT satellites have been successfully launched and we have adequate time and resources to complete the Iridium NEXT constellation on schedule, we may prepay the borrowings without penalty. In addition, following the completion of the Iridium NEXT constellation, we may prepay the borrowings without penalty. Any amounts repaid may not be reborrowed. We must repay the loans in full upon (i) a delisting of our common stock, (ii) a change in control of our company or our ceasing to own 100% of any of the other obligors or (iii) the sale of all or substantially all of our assets. We must apply all or a portion of specified capital raising proceeds, insurance proceeds and condemnation proceeds to the prepayment of the loans. The Credit Facility includes customary representations, events of default, covenants and conditions precedent to drawing of funds. The financial covenants include:

•	a minimum cash requirement;

•	a minimum debt to equity ratio level;

•	maximum capital expenditure levels;

•	minimum consolidated operational earnings before interest, taxes, depreciation and amortization levels;

•	minimum cash flow requirements from customers who have hosted payloads on our satellites;

•	minimum debt service reserve cash levels;

•	a minimum debt service coverage ratio level; and

•	maximum leverage levels.

The covenants also place limitations on the ability of us and our subsidiaries to carry out mergers and acquisitions; dispose of assets; grant security interests; declare, make or pay dividends; enter into certain transactions with affiliates; fund payments under the FSD from our own resources; incur debt; or make loans, guarantees or indemnities.

Through March 1, 2012, our total borrowings under the Credit Facility were $429.1 million.

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

United Kingdom-based Inmarsat has been a provider of communications services, including voice and data services, since 1982. Inmarsat owns and operates a fleet of GEO satellites. Unlike LEO satellites, GEO satellites orbit the earth at approximately 22,300 miles above the equator. GEO operators require substantially larger and more expensive antennas, and typically have higher transmission delays than LEO operators. Due to its GEO system, Inmarsat’s coverage area extends and covers most bodies of water except for a majority of the polar regions. Accordingly, Inmarsat is the leading provider of satellite communications services to the maritime sector. Inmarsat also offers land-based and aviation communications services.

U.S.-based Globalstar owns and operates a fleet of LEO satellites. Globalstar began commercial services in 2000. Globalstar’s service is available only on a multi-regional basis as a result of its “bent pipe” architecture, which requires that voice and data transmissions be routed from satellites immediately to nearby ground stations. This design requires the use of multiple ground stations, which are impractical in extreme latitudes or over oceans. Unlike Inmarsat and us, Globalstar sells a higher percentage of its products and services directly to end-users. Globalstar has indicated that satellite failures and other problems affecting its constellation are currently limiting its ability to provide two-way services. Globalstar is in the process of building and launching its second-generation satellite constellation, with launches expected to continue through 2012. It has currently arranged to replace only 24 of the original 48 satellites during this time.

U.S.-based ORBCOMM also provides commercial services using a fleet of LEO satellites. Like Globalstar, ORBCOMM’s network also has a bent pipe architecture, which limits its coverage area. ORBCOMM’s principal focus is low-cost data and M2M services, where it directly competes with our M2M offerings. Because a ground station may not be within view of a satellite, ORBCOMM’s services may have a significant amount of latency, which may limit their use in certain mission critical applications. It does not offer voice service or high-speed data services. ORBCOMM is similarly developing its second-generation satellite constellation. ORBCOMM suffered the loss of all six of its most recently launched satellites and has scheduled a new launch campaign to begin in mid-2012.

We also compete with regional mobile satellite communications services in several geographic markets. In these cases, the majority of our competitors’ customers require regional, not global, mobile voice and data services, so our competitors present a viable alternative to our services. All of these competitors operate or plan to operate GEO satellites. Our regional mobile satellite services competitors currently include Thuraya Telecommunications Co., or Thuraya, principally in Europe, the Middle East, Africa, Australia and several countries in Asia, TerreStar Corporation, and LightSquared (formerly SkyTerra Communications, Inc.) in North America. DISH Network Corp. purchased TerreStar out of bankruptcy in mid-2011 and is awaiting a ruling from the FCC to transfer TerreStar’s satellite and spectrum assets. Plans for future TerreStar mobile satellite service offerings are unclear at this time. LightSquared has announced plans to provide a nationwide wireless network integrated with satellite coverage, combining existing mobile satellite services with a terrestrial wireless network that uses the same radio spectrum as the satellites. LightSquared launched a satellite in November 2010 but has been unable to obtain FCC approval to commence commercial operations because of potential interference with existing GPS services. It is unclear when or if LightSquared will be able to commence commercial operations.

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

We could also face potential competition for our land-based services in the United States from ancillary terrestrial component, or ATC, service providers. In February 2003, the FCC adopted rules that permit satellite service providers to establish ATC networks. ATC authorization enables the integration of a satellite-based service with terrestrial wireless services, resulting in a hybrid mobile satellite services/ATC network designed to provide advanced services and broad coverage throughout the United States. The ATC ground network, using the same frequencies, would extend satellite services to urban areas and inside buildings where satellite services currently are impractical. Outside the United States, other countries have implemented or are considering implementing regulations to facilitate ATC-like services.

Research and Development

Our research and development efforts have focused on the development, design and testing of new products and services, such as Iridium Pilot, introduced in February 2012, our Iridium Extreme handset and Iridium AccessPoint mobile Wi-Fi hotspot device, introduced in 2011, and the planning and development of the Iridium NEXT constellation and ground infrastructure. We also develop product and service enhancements and new applications for our existing products and services. Our research and development expenses were $18.7 million and $19.2 million for the years ended December 31, 2011, and 2010, respectively, and $23.4 million for the year ended December 31, 2009 on a combined basis with Iridium Holdings.

Employees

As of December 31, 2011, we had 197 full-time employees, none of whom is subject to any collective bargaining agreement. We consider our employee relations to be good.

Intellectual Property

At December 31, 2011, we held eight U.S. patents and one foreign patent. These patents cover several aspects of our satellite system, our global network and our devices.

In addition to our owned intellectual property, we also license critical system technology from Motorola Solutions, including software and systems to operate and maintain our network as well as technical information for the design and manufacture of our devices. This intellectual property is essential to our ability to continue to operate our constellation and sell our handsets. We also have licensed technology from Motorola Solutions relating to the development of Iridium NEXT and related ground infrastructure, products and services. We maintain our licenses with Motorola Solutions pursuant to several agreements. One or more of these agreements can be terminated by Motorola Solutions upon: (i) the commencement by or against us of any bankruptcy proceeding or other specified liquidation proceedings; or (ii) the material failure of us to perform or comply with any provision of certain of the agreements between us and Motorola Solutions. If Motorola Solutions were to terminate any such agreement, it may be difficult or, under certain circumstances, impossible to obtain such technology from alternative vendors. Motorola Solutions has assigned a portion of the patents that are covered by some of these licenses to a third party.

We license additional system technology from other third parties and expect to do so in the future both in connection with our current network, products and services and with the development of Iridium NEXT and related ground infrastructure, products and services. If any such third party were to terminate its agreement with us or cease to support and service this technology, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain such services from alternative vendors. Any substitute technology may also have lower quality or performance standards, which would adversely affect the quality of our products and services. For more information, see “Risk Factors – We are dependent on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing products and services.”

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.iridium.com and on the website of the Securities and Exchange Commission, or SEC, at www.sec.gov. A request for any of these reports may also be submitted to us by writing: Investor Relations, Iridium Communications Inc., 1750 Tysons Boulevard, Suite 1400, McLean, VA 22102, or by calling our Investor Relations line at 703-287-7570.

ITEM 1A.	Risk Factors

Our business plan depends on increased demand for mobile satellite services and demand for hosted payloads, among other factors.

Our business plan is predicated on growth in demand for mobile satellite services and the demand for hosted payloads on our next-generation satellite constellation, Iridium NEXT. Demand for mobile satellite services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods, and demand for hosted payloads may not materialize or may be priced lower than our expectations. A lack of demand could impair our ability to sell products and services, develop and successfully market new products and services and could exert downward pressure on prices. Any decline in prices would decrease our revenue and profitability and negatively affect our ability to generate cash for investments and other working capital needs. Further, although we do not expect to begin launching our satellites until early 2015, we need to arrange for hosted payloads well in advance of launch in order to include them in the construction of the satellites. Accordingly, we have a limited time in which to identify hosted payload customers and negotiate and execute agreements with them. If we are unable to do so, our ability to execute our business plan will be negatively affected.

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

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 will be approximately $3 billion. While we expect to fund these costs with borrowings under our $1.8 billion loan facility, or the Credit Facility, together with internally generated cash flows, including potential revenues from hosted payloads and the proceeds from our outstanding stock purchase warrants, it is possible that these sources will not be sufficient to fully fund Iridium NEXT. For example, we have a limited time in which to identify hosted payload customers and negotiate and execute agreements with them, and our inability to do so would jeopardize our ability to generate our expected cash flows. If we fail to generate our expected cash flows from hosted payloads, warrants or other sources, we might need to finance the remaining cost by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT. Such additional financing may not be available on favorable terms, or at all.

Our ability to make ongoing draws under the Credit Facility will depend upon our satisfaction of various borrowing conditions from time to time, some of which will be outside of our control. In addition, there can be no assurance that our internally generated cash flows will meet our current expectations, that our in-the-money warrants will remain in the money, or, even if they do remain in the money, that they will be exercised, or that we will not encounter increased costs. Among other factors leading to the uncertainty over our internally generated cash flows, demand for hosted payloads may not materialize or may be priced lower than our expectations. If available funds from the Credit Facility, internally generated cash flows and the proceeds from our warrants are less than we expect, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, develop new products and services, and pursue additional growth opportunities will be impaired, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service. We expect to experience overall liquidity levels lower than our recent liquidity levels. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities and make borrowings under the Credit Facility, delay the ultimate deployment of Iridium NEXT, and otherwise impair our business and financial position.

If we fail to satisfy the ongoing borrowing conditions of the Credit Facility, we may be unable to fund Iridium NEXT.

We plan to use borrowings under the Credit Facility to partially fund the construction of our Iridium NEXT satellites, including borrowing to capitalize interest otherwise due under the Credit Facility. Our ability to continue to draw funds under the Credit Facility over time will depend on the satisfaction of borrowing conditions, including:

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

Some of these borrowing conditions may be outside of our control or otherwise difficult to satisfy. If we do not continue to satisfy the borrowing conditions under the Credit Facility and cannot obtain a waiver from the lenders, we would need to find other sources of financing. We would have to seek the permission of the lenders under the Credit Facility in order to obtain many alternative sources of financing, and there can be no assurance that we would have access to other sources of financing on acceptable terms, or at all.

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

The Credit Facility restricts the manner in which we may operate our business, which may prevent us from successfully implementing our business plan.

The Credit Facility contains restrictions on the operation of our business, including limits on our ability to:

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

We are currently developing Iridium NEXT, which we expect to commence launching in early 2015. While we expect our current constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will do so. If we are unable, for any reason, including as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve or maintain orbital placement, failure of the satellites to perform as expected, interference between any hosted payload and our network, or delays in receiving regulatory approvals, to effectively deploy Iridium NEXT before our current constellation ceases to provide a commercially acceptable level of service, or if we experience backward compatibility problems with our new constellation once deployed, we will likely lose customers and business opportunities to our competitors, resulting in a material decline in revenue and profitability and the inability to service debt.

Iridium NEXT may not be completed on time, and the costs associated with it may be greater than expected.

We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 will be approximately $3 billion, although our actual costs could substantially exceed this estimate. We may not complete Iridium NEXT and related ground infrastructure on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. Development of Iridium NEXT may suffer from additional delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	lower than anticipated internally generated cash flows, including from hosted payload customers;

•	the failure to maintain our ability to make draws under the Credit Facility, including by reason of our failure to satisfy any ongoing financial or other condition to making draws;

•	the failure of the holders of our stock purchase warrants to exercise the warrants;

•	operating and other requirements imposed by the lenders under the Credit Facility;

•	engineering or manufacturing performance falling below expected levels of output or efficiency;

•	interference between any hosted payload and our network;

•	complex integration of our ground segment with the Iridium NEXT satellites and the transition from our current constellation;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	non-performance by third-party contractors, including the prime system contractor;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of a new or unproven launch vehicle or the failure of the launch services provider to sustain its business;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	increases in the costs of materials;

•	changes in project scope;

•	additional requirements imposed by changes in laws; or

•	severe weather or catastrophic events such as fires, earthquakes, storms or explosions.

In addition, there can be no assurance the ground infrastructure needed to complete Iridium NEXT will be completed on-time, on budget or at all. If the design, manufacture and deployment of Iridium NEXT costs more or takes longer than we anticipate, our ability to continue to develop Iridium NEXT and related ground infrastructure could be compromised.

Loss of any Iridium NEXT satellite during launch could delay or impair our ability to offer our services, and launch insurance, to the extent available, will not fully cover this risk.

The launch of our Iridium NEXT satellites will be subject to the inherent risk of launch failures, which could result in the loss or destruction of one or more satellites. We have entered into a Contract for Launch Services, or the SpaceX Agreement, with Space Exploration Technologies Corp., or SpaceX, pursuant to which SpaceX will provide launch services to us in connection with our deployment of Iridium NEXT. The SpaceX Agreement contemplates eight launches of nine satellites each on SpaceX’s Falcon 9 launch vehicle over a two-year period. SpaceX has a limited operating history and limited financial resources, and the Falcon 9 has a limited launch history, which could expose us to delay, greater risk of launch failure or the need to utilize an alternate launch services provider, which could substantially increase our launch costs. We have also entered into a Contract for Launch Services, or the Kosmotras Agreement, with International Space Company Kosmotras, or Kosmotras, pursuant to which Kosmotras will provide supplemental or alternative launch services for Iridium NEXT. The use of Kosmotras instead of SpaceX would increase our launch costs, and the Kosmotras Agreement only provides for the launch of up to 24 satellites, which is not enough to launch the whole Iridium NEXT constellation. In addition, we are required under the terms of the Credit Facility to insure a portion of the launch of our Iridium NEXT satellites, and we expect to self-insure the remaining portion. Launch insurance currently costs approximately 6% to 15% of the insured value of the satellites launched, including launch costs, but may vary depending on market conditions and the safety record of the launch vehicle. In addition, we expect any launch insurance policies that we obtain to include specified exclusions, deductibles and material change limitations. Typically, these insurance policies contain exclusions customary in the industry for damage arising from acts of war, lasers and other similar potential risks. If launch insurance rates were to rise substantially, our future launch costs could increase. It is also possible that insurance could become unavailable or prohibitively expensive, either generally or for a specific launch vehicle, or that new insurance could be subject to broader exclusions on coverage or limitations on losses, in which event we would bear the risk of launch failures. Even if a lost satellite is fully insured, acquiring a replacement satellite may be difficult and time consuming and could delay the deployment of Iridium NEXT. Furthermore, launch insurance does not cover lost revenue.

Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.

Since we introduced commercial services in 2001, we have experienced eight satellite losses, most recently in August of 2011. Seven of our satellites have failed in orbit, which has resulted in either the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, and one satellite was lost as a result of a collision with a non-operational Russian satellite. Also, our satellites have already exceeded their original design lives. While actual useful life typically exceeds original design life, the useful lives of our satellites may be shorter than we expect, and additional satellites may fail or collide with space debris or other satellites in the future. Although to date we have had an in-orbit spare available to replace each lost satellite, we can provide no assurance that our in-orbit spare satellites will be sufficient to replace all future lost satellites, that we will be able to replace them in a timely manner, or that the spare satellite will provide the same level of performance as the lost satellite. As a result, while we expect our current constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will be able to do so.

In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. As our constellation has aged, some of our satellites have experienced individual component failures affecting their coverage or transmission capacity and other satellites may experience such failures in the future, which could adversely affect the reliability of their service or result in total failure of the satellite. As a result, fewer than 66 of our current in-orbit satellites are fully functioning at any time. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge in our statement of operations reflecting the remaining net book value of that satellite, which could significantly depress our net income for the period in which the failure occurs.

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

Our agreements with U.S. government customers, particularly the DoD, which represent a significant portion of our revenue, are subject to change or termination.

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 23% of our revenue for the year ended December 31, 2011. We provide the majority of our services to the U.S. government pursuant to two contracts, both of which were entered into in April 2008, that provide for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. Although the U.S. government has notified us of its intention to exercise the fourth additional one-year term for both contracts, which will extend the term through March 2013, the U.S. government may terminate these agreements, in whole or in part, at any time. If the U.S. government terminates its agreements with us or fails to renew such agreements, we would lose a significant portion of our revenue.

Our relationship with the U.S. government is subject to the overall U.S. government budget and appropriation decisions and processes. U.S. government budget decisions, including with respect to defense spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geopolitical events and macroeconomic conditions, and are beyond our control. Significant changes to U.S. defense spending, including as a result of the resolution of the conflicts in Afghanistan and Iraq, or continued reductions in U.S. personnel in those countries, could reduce demand for our services and products by the U.S. government.

We are dependent on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing products and services.

We license critical system technology, including software and systems, to operate and maintain our network as well as technical information for the design, manufacture and sale of our devices. This intellectual property is essential to our ability to continue to operate our constellation and sell our services, handsets and data devices. In addition, we are dependent on third parties to develop enhancements to our current products and services even in circumstances where we own the intellectual property. If any third-party owner of such intellectual property were to terminate any license agreement or cease to support and service this technology or perform development on our behalf, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain such services from alternative vendors. Any substitute technology may also be costly to develop and integrate, and have lower quality or performance standards, which would adversely affect the quality of our products and services. In connection with the design, manufacture and operation of Iridium NEXT and related ground infrastructure and the development of new products and services to be offered on Iridium NEXT, we may be required to obtain additional intellectual property rights from third parties. We can offer no assurance that we will be able to obtain such intellectual property rights on commercially reasonable terms or at all. If we are unable to obtain such intellectual property rights or are unable to obtain such rights on commercially reasonable terms, we may not complete Iridium NEXT and related ground infrastructure on budget or at all or may not be able to develop new products and services to be offered on Iridium NEXT.

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

As we and our distributors expand our offerings to include more consumer-oriented devices, we are more likely to be subject to product liability claims or recalls, which could adversely affect our business and financial performance.

Through our network of distributors, we offer several products and services aimed at individual consumers, and we and our distributors continue to introduce more such products and services. These products and services, such as satellite handsets, personal locator devices and location-based services, may be used in isolated and dangerous locations, including emergency response situations, and users who suffer property damage, personal injury or death while using the product or service may seek to assert claims against us. We seek to limit our exposure to such claims through appropriate disclosures, indemnification provisions and disclaimers, but these steps may not be effective. We also maintain product liability insurance, but this insurance may not cover any particular claim, or the amount of insurance may be inadequate to cover the claims brought against us. Product liability insurance could become more expensive and difficult to maintain and might not be available on acceptable terms or at all. In addition, it is possible that our products would become the subject of a mandatory product recall as a result of a product defect, or that we might voluntarily conduct a recall. We do not maintain recall insurance, so any recall could have a significant effect on our financial results. In addition to the direct expenses of product liability claims and recalls, a claim or recall might cause us adverse publicity, which could harm our reputation and compromise our ability to sell our products in the future.

The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights.

We transmit, and in some cases store, end-user data, including personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations.

In addition, if end users allege that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, we could have liability to them. Any failure on our part to protect end user’s privacy and data could result in a loss of user confidence, hurt our reputation and ultimately result in the loss of users.

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

As our product portfolio expands, our failure to manage growth effectively could impede our ability to execute our business plan, and we may experience increased costs or disruption in our operations.

We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to operate as a public company and managing the growth of our business. As our product portfolio continues to expand, the responsibilities of our management team and other company resources also grow. Consequently, we may further strain our management and other company resources with the increased complexities and administrative burdens associated with a larger, more complex product portfolio. Our failure to meet these challenges as a result of insufficient management or other resources could significantly impede our ability to execute our business plan. To properly manage our growth, we may need to hire and retain personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Failure to effectively manage the expansion of our product portfolio in a cost-effective manner could result in declines in product and service quality and customer satisfaction, increased costs or disruption of our operations.

If we experience operational disruptions with respect to our commercial gateway or operations center, we may not be able to provide service to our customers.

Our commercial satellite network traffic is supported by a primary ground station gateway in Tempe, Arizona. In addition, we operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. Currently, we do not have a back-up facility for our gateway, and we would not be able to implement our backup to the Virginia operations center in real time if that facility experienced a catastrophic failure. Both facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events and would be difficult to replace or repair and could require substantial lead-time to do so. Material changes in the operation of these facilities may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateway and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failure, delays in deliveries or regulatory issues. Any such failure would impede our ability to provide service to our customers.

We may be unable to obtain and maintain contractually required liability insurance, and the insurance we obtain may not cover all liabilities to which we may become subject.

Pursuant to the TSA and pursuant to the Indemnification Agreement, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy together with the de-orbiting endorsement covers amounts that we and other named parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting our satellite constellation. The current policy has a one-year term, which expires December 8, 2012 and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. Our failure to renew our current in-orbit liability insurance policy or obtain a replacement policy would trigger de-orbit rights held by the U.S. government and Boeing, which, if exercised, would eliminate our ability to provide mobile satellite communications services. See “ – The U.S. government, Motorola Solutions and Boeing may unilaterally require us to de-orbit our current constellation upon the occurrence of specified events” below for more information. In addition, even if we continue to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

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

In addition to our in-orbit liability insurance policy, we are required under the Indemnification Agreement to purchase product liability insurance to cover potential liability of Motorola Solutions, as the manufacturer of the satellites in our current constellation. We may not in the future be able to renew this product liability coverage on reasonable terms and conditions, or at all. Any failure by us to maintain this insurance could increase our exposure to third-party damages that may be caused by any of our satellites. If we are unable to obtain such insurance on commercially reasonable terms and the U.S. government has not agreed to cover the amounts that would have otherwise been paid by such insurance, Motorola Solutions could invoke its de-orbit rights which, if exercised, would eliminate our ability to provide mobile satellite communications services. See “ – The U.S. government, Motorola Solutions and Boeing may unilaterally require us to de-orbit our current constellation upon the occurrence of specified events” below for more information.

We do not maintain in-orbit insurance covering our losses from satellite failures or other operational problems affecting our constellation.

We do not maintain in-orbit insurance covering losses that might arise as a result of a satellite failure or other operational problems affecting our constellation. The terms of the Credit Facility, however, will require us to obtain and maintain such insurance for the Iridium NEXT satellites for a period of 12 months after launch. We may not be able to obtain such insurance on acceptable terms, or at all. If we are not able to obtain in-orbit insurance, we may be unable to obtain a waiver, which would trigger an event of default and would likely accelerate repayment of all outstanding borrowings. Even if we obtain in-orbit insurance in the future, the coverage may not be sufficient to compensate us for satellite failures and other operational problems affecting our satellites, as it may either contain large deductible amounts or provide reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of our satellites or the occurrence of equipment failures and other related problems could constitute an uninsured loss and could harm our financial condition.

We may be negatively affected by current global economic conditions.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as individual consumers, businesses and governments may postpone spending in response to tighter credit, negative financial news, declines in income or asset values or budgetary constraints. Reduced demand would cause a decline in our revenue and make it more difficult for us to operate profitably, potentially compromising our ability to pursue our business plan. While we expect the number of our subscribers and revenue to continue to grow, we expect the future growth rate will be slower than our historical growth and may not continue in every quarter of every year. We expect our future growth rate will be affected by the current economic slowdown, increased competition, maturation of the satellite communications industry and the difficulty in sustaining high growth rates as we increase in size. Any substantial appreciation of the U.S. dollar may also negatively affect our growth by increasing the cost of our products and services in foreign countries.

We could lose market share and revenue as a result of increasing competition from companies in the wireless communications industry, including cellular and other satellite operators, and from the extension of land-based communications services.

We face intense competition in all of our markets, which could result in a loss of customers and lower revenue and make it more difficult for us to enter new markets. We compete primarily on the basis of coverage, quality, portability and pricing of services and products.

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

Some of the hardware and software we use in operating our gateway was designed and manufactured over ten years ago, and portions are becoming more difficult and expensive to service, upgrade or replace.

Some of the hardware and software we use in operating our gateway was designed and manufactured over ten years ago, and portions are becoming obsolete. As they continue to age, they may become less reliable and will be more difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts, it nonetheless may be difficult or impossible to obtain all necessary replacement parts for the hardware. Our business plan contemplates updating or replacing some of the hardware and software in our network, but the age of our existing hardware and software may present us with technical and operational challenges that complicate or otherwise make it infeasible to carry out our planned upgrades and replacements, and the expenditure of resources, both from a monetary and human capital perspective, may exceed our estimates. If we are not able to suitably upgrade and replace our equipment, obsolescence of the technologies that we use could hurt our ability to provide our services and therefore to generate revenue.

Rapid and significant technological changes in the satellite communications industry may impair our competitive position and require us to make significant additional capital expenditures.

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new technologies and new satellite systems. New technology could render our system obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than our current constellation or Iridium NEXT, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new products and services on Iridium NEXT, which are not included in our current cost estimates. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure on our part to implement new technology within our system may compromise our ability to compete.

Use by our competitors of L-band spectrum for terrestrial services could interfere with our services.

In February 2003, the FCC adopted rules that permit satellite service providers to establish ATC networks. In July 2010, the FCC initiated a notice of inquiry to consider revising these rules. ATC frequencies are designated in previously satellite-only bands. The implementation of ATC services by satellite service providers in the United States or other countries may result in increased competition for the right to use L-band spectrum in the 1.6 GHz band, which we use to provide our services, and such competition may make it difficult for us to obtain or retain the spectrum resources we require for our existing and future services. In addition, the FCC’s decision to permit ATC services was based on assumptions relating to the level of interference that the provision of ATC services would likely cause to other satellite service providers that use the L-band spectrum. If the FCC’s assumptions prove inaccurate, or the level of ATC services provided exceeds those estimated by the FCC, ATC services could interfere with our satellites and devices, which may adversely affect our services. Outside the United States, other countries have implemented or are considering implementing regulations to facilitate ATC-like services.

Our networks and those of our third-party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our ability to compete for business and protect our customers and our reputation. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could harm our reputation, cause demand for our products and services to fall and compromise our ability to pursue our business plans. Recently, there have been reported a number of significant, wide-spread security breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States in countries such as China. In addition, there are reportedly private products available in the market today which attempt to unlawfully intercept communications made on our network. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts, in general, do not contain provisions which would protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network availability, which could harm our business.

We are dependent on third parties to market and sell our products and services.

We rely on third-party distributors to market and sell our products and services to end-users and to determine the prices end-users pay. We also depend on our distributors to develop innovative and improved solutions and applications integrating our product and service offerings. As a result of these arrangements, we are dependent on the performance of our distributors to generate substantially all of our revenue. Our distributors operate independently of us, and we have limited control over their operations, which exposes us to significant risks. Distributors may not commit the necessary resources to market and sell our products and services and may also market and sell competitive products and services. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which may limit their ability to market or sell our products and services. If our distributors develop faulty or poorly performing products using our technology or services, we may be subject to claims, and our reputation may be harmed. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, or at all, we may be unable to increase or maintain our revenue in these markets or enter new markets, we may not realize our expected growth, and our brand image and reputation could be hurt.

In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers or for other reasons. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc. We cannot provide assurance that Inmarsat will dedicate the same level of effort to distributing our products and services as did Stratos or even that they will continue to do so at all. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give such distributors. Our two largest distributors, Astrium and Inmarsat, represented 11% and 10%, respectively, of our revenue for the year ended December 31, 2011, and our ten largest distributors represented, in the aggregate, 47% of our revenue for the year ended December 31, 2011. The loss of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications.

We rely on a limited number of key vendors for supply of equipment and services.

Celestica Corporation is the manufacturer of most of our current devices, including our mobile handsets and L-Band transceivers. Celestica may choose to terminate its business relationship with us when its current contractual obligations are completed on January 1, 2013, or at such earlier time as contemplated by our current agreement with Celestica. If Celestica terminates this relationship, we may not be able to find a replacement supplier in a timely manner, at an acceptable price, or at all. We are highly dependent on Celestica’s performance as our sole supplier of these devices. We also utilize sole source suppliers for certain component parts of our devices.

These manufacturers and suppliers may become capacity constrained as a result of a surge in demand, a natural disaster or other event, resulting in a shortage or interruption in supplies or an inability to meet increased demand. Although we might be able to replace Celestica or other sole source suppliers, there could be a substantial period of time in which our products would not be available; any new relationship may involve higher costs and delays in development and delivery, and we might encounter technical challenges in successfully replicating the manufacturing processes. If our manufacturers or suppliers terminate their relationships with us, fail to provide equipment or services to us on a timely basis or fail to meet our performance expectations, we might be unable to provide products or services to our customers in a competitive manner, which could in turn negatively affect our financial results and our reputation.

In addition, we depend on Boeing to provide operations and maintenance services with respect to our satellite network, including engineering, systems analysis, integration and testing of new equipment and operations and maintenance services, from our technical support center in Chandler, Arizona and our satellite network operations center in Leesburg, Virginia. Boeing provides these services pursuant to the amended and restated operations and maintenance agreement, or the O&M Agreement, by and between our indirect wholly owned subsidiary Iridium Constellation LLC and Boeing, the term of which is concurrent with the expected operating life of our current constellation. Technological competence is critical to our business and depends, to a significant degree, on the work of technically skilled personnel, such as our Boeing contractors. If Boeing’s performance falls below expected levels or if Boeing has difficulties retaining the personnel servicing our network, the operations of our satellite network could be compromised. In addition, if Boeing terminates its agreement with us, we may not be able to find a replacement provider on favorable terms or at all, which could impair the operations and performance of our network. Replacing Boeing as the operator of our satellite system could also trigger de-orbit rights held by the U.S. government, which, if exercised, would eliminate our ability to offer satellite communications services altogether.

We have been and may in the future become subject to claims that our products violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

We operate in an industry that is susceptible to significant intellectual property litigation. As a result, we or our products may become subject to intellectual property infringement claims or litigation. The defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:

•	subject us to significant liabilities to third parties, including treble damages;

•	require disputed rights to be licensed from a third party for royalties that may be substantial;

•	require us to cease using technology that is important to our business; or

•	prohibit us from selling some or all of our products or offering some or all of our services.

Conducting and expanding our operations outside the United States creates numerous risks; these risks may harm our operations and our ability to expand our geographic operations.

We have significant operations outside the United States. According to our estimates, commercial data traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 70% of total commercial data traffic for the year ended December 31, 2011, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 90% of total commercial voice traffic for the year ended December 31, 2011. We cannot provide the precise geographical distribution of revenue from end-users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end-users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in Russia, China, and other countries.

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

Government organizations, foreign military and intelligence agencies, natural disaster aid associations and event-driven response agencies use our commercial voice and data satellite communications services. Accordingly, we may experience reductions in usage due to changing global circumstances, including as a result of the resolution of the conflicts in Afghanistan and Iraq, or continued reductions in U.S. and foreign personnel in those countries.

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

Our ability to provide service in certain regions is limited by local regulations as some countries, including Russia and China, have specific regulatory requirements such as local domestic ownership requirements or requirements for physical gateways within their jurisdiction to connect traffic coming to and from their territory. While we have had discussions with parties in these countries to satisfy these regulatory requirements, we may not be able to find an acceptable local partner or reach an agreement to develop additional gateways, or the cost of developing and deploying such gateways may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential users who require service in these areas. Also, other countries where we already provide service may impose similar requirements, which could restrict our ability to continue to provide service in such countries. The inability to offer to sell our products and services in all major international markets could impair our international growth. In addition, the construction of such gateways in foreign countries may trigger and require us to comply with various U.S. regulatory requirements which may be in tension with or contravene the laws or regulations of the local jurisdiction. Such tensions could limit, delay or otherwise interfere with our ability to construct gateways or other infrastructure or network solutions around the world.

The U.S. government, Motorola Solutions and Boeing may unilaterally require us to de-orbit our current constellation upon the occurrence of specified events.

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

Motorola Solutions, as successor to Motorola, also has the right to require us to de-orbit our constellation pursuant to the TSA and pursuant to the O&M Agreement. Under these agreements, Motorola Solutions may require the de-orbit of our constellation upon the occurrence of any of the following: (a) the bankruptcy of our company, Iridium Holdings, Iridium Constellation or Iridium Satellite; (b) Iridium Satellite’s breach of the TSA; (c) Boeing’s breach of the O&M Agreement or a related agreement between Boeing and Motorola Solutions; (d) an order from the U.S. government requiring the de-orbiting of our satellites; (e) Motorola Solutions’ determination that changes in law or regulation may require it to incur specified costs relating to the operation, maintenance, re-orbiting or de-orbiting of our constellation; or (f) our failure to obtain, on commercially reasonable terms, product liability insurance to cover Motorola Solutions’ position as manufacturer of the satellites, provided the U.S. government has not agreed to cover what would have otherwise been paid by such policy.

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

We cannot guarantee that the U.S. government, Motorola Solutions or Boeing will not unilaterally exercise their de-orbiting rights upon the occurrence of any of the above events. If we were required to de-orbit our constellation, we would be unable to continue to provide mobile satellite communications services.

Wireless devices’ radio frequency emissions are the subject of regulation and litigation concerning their environmental effects, which includes alleged health and safety risks. As a result, we may be subject to new regulations, demand for our services may decrease, and we could face liability based on alleged health risks.

There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones that have transmitting antennas. Lawsuits have been filed against participants in the wireless industry alleging various adverse health consequences, including cancer, as a result of wireless phone usage. Other claims allege consumer harm from alleged failures to disclose certain information about radio frequency emissions, or aspects of the regulatory regime governing those emissions. Although we have not been party to any such lawsuits, we may be exposed to such litigation in the future. While we comply with applicable standards for radio frequency emissions and power and do not believe that there is valid scientific evidence that use of our phones poses a health risk, courts or governmental agencies could find otherwise. Any such finding could reduce our revenue and profitability and expose us and other wireless providers to litigation, which, even if frivolous or unsuccessful, could be costly to defend.

If consumers’ health concerns over radio frequency emissions increase, they may be discouraged from using wireless handsets. Further, government authorities might increase regulation of wireless handsets as a result of these health concerns. Any actual or perceived risk from radio frequency emissions could reduce the number of our subscribers and demand for our products and services.

Our business is subject to extensive government regulation, which mandates how we may operate our business and may increase our cost of providing services and slow our expansion into new markets.

Our ownership and operation of a satellite communications system and the sale of products that operate on that system are subject to significant regulation in the United States by the FCC and in foreign jurisdictions by similar local authorities. The rules and regulations of the FCC or these foreign authorities may change, and such authorities may adopt regulations that limit or restrict our operations as presently conducted or as we plan to conduct such operations. Such authorities may also make changes in the licenses of our competitors that affect our spectrum. Such changes may significantly affect our business. Further, because regulations in each country are different, we may not be aware if some of our distribution partners and/or persons with which we or they do business do not hold the requisite licenses and approvals. Failure to provide services in accordance with the terms of our licenses or failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses. Failure or delay in obtaining the approvals required to operate in other countries would limit or delay our ability to expand our operations into those countries. Failure to obtain homologation certifications or other industry standard certifications for our products could compromise our ability to generate revenue and conduct our business in other countries. Any imposition of sanctions, loss of license or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in the United States or foreign jurisdictions could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.

In addition, one of our subsidiaries, Iridium Carrier Services LLC, holds a common carrier radio license and is thus subject to regulation as a common carrier, including limitations and prior approval requirements with respect to direct or indirect foreign ownership. A change in the manner in which we provide service or a failure to comply with common carrier regulations or pay required fees can result in sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or the renewal of existing authorizations.

Security and emergency services regulations in the U.S. and other countries may affect our ability to operate our system and to expand into new markets.

Our operations are subject to regulations of the U.S. State Department’s Office of Defense Trade Controls relating to the export of satellites and related technical data, the U.S. Treasury Department’s Office of Foreign Assets Control relating to transactions involving entities sanctioned by the United States, and the U.S. Commerce Department’s Bureau of Industry and Security relating to our handsets. We are also required to provide U.S. and some foreign government law enforcement and security agencies with call interception services, and related government assistance, in respect of which we face legal obligations and restrictions in various jurisdictions. Given our global operations and unique network architecture, these requirements and restrictions are not always easy to harmonize. In addition, some countries require providers of telecommunications services to connect specified emergency numbers to local emergency services. We have discussed and continue to discuss with authorities in various countries the procedures used to satisfy our obligations, and have had to, and may in the future need to, obtain amendments or waivers to licenses or obligations in various countries. Countries are not obligated to grant requested amendments or waivers, and there can be no assurance that relevant authorities will not suspend or revoke our licenses or take other legal actions to attempt to enforce the requirements of their respective jurisdictions.

These U.S. and foreign obligations and regulations may limit or delay our ability to offer products and services in a particular country. As new laws and regulations are issued, we may be required to modify our business plans or operations. In addition, changing and conflicting national and local regulatory requirements may cause us to be in compliance with local requirements in one country, while not being in compliance with the laws and regulations of another. If we fail to comply with regulations in the United States or any other country, we could be subject to sanctions that could make it difficult or impossible for us to operate in the United States or such other country.

If the FCC revokes, modifies or fails to renew or amend our licenses our ability to operate will be harmed or eliminated.

We hold FCC licenses, specifically a license for our current satellite constellation, licenses for our U.S. gateway and other ground facilities and blanket earth station licenses for U.S. government customers and commercial subscribers, that are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. The FCC licenses are also subject to modification by the FCC. Our satellite constellation, U.S. gateway earth station and the U.S. government customer and commercial subscribers’ earth station licenses expire between 2013 and 2026. There can be no assurance that the FCC will renew the FCC licenses we hold. If the FCC revokes, modifies or fails to renew or amend the FCC licenses we hold, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.

Pursuing strategic transactions may cause us to incur additional risks.

We may pursue acquisitions, joint ventures or other strategic transactions, from time to time. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These risks may include adverse legal, organizational and financial consequences, loss of key customers and distributors and diversion of management’s time.

In addition, any major business combination or similar strategic transaction would require approval under the Credit Facility and may require significant external financing. Depending on market conditions, investor perceptions of our company and other factors, we might not be able to obtain approvals under the Credit Facility or financing on acceptable terms, in acceptable amounts or at appropriate times to implement any such transaction. Any such financing, if obtained, may further dilute existing stockholders.

Spectrum values historically have been volatile, which could cause our value to fluctuate.

Our business plan is evolving, and it may in the future include forming strategic partnerships to maximize value for our spectrum, network assets and combined service offerings in the United States and internationally. Values that we may be able to realize from such partnerships will depend in part on the value ascribed to our spectrum. Valuations of spectrum in other frequency bands historically have been volatile, and we cannot predict at what amount a future partner may be willing to value our spectrum and other assets. In addition, to the extent that the FCC takes action that makes additional spectrum available or promotes the more flexible use or greater availability of existing satellite or terrestrial spectrum allocations, for example by means of spectrum leasing or new spectrum sales, the availability of such additional spectrum could reduce the value of our spectrum authorizations and the value of our business.

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

The market price of our common stock may be volatile.

The trading price of our common stock may be subject to substantial fluctuations. Factors affecting the trading price of our common stock may include:

•	failure in the performance of our current or future satellites or a delay in the launch of Iridium NEXT;

•	failure to sign hosted payload customers for our Iridium NEXT satellites;

•	failure to comply with the terms of the Credit Facility;

•	failure to maintain our ability to make draws under the Credit Facility;

•	actual or anticipated variations in our operating results, including termination or expiration of one or more of our key contracts, or a change in sales levels under one or more of our key contracts;

•	significant stockholders exercising their registration rights and selling a large number of shares of our common stock;

•	dilutive effect of outstanding warrants and stock options;

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

We do not currently pay cash dividends on our common stock and, because we currently intend to retain all cash we generate to fund the growth of our business and the Credit Facility restricts the payment of dividends, we do not expect to pay dividends on our common stock in the foreseeable future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own or lease the facilities described in the following table:

Location	Country	Approximate Square Feet	Facilities	Owned/Leased
McLean, Virginia	USA	21,600	Corporate Headquarters	Leased

Chandler, Arizona	USA	68,000	Technical Support Center, Distribution Center and Warehouse	Leased

Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned

Tempe, Arizona	USA	31,000	Gateway Earth Station	Owned Building on Leased Land

Tempe, Arizona	USA	25,000	Operations and Finance Office Space	Leased

Bethesda, Maryland	USA	13,400	Former Corporate Headquarters	Leased

Fairbanks, Alaska	USA	4,000	Satellite Earth Station Facility	Owned

Svalbard	Norway	1,800	Satellite Earth Station Facility	Owned Building on Leased Land

Yellowknife, Northwest Territories	Canada	1,800	Telemetry, Tracking and Control Station	Owned Building on Leased Land

Iqaluit, Nunavut	Canada	1,800	Telemetry, Tracking and Control Station	Owned Building on Leased Land

Item 3.	Legal Proceedings

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the NASDAQ Global Select Market under the symbol “IRDM.” From September 24, 2009 to December 31, 2011, our common stock was listed on the NASDAQ Global Market. Prior to September 24, 2009, our common stock was listed on the NYSE Amex. The following table sets forth, for the quarters indicated, the quarterly high and low sales prices of our common stock as reported on the NASDAQ Global Market.

	Common Stock
	High	Low
Quarter Ended March 31, 2010	$8.89	$6.27
Quarter Ended June 30, 2010	10.35	6.50
Quarter Ended September 30, 2010	11.13	8.28
Quarter Ended December 31, 2010	9.92	8.05
Quarter Ended March 31, 2011	10.04	7.65
Quarter Ended June 30, 2011	8.99	7.67
Quarter Ended September 30, 2011	9.00	6.14
Quarter Ended December 31, 2011	7.93	5.50

On March 1, 2012, the closing price of our common stock was $7.56. As of March 1, 2012, there were 71 holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date. We are currently restricted from declaring, making or paying dividends pursuant to our $1.8 billion loan facility (See Note 5 in “Financial Statements and Supplementary Data”), and we do not anticipate that our Board of Directors will declare any dividends in the foreseeable future.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from March 20, 2008, the date that our common stock first became separately tradable, through December 31, 2011 with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	3/20/08	12/31/08	12/31/09	12/31/10	12/31/11
Iridium Communications Inc.	$100.00	$99.12	$88.44	$90.86	$84.91
S&P 500 Index	$100.00	$67.94	$83.87	$94.59	$94.59
Dow Jones Industrial Average Index	$100.00	$71.00	$84.36	$93.66	$98.84
NASDAQ Telecommunications Index	$100.00	$65.18	$96.62	$100.41	$87.74

Item 6.	Selected Financial Data

Iridium Communications Inc.

The following selected historical financial data for the years ended December 31, 2011, 2010, 2009, and 2008 was derived from Iridium Communications Inc.’s audited financial statements. The selected financial data below should be read in conjunction with Iridium Communications Inc.’s financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data is historical data for Iridium Communications Inc. and is not necessarily indicative of future results of operations.

	$(230,656)	$(230,656)	$(230,656)	$(230,656)
	For the Year Ended December 31,
Statement of Operations Data (a)	2011	2010	2009	2008
	(In thousands, except per share amounts)
Revenue:
Services	$262,322	$236,351	$53,014	$—
Subscriber equipment	94,709	90,184	17,293	—
Engineering and support services	27,276	21,638	5,682	—

Total revenue	$384,307	$348,173	$75,989	$—
Total operating expenses	$307,306	$310,813	$89,164	$2,592
Operating income (loss)	$77,001	$37,360	$(13,175)	$(2,592)
Net income (loss)	$39,681	$22,691	$(44,386)	$1,656
Weighted average shares outstanding - basic	72,164	70,289	53,964	43,268
Weighted average shares outstanding - diluted	73,559	72,956	53,964	43,268
Net income (loss) per share - basic	$0.55	$0.32	$(0.82)	$0.04
Net income (loss) per share - diluted	$0.54	$0.31	$(0.82)	$0.04

	As of December 31,
Balance Sheet Data	2011	2010	2009	2008
	(In thousands)
Total current assets	$227,242	$208,729	$220,937	$143
Total assets	1,374,186	1,047,449	826,396	403,150
Total long-term liabilities	577,029	259,089	109,991	—
Common stock, subject to possible conversion (12,000 shares at conversion value at December 31, 2008)	—	—	—	119,988
Total stockholders’ equity	701,267	655,519	627,474	270,263

	For the Year Ended December 31,
Other Data	2011	2010	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$183,461	$151,438	$23,168	$2,086
Investing activities	$(359,337)	$(242,086)	$354,537	$(401,838)
Financing activities	$192,310	$63,402	$(230,656)	$399,697

(a)	The years ended December 31, 2011 and 2010 reflect the results of a full year of operations, while the year ended December 31, 2009 reflects the results of post-Acquisition activities for the three months ended December 31, 2009. The year ended December 31, 2009 included a $34.1 million change in the fair value of warrants due to our determination that the exchange agreements entered into with the holders of 26.8 million warrants were derivative instruments. We conducted no material operating activities for the periods prior to the Acquisition in September 2009.

Iridium Holdings LLC – Predecessor Company

The following statement of operations data and cash flow data for the period from January 1, 2009 to September 29, 2009 and the year ended December 31, 2008 were derived from Iridium Holdings’ audited financial statements included elsewhere in this Form 10-K. The balance sheet data for the years ended December 31, 2008, and 2007, and statement of operations data and cash flow data for the year ended December 31, 2007 was derived from Iridium Holdings’ audited financial statements that are not included in this Form 10-K. The selected financial data below should be read in conjunction with Iridium Holdings’ financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data is historical data for Iridium Holdings and is not necessarily indicative of future results of operations.

Statement of Operations Data (a)	For the Period from January 1 2009 to September 29, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	(In thousands, except per unit amounts)
Revenue:
Services	$160,221	$184,865	$149,179
Subscriber equipment	66,206	119,938	101,879
Engineering and support services	16,524	16,141	9,843

Total revenue	$242,951	$320,944	$260,901
Operating income (expense):
Cost of services (exclusive of depreciation and amortization)	58,978	69,882	63,614
Cost of subscriber equipment sales	33,265	67,570	62,439
Selling, general and administrative	44,505	55,105	46,350
Research and development	17,432	32,774	13,944
Depreciation and amortization	10,850	12,535	11,380
Transaction costs	12,478	7,959	—

Total operating expenses	$177,508	$245,825	$197,727
Operating income	$65,443	$75,119	$63,174
Net income	$53,284	$53,879	$43,773
Net income attributable to Class A Units	$36,143	$36,456	$30,826
Weighted average Class A Units outstanding - basic	1,084	1,084	1,084
Weighted average Class A Units outstanding - diluted	1,168	1,098	1,084
Earnings per unit - basic	$33.34	$33.63	$28.44
Earnings per unit - diluted	$31.75	$33.40	$28.44

	As of December 31,
Balance Sheet Data	2008	2007
	(In thousands)
Total current assets	$101,355	$80,342
Total assets	$190,569	$167,581
Total long-term obligations (b)	$155,845	$178,324
Total members’ deficit	$(62,230)	$(78,447)

Other Data	For the Period from January 1 2009 to September 29, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	(In thousands)
Cash provided by (used in):
Operating activities	$64,230	$61,438	$36,560
Investing activities	$(7,698)	$(13,913)	$(19,787)
Financing activities	$(23,327)	$(44,820)	$(26,526)

(a)	Iridium Holdings did not have a full year of operations in 2009 since the Acquisition closed on September 29, 2009.
(b)	Long-term obligations are presented net of an unamortized discount associated with a commitment fee to Motorola, Inc. in connection with the transition services, products and asset agreement, or the TSA. The balance of the unamortized discount was $1.3 million at December 31, 2008 and $1.8 million at December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion along with our consolidated financial statements and the consolidated financial statements of Iridium Holdings LLC (our predecessor entity) included in this Form 10-K.

Background

We were initially formed in 2007 as GHL Acquisition Corp., a special purpose acquisition company. We acquired all the outstanding equity in Iridium Holdings LLC, or Iridium Holdings, in a transaction accounted for as a business combination on September 29, 2009. We refer to this transaction as the Acquisition. We refer to Iridium Holdings, together with its direct and indirect subsidiaries, as Iridium. In accounting for the Acquisition, GHL Acquisition Corp. was deemed the legal and accounting acquirer and Iridium the legal and accounting acquiree. On September 29, 2009, we changed our name to Iridium Communications Inc.

Overview of Our Business

We are engaged primarily in providing mobile voice and data communications services using a constellation of orbiting satellites. We are the second largest provider of satellite-based mobile voice and data communications services based on revenue, and the only commercial provider of communications services offering true global coverage. Our satellite network provides communications services to regions of the world where existing wireless or wireline networks do not exist or are impaired, including extremely remote or rural land areas, airways, open-ocean, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers using our constellation of in-orbit satellites and related ground infrastructure. We utilize an interlinked, mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 75 service providers, 174 value-added resellers, or VARs, and 56 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At December 31, 2011, we had approximately 523,000 billable subscribers worldwide, an increase of 96,000 or 22% from approximately 427,000 billable subscribers at December 31, 2010. We have a diverse customer base, including end-users in the following vertical markets: land-based handset; maritime; aviation; machine-to-machine, or M2M; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from services. Voice and M2M data service revenue have historically generated higher gross margins than subscriber equipment revenue.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, along with the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. We believe our credit facility, described below, together with internally generated cash flow, including potential cash flows from hosted payloads and the proceeds from our outstanding stock purchase warrants, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017. For more information about our sources of funding, see “Liquidity and Capital Resources.”

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space France, or Thales, for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.2 billion, and we expect our payment obligations under the FSD to extend into the third quarter of 2017. As of December 31, 2011, we had made total payments of $454.6 million to Thales, which were classified within property and equipment, net, in the accompanying consolidated balance sheet.

In March 2010, we entered into an agreement with Space Exploration Technologies Corp., or SpaceX, to secure SpaceX as the primary launch services provider for Iridium NEXT, which we refer to as the SpaceX Agreement. The SpaceX Agreement, as amended, has a maximum price of $492.0 million for eight launches, each of which can carry nine satellites. As of December 31, 2011, we had made total payments of $43.9 million to SpaceX, which were classified within property and equipment, net, in the accompanying consolidated balance sheet as of December 31, 2011.

In June 2011, we entered into an agreement with International Space Company Kosmotras, or Kosmotras, as a supplemental launch services provider for Iridium NEXT. The agreement provides for the purchase of up to six launches and six additional launch options. Each launch can carry two satellites. If we purchase all six launches, we will pay Kosmotras a total of approximately $184.3 million. If we do not purchase any launches by March 31, 2013, the agreement will terminate, and our payments to Kosmotras, including in respect of pre-launch development work, non-recurring milestone payments already completed at that time and termination fees, would be approximately $15.1 million. As of December 31, 2011, we had made aggregate payments of $11.2 million to Kosmotras which were capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheet.

Credit Facility

On October 4, 2010, we entered into a $1.8 billion loan facility, or the Credit Facility, with a syndicate of bank lenders. Ninety-five percent of our obligations under the Credit Facility are insured by Compagnie Française d’Assurance pour le Commerce Extérieur, or COFACE. The Credit Facility consists of two tranches, with draws and repayments applied pro rata in respect of each tranche:

•	Tranche A – $1,537,500,000 at a fixed rate of 4.96%; and

•	Tranche B – $262,500,000 at a floating rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.95%.

In connection with each draw made under the Credit Facility, we borrow an additional amount equal to 6.49% of such draw to cover the premium for the COFACE insurance. We also pay a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. Funds drawn under the Credit Facility will be used for (i) 85% of the costs under the FSD for the design and manufacture of Iridium NEXT, (ii) the premium for the COFACE insurance and (iii) the payment of a portion of interest during a portion of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, interest will be paid on the same date as the principal repayments. Prior to the repayment period, interest payments are due on a semi-annual basis in April and October. Interest expense incurred during the year ended December 31, 2011 was $11.9 million. All interest costs incurred related to the Credit Facility are capitalized during the construction period of the assets; accordingly we capitalized $11.9 million related to interest incurred in 2011. We pay interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $11.9 million in interest incurred during the year ended December 31, 2011 consisted of $3.6 million payable in cash, of which $2.7 million was paid during the year and $0.9 million was accrued at year end, and $8.3 million payable by deemed loans, of which $6.3 million was paid during the year and $2.0 million was accrued at year end. The Credit Facility will mature seven years after the start of the principal repayment period. In addition, we are required to maintain minimum cash reserve levels for debt service, which are classified as restricted cash on the accompanying consolidated balance sheet. Minimum debt service reserve levels are estimated as follows (in millions):

At December 31,	Amount
2012	$54
2013	81
2014	108
2015	135
2016	162
2017	189

The required minimum debt service reserve level at December 31, 2011 was $27.0 million. Obligations under the Credit Facility are guaranteed by us and our subsidiaries that are obligors under the Credit Facility. Our obligations are secured on a senior basis by a lien on substantially all of our assets and those of the other obligors.

We may not prepay any borrowings prior to December 31, 2015. If, on that date, a specified number of Iridium NEXT satellites have been successfully launched and we have adequate time and resources to complete the Iridium NEXT constellation on schedule, we may prepay the borrowings without penalty. In addition, following the completion of the Iridium NEXT constellation, we may prepay the borrowings without penalty. Any amounts repaid may not be reborrowed. We must repay the loans in full upon (i) a delisting of our common stock, (ii) a change in control of our company or our ceasing to own 100% of any of the other obligors or (iii) the sale of all or substantially all of our assets. We must apply all or a portion of specified capital raising proceeds, insurance proceeds and condemnation proceeds to the prepayment of the loans. The Credit Facility includes customary representations, events of default, covenants and conditions precedent to drawing of funds.

The financial covenants include:

•	a minimum cash requirement;

•	a minimum debt to equity ratio level;

•	maximum capital expenditure levels;

•	minimum consolidated operational earnings before interest, taxes, depreciation and amortization levels;

•	minimum cash flow requirements from customers who have hosted payloads on our satellites;

•	minimum debt service reserve levels;

•	a minimum debt service coverage ratio level; and

•	maximum leverage levels.

The covenants also place limitations on our ability and that of our subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into transactions with affiliates, fund payments under the FSD from our own resources, incur debt, or make loans, guarantees or indemnities. We were in compliance with all covenants as of December 31, 2011.

As of December 31, 2011, we had borrowed $417.1 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2011 was approximately $1.4 billion. We recognized the semi-annual commitment fee on the undrawn portion of the Credit Facility of $13.5 million, which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2011.

Settlement of Motorola Litigation

On October 1, 2010, we entered into a settlement agreement with Motorola, Inc., or Motorola, pursuant to which the parties settled the litigation previously filed by Motorola against Iridium Satellite LLC, or Iridium Satellite, and Iridium Holdings in Illinois. On the same date, the parties entered into a series of other agreements. Pursuant to these several agreements, we agreed to pay Motorola an aggregate of $46.0 million to repay debt of $15.4 million otherwise due in 2010, and $14.9 million in consideration of expanded intellectual property licenses, the conversion of existing intellectual property licenses from being royalty-based to prepaid, the transfer to us of ownership of certain intellectual property rights, and $15.7 million for the termination of Motorola’s rights to distributions and payments based on the value of our company upon certain “triggering events” and mutual releases of claims. Of the total $46.0 million, we paid $23.0 million contemporaneously with the execution of the settlement agreement and the remaining $23.0 million was reflected in a promissory note. In December 2010, we paid $0.8 million to Motorola, which was applied against the promissory note principal. In May 2011, we paid $23.6 million to Motorola Solutions, Inc., Motorola’s successor, in full satisfaction of the outstanding balance of its promissory note including accrued interest. Total interest expense under the note payable totaled approximately $1.4 million and was capitalized to construction in progress.

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

As we continue the Iridium business, we face a number of challenges and uncertainties, including:

•

our ability to develop Iridium NEXT and related ground infrastructure, and to develop products and services for Iridium NEXT, including our ability to continue to access the Credit Facility to meet our future capital requirements for the design, build, and launch of the Iridium NEXT satellites;

•

our ability to obtain sufficient internally generated cash flows, including cash flows from hosted payloads and proceeds from our outstanding stock purchase warrants, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network through the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial based cellular phone systems and related pricing pressures;

•	our ability to maintain our relationship with U.S. government customers, particularly the DoD;

•	market acceptance of our products;

•	regulatory requirements, in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•

reliance on single source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•	reliance on a few significant customers for a substantial portion of our revenue, where the loss or decline in business with any of these customers may negatively impact our revenue.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, useful lives of property and equipment, long-lived assets, goodwill and other intangible assets, inventory, income taxes, stock-based compensation, warranty expenses and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments are discussed below. Our accounting policies are more fully described in Note 2 in Item 8 “Financial Statements and Supplementary Data.” Please see the notes to our consolidated financial statements for a full discussion of these significant accounting policies.

Revenue Recognition

For revenue arrangements with multiple elements that include guaranteed minimum orders and where we determine, based on judgment, that the elements qualify as separate units of accounting, we allocate the guaranteed minimum arrangement price among the various contract elements based on each element’s relative selling price. The selling price used for each deliverable is based on vendor specific objective evidence when available, third-party evidence when vendor-specific evidence is not available, or the estimated selling price when neither vendor-specific evidence nor third-party evidence is available. We determine vendor specific objective evidence of selling price by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. We recognize revenue for each element based on the specific characteristics of that element.

We recognize revenue for the sale of prepaid airtime when services are rendered or if the likelihood of the redemption by the customer becomes remote. The likelihood of redemption is based on historical redemption patterns. If future results are not consistent with these historical patterns, and therefore actual usage results are not consistent with our estimates or assumptions, we may be exposed to changes to earned and unearned revenue that could be material.

Revenue associated with certain fixed-price engineering services arrangements is recorded when the services are rendered, typically on a proportional performance method of accounting based on the Company’s estimate of total costs expected to complete the contract, and the related costs are expensed as incurred. We recognize revenue on cost-plus-fee arrangements to the extent of actual costs incurred plus an estimate of the applicable fees earned, where such estimated fees are determined using a proportional performance method calculation. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes to earned and unearned revenue that could be material to our results of operations.

Stock-Based Compensation

We account for stock-based compensation, which consists of stock options and restricted stock units, based on the grant date estimated fair value. In the case of restricted stock units, grant date fair value is equal to the closing price of our common stock on the date of grant. In the case of stock options, grant date fair value is calculated using the Black-Scholes option pricing model. We recognize stock-based compensation on a straight-line basis over the requisite service period. The Black-Scholes option pricing model requires various judgmental assumptions, including expected volatility and expected term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Warranty Expenses

We estimate a provision for product returns under our standard warranty policies when it is probable that a loss has been incurred. A warranty liability is maintained based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes to cost of subscriber equipment sales that could be material to our results of operations.

Income Taxes

We account for income taxes using the asset and liability approach. This approach requires that we recognize deferred tax assets and liabilities based on differences between the financial statement bases and tax bases of our assets and liabilities. Significant judgment is required in the calculation of our tax provision and the resulting tax liabilities as well as the realizability of our deferred tax assets that arise from temporary differences between the tax and financial statement recognition. As part of our financial reporting process, we must assess the likelihood that our deferred tax assets can be recovered. A valuation allowance is established to reduce deferred tax assets to the amounts we expect to realize in the future. We also recognize tax assets related to uncertain tax positions only when we estimate that it is “more likely than not” that the position will be sustainable based on its technical merits. If actual results are not consistent with our estimates and assumptions, this may result in material changes to our income tax provision (benefit).

Recoverability of Long-Lived Assets

We assess the recoverability of long-lived assets when indicators of impairment exist. We assess the possibility of impairment by comparing the carrying amounts of the assets to the estimated undiscounted future cash flows expected to be generated by those assets. If we determine that an asset is impaired, we estimate the impairment loss by determining the excess of the assets’ carrying amount over its estimated fair value. Estimated fair value is based on market prices, when available, or various other valuation techniques. These techniques often include estimates and assumptions with respect to future cash flows and incremental borrowing rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to our results of operations.

Property and equipment and intangible assets with finite lives are depreciated or amortized over their estimated useful lives. We apply judgment in determining the useful lives based on the various factors such as engineering data, our long-term strategy for using the assets, contractual terms related to the assets, laws or regulations that could impact the useful life of the assets and other economic factors. If actual results are not consistent with our estimates and assumptions, we may be exposed to changes to depreciation and amortization expense that could be material to our results of operations.

Recoverability of Goodwill and Intangible Assets with Indefinite Lives

Goodwill

We assess the recoverability of goodwill on an annual basis or when indicators of impairment exist. Such events or circumstances could include significant changes in the business climate of our industry, operating performance indicators or competition. We operate in a single reporting unit. We assess the possibility of impairment by comparing the carrying amount of the reporting unit to its estimated fair value. We make assumptions and apply judgment in estimating the fair value of the reporting unit generally using a combination of an income and market approach.

If we determine that goodwill is impaired, we estimate the impairment loss by determining the excess of the goodwill’s carrying amount over its estimated fair value. The estimated fair value of the goodwill is determined by recalculating a goodwill amount by reassessing the fair values of the assets and liabilities acquired in the original business combination. Performing the goodwill impairment test requires judgment, including how we define reporting units and determine their fair value. Estimating the fair values of the assets and liabilities acquired requires us to make assumptions and apply judgment based on quoted market prices and various other valuation techniques, including the discounted cash flows method and other market multiple analyses. The various valuation techniques require significant assumptions about future cash flows, revenue growth, capital expenditures, working capital fluctuations, asset life and general market conditions. The discount rate applied to our forecasts of future cash flows is based on our estimated weighted average cost of capital. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to our results of operations.

Intangible Assets Not Subject to Amortization

A portion of our intangible assets are our spectrum licenses and trade names which are indefinite-lived intangible assets. We reevaluate the indefinite life determination for these assets periodically to determine whether events and circumstances continue to support an indefinite life.

We assess the recoverability of indefinite-lived assets on an annual basis or when indicators of impairment exist. We assess the possibility of impairment by comparing the carrying amount of the asset to its estimated fair value. If the estimated fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized. We make assumptions and apply judgment in estimating the fair value based on quoted market prices and various other valuation techniques, including replacement costs, discounted cash flows methods and other market multiple analyses. The various valuation techniques require significant assumptions about future cash flows, replacement cost, revenue growth, capital expenditures, working capital fluctuations, asset life, and incremental borrowing rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to our results of operations.

Internally Developed Software

We capitalize the costs of acquiring, developing and testing software to meet our internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when the preliminary project stage is complete and it is probable that the project will be completed and used to perform the function intended. Capitalized costs include (i) external direct cost of materials and services consumed in developing or obtaining internal-use software, and (ii) payroll and payroll-related costs for employees who are directly associated with, and devote time to, the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from three to seven years. Judgments and estimates are required in the calculation of capitalized development costs. We evaluate and estimate when the preliminary project stage is completed and at the point when the project is substantially complete and ready for use, which are based on engineering data.

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred on our balance sheet and then are amortized as additional interest expense using an effective interest method over the term of the related debt. The effective interest rate calculation requires us to make assumptions and estimates in determining estimated periodic interest expense. The calculation includes assumptions and estimates with respect to future borrowing dates and amounts, repayment dates and amounts, and periodic LIBOR. If actual borrowing amounts and dates, repayment amounts and dates, and LIBOR rates are not consistent with our estimates or assumptions, we may be exposed to changes that could be material to our property and equipment, net balance (since we are capitalizing interest expense as part of the cost of Iridium NEXT), deferred financing costs balance, depreciation expense, interest expense, income from operations and net income.

Comparison of Our Results of Operations for the Year Ended December 31, 2011 and the Year Ended December 31, 2010

	Year Ended December 31,
		% of Total		% of Total	Change
($ in thousands)	2011	Revenue	2010	Revenue	Dollars	Percent
Revenue:
Services	$262,322	68%	$236,351	68%	$25,971	11%
Subscriber equipment	94,709	25%	90,184	26%	4,525	5%
Engineering and support services	27,276	7%	21,638	6%	5,638	26%

Total revenue	384,307	100%	348,173	100%	36,134	10%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	71,181	19%	72,579	21%	(1,398)	(2%)
Cost of subscriber equipment	54,113	14%	61,661	18%	(7,548)	(12%)
Research and development	18,684	5%	19,178	5%	(494)	(3%)
Selling, general and administrative	65,682	17%	66,728	19%	(1,046)	(2%)
Depreciation and amortization	97,646	25%	90,667	26%	6,979	8%

Total operating expenses	307,306	80%	310,813	89%	(3,507)	(1%)

Operating income	77,001	20%	37,360	11%	39,641	106%
Other income (expense):
Interest income, net	1,200	0%	637	0%	563	88%
Undrawn credit facility fees	(13,524)	(3%)	(2,368)	(1%)	(11,156)	471%
Other expense	(96)	0%	(17)	0%	(79)	465%

Total other expense	(12,420)	(3%)	(1,748)	(1%)	(10,672)	611%

Income before income taxes	64,581	17%	35,612	10%	28,969	81%
Provision for income taxes	(24,900)	(7%)	(12,921)	(3%)	(11,979)	93%

Net income	$39,681	10%	$22,691	7%	$16,990	75%

Revenue

Total revenue increased by 10% for the year ended December 31, 2011, compared to the prior year, principally due to growth in billable subscribers, which drove growth in both commercial and government services revenue as well as increased sales of subscriber equipment. Billable subscribers at December 31, 2011 were approximately 523,000, an increase of 22% from December 31, 2010.

Service Revenue

	Service Revenue
	(Revenue in millions and subscribers in thousands)
	Year Ended December 31, 2011			Year Ended December 31, 2010			Change
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice	$167.5	306.5	$48	$155.6	272.1	$51	$11.9	34.4	$(3)
Commercial M2M data	30.5	167.7	18	21.8	111.3	20	8.7	56.4	(2)

Total	198.0	474.2		177.4	383.4		20.6	90.8
Government voice	62.0	37.1	141	57.5	36.2	146	4.5	0.9	(5)
Government M2M data	2.3	11.3	21	1.5	7.3	21	0.8	4.0	—

Total	64.3	48.4		59.0	43.5		5.3	4.9

Total	$262.3	522.6		$236.4	426.9		$25.9	95.7

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue was $262.3 million for the year ended December 31, 2011, an increase of 11% from the prior year, primarily due to growth in billable subscribers in commercial and government services.

The increase in commercial voice revenue was principally due to billable subscriber growth, including growth related to Iridium OpenPort, our broadband data maritime service, and an increase in usage of pre-paid minutes, partially offset by a decrease in ARPU. Commercial voice ARPU decreased by $3 over the comparative period due to a decline in average minutes of use per postpaid subscriber, partially offset by growth in the higher ARPU Iridium OpenPort service. In 2012, we expect continued growth in commercial voice subscribers and revenue. Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. Commercial M2M data ARPU decreased by $2 over the comparative period due to the growth in subscribers using plans that generate lower revenue per unit. We anticipate an increase in M2M data revenues and a decrease in M2M data ARPU in 2012 as we expect to continue to experience further growth in our subscriber base with many subscribers utilizing lower ARPU plans.

The increase in government voice revenue was principally due to billable subscriber growth, including growth related to Netted Iridium, a service that provides beyond-line-of-sight, push-to-talk capability for user-defined groups. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Government voice ARPU decreased by $5 over the comparative period due to a higher proportion of billable subscribers on the lower priced Netted Iridium plan. Government M2M data ARPU was flat year over year. Future growth in government voice and M2M data billable subscribers and revenue may be negatively affected by reductions in U.S. defense spending and deployed troop levels, and a corresponding decrease in subscribers under our agreements with the U.S. government, which account for a majority of our government services revenue and are subject to annual renewals.

Subscriber Equipment Revenue

Subscriber equipment revenue increased to $94.7 million for the year ended December 31, 2011, an increase of 5% from the prior year. The increase in subscriber equipment revenue was primarily due to increased volume in M2M data device and handset sales. These increases were partially offset by decreases in handset unit prices and the lower selling price of the Iridium 9602 full-duplex short-burst data transceiver, introduced in May 2010, which is less expensive than its predecessor, the Iridium 9601. Future subscriber equipment sales to the U.S. government, including sales through non-government distributors, may be negatively affected by reductions in U.S. defense spending and deployed troop levels.

Engineering and Support Service Revenue

	Engineering and Support Service Revenue
	(In millions)
	Year Ended December 31, 2011	Year Ended December 31, 2010	Change
Government	$25.9	$19.7	$6.2
Commercial	1.4	1.9	(0.5)

Total	$27.3	$21.6	$5.7

Engineering and support service revenue increased by $5.7 million, or 26%, from the prior year primarily due to an increase in the level of effort for a gateway upgrade project for the U.S. government, partially offset by decreases in government sponsored research and development contracts.

Operating Expenses

Total operating expenses decreased by 1% to $307.3 million for the year ended December 31, 2011 from $310.8 million for the prior year. This decrease was due to decreased cost of subscriber equipment, decreased cost of services and decreased selling, general and administrative expenses. The decrease was partially offset by increased depreciation and amortization.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased by 2% to $71.2 million for the year ended December 31, 2011 from $72.6 million for the year ended December 31, 2010 primarily due to the result of a favorable contract renegotiation with The Boeing Company in July 2010 that resulted in lower operations and maintenance expenses for the full 2011 year. These lower expenses were partially offset by costs associated with an increase in the level of effort for a gateway upgrade project for the U.S. government.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, warranty costs and royalties paid for the subscriber equipment intellectual property.

Cost of subscriber equipment sales decreased by 12% to $54.1 million for the year ended December 31, 2011 from $61.7 million for the prior year primarily as a result of the $10.9 million impact of acquisition accounting during 2010 that increased the inventory basis and therefore increased the related cost of subscriber equipment sold during 2010. This decrease was partially offset by costs related to increased subscriber equipment sales.

Research and Development

Research and development expenses decreased by 3% to $18.7 million for the year ended December 31, 2011 from $19.2 million for the prior year primarily as a result of decreased expenses related to Iridium NEXT projects as they transitioned out of the research and development stage, partially offset by an increase in expenses related to new product development projects.

Selling, General and Administrative

Selling, general and administrative expenses include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses decreased by 2% to $65.7 million for the year ended December 31, 2011 from $66.7 million for the prior year primarily due to decreases in professional fees and employee-related costs.

Depreciation and Amortization

Depreciation and amortization expenses increased by 8% to $97.7 million for the year ended December 31, 2011 from $90.7 million for the prior year primarily as a result of increased depreciation expense due to assets placed in service and additional amortization associated with certain intellectual property assets acquired in late 2010. In addition, during 2011, the Company lost communication with one of the satellites within its existing constellation. Accordingly, a $3.0 million impairment charge was recorded within depreciation and amortization expense during the year ended December 31, 2011. The Company had an in-orbit spare satellite located within the same plane that was repositioned to take over the function of the lost satellite.

Other Expense

Interest Income, Net

Interest income, net was $1.2 million for the year ended December 31, 2011 compared to $0.6 million for the prior year. The increase from the prior year was primarily due to a higher average cash balance in 2011 and increased late payment fees charged to customers and recorded as interest income.

Undrawn Credit Facility Fees

The commitment fee on the undrawn portion of the Credit Facility was $13.5 million for the year ended December 31, 2011 compared to $2.4 million for the prior year. We entered into the Credit Facility in October 2010 and, as a result, we incurred expense related to the commitment fee on the undrawn portion for only the fourth quarter of 2010. The Credit Facility was outstanding for only the fourth quarter of 2010 and for the entirety of 2011. The increase in the undrawn commitment fee reflects the full year of the outstanding undrawn balance in 2011. As we continue to draw additional amounts under the Credit Facility, the undrawn portion and related fees will decrease.

Provision for Income Taxes

For the year ended December 31, 2011, our income tax provision was $24.9 million compared to $12.9 million in 2010. The increase was primarily related to an increase in our income before income taxes. Our 2011 annual effective tax rate was approximately 38.55% compared to 36.28% in 2010. The increase in our effective tax rate from 2010 to 2011 was primarily due to the federal and state income tax impact of the domestication of Baralonco N.V. in late 2010.

Comparison of Our Results of Operations for the Year Ended December 31, 2010 and Combined Results of Operations for the Year Ended December 31, 2009

For comparison purposes, we have included the following discussion of our actual operating results for the year ended December 31, 2010, to those of Iridium on a combined basis for the year ended December 31, 2009. The combined presentation is a simple mathematical addition of the pre-Acquisition results of operations of Iridium for the period from January 1, 2009 to September 29, 2009 and our results of operations for the year ended December 31, 2009. There are no other adjustments made in the combined presentation.

	Year Ended December 31,
		% of Total		% of Total	Change
($ in thousands)	2010	Revenue	2009	Revenue	Dollars	Percent
Revenue:
Services	$236,351	68%	$213,235	67%	$23,116	11%
Subscriber equipment	90,184	26%	83,499	26%	6,685	8%
Engineering and support services	21,638	6%	22,206	7%	(568)	(3%)

Total revenue	348,173	100%	318,940	100%	29,233	9%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	72,579	21%	77,943	25%	(5,364)	(7%)
Cost of subscriber equipment	61,661	18%	51,922	16%	9,739	19%
Research and development	19,178	5%	23,406	7%	(4,228)	(18%)
Selling, general and administrative	66,728	19%	61,534	19%	5,194	8%
Depreciation and amortization	90,667	26%	33,226	10%	57,441	173%
Transaction costs	—	0%	18,641	6%	(18,641)	NM

Total operating expenses	310,813	89%	266,672	83%	44,141	17%

Operating income (expense)	37,360	11%	52,268	17%	(14,908)	(29%)
Other income (expense):
Change in fair value of warrants	—	0%	(34,117)	(11%)	34,117	NM
Interest income (expense), net	637	0%	(11,316)	(4%)	11,953	(106%)
Other income (expense)	(2,385)	(1%)	409	0%	(2,794)	(683%)

Total other expense	(1,748)	(1%)	(45,024)	(15%)	43,276	(96%)

Income (loss) before income taxes	35,612	10%	7,244	2%	28,368	392%
Benefit from (provision for) income taxes	(12,921)	(3%)	1,654	1%	(14,575)	NM

Net income	$22,691	7%	$8,898	3%	$13,793	155%

NM = Not Meaningful

Revenue

Total revenue increased by 9% to $348.2 million for the year ended December 31, 2010 from $318.9 million for the combined year ended December 31, 2009, due principally to growth in billable subscribers, which drove growth in both commercial and government services revenue as well as increased sales of subscriber equipment, partially offset by a decrease in government engineering and support service revenue. Billable subscribers at December 31, 2010 increased by approximately 25% from December 31, 2009 to approximately 427,000 primarily due to growth in our distribution network and new product offerings.

Service Revenue

	Service Revenue
	(Revenue in millions and subscribers in thousands)
	Year Ended December 31, 2010			Year Ended December 31, 2009			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
Commercial voice	$155.6	272.1	$51	$143.0	238.4	$52	$12.6	33.7	$(1)
Commercial M2M data	21.8	111.3	20	16.5	70.3	21	5.3	41.0	(1)

Total	177.4	383.4		159.5	308.7		17.9	74.7
Government voice	57.5	36.2	146	53.0	29.4	150	4.5	6.8	(4)
Government M2M data	1.5	7.3	21	0.7	4.1	21	0.8	3.2	—

Total	59.0	43.5		53.7	33.5		5.3	10.0

Total	$236.4	426.9		$213.2	342.2		$23.2	84.7

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 11% to $236.4 million for the year ended December 31, 2010 from $213.2 million for the combined year ended December 31, 2009, primarily due to growth in billable subscribers in commercial and government services.

Commercial voice revenue was up principally due to billable subscriber growth, including growth related to Iridium OpenPort. Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. Commercial voice ARPU decreased by $1 to $51 for the year ended December 31, 2010 compared to the combined year ended December 31, 2009. Commercial M2M data ARPU decreased by $1 to $20 for the year ended December 31, 2010 due to the addition of subscribers on new pricing plans at lower ARPU.

Government voice revenue was up due to billable subscriber growth, including growth related to Netted Iridium, a service introduced in late 2009. The increase in government M2M data revenue was driven by billable subscriber growth. Government voice ARPU decreased by $4 to $146 for the year ended December 31, 2010 compared to the combined year ended December 31, 2009 due to a higher proportion of billable subscribers on the lower priced Netted Iridium plan. Government M2M data ARPU was flat year over year.

Subscriber Equipment Revenue

Subscriber equipment revenue increased by 8% to $90.2 million for the year ended December 31, 2010 from $83.5 million for the combined year ended December 31, 2009. The increase in subscriber equipment revenue was primarily due to increased volume in M2M data device and handset sales, which was partially offset by decreases in most equipment unit prices introduced earlier in 2010 to incent future growth in service revenue and in anticipation of competitive pressure.

Engineering and Support Service Revenue

	Engineering and Support Service Revenue
	(In millions)
	Year Ended December 31, 2010	Year Ended December 31, 2009	Change
Government	$19.7	$21.5	$(1.8)
Commercial	1.9	0.7	1.2

Total	$21.6	$22.2	$(0.6)

Engineering and support service revenue decreased by 3% to $21.6 million for the year ended December 31, 2010 from $22.2 million for the combined year ended December 31, 2009, which was primarily due to a decrease in government engineering and support service contracts which ended in early 2010, partially offset by an increase in commercial engineering and support service revenue related to new development work.

Operating Expenses

Total operating expenses increased by 17% to $310.8 million for the year ended December 31, 2010 from $266.6 million for the combined year ended December 31, 2009. This increase was due primarily to higher depreciation and amortization expense related to the higher asset basis we had following the Acquisition and to increased cost of subscriber equipment sales primarily related to the higher inventory basis we had following the Acquisition. These increases were offset by transaction costs related to the Acquisition for the combined year ended December 31, 2009, which were $0 in 2010.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) decreased by 7% to $72.6 million for the year ended December 31, 2010 from $77.9 million for the combined year ended December 31, 2009, primarily due to the result of a favorable contract renegotiation with Boeing in July 2010 that resulted in lower operations and maintenance expenses. In 2010, we also experienced lower government engineering and support service expenses directly related to the decrease in government engineering and support service revenue, partially offset by increased satellite operations and engineering costs and increased expense related to new commercial engineering and support service work.

Cost of Subscriber Equipment Sales

Cost of subscriber equipment sales increased by 19% to $61.7 million for the year ended December 31, 2010 from $51.9 million for the combined year ended December 31, 2009, primarily as a result of increased sales volume in M2M data devices and handsets, as well as an increase related to the inventory value we had following the Acquisition, which had a higher inventory basis.

Research and Development

Research and development expenses decreased by 18% to $19.2 million for the year ended December 31, 2010 from $23.4 million for the combined year ended December 31, 2009, primarily as a result of a decrease in expenses related to the development of a new M2M data device, which was completed in May 2010, and decreased expenses related to Iridium NEXT projects as they transitioned out of the research and development stage, partially offset by an increase in equipment upgrade projects.

Depreciation and Amortization

Depreciation and amortization expenses increased by 173% to $90.6 million for the year ended December 31, 2010 from $33.2 million for the combined year ended December 31, 2009, primarily as a result of $58.4 million in additional depreciation and amortization attributable to increased asset basis we had following the Acquisition.

Selling, General and Administrative

Selling, general and administrative expenses increased by 8% to $66.7 million for the year ended December 31, 2010 from $61.5 million for the combined year ended December 31, 2009, primarily due to increases in employee related costs (management incentives, commissions and severance) and professional fees (consulting, accounting, legal and regulatory). We also experienced increases in selling, general and administrative expenses related to the costs of being a public company, our geographic expansion, our new corporate headquarters, and sales and marketing costs related to trade shows. These increases were partially offset by a reduction in bad debt expense.

Transaction Costs

Transaction costs related to the Acquisition were $18.7 million for the combined year ended December 31, 2009. Transaction costs primarily included legal, accounting and consulting fees. There were no such costs for the year ended December 31, 2010.

Other Income (Expense)

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

Other Income (Expense), Net

Other income (expense), net was $(2.4) million for the year ended December 31, 2010 and $0.4 million for the combined year ended December 31, 2009. This increase in expense was primarily due to the commitment fee on the undrawn portion of the Credit Facility recorded in 2010.

Benefit from (Provision for) Income Taxes

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

Liquidity and Capital Resources

As of December 31, 2011, our total cash and cash equivalents was $136.4 million. Our principal sources of liquidity are existing cash, internally generated cash flows and the Credit Facility. Our principal liquidity requirements are capital expenditures, including the design, manufacture and deployment of Iridium NEXT, working capital and research and development expenses.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Credit Facility. We anticipate the remainder will be funded from a combination of internally generated cash flows, including potential cash flows from hosted payloads on our Iridium NEXT satellites, and proceeds from our outstanding stock purchase warrants. As of December 31, 2011, the warrants that were “in the money,” meaning they had an exercise price less than the closing price of our common stock on that date, would provide us with approximately $95.6 million if exercised in full.

The Credit Facility contains borrowing conditions and other restrictions, including financial performance covenants and covenants related to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations, that our in-the-money warrants will remain in the money, or, even if they do remain in the money, that they will be exercised. If we do not have access to those expected sources of liquidity, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, we will require even more external funding than planned. Our ability to obtain additional funding may be adversely affected by a number of factors, including the global economic downturns and tightening of the credit markets, and we cannot assure you that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

As of December 31, 2011, we had borrowed $417.1 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2011 was approximately $1.4 billion. Under the terms of the Credit Facility, we are required to maintain a minimum cash reserve for debt service, which was $27.0 million as of December 31, 2011 and is classified as restricted cash on the accompanying consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to begin in 2017. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next twelve months.

Cash and Indebtedness

At December 31, 2011, our total cash and cash equivalents was $136.4 million, and we had an aggregate of $417.1 million of external indebtedness related to borrowings under the Credit Facility.

Cash Flows – Comparison of the Year Ended December 31, 2011 and the Year Ended December 31, 2010

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31, (in millions):

Statement of Cash Flows	2011	2010	Change
Net cash provided by operating activities	$183.5	$151.4	$32.1
Net cash used in investing activities	$(359.3)	$(242.1)	$(117.2)
Net cash provided by financing activities	$192.3	$63.4	$128.9

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 increased primarily due to a $36.0 million increase in net income including adjustments for non-cash items of $19.0 million. The increase in net income was driven by our revenue growth and operating expense savings. These two favorable trends to operating cash flow were partially offset by the $11.2 million increase in the commitment fee on the undrawn portion of our Credit Facility for the year ended December 31, 2011 as a result of the Credit Facility being in place for the entire year. We incurred a commitment fee for only a portion of the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 increased primarily due to $122.0 million of increased capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellite, network and gateway operations.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 increased primarily due to a $139.8 million increase in borrowings under the Credit Facility. The increase in borrowings under the Credit Facility was partially offset by our $22.2 million repayment of the Motorola promissory note and $27.0 million funding of our debt service cash reserve account required by the Credit Facility, both in 2011.

Cash Flows – Comparison of the Year Ended December 31, 2010 and the Year Ended December 31, 2009

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31, (in millions):

Statement of Cash Flows	2010	2009	Change
Net cash provided by operating activities	$151.4	$23.2	$128.2
Net cash provided by (used in) investing activities	$(242.1)	$354.5	$(596.6)
Net cash provided by (used in) financing activities	$63.4	$(230.7)	$294.1

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 increased primarily due to a $119.6 million increase in income from operations after adjusting for non-cash items and the release of $15.4 million of restricted cash. The increase in revenue, as driven by growth in billable subscribers in commercial and government services, outpaced increases in operating expenses.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $242.1 million, which included $237.5 million of capital expenditures related to Iridium NEXT, purchases of equipment and software for our satellite and network operations, and gateway and corporate systems. 2010 capital expenditures increased $230.1 million from the prior year. Net cash provided by investing activities for the year ended December 31, 2009 was $354.5 million, which included $401.8 million of funds transferred from the trust account into operations, partially offset by $40.0 million of cash paid to the sellers in connection with the 2009 Acquisition, net of cash received.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 was $63.4 million, resulting from cash borrowed under the Credit Facility primarily for payments under the FSD, partially offset by payment of financing fees incurred in conjunction with obtaining the Credit Facility. Net cash used in financing activities in the year ended December 31, 2009 was $230.6 million, primarily resulting from $164.9 million for the purchase of shares, a $91.7 million payment to holders of common stock who elected to convert their shares into a pro rata portion of the trust account and repayments of all outstanding amounts under Iridium’s credit facilities of $113.6 million, partially offset by $148.8 million in net proceeds from our public offering on September 29, 2009.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2011 (in millions):

Contractual Obligations	Less than 1 year	1-3 Years	3-5 years	More than 5 years	Total
Payment obligations:
Thales	$418.9	$735.0	$460.5	$144.3	$1,758.7
SpaceX	6.6	141.4	278.9	21.2	448.1
Kosmotras (1)	14.0	—	—	—	14.0
Boeing (2)	41.2	72.7	74.3	38.8	227.0
Debt obligations (3)	5.8	—	—	417.1	422.9
Operating lease obligations (4)	3.4	5.3	3.5	4.7	16.9
Uncertain tax positions (5)	—	—	—	—	1.5
Unconditional purchase obligations (6)	22.3	4.6	5.2	1.7	33.8

Total	$512.2	$959.0	$822.4	$627.8	$2,922.9

(1)	The Kosmotras Agreement provides for the purchase of up to six launches with options to purchase additional launches. Each launch will carry two satellites. If all six launches are purchased, we will pay Kosmotras a total of approximately $184.3 million. As of December 31, 2011, we had paid an aggregate of $11.2 million to Kosmotras. If we elect to purchase all six launches, the remaining amounts owed under the contract will be paid over the next four to five years, depending on the launch schedule. If we do not purchase any launches by March 31, 2013, the Kosmotras Agreement will terminate and any amounts paid to Kosmotras in excess of $15.1 million will be refunded.
(2)	Boeing obligations consist of an estimated commitment related to our existing satellite systems. This estimation is based on an expected future completion date of June 2017 for Iridium NEXT at which time services under the Boeing Operations and Maintenance agreement for our existing satellite systems will no longer be necessary. Therefore, the Boeing amounts in the above table do not include contractual obligations related to Iridium NEXT.
(3)	Debt obligations include amounts drawn under the Credit Facility as of December 31, 2011, which include $417.1 million of outstanding debt obligations, $2.9 million of accrued commitment fees on the undrawn portion of the Credit Facility and $2.9 million of accrued interest through December 31, 2011. The Credit Facility can be used for (i) 85% of the costs under the FSD, (ii) the premium for the COFACE policy and (iii) the payment of a portion of interest during a portion of the construction and launch phase of Iridium NEXT. We did not include future debt obligations or future interest costs in the table because the timing of the borrowings is unknown and there is a variable component of the interest. We also did not include future amounts for the commitment fee, which is 0.80% per year on any undrawn portion of the Credit Facility, as timing of the borrowings is unknown.
(4)	Operating lease obligations do not include payments to landlords covering real estate taxes, common area maintenance and other charges, as such fees are not determinable based upon the provisions of our lease agreements.
(5)	As of December 31, 2011, we estimated our uncertain tax positions to be $1.5 million, including penalties and interest. However, we are unable to reasonably estimate the period of these possible future payments, therefore, the balance has not been reflected in a specified period.
(6)	Unconditional purchase obligations include our agreement with a supplier for the manufacturing of our devices and various commitments with other vendors that are enforceable, legally binding and have specified terms, including fixed or minimum quantities, minimum or variable price provisions, and a fixed timeline. Unconditional purchase obligations do not include agreements that are cancelable without penalty.

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

Seasonality

Our results of operations have been subject to seasonal usage changes for commercial customers, and our results will be affected by similar seasonality going forward. March through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. U.S. government revenue and commercial M2M revenue have been less subject to seasonal usage changes.

Accounting Developments

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest income earned on our cash and cash equivalents balances is subject to interest rate fluctuations. For the year ended December 31, 2011, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

The fixed price under the FSD with Thales is denominated in U.S. dollars. As a result, we do not bear any foreign currency exchange risk under the FSD.

We entered into the Credit Facility in October 2010 and have borrowed $417.1 million under the Credit Facility as of December 31, 2011. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the LIBOR plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the year ended December 31, 2011, a one-half percentage point increase or decrease in the LIBOR would not have had a material effect on our interest cost.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iridium Communications Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 6, 2012

Iridium Communications Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$136,366	$119,932
Accounts receivable, net	57,418	50,278
Inventory	15,077	16,654
Deferred tax assets, net	9,435	5,784
Income tax receivable	4,330	11,103
Prepaid expenses and other current assets	4,616	4,978

Total current assets	227,242	208,729
Property and equipment, net	843,092	566,519
Restricted cash	27,154	120
Other assets	584	694
Intangible assets, net	83,552	96,602
Deferred financing costs	105,523	87,746
Goodwill	87,039	87,039

Total assets	$1,374,186	$1,047,449

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,816	$28,132
Accrued expenses and other current liabilities	29,791	50,209
Interest payable	5,838	4,062
Note payable	—	22,223
Deferred revenue	35,445	28,215

Total current liabilities	95,890	132,841
Accrued satellite operations and maintenance expense, net of current portion	19,065	20,402
Credit facility	417,133	135,145
Deferred tax liabilities, net	127,297	100,728
Other long-term liabilities	13,534	2,814

Total liabilities	672,919	391,930

Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 2,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized and 73,205 and 70,254 shares issued and outstanding, respectively	73	70
Additional paid-in capital	681,781	675,402
Retained earnings (accumulated deficit)	19,638	(20,043)
Accumulated other comprehensive income (loss), net of taxes	(225)	90

Total stockholders’ equity	701,267	655,519

Total liabilities and stockholders’ equity	$1,374,186	$1,047,449

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Revenue:
Services	$262,322	$236,351	$53,014
Subscriber equipment	94,709	90,184	17,293
Engineering and support services	27,276	21,638	5,682

Total revenue	384,307	348,173	75,989

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	71,181	72,579	18,965
Cost of subscriber equipment	54,113	61,661	18,657
Research and development	18,684	19,178	5,974
Selling, general and administrative	65,682	66,728	17,029
Depreciation and amortization	97,646	90,667	22,376
Transaction costs	—	—	6,163

Total operating expenses	307,306	310,813	89,164

Operating income (expense)	77,001	37,360	(13,175)

Other income (expense):
Change in fair value of warrants	—	—	(34,117)
Interest income, net	1,200	637	1,226
Undrawn credit facility fees	(13,524)	(2,368)	—
Other income (expense), net	(96)	(17)	26

Total other expense	(12,420)	(1,748)	(32,865)

Income (loss) before income taxes	64,581	35,612	(46,040)
Benefit from (provision for) income taxes	(24,900)	(12,921)	1,654

Net income (loss)	$39,681	$22,691	$(44,386)

Weighted average shares outstanding - basic	72,164	70,289	53,964
Weighted average shares outstanding - diluted	73,559	72,956	53,964
Net income (loss) per share - basic	$0.55	$0.32	$(0.82)
Net income (loss) per share - diluted	$0.54	$0.31	$(0.82)

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated Deficit)	Total Stockholders’	Comprehensive Income
	Shares	Amount	Capital	Income (Loss)		Equity	(Loss)

Balance at December 31, 2008	48,500	$48	$268,563	$—	$1,652	$270,263
Payment of deferred underwriting fees	—	—	6,982	—	—	6,982
Purchase of stock purchase warrants	—	—	(1,828)	—	—	(1,828)
Net proceeds from issuance of common stock	16,000	16	148,734	—	—	148,750
Fair value of stock issued in
Acquisition	29,443	29	333,419	—	—	333,448
Purchase of common stock	(9,170)	(9)	28,298	—	—	28,289
Purchase of common stock under forward purchase contracts	(16,325)	(16)	(164,868)	—	—	(164,884)
Forfeitures of stock options and warrants	(1,441)	(1)	1	—	—	—
Reclassification of warrants to derivative instruments	—	—	(28,555)	—	—	(28,555)
Settlement of derivative instruments for warrants	—	—	47,110	—	—	47,110
Settlement of derivative instruments for shares of common stock	1,245	1	12,448	—	—	12,449
Stock-based compensation	—	—	436	—	—	436
Stock issued upon conversion of subordinated convertible note	1,996	2	19,376	—	—	19,378
Net loss	—	—	—	—	(44,386)	(44,386)	$(44,386)
Cumulative translation adjustments	—	—	—	22	—	22	22

Balance at December 31, 2009	70,248	70	670,116	22	(42,734)	627,474	(44,364)
Stock-based compensation	—	—	5,242	—	—	5,242
Stock issued upon exercise of warrants	3	—	23	—	—	23
Stock issued upon exercise of stock options	3	—	21	—	—	21
Net income	—	—	—	—	22,691	22,691	22,691
Cumulative translation adjustments	—	—	—	68	—	68	68

Balance at December 31, 2010	70,254	70	675,402	90	(20,043)	655,519	22,759
Stock-based compensation	—	—	6,341	—	—	6,341
Settlement of warrants for common stock	2,946	3	(2)	—	—	1
Stock issued upon exercise of stock options	5	—	40	—	—	40
Net income	—	—	—	—	39,681	39,681	39,681
Cumulative translation adjustments	—	—	—	(315)	—	(315)	(315)

Balance at December 31, 2011	73,205	$73	$681,781	$(225)	$19,638	$701,267	$39,366

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$39,681	$22,691	$(44,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Deferred taxes	22,917	11,721	(2,044)
Change in market value of warrants	—	—	34,117
Depreciation and amortization	97,646	90,667	22,376
Stock-based compensation	5,895	5,051	436
Gain on disposal of property and equipment	(13)	—	—
Changes in operating assets and liabilities:
Restricted cash	—	15,400	—
Accounts receivable	(7,140)	(9,089)	5,382
Inventory	1,577	9,002	15,044
Prepaid expenses and other current assets	363	(1,050)	(1,683)
Income tax receivable	6,773	(10,598)	(502)
Other assets	110	433	35
Accounts payable	454	3,428	3,584
Accrued expenses and other current liabilities	(1,417)	(144)	(9,561)
Deferred revenue	7,230	8,188	2,127
Accrued satellite and network operation expense, net of current portion	(1,337)	5,102	(1,020)
Other long-term liabilities	10,722	636	(737)

Net cash provided by operating activities	183,461	151,438	23,168

Cash flows from investing activities:
Changes in investment in trust account	—	—	401,838
Cash paid for Acquisition, net of cash acquired	—	—	(39,950)
Payment of deferred Acquisition consideration	—	(4,636)	—
Capital expenditures	(359,404)	(237,450)	(7,351)
Proceeds from sale of property and equipment	67	—	—

Net cash provided by (used in) investing activities	(359,337)	(242,086)	354,537

Cash flows from financing activities:
Proceeds from public offerings	—	—	149,600
Purchase of stock option warrants	—	—	(4,940)
Purchase of shares of common stock	—	—	(164,884)
Purchase of shares of common stock for no-votes	—	—	(91,700)
Payment of underwriting fees	—	—	(4,288)
Payment of costs associated with offering	—	—	(850)
Payments under Iridium Holdings Credit Facility	—	—	(113,594)
Borrowings under Credit Facility	274,976	135,145	—
Payment of deferred financing fees	(33,450)	(71,787)	—
Change in restricted cash - Credit Facility	(27,034)	—	—
Payment of note payable	(22,223)	—	—
Proceeds from exercise of warrants	1	23	—
Proceeds from exercise of stock options	40	21	—

Net cash provided by (used in) financing activities	192,310	63,402	(230,656)

Net increase (decrease) in cash and cash equivalents	16,434	(27,246)	147,049
Cash and cash equivalents, beginning of period	119,932	147,178	129

Cash and cash equivalents, end of period	$136,366	$119,932	$147,178

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Cash Flows, continued

(In thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Supplemental cash flow information:
Interest paid	$4,528	$—	$1,330
Income taxes paid (refunded)	$(6,296)	$11,872	$339

Supplemental disclosure of non-cash investing activities:
Shares issued for the acquisition of Iridium Holdings	$—	$—	$333,448
Accrual of additional consideration for acquisition of Iridium Holdings	$—	$—	$4,636
Property and equipment received but not paid for yet	$14,409	$21,093	$3,200
Interest capitalized but not paid	$2,979	$—	$—
Capitalized paid-in-kind interest	$7,012	$—	$—
Leasehold improvement incentives	$—	$901	$—
Stock-based compensation capitalized	$446	$191	$—

Supplemental disclosure of non-cash financing activities:
Reversal of deferred underwriter commissions	$—	$—	$(8,176)
Conversion of subordinated convertible note to equity	$—	$—	$(19,378)
Accrued financing fees	$—	$15,959	$—
Note payable	$—	$22,223	$—

See notes to consolidated financial statements

Iridium Communications Inc.

Notes to Consolidated Financial Statements

December 31, 2011

1. Organization and Basis of Presentation

Iridium Communications Inc. (the “Company”) offers voice and data communications services and products to businesses, U.S. and international government agencies and other customers on a global basis. The Company was initially formed as GHL Acquisition Corp., a special purpose acquisition company, as further described below. The Company acquired all the outstanding equity of Iridium Holdings LLC (“Iridium Holdings” and, together with its direct and indirect subsidiaries, “Iridium”) in a transaction accounted for as a business combination on September 29, 2009 (the “Acquisition”). In accounting for the Acquisition, the Company was deemed the legal and accounting acquirer. On September 29, 2009, the Company changed its name to Iridium Communications Inc.

Iridium Holdings is considered the predecessor of the Company and, accordingly, its historical financial statements are separately presented as predecessor financial statements.

The Company was formed on November 2, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. All activity from November 2, 2007 (inception) through February 21, 2008 was related to the Company’s formation and initial public offering. From February 21, 2008 through September 29, 2009, the Company’s activities were limited to identifying prospective target businesses to acquire. On September 29, 2009, the Company consummated the Acquisition.

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

Financial Instruments

The consolidated balance sheets include various financial instruments (primarily cash and cash equivalents, restricted cash, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other liabilities, notes and loans payable, and other obligations). Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers of inputs include:

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

As of December 31, 2011 and 2010, the carrying values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities and other obligations) approximate their fair values because of their short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of cash is swept nightly into a money market fund invested in U.S. treasuries. The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains those deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. Accounts receivable are due from both domestic and international customers.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at December 31, 2011 and 2010, consisted of cash deposited in institutional money market funds, regular interest bearing and non-interest bearing depository accounts and certificates of deposits with commercial banks. The Company’s restricted cash balances as of December 31, 2011 and 2010 were $27.2 million and $0.1 million, respectively. Changes in restricted cash balances are reflected on the consolidated statements of cash flows as an operating activity if pertaining to collateral for operations and maintenance agreements; changes in restricted cash balances are reflected on the consolidated statements of cash flows as a financing activity if pertaining to required reserve balances for debt agreements.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was less than $0.1 million and $0 as of December 31, 2011 and 2010, respectively.

Foreign Currencies

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency, except for countries that are deemed to have “highly inflationary” economies, in which case the functional currency is deemed to be the reporting currency (or U.S. dollar). Assets and liabilities of its foreign subsidiaries are translated to U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are classified as other income (expense), net in the accompanying consolidated statements of operations.

Internally Developed Software

The Company capitalizes the costs of acquiring, developing and testing software to meet its internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when the preliminary project stage is complete and it is probable that the project will be completed and used to perform the function intended. Capitalized costs include only (i) external direct cost of materials and services consumed in developing or obtaining internal-use software and (ii) payroll and payroll-related costs for employees who are directly associated with, and devote time to, the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from three to seven years.

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred and are amortized as additional interest expense using the effective interest method over the term of the related debt.

As of December 31, 2011 and 2010, the Company had deferred approximately $105.5 million and $87.7 million, respectively, of direct and incremental financing costs associated with securing debt financing for Iridium NEXT, the Company’s next-generation satellite constellation.

Capitalized Interest

Interest costs associated with financing the Company’s assets during the construction period have been capitalized. Capitalized interest and interest expense were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Capitalized interest	$12,825	$1,694	$—
Interest expense	42	23	51

Total interest	$12,867	$1,717	$51

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment primarily to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition, and freight). Inventories are valued using the average cost method, and are carried at the lower of cost or market.

The Company has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, the Company may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. The supplier will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the subscriber equipment.

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. Accordingly, the Company expenses the estimated fair value of stock-based awards made in exchange for employee, non-employee director and consultant services over the requisite service period. Stock-based compensation cost related to restricted stock units is determined at the grant date using the closing price of the common stock on the date of grant. Stock-based compensation cost related to stock options is determined at the grant date using the Black-Scholes option pricing model. The value of an employee award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service period and is classified within the financial statements in a manner consistent with the classification of the employee’s compensation. Awards to consultants and non-employee directors are recognized according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying consolidated statements of operations. Classification of stock-based compensation for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
	(In thousands)
Property and equipment, net	$446	$191
Inventory	9	—
Cost of subscriber equipment	130	51
Cost of services (exclusive of depreciation and amortization)	458	235
Research and development	220	154
Selling, general and administrative	5,078	4,611

Total stock-based compensation	$6,341	$5,242

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

Long-Lived Assets

The Company assesses its long-lived assets for impairment when indicators of impairment exist. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. Any impairment loss would be measured as the excess of the assets’ carrying amount over their fair value.

During 2011, the Company lost communication with one of the satellites within its existing constellation. Accordingly, a $3.0 million impairment charge was recorded within depreciation and amortization expense during the year ended December 31, 2011. The Company had an in-orbit spare satellite located within the same plane that was repositioned to take over the function of the lost satellite.

Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed during the fourth quarter of each annual period or more frequently if indicators of potential impairment exist. If the fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized.

At December 31, 2010, the Company recorded an adjustment related to prior periods to decrease its non-current deferred tax liability and its goodwill by approximately $7.6 million. The Company concluded that this correcting adjustment was immaterial to the 2009 balance sheet, and accordingly, retroactive adjustment to previously issued financial statements was unnecessary.

Intangible Assets Not Subject to Amortization

A portion of the Company’s intangible assets are spectrum and regulatory authorizations, and trade names which are indefinite-lived intangible assets. The Company reevaluates the useful life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company tests its indefinite-lived intangible assets for potential impairment annually in the fourth quarter or more frequently if indicators of impairment exist. If the fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized.

Intangible Assets Subject to Amortization

The Company’s intangible assets that do have finite lives (customer relationships – government and commercial, core developed technology, intellectual property and software) are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company also reevaluates the useful lives for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Asset Retirement Obligations

Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”), and Motorola Solutions, Inc. (“Motorola Solutions”) has the right to require the de-orbit of the Company’s satellite constellation. In the event the Company was required to effect a mass de-orbit, pursuant to the amended and restated operations and maintenance agreement (the “O&M Agreement”) by and between the Company’s indirect wholly owned subsidiary Iridium Constellation LLC (“Iridium Constellation”)

and Boeing, the Company would be required to pay Boeing $16.9 million, plus an amount equivalent to the premium for de-orbit insurance coverage ($2.5 million as of December 31, 2011). The Company has concluded that each of the foregoing de-orbit rights meets the definition of an asset retirement obligation. However, the Company currently does not believe the U.S. government, Boeing or Motorola Solutions will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote and has recorded an asset retirement obligation with respect to the potential mass de-orbit of approximately $0.2 million at December 31, 2011, which is included in other long-term liabilities on the accompanying consolidated balance sheet.

There are other circumstances in which the Company could be required, either by the U.S. government or for technical reasons, to de-orbit an individual satellite; however, the Company believes that such costs would not be significant relative to the costs associated with the ordinary operations of the satellite constellation.

Revenue Recognition

The Company derives its revenue primarily as a wholesaler of satellite communications products and services. The primary types of revenue include (i) service revenue (access and usage-based airtime fees), (ii) subscriber equipment revenue, and (iii) revenue generated by providing engineering and support services to commercial and government customers.

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

Contracts with multiple elements

At times, the Company sells services and equipment through multi-element arrangements that bundle equipment, airtime and other services. For multi-element revenue arrangements entered into or materially modified after January 1, 2011, when the Company sells services and equipment in bundled arrangements that include guaranteed minimum orders and determines that it has separate units of accounting, the Company allocates the bundled contract price among the various contract deliverables based on each deliverable’s relative selling price. The selling price used for each deliverable is based on vendor-specific objective evidence when available, third-party evidence when vendor-specific evidence is not available, or the estimated selling price when neither vendor-specific evidence nor third party evidence is available. The Company determines vendor specific objective evidence of selling price by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. When the Company determines the elements are not separate units of accounting, the Company recognizes revenue on a combined basis as the last element is delivered. For similar multi-element revenue arrangements entered into prior to January 1, 2011, when the Company determined that it had separate units of accounting, the Company allocated the bundled contract price among the various contract deliverables based on each deliverable’s objectively determined and relative fair value. The Company determined vendor specific objective evidence of fair value by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. When the Company determines the elements are not separate units of accounting, the Company recognizes revenue on a combined basis as the last element is delivered.

Service revenue sold on a stand-alone basis

Service revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized ratably over the period in which the services are provided to the end-user. The Company sells prepaid services in the form of e-vouchers and prepaid cards. A liability is established for the cash paid for the e-voucher or prepaid card on purchase. The Company recognizes revenue from the prepaid services (i) upon the use of the e-voucher or prepaid card by the customer; (ii) upon the expiration of the right to access the prepaid service; or (iii) when it is determined that the likelihood of the prepaid card being redeemed by the customer is remote (“Prepaid Card Breakage”). The Company has determined the recognition of Prepaid Card Breakage based on its historical redemption patterns. The Company does not offer refund privileges for unused prepaid services.

Subscriber equipment sold on a stand-alone basis

The Company recognizes subscriber equipment sales and the related costs when title to the equipment (and the risks and rewards of ownership) passes to the customer, typically upon shipment.

Services sold to the U.S. government

The Company provides airtime to U.S. government subscribers through (i) fixed monthly fees on a per user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services, (iii) a tiered pricing plan (based on usage) per device for data services, (iv) fixed monthly fees on a per user basis for unlimited beyond-line-of-sight push-to-talk voice services to user-defined groups (“Netted Iridium”), and (v) a monthly fee for active user-defined groups using Netted Iridium. Revenue related to these services is recognized ratably over the periods in which the services are provided, and the related costs are expensed as incurred. The U.S. government purchases its subscriber equipment from third-party distributors and not directly from the Company.

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

Warranty Expense

The Company provides the first end-user purchaser of its products a warranty on subscriber equipment for one to five years from the date of purchase by such first end-user, depending on the product. A warranty accrual is recorded when it is estimable and probable that a loss has been incurred. A warranty reserve is maintained based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties are recorded as cost of subscriber equipment sales and include equipment replacements, repairs, freight, and program administration. The roll-forward of the warranty accrual for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
	(In thousands)
Balance at beginning of the period	$2,307	$726
Provision	3,483	2,932
Utilization	(1,689)	(1,351)

Balance at end of the period	$4,101	$2,307

Research and Development

Research and development costs are charged to expense in the period in which they are incurred.

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $0.6 million, $0.6 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, consisting of common stock issuable upon exercise of outstanding stock options and stock purchase warrants, is computed using the treasury stock method. The Company’s unvested restricted stock units contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The calculation of basic and diluted net income per share excludes net income attributable to the unvested restricted stock units from the numerator and excludes the impact of unvested restricted stock units from the denominator.

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

The adoption of ASU 2009-13 did not have any effect on the Company’s consolidated balance sheets, statements of operations or statements of cash flows as of or for the year ended December 31, 2011. The Company is not able to reasonably estimate the effect of adopting this standard on future periods because the impact will vary based on the nature and volume of new or materially modified revenue arrangements in any given period.

3. Business Combination

On September 22, 2008, the Company entered into a transaction agreement, as amended on April 28, 2009, with Iridium Holdings and its members whereby it agreed to purchase all of the outstanding equity of Iridium Holdings. The Acquisition closed on September 29, 2009. For the purpose of acquisition accounting, total consideration of approximately $436.0 million included 29.4 million shares of the Company’s common stock (“Common Stock”) valued at $333.4 million and $102.6 million in cash (which included a requirement to make a payment of $25.5 million in cash to some of the former members of Iridium Holdings for tax benefits the Company received). The Company accounted for its acquisition of Iridium Holdings by recording all assets acquired and liabilities assumed at their respective fair values on the date of Acquisition. The Company recognized deferred tax assets and liabilities for the tax effects of the differences between assigned book values and tax bases of assets acquired and liabilities assumed in the Acquisition.

An acquirer is required to recognize as expense the direct costs of a business combination in the period in which the expense is incurred. Accordingly, the Company expensed Acquisition-related costs as they were incurred during the pre-Acquisition period presented.

$76.0 million of revenue and $5.0 million of net loss of Iridium was included in the Company’s consolidated statement of operations for the period from the date of the Acquisition to December 31, 2009.

4. Equity Instruments

$7.00 Warrants – General Terms

In connection with the Company’s initial public offering (“IPO”) in February 2008, the Company sold 40.0 million units at a price of $10.00 per unit. Each unit consisted of one share of Common Stock and one Common Stock purchase warrant (“$7.00 warrant”). Each $7.00 warrant entitled the holder to purchase from the Company one share of Common Stock at a price of $7.00 per share.

The Company may redeem each of the $7.00 warrants at a price of $0.01 upon 30 days’ prior notice, provided that the warrants are exercisable and the registration statement covering the Common Stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the closing price of the Common Stock is at least $14.25 per share (the “redemption price”) for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If a registration statement is not effective at the time of exercise, the holders of the $7.00 warrants will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $7.00 warrants could expire unexercised and unredeemed. The number of shares of Common Stock issuable upon the exercise of each $7.00 warrant is subject to adjustment from time to time upon the occurrence of certain events. The $7.00 warrants expire in 2013. As of December 31, 2011 and 2010, the Company had 13,653,704 and 13,653,804 of such $7.00 warrants outstanding, respectively. All outstanding $7.00 warrants are classified within stockholders’ equity.

$11.50 Warrants – General Terms

On September 29, 2009, in connection with the acquisition of Iridium Holdings, holders of approximately 14.4 million $7.00 warrants exchanged their existing warrants for new $11.50 warrants.

The Company may redeem each of the $11.50 warrants at a price of $0.01 upon 30 days prior notice, provided that the warrants are exercisable and the registration statement covering the Common Stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the closing price of the Common Stock is at least $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If the registration statement is not still effective at the time of exercise, the holders of the $11.50 warrants will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $11.50 warrants may expire unexercised and unredeemed. The number of shares of Common Stock issuable upon the exercise of each $11.50 warrant is subject to adjustment from time to time upon the occurrence of specified events. The $11.50 warrants expire in 2015.

During 2011, the Company entered into several private transactions (the “Private Warrant Exchanges”) to exchange shares of its Common Stock for outstanding $11.50 warrants. As a result of these transactions, the Company issued an aggregate of 1,643,453 unrestricted shares of its Common Stock in exchange for an aggregate of 8,167,541 $11.50 warrants. Additionally, during 2011, the Company initiated and completed a tender offer to exchange outstanding $11.50 warrants for unrestricted shares of its Common Stock (the “Tender Offer Warrant Exchange”). As a result of the Tender Offer Warrant Exchange, the Company issued an aggregate of 1,303,272 unrestricted shares of its Common Stock in exchange for an aggregate of 5,923,963 of the $11.50 warrants.

As of December 31, 2011 and 2010, the Company had 277,021 and 14,368,525 of the $11.50 warrants outstanding, respectively. All outstanding $11.50 warrants are classified within stockholders’ equity.

Equity Transactions

During 2009, the Company sold to the public 16.0 million shares of Common Stock for net proceeds of $148.8 million. Concurrent with the offering, the Company repurchased, pursuant to existing forward contracts, 16.3 million shares of Common Stock for $164.9 million. In addition, the Company repurchased approximately 9.2 million shares of Common Stock for $91.7 million, representing the shares held by those stockholders who voted against the Acquisition. In September 2009, 8.4 million $7.00 warrants originally purchased in November 2007 and 4.0 million $7.00 warrants originally purchased in February 2008 were forfeited by their holders.

5. Debt

Credit Facility

On October 4, 2010, the Company entered into a $1.8 billion loan facility (the “Credit Facility”) with a syndicate of bank lenders. Ninety-five percent of the Company’s obligations under the Credit Facility are insured by Compagnie Française d’Assurance pour le Commerce Extérieur (“COFACE”), the French export credit agency. The Credit Facility is comprised of two tranches, with draws and repayments applied pro rata in respect of each tranche:

•	Tranche A – $1,537,500,000 at a fixed rate of 4.96%; and

•	Tranche B – $262,500,000 at a floating rate equal to the London Interbank Offer Rate (“LIBOR”) plus 1.95%.

Interest is payable on a semi-annual basis in April and October of each year. Prior to the repayment period described below, a portion of interest will be paid via a deemed loan and added to the related tranche principal. The amount of interest paid via a deemed loan for each tranche is as follows:

•	Tranche A – fixed rate of 3.56%; and

•	Tranche B – LIBOR plus 0.55%.

For the years ended December 31, 2011 and 2010, the Company incurred total interest expense of $11.9 million and $1.1 million, respectively, of which $8.3 million and $0.8 million, respectively, was paid via a deemed loan and the remainder paid in cash on the scheduled semi-annual payment dates.

In connection with each draw it makes under the Credit Facility, the Company also borrows an amount equal to 6.49% of such draw to cover the premium for the COFACE policy. The Company also pays a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. In addition, pursuant to separate fee letters entered into at the same time as the Credit Facility, the Company paid arrangement fees to the syndicate banks totaling $46.6 million on October 29, 2010.

Funds drawn under the Credit Facility will be used for (i) 85% of the costs under a fixed price full scale development contract with Thales Alenia Space France (“Thales”) for the design and manufacture of satellites for Iridium NEXT (the “FSD”), (ii) the premium for the COFACE policy, and (iii) the payment of a portion of interest during a part of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, interest will be paid on the same date as the principal repayments. Interest expense incurred during the year ended December 31, 2011 was $11.9 million. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the assets; accordingly the Company capitalized $11.9 million related to interest incurred throughout the year. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $11.9 million in interest incurred during the year ended December 31, 2011 consisted of $3.6 million payable in cash, of which $2.7 million was paid during the year and $0.9 million was accrued at year end, and $8.3 million payable by deemed loans, of which $6.3 million was paid during the year and $2.0 million was accrued at year end. Total interest payable associated with the Credit Facility was $2.9 million and $1.1 million and is included in interest payable in the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

The Credit Facility will mature seven years after the start of the repayment period. In addition, the Company is required to maintain minimum debt service reserve levels, which are estimated as follows:

At December 31,	Amount
(in millions)
2012	$54
2013	81
2014	108
2015	135
2016	162
2017	189

These levels may be higher once the Company begins repayment under the Credit Facility. The minimum debt service reserve level at December 31, 2011 was $27.0 million which is included in restricted cash on the consolidated balance sheet. Obligations under the Credit Facility are secured on a senior basis by a lien on substantially all of the Company’s assets.

The Company may not prepay any borrowings prior to December 31, 2015. If, on that date, a specified number of Iridium NEXT satellites have been successfully launched and the Company has adequate time and resources to complete the Iridium NEXT constellation on schedule, the Company may prepay the borrowings without penalty. In addition, following the completion of the Iridium NEXT constellation, the Company may prepay the borrowings without penalty. Any amounts repaid may not be reborrowed. The Company must repay the loans in full upon (i) a delisting of the Common Stock, (ii) a change in control of the Company or the Company ceasing to own 100% of specified subsidiaries or (iii) the sale of all or substantially all of the Company’s assets. The Company must apply all or a portion of specified capital raising proceeds, insurance proceeds and condemnation proceeds to the prepayment of the loans. The Credit Facility includes customary representations, events of default, covenants and conditions precedent to drawing of funds. The financial covenants include:

•	a minimum cash requirement;

•	a minimum debt to equity ratio level;

•	maximum capital expenditure levels;

•	minimum consolidated operational earnings before interest, taxes, depreciation and amortization levels;

•	minimum cash flow requirements from customers who have hosted payloads on the Company’s satellites;

•	minimum debt service reserve levels;

•	a minimum debt service coverage ratio level; and

•	maximum leverage levels.

The covenants also place limitations on the ability of the Company and its subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into certain transactions with affiliates, fund payments under the FSD from its own resources, incur debt, or make loans, guarantees or indemnities.

As of December 31, 2011, the Company had borrowed $417.1 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2011 was approximately $1.4 billion. The Company recognized the semi-annual commitment fee on the undrawn portion of the Credit Facility of $13.5 million and $2.4 million for the years ended December 31, 2011 and 2010, respectively.

6. Motorola Settlement

On October 1, 2010, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Motorola, pursuant to which the parties settled the litigation filed by Motorola against Iridium Satellite and Iridium Holdings in the Circuit Court of Cook County, Illinois, County Department – Chancery Division (captioned Motorola, Inc. vs. Iridium Satellite LLC and Iridium Holdings LLC, Docket No. 10 CH 05684). On the same date, the parties entered into a series of other agreements. Pursuant to the Settlement Agreement, which contains no admission of liability by any party, and the certain other agreements entered into on the same date, the Company agreed to pay Motorola an aggregate of $46.0 million, in consideration of payment of debt of $15.4 million otherwise due in

2010, expanded intellectual property licenses, the conversion of existing intellectual property licenses from being royalty-based to prepaid, transfer to the Company of ownership of certain intellectual property rights, termination of Motorola’s rights to distributions and payments based on the value of the Company upon certain “triggering events” and mutual releases of claims. Of the total $46.0 million, the Company paid $23.0 million contemporaneously with the execution of the Settlement Agreement and the remaining $23.0 million was reflected in the Promissory Note the Company issued to Motorola, which bore interest at the rate of 10%. In December 2010, the Company paid $0.8 million to Motorola which was applied against the Promissory Note principal. In May 2011, the Company paid $23.6 million to Motorola Solutions, successor to Motorola, as a payment in full for the outstanding balance of the Promissory Note, including accrued interest. Interest costs of $0.8 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively, was capitalized as part of the Company’s assets under construction and included within property and equipment, net in the consolidated balance sheets.

In conjunction with the execution of the Settlement Agreement, Iridium Satellite and Motorola terminated the Senior Subordinated Term Loan Agreement and also amended and restated the existing transition services, products and asset agreement to eliminate provisions which by completion or passage of time were deemed unnecessary. The Company’s insurance requirements and Motorola Solutions’ de-orbit rights under the transition services, products and asset agreement, or the TSA, remain materially unchanged.

In addition, the Company and Motorola entered into a System Intellectual Property Rights Amendment and Agreement and a Supplemental Subscriber Equipment Technology Amendment and Agreement. Pursuant to those two agreements, the Company broadened its existing licenses to certain Motorola intellectual property for use with its current satellite constellation and subscriber equipment, and the Company received licenses to such intellectual property for use with Iridium NEXT and future subscriber equipment.

7. Boeing Operations and Maintenance Agreements

As a result of the Acquisition, the Company acquired an operations and maintenance agreement between Iridium Constellation and Boeing, pursuant to which Boeing agreed to provide transition services and continuing steady-state operations and maintenance services with respect to the satellite network operations center, telemetry, tracking and control stations and the on-orbit satellites (including engineering, systems analysis, and operations and maintenance services). On July 21, 2010, the Company and Boeing entered into the O&M Agreement, which superseded the prior operations and maintenance agreement. Pursuant to the O&M Agreement, each of Boeing, Motorola Solutions and the U.S. government has the unilateral right to commence the de-orbit of the constellation upon the occurrence of certain enumerated events.

The O&M Agreement incorporates a de-orbit plan, which, if exercised, would cost approximately $16.9 million plus an amount equivalent to the premium of the de-orbit insurance coverage to be paid to Boeing in the event of a mass de-orbit of the satellite constellation. Under the prior operations and maintenance agreement, the Company was required to cause to be issued to Boeing a $15.4 million letter of credit as collateral for such costs. Under the O&M Agreement, the Company is no longer required to maintain a letter of credit and the prior letter of credit was allowed to expire in July 2010. In addition, on July 21, 2010, the Company and Boeing entered into an agreement pursuant to which Boeing will operate and maintain Iridium NEXT (the “NEXT Support Services Agreement”). Boeing will provide these services on a time-and-materials fee basis. The term of the NEXT Support Services Agreement runs concurrently with the estimated useful life of the Iridium NEXT constellation. The Company is entitled to terminate the agreement for convenience and without cause commencing in 2019.

Following the Acquisition, the Company incurred expenses of $34.3 million, $41.4 million and $11.9 million relating to satellite operations and maintenance costs for the years ended December 31, 2011, 2010 and 2009, respectively, included in cost of services (exclusive of depreciation and amortization) in the consolidated statements of operations.

8. Property and Equipment

Property and equipment consisted of the following at December 31:

	2011	2010
	(In thousands)
Satellite system	$342,086	$347,057
Ground system	15,652	13,644
Equipment	19,793	16,595
Internally developed software and purchased software	29,955	10,717
Building and leasehold improvements	27,832	27,720

	435,318	415,733
Less: accumulated depreciation	(176,995)	(97,667)

	258,323	318,066
Land	8,268	8,268
Construction in process:
Iridium NEXT systems under construction	569,439	226,636
Other construction in process	7,062	13,549

Total property and equipment, net of accumulated depreciation	$843,092	$566,519

Other construction in process consisted of the following at December 31:

	2011	2010
	(In thousands)
Internally developed software	$5,429	$11,036
Equipment	1,633	2,295
Ground system	—	218

Total other construction in process	$7,062	$13,549

Depreciation expense for the years ended December 31, 2011 and 2010 was $84.6 million and $78.3 million, respectively. Following the Acquisition, depreciation expense for the year ended December 31, 2009 was $19.4 million.

9. Intangible Assets

As a result of the Acquisition, the Company had identifiable intangible assets as follows:

	December 31, 2011
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030

Total		35,225	—	35,225
Definite life intangible assets:
Customer relationships - government	5 years	20,355	(9,160)	11,195
Customer relationships - commercial	5 years	33,052	(14,873)	18,179
Coe developed technology	5 years	4,842	(2,179)	2,663
Intellectual property	16.5 years (1)	16,439	(1,263)	15,176
Software	5 years	2,025	(911)	1,114

Total		76,713	(28,386)	48,327

Total intangible assets		$111,938	$(28,386)	$83,552

	December 31, 2010
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030

Total		35,225	—	35,225
Definite life intangible assets:
Customer relationships - government	5 years	20,355	(5,089)	15,266
Customer relationships - commercial	5 years	33,052	(8,263)	24,789
Coe developed technology	5 years	4,842	(1,210)	3,632
Intellectual property	16.5 years (1)	16,439	(268)	16,171
Software	5 years	2,025	(506)	1,519

Total		76,713	(15,336)	61,377

Total intangible assets		$111,938	$(15,336)	$96,602

(1)	Intellectual property is allocated over the estimated life of the existing satellite systems and Iridium NEXT, which averages to 16.5 years in useful lives.

The weighted average amortization period of intangible assets is 7.5 years. Amortization expense for the years ended December 31, 2011, 2010 and 2009, was $13.0 million, $12.3 million and $3.0 million, respectively.

Future amortization expense with respect to intangible assets existing at December 31, 2011, by year and in the aggregate, is as follows:

Year ending December 31,	Amount
(In thousands)
2012	$13,050
2013	13,050
2014	10,036
2015	995
2016	995
Thereafter	10,201

Total estimated future amortization expense	$48,327

10. Commitments and Contingencies

Thales

In June 2010, the Company executed the FSD with Thales for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD is approximately $2.2 billion, and the Company expects payment obligations under the FSD to extend into the third quarter of 2017. As of December 31, 2011, the Company had made total payments of $454.6 million to Thales, which were capitalized as construction in progress within property and equipment, net in the consolidated balance sheet. The Company’s obligations to Thales that are currently scheduled for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, are in the amounts of $418.9 million, $373.2 million, $361.8 million, $274.4 million and $186.1 million, respectively.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). The SpaceX Agreement, as amended, has a maximum price of $492.0 million. As of December 31, 2011, the Company has made total payments of $43.9 million to SpaceX, which has been capitalized as construction in progress within property and equipment, net in the consolidated balance sheet. The Company’s obligations with SpaceX that are currently scheduled for the years ending December 31, 2012, 2013, 2014, 2015 and 2016, are in the amounts of $6.6 million, $28.6 million, $112.8 million, $172.8 million and $106.1 million, respectively.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement provides for the purchase of up to six launches with options to purchase additional launches. Each launch will carry two satellites. If all six launches are purchased, the Company will pay Kosmotras a total of approximately $184.3 million. As of December 31, 2011, the Company had made aggregate payments of $11.2 million to Kosmotras which were capitalized as construction in progress within property and equipment, net in the consolidated balance sheet. If the Company elects to purchase all six launches, the remaining amounts owed under the contract will be paid over the next four to five years depending on the launch schedule.

Based on the terms of the Kosmotras Agreement, if the Company does not purchase any launches by March 31, 2013, the Kosmotras Agreement will terminate and any amounts paid by the Company to Kosmotras in excess of $15.1 million will be refunded.

Supplier Purchase Commitments

The Company has a manufacturing agreement with a supplier to manufacture subscriber equipment, which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, the Company may be required to purchase certain materials if the materials are not used in production within the periods specified in the agreement. The supplier will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of December 31, 2011 and 2010, the Company had $0.8 million and $1.1 million, respectively, of such materials and the amounts were included in inventory on the accompanying consolidated balance sheets.

Unconditional purchase obligations are $260.8 million, which include the Company’s commitments with Boeing on the existing satellite system, an agreement with a supplier for the manufacturing of the Company’s devices and various commitments with other vendors. Unconditional purchase obligations are scheduled for the years ending December 31, 2012, 2013, 2014, 2015 and 2016 in the amounts of $63.5 million, $41.8 million, $35.5 million, $41.8 million and $37.7 million, respectively.

In-Orbit Insurance

Due to various contractual requirements, the Company is required to maintain a third-party in-orbit insurance policy with a de-orbiting endorsement to cover potential claims relating to operating or de-orbiting the satellite constellation. The policy covers the Company, Boeing as operator, Motorola Solutions (the original system architect and prior owner), contractors and subcontractors of the insured, the U.S. government and certain other sovereign nations.

The current policy has a one-year term, which expires December 8, 2012. The policy coverage is separated into Sections A, B, and C.

Section A coverage is currently in effect and covers product liability over Motorola’s position as manufacturer of the satellites. Liability limits for claims under Section A are $1.0 billion per occurrence and in the aggregate. There is no deductible for claims.

Section B coverage is currently in effect and covers risks in connection with in-orbit satellites. Liability limits for claims under Section B are $500 million per occurrence and in the aggregate for space vehicle liability and $500 million and $1.0 billion per occurrence and in the aggregate, respectively, with respect to de-orbiting. The balance of the unamortized premium payment for Sections A and B coverage as of December 31, 2011 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The deductible for claims under Section B is $250,000 per occurrence.

Section C coverage is effective once requested by the Company (the “Attachment Date”) and covers risks in connection with a decommissioning of the satellite system. Liability limits for claims under Section C are $500 million and $1.0 billion per occurrence and in the aggregate, respectively. The term of the coverage under Section C is 12 months from the Attachment Date. The premium for Section C coverage is $2.5 million and is payable on or before the Attachment Date. As of December 31, 2011, the Company had not requested Section C coverage since no decommissioning activities are currently anticipated. The deductible for claims under Section C is $250,000 per occurrence.

Operating Leases

The Company leases land, office space, and office and computer equipment under noncancelable operating lease agreements. Most of the leases contain renewal options of 1 to 10 years. The Company’s obligations under the current terms of these leases extend through 2020.

Additionally, several of the Company’s leases contain clauses for rent escalation including, but not limited to, a pro-rata share of increased operating and real estate tax expenses. Rent expense is recognized on a straight-line basis over the lease term. The Company leases facilities located in Chandler, Arizona; Tempe, Arizona; Bethesda, Maryland; McLean, Virginia; Canada and Norway. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases at December 31, 2011, are as follows (in thousands):

Year ending December 31,	Operating Leases
(In thousands)
2012	$3,427
2013	3,010
2014	2,284
2015	2,073
2016	1,466
Thereafter	4,684

Total	$16,944

Rent expense for the years ended December 31, 2011, 2010, and 2009 was $3.0 million, $4.0 million and $1.0 million, respectively.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

11. Stock-Based Compensation

During 2009, the Company’s stockholders approved a stock incentive plan (the “2009 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of December 31, 2011, 8.0 million shares of common stock have been authorized for issuance as awards under the 2009 Stock Incentive Plan. As of December 31, 2011, 3.2 million shares are available for grant. The Company did not issue stock-based awards prior to the adoption of the 2009 Stock Incentive Plan.

Stock Option Awards

The stock option awards granted to employees generally (i) have a term of ten years, (ii) vest over a four-year period with 25% vesting after the first year of service and ratably on a quarterly basis thereafter, (iii) are contingent upon employment on the vesting date, and (iv) have an exercise price equal to the fair value of the underlying shares at the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility for 2011 is based on the actual historical volatility of the Company’s stock price. The expected term of the award was calculated using the simplified method as the Company currently does not have sufficient experience of its own option exercise patterns. The Company does not anticipate paying dividends during the expected term of the grants; therefore, the dividend rate was assumed to be zero. The risk-free interest rate assumed is based upon U.S. Treasury Bond interest rates with similar terms at similar dates.

The stock options granted to consultants are generally subject to service vesting and vest quarterly over a two-year service period. The fair value of the consultant options is the then-current fair value attributable to the vesting portions of the awards, calculated using the Black-Scholes option pricing model.

Assumptions used in determining the fair value of the Company’s options were as follows:

	Year Ended December 31,
	2011	2010
Expected volatility	40% - 45%	69% - 82%
Expected term (years)	5.50 - 6.25	5.50 - 6.25
Expected dividends	0%	0%
Risk free interest rate	1.16% - 2.65%	1.78% - 2.90%

During 2011, the Company granted approximately 2.0 million stock options to its employees and non-employee directors.

A summary of the activity of the Company’s stock options as of December 31, 2011 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at January 1, 2011	3,049	$8.69
Granted	2,031	$8.14
Cancelled or expired	(159)	$8.72
Exercised	(5)	$8.73
Forfeited	(273)	$8.59

Options outstanding at December 31, 2011	4,643	$8.45	8.53	$—

Options vested and exercisable at December 31, 2011	1,347	$8.65	8.02	$—

Options exercisable and expected to vest at December 31, 2011	4,558	$8.46	8.53	$—

The Company recognized $5.6 million, $4.4 million and $0.4 million of stock-based compensation expense related to these options in the years ended December 31, 2011, 2010 and 2009, respectively. To the extent the Company’s actual forfeiture rate is different from its estimate of such forfeitures, the stock-based compensation may differ in future periods.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 were $3.69, $6.13 and $5.61 per share, respectively.

As of December 31, 2011, the total unrecognized cost related to non-vested options was approximately $14.2 million. This cost is expected to be recognized over a weighted average period of 2.7 years. The total fair value of the shares vested during the year ended December 31, 2011 was $4.6 million.

Restricted Stock Unit Awards

The Company granted approximately 0.1 million restricted stock units (“RSUs”) to its non-employee directors during each of 2011 and 2010. The grant-date fair value of the RSUs is based on the closing stock price of the Company’s Common Stock on the date of grant. The RSUs vest over a one year period with 25% vesting on the last day of each calendar quarter.

A summary of the Company’s RSU activity for the year ended December 31, 2011 is as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at January 1, 2011	106	$7.79
Granted	90	$8.29

Outstanding at December 31, 2011	196	$8.02

Vested at December 31, 2011	196

All RSUs granted in 2011 were fully vested as of December 31, 2011. The Company recognized $0.7 million of stock-based compensation expense related to these RSUs in the year ended December 31, 2011.

12. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communications services and products.

The Company derived approximately 23%, 23% and 25% of its total revenue in the years ended December 31, 2011, 2010 and 2009 (following the Acquisition), respectively, and approximately 27% and 32% of its accounts receivable balances at December 31, 2011 and 2010, respectively, from prime contracts or subcontracts with agencies of the U.S. government. The two largest commercial customers accounted for approximately 21% of the Company’s total revenue for the year ended December 31, 2011 and 19% of the Company’s total revenue for both the years ended December 31, 2010 and 2009 (following the Acquisition). The two largest commercial customers represented approximately 14% and 19% of the Company’s accounts receivable balance at December 31, 2011 and 2010, respectively.

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

Net property and equipment by geographic area, was as follows as of December 31:

	2011	2010
	(In thousands)
United States	$79,263	$73,170
Satellites in orbit	188,263	260,293
Iridium NEXT systems under construction	569,439	226,636
All others (1)	6,127	6,420

Total	$843,092	$566,519

(1)	No one other country represented more than 10% of property and equipment, net.

Revenue by geographic area was as follows for the years ended December 31:

	2011	2010
	(In thousands)
United States	$176,043	$167,535
Canada	52,419	49,203
United Kingdom	48,886	40,068
Other countries (1)	106,959	91,367

Total	$384,307	$348,173

(1)	No one other country represented more than 10% of revenue.

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

13. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ compensation. Company-matching contributions to the Plan were $1.1 million, $1.0 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009 (following the Acquisition), respectively. The Company pays all administrative fees related to the Plan.

14. Income Taxes

U.S. and foreign components of income (loss) before income taxes are presented below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
U.S. income (loss)	$64,272	$35,450	$(46,376)
Foreign income	309	162	336

Total income (loss) before income taxes	$64,581	$35,612	$(46,040)

The components of the Company’s income tax provision (benefit) are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current taxes:
Federal provision (benefit)	$82	$716	$(126)
State provision	816	89	440
Foreign provision	567	425	76

Total current tax provision	1,465	1,230	390

Deferred taxes:
Federal provision (benefit)	21,480	9,553	(1,262)
State provision (benefit)	1,958	1,924	(735)
Foreign provision (benefit)	(3)	214	(47)

Total deferred tax provision	23,435	11,691	(2,044)

Total income tax provision (benefit)	$24,900	$12,921	$(1,654)

A reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
U.S. federal statutory tax rate	$22,604	$12,464	$(16,114)
State taxes, net of federal benefit	2,524	1,388	(192)
Arizona tax rate change	(3,126)	—	—
Warrant exchange - nondeductible expenses	—	—	11,941
Other nondeductible expenses	854	582	1,050
Foreign tax rate differential	161	270	180
Branch profit taxes	60	(967)	1,335
Foreign corporation domestication	—	(32)	—
Liability for uncertain tax positions	704	121	23
Provision to return and other adjustments	1,466	(960)	229
Other items	(347)	55	(106)

Total income tax provision (benefit)	$24,900	$12,921	$(1,654)

The components of deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Accruals and reserves	$4,929	$3,663
Deferred revenue	5,144	3,046
Inventory	310	892
Prepaid expenses	(948)	(747)
Other	—	(1,070)

Total net current deferred tax assets	$9,435	$5,784

Fixed assets and intangibles	$(77,833)	$(88,299)
Long-term accruals and reserves	10,460	17,603
Research and development expenditures	(152,604)	(44,872)
Net operating losses	90,568	12,019
Tax credits	3,191	1,263
Transaction costs	366	401
Foreign net operating losses	466	1,214
Other	(1,470)	1,157
Valuation allowance - foreign net operating losses	(441)	(1,214)

Total net non-current deferred tax assets	$(127,297)	$(100,728)

Total net deferred income tax liabilities	$(117,862)	$(94,944)

The Company recognizes valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers: (i) future reversals of existing taxable temporary differences; (ii) future taxable income exclusive of reversing temporary differences and carryforwards; (iii) taxable income in prior carryback year(s) if carryback is permitted under applicable tax law; and (iv) tax planning strategies.

As of December 31, 2011, the Company had deferred tax assets related to cumulative U.S., state and foreign net operating loss carryforwards of approximately $82.2 million, $8.3 million and $0.5 million, respectively. These net operating loss carryforwards expire in various amounts beginning in 2015 through 2031. The Company believes that the U.S. and state net operating losses will be utilized before the expiration dates and as such no valuation allowance has been established for these deferred tax assets. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of alternative minimum taxes, changes in the Company’s ownership and any limitations imposed by the states in which the Company operates. The Company does not expect to utilize the majority of its foreign net operating losses within the respective carryforward periods, and the Company has established a valuation allowance of $0.4 million on this deferred tax asset of $0.5 million. The decrease in valuation allowance is due to expiration of foreign net operating losses.

As of December 31, 2011, the Company also has approximately $1.2 million of deferred tax assets related to research and development tax credits that expire in various amounts in 2028 through 2031, $1.3 million of deferred tax assets related to Alternative Minimum Tax credits which do not expire, and $0.7 million of foreign tax credits which expire in various amounts in 2020 and 2021. The Company believes that these deferred tax assets will be will be utilized within the carryforward period.

The Company’s foreign subsidiary, Baralonco N.V., was a Curacao, Netherlands Antilles entity. This entity benefited from a tax holiday on its taxable income in Curacao which expired on December 31, 2010. As the Company domesticated Baralonco into the U.S. as of December 31, 2010, it is no longer subject to Curacao, Netherlands Antilles income taxation and the expiration of the tax holiday did not result in any adverse tax impact to the Company.

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

Uncertain Income Tax Positions

The Company’s liability for uncertain tax positions includes unrecognized tax benefits related to certain U.S. and foreign transfer pricing adjustments and taxable presence in certain foreign and state jurisdictions.

The Company is subject to income taxes in the U.S., various states and numerous foreign jurisdictions. Significant judgment is required in evaluating tax positions and determining the provision for income taxes. The Company establishes liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. These liabilities are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these liabilities in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of changes to the liability.

The amount of uncertain tax positions if recognized at December 31, 2011 was $1.5 million, as compared to $0.7 million at December 31, 2010. It is anticipated that the amount of unrecognized tax benefit reflected at December 31, 2011 will not materially change in the next 12 months; any changes are not anticipated to have significant impact on the results of operations, financial position or cash flows of the Company. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011 and 2010, any potential interest and penalties on unrecognized tax benefits were not significant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Iridium Communications Inc. is currently under audit in one of its state jurisdictions. Iridium Holdings LLC is currently under audit by the Internal Revenue Service. As of the balance sheet date, we do not expect any significant audit adjustments. There are no other Internal Revenue Service, state or foreign jurisdiction audits. The Company’s corporate U.S. tax returns for 2008, 2009 and 2010 remain subject to examination by tax authorities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	2011	2010
	(In thousands)
Balance at January 1,	$746	$585
Change attributable to tax positions taken in a prior period	234	143
Change attributable to tax positions taken in the current period	485	40
Decrease attributable to lapse of statute of limitations	(15)	(22)

Balance at December 31,	$1,450	$746

15. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are set forth below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Numerator:
Net income (loss)	$39,681	$22,691	$(44,386)
Net income (loss) allocated to participating securities	(29)	(20)	—

Numerator for basic net income (loss) per share	$39,652	$22,671	$(44,386)

Numerator for diluted net income (loss) per share	$39,652	$22,671	$(44,386)

Denominator:
Denominator for basic net income per share - Weighted average outstanding common shares	72,164	70,289	53,964
Dilutive effect of warrants	1,395	2,667	—

Denominator for diluted net income (loss) per share	73,559	72,956	53,964

Net income (loss) per share - basic	$0.55	$0.32	$(0.82)
Net income (loss) per share - diluted	$0.54	$0.31	$(0.82)

At December 31, 2011, 5.8 million warrants and 4.6 million stock options were not included in the computation of diluted net income per share as the effect would be anti-dilutive. After December 31, 2011, the Company granted approximately 0.8 million stock options and 1.0 million RSUs to employees and non-employee directors. These grants could have a dilutive effect on net income per share in future periods.

At December 31, 2010, 14.4 million warrants and 3.0 million stock options were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

As of December 31, 2009, the Company had approximately 28.0 million warrants and 2.6 million stock options outstanding, and because there was a loss for the year ended December 31, 2009, these warrants and options were considered to be anti-dilutive in those periods and therefore were excluded from the weighted average diluted shares outstanding calculation.

16. Selected Quarterly Information (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2011 and 2010:

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands, except per share data)
Revenue	$91,303	$95,903	$102,124	$94,977
Operating income	$16,301	$20,743	$24,198	$15,759
Net income	$8,299	$11,683	$11,337	$8,362
Net income per common share - basic	$0.12	$0.16	$0.15	$0.11
Net income per common share - diluted	$0.11	$0.16	$0.14	$0.11

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except per share data)
Revenue	$81,742	$83,974	$94,527	$87,930
Operating income (loss)	$(4,470)	$5,958	$20,836	$15,036
Net income (loss)	$(1,317)	$3,200	$10,686	$10,122
Net income (loss) per common share - basic	$(0.02)	$0.05	$0.15	$0.14
Net income (loss) per common share - diluted	$(0.02)	$0.04	$0.14	$0.14

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

/s/ Ernst & Young LLP

McLean, Virginia

March 16, 2010

Iridium Holdings LLC – Predecessor Company

Consolidated Statements of Income

(In thousands, except per unit data)

	For the Period from January 1, 2009 to September 29, 2009	Year Ended December 31, 2008
Revenue:
Services:
Government	$56,039	$67,759
Commercial	120,706	133,247
Subscriber equipment	66,206	119,938

Total revenue	242,951	320,944
Operating expenses:
Cost of subscriber equipment sales	33,265	67,570
Cost of services (exclusive of depreciation and amortization)	58,978	69,882
Selling, general and administrative	44,505	55,105
Research and development	17,432	32,774
Depreciation and amortization	10,850	12,535
Transaction costs	12,478	7,959

Total operating expenses	177,508	245,825

Operating profit	65,443	75,119
Other (expense) income:
Interest expense, net of capitalized interest of $324 and $1,303 for the period January 1, 2009 to September 29, 2009 and the year ended December 31, 2008, respectively	(12,829)	(21,094)
Interest income and other income (expense), net	670	(146)

Total other (expense) income	(12,159)	(21,240)

Net income	$53,284	$53,879

Net income attributable to Class A Units	$36,143	$36,456
Weighted average Class A Units outstanding - basic	1,084	1,084
Weighted average Class A Units outstanding - diluted	1,168	1,098
Earnings per unit - basic	$33.34	$33.63
Earnings per unit - diluted	$31.75	$33.40

See accompanying notes to consolidated financial statements

Iridium Holdings LLC – Predecessor Company

Consolidated Statements of Changes in Members’ Deficit and Comprehensive Income

(In thousands except unit data)

	Class A Units		Class B Units
	Number of Units	Amount	Number of Units	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Member’s Deficit	Comprehensive Income
Balance at December 31, 2007	1,083,872	—	455,209	—	761	(3,632)	(75,576)	(78,447)

Equity-based compensation	—	—	—	—	1,964	—	—	1,964
Exchange of profits interests for B Units	—	—	59,382	—	1,704	—	—	1,704
Class A and B Units distributions	—	—	—	—	—	—	(41,800)	(41,800)
Anti-dilution adjustment	—	—	3,421	—	—	—	—	—
Net income	—	—	—	—	—	—	53,879	53,879	$53,879
Other comprehensive income - swap	—	—	—	—	—	470	—	470	470

Balance at December 31, 2008	1,083,872	$—	518,012	$—	$4,429	$(3,162)	$(63,497)	$(62,230)

Total for the year ended December 31, 2008									$54,349

Resignation of board member	—	—	(3,958)	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,616	—	—	2,616
Net income	—	—	—	—	—	—	53,284	53,284	$53,284
Cumulative translation adjustment	—	—	—	—	—	104	—	104	104
Other comprehensive income - swap	—	—	—	—	—	2,028	—	2,028	2,028

Balance at September 29, 2009 (date of acquisition)	1,083,872	$—	514,054	$—	$7,045	$(1,030)	$(10,213)	$(4,198)

Total for the period-ended September 29, 2009 (date of acquisition)									$55,416

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

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Leasehold improvements are depreciated over the shorter of their useful life or their remaining lease term. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Satellite system	14 years
Terrestrial system	7 years
Equipment	3 - 5 years
Gateway system	5 years
Internally developed software and purchased software	3 - 7 years
Building	39 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

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

The current policy has a one-year term, which expires December 8, 2012. The policy coverage is separated into Sections A and B. Liability limits for claims under each of Sections A and B are $500 million per occurrence and $1 billion in the aggregate. The deductible for claims is $250,000 per occurrence.

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

Iridium, a director, and a former officer were named as defendants in a lawsuit commenced in 2007 by a former member of Iridium’s Board of Directors (the “Plaintiff”). The lawsuit alleges, among other things, defamation and tortious interference with the Plaintiff’s economic/business relationship with his principal, an investor in Iridium. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. Iridium settled this claim in May 2009.

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

A description of each of the classes of membership units follows:

Class A Units – All voting rights of the members are vested in the Class A Units. Class A members whose agreed capital commitments were at least $10.0 million or $20.0 million are entitled to appoint, remove, or replace one or two directors to the Board, respectively. Those directors designated by a Class A member who is not in default of its obligations to make capital contributions or provide credit enhancements for the benefit of Iridium are entitled to cast, in the aggregate, such number of votes as equals the member’s agreed capital commitment divided by $10.0 million, rounded down to the nearest whole number, allocated among the directors (if such member has appointed more than one) as the member may specify. In addition, the current Chairman of Iridium is entitled to cast one vote.

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

Class B Units – Pursuant to the LLC Agreement, members holding Class B Units have rights that expressly exclude any right to vote for or appoint directors. Additionally, Class B members receive no distributions until such time as the Class A members have received the return of their full capital contributions. Distributions to certain Class B members are also subject to limitations regarding vesting conditions and satisfaction of threshold amounts (see Note 9). The Board may issue additional Class B Units provided, however, that without the approval of two-thirds of the number of votes entitled to be cast by the directors, the number of Class B Units issued or reserved for issuance may not exceed a certain percentage of the total number of Class A Units and Class B Units then issued or reserved for issuance.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm, Ernst & Young LLP, has audited our 2011 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2011 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iridium Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Iridium Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iridium Communications Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 6, 2012

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G(3) to Form 10-K. Only those sections of the 2012 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2012 Proxy Statement entitled “Board of Directors and Committees,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2012 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2012 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2012 Proxy Statement entitled “Related-Persons Transactions” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2012 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

The financial statement schedules are not included here because required information is included in the consolidated financial statements.

(3) Exhibits

The exhibits that are filed or furnished with this report or that are incorporated by reference herein are set forth in the Exhibit Index on page 105, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: March 6, 2012	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ MATTHEW J. DESCH Matthew J. Desch	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2012

/s/ THOMAS J. FITZPATRICK Thomas J. Fitzpatrick	Chief Financial Officer (Principal Financial Officer)	March 6, 2012

/s/ RICHARD P. NYREN Richard P. Nyren	Vice President and Controller (Principal Accounting Officer)	March 6, 2012

/s/ ROBERT H. NIEHAUS Robert H. Niehaus	Director and Chairman of the Board	March 6, 2012

/s/ J. DARREL BARROS J. Darrel Barros	Director	March 6, 2012

/s/ SCOTT L. BOK Scott L. Bok	Director	March 6, 2012

/s/ THOMAS C. CANFIELD Thomas C. Canfield	Director	March 6, 2012

/s/ PETER M. DAWKINS Peter M. Dawkins	Director	March 6, 2012

/s/ TERRY L. JONES Terry L. Jones	Director	March 6, 2012

/s/ ALVIN B. KRONGARD Alvin B. Krongard	Director	March 6, 2012

/s/ ERIC T. OLSON Eric T. Olson	Director	March 6, 2012

/s/ STEVEN B. PFEIFFER Steven B. Pfeiffer	Director	March 6, 2012

/s/ PARKER W. RUSH Parker W. Rush	Director	March 6, 2012

EXHIBIT INDEX

Exhibit No.	Document

2.1	Transaction Agreement dated September 22, 2008, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2008.

2.2	Amendment to Transaction Agreement dated April 28, 2009, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2009.

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2008.

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.4	Warrant Agreement for $11.50 Warrants between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.1†	COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K/A filed with the SEC on July 1, 2011.

10.2†	Amendment Letter No. 1, dated June 20, 2011, to COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.3	Security Agreement, dated as of October 13, 2010, between the Registrant, Iridium Satellite LLC, Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, SE Licensing LLC, Iridium Government Services LLC, Iridium Constellation LLC, Syncom-Iridium Holdings Corp. and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.4	Pledge Agreement, dated as of October 13, 2010, between the Registrant, Syncom-Iridium Holdings Corp., Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Satellite LLC, Iridium Constellation LLC and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.5	Stock Pledge Agreement, dated as of October 13, 2010, between the Registrant and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

Exhibit No.	Document

10.6†	Settlement Agreement between Iridium Holdings LLC, Iridium Satellite LLC, the Registrant and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.7†	Promissory Note issued by Iridium Satellite LLC to Motorola, Inc., incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.8†	Security Agreement, dated as of September 30, 2010, between Iridium Satellite LLC and Deutsche Bank Trust Company Americas, acting as Collateral Agent, incorporated by reference to Exhibit C to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.9	Guaranty, dated as of September 30, 2010, by Iridium Holdings LLC and the Registrant in favor of Motorola, Inc., incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.10	Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.11	Amendment No. 1 to Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of December 30, 2010, incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.12†	System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.13	Supplemental Subscriber Equipment Technology Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.14†	Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France, dated June 1, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on October 29, 2010.

10.15†	Amendment No. 1 to the Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 14, 2011.

10.16†	Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 1, 2010, incorporated by reference to Annex 1 to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on October 29, 2010.

10.17†	Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 14, 2011.

10.18†	Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.19†	Amendment No. 3 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2010, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.20†	Amendment No. 4 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated as of April 29, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.21†	Amendment No. 5 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 12, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011.

10.22††	Amendment No. 6 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 24, 2011.

Exhibit No.	Document

10.23†	Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated March 19, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.24†	Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.25†	Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 14, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.26†	Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, dated as of May 28, 2010, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.27	Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.28†	Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September 7, 2010, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.29	Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.30	Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.31	Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.32†	Amended and Restated Contract Boeing No. BSC-2000-001 between Iridium Constellation LLC and The Boeing Company for Transition, Operations and Maintenance, Engineering Services, and Re-Orbit of the Iridium Communications System, dated as of May 28, 2010, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.33	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.34†	Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.35†	Amended and Restated Agreement for Manufacture, dated January 1, 2007, among Iridium Satellite LLC and Celestica Corporation, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.36*	Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.37*	Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.38*	Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

Exhibit No.	Document

10.39*	Employment Agreement between the Registrant and S. Scott Smith, dated as of March 2010.

10.40*	Amendment to Employment Agreement between the Registrant and S. Scott Smith, dated as of December 31, 2010.

10.41*	Employment Agreement between the Registrant and Gregory Ewert, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.42*	Employment Agreement between the Registrant and John Roddy, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.43*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.44	Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed with the SEC on February 4, 2008.

10.45*	Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.46*	Form of Stock Appreciation Right Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.47*	Form of Restricted Stock Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.48*	Form of Restricted Stock Unit Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan.

10.49*	Performance Share Program established under the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

10.50*	Form of Performance Share Award Agreement for use in connection with the Performance Share Program established under the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

10.51*	Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.52*	Form of Stock Option Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.53*	Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.54*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.55*	Summary of approved 2010 compensation, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2010.

10.56*	2011 Executive Bonus Plan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit No.	Document

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

†	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
*	Denotes compensatory plan, contract or arrangement.