Form 10-Q
period 2012-03-31
Iridium Communications Inc.
filed 2012-05-03
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 27, 2012 was 73,205,008.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,928	$136,366
Accounts receivable, net	58,804	57,418
Inventory	16,258	15,077
Deferred tax assets, net	9,436	9,435
Income tax receivable	4,348	4,330
Prepaid expenses and other current assets	5,167	4,616
Total current assets	240,941	227,242
Property and equipment, net	954,637	843,092
Restricted cash	40,646	27,154
Other assets	521	584
Intangible assets, net	80,290	83,552
Deferred financing costs	107,007	105,523
Goodwill	87,039	87,039
Total assets	$1,511,081	$1,374,186

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$115,447	$24,816
Accrued expenses and other current liabilities	36,286	29,791
Interest payable	7,882	5,838
Deferred revenue	36,281	35,445
Total current liabilities	195,896	95,890
Accrued satellite operations and maintenance expense, net of current portion	18,730	19,065
Credit facility	441,076	417,133
Deferred tax liabilities, net	126,300	127,297
Other long-term liabilities	13,572	13,534
Total liabilities	795,574	672,919

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized and 73,205 shares issued and outstanding	73	73
Additional paid-in capital	683,571	681,781
Retained earnings	32,056	19,638
Accumulated other comprehensive loss, net of taxes	(193)	(225)
Total stockholders' equity	715,507	701,267
Total liabilities and stockholders' equity	$1,511,081	$1,374,186

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue:
Services	$66,848	$61,170
Subscriber equipment	21,540	24,410
Engineering and support services	5,086	5,723
Total revenue	93,474	91,303

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	18,003	16,939
Cost of subscriber equipment	13,342	13,045
Research and development	5,689	4,268
Selling, general and administrative	18,148	17,419
Depreciation and amortization	24,204	23,331
Total operating expenses	79,386	75,002

Operating income	14,088	16,301

Other income (expense):
Interest income, net	68	285
Undrawn credit facility fees	(2,779)	(4,298)
Other income (expense), net	92	(78)
Total other expense	(2,619)	(4,091)
Income before income taxes	11,469	12,210
Benefit from (provision for) income taxes	949	(3,911)
Net income	12,418	8,299

Foreign currency translation adjustments	32	31
Comprehensive income	$12,450	$8,330

Weighted average shares outstanding - basic	73,401	70,360
Weighted average shares outstanding - diluted	75,337	72,668
Net income per share - basic	$0.17	$0.12
Net income per share - diluted	$0.16	$0.11

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net cash provided by operating activities	$36,385	$32,182

Cash flows from investing activities:
Capital expenditures	(34,791)	(56,223)
Net cash used in investing activities	(34,791)	(56,223)

Cash flows from financing activities:
Borrowings under credit facility	23,944	39,581
Payment of deferred financing fees	(1,483)	(18,064)
Cash restricted for debt service reserve	(13,493)	(13,500)
Proceeds from exercise of stock options and warrants	-	34
Net cash provided by financing activities	8,968	8,051

Net increase (decrease) in cash and cash equivalents	10,562	(15,990)
Cash and cash equivalents, beginning of period	136,366	119,932
Cash and cash equivalents, end of period	$146,928	$103,942

Supplemental cash flow information:
Income taxes paid	$204	$-

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$107,078	$19,811
Interest capitalized but not paid	$4,903	$2,277
Stock-based compensation capitalized	$122	$118

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Iridium Communications Inc. (the “Company”) was initially formed in 2007 as GHL Acquisition Corp., a special purpose acquisition company. The Company acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC in a transaction accounted for as a business combination on September 29, 2009 (the “Acquisition”). In accounting for the Acquisition, the Company was deemed the legal and accounting acquirer. On September 29, 2009, as a result of the Acquisition, the Company changed its name to Iridium Communications Inc.

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

2. Significant Accounting Policies

Principles of Consolidation

The Company has prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. The accompanying condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All material intercompany transactions and balances have been eliminated.

In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). While the Company believes that the disclosures are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the 2011 annual consolidated financial statements and notes included in its Form 10-K filed with the SEC on March 6, 2012.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at March 31, 2012 and December 31, 2011 consisted of cash deposited in institutional money market funds, regular interest bearing and non-interest bearing depository accounts and certificates of deposit with commercial banks. The Company is required to maintain a minimum cash reserve for debt service related to the $1.8 billion loan facility (the “Credit Facility”). As of March 31, 2012 and December 31, 2011, the Company’s restricted cash balance, which represents a minimum cash reserve for debt service related to the Credit Facility and any interest earned on these amounts, was $40.6 million and $27.2 million, respectively.

Fair Value Measurements

Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

The fair values of short-term financial instruments (primarily cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, and deferred revenue) approximated their carrying values as of the dates of the accompanying condensed consolidated balance sheets because of their short-term nature.

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the statement of operations in a manner consistent with the classification of the employee’s or non-employee director’s compensation. Stock-based awards to non-employee consultants are expensed at their fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Non-employee directors elected to receive a portion of their 2012 annual compensation in the form of equity awards, in an aggregate of approximately 106,000 stock options and 106,000 RSUs. These stock options and RSUs were granted in January 2012 and vest over a one-year period with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was $0.3 million. The estimated aggregate grant-date fair value of the RSUs was $0.8 million.

During the three months ended March 31, 2012, the Company granted approximately 599,000 stock options, 570,000 service-based RSUs, and 234,000 performance-based RSUs to its employees. Employee stock options and service-based RSUs vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The performance-based RSUs were awarded to the Company’s executives. Vesting of the performance-based RSUs is dependent upon the Company’s achievement of certain performance goals over a two-year measurement period. The number of performance-based RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. Provided that the Company achieves the performance goals, 50% of the RSU awards will vest after two years and the remaining 50% after the third year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. The estimated aggregate grant-date fair values of the stock options, service-based RSUs, and performance-based RSUs granted to employees during the three months ended March 31, 2012 were $2.0 million, $4.3 million, and $1.8 million, respectively.

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment. During the three months ended March 31, 2012, certain production issues were identified related to the Iridium Extreme® satellite handset. A reserve for the remediation of these issues contributed $1.2 million to the warranty provision in the quarter. Changes in the warranty reserve during the three months ended March 31, 2012 were as follows:

Three Months Ended
March 31, 2012
(in thousands)
Balance at beginning of the period	$4,101
Provision	1,996
Utilization	(807)
Balance at end of the period	$5,290

3. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT. The total price under the FSD is $2.2 billion, and the Company expects payment obligations under the FSD to extend into the third quarter of 2017. As of March 31, 2012, the Company had made aggregate payments of $480.5 million to Thales, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). The SpaceX Agreement, as amended, has a maximum price of $492.0 million. As of March 31, 2012, the Company had made aggregate payments of $43.9 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement provides for the purchase of up to six launches with options to purchase additional launches.  Each launch could carry two satellites.  If all six launches are purchased, the Company will pay Kosmotras a total of $184.3 million.  As of March 31, 2012, the Company had made aggregate payments of $11.2 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. If the Company elects to purchase all six launches, the remaining amounts owed under the contract will be paid through 2015 or 2016, depending on the launch schedule.

Based on the terms of the Kosmotras Agreement, if the Company does not purchase any launches by March 31, 2013, the Kosmotras Agreement will terminate and any amounts paid by the Company to Kosmotras in excess of $15.1 million will be refunded.

Credit Facility

In October 2010, the Company entered into the Credit Facility with a syndicate of bank lenders. The Company had borrowed an aggregate total of $441.1 million and $417.1 million as of March 31, 2012 and December 31, 2011, respectively. The unused portion of the Credit Facility as of March 31, 2012 and December 31, 2011 was $1.4 billion. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for repayment. As of March 31, 2012, the minimum required cash reserve balance was $40.5 million. This amount is included in restricted cash in the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility and will be $189.0 million at the beginning of the repayment period, which is expected to begin in 2017.

Interest costs incurred under the Credit Facility were $5.0 million for the three months ended March 31, 2012. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the assets. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $5.0 million in interest incurred during the three months ended March 31, 2012 consisted of $1.5 million payable in cash and $3.5 million payable by deemed loans. No payments were made during the quarter. Total interest payable associated with the Credit Facility was $7.9 million and is included in interest payable in the accompanying condensed consolidated balance sheet as of March 31, 2012.

The Company also pays a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. Total commitment fee payable on the undrawn portion of the Credit Facility was $5.6 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2012.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

4. Equity Transactions

Private Warrant Exchanges

During 2011, the Company entered into several private transactions (the “Private Warrant Exchanges”) to exchange shares of its common stock for outstanding stock purchase warrants to purchase its common stock at an exercise price of $11.50 per share (the “$11.50 Warrants”). As a result of these transactions, the Company issued an aggregate of 1,643,453 shares of its common stock in exchange for an aggregate of 8,167,541 of the $11.50 Warrants.

Tender Offer Warrant Exchange

During 2011, the Company initiated and completed a tender offer to exchange outstanding $11.50 Warrants for shares of its common stock (the “Tender Offer Warrant Exchange”). As a result of the Tender Offer Warrant Exchange, the Company issued an aggregate of 1,303,267 shares of its common stock in exchange for an aggregate of 5,923,963 of the $11.50 Warrants.

As a result of the Private Warrant Exchanges and the Tender Offer Warrant Exchange, approximately 277,000 of the $11.50 Warrants remained outstanding as of March 31, 2012.

5. Net Income Per Share

The computations of basic and diluted net income per share are set forth below:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$12,418	$8,299
Net income allocated to participating securities	(17)	(10)
Numerator for basic net income per share	$12,401	$8,289
Numerator for diluted net income per share	$12,401	$8,289

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	73,401	70,360
Dilutive effect of stock options	1	2
Dilutive effect of warrants	1,935	2,306
Denominator for diluted net income per share	75,337	72,668

Net income per share - basic	$0.17	$0.12
Net income per share - diluted	$0.16	$0.11

For the three months ended March 31, 2012, warrants to purchase 0.3 million shares of common stock and stock options to purchase 4.2 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

For the three months ended March 31, 2011, warrants to purchase 14.4 million shares of common stock and stock options to purchase 4.5 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 6, 2012 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 6, 2012 could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Background

We were initially formed in 2007 as GHL Acquisition Corp., a special purpose acquisition company. We acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC, or Iridium Holdings, in a transaction accounted for as a business combination on September 29, 2009. We refer to this transaction as the Acquisition. We refer to Iridium Holdings, together with its direct and indirect subsidiaries, as Iridium. In accounting for the Acquisition, we were deemed the legal and accounting acquirer and Iridium the legal and accounting acquiree. On September 29, 2009, as a result of the Acquisition, we changed our name to Iridium Communications Inc.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing over 73 service providers, 175 value-added resellers, or VARs, and 56 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At March 31, 2012, we had approximately 544,000 billable subscribers worldwide, an increase of 22% from approximately 447,000 billable subscribers at March 31, 2011. We have a diverse customer base, with end-users in the following vertical markets: land-based handset; maritime; aviation; machine-to-machine, or M2M; and government.

We expect a higher proportion of our future revenue will be derived from service revenue than in the past. Revenues from providing voice and M2M data service historically have generated higher gross margins than sales of subscriber equipment.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, and on hardware and software upgrades to our ground infrastructure in preparation for Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our information technology systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. We believe our $1.8 billion loan facility, or the Credit Facility, together with internally generated cash flows, including cash flows from hosted payloads and potential proceeds from our outstanding stock purchase warrants, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017. As of April 27, 2012, we had borrowed a total of $537.2 million under the Credit Facility. For more information about our sources of funding, refer to “Liquidity and Capital Resources.”

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by the U.S. Department of Defense, or DoD, disaster and relief agencies and emergency first responders;

•	a broad and expanding wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the receipt of licenses to sell our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop products and services for Iridium NEXT, including our ability to continue to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites;

•	our ability to obtain sufficient internally generated cash flows, including cash flows from hosted payloads and proceeds from our outstanding stock purchase warrants, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network until and during the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	changes in demand from U.S. government customers, particularly the DoD;

•	market acceptance of our products;

•	regulatory requirements, in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•	reliance on single source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•	reliance on a few significant customers for a substantial portion of our revenue, where the loss or decline in business with any of these customers may negatively impact our revenue.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
		% of Total		% of Total	Change
($ in thousands)	2012	Revenue	2011	Revenue	Dollars	Percent
Revenue:
Services	$66,848	72%	$61,170	67%	$5,678	9%
Subscriber equipment	21,540	23%	24,410	27%	(2,870)	(12)%
Engineering and support services	5,086	5%	5,723	6%	(637)	(11)%
Total revenue	93,474	100%	91,303	100%	2,171	2%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	18,003	19%	16,939	18%	1,064	6%
Cost of subscriber equipment	13,342	14%	13,045	14%	297	2%
Research and development	5,689	6%	4,268	5%	1,421	33%
Selling, general and administrative	18,148	20%	17,419	19%	729	4%
Depreciation and amortization	24,204	26%	23,331	26%	873	4%
Total operating expenses	79,386	85%	75,002	82%	4,384	6%
Operating income	$14,088	15%	$16,301	18%	$(2,213)	(14)%

Revenue

Total revenue increased by 2% to $93.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This increase in revenue was principally due to a 22% year-over-year growth in billable subscribers to approximately 544,000 at March 31, 2012.

Service Revenue

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice	$41.9	313	$45	$38.9	278	$47	$3.0	35	$(2)
Commercial M2M data	9.2	183	18	6.4	123	18	2.8	60	-
Total	51.1	496		45.3	401		5.8	95
Government voice	15.1	36	138	15.4	37	140	(0.3)	(1)	(2)
Government M2M data	0.6	12	18	0.5	9	22	0.1	3	(4)
Total	15.7	48		15.9	46		(0.2)	2
Total	$66.8	544		$61.2	447		$5.6	97

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 9% for the three months ended March 31, 2012, compared to the prior year period, primarily due to growth in billable subscribers.

Commercial voice revenue increased principally due to billable subscriber growth, including growth related to Iridium OpenPort®, our broadband data maritime service, and an increase in revenue from prepaid services, partially offset by a decrease in ARPU for commercial voice. The decrease in commercial voice ARPU was due to a decline in average minutes of use per post-paid subscriber, partially offset by growth in the higher ARPU Iridium OpenPort service. Future growth in commercial voice revenue may be negatively affected by reductions in non-U.S. defense spending and deployed non-U.S. troop levels.

Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. Commercial M2M data ARPU remained flat compared to the prior year period.

Government voice revenue decreased, principally due to a small decline in billable subscribers. Government voice ARPU decreased due to a higher proportion of billable subscribers on the lower priced plans for Netted IridiumSM, a service that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Government M2M data ARPU decreased compared to the prior year period, primarily due to growth in subscribers using plans that generate lower revenue per unit. We expect government voice ARPU to be lower in 2012 compared to 2011 as usage of lower priced Netted Iridium continues to grow as a percentage of overall government voice subscribers. Future growth in government voice and M2M data billable subscribers and revenue may be negatively affected by reductions in U.S. defense spending and deployed troop levels, and a corresponding decrease in subscribers under our agreements with the U.S. government, which account for a majority of our government services revenue and are subject to annual renewals.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased 12% for the three months ended March 31, 2012 from the prior year period. The decrease in subscriber equipment revenue was primarily due to lower unit sales of the Iridium 9555 satellite handset. During the first quarter of 2011, certain incentive pricing was available for bulk customer orders. Similar incentive pricing was not available in the first quarter of 2012. These declines were partially offset by increased volume in unit sales of the new Iridium Extreme® satellite handset, which was introduced in September 2011. Future subscriber equipment sales to the U.S. government through non-government distributors may be negatively affected by reductions in U.S. defense spending and deployed troop levels.

Engineering and Support Service Revenue

Engineering and support service revenue decreased 11% for the three months ended March 31, 2012 compared to the prior year period, primarily due to a decrease in revenue from government-sponsored research and development contracts.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased 6% for three months ended March 31, 2012 from the prior year period, primarily due to increased costs related to the operations and maintenance agreement with the Boeing Company for our current satellite constellation.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consists of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment increased 2% for the three months ended March 31, 2012 compared to the prior year period. This increase was driven by a $1.2 million increase in our warranty reserve during the first quarter of 2012 due to certain production issues related to the Iridium Extreme satellite handset. Excluding this warranty provision, the cost of subscriber equipment declined by 7% from the prior year period due to a decline in satellite handset unit sales and a shift in product mix to the higher cost Iridium Extreme satellite handset..

Research and Development

Research and development expense increased 33% for the three months ended March 31, 2012 from the prior year period. The increase was primarily driven by an increase in research and development associated with Iridium NEXT projects.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $2.8 million for the three months ended March 31, 2012 compared to $4.3 million for the prior year period. The decrease of the commitment fee on the undrawn portion is directly proportionate to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT.

Benefit from (Provision for) Income Taxes

For the three months ended March 31, 2012, our income tax benefit was $0.9 million compared to an income tax expense of $3.9 million for the prior year period.  Our March 31, 2012 quarter-to-date effective tax rate was approximately (8.3%) compared to 32.0% for the quarter ended March 31, 2011. The decrease primarily resulted from a benefit in our 2012 year-to-date income tax expense of $5.2 million related to the impact on our historical deferred tax assets and liabilities of a change in the Arizona tax law enacted in the first quarter of 2012.  As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Liquidity and Capital Resources

As of March 31, 2012, our total cash and cash equivalents balance was $146.9 million. Our principal sources of liquidity are existing cash, internally generated cash flows and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, including the design, build and launch of Iridium NEXT, working capital and research and development expenses.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Credit Facility, with the remainder to be funded from internally generated cash flows, including potential cash flows from hosted payloads on our Iridium NEXT satellites and proceeds from our outstanding stock purchase warrants. As of March 31, 2012, the full exercise of warrants with exercise prices less than the closing price of our common stock on that date would have provided us with $95.6 million of proceeds.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations or that our outstanding stock purchase warrants will be exercised for cash. If we do not have access to those expected sources of liquidity, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, we will require even more external funding than planned. Our ability to obtain additional funding may be adversely affected by a number of factors, including the global economic downturn and related tightening of the credit markets, and we cannot assure you that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

As of March 31, 2012, we had borrowed a total of $441.1 million under the Credit Facility. The unused portion of the Credit Facility as of March 31, 2012 was $1.4 billion. Under the terms of the Credit Facility, we were required to maintain a minimum cash reserve for debt service of $40.5 million as of March 31, 2012, which is classified as restricted cash on the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to begin in 2017. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows

The following section highlights our cash flows for the three months ended March 31, 2012 and 2011:

	2012	2011	Change
	(in thousands)
Cash provided by operating activities	$36,385	$32,182	$4,203
Cash used in investing activities	$(34,791)	$(56,223)	$21,432
Cash provided by financing activities	$8,968	$8,051	$917

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the three months ended March 31, 2012 compared to the year ago period was primarily driven by a $3.5 million increase in working capital cash flow.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 decreased compared to the same period in the prior year primarily due to lower capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellite, network and gateway operations. This decline in cash capital expenditures was primarily driven by the timing of payments as evidenced by the $87.3 million increase in property and equipment received but not yet paid for on the condensed consolidated statements of cash flows for the three months ended March 31, 2012 compared to the prior year period.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 increased by $0.9 million compared to the same period in the prior year primarily due to a $16.6 million decrease in payments of financing fees incurred in conjunction with obtaining the Credit Facility. This reduction in cash outflow was partially offset by a $15.6 million decrease in proceeds from borrowings under the Credit Facility compared to the prior year period.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Seasonality

Our results of operations have been subject to seasonal usage changes for commercial customers, and we expect that our results will be affected by similar seasonality effects in the future. March through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. U.S. government revenue and commercial M2M revenue have been less subject to seasonal usage changes.

Accounting Developments

None.

ITEM  3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash and cash equivalents balance is subject to interest rate fluctuations. For the quarter ended March 31, 2012, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We entered into the Credit Facility in October 2010 and had borrowed $441.1 million under the Credit Facility as of March 31, 2012. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. However, had the currently outstanding borrowings under the Credit Facility been outstanding throughout the quarter ended March 31, 2012, a one-half percentage point increase or decrease in the LIBOR would not have had a material effect on our interest cost.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and accounts payable. We maintain our cash and cash equivalents with financial institutions with high credit ratings and at times maintain the balance of our deposits in excess of federally insured (FDIC) limits. The majority of our cash is swept nightly into a money market fund invested in U.S. treasuries. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

ITEM  4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM  1.      LEGAL PROCEEDINGS.

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM  1A.   RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 6, 2012. There have been no material changes to the risk factors set forth in that report.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM  3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

See the exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: May 3, 2012

EXHIBIT INDEX

Exhibit	Description

10.1††	Amendment No. 7 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 12, 2012.

10.2††	Amendment No. 8 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 13, 2012.

10.3	Performance Share Program established under the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 24, 2012.

10.4	Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 24, 2012.

10.5	2012 Executive Cash Performance Bonus Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2012.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101**	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 3, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011;
(ii)	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 and 2011;
(iii)	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and
(iv)	Notes to Condensed Consolidated Financial Statements.

††	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Furnished electronically herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

