Form 10-Q
period 2012-06-30
Iridium Communications Inc.
filed 2012-08-02
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 25, 2012 was 74,010,232.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$166,662	$136,366
Accounts receivable, net	59,378	57,418
Inventory	18,571	15,077
Deferred tax assets, net	9,435	9,435
Income tax receivable	4,347	4,330
Prepaid expenses and other current assets	6,318	4,616
Total current assets	264,711	227,242
Property and equipment, net	1,008,636	843,092
Restricted cash	40,664	27,154
Other assets	585	584
Intangible assets, net	77,027	83,552
Deferred financing costs	114,227	105,523
Goodwill	87,039	87,039
Total assets	$1,592,889	$1,374,186

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$48,274	$24,816
Accrued expenses and other current liabilities	31,453	29,791
Interest payable	4,397	5,838
Deferred revenue	38,878	35,445
Total current liabilities	123,002	95,890
Accrued satellite operations and maintenance expense, net of current portion	18,396	19,065
Credit facility	567,988	417,133
Deferred tax liabilities, net	134,251	127,297
Other long-term liabilities	13,974	13,534
Total liabilities	857,611	672,919

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 73,210 shares issued and outstanding at June 30, 2012, and 73,205 shares issued and outstanding at December 31, 2011	73	73
Additional paid-in capital	685,796	681,781
Retained earnings	49,719	19,638
Accumulated other comprehensive loss, net of taxes	(310)	(225)
Total stockholders' equity	735,278	701,267
Total liabilities and stockholders' equity	$1,592,889	$1,374,186

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue:
Services	$68,485	$65,156	$135,333	$126,326
Subscriber equipment	23,914	21,913	45,454	46,323
Engineering and support services	4,922	8,834	10,008	14,557
Total revenue	97,321	95,903	190,795	187,206

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	15,988	19,758	33,991	36,697
Cost of subscriber equipment	13,292	12,062	26,634	25,107
Research and development	3,429	3,379	9,118	7,647
Selling, general and administrative	17,970	16,297	36,118	33,716
Depreciation and amortization	18,368	23,664	42,572	46,995
Total operating expenses	69,047	75,160	148,433	150,162

Operating income	28,274	20,743	42,362	37,044

Other income (expense):
Interest income, net	121	262	189	547
Undrawn credit facility fees	(2,582)	(3,204)	(5,361)	(7,503)
Other income (expense), net	(31)	36	61	(41)
Total other expense	(2,492)	(2,906)	(5,111)	(6,997)
Income before income taxes	25,782	17,837	37,251	30,047
Provision for income taxes	(8,119)	(6,154)	(7,170)	(10,065)
Net income	17,663	11,683	30,081	19,982

Foreign currency translation adjustments	(117)	140	(85)	171
Comprehensive income	$17,546	$11,823	$29,996	$20,153

Weighted average shares outstanding - basic	73,430	71,519	73,414	70,943
Weighted average shares outstanding - diluted	76,061	73,653	75,738	73,164
Net income per share - basic	$0.24	$0.16	$0.41	$0.28
Net income per share - diluted	$0.23	$0.16	$0.40	$0.27

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

 Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net cash provided by operating activities	$89,389	$84,082

Cash flows from investing activities:
Capital expenditures	(186,704)	(170,871)
Net cash used in investing activities	(186,704)	(170,871)

Cash flows from financing activities:
Borrowings under credit facility	150,855	130,127
Payment of deferred financing fees	(9,778)	(23,793)
Cash restricted for debt service reserve	(13,510)	(13,528)
Proceeds from exercise of stock options and warrants	44	41
Repayment of note payable	-	(22,223)
Net cash provided by financing activities	127,611	70,624

Net increase (decrease) in cash and cash equivalents	30,296	(16,165)
Cash and cash equivalents, beginning of period	136,366	119,932
Cash and cash equivalents, end of period	$166,662	$103,767

Supplemental cash flow information:
Interest paid	$2,907	$-
Income taxes paid	$254	$-

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$26,724	$41,384
Interest capitalized but not paid	$5,471	$1,832
Stock-based compensation capitalized	$311	$282

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at June 30, 2012 and December 31, 2011 consisted of cash deposited in institutional money market funds, regular interest bearing and non-interest bearing depository accounts and certificates of deposit with commercial banks. The Company is required to maintain a minimum cash reserve for debt service related to the $1.8 billion loan facility (the “Credit Facility”). As of June 30, 2012 and December 31, 2011, the Company’s restricted cash balance, which represents a minimum cash reserve for debt service related to the Credit Facility and any interest earned on these amounts, was $40.7 million and $27.2 million, respectively.

Depreciation Expense

The Company calculates depreciation expense using the straight line method and evaluates the appropriateness of the useful life used in this calculation on a quarterly basis.  During the second quarter of 2012, the Company updated its analysis of the current satellite constellation’s health and remaining useful life. Based on the results of this analysis, the Company estimates that its current constellation of satellites will be operational for longer than previously expected.  As a result, the estimated useful life of the current constellation has been extended and is consistent with the expected deployment of the Company’s next-generation satellite constellation (“Iridium NEXT”). This change in estimated useful life resulted in a decrease in depreciation expense compared to the prior-year periods. The change in accounting estimate reduced the depreciation expense by $6.6 million for the three and six months ended June 30, 2012 and increased basic and diluted net income per share by $0.05 for the three and six months ended June 30, 2012.  The Company will continue to evaluate the useful life of its current constellation of satellites on an ongoing basis through full deployment and activation of Iridium NEXT.

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

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the statement of operations in a manner consistent with the classification of the employee’s or non-employee director’s compensation. Stock-based awards to non-employee consultants are expensed at their fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income. During the six months ended June 30, 2012, certain production issues were identified related to the Iridium Extreme® satellite handset. A reserve for the remediation of these issues contributed $1.2 million to the warranty provision during the six months ended June 30, 2012. Changes in the warranty reserve during the six months ended June 30, 2012 were as follows:

Six Months Ended
June 30, 2012
(in thousands)
Balance at beginning of the period	$4,101
Provision	2,570
Utilization	(1,718)
Balance at end of the period	$4,953

3. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT. The total price under the FSD is $2.2 billion, and the Company expects payment obligations under the FSD to extend into the third quarter of 2017. As of June 30, 2012, the Company had made aggregate payments of $611.4 million to Thales, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). As of June 30, 2012, the Company had made aggregate payments of $43.9 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

In August 2012, the Company entered into an amendment to the SpaceX Agreement (the “SpaceX Amendment”). The SpaceX Amendment reduced the number of contracted launches and increased the number of satellites to be carried on each launch vehicle. The SpaceX Amendment also reduced the maximum price under the SpaceX Agreement from $492.0 million to $453.1 million. The Company's obligations to SpaceX under the SpaceX Amendment for the six months ending December 31, 2012 and the years ending December 31, 2013, 2014, 2015, 2016 and 2017 are $21.2 million, $4.6 million, $83.5 million, $169.1 million, $109.0 million and $21.8 million, respectively.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement provides for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites.  If all six launches are purchased, the Company will pay Kosmotras a total of $184.3 million. As of June 30, 2012, the Company had made aggregate payments of $11.2 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. If the Company elects to purchase all six launches, the remaining amounts owed under the contract will be paid through 2015 or 2016, depending on the launch schedule.

Based on the terms of the Kosmotras Agreement, if the Company does not purchase any launches by March 31, 2013, the Kosmotras Agreement will terminate and any amounts paid by the Company to Kosmotras in excess of $15.1 million will be refunded.

Harris

In June 2012, Aireon LLC (“Aireon”), an indirect wholly owned subsidiary of the Company, entered into an agreement with Harris Corporation for the design, development and production of the payload for each of the planned Iridium NEXT satellites (the “Harris Agreement”). The Harris Agreement does not provide for any guarantee of payment by Iridium Communications Inc. or Iridium Satellite LLC, but the Company intends to make available an equity injection into Aireon in the form of up to $10 million worth of airtime credits to be used to satisfy a portion of the payments to be made by Aireon under the Harris Agreement in the event that Aireon cannot make such payments. Aireon’s obligations to Harris Corporation under the Harris Agreement for the six months ending December 31, 2012 and the years ending December 31, 2013, 2014, 2015, 2016 and 2017 are $9.5 million, $27.5 million, $49.0 million, $20.9 million, $6.2 million and $1.6 million, respectively.

Credit Facility

In October 2010, the Company entered into a $1.8 billion loan facility (the “Credit Facility”) with a syndicate of bank lenders (the “Lenders”). The Company had borrowed an aggregate total of $568.0 million as of June 30, 2012. The unused portion of the Credit Facility as of June 30, 2012 was $1.2 billion. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for repayment. As of June 30, 2012, the minimum required cash reserve balance was $40.5 million. This amount is included in restricted cash in the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility and will be $189.0 million at the beginning of the repayment period, which is expected to begin in 2017.

Interest costs incurred under the Credit Facility were $6.1 million and $11.1 million for the three and six months ended June 30, 2012, respectively. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $11.1 million in interest incurred during the six months ended June 30, 2012 consisted of $3.4 million payable in cash, of which $2.1 million was paid during the period and $1.3 million was accrued at period-end, and $7.7 million payable by deemed loans, of which $4.6 million was paid during the period and $3.1 million was accrued at period-end. The $6.1 million in interest incurred during the three months ended June 30, 2012 consisted of $1.9 million payable in cash and $4.2 million payable by deemed loans; no payments were made during the quarter. Total interest payable associated with the Credit Facility was $4.4 million and is included in interest payable in the accompanying condensed consolidated balance sheet as of June 30, 2012.

The Company also pays a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. The total commitment fee payable on the undrawn portion of the Credit Facility was $2.5 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2012.

In August 2012, the Company entered into a supplemental agreement (the “Supplemental Agreement”) with the Lenders under the Credit Facility, to amend and restate the Credit Facility. The Credit Facility, as amended by the Supplemental Agreement, authorizes the Company to fund and operate Aireon for the purpose of establishing a space-based Automatic Dependent Surveillance-Broadcast business. Specifically, the amended Credit Facility excludes Aireon from the group of companies (Iridium Communications Inc. and its material subsidiaries) that are obligors under the Credit Facility and from the Company’s consolidated financial results for purposes of calculating compliance with the financial covenants. The amended Credit Facility allows the Company to make a $12.5 million investment in Aireon, the equity injection of up to $10 million worth of airtime credits in connection with the Harris Agreement described above, if needed, and an additional investment of up to $15 million raised from issuances of the Company’s common equity. The amended Credit Facility requires the Company to use any net distributions received from Aireon to repay its debt obligations under the Credit Facility and to grant the Lenders a security interest in the Company’s ownership interest in Aireon. The Supplemental Agreement does not modify the principal amount, interest rates, repayment dates, or maturity of the Credit Facility. The amended Credit Facility includes revised financial covenant levels to reflect changes in timing of expected receipts of cashflows from secondary payloads and other changing business conditions and revised launch and backup launch requirements to permit the amendment to the Company’s launch services agreement with SpaceX. Also, the Supplemental Agreement requires the Company to raise convertible preferred or common equity by April 30, 2013 in an amount approximately equal to any unexercised portion of the warrants to purchase the Company’s common stock at a price of $7.00 per share, which expire in February 2013.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

4. Stock-Based Compensation

During 2009, the Company’s stockholders approved a stock incentive plan (the “2009 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of December 31, 2011, 8.0 million shares of common stock were authorized for issuance as awards under the 2009 Stock Incentive Plan. In May 2012, the Company’s stockholders approved a new stock incentive plan (the “2012 Stock Incentive Plan”). The 2012 Stock Incentive Plan is intended as the successor to and continuation of the 2009 Stock Incentive Plan. Following the adoption of the 2012 Stock Incentive Plan, no additional stock awards may be granted under the 2009 Stock Incentive Plan. The aggregate number of shares of common stock initially authorized for issuance under the 2012 Stock Incentive Plan is 13,416,019 shares, which represents the sum of (A) 5,423,206 newly authorized shares, plus (B) the number of shares available for issuance under the 2009 Stock Incentive Plan prior to adoption of the 2012 Stock Incentive Plan, in an amount not to exceed 1,576,794 shares, plus (C) up to 6,416,019 shares subject to grants made for issuance under the 2009 Stock Incentive Plan that may become available for issuance under the 2012 Stock Incentive Plan from time to time as a result of expiration or termination of outstanding awards under the 2009 Stock Incentive Plan prior to exercise or vesting.

Non-employee directors elected to receive a portion of their 2012 annual compensation in the form of equity awards, in an aggregate of approximately 106,000 stock options and 106,000 RSUs. These stock options and RSUs were granted in January 2012 and vest over the remainder of 2012 with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was $0.3 million. The estimated aggregate grant-date fair value of the RSUs was $0.8 million.

During the three months ended June 30, 2012, the Company granted approximately 147,000 stock options to its employees. During the six months ended June 30, 2012, the Company granted approximately 745,000 stock options, 570,000 service-based RSUs, and 234,000 performance-based RSUs to its employees. Employee stock options and service-based RSUs generally vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The performance-based RSUs were awarded to the Company’s executives. Vesting of the performance-based RSUs is dependent upon the Company’s achievement of certain performance goals over a two-year measurement period. The number of performance-based RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. Provided that the Company achieves the performance goals, 50% of the RSU awards will vest after two years and the remaining 50% after the third year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. The estimated aggregate grant-date fair values of the stock options granted to employees during the three months ended June 30, 2012 was $0.5 million. The estimated aggregate grant-date fair values of the stock options, service-based RSUs, and performance-based RSUs granted to employees during the six months ended June 30, 2012 were $2.5 million, $4.3 million, and $1.8 million, respectively.

During the three months ended June 30, 2012, the Company granted approximately 75,000 stock options to consultants. The consultant options vest over a two-year period with ratable quarterly vesting. The aggregate estimated grant-date fair value of the consultant stock options was approximately $0.3 million.

5. Equity Transactions

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

As a result of the Private Warrant Exchanges and the Tender Offer Warrant Exchange, approximately 277,000 of the $11.50 Warrants remained outstanding as of June 30, 2012.

6. Net Income Per Share

The computations of basic and diluted net income per share are set forth below:

	Three Months Ended June 30,
	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$17,663	$11,683
Net income allocated to participating securities	(17)	(10)
Numerator for basic and diluted net income per share	$17,646	$11,673

Denominator:
Denominator for basic net income per share - weighted
average outstanding common shares	73,430	71,519
Dilutive effect of stock options	6	1
Dilutive effect of contingently issuable shares	23	-
Dilutive effect of warrants	2,602	2,133
Denominator for diluted net income per share	76,061	73,653

Net income per share - basic	$0.24	$0.16
Net income per share - diluted	$0.23	$0.16

	Six Months Ended June 30,
	2012	2011
	(in thousands, except per share data)
Numerator:
Net income	$30,081	$19,982
Net income allocated to participating securities	(35)	(21)
Numerator for basic and diluted net income per share	$30,046	$19,961

Denominator:
Denominator for basic net income per share - weighted
average outstanding common shares	73,414	70,943
Dilutive effect of stock options	6	2
Dilutive effect of contingently issuable shares	37	-
Dilutive effect of warrants	2,281	2,219
Denominator for diluted net income per share	75,738	73,164

Net income per share - basic	$0.41	$0.28
Net income per share - diluted	$0.40	$0.27

For the three and six months ended June 30, 2012, warrants to purchase 0.3 million shares of common stock and stock options to purchase 2.1 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

For the three and six months ended June 30, 2011, warrants to purchase 0.3 million shares of common stock and stock options to purchase 4.5 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 6, 2012 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on March 6, 2012, and in this Form 10-Q, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing over 71 service providers, 177 value-added resellers, or VARs, and 54 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At June 30, 2012, we had approximately 576,000 billable subscribers worldwide, an increase of 21% from approximately 478,000 billable subscribers at June 30, 2011. We have a diverse customer base, with end-users in the following key business areas: land-based handset; maritime; aviation; machine-to-machine, or M2M; and government.

We expect a higher proportion of our future revenue will be derived from service revenue than in the past. Revenues from providing voice and M2M data service historically have generated higher gross margins than sales of subscriber equipment.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, and on hardware and software upgrades to our ground infrastructure in preparation for Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our information technology systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. We believe our $1.8 billion loan facility, or the Credit Facility, together with internally generated cash flows, including cash flows from hosted payloads and potential proceeds from our outstanding stock purchase warrants or convertible preferred or common equity issuances in lieu thereof, as required by our Credit Facility, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017. As of July 27, 2012, we had borrowed a total of $588.9 million under the Credit Facility. For more information about our sources of funding, refer to “Liquidity and Capital Resources.”

Recent Developments

In June 2012, we announced our plans to host a payload to be developed by our subsidiary, Aireon LLC, as our primary hosted payload.  Aireon’s payload will be an Automatic Dependent Surveillance-Broadcast, or ADS-B, system to provide global air traffic monitoring data for sale to air navigation service providers such as the U.S. Federal Aviation Administration and NAV CANADA. Aireon’s success depends on its ability to raise funds to operate while the ADS-B system payloads are being constructed and on the development of the market for a space-based ADS-B service.  If successful, we expect Aireon to generate approximately $200 million in one-time hosting fees for the integration and launch of the payloads between 2014 and 2017.  We also expect to receive annual data fee revenue and have a significant retained interest in Aireon.

In August 2012, we entered into a supplemental agreement with the syndicate of bank lenders, or the Lenders, under the Credit Facility. The supplemental agreement, or Supplemental Agreement, amended and restated the Credit Facility. The Supplemental Agreement authorizes us to fund and operate Aireon for the purpose of establishing a space-based ADS-B business. Specifically, the Supplemental Agreement excludes Aireon from the group of companies (we and our material subsidiaries) that are obligors under the Credit Facility and from our consolidated financial results for purposes of calculating compliance with the financial covenants. The Supplemental Agreement allows us to make a $12.5 million investment in Aireon, the equity injection of up to $10 million worth of airtime credits into Aireon as provided for in Aireon’s agreement with Harris Corporation to build the ADS-B system payloads, if needed, and an additional investment of up to $15 million raised from issuances of our common equity. The Supplemental Agreement requires us to use any net distributions that we receive from Aireon to repay the debt under the Credit Facility and to issue the Lenders a security interest in our ownership interest in Aireon.

The Supplemental Agreement also includes revised financial covenant levels to reflect changes in timing of expected receipts of cash flows from secondary payloads and other changing business conditions and revised launch and backup launch requirements consistent with the amendment to our launch services agreement with Space Exploration Technologies Corp., or SpaceX, described below. Also, the Supplemental Agreement requires us to raise convertible preferred or common equity by April 30, 2013 in an amount approximately equal to any unexercised portion of the warrants to purchase the Company’s common stock at a price of $7.00 per share, which expire in February 2013, or the $7.00 Warrants. The amendment to the Credit Facility does not modify the principal amount, interest rates, repayment dates, or maturity of the Credit Facility.

In August 2012, we entered into an amendment to our launch services agreement with SpaceX. The amendment reduced the number of contracted launches and increased the number of satellites to be carried on each launch vehicle. The amendment also reduced the maximum price under the original SpaceX agreement from $492.0 million to $453.1 million.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by the U.S. Department of Defense, or DoD, disaster and relief agencies and emergency first responders;

•	a broad and expanding wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the receipt of licenses to sell our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop products and services for Iridium NEXT, including our ability to continue to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites;

•	our ability to obtain sufficient internally generated cash flows, including cash flows from hosted payloads and proceeds from our outstanding stock purchase warrants or equity issuances in lieu thereof, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	our ability to raise convertible preferred or common equity in an amount approximately equal to any unexercised portion of the $7.00 Warrants, as required by the recent amendment to our Credit Facility;

•	our ability to successfully fund, develop and market the space-based ADS-B global aviation monitoring service to be developed and deployed by Aireon and carried as a hosted payload on the Iridium NEXT system;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network until and during the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	changes in demand from U.S. government customers, particularly the DoD;

•	our ability to successfully negotiate a new contract with the DoD when it expires in 2013;

•	market acceptance of our products;

•	regulatory requirements, in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•	reliance on single source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•	reliance on a few significant customers for a substantial portion of our revenue, where the loss or decline in business with any of these customers may negatively impact our revenue and increase in our bad debt expense.

Comparison of Our Results of Operations for the Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,
		% of Total		% of Total	Change
($ in thousands)	2012	Revenue	2011	Revenue	Dollars	Percent
Revenue:
Services	$68,485	70%	$65,156	68%	$3,329	5%
Subscriber equipment	23,914	25%	21,913	23%	2,001	9%
Engineering and support services	4,922	5%	8,834	9%	(3,912)	(44)%
Total revenue	97,321	100%	95,903	100%	1,418	1%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	15,988	16%	19,758	20%	(3,770)	(19)%
Cost of subscriber equipment	13,292	14%	12,062	13%	1,230	10%
Research and development	3,429	4%	3,379	3%	50	1%
Selling, general and administrative	17,970	18%	16,297	17%	1,673	10%
Depreciation and amortization	18,368	19%	23,664	25%	(5,296)	(22)%
Total operating expenses	69,047	71%	75,160	78%	(6,113)	(8)%
Operating income	$28,274	29%	$20,743	22%	$7,531	36%

Revenue

Total revenue increased by 1% to $97.3 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  This increase in revenue was primarily due to a 21% year-over-year increase in billable subscribers and an increase in sales volume of subscriber equipment.  These increases were partially offset by a decrease in average monthly revenue per unit, or ARPU, for voice services and a decrease in revenue from government-sponsored research and development contracts.

Service Revenue

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice	$42.7	326	$45	$41.9	295	$49	$0.8	31	$(4)
Commercial M2M data	10.2	202	18	7.1	136	18	3.1	66	-
Total	52.9	528		49.0	431		3.9	97
Government voice	14.9	36	138	15.5	37	140	(0.6)	(1)	(2)
Government M2M data	0.7	12	19	0.6	10	22	0.1	2	(3)
Total	15.6	48		16.1	47		(0.5)	1
Total	$68.5	576		$65.1	478		$3.4	98

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 5% for the three months ended June 30, 2012, compared to the prior year period, primarily due to growth in billable subscribers partially offset by decreases in ARPU for voice services.

Commercial voice revenue increased principally due to an increase in revenue from prepaid services and subscriber growth in higher ARPU Iridium OpenPort®, our broadband data maritime service. The decrease in commercial voice ARPU was due to a decline in average minutes of use per post-paid subscriber. Future growth in commercial voice revenue may be negatively affected by reductions in non-U.S. defense spending and deployed non-U.S. troop levels. Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base.

Government voice revenue decreased, principally due to a slight reduction in billable subscribers and ARPU. Government voice ARPU decreased due to a higher proportion of billable subscribers on lower priced plans for Netted IridiumSM, a service that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Government M2M data ARPU decreased compared to the prior year period, primarily due to growth in subscribers using plans that generate lower revenue per unit. We expect government voice ARPU to be lower for 2012 compared to 2011 as usage of lower priced Netted Iridium continues to grow as a percentage of overall government voice subscribers. Future government voice and M2M data billable subscribers and revenue may be negatively affected by reductions in U.S. defense spending and deployed troop levels, and a corresponding decrease in subscribers under our agreements with the U.S. government. These agreements account for a majority of our government services revenue. In addition, our agreement with the U.S. government expires in 2013. Future government voice and M2M data revenues will be dependent upon our ability to negotiate a favorable new agreement with the U.S. government.

Subscriber Equipment Revenue

Subscriber equipment revenue increased 9% for the three months ended June 30, 2012 from the prior year period. The increase in subscriber equipment revenue was primarily due to increased volume in unit sales of the Iridium Extreme® satellite handset and increased volume in unit sales of Iridium 9602 short-burst data transceivers. These increases were partially offset by lower unit sales of both the Iridium 9555 and 9505A satellite handsets. Future subscriber equipment sales to the U.S. government through non-government distributors may be negatively affected by reductions in U.S. defense spending and deployed troop levels.

Engineering and Support Service Revenue

Engineering and support service revenue decreased 44% for the three months ended June 30, 2012 compared to the prior year period, primarily due to a decrease in revenue from government-sponsored research and development contracts.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased 19% for three months ended June 30, 2012 from the prior year period due to a decrease in government-sponsored research and development contracts with corresponding impacts to revenue and cost of services. Additionally, a decline in costs related to the operations and maintenance agreement with the Boeing Company for our current satellite constellation contributed to this decrease.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consists of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment increased 10% for the three months ended June 30, 2012 compared to the prior year period. This increase was proportionate with the increase in subscriber equipment revenue and driven by increased unit sales of our Iridium Extreme satellite handset and Iridium 9602 short-burst data transceivers, partially offset by a decline in unit sales of both our Iridium 9555 and 9505A satellite handsets.

Selling, General and Administrative

Selling, general and administrative expenses increased by 10% for the three months ended June 30, 2012 from the prior year period.  This increase was driven by a $0.7 million increase in bad debt expense related to a potentially uncollectible portion of an outstanding receivable balance. Future selling, general and administrative expenses may be negatively affected by our ability to collect amounts on accounts receivable with specific customers; we will continue to evaluate all receivables for collectability. Also, contributing to this increase was a $0.4 million increases in Aireon-related professional fees and a $0.5 million increase in Aireon-related sales and marketing costs.

Depreciation and Amortization

Depreciation and amortization expense decreased 22% for the three months ended June 30, 2012 from the prior year period. During the second quarter of 2012, we updated our analysis of the current satellite constellation’s health and the remaining useful life.  Based on the results of this analysis, we estimate that our current constellation of satellites will be operational for longer than previously expected. As a result, the estimated useful life of the current constellation has been extended and is consistent with the expected deployment of Iridium NEXT. The extension of the estimated useful life resulted in a decline in depreciation expense between the comparative periods. We will continue to evaluate the useful life of our current constellation of satellites on an ongoing basis through full deployment and activation of Iridium NEXT.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $2.6 million for the three months ended June 30, 2012 compared to $3.2 million for the prior year period. The decrease of the commitment fee on the undrawn portion is directly proportionate to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT.

Provision for Income Taxes

For the three months ended June 30, 2012, our income tax provision was $8.1 million compared to $6.2 million for the prior year period. This increase principally resulted from the increase in income before taxes. Our effective tax rate was 31.5% for the three months ended June 30, 2012 compared to 34.5% for the three months ended June 30, 2011. The decrease in the rate is primarily due to the state tax impact of the change in the estimated of the useful life of our current constellation of satellites. As the current constellation of satellites will be depreciated over a longer period, the realization of the related deferred tax liability will extend into years in which the Arizona income tax rate will be lower.  This resulted in an estimated $0.9 million benefit during the three months ended June 30, 2012. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,
		% of Total		% of Total	Change
($ in thousands)	2012	Revenue	2011	Revenue	Dollars	Percent
Revenue:
Services	$135,333	71%	$126,326	67%	$9,007	7%
Subscriber equipment	45,454	24%	46,323	25%	(869)	(2)%
Engineering and support services	10,008	5%	14,557	8%	(4,549)	(31)%
Total revenue	190,795	100%	187,206	100%	3,589	2%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	33,991	18%	36,697	20%	(2,706)	(7)%
Cost of subscriber equipment	26,634	14%	25,107	13%	1,527	6%
Research and development	9,118	5%	7,647	4%	1,471	19%
Selling, general and administrative	36,118	19%	33,716	18%	2,402	7%
Depreciation and amortization	42,572	22%	46,995	25%	(4,423)	(9)%
Total operating expenses	148,433	78%	150,162	80%	(1,729)	(1)%
Operating income	$42,362	22%	$37,044	20%	$5,318	14%

Revenue

Total revenue increased by 2% to $190.8 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  This increase in revenue was principally due to a 21% year-over-year increase in billable subscribers.  This increase was partially offset by a decrease in ARPU for voice and data services and a decrease in revenue from government-sponsored research and development contracts.

Service Revenue

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice	$84.6	326	$45	$80.8	295	$47	$3.8	31	$(2)
Commercial M2M data	19.4	202	17	13.5	136	18	5.9	66	(1)
Total	104.0	528		94.3	431		9.7	97
Government voice	30.0	36	137	30.9	37	140	(0.9)	(1)	(3)
Government M2M data	1.3	12	19	1.1	10	22	0.2	2	(3)
Total	31.3	48		32.0	47		(0.7)	1
Total	$135.3	576		$126.3	478		$9.0	98

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 7% for the six months ended June 30, 2012, compared to the prior year period, primarily due to growth in billable subscribers partially offset by decreases in ARPU for voice and data services.

Commercial voice revenue increased principally due to billable subscriber growth, including subscriber growth related to Iridium OpenPort and increased revenue from prepaid services. The increase in revenue driven from subscriber growth was partially offset by a decrease in ARPU for commercial voice. The decrease in commercial voice ARPU was due to a decline in average minutes of use per post-paid subscriber, partially offset by growth in the higher-ARPU Iridium OpenPort service.

Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. Commercial M2M data ARPU decreased slightly compared to the prior year period due to an increase in lower-ARPU data plans for new subscribers.

Government voice revenue decreased, principally due to a small decline in billable subscribers combined with a decrease in ARPU. Government voice ARPU decreased due to a higher proportion of billable subscribers on the lower priced plans for Netted Iridium. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Government M2M data ARPU decreased compared to the prior year period, primarily due to growth in subscribers using plans that generate lower revenue per unit.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased 2% for the six months ended June 30, 2012 from the prior year period. The decrease in subscriber equipment revenue was primarily due to lower unit sales of the Iridium 9555 satellite handsets. During the first quarter of 2011, certain incentive pricing was available for bulk customer orders. Similar incentive pricing was not available in the first quarter of 2012. Also contributing to the decline in subscriber equipment revenue was the lower unit sales of the Iridium 9505A satellite handsets. These declines were partially offset by increased volume in unit sales of the new Iridium Extreme satellite handset, which was introduced in September 2011, and an increased volume in unit sales of the Iridium 9602 short-burst data transceiver.

Engineering and Support Service Revenue

Engineering and support service revenue decreased 31% for the six months ended June 30, 2012 compared to the prior year period, primarily due to a decrease in revenue from government-sponsored research and development contracts.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) decreased 7% for the six months ended June 30, 2012 from the prior year period due to a decrease in government-sponsored research and development contracts with corresponding impacts to revenue and cost of services.

Cost of Subscriber Equipment

Cost of subscriber equipment increased 6% for the six months ended June 30, 2012 compared to the prior year period. This increase was driven by a $1.2 million increase in our warranty reserve during the first half of 2012 due to certain production issues related to the Iridium Extreme satellite handset. Excluding this warranty provision, the cost of subscriber equipment declined by 1% from the prior year period due to a decline in satellite handset unit sales and a shift in product mix to the higher cost Iridium Extreme satellite handset.

Research and Development

Research and development expense increased 19% for the six months ended June 30, 2012 from the prior year period. The increase was primarily driven by an increase in research and development associated with Iridium NEXT projects.

Selling, General and Administrative

Selling, general and administrative expenses increased by 7% for the six months ended June 30, 2012 from the prior year period. This increase was driven by a $0.7 million increase in bad debt expense related to a potentially uncollectible portion of an outstanding receivable balance. Future selling, general and administrative expenses may be negatively affected by our ability to collect amounts on accounts receivable with specific customers; we will continue evaluate all receivables for collectability. The increase was also driven by a $1.4 million increase in sales and marketing costs.

Depreciation and Amortization

Depreciation and amortization expense decreased 9% for the six months ended June 30, 2012 from the prior year period. The decrease was driven by the increase in the estimated useful life of our satellites.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $5.4 million for the six months ended June 30, 2012 compared to $7.5 million for the prior year period. The decrease of the commitment fee on the undrawn portion is directly proportionate to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT.

Provision for Income Taxes

For the six months ended June 30, 2012, our income tax provision was $7.2 million compared to $10.1 million for the prior year period.  Our effective tax rate was approximately 19.2% for the six months ended June 30, 2012 compared to 33.5% for the prior year period.  The decrease in both our income tax provision and our effective tax rate primarily resulted from a benefit in our 2012 year-to-date income tax expense of $5.2 million related to the impact on our historical deferred tax assets and liabilities of a change in the Arizona tax law enacted in the first quarter of 2012.  For the income tax provision, this decrease was partially offset by an increase in income. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Our 2012 effective tax rate differs from the statutory U.S. Federal tax rate of 35% due primarily to the changes in the Arizona tax laws enacted in 2012.  Our 2011 effective tax rate differs from the statutory U.S. Federal tax rate of 35% due primarily to the second quarter 2011 reduction in the Arizona corporate income tax rate offset by non-deductible permanent differences and foreign withholding taxes.

Liquidity and Capital Resources

As of June 30, 2012, our total cash and cash equivalents balance was $166.7 million. Our principal sources of liquidity are existing cash, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, including the design, build and launch of Iridium NEXT, working capital and research and development expenses.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Credit Facility, with the remainder to be funded from internally generated cash flows, including potential cash flows from hosted payloads on our Iridium NEXT satellites and proceeds from our outstanding $7.00 Warrants or convertible preferred or common equity issuances in lieu thereof. As of June 30, 2012, the full exercise of our outstanding $7.00 Warrants would have provided us with $95.6 million of proceeds.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations, that our outstanding stock purchase warrants will be exercised for cash or that we will be able to raise cash through the issuance of convertible preferred or common equity in lieu of warrant exercises, as required by the recent amendment to the Credit Facility. If we do not have access to those expected sources of liquidity, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, we will require even more external funding than planned. Our ability to obtain additional funding may be adversely affected by a number of factors, including the global economic downturn and related tightening of the credit markets, and we cannot assure you that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

The recent amendment to the Credit Facility allow us to make a $12.5 million investment in Aireon, the equity injection of up to $10 million worth of airtime credits into Aireon as provided for in Aireon’s agreement with Harris Corporation to build the ADS-B system payloads, if needed, and an additional investment of up to an additional $15 million raised from the issuance of our equity. The amended Credit Facility requires us to use any net distributions that we receive from Aireon to repay the debt under the Credit Facility and to grant the Lenders a security interest in our ownership interest in Aireon. The amendment does not modify the principal amount, interest rates, repayment dates, or maturity of the Credit Facility. The amended Credit Facility includes revised financial covenant levels to reflect changes in timing of expected receipts of cash flows from secondary payloads and other changing business conditions and revised launch and backup launch requirements to permit the amendment to our launch services agreement with SpaceX. Also, the Supplemental Agreement requires us to raise convertible preferred or common equity by April 30, 2013 in an amount approximately equal to any unexercised portion of the $7.00 Warrants, which expire in February 2013.

As of June 30, 2012, we had borrowed a total of $568.0 million under the Credit Facility. The unused portion of the Credit Facility as of June 30, 2012 was $1.2 billion. Under the terms of the Credit Facility, we were required to maintain a minimum cash reserve for debt service of $40.5 million as of June 30, 2012, which is classified as restricted cash on the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to begin in 2017. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows

The following section highlights our cash flows for the six months ended June 30, 2012 and 2011:

	2012	2011	Change
	(in thousands)
Cash provided by operating activities	$89,389	$84,082	$5,307
Cash used in investing activities	$(186,704)	$(170,871)	$(15,833)
Cash provided by financing activities	$127,611	$70,624	$56,987

Cash Flows from Operating Activities

The increase in cash provided by operating activities for the six months ended June 30, 2012 compared to the year ago period was primarily driven by a $10.1 million increase in net income partially offset by a $5.6 million decrease in non-cash items included in net income.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 increased compared to the same period in the prior year due to increased capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellite, network and gateway operations.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 increased by $57.0 million compared to the same period in the prior year primarily due to a $22.2 million payment in 2011 which represented satisfaction in full of our promissory note to Motorola Solutions, Inc. and which did not recur in 2012, a $14.0 million decrease in payments of financing fees incurred in conjunction with obtaining the Credit Facility, and a $20.7 million increase in borrowings under the Credit Facility compared to the prior year period.

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

Accounting Developments

None.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash and cash equivalents balance is subject to interest rate fluctuations. For the three and six months ended June 30, 2012, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We entered into the Credit Facility in October 2010 and had borrowed $568.0 million under the Credit Facility as of June 30, 2012. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. However, had the currently outstanding borrowings under the Credit Facility been outstanding throughout the six months ended June 30, 2012, a one-half percentage point increase or decrease in the LIBOR would not have had a material effect on our interest cost.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM  1A. RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 6, 2012, as updated by the following risk factors.

Our business plan depends on increased demand for mobile satellite services and the success of our subsidiary, Aireon LLC, which is our primary hosted payload customer, among other factors.

Our business plan is predicated on growth in demand for mobile satellite services and the ability of our primary hosted payload customer to pay us to accommodate its hosted payloads on our next-generation satellite constellation, Iridium NEXT. Demand for mobile satellite services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell products and services, develop and successfully market new products and services and could exert downward pressure on prices. Any decline in prices would decrease our revenue and profitability and negatively affect our ability to generate cash for investments and other working capital needs. Further, in June 2012 we announced our plans to host a payload to be developed by our subsidiary, Aireon LLC, as our primary hosted payload. Aireon’s payload will be an automatic dependent surveillance-broadcast, or ADS-B, system for global air traffic monitoring. Aireon’s success depends on its ability to raise funds to operate while the ADS-B system payloads are being constructed and on the development of the market for a space-based ADS-B service. If Aireon cannot successfully develop the payload or sell its services to air navigation service providers, it will not be able to pay us for the hosting costs.

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

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 will be approximately $3 billion. While we expect to fund these costs with borrowings under our $1.8 billion loan facility, or the Credit Facility, together with internally generated cash flows, including potential revenues from hosted payloads and the proceeds from our outstanding stock purchase warrants or equity issuances in lieu thereof, it is possible that these sources will not be sufficient to fully fund Iridium NEXT. For example, our primary hosted payload customer is our subsidiary, Aireon. If Aireon is not successful and fails to pay its hosting costs, or if we fail to generate our expected cash flows from warrants or other sources, we might need to finance the remaining cost by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT. Such additional financing may not be available on favorable terms, or at all.

Our ability to make ongoing draws under the Credit Facility will depend upon our satisfaction of various borrowing conditions from time to time, some of which will be outside of our control. In addition, there can be no assurance that our internally generated cash flows will meet our current expectations, that our in-the-money warrants will remain in the money, or, even if they do remain in the money, that they will be exercised, or that we will not encounter increased costs. Among other factors leading to the uncertainty over our internally generated cash flows, Aireon may be unable to pay its hosting costs. If available funds from the Credit Facility, internally generated cash flows and the proceeds from our warrants are less than we expect, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, develop new products and services, and pursue additional growth opportunities will be impaired, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service. We expect to experience overall liquidity levels lower than our recent liquidity levels. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities and make borrowings under the Credit Facility, delay the ultimate deployment of Iridium NEXT, and otherwise impair our business and financial position.

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

In addition, the August 2012 amendment to the Credit Facility added a requirement to raise convertible preferred or common equity in an amount approximately equal to any unexercised portion of our outstanding $7.00 stock purchase warrants. As of June 30, 2012, there were approximately 13.7 million unexercised $7.00 warrants outstanding.

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

We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 will be approximately $3 billion, although our actual costs could substantially exceed this estimate. We may not complete Iridium NEXT and related ground infrastructure on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. Development of Iridium NEXT may suffer from additional delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	lower than anticipated internally generated cash flows, including from Aireon;

•	the failure to maintain our ability to make draws under the Credit Facility, including by reason of our failure to satisfy any ongoing financial or other condition to making draws;

•	the failure of the holders of our stock purchase warrants to exercise the warrants;

•	operating and other requirements imposed by the Lenders under the Credit Facility;

•	engineering or manufacturing performance falling below expected levels of output or efficiency;

•	interference between any hosted payload and our network;

•	complex integration of our ground segment with the Iridium NEXT satellites and the transition from our current constellation;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	non-performance by third-party contractors, including the prime system contractor;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of a new or unproven launch vehicle or the failure of the launch services provider to sustain its business;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	increases in the costs of materials;

•	changes in project scope;

•	additional requirements imposed by changes in laws; or

•	severe weather or catastrophic events such as fires, earthquakes, storms or explosions.

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

ITEM  4. MINE SAFETY DISCLOSURES.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: August 2, 2012

26

EXHIBIT INDEX

Exhibit	Description

10.1††	Amendment No. 9 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012.

10.2††	Amendment No. 10 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012.

10.3††	Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of June 19, 2012.

10.4	Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the SEC on April 10, 2012.

10.5	Forms of Stock Option Grant Notice and Stock Option Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.6	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101**	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 2, 2012, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011;
(iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and
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

