Form 10-Q/A
period 2012-06-30
Iridium Communications Inc.
filed 2012-09-12
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-33963

Iridium Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1344998
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1750 Tysons Boulevard, Suite 1400

McLean, Virginia 22102

(Address of Principal Executive Offices)

(703) 287-7400

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes            ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒   Yes            ☐  No

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

☐  Yes                 ☒  No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 25, 2012 was 74,010,232.

EXPLANATORY NOTE

This Amendment No. 1 amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Report”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 2, 2012. The Registrant is filing this Amendment No. 1 solely to update Exhibit 10.3. The Registrant sought confidential treatment for portions of the exhibit and, following correspondence with the SEC, has restored certain portions of the exhibit that were previously redacted.

Except for the foregoing, this Amendment No. 1 does not amend the Report in any way and does not modify or update any disclosures contained in the Report, which continues to speak as of the original date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report and the Registrant’s other filings made with the SEC subsequent to the Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Registrant’s Chief Executive Officer and Chief Financial Officer.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index hereto are filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: September 12, 2012	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

EXHIBIT INDEX

Exhibit Number	Description

10.3*	Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of June 19, 2012.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions, indicated by asterisks, omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.