Form 10-Q
period 2012-09-30
Iridium Communications Inc.
filed 2012-11-02
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 26, 2012 was 75,074,602.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$189,399	$136,366
Accounts receivable, net	54,734	57,418
Inventory	24,284	15,077
Deferred tax assets, net	9,435	9,435
Income tax receivable	4,335	4,330
Prepaid expenses and other current assets	5,564	4,616
Total current assets	287,751	227,242
Property and equipment, net	1,010,418	843,092
Restricted cash	54,216	27,154
Other assets	515	584
Intangible assets, net	73,765	83,552
Deferred financing costs	115,321	105,523
Goodwill	87,039	87,039
Total assets	$1,629,025	$1,374,186

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,759	$24,816
Accrued expenses and other current liabilities	32,094	29,791
Interest payable	11,317	5,838
Deferred revenue	41,225	35,445
Total current liabilities	98,395	95,890
Accrued satellite operations and maintenance expense, net of current portion	18,061	19,065
Credit facility	588,938	417,133
Deferred tax liabilities, net	144,655	126,546
Other long-term liabilities	14,053	13,534
Total liabilities	864,102	672,168

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 75,073 shares issued and outstanding at September 30, 2012, and 73,205 shares issued and outstanding at December 31, 2011	75	73
Additional paid-in capital	696,844	681,781
Retained earnings	68,309	20,389
Accumulated other comprehensive loss, net of taxes	(305)	(225)
Total stockholders' equity	764,923	702,018
Total liabilities and stockholders' equity	$1,629,025	$1,374,186

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenue:
Services	$71,403	$69,361	$206,736	$195,687
Subscriber equipment	26,371	25,909	71,825	72,232
Engineering and support services	2,667	6,854	12,675	21,411
Total revenue	100,441	102,124	291,236	289,330

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	14,000	17,770	47,991	54,467
Cost of subscriber equipment	14,194	13,793	40,828	38,900
Research and development	3,623	3,122	12,741	10,769
Selling, general and administrative	16,452	16,457	52,570	50,173
Depreciation and amortization	20,484	26,784	63,056	73,779
Total operating expenses	68,753	77,926	217,186	228,088

Operating income	31,688	24,198	74,050	61,242

Other income (expense):
Interest income, net	399	278	588	825
Undrawn credit facility fees	(2,488)	(3,063)	(7,849)	(9,566)
Other expense, net	(67)	(18)	(6)	(59)
Total other expense	(2,156)	(2,803)	(7,267)	(8,800)
Income before income taxes	29,532	21,395	66,783	52,442
Provision for income taxes	(11,693)	(9,382)	(18,863)	(19,824)
Net income	17,839	12,013	47,920	32,618

Foreign currency translation adjustments	5	(375)	(80)	(205)
Comprehensive income	$17,844	$11,638	$47,840	$32,413

Weighted average shares outstanding - basic	74,376	73,354	73,738	71,755
Weighted average shares outstanding - diluted	76,131	74,558	75,886	73,651
Net income per share - basic	$0.24	$0.16	$0.65	$0.45
Net income per share - diluted	$0.23	$0.16	$0.63	$0.44

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net cash provided by operating activities	$132,715	$131,923

Cash flows from investing activities:
Capital expenditures	(221,343)	(240,344)
Net cash used in investing activities	(221,343)	(240,344)

Cash flows from financing activities:
Borrowings under credit facility	171,805	190,170
Payment of deferred financing fees	(11,980)	(27,643)
Cash restricted for debt service reserve	(27,062)	(27,023)
Proceeds from exercise of stock options and warrants	9,143	41
Payment of offering costs	(245)	-
Repayment of note payable	-	(22,223)
Net cash provided by financing activities	141,661	113,322

Net increase in cash and cash equivalents	53,033	4,901
Cash and cash equivalents, beginning of period	136,366	119,932
Cash and cash equivalents, end of period	$189,399	$124,833

Supplemental cash flow information:
Interest paid	$2,907	$4,908
Income taxes paid (refunded)	$351	$(3,940)

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$2,821	$2,465
Interest capitalized but not paid	$13,499	$5,387
Stock-based compensation capitalized	$547	$290

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

2. Significant Accounting Policies and Error Corrections

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

Correction of Errors

The Company has determined that its financial statements and related disclosures as of and for each of the years ended December 31, 2009, 2010 and 2011, the quarter ended December 31, 2009 and each of the quarters in the years ended December 31, 2010 and 2011 (the “Previously Issued Financial Statements”) should be restated because they contained certain errors. Accordingly, the Previously Issued Financial Statements should not be relied upon. The errors were determined to have a material effect on certain of the Company’s annual consolidated financial statements and certain quarterly periods, and accordingly the Company has determined that it will restate these consolidated financial statements to correct the errors. The Company intends to restate the Previously Issued Financial Statements to correct these errors by amending its Annual Report on Form 10-K for the year ended December 31, 2011 subsequent to the filing of this report.

The errors in the Previously Issued Financial Statements pertained to certain components of the Company’s provision for income taxes related to a non-operating foreign subsidiary and the recognition of expense related to the fee for the undrawn portion of the Credit Facility during the incorrect period. The impact of the errors had no impact on the Company’s consolidated cash balances as of any period.

The Company’s Condensed Consolidated Balance Sheet as of December 31, 2011 and Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 included herein have been restated to correct these errors. The cumulative effect of the errors on retained earnings at January 1, 2011 of $0.6 million has also been reflected in the accompanying financial statements. The correction of the identified errors, which were non-cash in nature, had no net impact on the total cash provided by operating activities for the nine months ended September 30, 2011 because the correction of the errors had offsetting effects on net income and the change in working capital in the period. As a result, the Statement of Cash Flows for the nine months ended September 30, 2011 did not require restatement. Details of the impact of the restatement and a reconciliation of the restated amounts to the previously reported financial statements are provided below.

The following errors have been corrected:

•	The impact on the Company’s provision for income taxes related to deferred income taxes of a non-operating foreign subsidiary which were not reflected properly in the Company’s income tax provision calculation, resulting in a $0.7 million overstatement of the Company’s provision for income taxes for the three and nine months ended September 30, 2011.
•	The expense for the fee associated with the undrawn balance of the Company’s Credit Facility was not properly recorded on the appropriate effective date in accordance with the terms of the agreement, resulting in an overstatement of our undrawn credit facility fee expense of $1.0 million for the nine months ended September 30, 2011 and a corresponding a $0.4 million understatement in the Company’s provision for income taxes for the same period.

The effects on the Company’s previously issued Consolidated Balance Sheet as of December 31, 2011 and our Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2011 are as follows:

Condensed Consolidated Balance Sheet (in thousands)

	As of		As of
	December 31,		December 31,
	2011		2011
	As Filed	Adjustments	Restated
Assets
Total assets	$1,374,186	$-	$1,374,186
Liabilities and stockholders' equity
Deferred tax liabilities, net	$127,297	$(751)	$126,546
Total liabilities	$672,919	$(751)	$672,168
Retained earnings	$19,638	$751	$20,389
Total stockholders' equity	$701,267	$751	$702,018
Total liabilities and stockholders' equity	$1,374,186	$-	$1,374,186

Condensed Consolidated Statements of Operations and Comprehensive Income (in thousands except per share data):

	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2011		2011
	As Filed	Adjustments	Restated

Total revenue	$102,124	$-	$102,124
Total operating income	$24,198	$-	$24,198
Total other income (expense)	$(2,803)	$-	$(2,803)
Income before income taxes	$21,395	$-	$21,395
Provision for income taxes	$(10,058)	$676	$(9,382)
Net income	$11,337	$676	$12,013
Comprehensive income	$10,962	$676	$11,638
Net income per share - basic	$0.15	$0.01	$0.16
Net income per share - diluted	$0.15	$0.01	$0.16

	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011		2011
	As Filed	Adjustments	Restated

Total revenue	$289,330	$-	$289,330
Total operating income	$61,242	$-	$61,242
Other income (expense)	$(9,800)	$1,000	$(8,800)
Income before income taxes	$51,442	$1,000	$52,442
Provision for income taxes	$(20,123)	$299	$(19,824)
Net income	$31,319	$1,299	$32,618
Comprehensive income	$31,114	$1,299	$32,413
Net income per share - basic	$0.44	$0.01	$0.45
Net income per share - diluted	$0.42	$0.02	$0.44

Condensed Consolidated Statement of Cash Flows

The Company determined that the errors had no net impact on the previously filed Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011. The impact of the errors on net income and the corresponding impact on working capital resulted in no net change in the cash provided by operating activities as presented on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at September 30, 2012 and December 31, 2011 consisted of cash deposited in institutional money market funds, regular interest bearing and non-interest bearing depository accounts and certificates of deposit with commercial banks. The Company is required to maintain a minimum cash reserve for debt service related to the $1.8 billion loan facility (the “Credit Facility”). As of September 30, 2012 and December 31, 2011, the Company’s restricted cash balance, which represents a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $54.2 million and $27.2 million, respectively.

Depreciation Expense

The Company calculates depreciation expense using the straight-line method and evaluates the appropriateness of the useful life used in this calculation on a quarterly basis. During the second quarter of 2012, the Company updated its analysis of the current satellite constellation’s health and remaining useful life. Based on the results of this analysis, the Company estimates that its current constellation of satellites will be operational for longer than previously expected. As a result, the estimated useful life of the current constellation has been extended and is also consistent with the expected deployment of the Company’s next-generation satellite constellation (“Iridium NEXT”). This change in estimated useful life resulted in a decrease in depreciation expense compared to the prior-year periods. The change in accounting estimate reduced the depreciation expense by $6.5 million and $13.1 million for the three and nine months ended September 30, 2012, respectively. For the three months ended September 30, 2012, the reduction in depreciation expense increased basic and diluted net income per share by $0.05. For the nine months ended September 30, 2012, the reduction in depreciation expense increased basic and diluted net income per share by $0.12. During the third quarter of 2012, the Company lost communication with one of its in-orbit satellites. As a result, a $2.0 million impairment charge was recorded within depreciation expense during the third quarter of 2012. The Company will continue to evaluate the useful life of its current constellation of satellites on an ongoing basis through full deployment and activation of Iridium NEXT.

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

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2012, certain production issues were identified related to the Iridium Extreme® satellite handset. A reserve for the remediation of these issues contributed $1.2 million to the warranty provision during the nine months ended September 30, 2012. Changes in the warranty reserve during the nine months ended September 30, 2012 were as follows:

Nine Months Ended
September 30, 2012
(in thousands)
Balance at beginning of the period	$4,101
Provision	3,439
Utilization	(2,964)
Balance at end of the period	$4,576

3. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT. The total price under the FSD is $2.2 billion, and the Company expects payment obligations under the FSD to extend into the third quarter of 2017. As of September 30, 2012, the Company had made aggregate payments of $634.5 million to Thales, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). As of September 30, 2012, the Company had made aggregate payments of $43.9 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

In August 2012, the Company entered into an amendment to the SpaceX Agreement (the “SpaceX Amendment”). The SpaceX Amendment reduced the number of contracted launches and increased the number of satellites to be carried on each launch vehicle. The SpaceX Amendment also reduced the maximum price under the SpaceX Agreement from $492.0 million to $453.1 million. The Company's obligations to SpaceX under the SpaceX Amendment for the three months ending December 31, 2012 and the years ending December 31, 2013, 2014, 2015, 2016 and 2017 are $21.2 million, $4.6 million, $83.5 million, $169.1 million, $109.0 million and $21.8 million, respectively.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement provides for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. If all six launches are purchased, the Company will pay Kosmotras a total of $184.3 million. As of September 30, 2012, the Company had made aggregate payments of $11.2 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. If the Company elects to purchase all six launches, the remaining amounts owed under the contract will be paid through 2015 or 2016, depending on the launch schedule.

Based on the terms of the Kosmotras Agreement, if the Company does not purchase any launches by March 31, 2013, the Kosmotras Agreement will terminate and any amounts paid by the Company to Kosmotras in excess of $15.1 million will be refunded.

Harris

In June 2012, Aireon LLC (“Aireon”), an indirect wholly-owned subsidiary of the Company, entered into an agreement with Harris Corporation for the design, development and production of the payload for each of the planned Iridium NEXT satellites (the “Harris Agreement”). The Harris Agreement does not provide for any guarantee of payment by Iridium Communications Inc. or Iridium Satellite LLC, but the Company intends to make available an injection into Aireon of up to $10 million worth of airtime credits to be used to satisfy a portion of the payments to be made by Aireon under the Harris Agreement in the event that Aireon cannot make such payments. Aireon’s obligations to Harris Corporation under the Harris Agreement for the three months ending December 31, 2012 and the years ending December 31, 2013, 2014, 2015, 2016 and 2017 are $9.5 million, $27.5 million, $49.0 million, $20.9 million, $6.2 million and $1.6 million, respectively.

Credit Facility

In October 2010, the Company entered into a $1.8 billion loan facility (the “Credit Facility”) with a syndicate of bank lenders (the “Lenders”). The Company had borrowed an aggregate total of $588.9 million as of September 30, 2012. The unused portion of the Credit Facility as of September 30, 2012 was $1.2 billion. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for repayment. As of September 30, 2012, the minimum required cash reserve balance was $54.0 million. This amount is included in restricted cash in the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility and will be $189.0 million at the beginning of the repayment period, which is expected to begin in 2017.

Interest costs incurred under the Credit Facility were $6.9 million and $18.0 million for the three and nine months ended September 30, 2012, respectively. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $18.0 million in interest incurred during the nine months ended September 30, 2012 consisted of $5.4 million payable in cash, of which $2.0 million was paid during the period and $3.4 million was accrued at period-end, and $12.6 million payable by deemed loans, of which $4.7 million was paid during the period and $7.9 million was accrued at period-end. The $6.9 million in interest incurred during the three months ended September 30, 2012 consisted of $2.1 million payable in cash and $4.8 million payable by deemed loans; no payments were made during the quarter. Total interest payable associated with the Credit Facility was $11.3 million and is included in interest payable in the accompanying condensed consolidated balance sheet as of September 30, 2012.

The Company also pays a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. The total commitment fee payable on the undrawn portion of the Credit Facility was $4.9 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2012.

In August 2012, the Company entered into a supplemental agreement (the “Supplemental Agreement”) with the Lenders under the Credit Facility, to amend and restate the Credit Facility. The Credit Facility, as amended by the Supplemental Agreement, authorizes the Company to fund and operate Aireon for the purpose of establishing a space-based Automatic Dependent Surveillance-Broadcast business. Specifically, the amended Credit Facility excludes Aireon from the group of companies (Iridium Communications Inc. and its material subsidiaries) that are obligors under the Credit Facility and from the Company’s consolidated financial results for purposes of calculating compliance with the financial covenants. The amended Credit Facility allows the Company to make a $12.5 million investment in Aireon, the injection of up to $10 million worth of airtime credits in connection with the Harris Agreement described above, if needed, and an additional investment of up to $15 million raised from issuances of the Company’s common equity. The amended Credit Facility requires the Company to use any net distributions received from Aireon to repay its debt obligations under the Credit Facility and to grant the Lenders a security interest in the Company’s ownership interest in Aireon. The Supplemental Agreement does not modify the principal amount, interest rates, repayment dates, or maturity of the Credit Facility. The amended Credit Facility includes revised financial covenant levels to reflect changes in timing of expected receipts of cash flows from secondary payloads and other changing business conditions and revised launch and backup launch requirements to permit the amendment to the Company’s launch services agreement with SpaceX. The amended Credit Facility required the Company to raise $100 million through a combination of the issuance of convertible preferred or common equity and warrant exercises by April 30, 2013. The Company satisfied this requirement primarily through the sale of its 7.00% Series A Cumulative Convertible Preferred Stock for net proceeds of $96.7 million. During the three months ended September 30, 2012, the Company also received $9.1 million from the exercise of warrants to purchase its common stock at an exercise price of $7.00 per share.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

4. Stock-Based Compensation

During 2009, the Company’s stockholders approved a stock incentive plan (the “2009 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of December 31, 2011, 8.0 million shares of common stock were authorized for issuance as awards under the 2009 Stock Incentive Plan. In May 2012, the Company’s stockholders approved a new stock incentive plan (the “2012 Stock Incentive Plan”). The 2012 Stock Incentive Plan is the successor to and continuation of the 2009 Stock Incentive Plan. Following the adoption of the 2012 Stock Incentive Plan, no additional stock awards may be granted under the 2009 Stock Incentive Plan. The aggregate number of shares of common stock initially authorized for issuance under the 2012 Stock Incentive Plan is 13,416,019 shares, which represents the sum of (A) 5,423,206 newly authorized shares, plus (B) the number of shares available for issuance under the 2009 Stock Incentive Plan prior to adoption of the 2012 Stock Incentive Plan, in an amount not to exceed 1,576,794 shares, plus (C) up to 6,416,019 shares subject to grants made for issuance under the 2009 Stock Incentive Plan that may become available for issuance under the 2012 Stock Incentive Plan from time to time as a result of expiration or termination of outstanding awards under the 2009 Stock Incentive Plan prior to exercise or vesting.

Non-employee directors elected to receive a portion of their 2012 annual compensation in the form of equity awards, in an aggregate amount of approximately 106,000 stock options and 106,000 RSUs. These stock options and RSUs were granted in January 2012 and vest over the remainder of 2012 with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was $0.3 million. The estimated aggregate grant-date fair value of the RSUs was $0.8 million.

During the three months ended September 30, 2012, the Company granted approximately 153,000 stock options to its employees. During the nine months ended September 30, 2012, the Company granted approximately 899,000 stock options, 570,000 service-based RSUs, and 234,000 performance-based RSUs to its employees. Employee stock options and service-based RSUs generally vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The performance-based RSUs were awarded to the Company’s executives. Vesting of the performance-based RSUs is dependent upon the Company’s achievement of certain performance goals over a two-year measurement period. The number of performance-based RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. Provided that the Company achieves the performance goals, 50% of the RSU awards will vest after two years and the remaining 50% after the third year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. The estimated aggregate grant-date fair values of the stock options granted to employees during the three months ended September 30, 2012 was $0.5 million. The estimated aggregate grant-date fair values of the stock options, service-based RSUs, and performance-based RSUs granted to employees during the nine months ended September 30, 2012 were $3.0 million, $4.3 million, and $1.8 million, respectively.

During the nine months ended September 30, 2012, the Company granted approximately 75,000 stock options to consultants. The consultant options vest over a two-year period with ratable quarterly vesting. The aggregate estimated grant-date fair value of the consultant stock options was approximately $0.3 million.

During the three months ended September 30, 2012, the Company granted approximately 167,000 stock appreciation rights (“SARs”) to non-employee contractors. The SARs vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The aggregate estimated grant-date fair value of the contractor SARs was approximately $0.5 million.

5. Equity Transactions

Warrant Activity

During the three and nine months ended September 30, 2012, the Company issued 1,300,000 shares of common stock resulting from the exercise of 1,300,000 warrants to purchase its common stock at an exercise price of $7.00 per share (the “$7.00 Warrants”). The Company received proceeds of $9.1 million as a result of these warrant exercises.

Private Warrant Exchanges

During 2011, the Company entered into several private transactions to exchange shares of its common stock for outstanding warrants to purchase its common stock at an exercise price of $11.50 per share (the “$11.50 Warrants”). As a result of these transactions, the Company issued an aggregate of 1,643,453 shares of its common stock in exchange for an aggregate of 8,167,541 of the $11.50 Warrants.

In September 2012, the Company entered into privately negotiated warrant exchange agreements with the largest holder of the outstanding $7.00 Warrants. Pursuant to these agreements, the Company issued 562,370 new shares of its common stock in exchange for 3,374,220 of the $7.00 Warrants (equivalent to approximately 0.1667 common shares for every $7.00 Warrant tendered), representing approximately 27% of the outstanding $7.00 Warrants. Following these private warrant exchanges, the Company had 8,979,434 outstanding $7.00 Warrants as of September 30, 2012, including 632,726 that are included as part of units that were issued in connection with the formation of the Company in 2007. Each unit consists of one share of common stock and one $7.00 Warrant.

Warrant Exchange Tender Offers

During 2011, the Company initiated and completed a tender offer to exchange outstanding $11.50 Warrants for shares of its common stock (the “2011 Tender Offer”). As a result of the 2011 Tender Offer, the Company issued an aggregate of 1,303,267 shares of its common stock in exchange for an aggregate of 5,923,963 of the $11.50 Warrants. As of September 30, 2012, 277,021 of the $11.50 Warrants remained outstanding.

On October 2, 2012, the Company initiated a tender offer to exchange outstanding $7.00 Warrants for shares of its own common stock (the “2012 Tender Offer”). The Company offered holders of its $7.00 Warrants one share of common stock for every six of the $7.00 Warrants tendered (equivalent to approximately 0.1667 common shares for every $7.00 Warrant tendered). The offer period ends on November 6, 2012.

Private Offering

On October 3, 2012, the Company issued 1,000,000 shares of its 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) in a private offering. The purchase price, equal to $96.85 per share, reflected an aggregate initial purchaser discount of $3.2 million. The Company received proceeds of $96.7 million from the sale of the Series A Preferred Stock in October 2012 which were net of the $3.3 million initial purchaser discount and offering costs. The Company intends to use the net proceeds of the private offering to help fund the construction and deployment of Iridium NEXT and for other general corporate purposes. The settlement date of the private offering was October 3, 2012.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $100 liquidation preference per share (equivalent to an annual rate of $7.00 per share). Dividends will be payable quarterly in arrears, beginning on December 15, 2012. The Series A Preferred Stock do not have a stated maturity date and are not subject to any sinking fund or mandatory redemption provisions. The Series A Preferred Stock will rank senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up. Holders of Series A Preferred Stock will generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series A Preferred Stock may convert some or all of their outstanding Series A Preferred Stock initially at a conversion rate of 10.6022 shares of common stock per $100 liquidation preference, which is equivalent to an initial conversion price of approximately $9.43 per share of common stock (subject to adjustment in certain events). Except as otherwise provided, the Series A Preferred Stock will be convertible only into shares of the Company’s common stock.

On or after October 3, 2017, the Company may, at its option, convert some or all of the Series A Preferred Stock into that number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. On or prior to October 3, 2017, the holders of Series A Preferred Stock will have a special right to convert some or all of the Series A Preferred Stock into shares of common stock in the event of fundamental changes described in the Certificate of Designations for the Series A Preferred Stock, subject to specified conditions and limitations. In certain circumstances, the Company may also elect to settle conversions in cash as a result of these fundamental changes.

6. Net Income Per Share

The computations of basic and diluted net income per share are set forth below. The correction of errors in the reported results for the three and nine months ended September 30, 2011 resulted in restated net income for those periods. The correction of these errors did not affect any other components in the calculation of net income per share.

	Three Months Ended September 30,
	2012	2011
		(Restated)
	(in thousands, except per share data)
Numerator:
Net income	$17,839	$12,013
Net income allocated to participating securities	(11)	(6)
Numerator for basic and diluted net income per share	$17,828	$12,007

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	74,376	73,354
Dilutive effect of stock options	1	-
Dilutive effect of contingently issuable shares	23	-
Dilutive effect of warrants	1,731	1,204
Denominator for diluted net income per share	76,131	74,558

Net income per share - basic	$0.24	$0.16
Net income per share - diluted	$0.23	$0.16

	Nine Months Ended September 30,
	2012	2011
		(Restated)
	(in thousands, except per share data)
Numerator:
Net income	$47,920	$32,618
Net income allocated to participating securities	(47)	(28)
Numerator for basic and diluted net income per share	$47,873	$32,590

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	73,738	71,755
Dilutive effect of stock options	8	1
Dilutive effect of contingently issuable shares	48	-
Dilutive effect of warrants	2,092	1,895
Denominator for diluted net income per share	75,886	73,651

Net income per share - basic	$0.65	$0.45
Net income per share - diluted	$0.63	$0.44

For the three months ended September 30, 2012, warrants to purchase 0.3 million shares of common stock, stock options to purchase 4.3 million shares of common stock and 0.6 million unvested RSUs were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

For the nine months ended September 30, 2012, warrants to purchase 0.3 million shares of common stock, stock options to purchase 4.1 million shares of common stock and 0.5 million unvested RSUs were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

For the three and nine months ended September 30, 2011, warrants to purchase 0.3 million shares of common stock and stock options to purchase 4.5 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing 72 service providers, 177 value-added resellers, or VARs, and 53 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At September 30, 2012, we had approximately 595,000 billable subscribers worldwide, an increase of 17% from approximately 508,000 billable subscribers at September 30, 2011. We have a diverse customer base, with end-users in the following key business areas: land-based handset; maritime; aviation; machine-to-machine, or M2M; and government.

We expect a higher proportion of our future revenue will be derived from service revenue than in the past. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, and on hardware and software upgrades to our ground infrastructure in preparation for Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our information technology systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. We believe our $1.8 billion loan facility, or the Credit Facility, together with internally generated cash flows, including cash flows from hosted payloads and proceeds from our recent sale of convertible preferred stock, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017. As of October 31, 2012, we had borrowed a total of $598.9 million under the Credit Facility. For more information about our sources of funding, refer to “Liquidity and Capital Resources.”

Recent Developments

Amendment of Credit Facility

In August 2012, we entered into a supplemental agreement, or the Supplemental Agreement, with the syndicate of bank lenders, or the Lenders, under the Credit Facility. The Supplemental Agreement amended and restated the Credit Facility. The Supplemental Agreement authorizes us to fund and operate Aireon for the purpose of establishing a space-based automatic dependent surveillance-broadcast, or ADS-B, business for global aviation monitoring. Specifically, the Supplemental Agreement excludes Aireon from the group of companies (we and our material subsidiaries) that are obligors under the Credit Facility and from our consolidated financial results for purposes of calculating compliance with the financial covenants. The Supplemental Agreement allows us to make a $12.5 million investment in Aireon, the injection of up to $10 million worth of airtime credits into Aireon as provided for in Aireon’s agreement with Harris Corporation to build the ADS-B system payloads, if needed, and an additional investment of up to $15 million raised from issuances of our common equity. The Supplemental Agreement requires us to use any net distributions that we receive from Aireon to repay the debt under the Credit Facility and to issue the Lenders a security interest in our ownership interest in Aireon.

The Supplemental Agreement also includes revised financial covenant levels to reflect changes in timing of expected receipts of cash flows from secondary payloads and other changing business conditions and revised launch and backup launch requirements consistent with the amendment to our launch services agreement with Space Exploration Technologies Corp., or SpaceX, described below. The amendment to the Credit Facility does not modify the principal amount, interest rates, repayment dates, or maturity of the Credit Facility. The Supplemental Agreement required us to raise $100 million through a combination of the issuance of convertible preferred or common equity and warrant exercises by April 30, 2013. We satisfied this requirement primarily through the sale of our 7.00% Series A Cumulative Convertible Preferred Stock, or Series A Preferred Stock, as described below. We also received $9.1 million from the exercise of warrants during the three months ended September 30, 2012.

SpaceX

Effective in August 2012, we entered into an amendment to our launch services agreement with SpaceX. The amendment reduced the number of contracted launches and increased the number of satellites to be carried on each launch vehicle. The amendment also reduced the maximum price under the original SpaceX agreement from $492.0 million to $453.1 million.

Private Placement of Series A Convertible Preferred Stock

On October 3, 2012, we issued 1,000,000 shares of our Series A Preferred Stock in a private offering. The sale price to the initial purchaser, equal to $96.85 per share, reflected an aggregate initial purchaser discount of $3.2 million. Upon settlement of the private offering in October 2012, we received proceeds of $96.7 million, which were net of the $3.2 million initial purchaser discount and $0.2 million of offering costs. We intend to use the net proceeds of the private offering to help fund the construction and deployment of Iridium NEXT and for other general corporate purposes.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 7.00% per annum of the $100 liquidation preference per share (equivalent to an annual rate of $7.00 per share). Dividends will be payable quarterly in arrears, beginning on December 15, 2012. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series A Preferred Stock will rank senior to our common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding-up. Holders of Series A Preferred Stock will generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances.

Holders of Series A Preferred Stock may convert some or all of their outstanding Series A Preferred Stock initially at a conversion rate of 10.6022 shares of common stock per $100 liquidation preference, which is equivalent to an initial conversion price of approximately $9.43 per share of common stock, subject to adjustment in certain events. Except as otherwise provided, the Series A Preferred Stock will be convertible only into shares of our common stock.

On or after October 3, 2017, we may, at our option, convert some or all of the Series A Preferred Stock into that number of shares of our common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. On or prior to October 3, 2017, the holders of Series A Preferred Stock will have a special right to convert some or all of the Series A Preferred Stock into shares of our common stock in the event of fundamental changes described in the Certificate of Designations for the Series A Preferred Stock, subject to specified conditions and limitations. In certain circumstances, we may also elect to settle conversions in cash as a result of these fundamental changes.

Private Warrant Exchange

In September 2012, we entered into privately negotiated warrant exchange agreements with funds managed by T2 Partners Management, L.P. (“T2”), the largest holder of our outstanding common stock purchase warrants with an exercise price of $7.00 per share, or $7.00 Warrants. Pursuant to these exchange agreements, we issued 562,370 new shares of our common stock in exchange for 3,374,220 of the $7.00 Warrants held by the T2 funds (equivalent to approximately 0.1667 common shares for every $7.00 Warrant tendered), representing approximately 27% of the outstanding $7.00 Warrants.

Tender Offer for Warrant Exchange

On October 2, 2012, we initiated a tender offer to exchange the remaining outstanding $7.00 Warrants for shares of our common stock. We offered holders of $7.00 Warrants one share of common stock for every six of the $7.00 Warrants tendered (equivalent to approximately 0.1667 common shares for every $7.00 Warrant tendered). The offer period ends on November 6, 2012.

Restatement to Correct Errors

Management has determined that its financial statements and related disclosures as of and for each of the years ended December 31, 2009, 2010 and 2011, and the quarters ended December 31, 2009 through December 31, 2011, or the Previously Issued Financial Statements, should be restated because they contained errors. In addition, management has concluded that one of these errors arose from a material weakness related to the internal controls over the accounting for income taxes that was not identified in the Report of Management on Internal Control over Financial Reporting as of December 31, 2011 included in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. As a result, our consolidated financial statements for the years ended December 31, 2009, 2010 and 2011 included in the Company’s Annual Reports on Form 10-K and for the quarterly periods ended March 31, June 30, and September 30, 2010 and 2011 included in its Quarterly Reports on Form 10-Q and the reports of Ernst & Young LLP on (i) the consolidated financial statements as of and for the years ended December 31, 2009, 2010 and 2011 and (ii) internal control over financial reporting as of December 31, 2009, 2010 and 2011 should no longer be relied upon.

The errors in the Previously Issued Financial Statements pertained to certain components of our provision for income taxes related to deferred income taxes of a non-operating foreign subsidiary and recognition of expense related to the fee for the undrawn portion of our Credit Facility in the incorrect period. Both of these errors are non-cash in nature.

Management intends to restate the Previously Issued Financial Statements to correct these errors by amending our Annual Report on Form 10-K for the year ended December 31, 2011 subsequent to the filing of this report. The discussion of our financial condition and results of operations as of and for the quarters and years ended December 31, 2009, 2010 and 2011, included in our Annual Report on Form 10-K for the year ended December 31, 2011, will also be amended as part of that filing. The financial statements for the three and nine months ended September 30, 2011 and the balance sheet as of December 31, 2011 included in this report have been restated for the impact of these errors on the previously reported interim financial results.

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

Comparison of Our Results of Operations for the Three Months Ended September 30, 2012 and 2011

For purposes of comparing our results of operations for the three months ended September 30, 2012 and 2011, the results of operations for the three months ended September 30, 2011 have been restated due to the identification of non-cash errors as described above under the caption “Restatement to Correct Errors.” The errors we identified affected the provision for income taxes for the three months ended September 30, 2011. The errors and their restatement did not impact revenues, operating expenses, or operating income as previously reported.

	Three Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2012	Revenue	2011	Revenue	Dollars	Percent
Revenue:
Services	$71,403	71%	$69,361	68%	$2,042	3%
Subscriber equipment	26,371	26%	25,909	25%	462	2%
Engineering and support services	2,667	3%	6,854	7%	(4,187)	(61)%
Total revenue	100,441	100%	102,124	100%	(1,683)	(2)%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	14,000	14%	17,770	17%	(3,770)	(21)%
Cost of subscriber equipment	14,194	14%	13,793	14%	401	3%
Research and development	3,623	4%	3,122	3%	501	16%
Selling, general and administrative	16,452	16%	16,457	16%	(5)	0%
Depreciation and amortization	20,484	20%	26,784	26%	(6,300)	(24)%
Total operating expenses	68,753	68%	77,926	76%	(9,173)	(12)%
Operating income	$31,688	32%	$24,198	24%	$7,490	31%

Revenue

Total revenue decreased by 2% to $100.4 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease was primarily due to a decrease in revenue from government-sponsored engineering and support contracts. The decrease in revenue was partially offset by a 17% year-over-year increase in billable subscribers and an increase in sales volume of subscriber equipment.

Service Revenue

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice	$45.2	333	$46	$44.8	305	$50	$0.4	28	$(4)
Commercial M2M data	10.9	213	18	8.3	154	19	2.6	59	(1)
Total Commercial	56.1	546		53.1	459		3.0	87
Government voice	14.5	35	136	15.7	38	140	(1.2)	(3)	(4)
Government M2M data	0.8	14	19	0.6	11	19	0.2	3	-
Total Government	15.3	49		16.3	49		(1.0)	-
Total	$71.4	595		$69.4	508		$2.0	87

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 3% for the three months ended September 30, 2012, compared to the prior year period, primarily due to growth in billable subscribers partially offset by decreases in ARPU for voice services.

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

Government voice revenue decreased principally due to a reduction in billable subscribers and ARPU. Government voice ARPU decreased due to a higher proportion of billable subscribers on lower priced plans for Netted Iridium®, a service that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Government M2M data ARPU remained flat at $19. We expect government voice ARPU to be lower for the full year 2012 as compared to 2011 as usage of lower priced Netted Iridium continues to grow as a percentage of overall government voice subscribers. Future government voice and M2M data billable subscribers and revenue may be negatively affected by reductions in U.S. defense spending and deployed troop levels, with a corresponding decrease in subscribers under our agreements with the U.S. government. These agreements account for a majority of our government services revenue. In addition, our agreement with the U.S. government expires in 2013. Future government voice and M2M data revenues will be dependent upon our ability to negotiate a favorable new agreement with the U.S. government.

Engineering and Support Service Revenue

Engineering and support service revenue decreased 61% for the three months ended September 30, 2012 compared to the prior year period due to a decline in scope of work for government-sponsored contracts.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased 21% for three months ended September 30, 2012 from the prior year period due to a decline in scope of work for government-sponsored contracts with corresponding impacts to revenue and cost of services.

Depreciation and Amortization

Depreciation and amortization expense decreased 24% for the three months ended September 30, 2012 from the prior year period. During the second quarter of 2012, we updated our analysis of the current satellite constellation’s health and the remaining useful life. Based on the results of this analysis, we estimate that our current constellation of satellites will be operational for longer than previously expected. As a result, the estimated useful life of the current constellation was extended and is consistent with the expected deployment of Iridium NEXT. The extension of the estimated useful life resulted in a decline in depreciation expense of $6.5 million for the three months ended September 30, 2012 as compared to the prior period. We will continue to evaluate the useful life of our current constellation of satellites on an ongoing basis through full deployment and activation of Iridium NEXT. The decline in depreciation expense was partially offset by a $2.0 million impairment charge that we recorded during the third quarter of 2012 as a result of having lost communication with one of our in-orbit satellites.

Other Income (Expense)

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $2.5 million for the three months ended September 30, 2012 compared to $3.1 million for the prior year period. The decrease of the commitment fee on the undrawn portion is directly proportionate to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT.

Provision for Income Taxes

For the three months ended September 30, 2012, our income tax provision was $11.7 million compared to $9.4 million for the restated prior year period. This increase principally resulted from the 2012 increase in net income offset by the 2010 provision to return adjustments recorded in the third quarter of 2011. Our effective tax rate was 39.6% for the three months ended September 30, 2012 compared to 43.9% for the restated three months ended September 30, 2011. The decrease in the rate is primarily due to the 2010 provision to return adjustments recorded in third quarter 2011. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2012 and 2011

For purposes of comparing our results of operations for the nine months ended September 30, 2012 and 2011, the results of operations for the nine months ended September 30, 2011 have been restated due to the identification of non-cash errors as described above under the caption “Restatement to Correct Errors.” The errors we identified affected the undrawn credit facility fees and the provision for income taxes for the nine months ended September 30, 2011. The errors and their restatement did not impact revenues, operating expenses, or operating income as previously reported.

	Nine Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2012	Revenue	2011	Revenue	Dollars	Percent
Revenue:
Services	$206,736	71%	$195,687	68%	$11,049	6%
Subscriber equipment	71,825	25%	72,232	25%	(407)	(1)%
Engineering and support services	12,675	4%	21,411	7%	(8,736)	(41)%
Total revenue	291,236	100%	289,330	100%	1,906	1%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	47,991	17%	54,467	19%	(6,476)	(12)%
Cost of subscriber equipment	40,828	14%	38,900	13%	1,928	5%
Research and development	12,741	4%	10,769	4%	1,972	18%
Selling, general and administrative	52,570	18%	50,173	17%	2,397	5%
Depreciation and amortization	63,056	22%	73,779	26%	(10,723)	(15)%
Total operating expenses	217,186	75%	228,088	79%	(10,902)	(5)%
Operating income	$74,050	25%	$61,242	21%	$12,808	21%

Revenue

Total revenue increased by 1% to $291.2 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase in revenue was principally due to a 17% year-over-year increase in billable subscribers. This increase was partially offset by a decrease in revenue from government-sponsored engineering and support contracts and a decline in ARPU for voice services.

Service Revenue

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice	$129.9	333	$45	$125.6	305	$48	$4.3	28	$(3)
Commercial M2M data	30.3	213	18	21.8	154	18	8.5	59	-
Total Commercial	160.2	546		147.4	459		12.8	87
Government voice	44.4	35	137	46.6	38	140	(2.2)	(3)	(3)
Government M2M data	2.1	14	19	1.7	11	21	0.4	3	(2)
Total Government	46.5	49		48.3	49		(1.8)	-
Total	$206.7	595		$195.7	508		$11.0	87

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 6% for the nine months ended September 30, 2012 compared to the prior year period primarily due to growth in billable subscribers, partially offset by decreases in ARPU for voice services.

Commercial voice revenue increased due to growth related to our higher-ARPU Iridium OpenPort and increased revenue from prepaid services. These increases were partially offset by decreases in ARPU due to a decline in average minutes of use per post-paid subscriber.

Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. Commercial M2M data ARPU remained flat at $18.

Government voice revenue decreased principally due to a decline in billable subscribers combined with a decrease in ARPU. Government voice ARPU decreased due to a higher proportion of billable subscribers on the lower priced plans for Netted Iridium. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Government M2M data ARPU decreased compared to the prior year period primarily due to growth in subscribers using plans that generate lower revenue per unit.

Engineering and Support Service Revenue

Engineering and support service revenue decreased 41% for the nine months ended September 30, 2012 compared to the prior year period primarily due to a decline in scope of work for government-sponsored contracts.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) decreased 12% for the nine months ended September 30, 2012 compared to the prior year period due to a decline in scope of work for government-sponsored engineering and support contracts with corresponding impacts to revenue and cost of services.

Research and Development

Research and development expense increased 18% for the nine months ended September 30, 2012 compared to the prior year period. The increase was primarily driven by an increase in research and development associated with Iridium NEXT projects.

Selling, General and Administrative

Selling, general and administrative expenses increased by 5% for the nine months ended September 30, 2012 from the prior year period. This increase was primarily due to a $1.5 million increase in stock-based compensation and a $0.7 million increase in bad debt expense related to a potentially uncollectible portion of an outstanding receivable balance. Future selling, general and administrative expenses may be negatively affected by our ability to collect amounts on accounts receivable with specific customers; we will continue to evaluate all receivables for collectability.

Depreciation and Amortization

Depreciation and amortization expense decreased 15% for the nine months ended September 30, 2012 compared to the prior year period. The decrease was driven by the increase in the estimated useful life of our satellites, which resulted in a $13.1 million decline in depreciation expense for the nine months ended September 30, 2012 compared to the prior year period. This decrease was partially offset by a $2.0 million impairment charge within depreciation expense related to the impairment of an in-orbit satellite with which we lost communication during the third quarter of 2012.

Other Income (Expense)

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $7.8 million for the nine months ended September 30, 2012 compared to $10.6 million for the prior year period, as restated. The decrease of the commitment fee on the undrawn portion is directly proportionate to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT.

Provision for Income Taxes

For the nine months ended September 30, 2012, our income tax provision was $18.9 million compared to $19.8 million for the restated prior year period. Our effective tax rate was approximately 28.2% for the nine months ended September 30, 2012 compared to 37.8% for the restated prior year period. The decrease in both our income tax provision and our effective tax rate primarily resulted from an increase in the net benefit in our year to date third quarter 2012 income tax expense compared the year ago period related to the impact on our deferred tax assets and liabilities for the change in the Arizona tax laws enacted in 2011 and 2012. This benefit was partially offset by an increase in income as compared to the year ago period. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Our 2012 effective tax rate differs from the statutory U.S. Federal tax rate of 35% primarily due to the state tax benefit of the Arizona tax laws changes enacted in 2011 and 2012. Our 2011 effective tax rate differs from the statutory U.S. Federal tax rate of 35% due primarily due to state income tax expense partially offset by the state tax benefit of the Arizona tax law change as well as permanent differences.

Liquidity and Capital Resources

As of September 30, 2012, our total cash and cash equivalents balance was $189.4 million. Our principal sources of liquidity are existing cash, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital and research and development expenses.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Credit Facility, with the remainder to be funded from internally generated cash flows, including potential cash flows from hosted payloads on our Iridium NEXT satellites, and the $96.7 million in proceeds from the recent issuance of our Series A Preferred Stock.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations. If we do not generate sufficient cash flows, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, we will require further external funding. Our ability to obtain additional funding may be adversely affected by a number of factors, including the global economic downturn and related tightening of the credit markets, and we cannot assure you that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

The recent amendment to the Credit Facility allows us to make a $12.5 million investment in Aireon, the injection of up to $10 million worth of airtime credits into Aireon as provided for in Aireon’s agreement with Harris Corporation to build the ADS-B system payloads, if needed, and an additional investment of up to $15 million raised from the issuance of our equity. The amended Credit Facility requires us to use any net distributions that we receive from Aireon to repay the debt under the Credit Facility and to grant the Lenders a security interest in our ownership interest in Aireon. The amendment does not modify the principal amount, interest rates, repayment dates, or maturity of the Credit Facility. The amended Credit Facility includes revised financial covenant levels to reflect changes in timing of expected receipts of cash flows from secondary payloads and other changing business conditions and revised launch and backup launch requirements to permit the amendment to our launch services agreement with SpaceX. Also, the Supplemental Agreement required us to raise $100 million through a combination of the issuance of convertible preferred or common equity and the exercise of warrants by April 30, 2013. In response to this requirement, we entered into a purchase agreement to sell 1,000,000 shares of our Series A Preferred Stock in a private offering. The purchase price, equal to $96.85 per share, reflected a discount to the initial purchase price of $3.15 per share. We received proceeds of $96.7 million from the sale of the Series A Preferred Stock in October 2012, which were net of the $3.2 million initial purchaser discount and $0.2 million of offering costs. The settlement date of the private offering was October 3, 2012. We also received $9.1 million from the exercise of $7.00 Warrants during the quarter ended September 30, 2012.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $7.00 per share. Dividends are payable quarterly in arrears, beginning on December 15, 2012. For each full quarter that the Series A Preferred Stock is outstanding, and assuming that no shares of Series A Preferred Stock have been converted into shares of our common stock, we would be required to pay cash dividends of $1.75 million. We expect that we would satisfy dividend requirements, if and when declared, from internally generated cash flows.

As of September 30, 2012 and October 31, 2012, we had borrowed a total of $588.9 million and $598.9 million under the Credit Facility, respectively. The unused portion of the Credit Facility as of September 30, 2012 was $1.2 billion. Under the terms of the Credit Facility, we were required to maintain a minimum cash reserve for debt service of $54.0 million as of September 30, 2012, which is classified as restricted cash on the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to be in 2017. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows

The following section highlights our cash flows for the nine months ended September 30, 2012 and 2011:

	2012	2011	Change
	(in thousands)
Cash provided by operating activities	$132,715	$131,923	$792
Cash used in investing activities	$(221,343)	$(240,344)	$19,001
Cash provided by financing activities	$141,661	$113,322	$28,339

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2012 remained relatively flat compared to the prior year period despite a $15.3 million increase in net income due to offsetting items including a $10.7 million decrease in depreciation and amortization expense and a $6.3 million decrease in working capital. The non-cash errors impacting the nine months ended September 30, 2011 had no net impact on the total cash provided by operating activities as reported; however, the correction of the errors had offsetting effects on net income and the change in working capital in the period.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 decreased compared to the same period in the prior year due to decreased capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellite, network and gateway operations. This decrease was due to timing of payments.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 increased by $28.3 million compared to the same period in the prior year primarily due to a $22.2 million payment in 2011 which represented satisfaction in full of our promissory note to Motorola Solutions, Inc. and which did not recur in 2012, a $15.7 million decrease in payments of financing fees incurred in conjunction with obtaining the Credit Facility, and an $8.9 million increase in proceeds from the exercise of stock options and warrants. The increase in cash provided by financing activities was partially offset by an $18.4 million decrease in borrowings under the Credit Facility compared to the prior year period. Cash provided by financing activities for the nine months ended September 30, 2012 does not include the proceeds of the private placement of our Series A Preferred Stock, as that transaction closed on October 3, 2012.

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

Recent Accounting Developments

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash and cash equivalents balance is subject to interest rate fluctuations. For the three and nine months ended September 30, 2012, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We entered into the Credit Facility in October 2010 and had borrowed $588.9 million under the Credit Facility as of September 30, 2012. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the nine months ended September 30, 2012, a one-half percentage point increase or decrease in the LIBOR would not have had a material effect on our interest cost.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and accounts payable. We maintain our cash and cash equivalents with financial institutions with high credit ratings and at times maintain the balance of our deposits in excess of federally insured (FDIC) limits. The majority of our cash is swept nightly into funds that invest in or are collateralized by U.S government-backed securities. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. As a result of the evaluation performed, management has determined that a material weakness in our internal controls over financial reporting and our disclosure controls and procedures existed as of the end of the period covered by this report. As described below, we are taking steps to remediate the identified material weakness in our internal controls over financial reporting in order to address the material weakness.

Restatement of Consolidated Financial Statements

We determined that the previously issued financial statements for the years ended December 31, 2009, 2010 and 2011 included in our most recently filed Form 10-K, the period ended December 31, 2009 and each of the quarters in the years ended December 31, 2010 and 2011 included in our quarterly reports on Form 10-Q (collectively, the “Affected Periods”) are no longer reliable. Management and the Audit Committee of the Board of Directors have determined that financial statements for the Affected Periods should be restated to reflect corrections of errors related to our provision for income taxes and undrawn credit facility fee expense. Management and the Audit Committee of the Board of Directors have discussed these matters with our independent registered public accounting firm. In connection with this restatement, as described in further detail in Note 2 to the condensed consolidated financial statements included in this Form 10-Q, management reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that the control deficiency that caused the misstatement constitutes a material weakness in the area of accounting for income taxes. As a result of the identification of the errors that led to the restatement and the related reassessment of disclosure controls and procedures and internal control over financial reporting, we are implementing certain remediation steps to address the material weakness discussed above in the area of deferred income taxes. Specifically, through our continued effort to evaluate and improve our internal controls over financial reporting, management has expanded its review procedures over the tax provision process, utilizing both internal staff and third-party tax professionals.

Management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, except as it relates to the efforts to remediate the material weakness in internal control over financial reporting discussed above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•	our ability to maintain the health, capacity and control of our existing satellite constellation;

•	our ability to complete the design, build and launch of Iridium NEXT and related ground infrastructure, products and services, and, once launched, our ability to maintain the health, capacity and control of such satellite constellation;

•	the level of market acceptance and demand for our products and services;

•	our ability to introduce innovative new products and services that satisfy market demand, including new service offerings on Iridium NEXT;

•	our ability to obtain additional business using our existing spectrum resources both in the U.S. and internationally;

•	our ability to sell our products and services in additional countries;

•	our ability to maintain our relationship with U.S. government customers, particularly the Department of Defense;

•	the ability of our distributors to market and distribute our products, services and applications effectively and their continued development of innovative and improved solutions and applications for our products and services;

•	the effectiveness of our competitors in developing and offering similar services and products; and

•	our ability to maintain competitive prices for our products and services and control costs.

We may need additional capital to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and pursue additional growth opportunities. If we fail to maintain access to sufficient capital, we will not be able to successfully implement our business plan.

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 will be approximately $3 billion. While we expect to fund these costs with borrowings under the Credit Facility and the proceeds from the sale of our 7.00% Series A Cumulative Convertible Perpetual Preferred Stock, which closed on October 3, 2012, together with internally generated cash flows, including potential revenues from hosted payloads, it is possible that these sources will not be sufficient to fully fund Iridium NEXT. For example, our primary hosted payload customer is our subsidiary, Aireon. If Aireon is not successful and fails to pay its hosting costs, or if we fail to generate our expected cash flows, we might need to finance the remaining cost by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT. Such additional financing may not be available on favorable terms, or at all.

Our ability to make ongoing draws under the Credit Facility will depend upon our satisfaction of various borrowing conditions from time to time, some of which will be outside of our control. In addition, there can be no assurance that our internally generated cash flows will meet our current expectations, or that we will not encounter increased costs. Among other factors leading to the uncertainty over our internally generated cash flows, Aireon may be unable to pay its hosting costs. If available funds from the Credit Facility and internally generated cash flows are less than we expect, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, develop new products and services, and pursue additional growth opportunities will be impaired, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service. We expect to experience overall liquidity levels lower than our recent liquidity levels. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities and make borrowings under the Credit Facility, delay the ultimate deployment of Iridium NEXT, and otherwise impair our business and financial position.

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

We are currently developing Iridium NEXT, which we expect to commence launching in early 2015. While we expect our current satellite constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will do so. If we are unable, for any reason, including as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve or maintain orbital placement, failure of the satellites to perform as expected, interference between any hosted payload and our network, or delays in receiving regulatory approvals, to effectively deploy Iridium NEXT before our current constellation ceases to provide a commercially acceptable level of service, or if we experience backward compatibility problems with our new constellation once deployed, we will likely lose customers and business opportunities to our competitors, resulting in a material decline in revenue and profitability and the inability to service debt.

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

The launch of our Iridium NEXT satellites will be subject to the inherent risk of launch failures, which could result in the loss or destruction of one or more satellites. We have entered into a Contract for Launch Services, as amended to date, or the SpaceX Agreement, with Space Exploration Technologies Corp., or SpaceX, pursuant to which SpaceX will provide launch services to us in connection with our deployment of Iridium NEXT. The SpaceX Agreement contemplates seven launches of ten satellites each on SpaceX’s Falcon 9 launch vehicle over a two-year period. SpaceX has a limited operating history and limited financial resources, and the Falcon 9 has a limited launch history, which could expose us to delay, greater risk of launch failure or the need to utilize an alternate launch services provider, which could substantially increase our launch costs. We have also entered into a Contract for Launch Services, or the Kosmotras Agreement, with International Space Company Kosmotras, or Kosmotras, pursuant to which Kosmotras will provide supplemental or alternative launch services for Iridium NEXT. The use of Kosmotras instead of SpaceX would increase our launch costs, and the Kosmotras Agreement only provides for the launch of up to 24 satellites, which is not enough to launch the whole Iridium NEXT constellation.

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

Since we introduced commercial services in 2001, we have experienced nine satellite losses, most recently in August 2012. Eight of our satellites have failed in orbit, which has resulted in either the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, and one satellite was lost as a result of a collision with a non-operational Russian satellite. Also, our satellites have already exceeded their original design lives. While actual useful life typically exceeds original design life, the useful lives of our satellites may be shorter than we expect, and additional satellites may fail or collide with space debris or other satellites in the future. Although to date we have had an in-orbit spare available to replace each lost satellite, we can provide no assurance that our in-orbit spare satellites will be sufficient to replace all future lost satellites, that we will be able to replace them in a timely manner, or that the spare satellite will provide the same level of performance as the lost satellite. As a result, while we expect our current constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will be able to do so. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. As our constellation has aged, some of our satellites have experienced individual component failures affecting their coverage or transmission capacity and other satellites may experience such failures in the future, which could adversely affect the reliability of their service or result in total failure of the satellite. As a result, fewer than 66 of our current in-orbit satellites are fully functioning at any time. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge in our statement of operations reflecting the remaining net book value of that satellite to zero, and any such impairment charges could significantly depress our net income for the period in which the failure occurs.

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

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 23% of our revenue for the year ended December 31, 2011 and 20% of our revenue for the nine months ended September 30, 2012. We provide the majority of our services to the U.S. government pursuant to two contracts, both of which were entered into in April 2008, that provide for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. Although the U.S. government has exercised the fourth additional one-year term for both contracts, which extended the term through March 2013, the U.S. government may terminate these agreements, in whole or in part, at any time. If the U.S. government terminates its agreements with us or fails to renew such agreements, we would lose a significant portion of our revenue.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the NASDAQ Stock Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. Through the execution of our internal controls over financial reporting in connection with the preparation of this quarterly report, management discovered an error caused by a previously existing material weakness in internal controls over financial reporting relating to accounting for income taxes. This material weakness led to the need for the restatement of our financial statements for the years ended December 31, 2009, 2010 and 2011 and for the quarters ended December 31, 2009 through December 31, 2011, which restatement will occur after the filing of this report.  If we do not successfully remediate this material weakness or fail to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements.

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

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our ability to compete for business and protect our customers and our reputation. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could harm our reputation, cause demand for our products and services to fall and compromise our ability to pursue our business plans. Recently, there have been reported a number of significant, wide-spread security breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States in countries such as China. In addition, there are reportedly private products available in the market today which attempt to unlawfully intercept communications made on our network. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network availability, which could harm our business.

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

We rely on two single-source contracts to manufacturer our current devices, including our mobile handsets, L-Band transceivers and short-burst data devices. Either of these manufacturers may choose to terminate its business relationship with us when its current contractual obligations are completed, or at such earlier time as contemplated by our current agreement. If a manufacturer terminates its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price, or at all. We are highly dependent on these manufacturers’ performance as the sole suppliers of our devices. We also utilize sole source suppliers for certain component parts of our devices.

                These manufacturers and suppliers may become capacity constrained as a result of a surge in demand, a natural disaster or other event, resulting in a shortage or interruption in supplies or an inability to meet increased demand. Although we might be able to replace sole source suppliers, there could be a substantial period of time in which our products would not be available; any new relationship may involve higher costs and delays in development and delivery, and we might encounter technical challenges in successfully replicating the manufacturing processes. If our manufacturers or suppliers terminate their relationships with us, fail to provide equipment or services to us on a timely basis or fail to meet our performance expectations, we might be unable to provide products or services to our customers in a competitive manner, which could in turn negatively affect our financial results and our reputation.

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

We have significant operations outside the United States. According to our estimates, commercial data traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 70% of total commercial data traffic for the year ended December 31, 2011, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 90% of total commercial voice traffic for the year ended December 31, 2011. We cannot provide the precise geographical distribution of revenue from end-users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end-users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in other countries.

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

When Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability risk arising from future operation of the constellation, and provide an obligation of the U.S. government to indemnify Motorola. As a result, an Indemnification Agreement was entered into among Iridium Satellite, Boeing, Motorola and the U.S. government, as subsequently amended in September 2010, which we refer to as the Indemnification Agreement, giving the U.S. government the right to, in its sole discretion, require us to de-orbit our constellation in the event of (a) Iridium Satellite’s failure to maintain certain insurance and pay certain insurance premiums; (b) Iridium Satellite’s bankruptcy; (c) Iridium Satellite’s sale or the sale of any major asset in our satellite system; (d) Boeing’s replacement as the operator of our satellite system; (e) Iridium Satellite’s failure to provide certain notices as contemplated by the Indemnification Agreement; or (f) at any time after January 1, 2015. Prior to the September 2010 amendment of the Indemnification Agreement, the U.S. government had the right to require us to de-orbit our constellation at any time after June 5, 2009. Pursuant to the September 2010 amendment, the U.S. government may withdraw its agreement to postpone the exercise of its de-orbit right (i) on or after January 1, 2015; (ii) if Iridium Satellite violates any terms of the Indemnification Agreement or fails to comply with any terms of the September 2010 amendment; (iii) if more than four satellites have insufficient fuel to execute a 12-month de-orbit; (iv) if Iridium Satellite fails to comply with the de-boost plans; (v) upon a finding by the FCC, not remedied by Iridium Satellite in the time set forth by the FCC, that Iridium Satellite has failed to comply with the terms of the Iridium Orbital Debris Mitigation Plan filed with the FCC and then in effect; (vi) upon the cancellation, non-renewal or refusal to provide any insurance required by the Indemnification Agreement; and (vii) upon the termination or completion of the current or any successor agreement between Iridium Satellite and the DoD pursuant to which Iridium Satellite provides mobile satellite services to the DoD. The U.S. government also has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares, that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years.

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

Pursuant to an amended and restated transition services, products and asset agreement, or the TSA, with Motorola, and pursuant to the Indemnification Agreement, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy together with the de-orbiting endorsement covers amounts that we and other named parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting our satellite constellation. The current policy has a one-year term, which expires on December 8, 2012, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. As described in the immediately preceding risk factor, our failure to renew our current in-orbit liability insurance policy or obtain a replacement policy would trigger de-orbit rights held by the U.S. government and Boeing, which, if exercised, would eliminate our ability to provide mobile satellite communications services. In addition, even if we continue to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

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

In addition to our in-orbit liability insurance policy, we are required under the Indemnification Agreement to purchase product liability insurance to cover potential liability of Motorola Solutions, as the manufacturer of the satellites in our current constellation. We may not in the future be able to renew this product liability coverage on reasonable terms and conditions, or at all. Any failure by us to maintain this insurance could increase our exposure to third-party damages that may be caused by any of our satellites. As described above, if we are unable to obtain such insurance on commercially reasonable terms and the U.S. government has not agreed to cover the amounts that would have otherwise been paid by such insurance, Motorola Solutions could invoke its de-orbit rights which, if exercised, would eliminate our ability to provide mobile satellite communications services.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: November 2, 2012

EXHIBIT INDEX

Exhibit	Description

3.1

Certificate of Designations of Iridium Communications Inc. designating the preferences, limitations, voting powers and relative rights of the 7% Series A Cumulative Perpetual Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2012.

10.1††	Amendment No. 11 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 3, 2012.

10.2††	Amendment No. 12 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 6, 2012.

10.3††	Amendment No. 1 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of July 31, 2012.

10.4††	Amendment No. 2 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of September 4, 2012.

10.5††	Supplemental Agreement dated as of August 1, 2012 between Iridium Satellite LLC and Société Générale, as COFACE Agent, amending and restating the COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010.

10.6††	Amendment No. 2 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., effective as of August 1, 2012.

10.7	Purchase Agreement dated September 28, 2012, by and among Iridium Communications Inc. and Raymond James & Associates, Inc., incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2012.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101**	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 2, 2012, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012 and 2011;
(iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and
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

