Form 10-K/A
period 2011-12-31
Iridium Communications Inc.
filed 2012-11-20
CIK 1418819

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2011, are incorporated by reference into Part III of this Form 10-K/A.

Iridium Communications Inc.

Form 10-K/A

Explanatory Note

This Amendment No. 1 to the annual report of Iridium Communications Inc. (the “Company”) on Form 10-K/A (“Form 10-K/A”) amends the Company’s annual report on Form 10-K for the year ended December 31, 2011, which was originally filed on March 6, 2012 (the “Original Filing”). This amendment is being filed for the purpose of restating certain amounts in the Selected Financial Data in Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, Financial Statements in Item 8 and Controls and Procedures in Item 9A, and includes currently dated certifications from our principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

The Company has determined there were errors in the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2009, 2010 and 2011 and the quarters ended December 31, 2009 through December 31, 2011. These errors pertained to (i) certain components of the Company’s provision for income taxes related to a non-operating foreign subsidiary and (ii) the recognition of expense related to the fee for the undrawn portion of the Company’s $1.8 billion loan facility (the “Credit Facility”) and its related effect on the provision for income taxes. The errors did not have any impact on the Company’s previously reported revenue or operating income, cash balances or total assets.

As compared to the amounts presented in the Original Filing, the restatement increased the income tax benefit and decreased net loss by $2.1 million for the year ended December 31, 2009; increased the undrawn credit facility fee included in other expenses by $1.0 million, increased income tax expense by $1.8 million and decreased net income by $2.8 million for the year ended December 31, 2010; decreased the undrawn credit facility fee included in other expenses by $1.0 million, decreased income tax expense by $0.4 million and increased net income by $1.4 million for the year ended December 31, 2011. As a result of the restatement, basic and diluted net loss per share decreased by $0.04 for the year ended December 31, 2009 and basic and diluted net income per share decreased $0.04 for the year ended December 31, 2010 and increased by $0.02 for the year ended December 31, 2011.

The Company believes that the restatement does not impact any trends in its business or have any current or prospective impact on its results of operations or its compliance with its debt covenants. This restatement relates to non-cash entries in the consolidated financial statements and has no effect on total cash flows or cash balances.

The restatement is more fully described in Note 3 of the Notes to the Consolidated Financial Statements.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures and internal controls over financial reporting. As a result of that reassessment, the Company’s management determined that there was a deficiency in its internal control over financial reporting in the area of accounting for income taxes specific to the calculation of deferred income taxes. Management determined that this deficiency constituted a material weakness. Accordingly, the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2011. For a discussion of management’s consideration of the Company’s internal control over financial reporting and the material weakness identified, including a revised Management Report on Internal Control Over Financial Reporting, see Part II — Item 9A included in this Form 10-K/A.

All of the information in this Form 10-K/A is as of March 6, 2012, the date the Company filed the Original Filing with the Securities and Exchange Commission (the “SEC”). This Form 10-K/A does not reflect events occurring after the filing of the Original Filing other than the restatement for the matters discussed above and the Company has not updated other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. Events occurring after the Original Filing for which the Company has not updated disclosure include, among other things, the events described in our current reports on Form 8-K and quarterly reports on Form 10-Q filed after the date of the Original Filing. Forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than as specifically stated in this Form 10-K/A.

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted ASU 2011-05 in the first quarter of 2012. ASU 2011-05 required retrospective application. In this Form 10-K/A, as presented in the Financial Statements in Item 8, retrospective application of ASU 2011-05 has been applied for all periods presented. The adoption of these updates changed the order in which we presented certain financial statements, but did not have any other impact on our financial statements.

IRIDIUM COMMUNICATIONS INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2011

TABLE OF CONTENTS

		Page No.

PART II

Item 6.	Selected Financial Data	1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 8.	Financial Statements and Supplementary Data	20

Item 9A.	Controls and Procedures	70

PART IV

Item 15.	Exhibits and Financial Statement Schedules	74

SIGNATURES		75

Forward-Looking Statements

This report, as amended, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in the Original Filing, as updated by the registrant’s quarterly reports on Form 10-Q, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II

Item 6.	Selected Financial Data

Iridium Communications Inc.

The following selected historical financial data for the years ended December 31, 2011, 2010, 2009, and 2008 was derived from Iridium Communications Inc.’s audited financial statements. For a detailed description of the restatement of amounts for the years ended December 31, 2011, 2010, and 2009, refer to Note 3 – Restatement of Consolidated Financial Statements in the notes to our consolidated financial statements in Item 8 of this Form 10-K/A. The selected financial data below should be read in conjunction with Iridium Communications Inc.’s financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A. The selected financial data is historical data for Iridium Communications Inc. and is not necessarily indicative of future results of operations.

	For the Year Ended December 31,
	2011	2010	2009
Statement of Operations Data (a)	(Restated)	(Restated)	(Restated)	2008
	(In thousands, except per share amounts)
Revenue:
Services	$262,322	$236,351	$53,014	$-
Subscriber equipment	94,709	90,184	17,293	-
Engineering and support services	27,276	21,638	5,682	-
Total revenue	$384,307	$348,173	$75,989	$-
Total operating expenses	$307,306	$310,813	$89,164	$2,592
Operating income (loss)	$77,001	$37,360	$(13,175)	$(2,592)
Net income (loss)	$41,035	$19,941	$(42,239)	$1,656
Comprehensive income (loss)	$40,720	$20,009	$(42,217)	$1,656
Weighted average shares outstanding - basic	72,164	70,289	53,964	43,268
Weighted average shares outstanding - diluted	73,559	72,956	53,964	43,268
Net income (loss) per share - basic	$0.57	$0.28	$(0.78)	$0.04
Net income (loss) per share - diluted	$0.56	$0.27	$(0.78)	$0.04

	As of December 31,
	2011	2010	2009
Balance Sheet Data	(Restated)	(Restated)	(Restated)	2008
	(In thousands)
Total current assets	$227,242	$208,729	$220,937	$143
Total assets	1,374,186	1,047,449	826,396	403,150
Total long-term liabilities	576,278	258,692	107,844	-
Common stock, subject to possible conversion (12,000 shares
at conversion value at December 31, 2008)	-	-	-	119,988
Total stockholders' equity	702,018	654,916	629,621	270,263

	For the Year Ended December 31,
Other Data	2011	2010	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$183,461	$151,438	$23,168	$2,086
Investing activities	$(359,337)	$(242,086)	$354,537	$(401,838)
Financing activities	$192,310	$63,402	$(230,656)	$399,697

(a)	The years ended December 31, 2011 and 2010 reflect the results of a full year of operations, while the year ended December 31, 2009 reflects the results of post-Acquisition activities for the three months ended December 31, 2009. The year ended December 31, 2009 included a $34.1 million change in the fair value of warrants due to our determination that the exchange agreements entered into with the holders of 26.8 million warrants were derivative instruments. We conducted no material operating activities for the periods prior to the Acquisition in September 2009.

Iridium Holdings LLC – Predecessor Company

The following statement of operations data and cash flow data for the period from January 1, 2009 to September 29, 2009 and the year ended December 31, 2008 were derived from Iridium Holdings’ audited financial statements included elsewhere in this Form 10-K/A. The balance sheet data for the years ended December 31, 2008, and 2007, and statement of operations data and cash flow data for the year ended December 31, 2007 was derived from Iridium Holdings’ audited financial statements that are not included in this Form 10-K/A. The selected financial data below should be read in conjunction with Iridium Holdings’ financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A. The selected financial data is historical data for Iridium Holdings and is not necessarily indicative of future results of operations.

	For the Period
	from January 1	For the Year	For the Year
	2009 to	Ended	Ended
	September 29,	December 31,	December 31,
Statement of Operations Data (a)	2009	2008	2007
	(In thousands, except per unit amounts)
Revenue:
Services	$160,221	$184,865	$149,179
Subscriber equipment	66,206	119,938	101,879
Engineering and support services	16,524	16,141	9,843
Total revenue	$242,951	$320,944	$260,901
Operating income (expense):
Cost of services (exclusive of depreciation and amortization)	58,978	69,882	63,614
Cost of subscriber equipment sales	33,265	67,570	62,439
Selling, general and administrative	44,505	55,105	46,350
Research and development	17,432	32,774	13,944
Depreciation and amortization	10,850	12,535	11,380
Transaction costs	12,478	7,959	-
Total operating expenses	$177,508	$245,825	$197,727
Operating income	$65,443	$75,119	$63,174
Net income	$53,284	$53,879	$43,773
Net income attributable to Class A Units	$36,143	$36,456	$30,826
Weighted average Class A Units outstanding - basic	1,084	1,084	1,084
Weighted average Class A Units outstanding - diluted	1,168	1,098	1,084
Earnings per unit - basic	$33.34	$33.63	$28.44
Earnings per unit - diluted	$31.75	$33.40	$28.44

	As of December 31,
Balance Sheet Data	2008	2007
	(In thousands)
Total current assets	$101,355	$80,342
Total assets	$190,569	$167,581
Total long-term obligations (b)	$155,845	$178,324
Total members' deficit	$(62,230)	$(78,447)

	For the Period
	from January 1	For the Year	For the Year
	2009 to	Ended	Ended
	September 29,	December 31,	December 31,
Other Data	2009	2008	2007
		(In thousands)
Cash provided by (used in):
Operating activities	$64,230	$61,438	$36,560
Investing activities	$(7,698)	$(13,913)	$(19,787)
Financing activities	$(23,327)	$(44,820)	$(26,526)

(a)	Iridium Holdings did not have a full year of operations in 2009 since the Acquisition closed on September 29, 2009.
(b)	Long-term obligations are presented net of an unamortized discount associated with a commitment fee to Motorola, Inc. in connection with the transition services, products and asset agreement, or the TSA. The balance of the unamortized discount was $1.3 million at December 31, 2008 and $1.8 million at December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis has been updated to reflect the restatement of the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and the Consolidated Balance Sheets as of December 31, 2011 and 2010. The restatement increased the income tax benefit and decreased net loss by $2.1 million for the year ended December 31, 2009; increased the undrawn credit facility fee included in other expenses by $1.0 million, increased income tax expense by $1.8 million, and decreased net income by $2.8 million for the year ended December 31, 2010; and decreased the undrawn credit facility fee included in other expenses by $1.0 million, decreased income tax expense by $0.4 million, and increased net income by $1.4 million for the year ended December 31, 2011. For a more detailed description of the restatement, refer to Note 3 – Restatement of Consolidated Financial Statements in the notes to our consolidated financial statements in Item 8 of this Form 10-K/A. You should read the following discussion along with our consolidated financial statements and the consolidated financial statements of Iridium Holdings LLC (our predecessor entity) included in this Form 10-K/A.

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

Restatement of Previously Issued Financial Statements

The financial data presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the effect of the restatement, as described in Note 3 – Restatement of Consolidated Financial Statements in the notes to our consolidated financial statements in Item 8 of this Form 10-K/A, of our results as of and for the years ended December 31, 2011, 2010 and 2009. The following tables summarize the effect of the restatement for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31, 2011
	As Filed	Adjustments	Restated
	(In thousands, except per share data)
Total revenue	$384,307	$-	$384,307
Total operating income	$77,001	$-	$77,001
Other income (expense):
Undrawn credit facility fees	$(13,524)	$1,000	$(12,524)
Total other income (expense)	$(12,420)	$1,000	$(11,420)
Income before income taxes	$64,581	$1,000	$65,581
Provision for income taxes	$(24,900)	$354	$(24,546)
Net income	$39,681	$1,354	$41,035
Comprehensive income	$39,366	$1,354	$40,720
Net income per share - basic	$0.55	$0.02	$0.57
Net income per share - diluted	$0.54	$0.02	$0.56

	Year Ended December 31, 2010
	As Filed	Adjustments	Restated
	(In thousands, except per share data)
Total revenue	$348,173	$-	$348,173
Total operating income	$37,360	$-	$37,360
Other income (expense):
Undrawn credit facility fees	$(2,368)	$(1,000)	$(3,368)
Total other income (expense)	$(1,748)	$(1,000)	$(2,748)
Income before income taxes	$35,612	$(1,000)	$34,612
Provision for income taxes	$(12,921)	$(1,750)	$(14,671)
Net income	$22,691	$(2,750)	$19,941
Comprehensive income	$22,759	$(2,750)	$20,009
Net income per share - basic	$0.32	$(0.04)	$0.28
Net income per share - diluted	$0.31	$(0.04)	$0.27

	Year Ended December 31, 2009
	As Filed	Adjustments	Restated
	(In thousands, except per share data)
Total revenue	$75,989	$-	$75,989
Total operating loss	$(13,175)	$-	$(13,175)
Total other income (expense)	$(32,865)	$-	$(32,865)
Income before income taxes	$(46,040)	$-	$(46,040)
Benefit from income taxes	$1,654	$2,147	$3,801
Net loss	$(44,386)	$2,147	$(42,239)
Comprehensive loss	$(44,364)	$2,147	$(42,217)
Net loss per share - basic	$(0.82)	$0.04	$(0.78)
Net loss per share - diluted	$(0.82)	$0.04	$(0.78)

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

Comparison of Our Results of Operations for the Year Ended December 31, 2011 and the Year Ended December 31, 2010

The following table reflects the results of operations, as restated, for the years ended December 31, 2011 and 2010. For a detailed description of the restatement, refer to Note 3 – Restatement of Consolidated Financial Statements in the notes to our consolidated financial statements in Item 8 of this Form 10-K/A. This table should be read together with our audited consolidated financial statements, including the notes thereto, appearing in Item 8 of this report.

	Year Ended December 31,
	2011	% of Total	2010	% of Total	Change
($ in thousands)	(Restated)	Revenue	(Restated)	Revenue	Dollars	Percent
Revenue:
Services	$262,322	68%	$236,351	68%	$25,971	11%
Subscriber equipment	94,709	25%	90,184	26%	4,525	5%
Engineering and support services	27,276	7%	21,638	6%	5,638	26%
Total revenue	384,307	100%	348,173	100%	36,134	10%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	71,181	19%	72,579	21%	(1,398)	(2)%
Cost of subscriber equipment	54,113	14%	61,661	18%	(7,548)	(12)%
Research and development	18,684	5%	19,178	5%	(494)	(3)%
Selling, general and administrative	65,682	17%	66,728	19%	(1,046)	(2)%
Depreciation and amortization	97,646	25%	90,667	26%	6,979	8%
Total operating expenses	307,306	80%	310,813	89%	(3,507)	(1)%
Operating income	77,001	20%	37,360	11%	39,641	106%
Other income (expense):
Interest income, net	1,200	0%	637	0%	563	88%
Undrawn credit facility fees	(12,524)	(3)%	(3,368)	(1)%	(9,156)	272%
Other expense	(96)	0%	(17)	0%	(79)	465%
Total other expense	(11,420)	(3)%	(2,748)	(1)%	(8,672)	316%
Income before income taxes	65,581	17%	34,612	10%	30,969	89%
Provision for income taxes	(24,546)	(6)%	(14,671)	(4)%	(9,875)	67%
Net income	$41,035	11%	$19,941	6%	$21,094	106%

Revenue

Total revenue increased by 10% for the year ended December 31, 2011, compared to the prior year, principally due to growth in billable subscribers, which drove growth in both commercial and government services revenue as well as increased sales of subscriber equipment. Billable subscribers at December 31, 2011 were approximately 523,000, an increase of 22% from December 31, 2010.

Service Revenue

	Service Revenue
	(Revenue in millions and subscribers in thousands)
	Year Ended			Year Ended
	December 31, 2011			December 31, 2010			Change
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice	$167.5	306.5	$48	$155.6	272.1	$51	$11.9	34.4	$(3)
Commercial M2M data	30.5	167.7	18	21.8	111.3	20	8.7	56.4	(2)
Total	198.0	474.2		177.4	383.4		20.6	90.8
Government voice	62.0	37.1	141	57.5	36.2	146	4.5	0.9	(5)
Government M2M data	2.3	11.3	21	1.5	7.3	21	0.8	4.0	-
Total	64.3	48.4		59.0	43.5		5.3	4.9
Total	$262.3	522.6		$236.4	426.9		$25.9	95.7

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

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

Engineering and Support Service Revenue

	Engineering and Support Service Revenue
	(In millions)
	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	Change
Government	$25.9	$19.7	$6.2
Commercial	1.4	1.9	(0.5)
Total	$27.3	$21.6	$5.7

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

Undrawn Credit Facility Fees

The commitment fee on the undrawn portion of the Credit Facility was $12.5 million for the year ended December 31, 2011 compared to $3.4 million for the prior year. We entered into the Credit Facility in October 2010 and, as a result, we incurred expense related to the commitment fee on the undrawn portion for only the fourth quarter of 2010. The Credit Facility was outstanding for only the fourth quarter of 2010 and for the entirety of 2011. The increase in the undrawn commitment fee reflects the full year of the outstanding undrawn balance in 2011. As we continue to draw additional amounts under the Credit Facility, the undrawn portion and related fees will decrease.

 Provision for Income Taxes

For the year ended December 31, 2011, our income tax provision was $24.5 million compared to $14.7 million in 2010. The increase was primarily related to an increase in our income before income taxes. Our 2011 annual effective tax rate was approximately 37.4% compared to 42.4% in 2010. The decrease in our effective tax rate from 2010 to 2011 was primarily due to the impact on our Arizona deferred tax assets resulting from a reduction in corporate income tax rates, enacted during 2011, for 2014 and beyond.

Comparison of Our Results of Operations for the Year Ended December 31, 2010 and Combined Results of Operations for the Year Ended December 31, 2009

The following table reflects the results of operations, as restated, for the years ended December 31, 2010 and 2009. For a detailed description of the restatement, refer to Note 3 – Restatement of Consolidated Financial Statements in the notes to our consolidated financial statements in Item 8 of this Form 10-K/A. This table should be read together with our audited consolidated financial statements, including the notes thereto, appearing in Item 8 of this report. For comparison purposes, we have included the following discussion of our actual operating results for the year ended December 31, 2010, as restated, to those of Iridium on a combined basis for the year ended December 31, 2009. The combined presentation is a simple mathematical addition of the pre-Acquisition results of operations of Iridium for the period from January 1, 2009 to September 29, 2009 and our results of operations for the year ended December 31, 2009, as restated. There are no other adjustments made in the combined presentation.

	Year Ended December 31,
	2010	% of Total	2009	% of Total	Change
($ in thousands)	(Restated)	Revenue	(Restated)	Revenue	Dollars	Percent
Revenue:
Services	$236,351	68%	$213,235	67%	$23,116	11%
Subscriber equipment	90,184	26%	83,499	26%	6,685	8%
Engineering and support services	21,638	6%	22,206	7%	(568)	(3)%
Total revenue	348,173	100%	318,940	100%	29,233	9%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	72,579	21%	77,943	25%	(5,364)	(7)%
Cost of subscriber equipment	61,661	18%	51,922	16%	9,739	19%
Research and development	19,178	5%	23,406	7%	(4,228)	(18)%
Selling, general and administrative	66,728	19%	61,534	19%	5,194	8%
Depreciation and amortization	90,667	26%	33,226	10%	57,441	173%
Transaction costs	-	0%	18,641	6%	(18,641)	NM
Total operating expenses	310,813	89%	266,672	83%	44,141	17%
Operating income (expense)	37,360	11%	52,268	17%	(14,908)	(29)%
Other income (expense):
Change in fair value of warrants	-	0%	(34,117)	(11)%	34,117	NM
Interest income (expense), net	637	0%	(11,316)	(4)%	11,953	(106)%
Other income (expense)	(3,385)	(1)%	409	0%	(3,794)	(928)%
Total other expense	(2,748)	(1)%	(45,024)	(15)%	42,276	(94)%
Income (loss) before income taxes	34,612	10%	7,244	2%	27,368	378%
Benefit from (provision for) income taxes	(14,671)	(4)%	3,801	1%	(18,472)	NM
Net income	$19,941	6%	$11,045	3%	$8,896	81%

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

Service Revenue

	Service Revenue
	(Revenue in millions and subscribers in thousands)
	Year Ended			Year Ended
	December 31, 2010			December 31, 2009			Change
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice	$155.6	272.1	$51	$143.0	238.4	$52	$12.6	33.7	$(1)
Commercial M2M data	21.8	111.3	20	16.5	70.3	21	5.3	41.0	(1)
Total	177.4	383.4		159.5	308.7		17.9	74.7
Government voice	57.5	36.2	146	53.0	29.4	150	4.5	6.8	(4)
Government M2M data	1.5	7.3	21	0.7	4.1	21	0.8	3.2	-
Total	59.0	43.5		53.7	33.5		5.3	10.0
Total	$236.4	426.9		$213.2	342.2		$23.2	84.7

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

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

Engineering and Support Service Revenue

	Engineering and Support Service Revenue
	(In millions)
	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	Change
Government	$19.7	$21.5	$(1.8)
Commercial	1.9	0.7	1.2
Total	$21.6	$22.2	$(0.6)

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

Other Income (Expense), Net

Other income (expense), net was $(3.4) million for the year ended December 31, 2010 and $0.4 million for the combined year ended December 31, 2009. This increase in expense was primarily due to the commitment fee on the undrawn portion of the Credit Facility recorded in 2010.

Benefit from (Provision for) Income Taxes

For the year ended December 31, 2010, our income tax provision was $14.7 million. Our annual effective tax rate was approximately 42.4%. The 2010 income tax rate was impacted by state income taxes and non-deductible items. Additionally, our 2010 reserve for uncertain tax positions includes unrecognized tax benefits related to certain U.S. and foreign transfer pricing adjustments and taxable presence in certain foreign jurisdictions. The 2009 tax rate of 8.3% was primarily driven by the non-deductibility of the change in the fair value of warrants and non-deductible transaction costs offset by a favorable change in the deferred tax balances due to the change in basis as a result of the Acquisition.

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

Cash Flows - Comparison of the Year Ended December 31, 2011 and the Year Ended December 31, 2010

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31, 2011 and 2010 (in millions). The restatement, as described in Note 3 – Restatement of Consolidated Financial Statements in the notes to our consolidated financial statements, did not impact net cash provided by operating activities because the restatement resulted in a change in net income and corresponding adjustments for non-cash items included in net income and non-cash changes to working capital; these amounts offset each other within cash flow from operating activities on the Consolidated Statements of Cash Flows.

Statement of Cash Flows	2011	2010	Change
Net cash provided by operating activities	$183.5	$151.4	$32.1
Net cash used in investing activities	$(359.3)	$(242.1)	$(117.2)
Net cash provided by financing activities	$192.3	$63.4	$128.9

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 increased primarily due to a $38.0 million increase in net income, as restated, including adjustments for non-cash items of $16.9 million. The increase in net income was driven by our revenue growth and operating expense savings. These two favorable trends to operating cash flow were partially offset by the $9.2 million increase in the commitment fee on the undrawn portion of our Credit Facility for the year ended December 31, 2011 as a result of the Credit Facility being in place for the entire year.  We incurred a commitment fee for only a portion of the prior year.

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

Cash Flows - Comparison of the Year Ended December 31, 2010 and the Year Ended December 31, 2009

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31, 2010 and 2009 (in millions). The restatement, as described in Note 3 – Restatement of Consolidated Financial Statements in the notes to our consolidated financial statements, did not impact net cash provided by operating activities because the restatement resulted in a change in net income corresponding adjustments for non-cash items included in net income and non-cash changes to working capital; these amounts offset each other within cash flow from operating activities on the Consolidated Statements of Cash Flows.

Statement of Cash Flows	2010	2009	Change
Net cash provided by operating activities	$151.4	$23.2	$128.2
Net cash provided by (used in) investing activities	$(242.1)	$354.5	$(596.6)
Net cash provided by (used in) financing activities	$63.4	$(230.7)	$294.1

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 increased primarily due to a $118.6 million increase in income from operations, as restated, after adjusting for non-cash items and the release of $15.4 million of restricted cash. The increase in revenue, as driven by growth in billable subscribers in commercial and government services, outpaced increases in operating expenses.

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

 Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2011 (in millions):

	Less than			More than
Contractual Obligations	1 year	1-3 Years	3-5 years	5 years	Total
Payment obligations:
Thales	$418.9	$735.0	$460.5	$144.3	$1,758.7
SpaceX	6.6	141.4	278.9	21.2	448.1
Kosmotras (1)	14.0	-	-	-	14.0
Boeing (2)	41.2	72.7	74.3	38.8	227.0
Debt obligations (3)	5.8	-	-	417.1	422.9
Operating lease obligations (4)	3.4	5.3	3.5	4.7	16.9
Uncertain tax positions (5)	-	-	-	-	1.5
Unconditional purchase obligations (6)	22.3	4.6	5.2	1.7	33.8
Total	$512.2	$959.0	$822.4	$627.8	$2,922.9

(1)	The Kosmotras Agreement provides for the purchase of up to six launches with options to purchase additional launches. Each launch will carry two satellites. If all six launches are purchased, we will pay Kosmotras a total of approximately $184.3 million. As of December 31, 2011, we had paid an aggregate of $11.2 million to Kosmotras. If we elect to purchase all six launches, the remaining amounts owed under the contract will be paid over the next four to five years, depending on the launch schedule. If we do not purchase any launches by March 31, 2013, the Kosmotras Agreement will terminate and any amounts paid to Kosmotras in excess of $15.1 million will be refunded.
(2)	Boeing obligations consist of an estimated commitment related to our existing satellite systems. This estimation is based on an expected future completion date of June 2017 for Iridium NEXT at which time services under the Boeing Operations and Maintenance agreement for our existing satellite systems will no longer be necessary. Therefore, the Boeing amounts in the above table do not include contractual obligations related to Iridium NEXT.
(3)	Debt obligations include amounts drawn under the Credit Facility as of December 31, 2011, which include $417.1 million of outstanding debt obligations, $2.9 million of accrued commitment fees on the undrawn portion of the Credit Facility and $2.9 million of accrued interest through December 31, 2011. The Credit Facility can be used for (i) 85% of the costs under the FSD, (ii) the premium for the COFACE policy and (iii) the payment of a portion of interest during a portion of the construction and launch phase of Iridium NEXT. We did not include future debt obligations or future interest costs in the table because the timing of the borrowings is unknown and there is a variable component of the interest. We also did not include future amounts for the commitment fee, which is 0.80% per year on any undrawn portion of the Credit Facility, as timing of the borrowings is unknown.
(4)	Operating lease obligations do not include payments to landlords covering real estate taxes, common area maintenance and other charges, as such fees are not determinable based upon the provisions of our lease agreements.
(5)	As of December 31, 2011, we estimated our uncertain tax positions to be $1.5 million, including penalties and interest. However, we are unable to reasonably estimate the period of these possible future payments, therefore, the balance has not been reflected in a specified period.
(6)	Unconditional purchase obligations include our agreement with a supplier for the manufacturing of our devices and various commitments with other vendors that are enforceable, legally binding and have specified terms, including fixed or minimum quantities, minimum or variable price provisions, and a fixed timeline. Unconditional purchase obligations do not include agreements that are cancelable without penalty.

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

None.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3 to the consolidated financial statements, the accompanying financial statements have been restated to correct errors in the Company’s accounting for deferred income taxes and financing costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012, except for the effects of the material weakness described in the sixth paragraph as to which the date is November 20, 2012, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 6, 2012,

except for Notes 3, 6, 15 and 16 as to which the date is

November 20, 2012

Iridium Communications Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2011	2010
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$136,366	$119,932
Accounts receivable, net	57,418	50,278
Inventory	15,077	16,654
Deferred tax assets, net	9,435	5,784
Income tax receivable	4,330	11,103
Prepaid expenses and other current assets	4,616	4,978
Total current assets	227,242	208,729
Property and equipment, net	843,092	566,519
Restricted cash	27,154	120
Other assets	584	694
Intangible assets, net	83,552	96,602
Deferred financing costs	105,523	87,746
Goodwill	87,039	87,039
Total assets	$1,374,186	$1,047,449

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$24,816	$28,132
Accrued expenses and other current liabilities	29,791	50,209
Interest payable	5,838	5,062
Note payable	-	22,223
Deferred revenue	35,445	28,215
Total current liabilities	95,890	133,841
Accrued satellite operations and maintenance
expense, net of current portion	19,065	20,402
Credit facility	417,133	135,145
Deferred tax liabilities, net	126,546	100,331
Other long-term liabilities	13,534	2,814
Total liabilities	672,168	392,533

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 2,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized and 73,205 and 70,254 shares issued and outstanding, respectively	73	70
Additional paid-in capital	681,781	675,402
Retained earnings (accumulated deficit)	20,389	(20,646)
Accumulated other comprehensive income (loss), net of taxes	(225)	90
Total stockholders' equity	702,018	654,916
Total liabilities and stockholders' equity	$1,374,186	$1,047,449

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(Restated)	(Restated)	(Restated)

Revenue:
Services	$262,322	$236,351	$53,014
Subscriber equipment	94,709	90,184	17,293
Engineering and support services	27,276	21,638	5,682
Total revenue	384,307	348,173	75,989

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	71,181	72,579	18,965
Cost of subscriber equipment	54,113	61,661	18,657
Research and development	18,684	19,178	5,974
Selling, general and administrative	65,682	66,728	17,029
Depreciation and amortization	97,646	90,667	22,376
Transaction costs	-	-	6,163
Total operating expenses	307,306	310,813	89,164

Operating income (expense)	77,001	37,360	(13,175)

Other income (expense):
Change in fair value of warrants	-	-	(34,117)
Interest income, net	1,200	637	1,226
Undrawn credit facility fees	(12,524)	(3,368)	-
Other income (expense), net	(96)	(17)	26
Total other expense	(11,420)	(2,748)	(32,865)
Income (loss) before income taxes	65,581	34,612	(46,040)
Benefit from (provision for) income taxes	(24,546)	(14,671)	3,801
Net income (loss)	41,035	19,941	(42,239)

Foreign currency translation adjustments	(315)	68	22
Comprehensive income	$40,720	$20,009	$(42,217)

Weighted average shares outstanding - basic	72,164	70,289	53,964
Weighted average shares outstanding - diluted	73,559	72,956	53,964
Net income (loss) per share - basic	$0.57	$0.28	$(0.78)
Net income (loss) per share - diluted	$0.56	$0.27	$(0.78)

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

				Accumulated	Accumulated
			Additional	Other	Retained	Total
	Common Stock		Paid-In	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity

Balance at December 31, 2008	48,500	$48	$268,563	$-	$1,652	$270,263
Payment of deferred underwriting fees	-	-	6,982	-	-	6,982
Purchase of stock purchase warrants	-	-	(1,828)	-	-	(1,828)
Net proceeds from issuance of common stock	16,000	16	148,734	-	-	148,750
Fair value of stock issued in Acquisition	29,443	29	333,419	-	-	333,448
Purchase of common stock	(9,170)	(9)	28,298	-	-	28,289
Purchase of common stock under forward purchase contracts	(16,325)	(16)	(164,868)	-	-	(164,884)
Forfeitures of stock options and warrants	(1,441)	(1)	1	-	-	-
Reclassification of warrants to derivative instruments	-	-	(28,555)	-	-	(28,555)
Settlement of derivative instruments for warrants	-	-	47,110	-	-	47,110
Settlement of derivative instruments for shares of common stock	1,245	1	12,448	-	-	12,449
Stock-based compensation	-	-	436	-	-	436
Stock issued upon conversion of subordinated convertible note	1,996	2	19,376	-	-	19,378
Net loss	-	-	-	-	(42,239)	(42,239)
Cumulative translation adjustments	-	-	-	22	-	22
Balance at December 31, 2009 Restated	70,248	70	670,116	22	(40,587)	629,621
Stock-based compensation	-	-	5,242	-	-	5,242
Stock issued upon exercise of warrants	3	-	23	-	-	23
Stock issued upon exercise of stock options	3	-	21	-	-	21
Net income	-	-	-	-	19,941	19,941
Cumulative translation adjustments	-	-	-	68	-	68
Balance at December 31, 2010 Restated	70,254	70	675,402	90	(20,646)	654,916
Stock-based compensation	-	-	6,341	-	-	6,341
Settlement of warrants for common stock	2,946	3	(2)	-	-	1
Stock issued upon exercise of stock options	5	-	40	-	-	40
Net income	-	-	-	-	41,035	41,035
Cumulative translation adjustments	-	-	-	(315)	-	(315)
Balance at December 31, 2011 Restated	73,205	$73	$681,781	$(225)	$20,389	$702,018

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$41,035	$19,941	$(42,239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash items included in net income (loss):
Deferred taxes	22,563	13,471	(4,191)
Change in market value of warrants	-	-	34,117
Depreciation and amortization	97,646	90,667	22,376
Stock-based compensation	5,895	5,051	436
Gain on disposal of property and equipment	(13)	-	-
Changes in operating assets and liabilities:
Restricted cash	-	15,400	-
Accounts receivable	(7,140)	(9,089)	5,382
Inventory	1,577	9,002	15,044
Prepaid expenses and other current assets	363	(1,050)	(1,683)
Income tax receivable	6,773	(10,598)	(502)
Other assets	110	433	35
Accounts payable	454	3,428	3,584
Accrued expenses and other current liabilities	(2,417)	856	(9,561)
Deferred revenue	7,230	8,188	2,127
Accrued satellite and network operation expense, net of current portion	(1,337)	5,102	(1,020)
Other long-term liabilities	10,722	636	(737)
Net cash provided by operating activities	183,461	151,438	23,168

Cash flows from investing activities:
Changes in investment in trust account	-	-	401,838
Cash paid for Acquisition, net of cash acquired	-	-	(39,950)
Payment of deferred Acquisition consideration	-	(4,636)	-
Capital expenditures	(359,404)	(237,450)	(7,351)
Proceeds from sale of property and equipment	67	-	-
Net cash provided by (used in) investing activities	(359,337)	(242,086)	354,537

Cash flows from financing activities:
Proceeds from public offerings	-	-	149,600
Purchase of stock option warrants	-	-	(4,940)
Purchase of shares of common stock	-	-	(164,884)
Purchase of shares of common stock for no-votes	-	-	(91,700)
Payment of underwriting fees	-	-	(4,288)
Payment of costs associated with offering	-	-	(850)
Payments under Iridium Holdings Credit Facility	-	-	(113,594)
Borrowings under Credit Facility	274,976	135,145	-
Payment of deferred financing fees	(33,450)	(71,787)	-
Change in restricted cash - Credit Facility	(27,034)	-	-
Payment of note payable	(22,223)	-	-
Proceeds from exercise of warrants	1	23	-
Proceeds from exercise of stock options	40	21	-
Net cash provided by (used in) financing activities	192,310	63,402	(230,656)

Net increase (decrease) in cash and cash equivalents	16,434	(27,246)	147,049
Cash and cash equivalents, beginning of period	119,932	147,178	129
Cash and cash equivalents, end of period	$136,366	$119,932	$147,178

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Cash Flows, continued

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Supplemental cash flow information:
Interest paid	$4,528	$-	$1,330
Income taxes paid (refunded)	$(6,296)	$11,872	$339

Supplemental disclosure of non-cash investing activities:
Shares issued for the acquisition of Iridium Holdings	$-	$-	$333,448
Accrual of additional consideration for acquisition of
Iridium Holdings	$-	$-	$4,636
Property and equipment received but not paid for yet	$14,409	$21,093	$3,200
Interest capitalized but not paid	$2,979	$-	$-
Capitalized paid-in-kind interest	$7,012	$-	$-
Leasehold improvement incentives	$-	$901	$-
Stock-based compensation capitalized	$446	$191	$-

Supplemental disclosure of non-cash financing activities:
Reversal of deferred underwriter commissions	$-	$-	$(8,176)
Conversion of subordinated convertible note to equity	$-	$-	$(19,378)
Accrued financing fees	$-	$15,959	$-
Note payable	$-	$22,223	$-

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

Capitalized Interest

Interest costs associated with financing the Company’s assets during the construction period have been capitalized. Capitalized interest and interest expense were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Capitalized interest	$12,825	$1,694	$-
Interest expense	42	23	51
Total interest	$12,867	$1,717	$51

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

	2011	2010
	(In thousands)
Property and equipment, net	$446	$191
Inventory	9	-
Cost of subscriber equipment	130	51
Cost of services (exclusive of depreciation and amortization)	458	235
Research and development	220	154
Selling, general and administrative	5,078	4,611
Total stock-based compensation	$6,341	$5,242

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

3. Restatement of Consolidated Financial Statements

The Company has determined that its financial statements and related disclosures as of and for each of the years ended December 31, 2011, 2010, and 2009 require restatement because they contained certain errors. The errors, in the aggregate, were determined to have a material effect on certain of the Company’s annual consolidated financial statements and certain quarterly periods, and accordingly the Company has restated its consolidated financial statements to correct the errors.

The following errors have been corrected:

•	The impact on the Company’s provision for income taxes related to deferred income taxes of a non-operating foreign subsidiary, which were not reflected properly in the Company’s income tax provision calculation, resulting in a $0.7 million overstatement of the provision for income taxes, a $2.1 million understatement of the provision for income taxes, and a $2.1 million understatement of the Company’s benefit from income taxes for the years ended December 31, 2011, 2010, and 2009, respectively.
•	The expense for the fee associated with the undrawn balance of the Company’s Credit Facility was not properly recorded on the effective date in accordance with the terms of the agreement, resulting in a $1.0 million overstatement and a $1.0 million understatement of the Company’s undrawn credit facility fee expense for the years ended December 31, 2011 and 2010, respectively. In connection with the correction of the error for the undrawn credit facility fee expense, there was a corresponding $0.4 million understatement and $0.4 million overstatement in the Company’s provision for income taxes for the years ended December 31, 2011 and 2010, respectively.

The effects on the Company’s previously issued Consolidated Balance Sheet as of December 31, 2011 and 2010 are summarized in the following tables:

	As of		As of
	December 31,		December 31,
	2011		2011
	As Filed	Adjustments	Restated
	(In thousands)
Assets
Total assets	$1,374,186	$-	$1,374,186
Liabilities and stockholders' equity
Deferred tax liabilities, net	$127,297	$(751)	$126,546
Total liabilities	$672,919	$(751)	$672,168
Retained earnings	$19,638	$751	$20,389
Total stockholders' equity	$701,267	$751	$702,018
Total liabilities and stockholders' equity	$1,374,186	$-	$1,374,186

	As of		As of
	December 31,		December 31,
	2010		2010
	As Filed	Adjustments	Restated
	(In thousands)
Assets
Total assets	$1,047,449	$-	$1,047,449
Liabilities and stockholders' equity
Current liabilities:
Interest payable	$4,062	$1,000	$5,062
Non-current liabilities:
Deferred tax liabilities, net	$100,728	$(397)	$100,331
Total liabilities	$391,930	$603	$392,533
Accumulated deficit	$(20,043)	$(603)	$(20,646)
Total stockholders' equity	$655,519	$(603)	$654,916
Total liabilities and stockholders' equity	$1,047,449	$-	$1,047,449

The restatement increased the income tax benefit and reduced net loss by $2.1 million for the year ended December 31, 2009. This amount represents the cumulative impact to retained earnings as of January 1, 2010.

The effects of the restatement on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009 are summarized in the following tables:

	Year Ended December 31, 2011
	As Filed	Adjustments	Restated
	(In thousands, except per share data)
Total revenue	$384,307	$-	$384,307
Total operating income	$77,001	$-	$77,001
Other income (expense):
Undrawn credit facility fees	$(13,524)	$1,000	$(12,524)
Total other income (expense)	$(12,420)	$1,000	$(11,420)
Income before income taxes	$64,581	$1,000	$65,581
Provision for income taxes	$(24,900)	$354	$(24,546)
Net income	$39,681	$1,354	$41,035
Comprehensive income	$39,366	$1,354	$40,720
Net income per share - basic	$0.55	$0.02	$0.57
Net income per share - diluted	$0.54	$0.02	$0.56

	Year Ended December 31, 2010
	As Filed	Adjustments	Restated
	(In thousands, except per share data)
Total revenue	$348,173	$-	$348,173
Total operating income	$37,360	$-	$37,360
Other income (expense):
Undrawn credit facility fees	$(2,368)	$(1,000)	$(3,368)
Total other income (expense)	$(1,748)	$(1,000)	$(2,748)
Income before income taxes	$35,612	$(1,000)	$34,612
Provision for income taxes	$(12,921)	$(1,750)	$(14,671)
Net income	$22,691	$(2,750)	$19,941
Comprehensive income	$22,759	$(2,750)	$20,009
Net income per share - basic	$0.32	$(0.04)	$0.28
Net income per share - diluted	$0.31	$(0.04)	$0.27

	Year Ended December 31, 2009
	As Filed	Adjustments	Restated
	(In thousands, except per share data)
Total revenue	$75,989	$-	$75,989
Total operating loss	$(13,175)	$-	$(13,175)
Total other income (expense)	$(32,865)	$-	$(32,865)
Income before income taxes	$(46,040)	$-	$(46,040)
Benefit from income taxes	$1,654	$2,147	$3,801
Net loss	$(44,386)	$2,147	$(42,239)
Comprehensive loss	$(44,364)	$2,147	$(42,217)
Net loss per share - basic	$(0.82)	$0.04	$(0.78)
Net loss per share - diluted	$(0.82)	$0.04	$(0.78)

The effects of the restatement on the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009 are summarized in the following tables:

	Year Ended December 31, 2011
	As Filed	Adjustments	Restated
	(In thousands)
Cash flows from operating activities:
Net income	$39,681	$1,354	$41,035
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Non-cash items included in net income (loss):
Deferred taxes	$22,917	$(354)	$22,563
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	$(1,417)	$(1,000)	$(2,417)
Net cash provided by operating activities	$183,461	$-	$183,461

	Year Ended December 31, 2010
	As Filed	Adjustments	Restated
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$22,691	$(2,750)	$19,941
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Non-cash items included in net income (loss):
Deferred taxes	$11,721	$1,750	$13,471
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	$(144)	$1,000	$856
Net cash provided by operating activities	$151,438	$-	$151,438

	Year Ended December 31, 2009
	As Filed	Adjustments	Restated
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(44,386)	$2,147	$(42,239)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Non-cash items included in net income (loss):
Deferred taxes	$(2,044)	$(2,147)	$(4,191)
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	$(9,561)	$-	$(9,561)
Net cash provided by operating activities	$23,168	$-	$23,168

In June 2011, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update 2011-05, Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted ASU 2011-05 in the first quarter of 2012. ASU 2011-05 required retrospective application. In this Form 10-K/A, as presented in the Financial Statements in Item 8, retrospective application of ASU 2011-05 has been applied for all periods presented. The adoption of these updates changed the order in which we presented certain financial statements, but did not have any other impact on our financial statements.

4. Business Combination

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

5. Equity Instruments

$7.00 Warrants—General Terms

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

$11.50 Warrants—General Terms

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

6. Debt

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

As of December 31, 2011, the Company had borrowed $417.1 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2011 was approximately $1.4 billion. The Company recognized the semi-annual commitment fee on the undrawn portion of the Credit Facility of $12.5 million and $3.4 million, as restated, for the years ended December 31, 2011 and 2010, respectively.

7. Motorola Settlement

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

8. Boeing Operations and Maintenance Agreements

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

9. Property and Equipment

Property and equipment consisted of the following at December 31:

	2011	2010
	(In thousands)
Satellite system	$342,086	$347,057
Ground system	15,652	13,644
Equipment	19,793	16,595
Internally developed software and purchased software	29,955	10,717
Building and leasehold improvements	27,832	27,720
	435,318	415,733
Less: accumulated depreciation	(176,995)	(97,667)
	258,323	318,066
Land	8,268	8,268
Construction in process:
Iridium NEXT systems under construction	569,439	226,636
Other construction in process	7,062	13,549
Total property and equipment, net of accumulated depreciation	$843,092	$566,519

Other construction in process consisted of the following at December 31:

	2011	2010
	(In thousands)
Internally developed software	$5,429	$11,036
Equipment	1,633	2,295
Ground system	-	218
Total other construction in process	$7,062	$13,549

Depreciation expense for the years ended December 31, 2011 and 2010 was $84.6 million and $78.3 million, respectively. Following the Acquisition, depreciation expense for the year ended December 31, 2009 was $19.4 million.

10. Intangible Assets

As a result of the Acquisition, the Company had identifiable intangible assets as follows:

	December 31, 2011
	Useful	Gross	Accumulated	Net
	Lives	Carrying Value	Amortization	Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$-	$21,195
Spectrum and licenses	Indefinite	14,030	-	14,030
Total		35,225	-	35,225
Definite life intangible assets:
Customer relationships - government	5 years	20,355	(9,160)	11,195
Customer relationships - commercial	5 years	33,052	(14,873)	18,179
Coe developed technology	5 years	4,842	(2,179)	2,663
Intellectual property	16.5 years (1)	16,439	(1,263)	15,176
Software	5 years	2,025	(911)	1,114
Total		76,713	(28,386)	48,327
Total intangible assets		$111,938	$(28,386)	$83,552

	December 31, 2010
	Useful	Gross	Accumulated	Net
	Lives	Carrying Value	Amortization	Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$-	$21,195
Spectrum and licenses	Indefinite	14,030	-	14,030
Total		35,225	-	35,225
Definite life intangible assets:
Customer relationships - government	5 years	20,355	(5,089)	15,266
Customer relationships - commercial	5 years	33,052	(8,263)	24,789
Coe developed technology	5 years	4,842	(1,210)	3,632
Intellectual property	16.5 years (1)	16,439	(268)	16,171
Software	5 years	2,025	(506)	1,519
Total		76,713	(15,336)	61,377
Total intangible assets		$111,938	$(15,336)	$96,602

(1)	Intellectual property is allocated over the estimated life of the existing satellite systems and Iridium NEXT, which averages to 16.5 years in useful lives.

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

11. Commitments and Contingencies

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

Operating
Year ending December 31,	Leases
(In thousands)
2012	$3,427
2013	3,010
2014	2,284
2015	2,073
2016	1,466
Thereafter	4,684
Total	$16,944

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

12. Stock-Based Compensation

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

Assumptions used in determining the fair value of the Company’s options were as follows:

	Year Ended December 31,
	2011	2010
Expected volatility	40% - 45%	69% - 82%
Expected term (years)	5.50 - 6.25	5.50 - 6.25
Expected dividends	0%	0%
Risk free interest rate	1.16%-2.65%	1.78%-2.90%

During 2011, the Company granted approximately 2.0 million stock options to its employees and non-employee directors.

A summary of the activity of the Company’s stock options as of December 31, 2011 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value
	(In thousands, except years and per share data)
Options outstanding at January 1, 2011	3,049	$8.69
Granted	2,031	$8.14
Cancelled or expired	(159)	$8.72
Exercised	(5)	$8.73
Forfeited	(273)	$8.59
Options outstanding at December 31, 2011	4,643	$8.45	8.53	$-
Options vested and exercisable at December 31, 2011	1,347	$8.65	8.02	$-
Options exercisable and expected to vest at December 31, 2011	4,558	$8.46	8.53	$-

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

A summary of the Company’s RSU activity for the year ended December 31, 2011 is as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	RSUs	Per RSU
	(In thousands)
Outstanding at January 1, 2011	106	$7.79
Granted	90	$8.29
Outstanding at December 31, 2011	196	$8.02
Vested at December 31, 2011	196

All RSUs granted in 2011 were fully vested as of December 31, 2011. The Company recognized $0.7 million of stock-based compensation expense related to these RSUs in the year ended December 31, 2011.

13. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

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

15. Income Taxes

U.S. and foreign components of income (loss) before income taxes, as restated, are presented below:

	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
		(In thousands)
U.S. income (loss)	$65,272	$34,450	$(46,376)
Foreign income	309	162	336
Total income (loss) before income taxes	$65,581	$34,612	$(46,040)

The components of the Company’s income tax provision (benefit) are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
		(In thousands)
Current taxes:
Federal provision (benefit)	$82	$716	$(126)
State provision	816	89	440
Foreign provision	567	425	76
Total current tax provision	1,465	1,230	390
Current taxes:
Federal provision (benefit)	21,089	11,339	(3,409)
State provision (benefit)	1,995	1,888	(735)
Foreign provision (benefit)	(3)	214	(47)
Total deferred tax provision	23,081	13,441	(4,191)
Total income tax provision (benefit)	$24,546	$14,671	$(3,801)

A reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision, as restated, is as follows:

	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
		(In thousands)
U.S. federal statutory tax rate	$22,955	$12,114	$(16,114)
State taxes, net of federal benefit	2,561	1,351	(192)
Arizona tax rate change	(3,126)	-	-
Warrant exchange - nondeductible expenses	-	-	11,941
Other nondeductible expenses	854	582	1,050
Foreign tax rate differential	161	270	180
Liability for uncertain tax positions	704	121	23
Provision to return and other adjustments	784	178	(583)
Other items	(347)	55	(106)
Total income tax provision (benefit)	$24,546	$14,671	$(3,801)

The components of deferred tax assets and liabilities, as restated, at December 31, 2011 and 2010 are as follows:

	2011	2010
	(Restated)	(Restated)
	(In thousands)
Accruals and reserves	$4,929	$3,663
Deferred revenue	5,144	3,046
Inventory	310	892
Prepaid expenses	(948)	(747)
Other	-	(1,070)
Total net current deferred tax assets	$9,435	$5,784

Fixed assets and intangibles	$(77,833)	$(88,299)
Long-term accruals and reserves	10,460	17,603
Research and development expenditures	(152,604)	(44,872)
Net operating losses	90,568	12,406
Tax credits	3,191	1,263
Transaction costs	366	401
Foreign net operating losses	466	1,214
Other	(719)	1,167
Valuation allowance - foreign net operating losses	(441)	(1,214)
Total net non-current deferred tax liabilities	$(126,546)	$(100,331)
Total net deferred income tax liabilities	$(117,111)	$(94,547)

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

As of December 31, 2011, the Company had deferred tax assets related to cumulative U.S., state and foreign net operating loss carryforwards of approximately $82.2 million, $8.3 million and $0.5 million, respectively. These net operating loss carryforwards expire in various amounts in 2015 through 2031. The Company believes that the U.S. and state net operating losses will be utilized before the expiration dates and as such no valuation allowance has been established for these deferred tax assets. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of alternative minimum taxes, changes in the Company’s ownership and any limitations imposed by the states in which the Company operates. The Company does not expect to utilize the majority of its foreign net operating losses within the respective carryforward periods, and the Company has established a valuation allowance of $0.4 million on this deferred tax asset of $0.5 million. The decrease in valuation allowance is due to expiration of foreign net operating losses.

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

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Iridium Communications Inc. is currently under audit in one of its state jurisdictions. Iridium Holdings, LLC is currently under audit by the Internal Revenue Service. As of the balance sheet date, we do not expect any significant audit adjustments. There are no other Internal Revenue Service, state or foreign jurisdiction audits. The Company’s corporate U.S. tax returns for 2008, 2009 and 2010 remain subject to examination by tax authorities.

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

16. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are set forth below. The net income (loss) used in the calculation is based on the restated amounts. The restatement did not affect any other components within the calculation of net income (loss) per share.

	Year Ended December 31,
	2011	2010	2009
	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Numerator:
Net income (loss)	$41,035	$19,941	$(42,239)
Net income (loss) allocated to participating securities	(29)	(20)	-
Numerator for basic net income (loss) per share	$41,006	$19,921	$(42,239)
Numerator for diluted net income (loss) per share	$41,006	$19,921	$(42,239)

Denominator:
Denominator for basic net income per share - Weighted
average outstanding common shares	72,164	70,289	53,964
Dilutive effect of warrants	1,395	2,667	-
Denominator for diluted net income (loss) per share	73,559	72,956	53,964

Net income (loss) per share - basic	$0.57	$0.28	$(0.78)
Net income (loss) per share - diluted	$0.56	$0.27	$(0.78)

At December 31, 2011, 5.8 million warrants and 4.6 million stock options were not included in the computation of diluted net income per share as the effect would be anti-dilutive. After December 31, 2011, the Company granted approximately 0.8 million stock options and 1.0 million RSUs to employees and non-employee directors. These grants could have dilutive effects on net income per share in future periods.

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

17. Selected Quarterly Information (Unaudited and Restated)

The unaudited quarterly results for the years ended December 31, 2011 and 2010 have been restated to correct errors in accounting for deferred income taxes and financing costs. The impact of the restatement on the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the unaudited quarterly results for the years ended December 31, 2011 and 2010 and for the quarter ended December 31, 2009 is summarized as follows:

	Three Months Ended
	March 31, 2011		June 30, 2011		September 30, 2011		December 31, 2011
	As Filed	Restated	As Filed	Restated	As Filed	Restated	As Filed	Restated
	(In thousands, except per share data)

Revenue	$91,303	$91,303	$95,903	$95,903	$102,124	$102,124	$94,977	$94,977
Operating income	$16,301	$16,301	$20,743	$20,743	$24,198	$24,198	$15,759	$15,759
Other income (expense):
Undrawn credit facility fees	$(4,298)	$(3,298)	$(3,204)	$(3,204)	$(3,063)	$(3,063)	$(2,959)	$(2,959)
Total other expense	$(4,091)	$(3,091)	$(2,906)	$(2,906)	$(2,803)	$(2,803)	$(2,620)	$(2,620)
Income before income taxes	$12,210	$13,210	$17,837	$17,837	$21,395	$21,395	$13,139	$13,139
Provision for income taxes	$(3,911)	$(4,282)	$(6,154)	$(6,160)	$(10,058)	$(9,382)	$(4,777)	$(4,722)
Net income	$8,299	$8,928	$11,683	$11,677	$11,337	$12,013	$8,362	$8,417
Comprehensive income	$8,330	$8,959	$11,823	$11,817	$10,962	$11,638	$8,251	$8,306
Net income per common share - basic	$0.12	$0.13	$0.16	$0.16	$0.15	$0.16	$0.11	$0.11
Net income per common share - diluted	$0.11	$0.12	$0.16	$0.16	$0.15	$0.16	$0.11	$0.11

	Three Months Ended
	March 31, 2010		June 30, 2010		September 30, 2010		December 31, 2010
	As Filed	Restated	As Filed	Restated	As Filed	Restated	As Filed	Restated
	(In thousands, except per share data)

Revenue	$81,742	$81,742	$83,974	$83,974	$94,527	$94,527	$87,930	$87,930
Operating income (loss)	$(4,470)	$(4,470)	$5,958	$5,958	$20,836	$20,836	$15,036	$15,036
Other income (expense):
Undrawn credit facility fees	$-	$-	$-	$-	$-	$-	$(2,368)	$(3,368)
Total other expense	$223	$223	$206	$206	$75	$75	$(2,252)	$(3,252)
Income (loss) before income taxes	$(4,247)	$(4,247)	$6,164	$6,164	$20,911	$20,911	$12,784	$11,784
Benefit from (provision for) income taxes	$2,930	$1,553	$(2,964)	$(2,279)	$(10,225)	$(7,564)	$(2,662)	$(6,381)
Net income (loss)	$(1,317)	$(2,694)	$3,200	$3,885	$10,686	$13,347	$10,122	$5,403
Comprehensive income (loss)	$(1,348)	$(2,725)	$3,188	$3,873	$10,754	$13,415	$10,165	$5,446
Net income (loss) per common share - basic	$(0.02)	$(0.04)	$0.05	$0.06	$0.15	$0.19	$0.14	$0.08
Net income (loss) per common share - diluted	$(0.02)	$(0.04)	$0.04	$0.05	$0.14	$0.18	$0.14	$0.07

	Three Months Ended
	December 31, 2009
	As Filed	Restated
	(In thousands, except per share data)

Revenue	$75,989	$75,989
Operating loss	$(6,290)	$(6,290)
Loss before income taxes	$(6,013)	$(6,013)
Benefit from income taxes	$1,038	$3,185
Net loss	$(4,975)	$(2,828)
Comprehensive loss	$(4,953)	$(2,806)
Net loss per common share - basic	$(0.07)	$(0.04)
Net loss per common share - diluted	$(0.07)	$(0.04)

The quarter ended March 31, 2010 includes a $10.9 million increase in the cost of subscriber equipment sales due to higher inventory value as a result of acquisition accounting.

The sum of the per share amounts does not equal the annual amounts due to changes in the weighted average number of common shares outstanding during the year.

The impact of the restatement on the Company’s Consolidated Statement of Operations and Comprehensive Income for the unaudited results for the six months ended June 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010 is summarized as follows:

	Six Months Ended
	June 30, 2011		June 30, 2010
	As Filed	Restated	As Filed	Restated
	(In thousands, except per share data)

Revenue	$187,206	$187,206	$165,716	$165,716
Operating income	$37,044	$37,044	$1,488	$1,488
Other income (expense):
Undrawn credit facility fees	$(7,502)	$(6,502)	$-	$-
Total other expense	$(6,997)	$(5,997)	$429	$429
Income before income taxes	$30,047	$31,047	$1,917	$1,917
Provision for income taxes	$(10,065)	$(10,442)	$(34)	$(726)
Net income	$19,982	$20,605	$1,883	$1,191
Comprehensive income	$20,153	$20,776	$1,840	$1,148
Net income per common share - basic	$0.28	$0.29	$0.03	$0.02
Net income per common share - diluted	$0.27	$0.28	$0.03	$0.02

	Nine Months Ended
	September 30, 2011		September 30, 2010
	As Filed	Restated	As Filed	Restated
	(In thousands, except per share data)

Revenue	$289,330	$289,330	$260,243	$260,243
Operating income	$61,242	$61,242	$22,324	$22,324
Other income (expense):
Undrawn credit facility fees	$(10,565)	$(9,565)	$-	$-
Total other expense	$(9,800)	$(8,800)	$504	$504
Income before income taxes	$51,442	$52,442	$22,828	$22,828
Provision for income taxes	$(20,123)	$(19,824)	$(10,259)	$(8,290)
Net income	$31,319	$32,618	$12,569	$14,538
Comprehensive income	$31,115	$32,414	$12,594	$14,563
Net income per common share - basic	$0.44	$0.45	$0.18	$0.21
Net income per common share - diluted	$0.42	$0.44	$0.17	$0.20

The impact of the restatement on the Company’s Consolidated Balance Sheets is summarized as follows:

	March 31, 2011		June 30, 2011		September 30, 2011
	(Unaudited)		(Unaudited)		(Unaudited)		December 31, 2011
(In thousands)	As Filed	Restated	As Filed	Restated	As Filed	Restated	As Filed	Restated
Assets:
Total current assets	$193,756	$193,756	$195,589	$195,589	$215,773	$215,773	$227,242	$227,242
Total assets	$1,082,316	$1,082,316	$1,200,193	$1,200,193	$1,245,126	$1,245,126	$1,374,186	$1,374,186
Liabilities and stockholders' equity:
Total current liabilities	$112,415	$112,415	$118,014	$118,014	$79,033	$79,033	$95,890	$95,890
Deferred tax liabilities, net	$104,363	$104,337	$110,405	$110,385	$119,497	$118,801	$127,297	$126,546
Total liabilities	$416,958	$416,932	$521,357	$521,337	$553,708	$553,012	$672,919	$672,168
Retained earnings (accumulated deficit)	$(11,744)	$(11,718)	$(61)	$(41)	$11,276	$11,972	$19,638	$20,389
Total stockholders' equity	$665,358	$665,384	$678,836	$678,856	$691,418	$692,114	$701,267	$702,018
Total liabilities and stockholders' equity	$1,082,316	$1,082,316	$1,200,193	$1,200,193	$1,245,126	$1,245,126	$1,374,186	$1,374,186

	March 31, 2010		June 30, 2010		September 30, 2010
	(Unaudited)		(Unaudited)		(Unaudited)		December 31, 2010
(In thousands)	As Filed	Restated	As Filed	Restated	As Filed	Restated	As Filed	Restated
Assets:
Total current assets	$210,381	$210,381	$190,203	$190,203	$179,980	$179,980	$208,729	$208,729
Total assets	$817,092	$817,092	$830,729	$830,729	$920,973	$920,973	$1,047,449	$1,047,449
Liabilities and stockholders' equity:
Current liabilities:
Interest payable	$-	$-	$-	$-	$-	$-	$4,062	$5,062
Total current liabilities	$81,348	$81,348	$88,211	$88,211	$159,230	$159,230	$132,841	$133,841
Non-current liabilities:
Deferred tax liabilities, net	$92,894	$92,124	$95,254	$93,799	$94,112	$89,996	$100,728	$100,331
Total liabilities	$189,785	$189,015	$198,973	$197,518	$277,035	$272,919	$391,930	$392,533
Accumulated deficit	$(44,051)	$(43,281)	$(40,851)	$(39,396)	$(30,165)	$(26,049)	$(20,043)	$(20,646)
Total stockholders' equity	$627,307	$628,077	$631,756	$633,211	$643,938	$648,054	$655,519	$654,916
Total liabilities and stockholders' equity	$817,092	$817,092	$830,729	$830,729	$920,973	$920,973	$1,047,449	$1,047,449

The restatement had no effect on net cash flows from operating, investing or financing activities in any period. Within the operating activities section of the consolidated statements of cash flows, the effects of the errors on net income (loss) in each period as summarized above was offset by an equal change in non-cash items, a non-cash adjustment to reconcile net income (loss) to net cash from operating activities.

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

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. At the time that our Annual Report on Form 10-K for the year ended December 31, 2011 was filed on March 6, 2012, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011. Subsequent to that evaluation, as a result of the restatement described in this Form 10-K/A, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2011 because of a material weakness in our internal control over financial reporting, described below. The financial statements included in this Form 10-K/A were prepared with particular attention to the material weakness described below. Accordingly, management, based in part upon the procedures performed during the restatement process, has concluded that our consolidated financial statements included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

For additional information regarding the restatements of our financial statements, see Note 3 to the Notes to Consolidated Financial Statements in this Form 10-K/A for the year ended December 31, 2011.

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

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls. As a result of the identification of errors related to deferred income taxes of a non-operating foreign subsidiary, which were not reflected properly in the Company’s income tax provision, and undrawn credit facility fee expense, the Company restated its 2011, 2010 and 2009 consolidated financial statements. The resulting restatements are more fully described in Notes 3 and 17 to the Consolidated Financial Statements included in this Form 10-K/A.

Under the supervision and with the participation of our chief executive officer and chief financial officer, our management conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. We previously concluded in our 2011 Annual Report on Form 10-K filed on March 6, 2012 that our internal control over financial reporting was effective as of December 31, 2011. During the preparation of our financial statements for the quarter ended September 30, 2012 we identified a deficiency in internal control over financial reporting in the area of accounting for income taxes, and further concluded that this deficiency constituted a material weakness at December 31, 2011. As a result, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, who also audited the Company’s Consolidated Financial Statements included in this Form 10-K/A. The report of Ernst & Young LLP on the Company’s internal control over financial reporting is provided below.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, as the circumstances that led to the restatement had not yet been identified.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is committed to the remediation of the material weakness set forth above as well as the continued improvement of the Company’s overall system of internal control over financial reporting. Subsequent to the period covered by this report, as a result of the identification of the errors that led to the restatement and the related reassessment of internal control over financial reporting in the fourth quarter of 2012, management implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review of the income tax provision process, utilizing both experienced internal staff and third-party income tax professionals. As part of the Company’s assessment of internal control over financial reporting for the remainder of 2012, management will test and evaluate the implemented controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iridium Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated March 6, 2012, we expressed an unqualified opinion that Iridium Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for income taxes existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2011. As a result, management has revised its assessment, as presented in Item 9A, “Report of Management on Internal Control Over Financial Reporting”, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2011. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2011, management identified a deficiency in internal control over financial reporting in the area of accounting for income taxes. This material weakness resulted in the restatement of the Company’s financial statements as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iridium Communications Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audits of the 2009, 2010, and 2011 financial statements and this report does not affect our report dated March 6, 2012, except for Notes 3, 6, 15 and 16, as to which the date is November 20, 2012, which expressed an unqualified opinion on those financial statements (as restated).

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Iridium Communications Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/ Ernst & Young LLP

McLean, Virginia

March 6, 2012,

except for the effects of the material weakness described in the sixth paragraph, as to which the date is

November 20, 2012

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K/A:

(1) Financial Statements

Iridium Communications Inc.:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Iridium Holdings LLC – Predecessor Company:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income

Consolidated Statements of Changes in Members’ Deficit and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

The financial statement schedules are not included here because required information is included in the consolidated financial statements.

(3) Exhibits

The exhibits that are filed or furnished with this report or that are incorporated by reference herein are set forth in the Exhibit Index below, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: November 20, 2012	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Matthew J. Desch Matthew J. Desch	Chief Executive Officer and Director (Principal Executive Officer)	November 20, 2012

/s/ Thomas J. Fitzpatrick Thomas J. Fitzpatrick	Chief Financial Officer (Principal Financial Officer)	November 20, 2012

/s/ Richard P. Nyren Richard P. Nyren	Vice President and Controller (Principal Accounting Officer)	November 20, 2012

/s/ Robert H. Niehaus Robert H. Niehaus	Director and Chairman of the Board	November 20, 2012

/s/ J. Darrel Barros J. Darrel Barros	Director	November 20, 2012

/s/ Scott L. Bok Scott L. Bok	Director	November 20, 2012

/s/ Thomas C. Canfield Thomas C. Canfield	Director	November 20, 2012

/s/ Peter M. Dawkins Peter M. Dawkins	Director	November 20, 2012

/s/ Alvin B. Krongard Alvin B. Krongard	Director	November 20, 2012

/s/ Eric T. Olson Eric T. Olson	Director	November 20, 2012

/s/ Steven B. Pfeiffer Steven B. Pfeiffer	Director	November 20, 2012

/s/ Parker W. Rush Parker W. Rush	Director	November 20, 2012

EXHIBIT INDEX

Exhibit No.	Document

2.1	Transaction Agreement dated September 22, 2008, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2008.

2.2	Amendment to Transaction Agreement dated April 28, 2009, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 28, 2009.

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2008.

4.3	Specimen Warrant Certificate for $7.00 Warrants, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.4	Warrant Agreement for $11.50 Warrants between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.5	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.1†	COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K/A filed with the SEC on July 1, 2011.

10.2†	Amendment Letter No. 1, dated June 20, 2011, to COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.3	Security Agreement, dated as of October 13, 2010, between the Registrant, Iridium Satellite LLC, Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, SE Licensing LLC, Iridium Government Services LLC, Iridium Constellation LLC, Syncom-Iridium Holdings Corp. and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.4	Pledge Agreement, dated as of October 13, 2010, between the Registrant, Syncom-Iridium Holdings Corp., Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Satellite LLC, Iridium Constellation LLC and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

Exhibit No.	Document

10.5	Stock Pledge Agreement, dated as of October 13, 2010, between the Registrant and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.6†	Settlement Agreement between Iridium Holdings LLC, Iridium Satellite LLC, the Registrant and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.7†	Promissory Note issued by Iridium Satellite LLC to Motorola, Inc. , incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.8†	Security Agreement, dated as of September 30, 2010, between Iridium Satellite LLC and Deutsche Bank Trust Company Americas, acting as Collateral Agent, incorporated by reference to Exhibit C to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.9	Guaranty, dated as of September 30, 2010, by Iridium Holdings LLC and the Registrant in favor of Motorola, Inc., incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.10	Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.11	Amendment No. 1 to Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of December 30, 2010, incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.12†	System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.13	Supplemental Subscriber Equipment Technology Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.14†	Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France, dated June 1, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on October 29, 2010.

10.15†	Amendment No. 1 to the Authorization to Proceed between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 14, 2011.

10.16†	Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 1, 2010, incorporated by reference to Annex 1 to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on October 29, 2010.

10.17†	Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 14, 2011.

10.18†	Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.19†	Amendment No. 3 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2010, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.20†	Amendment No. 4 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated as of April 29, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.21†	Amendment No. 5 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 12, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011.

10.22†	Amendment No. 6 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 24, 2011, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

Exhibit No.	Document

10.23†	Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated March 19, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.24†	Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.25†	Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 14, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.26†	Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, dated as of May 28, 2010, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.27	Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.28†	Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September 7, 2010, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.29	Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.30	Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.31	Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.32†	Amended and Restated Contract Boeing No. BSC-2000-001 between Iridium Constellation LLC and The Boeing Company for Transition, Operations and Maintenance, Engineering Services, and Re-Orbit of the Iridium Communications System, dated as of May 28, 2010, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.33	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.34†	Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.35†	Amended and Restated Agreement for Manufacture, dated January 1, 2007, among Iridium Satellite LLC and Celestica Corporation, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.36*	Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.37*	Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.38*	Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

Exhibit No.	Document

10.39*	Employment Agreement between the Registrant and S. Scott Smith, dated as of March 2010, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.40*	Amendment to Employment Agreement between the Registrant and S. Scott Smith, dated as of December 31, 2010, incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.41*	Employment Agreement between the Registrant and Gregory Ewert, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.42*	Employment Agreement between the Registrant and John Roddy, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.43*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.44	Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed with the SEC on February 4, 2008.

10.45*	Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.46*	Form of Stock Appreciation Right Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.47*	Form of Restricted Stock Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.48*	Form of Restricted Stock Unit Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.49*	Performance Share Program established under the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

10.50*	Form of Performance Share Award Agreement for use in connection with the Performance Share Program established under the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

10.51*	Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.52*	Form of Stock Option Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.53*	Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.54*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.55*	Summary of approved 2010 compensation, incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2010.

10.56*	2011 Executive Bonus Plan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

Exhibit No.	Document

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
*	Denotes compensatory plan, contract or arrangement.

