Form 10-K
period 2012-12-31
Iridium Communications Inc.
filed 2013-03-05
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2012 was approximately $460.7 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 27, 2013 was 76,462,045.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2012

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

Our commercial end user base, which we view as our primary growth engine, is diverse and includes markets such as emergency services, maritime, government, utilities, oil and gas, mining, recreation, forestry, construction and transportation. Many of our end users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services and to provide mobile communications services for employees in areas inadequately served by terrestrial networks. Ship crews and passengers use our services for ship-to-shore calling as well as to send and receive e-mail and data files, and to receive electronic media, weather reports, emergency bulletins and electronic charts. Shipping operators use our services to manage operations on-board ships and to transmit data, such as course, speed and fuel stock. Aviation-based end users use our services for air-to-ground telephony and data communications for position reporting, emergency tracking, weather information, electronic flight bag updates and fleet information.

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $76.7 million in service and engineering and support service revenue, or 20% of our total revenue, for the year ended December 31, 2012. This does not include revenue from the sale of equipment that may be ultimately purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack visibility into these activities and the related revenue.

The U.S. Department of Defense, or DoD, owns and operates a dedicated gateway in Hawaii that is only compatible with our satellite network. The U.S. armed services, State Department, Department of Homeland Security, Federal Emergency Management Agency, or FEMA, Customs and Border Protection, and other U.S. government agencies, as well as other nations’ governmental agencies, use our voice and data services for a wide variety of applications. Our voice and data products are used for numerous primary and backup communications solutions, including logistical, administrative, morale and welfare, tactical and emergency communications. In addition, our products are installed in ground vehicles, ships, helicopters and fixed-wing aircraft and are used for command and control and situational awareness purposes. Our satellite network provides increased network security to the DoD because traffic is routed across our satellite constellation before being brought down to earth through the dedicated, secure DoD gateway, thus providing additional levels of protection. Since our network was created in the mid-1990s, the DoD has made significant investments to build and upgrade its dedicated gateway and to purchase our handsets and voice and data devices, all of which are only compatible with our satellite network. In addition, the DoD continues to invest directly and indirectly in additional services on our network such as Distributed Tactical Communications Services, which we refer to as Netted Iridium®. The DoD would have to incur significant expense to switch to a competing service provider for mobile satellite voice and data services similar to those we provide, and no other service provider can provide true global coverage or an interlinked mesh architecture that allows DoD traffic to flow through one secure, dedicated gateway.

We sell our products and services to commercial end users exclusively through a wholesale distribution network, encompassing more than 70 service providers, 175 value-added resellers, or VARs, and 50 value-added manufacturers, or VAMs, which create and sell Iridium-based technology either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At December 31, 2012, we had approximately 611,000 billable subscribers worldwide, representing a 17% increase compared to December 31, 2011. Total revenue decreased slightly from $384.3 million in 2011 to $383.5 million in 2012.

Industry

We compete in the mobile satellite services sector of the global communications industry. Mobile satellite services operators provide voice and data services to people and machines on the move or in fixed locations using a network of satellites and ground facilities. Mobile satellite services are intended to fill users’ needs for connectivity in all locations. Customers typically use satellite voice and data communications in situations where existing terrestrial wireline and wireless communications networks do not exist, do not provide sufficient coverage, or are impaired. Further, many regions of the world benefit from satellite networks, such as rural and developing areas that lack adequate wireless or wireline networks, ocean and polar regions where few alternatives exist, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

Government organizations, including military and intelligence agencies and disaster response agencies, non-governmental organizations and industrial operations and support teams depend on mobile and fixed voice and data satellite communications services on a regular basis. Businesses with global operations require reliable communications services when operating in remote locations around the world. Mobile satellite services users span many sectors, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, construction and transportation, among others. Many of our customers view satellite communications services as critical to their daily operations.

We believe that increasing penetration will provide a significant market opportunity for the mobile satellite services industry. According to an October 2012 report produced by Wireless Intelligence for the GSM Association, total mobile connections were expected to reach 6.8 billion throughout the world as of the fourth quarter of 2012. We believe that growth in the terrestrial wireless industry has increased awareness of the need for reliable mobile voice and data communications services. In addition, despite significant penetration and competition, terrestrial wireless systems only serve a small fraction of the earth’s surface and are focused mainly in those areas where people live, excluding oceans and other remote regions where ships, airplanes and other remote assets may be in transit or are located. By offering mobile communications services with global voice and data coverage, mobile satellite service providers address the demand from businesses, governments and individuals for connectivity and reliability in locations not consistently served by wireline and wireless terrestrial networks.

The mobile satellite services industry also benefits from the continued development of innovative, lower cost technology and applications integrating mobile satellite products and services. We believe that growth in demand for mobile satellite services is driven in large part by the declining cost of these services, the diminishing size and lower costs of voice, data and machine-to-machine, or M2M, devices, the rollout of new applications tailored to the specific needs of customers across a variety of markets, and the growing number of countries that license and permit mobile satellite services to be deployed in their territories..

Communications industry sectors include:

•	mobile satellite services, which provide customers with voice and data connectivity to mobile and fixed devices using ground facilities and networks of geostationary, or GEO, satellites, which are located approximately 22,300 miles above the equator, medium earth orbit satellites, which orbit between approximately 6,400 and 10,000 miles above the earth’s surface, or low earth orbit, or LEO, satellites, such as those in our constellation, which orbit between approximately 300 and 1,000 miles above the earth’s surface;

•	fixed satellite services, which use GEO satellites to provide customers with broadband communications links between fixed points on the earth’s surface; and

•	terrestrial services, which use a network of land-based equipment including switching centers and radio base stations to provide wireless or wireline connectivity and are complementary to satellite services.

Within the major satellite sectors, fixed satellite services and mobile satellite services operators differ significantly from each other with respect to size of antenna and types of services offered. Fixed satellite services providers, such as Intelsat S.A., Eutelsat Communications S.A. and SES S.A., are characterized by large, often stationary or fixed ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high-speed data customers and international telephone markets. By contrast, mobile satellite services providers, such as us, Inmarsat plc, Globalstar, Inc., and ORBCOMM Inc. focus more on voice and data services, where mobility and small-sized terminals are essential.

A LEO system, such as the system we operate, generally has lower transmission delays than a GEO system, such as that operated by Inmarsat, due to the shorter distance signals have to travel, which also enables the use of smaller antennas on mobile devices. We believe the unique interlinked mesh architecture of our constellation, combined with the global footprint of our satellites, distinguishes us from other regional LEO satellite operators such as Globalstar and ORBCOMM, by allowing us to route voice and data transmissions to and from anywhere on the earth’s surface via a single gateway. As a result, we are the only mobile satellite services operator offering real-time, low-latency services with true global coverage, including full coverage of the polar regions.

Our Competitive Strengths

•	True global coverage. Our network provides true global coverage, which none of our competitors, whether LEO or GEO, can offer. Our network of 66 operational satellites relies on an interlinked mesh architecture to transmit signals from satellite to satellite, which reduces the need for multiple ground stations around the world and facilitates the global reach of our services. GEO satellites orbit around the earth’s equator, limiting their visibility to far northern or southern latitudes and polar regions. LEO satellites from operators like Globalstar and ORBCOMM use an architecture commonly referred to as “bent pipe”, which requires voice and data transmissions to be immediately routed to nearby ground stations and can only provide real-time service when they are within view of a ground station, limiting coverage to continental areas where they have been able to license and locate ground infrastructure. The LEO design of our satellite constellation produces minimal transmission delays compared to GEO systems due to the shorter distance our signals have to travel. Additionally, LEO systems typically have smaller antenna requirements and are less prone to signal blockage caused by terrain than GEO satellite networks. As a result, we believe that we are well-positioned to capitalize on the growth in our industry from end users who require reliable, easy-to-use communications services in all locations.

•	Attractive and growing markets. We believe that the mobile satellite services industry will continue to experience growth driven by the increasing awareness of the need for reliable mobile voice and data communications services, the lack of coverage by terrestrial wireless systems of most of the earth’s surface, and the continued development of innovative, lower cost technology and applications integrating mobile satellite products and services. Only satellite providers can offer global coverage, and the satellite industry is characterized by significant financial, technological and regulatory barriers to entry.

•	Innovations for a broad range of markets at lower costs. The specialized needs of our global end users span many markets, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, construction and transportation. We sell our products and services to commercial end users exclusively through a wholesale distribution network of service providers, VARs and VAMs, which often specialize in a particular line of business. Our distributors use our products and services to develop innovative and integrated communications solutions for their target markets, often combining our products with other technologies, such as GPS and terrestrial wireless technology. In addition to promoting innovation, our wholesale distribution model allows us to capitalize on the research and development expenditures of our distributor partners, while lowering overall customer acquisition costs and mitigating some risks, such as consumer credit risk. By partnering with these distributors to develop new products, services and applications, we believe we create additional demand for our products and services and expand our target markets at a lower cost than would a more direct marketing model. We believe our distribution network can continue to grow with us and amplify our impact on the market.

•	Strategic relationship with the U.S. government. The U.S. government is our largest single customer, and we have had a relationship with the DoD since our inception. We believe the DoD views our Netted Iridium, M2M devices, encrypted handset and other products as mission-critical services and equipment. The DoD has made significant investments in a dedicated gateway on a U.S. government site to provide operational security and allow DoD handset users to communicate securely with other U.S. government communications equipment. This gateway is only compatible with our satellite network.

Our Business and Growth Strategies

•	Leverage our largely fixed-cost infrastructure by growing our service revenue. Our business model is characterized by high capital costs, primarily incurred every 10 to 15 years, in connection with designing, building and launching new generations of our satellite constellation, but the incremental cost of providing service to additional end users is relatively low. We believe that service revenue will be our largest source of future growth and profits, and we intend to focus on growing both our commercial and government service revenue in order to leverage our largely fixed-cost infrastructure.

•	Accelerate the development of personal communications capabilities. Iridium Force® is our strategy for the development of personal mobile satellite communications, allowing users to connect to our network in more ways, including from devices such as smartphones, tablets and laptops; making our technology more accessible and cost-effective for our distribution partners to integrate by licensing our core technologies; integrating location-based services for location-specific applications and personal security capabilities; and providing rugged, dependable devices and services.

•	Continue to expand our distribution network. We believe our wholesale distribution network lowers our costs and risks, and we plan to continue to selectively expand our network of service providers, VAMs and VARs. We expect that our current and future value-added partners will continue to develop customized products, services and applications targeted to the land-based handset, maritime, aviation, M2M and government markets. We believe these markets represent an attractive opportunity for continued subscriber growth. We also expect to continue to expand our sales and distribution efforts geographically by seeking authorization to operate and engaging distribution partners in additional countries.

•	Develop new services for the DoD. We are developing additional capabilities for our network to enhance its utility to the DoD, and plan to continue to expand our offerings to focus more on strategic as well as tactical applications. In conjunction with the U.S. Navy, we have developed and introduced Netted Iridium, which provides beyond-line-of-sight, push-to-talk voice and position location services to user-defined groups of DoD users. This, and other services in development, leverage on-going U.S. government research and development investments and provide us with opportunities to offer new products and services to the DoD. We anticipate continued growth in M2M applications for the DoD and other government customers as new and existing VARs and VAMs design applications around the Iridium 9602 and 9603 short-burst data modems described below. Growth areas for government short-burst data applications include tracking of personnel, vehicles and equipment, connectivity for unattended sensors and backup control links for unmanned platforms.

•	Develop Iridium NEXT constellation. We are developing our next-generation satellite constellation, Iridium NEXT, which will replace our existing constellation with a more powerful satellite network while maintaining backward compatibility with our current system and end-user devices. Iridium NEXT will maintain our current system’s key attributes, including the capability to upload new software, while providing new and enhanced capabilities, such as higher data speeds and increased capacity. We believe Iridium NEXT’s increased capabilities will expand our target markets by enabling us to develop and offer a broader range of products and services, including a wider array of cost-effective and competitive broadband data services. We expect to complete the critical design review phase of the development of Iridium NEXT in 2013 and to commence launches in early 2015.

•	Develop Aireon and other hosted payload opportunities. Iridium NEXT is designed to host secondary payloads, which have the potential to generate cash flows and deferred revenue during the construction phase of Iridium NEXT and the potential to generate recurring service revenue once Iridium NEXT is launched. In June 2012, we announced our plan to host a payload being developed by one of our subsidiaries, Aireon LLC, or Aireon. Aireon’s payload will be an automatic dependent surveillance-broadcast, or ADS-B, receiver to enable a global air traffic monitoring business, which Aireon plans to offer to air navigation service providers, such as NAV CANADA, our co-investor in Aireon, and the U.S. Federal Aviation Administration.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of more than 70 service providers, 175 VARs and 50 VAMs. These distributors sell our products and services to end users, either directly or indirectly through service providers, VARs or dealers. Of these distributors, approximately 25 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific lines of business. We also sell airtime services directly to U.S. government customers, including the DoD, for resale to other government agencies. The U.S. government and international government agencies may purchase additional services as well as our products and related applications through our network of distributors.

We provide our distributors with support services, including assistance with coordinating end user sales, strategic planning and training and second-tier customer support, as well as helping them respond to new opportunities for our products and services. We have representatives covering three regions around the world to better manage our distributor relationships: the Americas, which includes North, South and Central America; Asia Pacific, which includes Australia and Asia; and Europe, the Middle East, Africa and Russia. We have also established a global support service program to provide portside service for Iridium OpenPort® maritime customers at major ports worldwide. In addition, we maintain various online management tools that allow us to communicate efficiently with our distributors, and allow them to manage their customers’ Iridium devices from anywhere in the world. By relying on our distributors to manage end user sales, we believe that we reduce some of the risks and costs related to our business, such as consumer credit risk and sales and marketing costs, while providing a broad and expanding distribution network for our products and services with access to diverse and geographically dispersed niche markets. We are also able to rely on the specialized expertise of our distributors, who continue to develop innovative and improved solutions and applications integrating our product and service offerings, providing us with an attractive platform to support our growth.

Commercial Markets

We view our commercial end user base as our primary growth engine. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voice mail. Unlike service providers, our VARs typically focus more on data applications and provide a broader array of value-added services specifically targeted to the niche markets they serve, such as maritime, M2M, aviation and government markets, where high-use customers with specialized needs are concentrated. These VARs integrate our handsets, transceivers, high-speed data devices and short-burst data modems with other hardware and software to create packaged solutions for end users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, the DoD and other U.S. and international government agencies. Our service providers include dedicated satellite service providers such as Astrium (an EADS company) and Inmarsat, as well as some of the largest telecommunications companies in the world, including Telstra Corporation Limited, KDDI Corporation and Singapore Telecommunications Limited. Our VARs include AirCell Inc., ARINC Incorporated, Blue Sky Network, LLC, DeLorme Publishing Company Inc., General Dynamics Corporation, Joubeh Technologies Inc., Kore Telematics Inc., NAL Research Corporation and Zunibal S.A.

We also sell our products to VAMs, who integrate our transceivers into their propriety hardware and software. These VAMs produce specialized equipment, including integrated ship communications systems, global asset tracking devices and secure satellite handsets, such as our Iridium 9505A handset coupled with U.S. National Security Agency Type I encryption capability, which they offer to end users in maritime, aviation, government and M2M markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. Our VAMs include Applied Satellite Engineering, Inc., Beam Communications Pty Ltd., Digi International, Inc., InovarEMS, International Communications Group, Inc., ITT Exelis, Quake Global, Inc. and Thrane & Thrane A/S.

In addition to VARs and VAMs, we maintain relationships with more than 35 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing and support expenses. Our VADs include Active Web Solutions Inc., Global Marine Networks, LLC, Hirschmann Automation and Controls, Inc., Maxtena, Inc. and Ontec Inc.

We maintain a pricing model for our commercial products and services with a consistent wholesale rate structure. Under our distribution agreements, we charge our distributors wholesale rates for commercial products and services, subject to discount and promotional arrangements and geographic pricing. We also charge fixed monthly access fees per subscriber for some of our services. Our distributors are in turn responsible for setting their own pricing to their customers. Our agreements with distributors typically have terms of one year and are automatically renewable for additional one-year terms, subject to termination rights. We believe this business model provides incentives for distributors to focus on selling our commercial product and service portfolio and developing additional applications. An additional benefit of this model is simplicity. This model reduces back-office complexities and costs and allows distributors to remain focused on revenue generation.

Our two largest distributors, Astrium and Inmarsat, each represented 10% of our revenue for the year ended December 31, 2012.

Government Markets

We provide mission-critical mobile satellite products and services to all military branches of the DoD as well as other U.S. government departments and agencies. These users require voice and two-way data capability with global coverage, low latency, mobility and security and often operate in areas where no other terrestrial or wireless means of communications are available. We believe we are well-positioned to satisfy demand from these users. Our 9505A satellite handset is the only commercial, mobile handheld satellite phone that is capable of Type I encryption accredited by the U.S. National Security Agency for Top Secret voice communications. In addition, the DoD has made significant investments in a dedicated gateway that provides operational security and allows users of encrypted DoD handsets to communicate securely with other U.S. government communications equipment. These investments include upgrading the gateway to take advantage of the enhanced capabilities of Iridium NEXT. This gateway is only compatible with our satellite network.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract managed by the DoD’s Defense Information Systems Agency, or DISA. The contract, entered into in April 2008, provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The U.S. government exercised all of the options, and the final EMSS contract option will expire on March 31, 2013, though based on federal acquisition regulations, the government has the ability to extend the agreement for six months, through September 30, 2013, and has elected to do so. We are pursuing a contract renewal with DISA to provide EMSS services after the current contract expires. The EMSS contract allows authorized customers to purchase Iridium airtime services, provided through DoD’s dedicated gateway, under a set of rate schedules tailored for each of our services, including a fixed monthly per-user fee for voice and circuit-switched data, a fixed monthly per-user fee for paging services, a tiered pricing plan, based on usage per device, for short-burst data services, and a fixed monthly per-user fee for Netted Iridium usage plus a monthly fee for each active user-defined net. The U.S. government is not required to guarantee a minimum number of users under this agreement. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies.

We also provide maintenance services for the DoD gateway through a separate contract managed by DISA, the Gateway Maintenance and Support Services, or GMSS, contract, which also was entered into in April 2008. As with the EMSS contract, the GMSS contract provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The U.S. government exercised all of the options, and the final GMSS contract option will expire on March 31, 2013, though based on federal acquisition regulations, the government has the ability to extend the agreement for six months, through September 30, 2013, and has informed us that it plans to do so. We are pursuing a contract renewal with DISA to continue providing GMSS services after the current contract expires. The U.S. government may terminate the EMSS and GMSS contracts, in whole or in part, at any time. In October 2012, we were also awarded a five-year indefinite-delivery/indefinite-quantity contract from DISA to upgrade the DoD gateway and ensure its compatibility with Iridium NEXT. This contract has a one-year base period and four one-year options, and has a maximum value of $47 million over the full five-year period.

U.S. government services accounted for approximately 20% of our total revenue for the year ended December 31, 2012. Our reported U.S. government revenue includes airtime revenue derived from the EMSS contract and services provided through the GMSS contract and other engineering and support contracts with the U.S. government. This revenue does not include airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, which we report as commercial service revenue, or equipment purchased by government customers from third-party distributors. We are unable to determine the specific amount of U.S. government revenue derived from these commercial sources.

Lines of Business

The specialized needs of our global customers span many markets. Our system is able to offer our customers cost-effective communications solutions with true global coverage in areas unserved or underserved by existing telecommunications infrastructure. Our mission-critical communications solutions have become an integral part of the communications and business infrastructure of many of our end users. In many cases, our service is the only connectivity for these critical applications or is used to complement terrestrial communications solutions.

Our current principal lines of business include land-based handset, M2M, maritime, aviation, and government.

Land-based Handset

We are the leading provider of mobile satellite communications services to the land-based handset sector, providing handset services to areas not served or inconsistently served by existing terrestrial communications networks. In a 2012 report, Northern Sky Research estimated that approximately 708,000 satellite handsets were in operation worldwide in 2011. Mining, forestry, construction, oil and gas, utilities, heavy industry and transport companies as well as the military, public safety and disaster relief agencies constitute the largest portion of our land-based handset end users. We believe that demand for mobile communications devices operating outside the coverage of terrestrial networks, combined with our small, lightweight, durable handsets with true global coverage, will allow us to capitalize on growth opportunities among these users.

Our land-based handset end users utilize our satellite communications services for:

•	Voice and data: Multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services, location-based services and to provide pay telephony services for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and while conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor segments rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage.

•	Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls, and to establish data, e-mail, internet and corporate network connections.

•	Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of natural disasters such as Hurricanes Sandy, Katrina and Rita, the Haitian and Chilean earthquakes, and the Japanese earthquake and tsunami. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America.

•	Public telephone infrastructure: Telecommunications service providers use our services to satisfy regulatory mandates to provide communications services to rural populations currently not served by terrestrial infrastructure. Telstra Corporation, for example, uses our services to comply with its obligations to provide communications services to customers in certain remote parts of Australia.

Machine-to-Machine

We are one of the leading providers of satellite-based M2M services. We believe the early stage of this market and its significant under-penetration present opportunities for future growth. As with land-based handsets, our largest M2M users include mining, construction, oil and gas, utilities, heavy industry, maritime, forestry and transport companies, as well as the military, public safety and disaster relief agencies. We believe increasing demand for automated data collection processes from mobile and remote assets operating outside the coverage of terrestrial wireline and wireless networks, as well as the continued need to integrate the operation of such assets into enterprise management and information technology systems, will likewise increase demand for our M2M applications.

Our M2M services are used for:

•	Fleet management: Our global coverage permits our products and services to be used to monitor the location of vehicle fleets, hours of service and engine telemetry data, as well as to conduct two-way communications with drivers around the world. Long distance drivers need reliable communication with both dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit. We expect that the need for more efficient, cost-effective and safer fleet operations as well as the imposition of regulatory mandates related to driver safety, such as drive-time monitoring, will increase demand for our services in this area.

•	Fixed-asset monitoring: Multinational corporations, such as oil-field service companies, like Schlumberger Limited and ConocoPhillips Company, use our services to run applications that allow remote monitoring and operation of equipment and facilities around the globe, such as oil pipelines and offshore drilling platforms.

•	Asset tracking: Leveraging M2M applications developed by several of our distributors, companies use our services and related devices to track assets, including personnel, for logistics, theft-prevention and safety purposes. Transportation companies, such as Horizon Lines, Inc., employ M2M applications developed by Cubic Global Tracking Solutions, Inc. to track shipping containers while in transit.

•	Resource management: Our global coverage and data throughput capabilities support natural resource management applications such as fisheries management systems. Marine Instruments and Zunibal S.A., two of our VARs, have developed applications for the fishing industry to assist fishing fleets in pursuing more efficient fishing practices.

•	Scientific data monitoring: The global coverage of our network supports many scientific data collection applications such as the Argo float program of the National Oceanographic and Atmospheric Administration, or NOAA. This program relies on our M2M services to collect climate data from buoys located throughout the world’s oceans for monitoring and analysis. We believe the increased need for monitoring climate and environmental data associated with global climate change and human impact on the planet will increase demand for these services.

•	Personal Tracking Devices and Location-Based Services: Several of our VAMs and VARs, such as Briartek, Inc., DeLorme, Global Satellite Engineering, NAL Research, Pieps GmbH and Solara Remote Data Delivery Incorporated, have introduced small, portable personal tracking devices that will provide personal tracking and data communications services to commercial end users. In addition, the Iridium Extreme® handset offers personal tracking and location-based services. These devices use M2M data services to send location information and other data to web-based portals for tracking of and messaging with users.

Maritime

We believe the maritime market is one of our most significant market opportunities. End users of our services in the maritime sector include companies engaged in merchant shipping, passenger transport, fishing, energy and recreation. Merchant shipping accounts for a significant portion of our maritime revenue, as those ships spend the majority of their time at sea away from coastal areas and out of reach of terrestrial communications services. Our products and services targeting the maritime market typically have high average revenue per subscriber, with multiple users utilizing a single device. Once a system is installed on a vessel, it often generates a multi-year recurring revenue stream from the customer. As a consequence, from time to time we may offer equipment promotions or rebates to accelerate new activations and a long-term revenue stream.

We believe increased regulatory mandates and increased demand for higher-speed, low-cost data services will allow us to capitalize on growth opportunities in this market. We believe Iridium Pilot®, which uses our Iridium OpenPort service to offer uncompressed data speeds of up to 128 kbps and up to three independent voice lines, presents a cost-competitive, broadband communication alternative to end users in the maritime market.

Maritime end users utilize our satellite communications services for the following:

•	Data and information applications: Ship operators and crew use our services to send and receive e-mail and data files, and to receive other information services such as electronic media, weather reports, emergency bulletins and electronic charts. We believe Iridium Pilot provides an attractive alternative for shipping operators and fishing fleets looking for cost savings, as well as for yachts, work boats and other vessels for which traditional marine satellite systems have typically been costly and underperforming.

•	Voice services: Maritime global voice services are used for both vessel operations and communications for crew welfare. Merchant shipping operators use prepaid phone cards for crew use at preferential around-the-clock flat rates.

•	Vessel management, procurement and asset tracking: Shipping operators, such as Exmar Shipmanagement N.V., Lauritzen Fleet Management A/S and Zodiac Shipping Ltd., use our services to manage operations on ships and to transmit data, such as course, speed and fuel stock. Our services can be integrated with a GPS to provide a position reporting capability. Many fishing vessels are required by law to carry terminals using approved mobile satellite services for tracking purposes as well as to monitor catches and to ensure compliance with geographic fishing restrictions. European Union regulations, for example, require EU-registered fishing vessels of over 15 meters to carry terminals for the purpose of positional reporting of those vessels. Furthermore, new security regulations in some jurisdictions are expected to require tracking of merchant vessels in territorial waters, which would provide an additional growth opportunity for us.

•	Safety applications: Ships in distress, including as a result of potential piracy, hijack or terrorist activity, rely on mobile satellite voice and data services. The Ship Security and Alert Systems regulations were adopted by the International Maritime Organization, or IMO, to enhance maritime security in response to the threat from terrorism and piracy. Most deep-sea passenger and cargo ships must be fitted with a device that can send an alert message containing the ship’s ID and position whenever the ship is under threat or has been compromised. We and our distribution partners are developing several solutions to meet this requirement for merchant vessels. The Global Maritime Distress and Safety System, or GMDSS, is an application built to alert a maritime rescue coordination center of each vessel’s situation and position, information that can then be used to coordinate rescue efforts among ships in the area. The IMO requires all cargo vessels over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that use GMDSS applications. Although our products and services are currently not certified to be used in GMDSS applications, we are exploring implementing services that could meet the GMDSS requirements.

Aviation

We are one of the leading providers of mobile satellite communications services to the aviation sector. Our services are increasingly used in commercial and global military aviation applications, principally by corporate jets, corporate and government helicopter fleets, specialized general aviation fleets, such as medevac companies and fire suppression and other specialized transport fleets, and high-end personal aircraft. Our services are also employed by commercial airline operators for cockpit voice and data link services for aircraft operational and safety communications. As a result of the 2011 FAA announcement that it will approve Iridium for flight safety data communications, commercial operators are installing Iridium-based avionics on the flight deck to enable air navigation services datalinks for position reporting and other safety information. Our voice and data devices from our VAMs and VADs have become factory options for a range of airframe manufacturers in business aviation and air transport, such as Gulfstream Aerospace Corporation, Bombardier Inc. and Cessna Aircraft Company, and have become standard equipment on some aircraft models. Our devices are also installed in the aftermarket on a variety of aircraft.

Aviation end users utilize our satellite communications services for:

•	Aviation operational communications: Aircraft crew and ground operations use our services for air-to-ground telephony and data communications. This includes the automatic reporting of an aircraft’s position and mission-critical condition data to the ground and controller-pilot data link communication for clearance and information services. We provide critical communications applications for airlines and air transport customers such as Delta Airlines, United Airlines, UPS, Cathay Pacific Airways and El Al Airlines. These operators rely on our services because other forms of communication may be unaffordable or unreliable in areas such as the polar regions. ARINC Incorporated and SITA, SC, two of the leading providers of voice and data link communications services and applications to the airline industry, integrate our products and services into their offerings.

•	Aviation passenger communications: Corporate and private fleet aircraft passengers use our services for air-to-ground telephony and data communications. Operators are currently using our services to enable passengers to e-mail using their own Wi-Fi-enabled mobile phones, including smartphones, without causing interference with aircraft operation. We believe our distributors’ small, lightweight, cost-effective solutions offer an attractive alternative for aircraft operators, particularly small fleet operators.

•	Rotary and general aviation applications: We are also a major supplier for rotary aviation applications to end users in a number of markets, including medevac, law enforcement, oil and gas, and corporate work fleets. Companies such as Air Logistics, EagleMed and Air Evac Lifeteam rely on applications from our distributors for traditional voice communications, fleet tracking and management and real-time flight diagnostics. VARs and VAMs such as Avidyne Corporation, Flightcell International Ltd., Garmin International, Inc., Honeywell International, Inc., SkyTrac and Spider Tracks Limited incorporate Iridium products and services into applications for this market.

•	Air traffic control communications, and safety applications: The International Civil Aviation Organization, or ICAO, has approved standards and recommended practices allowing us to provide Aeronautical Mobile Satellite (Route) Services to commercial aircraft on long-haul routes. This allows member states to evaluate and approve our services for safety communications on transoceanic flights. After several years of working with the Performance Based Aviation Rules Making Committee, or PARC, and illustrating a successful operational evaluation using Iridium data services, in 2011 the FAA announced that it would approve Iridium for use in the Future Air Navigation Services (FANS) and Automatic Dependent Surveillance – Contract (ADS-C) datalink communications with Air Traffic Control, or ATC. We are currently coordinating with PARC on an operational evaluation of our voice communications services for ATC. As our services become approved by regulatory organizations and member states, aircraft crew and air traffic controllers will be able to use our services for data and voice communications between the flight deck and ground-based air traffic control facilities. We are the only satellite provider capable of offering such critical flight safety applications around the entire globe, including the polar regions. We believe this particular sector of the market will present us with significant growth opportunities, as our services and applications will serve as a cost-effective alternative to systems currently in operation.

Government

We are one of the leading providers of mobile satellite communications services to the U.S. government, principally the DoD. We provide mobile satellite products and services to all branches of the U.S. armed forces. Our voice products are used for a variety of primary and backup communications solutions, including logistical, administrative, morale and welfare, and emergency communications. In addition, our products and related applications are installed on ground vehicles, ships, helicopters and fixed-wing aircraft, embedded in unattended sensors and used for command and control and situational awareness purposes. Global security concerns are among the factors driving demand for our products and services in this sector. See “—U.S. Government Services” for more information.

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

Services and Products

At December 31, 2012, we had approximately 611,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, M2M services and high-speed data. Sales of our commercial services collectively accounted for approximately 55% of our total revenue for the year ended December 31, 2012. We also sell related voice and data equipment to our customers, which accounted for approximately 25% of our total revenue for the year ended December 31, 2012. In addition, we offer services to U.S. government customers, including the DoD. U.S. government services accounted for approximately 20% of our total revenue for the year ended December 31, 2012.

Commercial Services

Postpaid Mobile Voice and Data Satellite Communications Services

We sell our mobile voice and data services to service providers and VARs who in turn offer such services to end users, either directly or indirectly through dealers, using various packaged solutions such as monthly plans with differing price levels that vary depending upon expected usage. In exchange for these services, we typically charge service providers and VARs a monthly access fee per subscriber, as well as usage fees for airtime minutes used by their respective subscribers. A small number of our postpaid customers purchase monthly blocks of airtime minutes that must be used in a given month or are forfeited. In September 2011, we launched Iridium AxcessPoint, a portable and lightweight Wi-Fi hotspot accessory that connects smartphones or laptops to the Iridium network using an Iridium Extreme or Iridium 9555 satellite handset. This accessory uses postpaid circuit-switched data services, and we believe it increases the use of data services through the handsets.

Prepaid Mobile Voice Satellite Communications Services

We also offer mobile voice services to service providers and VARs through prepaid plans. Service providers and VARs pay us in advance for defined blocks of airtime minutes with expiration periods in various configurations, typically one year. These services are then generally sold to subscribers in the form of prepaid scratch cards and e-vouchers that enable subscribers to use our services on a per-minute basis. Unused minutes are forfeited on the applicable expiration date. We believe service providers and VARs are drawn to these services because they enable greater cost control by eliminating the need for monthly billings and reducing collection costs, and can be sold in countries where credit may not be readily available for end users. Our distributors often offer our prepaid voice services through fixed devices to subscribers in rural villages, at remote industrial, commercial and residential sites and on ships at sea, among other places. Fixed voice satellite communications services are in many cases an attractive alternative to handheld mobile satellite communications services in situations where multiple users will access the service within a defined geographic area and terrestrial wireline or wireless service is not available. Fixed phones, for example, can be configured as pay phones that accept prepaid scratch cards and can be installed at a central location, for example in a rural village or maritime vessel.

Broadband Data Services

Our broadband data service, Iridium OpenPort, offers maritime and aviation end users speeds of up to 128 kbps and up to three independent voice lines that can be used simultaneously without interference. We believe Iridium OpenPort offers a competitive alternative to other satellite broadband services that offer fewer features at higher costs. Data rates on this service can be adjusted up or down at any time without making hardware or software changes, giving subscribers options that allow them to balance needs for data transmission speeds against cost considerations on a real-time basis. In conjunction with our distributors, we offer additional services that permit service providers and VARs to offer complete integrated solutions for prepaid calling, e-mail and IP-based data communications. For example, in January 2012, KVH Industries, Inc., one of our distribution partners, began offering a product that integrates Iridium OpenPort with its mini-VSATSM broadband service to provide backup connectivity when the mini-VSAT terminal is out of its coverage area or out of service. For our Iridium OpenPort service, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for airtime minutes used by the respective subscribers above their monthly quotas.

Machine-to-Machine Services

Our M2M services are designed to address the market need for a small and cost-effective solution for sending and receiving data, such as location, from fixed and mobile assets in remote locations to a central monitoring station. This service operates through a two-way short-burst data transmission between our network and a telemetry unit, which may be located, for example, on a container in transit or a buoy monitoring oceanographic conditions. The small size of the units makes them attractive for use in applications such as tracking asset shipments, monitoring unattended remote assets, including oil and gas assets, vehicle tracking and mobile security. We sell our M2M services to our distributors, who in turn offer them to a number of U.S. and international governmental agencies, including NOAA, as well as commercial and other entities such as Schlumberger Limited and ConocoPhillips. Increasingly, our M2M modems are being built into products for consumer markets, such as personal location devices that provide two-way messaging. As with our mobile voice and data offerings, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for data used by their respective subscribers.

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

We also offer hosted payload services on our next-generation constellation, Iridium NEXT, which will replace our current satellite constellation. We have entered into agreements with our subsidiary, Aireon, to host its ADS-B payload on our satellites in exchange for hosting cost reimbursement fees plus recurring service revenue to be paid during the life of the hosted application.

U.S. Government Services

We provide U.S. government customers bulk access to our services, including voice, netted voice, data, messaging and paging services, as well as maintenance services for the DoD’s dedicated gateway. We provide airtime to U.S. government subscribers through DoD’s gateway, under a set of rate schedules tailored for each of our services, including a fixed monthly per-user fee for voice and circuit-switched data, a fixed monthly per-user fee for paging services, a tiered pricing plan, based on usage per device, for short-burst data services, and a fixed monthly per-user fee for Netted Iridium usage plus a monthly fee for each activity user-defined net. To comply with U.S. government regulations, we ensure handsets sold for use by the U.S. government are manufactured in the United States. U.S. government customers procure our voice and data products through our network of distributors. Our VARs and VAMs typically integrate our products with other products, which they then offer to U.S. government customers as customized products. Our voice and data solutions include:

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

With funding support from the DoD, we continue to invest in research and development to develop new products and applications for use by all branches of the U.S. armed forces. In conjunction with the U.S. Navy, we and our distribution partners offer Netted Iridium, which uses a line of radio-only devices that permit beyond-line-of-sight push-to-talk group calling services for a user-defined group, or net. We expect Netted Iridium to provide us with the potential for future new commercial applications in public safety, fishing and field worker communications.

Our Products

We offer a broad array of voice and data products for customers that work worldwide. In most cases, our devices or an antenna must be located outside and within view of a satellite to be able to access our network.

Satellite Handsets

Our principal handset offerings are the Iridium 9555 and Iridium Extreme satellite handset phones, which are similar in functionality to ordinary cellular phones but with the solid, durable feel that many satellite phone users demand. We believe our reputation for industrial-strength products is critical for customers, many of whom are located in the most inhospitable spots on the planet and require rugged and reliable communications equipment.

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

Iridium Extreme. The Iridium Extreme adds to the Iridium 9555’s capabilities by providing a rugged exterior that meets DoD Military Standard 810F for durability, a dedicated, two-way emergency SOS button and fully integrated GPS and location-based services. These extra features are provided in a handset that is even smaller than the Iridium 9555, weighing 8.7 ounces and offering up to 4 hours of talk time. An emergency response service provided by GEOS Travel Safety Group, or GEOS, is included with the purchase of the phone and airtime usage. The two-way emergency SOS button initiates a phone call and an emergency message via SMS to GEOS, which then coordinates with local emergency responders.

We expect these handsets to maintain our competitive position as premium offerings in the market due to their capabilities, mobility, reliability and global coverage. In addition to these phones, we manufacture the Iridium 9505A handset, which is qualified for sale to U.S. government customers, and in January 2012 we introduced a variant of the Iridium 9555 handset that is qualified for sale to U.S. government customers. We also introduced a variant of the Iridium Extreme handset in October 2012 that is qualified for sale to U.S. government customers.

Wi-Fi Accessories

Our suite of Iridium AxcessPoint products and services, including the Iridium AxcessPoint Wi-Fi hotspot accessory, the free Iridium AxcessPoint Mail & Web optimization software and the Iridium AxcessPoint Connect downloadable application, complements our handset offerings.

Iridium AxcessPoint. Iridium AxcessPoint is a portable and lightweight Wi-Fi hotspot accessory that connects smartphones or laptops to the Iridium network using an Iridium Extreme or Iridium 9555 satellite phone.

Iridium AxcessPoint Mail & Web. Iridium AxcessPoint Mail & Web software optimizes e-mail and Internet services on Apple iOS and Android OS devices and Windows and Mac laptops when those devices are connected over the Iridium network using Iridium AxcessPoint.  The software provides efficient use of time on the Iridium network by automatically setting up a data call and using data compression to improve the effective speed of a connection.

Iridium AxcessPoint Connect. Iridium AxcessPoint Connect is a downloadable application that turns any Windows laptop into a global Wi-Fi hotspot when connected to an Iridium Extreme or Iridium 9555 satellite phone. Iridium AxcessPoint Connect enables Wi-Fi-compatible devices to synchronize and respond to e-mail, or use the Internet, over the Iridium network.

We believe the Iridium AxcessPoint suite of products increases the use of our services by enabling end users to connect the consumer devices they already own more easily over the Iridium network.

Voice and Data Modems

We also offer a combined voice transceiver and data modem, which our distributors integrate into a variety of communications solutions that are deployed in different applications around the world. Our principal offering in this space is the Iridium 9522B L-Band transceiver, which utilizes the transceiver core of our Iridium 9555 satellite handset. In March 2012, we introduced the Iridium Core 9523 L-Band transceiver, which utilizes the smaller form factor transceiver core of our Iridium Extreme satellite handset. The Iridium Core 9523 complements the Iridium 9522B by providing a small voice and data module that can be integrated with other components to create a modem tailored for typical VAM applications as well as specific applications, such as a dual-mode terrestrial radio and satellite phone or M2M applications that require more data functionality. Our principal customers for our L-Band transceivers are VAMs, who integrate them into specialized devices that access our network.

Broadband Data Devices

Our Iridium Pilot terminal provides up to three independent voice lines and an Ethernet data port configurable for data speeds from 9.6 to 128 kbps over our Iridium OpenPort service. All voice and data capabilities can be used at the same time. Our principal customers for Iridium Pilot are service providers who integrate the device with their own hardware and software products to provide a suite of customer-focused voice and IP-based data packages for ship business, crew calling and e-mail. We believe the low cost of our Iridium Pilot terminal, combined with our high bandwidth and flexible configuration options, will allow us to grow our share of the existing maritime market while opening up new market sectors, such as luxury yachts, tug boats and other fishing and cruising vessels for which traditional marine satellite systems have typically been too costly. We also believe Iridium Pilot will be a growing complement to maritime Very Small Aperture Terminal, or VSAT, systems providing broadband and unlimited data services for ships, where Iridium Pilot can fill in coverage gaps, provide services where the VSAT terminal is not licensed to operate, and provide an alternate channel for VSAT maintenance and configuration.

Machine-to-Machine Data Devices

Our principal M2M devices are the Iridium 9602 and 9603 full-duplex short-burst data transceivers. The Iridium 9602 is a small data device with two-way transmission, capable of sending packet data to and from any point in the world with low latency. The principal customers for our Iridium 9602 data modems are VARs and VAMs, who embed the Iridium 9602 into their tracking, sensor, and data applications and systems, such as asset tracking systems. The Iridium 9602 is often combined with a GPS receiver to provide location information to customer applications. In May 2012, we introduced the Iridium 9603, an even smaller transceiver that is functionally identical to the Iridium 9602. In addition, an increasing number of VARs and VAMs are including a terrestrial global system for mobile communication (GSM) packet radio service modem as part of their Iridium applications to provide low cost cellular data transmission when available. These types of multiband applications are adopted by end users who require the ability to regularly transfer data but operate in areas with inconsistent cellular coverage. We provide gap-filler coverage for these applications, allowing users to operate anywhere on the globe. We continue to invest in research and development to develop smaller, lighter products in this market.

Device Development and Manufacturing

We contract with Cambridge Consulting Ltd. and other suppliers to develop all of our devices, and with two contract manufacturers, to manufacture all of our devices in facilities in Thailand, Malaysia and the United States. Pursuant to our contracts with these manufacturers, we may be required to purchase excess materials at cost plus a contractual markup if the materials are not used in production within the periods specified in the agreement. The manufacturers generally repurchase the materials from us at the same price we paid, as required for the production of the devices. Our agreements with these manufacturers are automatically renewable for additional one-year terms unless terminated by either party. We generally provide our distributors with a warranty on subscriber equipment for one to five years from the date of activation, depending on the product. We also utilize other suppliers, some of which are available only from one source, to manufacture some of the component parts of our devices.

In addition to our principal products, we also offer a selection of accessories for our devices, including extended-life batteries, holsters, earbud headphones, portable auxiliary antennas, antenna adaptors, USB data cables and charging units, among others. We purchase these products from several third-party suppliers either pursuant to contractual agreements or off the shelf at market prices.

Our Spectrum

We hold licenses to use 8.725 MHz of continuous spectrum in the L-Band, which operates at 1.6 GHz, and allows for two-way communication between our devices and our satellites. In addition, we are authorized to use 200 MHz of K-Band (23 GHz) spectrum for satellite-to-satellite communications, known as inter-satellite links, and 400 MHz of Ka-Band spectrum (19.4 GHz to 19.6 GHz and 29.1 to 29.3 GHz) for two-way communication between our satellites and our gateways, known as feeder links. In February 2013, we filed an application for an additional 1.775 MHz of spectrum to increase our total amount to 10.5 MHz of continuous spectrum. Our products and services are offered in over 100 countries, and we and our distributors continue to seek authorizations in additional countries. Access to this spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because each product and service can be deployed and sold worldwide.

Our use of spectrum is globally coordinated and recorded by, and subject to the frequency rules and regulations of, the International Telecommunication Union, or ITU. The ITU is the United Nations organization responsible for worldwide co-operation in the telecommunications sector. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments. Each ITU administration is required to give notice of, coordinate and record its proposed use of radio frequency assignments with the ITU’s Radiocommunication Bureau. The coordination negotiations are conducted by the national administrations with the assistance of satellite operators. When the coordination process is completed, the ITU formally notifies all proposed users of frequencies and orbital locations in order to protect the recorded assignments from subsequent nonconforming or interfering uses by member states of the ITU. Only member states have full standing within this inter-governmental organization. Filings to the ITU for our current constellation have been made on our behalf by the United States.

The ITU also controls the assignment of country codes used for placing telephone calls between different countries. Our network has been assigned the 8816 and 8817 country codes and uses these numbers for calling and communications between terminals.

Domestic and Foreign Revenue

We supply services and products to customers in a number of foreign countries. We allocate revenue geographically based on where we invoice our distributors, whom we bill for mobile satellite services and related equipment sales, and not according to the location of the end user. These distributors sell services directly or indirectly to end users, who may be located elsewhere. It is not possible for us to determine the geographical distribution of revenue from end users, as we do not contract directly with them. Substantially all of our revenue is invoiced in U.S. dollars. The table below sets forth the percentage of our revenue by country for the last three years:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010

United States	46%	46%	48%
Canada	14%	13%	14%
United Kingdom	11%	13%	12%
Other Countries (1)	29%	28%	26%

(1)	No other single country represented more than 10% of our revenue for any of the periods indicated.

For more information about our revenue from sales to foreign and domestic customers, see Note 11 to our consolidated financial statements.

Traffic Originating Outside the United States

A significant portion of our voice and data traffic originates outside the United States. The table below sets forth the percentage of our commercial voice and data traffic originating outside the United States, excluding Iridium OpenPort traffic, for the last three years.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010

Commercial voice traffic (minutes)	90%	90%	90%
Commercial data traffic (kilobytes)	69%	70%	67%

Our Network

Current Constellation

Our satellite network includes 66 in-orbit LEO satellites, in addition to five in-orbit spares. We also maintain a non-service in-orbit spare, which we use for testing purposes. The satellites operate in six orbital planes of eleven vehicles each in nearly circular polar orbits. Our operational satellites orbit at an altitude of approximately 483 miles (778 kilometers) above the earth and travel at approximately 16,689 mph, resulting in a complete orbit of the earth approximately every 100 minutes. The design of our constellation ensures that generally at least one satellite is visible to subscribers from any point on the earth’s surface, covering all of the world’s population. While our constellation offers true global coverage, most of our satellite services are not available in locations where a satellite signal cannot be transmitted or received or when the device or antenna does not have a direct line of sight to a satellite, such as inside a building.

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

We believe our interlinked satellite infrastructure provides several advantages over networks that rely on multiple terrestrial gateways like Globalstar’s and ORBCOMM’s networks. We have the only satellite network with true global coverage, and our constellation is less vulnerable to single points of failure, since traffic can be routed around any one satellite problem to complete the communications path. In addition, the small number of ground stations increases the security of our constellation, a factor that makes our network particularly attractive to government institutions and large enterprises. The low orbit of our constellation also allows our network to operate with low latency and with smaller antennas due to the proximity of our satellites to the earth.

Our constellation provides significant coverage overlap for mitigation of service gaps from individual satellite outages, particularly at higher northern and southern latitudes. Each satellite was designed with a high degree of on-board subsystem robustness, an on-board fault detection system, and isolation and recovery capabilities for safe and quick risk mitigation. Our ability to reconfigure the orbital location of each satellite provides us with operating flexibility and enhances our ability to maintain a commercially acceptable level of service. If a satellite should fail or become unusable, in most cases, we can reposition one of our in-orbit spare satellites to take over its functions. If there is an in-orbit spare located in the orbital plane of the failed satellite, such repositioning can often be accomplished within days, with minimal impact on our services. If there is no in-orbit spare located in the relevant orbital plane, redeploying an in-orbit spare into the affected plane will take at least one year. The design of our space and ground control system facilitates the real-time intervention and management of the satellite constellation and service upgrades via software enhancements.

Our commercial gateway is located in Tempe, Arizona. This gateway has multiple earth terminals that communicate with our satellites and pass calls seamlessly between gateway earth terminals and satellites as the satellites traverse the gateway, thereby connecting signals from the terminals of end users to our gateway. Gateways enable dedicated communications links that are not dependent on localized terrestrial telecommunications infrastructure where subscribers are using our services. Gateways also generate and control all user information pertaining to our registered users, such as user identity, geo-location and call detail records. The DoD owns and operates a dedicated gateway for U.S. government users to take advantage of this capability. This gateway provides an interface between voice and data devices and the Defense Information Systems Network and other terrestrial infrastructure, providing DoD users with secure communications capabilities. We are also working on a new gateway in Russia. We have received authorization from Russian authorities to commence commercial operations in Russia and expect to launch service in Russia during the first half of 2013, while work on our new gateway proceeds. We have also had discussions to build or reactivate additional gateways in other countries, such as China and India, that require gateways in their jurisdictions. These gateways would connect the commercial traffic to the constellation coming to and from their territory.

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

From time to time, individual satellites in our constellation experience operating problems that may result in a satellite outage, but due to overlapping coverage within our constellation, the individual satellite outages typically do not negatively affect our customers’ use of our system for a prolonged period. In addition, most system processing related to our service is performed using software onboard each satellite instead of on the ground. We believe this provides us with significant flexibility and has contributed to the longevity of the system by enabling engineers to develop additional functionality and software-based solutions to occasional faults and anomalies in the system.

We have experienced nine satellite losses since we reintroduced commercial satellite services in 2001 that have resulted in the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, most recently in August 2012. Eight of these losses were from satellites that failed in orbit, and one satellite was lost as a result of a 2009 collision with a non-operational Russian satellite. To date, each time we have lost a satellite we have had an in-orbit spare available to replace it.

Based on the failures and anomalies we have experienced to date, and considering the potential for future anomalies, we believe our current constellation will provide a commercially acceptable level of service through the transition to Iridium NEXT. We expect to be able to mitigate most satellite failures through the use of the remaining in-orbit spares, the implementation of software solutions, and by landing communications traffic at our ground station in Alaska or Norway and backhauling traffic to the Tempe gateway for processing and termination. Accordingly, we believe our constellation can provide a commercially acceptable level of service with fewer than 66 satellites.

In addition to our in-orbit spare satellites, we own spare parts for some of the equipment in our gateway and TTACs. We selectively replace parts for our gateway and TTACs as necessary and maintain an inventory of spare parts which we continuously monitor. When we do not have necessary spares in inventory or our spares become obsolete, we rely on third parties to develop necessary parts.

In 2010, we entered into an amended and restated long-term operations and maintenance agreement with Boeing, which we refer to as the O&M Agreement. Under the O&M Agreement, Boeing operates and maintains our satellite constellation. The term of the O&M Agreement runs concurrently with the operational life of the current constellation. The O&M Agreement provides for annual price reductions and other cost-saving opportunities and converts the fee for Boeing’s operations and maintenance services from a fixed-price fee to a time-and-materials fee with an annual limit on amounts paid.

We have also entered into an agreement with Boeing pursuant to which Boeing provides services in support of the development of Iridium NEXT and will operate and maintain Iridium NEXT, which we refer to as the NEXT Support Services Agreement. Boeing provides these services on a time-and-materials fee basis. The term of the NEXT Support Services Agreement runs concurrently with the operational life of the Iridium NEXT constellation. We are entitled to terminate the agreement for convenience and without cause commencing in 2019.

Pursuant to an amended and restated transition services, products and asset agreement, or the TSA, with Motorola, and a separate agreement with Boeing, Motorola, and the U.S. government, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement to cover the de-orbiting of our satellite constellation in the amount of $500.0 million per occurrence, and $1.0 billion in the aggregate. The current policy together with the de-orbiting endorsement covers amounts that we and other specified parties may become liable to pay for bodily injury or property damage to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting the satellite constellation, although it contains exceptions for third-party damages which may result from the 2009 in-orbit satellite collision. The policy covers us, the U.S. government, Boeing, as operator of our system, Motorola Solutions, Inc., or Motorola Solutions, as successor to Motorola, and other named beneficiaries. The policy has been renewed annually since the expiration of the original policy’s three-year term in 2003 and currently expires on December 8, 2013. In addition, we maintain a separate $1.0 billion product liability policy to cover Motorola Solutions’ potential liability as manufacturer of the satellites. Given the flexibility of our satellite constellation and in-orbit spares, we do not maintain in-orbit insurance covering losses from satellite failures or other operational problems affecting our constellation.

Our current satellite constellation license from the U.S. Federal Communications Commission, or FCC, is valid until November 2013, and we have applied for a license renewal. Under the FCC’s rules, we may continue to operate our satellite constellation beyond November 2013 pending FCC action on our renewal application. Our U.S. gateway earth station licenses expire between 2018 and 2026, and our U.S. government customer’s and commercial subscribers’ earth station licenses for end user devices will expire in 2021. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration.

Constellation De-Orbiting Obligations

When Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability risk arising from future operation of our current constellation, and to provide for the U.S. government’s obligation to indemnify Motorola pursuant to the Indemnification Agreement described below. As a result, the Indemnification Agreement was entered into among Iridium Satellite, Boeing, Motorola and the U.S. government, as subsequently amended in September 2010, giving the U.S. government the right, in its sole discretion, to require us to de-orbit our constellation in the event of (a) Iridium Satellite’s failure to maintain certain insurance and pay certain insurance premiums; (b) Iridium Satellite’s bankruptcy; (c) Iridium Satellite’s sale or the sale of any major asset in our satellite system; (d) Boeing’s replacement as the operator of our satellite system; (e) Iridium Satellite’s failure to provide certain notices as contemplated by the Indemnification Agreement; or (f) at any time after January 1, 2015. Prior to the September 2010 amendment of the Indemnification Agreement, the U.S. government had the right to require us to de-orbit our constellation at any time after June 5, 2009. Pursuant to the September 2010 amendment, the U.S. government may withdraw its agreement to postpone the exercise of its de-orbit right (i) on or after January 1, 2015; (ii) if Iridium Satellite violates any terms of the Indemnification Agreement or fails to comply with any terms of the September 2010 amendment; (iii) if more than four satellites have insufficient fuel to execute a 12-month de-orbit; (iv) if Iridium Satellite fails to comply with the de-boost plans; (v) upon a finding by the FCC, not remedied by Iridium Satellite in the time set forth by the FCC, that Iridium Satellite has failed to comply with the terms of the Iridium Orbital Debris Mitigation Plan filed with the FCC and then in effect; (vi) upon the cancellation, non-renewal or refusal to provide any insurance required by the Indemnification Agreement; and (vii) upon the termination or completion of the current or any successor agreement between Iridium Satellite and the DoD pursuant to which Iridium Satellite provides mobile satellite services to the DoD. The U.S. government also has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares, that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years.

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

We have certain de-orbit obligations under our FCC licenses. Specifically, pursuant to an orbital debris mitigation plan incorporated into our FCC satellite constellation license in 2002, we are required to lower each satellite to an orbit with a perigee of approximately 250 kilometers as it reaches the end of its useful life and to coordinate these orbit-lowering maneuvers with the United States Space Command. We have filed a modification application with the FCC to conform our satellite end of life procedures to the less stringent 600 kilometer de-orbit standards for non-geostationary satellites that the FCC acknowledged in 2004 would serve the public interest. Our modification application remains pending. We also hold special temporary authority to operate three of our satellites according to the orbital debris mitigation plan specified in our pending modification application.

Iridium NEXT

Our satellites continue to perform well, but they have exceeded their original design lives, and we are currently developing our next-generation satellite constellation, Iridium NEXT, which we expect to commence launching in early 2015. The current constellation is expected to provide a commercially acceptable level of service through the transition to Iridium NEXT. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. We believe our credit facility, described below, together with internally generated cash flow, including potential revenue from hosted payloads, and the proceeds from our October 2012 convertible preferred stock issuance will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017.

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space France, or Thales, for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.2 billion, and we expect our payment obligations under the FSD to extend into the third quarter of 2017. As of December 31, 2012, we had made total payments of $682.9 million to Thales.

In March 2010, we entered into an agreement with Space Exploration Technologies Corp., or SpaceX, to secure SpaceX as the primary launch services provider for Iridium NEXT. The SpaceX agreement has a maximum price of $492.0 million. In August 2012, we entered into an amendment to our launch services agreement with SpaceX. The amendment reduced the number of contracted launches and increased the number of satellites to be carried on each launch vehicle. The amendment also reduced the maximum price under the original SpaceX agreement from $492.0 million to $453.1 million. As of December 31, 2012, we had made total payments of $65.1 million to SpaceX. The SpaceX Falcon 9 launch vehicle is configured to carry ten Iridium NEXT satellites to orbit with each launch.

In June 2011, we entered into an agreement with International Space Company Kosmotras, or Kosmotras, as a supplemental launch service provider for Iridium NEXT. The Kosmotras agreement provides for the purchase of up to six launches and six additional launch options. Each launch can carry two satellites. If we purchase all six launches, we will pay Kosmotras a total of approximately $184.3 million. We expect to exercise an option for one launch for the first two Iridium NEXT satellites. Our payments to Kosmotras for the single launch would be approximately $51.8 million. If we do not purchase any additional launches by March 31, 2013, the Kosmotras agreement will terminate as to the remaining optional launches. As of December 31, 2012, we had made aggregate payments of $11.2 million to Kosmotras.

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

In connection with each draw we make under the Credit Facility, we also borrow an amount equal to 6.49% of the draw to cover the premium for the COFACE insurance policy. We also pay a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. Funds drawn under the Credit Facility are used for 85% of the costs under the FSD for the construction of Iridium NEXT satellites, the premium for the COFACE policy, and the payment of a portion of interest during a part of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, we will pay interest on the same date as the principal repayments. Prior to the repayment period, interest payments are due on a semi-annual basis in April and October of each year. The Credit Facility will mature seven years after the start of the repayment period.

Our obligations under the Credit Facility are guaranteed by us and our subsidiaries that are obligors under the Credit Facility and are secured on a senior basis by a lien on substantially all of our assets and those of some of our subsidiaries.

We may not prepay any borrowings under the Credit Facility prior to December 31, 2015. If, on that date, a specified number of Iridium NEXT satellites have been successfully launched and we have adequate time and resources to complete the Iridium NEXT constellation on schedule, we may prepay the borrowings without penalty. In addition, following the completion of the Iridium NEXT constellation, we may prepay the borrowings without penalty. We may not subsequently borrow any amounts repaid. We must repay the loans in full upon (i) a delisting of our common stock, (ii) a change in control of our company or our ceasing to own 100% of any of the other obligors or (iii) the sale of all or substantially all of our assets. We must apply all or a portion of specified capital raising proceeds, insurance proceeds and condemnation proceeds to the prepayment of the loans. The Credit Facility includes customary representations, events of default, covenants and conditions precedent to our drawing of funds. The financial covenants include:

•	a minimum cash requirement;

•	a minimum debt-to-equity ratio level;

•	maximum capital expenditure levels;

•	minimum consolidated operational earnings before interest, taxes, depreciation and amortization levels;

•	minimum cash flow requirements from customers who have hosted payloads on our satellites;

•	minimum debt service reserve cash levels;

•	a minimum debt service coverage ratio level; and

•	maximum leverage levels.

The covenants also place limitations on the ability of us and our subsidiaries to carry out mergers and acquisitions; dispose of assets; grant security interests; declare, make or pay dividends; enter into specified transactions with affiliates; fund payments under the FSD from our own resources; incur additional indebtedness; or make loans, guarantees or indemnities.

In August 2012, we entered into a supplemental agreement, or the Supplemental Agreement, with the syndicate of bank lenders, or the Lenders, under the Credit Facility. The Supplemental Agreement amended and restated the Credit Facility. The Supplemental Agreement authorizes us to fund and operate our Aireon subsidiary for the purpose of establishing a space-based ADS-B business for global aviation monitoring. Specifically, the Supplemental Agreement excludes Aireon from the group of companies (we and our material subsidiaries) that are obligors under the Credit Facility and from our consolidated financial results for purposes of calculating compliance with the financial covenants. The Supplemental Agreement allows us to make a $12.5 million investment in Aireon, the injection of up to $10 million worth of airtime credits into Aireon, if needed, as provided for in Aireon’s agreement with Harris Corporation, described below, to build the ADS-B system payloads, and an additional investment of up to $15 million raised from issuances of our common equity. The Supplemental Agreement requires us to use any net distributions that we receive from Aireon to repay the debt under the Credit Facility and to issue the Lenders a security interest in our ownership interest in Aireon.

The Supplemental Agreement also includes revised financial covenant levels to reflect changes in timing of expected receipts of cash flows from secondary payloads and other changing business conditions and revised launch and backup launch requirements consistent with the amendment to our launch services agreement with SpaceX, described above. The amendment to the Credit Facility did not modify the principal amount, interest rates, repayment dates, or maturity of the Credit Facility. The Supplemental Agreement required us to raise $100 million through a combination of the issuance of convertible preferred or common equity and warrant exercises by April 30, 2013. We satisfied this requirement primarily through the sale of our 7.00% Series A Cumulative Convertible Preferred Stock, or Series A Preferred Stock, in October 2012 for net proceeds of $96.5 million. We also received $9.1 million from the exercise of warrants during the third quarter of 2012.

Through March 1, 2013, our total borrowings under the Credit Facility were $751.8 million.

Harris Agreement

In June 2012, Aireon entered into an agreement with Harris Corporation for the design, development and production of the payload for each of the planned Iridium NEXT satellites. The Harris agreement does not provide for any guarantee of payment by us or Iridium Satellite LLC, but we intend to make available an injection into Aireon of up to $10 million worth of airtime credits to be used to satisfy a portion of the payments to be made by Aireon under the Harris agreement in the event that Aireon cannot make such payments.

Aireon LLC Agreement

On November 19, 2012, Iridium Satellite and Aireon entered into an Amended and Restated Limited Liability Company Agreement of Aireon, or the Aireon LLC Agreement, with NAV CANADA and NAV CANADA Satellite, Inc., a wholly owned subsidiary of NAV CANADA.

Under the Aireon LLC Agreement, NAV CANADA Satellite may acquire up to a controlling interest in Aireon, which prior to the date of the Aireon LLC Agreement was a wholly owned subsidiary of Iridium Satellite. The Aireon LLC Agreement provides for the purchase by NAV CANADA Satellite of Series A preferred membership interests in five tranches representing up to 51% of the fully diluted equity of Aireon for an aggregate investment of up to $150 million. Each tranche is subject to the satisfaction of various operational, commercial, regulatory and financial conditions. NAV CANADA Satellite made its first tranche investment of $15 million in November 2012, representing 5.1% of the fully diluted equity of Aireon, with planned additional tranches of $40 million in 2013, $65 million in 2014, $15 million in 2015 and $15 million in 2017.

The Aireon LLC Agreement provides for Aireon to be managed by a seven-member board of directors. Currently, Iridium Satellite may nominate five directors, NAV CANADA may nominate one director, and one director shall be an independent director agreed to by Iridium Satellite and NAV CANADA. The Aireon LLC Agreement also provides the minority-interest holder with several protective provisions.

Competition

The mobile satellite services industry is highly competitive but has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead-time associated with obtaining the required licenses, building and launching the satellite constellation and deploying the ground network technology. We are not aware of any other companies currently planning to enter the mobile satellite services industry. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Currently, our principal mobile satellite services competitors are Inmarsat, Globalstar and ORBCOMM. We compete primarily on the basis of coverage, quality, mobility and pricing of services and products.

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

Globalstar owns and operates a fleet of LEO satellites. Globalstar began commercial services in 2000. Globalstar’s service is available only on a multi-regional basis as a result of its “bent pipe” architecture, which requires that voice and data transmissions be routed from satellites immediately to nearby ground stations. This design requires the use of multiple ground stations, which are impractical in extreme latitudes or over oceans. Unlike Inmarsat and us, Globalstar sells a higher percentage of its products and services directly to end users. Globalstar has indicated that satellite failures and other problems affecting its constellation are currently limiting its ability to provide two-way services. Globalstar is in the process of finalizing the configuration of its second-generation satellite constellation, with launches completed in February 2013. It has currently arranged to replace only 24 of the original 48 satellites.

ORBCOMM also provides commercial services using a fleet of LEO satellites. Like Globalstar, ORBCOMM’s network also has a “bent pipe” architecture, which limits its real-time coverage area. ORBCOMM’s principal focus is low-cost data and M2M services, where it directly competes with our M2M offerings. Because a ground station may not be within view of a satellite, ORBCOMM’s services may have a significant amount of latency, which may limit their use in some mission-critical applications. It does not offer voice service or high-speed data services. Like us, ORBCOMM is developing its second-generation satellite constellation. ORBCOMM suffered the loss of all six of its most recently launched satellites and has scheduled a new launch campaign to begin in mid-2013. The launch campaign will consist of one launch in mid-2013 and a second in 2014.

We also compete with regional mobile satellite communications services in several geographic markets. In these cases, the majority of our competitors’ customers require regional, not global, mobile voice and data services, so our competitors may present a viable alternative to our services. All of these competitors operate or plan to operate GEO satellites. Our regional mobile satellite services competitors currently include Thuraya Telecommunications Co., or Thuraya, principally in Europe, the Middle East, Africa, Australia and several countries in Asia, as well as TerreStar Corporation in North America. DISH Network Corp. purchased TerreStar out of bankruptcy in 2011 and is awaiting the outcome of an FCC notice of proposed rulemaking that could allow it to operate a terrestrial wireless service. Plans for any DISH/Terrestar mobile satellite services remain unclear.

While we view our services as largely complementary to terrestrial wireline and wireless communications networks, we also compete with them indirectly. We provide service in areas that are inadequately covered by these ground systems. To the extent that terrestrial communications companies invest in underdeveloped areas, we will face increased competition in those areas. We believe that local telephone companies currently are reluctant to invest in new switches, landlines and cellular towers to expand their networks in rural and remote areas due to high costs and limited usage. Many of the underdeveloped areas are sparsely populated, making it difficult to generate the necessary returns on the capital expenditures required to build terrestrial wireless networks in those areas. We believe that our solutions offer a cost-effective and reliable alternative to terrestrial-based wireline and wireless systems in these remote regions.

Research and Development

Our research and development efforts have focused on the development, design and testing of new products and services, such as Iridium Pilot, introduced in February 2012, our Iridium Extreme handset and Iridium AccessPoint mobile Wi-Fi hotspot device, introduced in 2011, and the planning and development of the Iridium NEXT constellation and ground infrastructure. We also develop product and service enhancements and new applications for our existing products and services. Our research and development expenses were $15.5 million, $18.7 million and $19.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Employees

As of December 31, 2012, we had 211 full-time employees, none of whom is subject to any collective bargaining agreement. We consider our employee relations to be good.

Intellectual Property

At December 31, 2012, we held eight U.S. patents and one foreign patent. These patents cover several aspects of our satellite system, our global network and our devices.

In addition to our owned intellectual property, we also license critical system technology from Motorola Solutions, including software and systems to operate and maintain our network as well as technical information for the design and manufacture of our devices. This intellectual property is essential to our ability to continue to operate our constellation and sell our handsets. We also have licensed technology from Motorola Solutions relating to the development of Iridium NEXT and related ground infrastructure, products and services. We maintain our licenses with Motorola Solutions pursuant to several agreements, which can be terminated by Motorola Solutions upon the commencement by or against us of any bankruptcy proceeding or other specified liquidation proceedings or upon our material failure to perform or comply with any provision of the agreements. If Motorola Solutions were to terminate any such agreement, it may be difficult or, under certain circumstances, impossible to obtain the technology from alternative vendors. Motorola Solutions has assigned to a third party a portion of the patents that are covered by some of these licenses.

We license additional system technology from other third parties and expect to do so in the future both in connection with our current network, products and services and with the development of Iridium NEXT and related ground infrastructure, products and services. If any such third party were to terminate its agreement with us or cease to support and service this technology, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain those services from alternative vendors. Any substitute technology may also have lower quality or performance standards, which would adversely affect the quality of our products and services. For more information, see “Risk Factors—We are dependent on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing products and services.”

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

ITEM 1A.     Risk Factors

Our business plan depends on increased demand for mobile satellite services, among other factors.

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

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•	our ability to maintain the health, capacity and control of our existing satellite constellation;

•	our ability to complete the design, build and launch of Iridium NEXT and related ground infrastructure, products and services, and, once launched, our ability to maintain the health, capacity and control of the new satellite constellation;

•	the level of market acceptance and demand for our products and services;

•	our ability to introduce innovative new products and services that satisfy market demand, including new service offerings on Iridium NEXT;

•	our ability to obtain additional business using our existing spectrum resources both in the United States and internationally;
•	our ability to sell our products and services in additional countries;

•	our ability to maintain our relationship with U.S. government customers, particularly the DoD;

•	the ability of our distributors to market and distribute our products, services and applications effectively and their continued development of innovative and improved solutions and applications for our products and services;

•	the effectiveness of our competitors in developing and offering similar services and products; and

•	our ability to maintain competitive prices for our products and services and to control our costs.

Our business plan depends in large part on the success of our subsidiary, Aireon LLC, which is our primary hosted payload customer.

In June 2012, we announced our plans to host a payload being developed by our subsidiary, Aireon LLC, as our primary hosted payload. We currently expect to rely on the cash flows generated from this hosted-payload arrangement with Aireon to satisfy a portion of our capital requirements through the development and deployment of Iridium NEXT. Aireon’s payload will be a satellite-based ADS-B system for global air traffic monitoring, and Aireon’s success will depend on its ability to successfully develop and manufacture this system. Deploying an ADS-B system on satellites is a new and unproven method for providing this service and will require significant technological development. Aireon will need to complete the development and manufacture of its ADS-B payloads in time to include them on our Iridium NEXT satellites, which we expect to begin launching in early 2015. In addition, Aireon’s success will depend on the development of the market for a space-based ADS-B service among air navigation service providers, such as the U.S. Federal Aviation Administration.

Aireon will itself require significant additional capital to complete the successful development, deployment and operation of its system. The Aireon LLC Agreement provides for the purchase by NAV CANADA Satellite of additional membership interests in five tranches through late 2017 for an aggregate investment of up to $150 million. Each tranche, however, is subject to the satisfaction of various operational, commercial, regulatory and financial conditions, some of which will be out of our control, and NAV CANADA has significant discretion in the determination of whether those conditions have been met.

The management of Aireon is not entirely within our control given the significant veto rights and other protective provisions provided to NAV CANADA, and for accounting purposes, we treat Aireon as a subsidiary that we do not control. As a result, we may not be able to cause Aireon to take actions that we believe are necessary for its ultimate success.

If Aireon is not successful and fails to pay its hosting costs, our ability to pursue our business plan would be compromised unless we were able to replace those amounts with capital from other sources.

We may need additional capital to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities. If we fail to maintain access to sufficient capital, we will not be able to successfully implement our business plan.

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. While we expect to fund these costs with borrowings under the Credit Facility and the proceeds from the sale of our Series A Preferred Stock, which closed on October 3, 2012, together with internally generated cash flows, including potential revenues from hosted payloads, it is possible that these sources will not be sufficient to fully fund Iridium NEXT.

Our ability to make ongoing draws under the Credit Facility will depend upon our satisfaction of various borrowing conditions from time to time, some of which will be outside of our control. In addition, there can be no assurance that our internally generated cash flows will meet our current expectations, or that we will not encounter increased costs. Among other factors leading to the uncertainty over our internally generated cash flows, Aireon may be unable to pay its hosting costs. If available funds from the Credit Facility and internally generated cash flows, including cash from hosted payload arrangements, are less than we expect, we might need to finance the remaining cost of Iridium NEXT by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT. Such additional financing may not be available on favorable terms, or at all. If we are unable to raise such additional capital, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, develop new products and services and pursue additional growth opportunities will be impaired, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service. We expect to experience overall liquidity levels lower than our recent liquidity levels. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities and make borrowings under the Credit Facility, delay the ultimate deployment of Iridium NEXT or otherwise impair our business and financial position.

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

We plan to use borrowings under the Credit Facility to partially fund the construction of our Iridium NEXT satellites, including borrowing to capitalize interest otherwise due under the Credit Facility. Our ability to continue to draw funds under the Credit Facility over time will depend on the satisfaction of borrowing conditions, including:

•	compliance with the covenants under the Credit Facility, including financial covenants and covenants relating to hosted payloads;

•	accuracy of the representations we make under the Credit Facility;

•	compliance with the other terms of the Credit Facility, including the absence of events of default; and

•	maintenance of our insurance policy with COFACE.

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

The Credit Facility also prohibits us from paying dividends to holders of our Series A Preferred Stock if we are unable to certify that we anticipate being able to comply with the financial covenants of the Credit Facility for the next 12 months each time we declare a dividend. If we are unable to make that certification, we will not be able to pay the dividends on the Series A Preferred Stock. If we do not pay dividends on the Series A Preferred Stock for six quarterly periods (whether or not consecutive), the holders of the Series A Preferred Stock will have the power to elect two members of our board of directors, whose interest may differ from those of our other stockholders. In addition, any dividend we fail to pay will accrue, and the holders of our Series A Preferred Stock will be entitled to a preferential distribution of $100 per share plus all accrued and unpaid dividends before any distribution may be made to our common stockholders in connection with any liquidation event.

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

We are currently developing Iridium NEXT, which we expect to commence launching in early 2015. While we expect our current satellite constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will do so. If we are unable to effectively deploy Iridium NEXT for any reason, whether as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve or maintain orbital placement, failure of the satellites to perform as expected, interference between any hosted payload and our network, or delays in receiving regulatory approvals or otherwise, before our current constellation ceases to provide a commercially acceptable level of service, or if we experience backward compatibility problems with our new constellation once deployed, we would likely lose customers and business opportunities to our competitors, resulting in a material decline in revenue and profitability and the inability to service our debt.

Iridium NEXT may not be completed on time, and the costs associated with it may be greater than expected.

We estimate that the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 will be approximately $3 billion, although our actual costs could substantially exceed this estimate. We may not complete Iridium NEXT and related ground infrastructure on time, on budget or at all. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. Development of Iridium NEXT may suffer from additional delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	lower than anticipated internally generated cash flows, including from Aireon and other hosted payloads;

•	the failure to maintain our ability to make draws under the Credit Facility, including by reason of our failure to satisfy any ongoing financial or other condition to making draws;

•	operating and other requirements imposed by the lenders under the Credit Facility;

•	engineering or manufacturing performance falling below expected levels of output or efficiency;

•	interference between any hosted payload and our network;

•	complex integration of our ground segment with the Iridium NEXT satellites and the transition from our current constellation;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	non-performance by third-party contractors, including the prime system contractor;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of a new or unproven launch vehicle or the failure of the launch services provider to sustain its business;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	increases in the costs of materials;

•	changes in project scope;

•	additional requirements imposed by changes in laws; or

•	severe weather or catastrophic events, such as fires, earthquakes or storms.

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

The launch of our Iridium NEXT satellites will be subject to the inherent risk of launch failures, which could result in the loss or destruction of one or more satellites. We have entered into our launch services agreement with SpaceX, pursuant to which SpaceX will provide launch services to us in connection with our deployment of Iridium NEXT. The SpaceX agreement contemplates seven launches of ten satellites each on SpaceX’s Falcon 9 launch vehicle over a two-year period. SpaceX has a limited operating history and limited financial resources, and the Falcon 9 has a limited launch history, which could expose us to delay, greater risk of launch failure or the need to utilize an alternate launch services provider, which could substantially increase our launch costs. We have also entered into a launch services agreement with Kosmotras pursuant to which Kosmotras will provide supplemental or alternative launch services for Iridium NEXT. We also expect to exercise an option to have Kosmotras launch the first two Iridium NEXT satellites. The use of Kosmotras to replace the contemplated SpaceX launches would increase our launch costs, and the Kosmotras agreement provides for the launch of only up to 24 satellites, which is not enough to launch the entire Iridium NEXT constellation.

We are required under the terms of the Credit Facility to insure a portion of the launch of our Iridium NEXT satellites, and we expect to self-insure the remaining portion. Launch insurance currently costs approximately 6% to 15% of the insured value of the satellites launched, including launch costs, but costs may vary depending on market conditions and the safety record of the launch vehicle. In addition, we expect any launch insurance policies that we obtain to include specified exclusions, deductibles and material change limitations. Typically, these insurance policies contain exclusions customary in the industry for damage arising from acts of war, lasers and other similar potential risks. If launch insurance rates were to rise substantially, our future launch costs could increase. It is also possible that insurance could become unavailable or prohibitively expensive, either generally or for a specific launch vehicle, or that new insurance could be subject to broader exclusions on coverage or limitations on losses, in which event we would bear the risk of launch failures. Even if a lost satellite is fully insured, acquiring a replacement satellite may be difficult and time-consuming and could delay the deployment of Iridium NEXT. Furthermore, launch insurance does not cover lost revenue.

Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.

Since we introduced commercial services in 2001, we have experienced nine satellite losses, most recently in August 2012. Eight of our satellites have failed in orbit, which has resulted in either the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, and one satellite was lost as a result of a collision with a non-operational Russian satellite. Also, our satellites have already exceeded their original design lives. While actual useful life typically exceeds original design life, the useful lives of our satellites may be shorter than we expect, and additional satellites may fail or collide with space debris or other satellites in the future. Although to date we have had an in-orbit spare available to replace each lost satellite, we can provide no assurance that our in-orbit spare satellites will be sufficient to replace all future lost satellites, that we will be able to replace them in a timely manner, or that the spare satellite will provide the same level of performance as the lost satellite. As a result, while we expect our current constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will be able to do so. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. As our constellation has aged, some of our satellites have experienced individual component failures affecting their coverage or transmission capacity, and other satellites may experience such failures in the future, which could adversely affect the reliability of their service or result in total failure of the satellite. As a result, fewer than 66 of our current in-orbit satellites are fully functioning at any time. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero, and any such impairment charges could significantly depress our net income for the period in which the failure occurs.

From time to time, we are advised by our customers and end users of temporary intermittent losses of signal cutting off calls in progress, preventing completions of calls when made or disrupting the transmission of data. If the magnitude or frequency of such problems increase and we are no longer able to provide a commercially acceptable level of service, our business and financial results and our reputation would be hurt and our ability to pursue our business plan would be compromised.

We may be required in the future to make further changes to our constellation to maintain or improve its performance. Any such changes may require prior FCC approval, and the FCC may subject the approval to other conditions that could be unfavorable to our business. In addition, from time to time we may reposition our satellites within the constellation in order to optimize our service, which could result in degraded service during the repositioning period. Although we have some ability to remedy some types of problems affecting the performance of our satellites remotely from the ground, the physical repair of our satellites in space is not feasible.

Our agreements with U.S. government customers, particularly the DoD, which represent a significant portion of our revenue, are subject to change or termination.

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 20% of our revenue for the year ended December 31, 2012 and 23% of our revenue for the year ended December 31, 2011. We provide the majority of our services to the U.S. government pursuant to two contracts, both of which were entered into in April 2008 and provided for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. These agreements expire on March 31, 2013, although based on federal acquisition regulations, the government has the ability to extend each agreement through September 30, 2013, and has informed us that it plans to do so. We are currently negotiating renewals of these contracts, but we can provide no assurance that we will be able to do so on favorable terms, or at all. Further, the U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. If the U.S. government terminates its agreements with us or fails to renew such agreements, or if the renewal is not on favorable terms, we would lose a significant portion of our revenue.

Our relationship with the U.S. government is subject to the overall U.S. government budget and appropriation decisions and processes. U.S. government budget decisions, including with respect to defense spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geopolitical events and macroeconomic conditions, and are beyond our control. Significant changes to U.S. defense spending, including as a result of changes in the nature of the conflicts in Afghanistan and Iraq, continued reductions in U.S. personnel in those countries, or from the potential budget cuts commonly referred to as sequestration, could reduce demand for our services and products by the U.S. government.

We are dependent on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing products and services.

We license critical system technology, including software and systems, to operate and maintain our network as well as technical information for the design, manufacture and sale of our devices. This intellectual property is essential to our ability to continue to operate our constellation and sell our services, handsets and data devices. In addition, we are dependent on third parties to develop enhancements to our current products and services even in circumstances where we own the intellectual property. If any third-party owner of such intellectual property were to terminate any license agreement with us or cease to support and service this technology or perform development on our behalf, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain such services from alternative vendors. Any substitute technology may also be costly to develop and integrate, and have lower quality or performance standards, which would adversely affect the quality of our products and services. In connection with the design, manufacture and operation of Iridium NEXT and related ground infrastructure and the development of new products and services to be offered on Iridium NEXT, we may be required to obtain additional intellectual property rights from third parties. We can offer no assurance that we will be able to obtain such intellectual property rights on commercially reasonable terms or at all. If we are unable to obtain such intellectual property rights on commercially reasonable terms, we may not be able to complete Iridium NEXT and related ground infrastructure on budget or at all or may not be able to develop new products and services to be offered on Iridium NEXT.

Our products could fail to perform or perform at reduced levels of service because of technological malfunctions or deficiencies or events outside of our control which would seriously harm our business and reputation.

Our products and services are subject to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our satellites, services, information systems or telecommunications infrastructure could result in the inability of our customers to receive our services for an indeterminate period of time. These customers include government agencies conducting mission-critical work throughout the world, as well as consumers and businesses located in remote areas of the world and operating under harsh environmental conditions where traditional telecommunications services may not be readily available. Any disruption to our services or extended periods of reduced levels of service could cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers or result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse elements of our system, including our satellites, our commercial gateway, or our satellite network operations center, to function as required could render our system unable to perform at the quality and capacity levels required for success. Any system failures, repeated product failures or shortened product life or extended reduced levels of service could reduce our sales, increase costs or result in warranty or liability claims, cause us to extend our warranty period and seriously harm our business.

As our product portfolio expands, our failure to manage growth effectively could impede our ability to execute our business plan, and we may experience increased costs or disruption in our operations.

We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to operate as a public company and managing the growth of our business. As our product portfolio continues to expand, the responsibilities of our management team and other company resources also grow. Consequently, we may further strain our management and other company resources with the increased complexities and administrative burdens associated with a larger, more complex product portfolio. For example, we have in the past experienced quality issues in connection with the introduction of new products and services, and we may experience such issues in the future. Our failure to meet these challenges as a result of insufficient management or other resources could significantly impede our ability to execute our business plan. To properly manage our growth, we may need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Failure to effectively manage the expansion of our product portfolio in a cost-effective manner could result in declines in product and service quality and customer satisfaction, increased costs or disruption of our operations.

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

We transmit, and in some cases store, end user data, including personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations.

In addition, if end users allege that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, we could have liability to them. Any failure on our part to protect end users’ privacy and data could result in a loss of user confidence, hurt our reputation and ultimately result in the loss of users.

Additional satellites may collide with space debris or another spacecraft, which could adversely affect the performance of our constellation.

In February 2009, we lost an operational satellite as a result of a collision with a non-operational Russian satellite. Although we have some ability to actively maneuver our satellites to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our satellites should a collision occur. If our constellation experiences additional satellite collisions with space debris or other spacecraft, our service could be impaired.

The space debris created by the February 2009 satellite collision may cause damage to other spacecraft positioned in a similar orbital altitude.

The collision of one of our satellites with a non-operational Russian satellite created a space debris field concentrated in the orbital altitude where the collision occurred, and thus increased the risk of space debris damaging or interfering with the operation of our satellites, which travel in this orbital altitude, as well as satellites owned by third parties, such as U.S. or foreign governments or agencies and other satellite operators. Although there are tools used by us and providers of tracking services, such as the U.S. Joint Space Operations Center, to detect, track and identify space debris, we or third parties may not be able to maneuver the satellites away from such debris in a timely manner. Any such collision could potentially expose us to significant losses and liability if we were found to be at fault.

If we experience operational disruptions with respect to our commercial gateway or operations center, we may not be able to provide service to our customers.

Our commercial satellite network traffic is supported by a primary ground station gateway in Tempe, Arizona. In addition, we operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. Currently, we do not have a backup facility for our gateway, and we would not be able to immediately implement our backup to the Virginia operations center if that facility experienced a catastrophic failure. Both facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events and would be difficult to replace or repair and could require substantial lead-time to do so. Material changes in the operation of these facilities may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateway and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failure, delays in deliveries or regulatory issues. Any such failure would impede our ability to provide service to our customers.

We do not maintain in-orbit insurance covering our losses from satellite failures or other operational problems affecting our constellation.

We do not maintain in-orbit insurance covering losses that might arise as a result of a satellite failure or other operational problems affecting our constellation. The terms of the Credit Facility, however, require us to obtain and maintain such insurance for the Iridium NEXT satellites for a period of 12 months after launch. We may not be able to obtain such insurance on acceptable terms, or at all. If we are not able to obtain in-orbit insurance, we may be unable to obtain a waiver, which would trigger an event of default under the Credit Facility and would likely accelerate repayment of all outstanding borrowings. Even if we obtain in-orbit insurance in the future, the coverage may not be sufficient to compensate us for satellite failures and other operational problems affecting our satellites, as it may either contain large deductible amounts or provide reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of our satellites or the occurrence of equipment failures and other related problems could constitute an uninsured loss and could harm our financial condition.

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

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. In connection with the preparation of our quarterly report for the three months ended September 30, 2012, management discovered an error caused by a previously existing material weakness in internal controls over financial reporting relating to accounting for income taxes. This material weakness led to the need for the restatement of our financial statements for the years ended December 31, 2009, 2010 and 2011 and for the quarters ended December 31, 2009 through December 31, 2011. If we fail to maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements.

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

In addition to our satellite-based competitors, terrestrial voice and data service providers, both wireline and wireless, could further expand into rural and remote areas and provide the same general types of services and products that we provide through our satellite-based system. Although satellite communications services and terrestrial communications services are not perfect substitutes, the two compete in some markets and for some services. Consumers generally perceive terrestrial wireless voice communication products and services as cheaper and more convenient than those that are satellite-based. Many of our terrestrial competitors have greater resources, wider name recognition and newer technologies than we do. In addition, industry consolidation could hurt us by increasing the scale or scope of our competitors, thereby making it more difficult for us to compete.

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

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new technologies and new satellite systems. New technology could render our system obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than our current constellation or Iridium NEXT, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new products and services on Iridium NEXT, which are not included in our current cost estimates. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure on our part to implement new technology within our system may compromise our ability to compete.

Use by our competitors of L-band spectrum for terrestrial services could interfere with our services.

In February 2003, the FCC adopted rules that permit satellite service providers to establish ATC networks in previously satellite-only bands. In November 2012, Globalstar filed a petition for rulemaking, asking the FCC to permit it to provide terrestrial service in L-band spectrum and to eliminate ATC network requirements, which we are opposing. The implementation of ATC services by satellite service providers in the United States or other countries may result in increased competition for the right to use L-band spectrum in the 1.6 GHz band, which we use to provide our services, and such competition may make it difficult for us to obtain or retain the spectrum resources we require for our existing and future services. In addition, the FCC’s decision to permit ATC services was based on assumptions relating to the level of interference that the provision of ATC services would likely cause to other satellite service providers that use the L-band spectrum. If the FCC’s assumptions prove inaccurate, or the level of ATC services provided exceeds those estimated by the FCC, ATC services could interfere with our satellites and devices, which may adversely affect our services. Outside the United States, other countries have implemented or are considering implementing regulations to facilitate ATC-like services.

Our networks and those of our third-party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our ability to compete for business and protect our customers and our reputation. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could harm our reputation, cause demand for our products and services to fall and compromise our ability to pursue our business plans. Recently, there have been reported a number of significant, widespread security breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States. In addition, there are reportedly private products available in the market today which attempt to unlawfully intercept communications made on our network. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network availability, which could harm our business and our reputation.

We are dependent on third parties to market and sell our products and services.

We rely on third-party distributors to market and sell our products and services to end users and to determine the prices end users pay. We also depend on our distributors to develop innovative and improved solutions and applications integrating our product and service offerings. As a result of these arrangements, we are dependent on the performance of our distributors to generate substantially all of our revenue. Our distributors operate independently of us, and we have limited control over their operations, which exposes us to significant risks. Distributors may not commit the necessary resources to market and sell our products and services and may also market and sell competitive products and services. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which could limit their ability to market or sell our products and services. If our distributors develop faulty or poorly performing products using our technology or services, we may be subject to claims, and our reputation could be harmed. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, we may be unable to increase or maintain our revenue in these markets or enter new markets, we may not realize our expected growth, and our brand image and reputation could be hurt.

In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give such distributors. Our two largest distributors, Astrium and Inmarsat, each represented 10% of our revenue for the year ended December 31, 2012, and our ten largest distributors represented, in the aggregate, 48% of our revenue for the year ended December 31, 2012. The loss of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications.

We rely on a limited number of key vendors for supply of equipment and services.

We rely on two single-source contracts for the manufacture of our current devices, including our mobile handsets, L-Band transceivers and short-burst data devices. Either of these manufacturers may choose to terminate its business relationship with us when its current contractual obligations are completed, or at such earlier time as contemplated by our current agreement. If a manufacturer terminates its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price, or at all. We are highly dependent on these manufacturers’ performance as the sole suppliers of our devices. We also utilize sole source suppliers for some of the component parts of our devices.

These manufacturers and suppliers may become capacity-constrained as a result of a surge in demand, a natural disaster or other event, resulting in a shortage or interruption in supplies or an inability to meet increased demand. Although we might be able to replace sole source suppliers, there could be a substantial period of time in which our products would not be available; any new relationship may involve higher costs and delays in development and delivery, and we might encounter technical challenges in successfully replicating the manufacturing processes. If our manufacturers or suppliers terminate their relationships with us, fail to provide equipment or services to us on a timely basis or fail to meet our performance expectations, we might be unable to provide products or services to our customers in a competitive manner, which could in turn negatively affect our financial results and our reputation.

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

Conducting and expanding our operations outside the United States creates numerous risks, which may harm our operations and compromise our ability to expand our international operations.

We have significant operations outside the United States. According to our estimates, commercial data traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 69% of total commercial data traffic for the year ended December 31, 2012, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 90% of total commercial voice traffic for the year ended December 31, 2012. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries.

Conducting operations outside the United States involves numerous special risks and, while expanding our international operations would advance our growth, it would also increase these risks. These include:

•	difficulties in penetrating new markets due to established and entrenched competitors;

•	difficulties in developing products and services that are tailored to the needs of local customers;

•	lack of local acceptance or knowledge of our products and services;

•	lack of recognition of our products and services;

•	unavailability of or difficulties in establishing relationships with distributors;

•	significant investments, including the development and deployment of dedicated gateways, as some countries require physical gateways within their jurisdiction to connect the traffic coming to and from their territory;

•	instability of international economies and governments;

•	changes in laws and policies affecting trade and investment in other jurisdictions;

•	exposure to varying legal standards, including intellectual property protection in other jurisdictions;

•	difficulties in obtaining required regulatory authorizations;

•	difficulties in enforcing legal rights in other jurisdictions;

•	local domestic ownership requirements;

•	requirements that operational activities be performed in-country;

•	changing and conflicting national and local regulatory requirements; and

•	foreign currency exchange rates and exchange controls.

These risks could affect our ability to successfully compete and expand internationally.

Government organizations, foreign military and intelligence agencies, natural disaster aid associations and event-driven response agencies use our commercial voice and data satellite communications services. Accordingly, we may experience reductions in usage due to changing global circumstances, including as a result of changes in the nature of the conflicts in Afghanistan and Iraq, or continued reductions in U.S. and foreign personnel in those countries.

The prices for our products and services are typically denominated in U.S. dollars. Any appreciation of the U.S. dollar against other currencies will increase the cost of our products and services to our international customers and, as a result, may reduce the competitiveness of our international offerings and make it more difficult for us to grow internationally.

We are currently unable to offer service in important regions of the world due to regulatory requirements, which limits our growth.

Our ability to provide service in some regions is limited by local regulations. Some countries, including India, have specific regulatory requirements such as local domestic ownership requirements or requirements for physical gateways within their jurisdiction to connect traffic coming to and from their territory. While we have had discussions with parties in these countries to satisfy these regulatory requirements, we may not be able to find an acceptable local partner or reach an agreement to develop additional gateways, or the cost of developing and deploying such gateways may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential users who require service in these areas. Also, other countries where we already provide service may impose similar requirements, which could restrict our ability to continue to provide service in those countries. The inability to offer to sell our products and services in all major international markets could impair our international growth. In addition, the construction of such gateways in foreign countries may trigger and require us to comply with various U.S. regulatory requirements that could conflict with or contravene the laws or regulations of the local jurisdiction. Any of these developments could limit, delay or otherwise interfere with our ability to construct gateways or other infrastructure or network solutions around the world.

The U.S. government, Motorola Solutions and Boeing may unilaterally require us to de-orbit our current constellation upon the occurrence of specified events.

As described elsewhere in this report, when Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability risk arising from future operation of the constellation. As a result, Iridium Satellite, Boeing, Motorola and the U.S. government entered into an agreement giving the U.S. government the right to, in its sole discretion, require us to de-orbit our constellation upon the occurrence of specified events.

Motorola Solutions, as successor to Motorola, and Boeing each also have the right to require us to de-orbit our constellation pursuant to our agreements with them upon the occurrence of specified events.

We cannot guarantee that the U.S. government, Motorola Solutions or Boeing will not unilaterally exercise their de-orbiting rights upon the occurrence of any of the specified events. If we were required to de-orbit our constellation, we would be unable to continue to provide mobile satellite communications services.

We may be unable to obtain and maintain contractually required liability insurance, and the insurance we obtain may not cover all liabilities to which we may become subject.

Under our agreement with Motorola, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy, together with the de-orbiting endorsement, covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting our satellite constellation. Our current policy has a one-year term, which expires on December 8, 2013, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. Our failure to renew our current in-orbit liability insurance policy or obtain a replacement policy would trigger de-orbit rights held by the U.S. government and Boeing described in the immediately preceding risk factor, which, if exercised, would eliminate our ability to provide mobile satellite communications services. In addition, even if we continue to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

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

In addition to our in-orbit liability insurance policy, we are required to purchase product liability insurance to cover the potential liability of Motorola Solutions, as the manufacturer of the satellites in our current constellation. We may not in the future be able to renew this product liability coverage on reasonable terms and conditions, or at all. Our failure to maintain this insurance could increase our exposure to third-party damages that may be caused by any of our satellites. As described elsewhere in this report, if we are unable to obtain such insurance on commercially reasonable terms and the U.S. government has not agreed to cover the amounts that would have otherwise been paid by such insurance, Motorola Solutions could invoke its de-orbit rights which, if exercised, would eliminate our ability to provide mobile satellite communications services.

Wireless devices’ radio frequency emissions are the subject of regulation and litigation concerning their environmental effects, which includes alleged health and safety risks. As a result, we may be subject to new regulations, demand for our services may decrease, and we could face liability based on alleged health risks.

There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones that have transmitting antennas. Lawsuits have been filed against participants in the wireless industry alleging a number of adverse health consequences, including cancer, as a result of wireless phone usage. Other claims allege consumer harm from failures to disclose information about radio frequency emissions or aspects of the regulatory regimes governing those emissions. Although we have not been party to any such lawsuits, we may be exposed to such litigation in the future. While we comply with applicable standards for radio frequency emissions and power and do not believe that there is valid scientific evidence that use of our phones poses a health risk, courts or governmental agencies could determine otherwise. Any such finding could reduce our revenue and profitability and expose us and other wireless providers to litigation, which, even if frivolous or unsuccessful, could be costly to defend.

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

Our ownership and operation of a satellite communications system and the sale of products that operate on that system are subject to significant regulation in the United States by the FCC and in foreign jurisdictions by similar local authorities. The rules and regulations of the FCC or these foreign authorities may change, and such authorities may adopt regulations that limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also make changes in the licenses of our competitors that affect our spectrum. Such changes may significantly affect our business. Further, because regulations in each country are different, we may not be aware if some of our distribution partners or persons with whom we or they do business do not hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses. Our failure or delay in obtaining the approvals required to operate in other countries would limit or delay our ability to expand our operations into those countries. Our failure to obtain industry standard certifications for our products could compromise our ability to generate revenue and conduct our business in other countries. Any imposition of sanctions, loss of license or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in the United States or foreign jurisdictions could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.

In addition, one of our subsidiaries, Iridium Carrier Services LLC, holds a common carrier radio license and is thus subject to regulation as a common carrier, including limitations and prior approval requirements with respect to direct or indirect foreign ownership. A change in the manner in which we provide service, or a failure to comply with common carrier regulations or pay required fees, could result in sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or the renewal of existing authorizations.

Security and emergency services regulations in the U.S. and other countries may affect our ability to operate our system and to expand into new markets.

Our operations are subject to regulations of the U.S. State Department’s Office of Defense Trade Controls relating to the export of satellites and related technical data, the U.S. Treasury Department’s Office of Foreign Assets Control relating to transactions involving entities sanctioned by the United States, and the U.S. Commerce Department’s Bureau of Industry and Security relating to our subscriber equipment. We are also required to provide U.S. and some foreign government law enforcement and security agencies with call interception services and related government assistance, in respect of which we face legal obligations and restrictions in various jurisdictions. Given our global operations and unique network architecture, these requirements and restrictions are not always easy to harmonize. In addition, some countries require providers of telecommunications services to connect specified emergency numbers to local emergency services. We have discussed and continue to discuss with authorities in various countries the procedures used to satisfy our obligations, and have had to, and may in the future need to, obtain amendments or waivers to licenses or obligations in various countries. Countries are not obligated to grant requested amendments or waivers, and there can be no assurance that relevant authorities will not suspend or revoke our licenses or take other legal actions to attempt to enforce the requirements of their respective jurisdictions.

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

If the FCC revokes, modifies or fails to renew or amend our licenses, our ability to operate will be harmed or eliminated.

We hold FCC licenses, specifically a license for our current satellite constellation, licenses for our U.S. gateway and other ground facilities and blanket earth station licenses for U.S. government customers and commercial subscribers, that are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. The FCC licenses are also subject to modification by the FCC. Our satellite constellation, U.S. gateway earth station and the U.S. government customer and commercial subscriber earth station licenses expire between November 2013 and the year 2026. There can be no assurance that the FCC will renew the FCC licenses we hold. If the FCC revokes, modifies or fails to renew or amend the FCC licenses we hold, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.

Pursuing strategic transactions may cause us to incur additional risks.

We may pursue acquisitions, joint ventures or other strategic transactions from time to time. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These risks may include adverse legal, organizational and financial consequences, loss of key customers and distributors and diversion of management’s time.

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

Spectrum values historically have been volatile, which could cause the value of our business to fluctuate.

Our business plan is evolving, and it may in the future include forming strategic partnerships to maximize value for our spectrum, network assets and combined service offerings in the United States and internationally. Values that we may be able to realize from such partnerships will depend in part on the value placed on our spectrum authorizations. Valuations of spectrum in other frequency bands historically have been volatile, and we cannot predict at what amount a future partner may be willing to value our spectrum and other assets. In addition, to the extent that the FCC takes action that makes additional spectrum available or promotes the more flexible use or greater availability of existing satellite or terrestrial spectrum allocations, for example by means of spectrum leasing or new spectrum sales, the availability of such additional spectrum could reduce the value of our spectrum authorizations and, as a result, the value of our business.

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

The market price of our common stock may be volatile.

The trading price of our common stock may be subject to substantial fluctuations. Factors affecting the trading price of our common stock may include:

•	failure in the performance of our current or future satellites or a delay in the launch of Iridium NEXT;

•	failure of Aireon to successfully develop and market its service;

•	failure to comply with the terms of the Credit Facility;

•	failure to maintain our ability to make draws under the Credit Facility;

•	actual or anticipated variations in our operating results, including termination or expiration of one or more of our key contracts, or a change in sales levels under one or more of our key contracts;

•	sales of a large number of shares of our common stock or the perception that such sales may occur;

•	dilutive effect of outstanding stock options;

•	changes in financial estimates by industry analysts, or our failure to meet or exceed any such estimates, or changes in the recommendations of any industry analysts that elect to follow our common stock or the common stock of our competitors;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	actual or anticipated changes in the regulatory environment affecting our industry;

•	changes in the market valuations of our competitors;

•	low trading volume; and

•	announcements by our competitors regarding significant new products or services or significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.

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

Item  1B.   Unresolved Staff Comments

None.

Item 2.	Properties

We own or lease the facilities described in the following table:

Location	Country	Approximate Square Feet	Facilities	Owned/Leased
McLean, Virginia	USA	21,600	Corporate Headquarters	Leased

Chandler, Arizona	USA	68,000	Technical Support Center, Distribution Center and Warehouse	Leased

Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned

Tempe, Arizona	USA	31,000	Gateway Earth Station	Owned Building on Leased Land

Tempe, Arizona	USA	25,000	Operations and Finance Office Space	Leased

Bethesda, Maryland	USA	12,751	Former Corporate Headquarters	Leased

Fairbanks, Alaska	USA	4,000	Satellite Earth Station Facility	Owned

Chandler, Arizona	USA	3,000	Satellite Earth Station Facility	Owned Buildings on Leased Land

Svalbard	Norway	1,800	Satellite Earth Station Facility	Owned Building on Leased Land

Yellowknife, Northwest Territories	Canada	1,800	Telemetry, Tracking and Control Station	Owned Building on Leased Land

Iqaluit, Nunavut	Canada	1,800	Telemetry, Tracking and Control Station	Owned Building on Leased Land

Item 3.	Legal Proceedings

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the NASDAQ Global Select Market under the symbol “IRDM.” The following table sets forth, for the quarters indicated, the quarterly high and low sales prices of our common stock as reported on the NASDAQ Global Select Market.

	Common Stock
	High	Low
Quarter Ended March 31, 2011	$10.04	$7.65
Quarter Ended June 30, 2011	8.99	7.67
Quarter Ended September 30, 2011	9.00	6.14
Quarter Ended December 31, 2011	7.93	5.50
Quarter Ended March 31, 2012	9.50	7.13
Quarter Ended June 30, 2012	9.15	8.16
Quarter Ended September 30, 2012	9.73	6.88
Quarter Ended December 31, 2012	7.83	5.25

On February 27, 2013, the closing price of our common stock was $6.45. As of February 27, 2013, there were 64 holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date. We are currently restricted from declaring, making or paying dividends on our common stock pursuant to our $1.8 billion loan facility (See Note 4 to our consolidated financial statements included in Part II, Item 8 of this report, “Financial Statements and Supplementary Data”), and we do not anticipate that we will declare any dividends on our common stock in the foreseeable future.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from March 20, 2008, the date that our common stock first became separately tradable, through December 31, 2012 with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance.

36

	3/20/08	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Iridium Communications Inc.	$100.00	$99.12	$88.44	$90.86	$84.91	$74.01
S&P 500 Index	$100.00	$67.94	$83.87	$94.59	$94.59	$107.27
Dow Jones Industrial Average Index	$100.00	$71.00	$84.36	$93.66	$98.84	$106.01
NASDAQ Telecommunications Index	$100.00	$65.18	$96.62	$100.41	$87.74	$89.49

Issuer Purchases of Equity Securities

Period	(a) Total number of $7.00 Warrants(1) purchased		(b) Average price paid per $7.00 Warrant	(c) Total number of $7.00 Warrants purchased as part of publicly announced plans or programs		(d) Maximum number (or approximate dollar value) of $7.00 Warrants that may yet be purchased under the plans or programs
October 1, 2012 to October 31, 2012	-		N/A	-		-
November 1, 2012 to November 30, 2012	-		N/A	-		-
December 1, 2012 to December 31, 2012	8,321,433	(2)	0.1667 share of Common Stock	8,321,433	(2)	-
Total	8,321,433		0.1667 share of Common Stock	8,321,433		-

(1) Each $7.00 Warrant entitled the holder to purchase one share of the Company’s Common Stock, $0.001 par value per share, at a price of $7.00 per share. On February 14, 2013, any remaining unexchanged and unexercised $7.00 Warrants expired by their terms.

(2) Repurchased pursuant to a public tender offer for up to 8,979,434 $7.00 Warrants that was announced on September 28, 2012, commenced on October 2, 2012, expired on November 30, 2012 and closed on December 6, 2012.

Item 6. Selected Financial Data

Iridium Communications Inc.

The following selected historical financial data for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 was derived from Iridium Communications Inc.’s audited financial statements. The selected financial data below should be read in conjunction with Iridium Communications Inc.’s financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data is historical data for Iridium Communications Inc. and is not necessarily indicative of future results of operations.

	For the Year Ended December 31,
Statement of Operations Data (a)	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Revenue:
Services	$273,491	$262,322	$236,351	$53,014	$-
Subscriber equipment	93,866	94,709	90,184	17,293	-
Engineering and support services	16,163	27,276	21,638	5,682	-
Total revenue	$383,520	$384,307	$348,173	$75,989	$-
Total operating expenses	$278,446	$307,306	$310,813	$89,164	$2,592
Operating income (loss)	$105,074	$77,001	$37,360	$(13,175)	$(2,592)
Net income (loss)	$64,631	$41,035	$19,941	$(42,239)	$1,656
Comprehensive income (loss)	$64,499	$40,720	$20,009	$(42,217)	$1,656
Weighted average shares outstanding - basic	74,239	72,164	70,289	53,964	43,268
Weighted average shares outstanding - diluted	78,182	73,559	72,956	53,964	43,268
Net income (loss) per share - basic	$0.85	$0.57	$0.28	$(0.78)	$0.04
Net income (loss) per share - diluted	$0.83	$0.56	$0.27	$(0.78)	$0.04

	As of December 31,
Balance Sheet Data	2012	2011	2010	2009	2008
	(In thousands)
Total current assets	$367,166	$227,242	$208,729	$220,937	$143
Total assets	1,916,341	1,374,186	1,047,449	826,396	403,150
Total long-term liabilities	951,131	576,278	258,692	107,844	-
Common stock, subject to possible conversion (12,000 shares at conversion value at December 31, 2008)	-	-	-	-	119,988
Total stockholders' equity	876,558	702,018	654,916	629,621	270,263

	For the Year Ended December 31,
Other Data	2012	2011	2010	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$174,023	$183,461	$151,438	$23,168	$2,086
Investing activities	$(443,542)	$(359,337)	$(242,086)	$354,537	$(401,838)
Financing activities	$387,571	$192,310	$63,402	$(230,656)	$399,697

(a)	The years ended December 31, 2012, 2011 and 2010 reflect the results of a full year of operations. On September 29, 2009, we acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC, or Iridium Holdings, and the data presented in the table above for the year ended December 31, 2009 reflects the results of post-acquisition activities for the three months ended December 31, 2009. The year ended December 31, 2009 included a $34.1 million change in the fair value of warrants due to our determination that the exchange agreements entered into with the holders of 26.8 million warrants in connection with the acquisition of Iridium Holdings were derivative instruments. We conducted no material operating activities for the periods prior to the acquisition of Iridium Holdings in September 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Our Business

We are engaged primarily in providing mobile voice and data communications services using a constellation of orbiting satellites. We are the second largest provider of satellite-based mobile voice and data communications services based on revenue, and the only commercial provider of communications services offering true global coverage. Our satellite network provides communications services to regions of the world where wireless or wireline networks do not exist or are impaired, including extremely remote or rural land areas, airways, open-ocean, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

We sell our products and services to commercial end users through a wholesale distribution network, encompassing more than 70 service providers, 175 value-added resellers, or VARs, and 50 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.

At December 31, 2012, we had approximately 611,000 billable subscribers worldwide, an increase of 88,000, or 17%, from approximately 523,000 billable subscribers at December 31, 2011. We have a diverse customer base, including end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from services. Voice and M2M data service revenue have historically generated higher gross margins than subscriber equipment revenue.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, along with the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. We believe our credit facility, described below, together with internally generated cash flows, including cash flows from hosted payloads and proceeds from our recent sale of 7.00% Series A Cumulative Convertible Preferred Stock, or the Series A Preferred Stock, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017. For more information about our sources of funding, see “Liquidity and Capital Resources.”

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space France, or Thales, for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.2 billion, and we expect our payment obligations under the FSD to extend into the third quarter of 2017. As of December 31, 2012, we had made total payments of $682.9 million to Thales, which are classified within property and equipment, net, in the accompanying consolidated balance sheet.

In March 2010, we entered into an agreement with Space Exploration Technologies Corp., or SpaceX, to secure SpaceX as the primary launch services provider for Iridium NEXT. In August 2012, we entered into an amendment to our launch services agreement with SpaceX. The amendment reduced the number of contracted launches from eight to seven and increased the number of satellites to be carried on each launch vehicle from nine to ten. The amendment also reduced the maximum price under the original SpaceX agreement from $492.0 million to $453.1 million. As of December 31, 2012, we had made total payments of $65.1 million to SpaceX, which are classified within property and equipment, net, in the accompanying consolidated balance sheet.

In June 2011, we entered into an agreement with International Space Company Kosmotras, or Kosmotras, as a supplemental launch services provider for Iridium NEXT. The agreement provides for the purchase of up to six launches and six additional launch options. Each launch can carry two satellites. If we purchase all six launches, we will pay Kosmotras a total of approximately $184.3 million. We expect to exercise an option to purchase one launch under the agreement which we plan to use for the first two Iridium NEXT satellites. Our payments to Kosmotras for the single launch would be approximately $51.8 million. If we do not purchase any additional launches by March 31, 2013, the remaining options will expire. As of December 31, 2012, we had made aggregate payments of $11.2 million to Kosmotras which are capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheet.

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

In connection with each draw made under the Credit Facility, we borrow an additional amount equal to 6.49% of such draw to cover the premium for the COFACE insurance. We also pay a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. Funds drawn under the Credit Facility will be used for 85% of the costs under the FSD for the design and manufacture of Iridium NEXT, the premium for the COFACE insurance and the payment of a portion of interest during a portion of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, we will pay interest on the same date as the principal repayments. Prior to the repayment period, interest payments are due on a semi-annual basis in April and October. Interest expense incurred during the year ended December 31, 2012 was $25.5 million. We capitalize all interest costs incurred related to the Credit Facility during the construction period of the assets; accordingly we capitalized $25.5 million related to interest incurred in 2012. We pay interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $25.5 million in interest incurred during the year ended December 31, 2012 consisted of $7.7 million payable in cash, of which $6.1 million was paid during the year and $1.6 million was accrued at year end, and $17.8 million payable by deemed loans, of which $14.1 million was paid during the year and $3.7 million was accrued at year end. The Credit Facility will mature seven years after the start of the principal repayment period. In addition, we are required to maintain minimum cash reserve levels for debt service, which are classified as restricted cash on the accompanying consolidated balance sheets. Minimum debt service reserve levels are estimated as follows (in millions):

At December 31,	Amount
2013	$81
2014	108
2015	135
2016	162
2017	189

The required minimum debt service reserve level at December 31, 2012 was $54.0 million, which we satisfied. Obligations under the Credit Facility are guaranteed by us and our subsidiaries that are obligors under the Credit Facility. Our obligations are secured on a senior basis by a lien on substantially all of our assets and those of the other obligors.

We may not prepay any borrowings prior to December 31, 2015. If, on that date, a specified number of Iridium NEXT satellites have been successfully launched and we have adequate time and resources to complete the Iridium NEXT constellation on schedule, we may prepay the borrowings without penalty. In addition, following the completion of the Iridium NEXT constellation, we may prepay the borrowings without penalty. We may not subsequently borrow any amounts that we repay. We must repay the loans in full upon a delisting of our common stock,  a change in control of our company or our ceasing to own 100% of any of the other obligors, or the sale of all or substantially all of our assets. We must apply all or a portion of specified capital raising proceeds, insurance proceeds and condemnation proceeds to the prepayment of the loans. The Credit Facility includes customary representations, events of default, covenants and conditions precedent to our drawing of funds.

The financial covenants under the Credit Facility include:

•	a minimum cash requirement;

•	a minimum debt-to-equity ratio level;

•	maximum capital expenditure levels;

•	minimum consolidated operational earnings before interest, taxes, depreciation and amortization levels;

•	minimum cash flow requirements from customers who have hosted payloads on our satellites;

•	minimum debt service reserve levels;

•	a minimum debt service coverage ratio level; and

•	maximum leverage levels.

The covenants also place limitations on our ability and that of our subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into transactions with affiliates, fund payments under the FSD from our own resources, incur additional indebtedness, or make loans, guarantees or indemnities. We were in compliance with all covenants as of December 31, 2012.

In August 2012, we entered into a supplemental agreement, or the Supplemental Agreement, with the Lenders under the Credit Facility, to amend and restate the Credit Facility. The Credit Facility, as amended by the Supplemental Agreement, authorizes us to fund and operate Aireon LLC, or Aireon, for the purpose of establishing a space-based Automatic Dependent Surveillance-Broadcast global air traffic monitoring business. Specifically, the amended Credit Facility excludes Aireon from the group of companies (us and our material subsidiaries) that are obligors under the Credit Facility and from our consolidated financial results for purposes of calculating compliance with the financial covenants. The amended Credit Facility allows us to make a $12.5 million investment in Aireon, the injection of up to $10 million worth of airtime credits in connection with a satellite design and development agreement with Harris Corporation, if needed, and an additional investment of up to $15 million raised from issuances of our common equity. The amended Credit Facility requires us to use any net distributions received from Aireon to repay our debt obligations under the Credit Facility and to grant the Lenders a security interest in our ownership interest in Aireon. The Supplemental Agreement does not modify the principal amount, interest rates, repayment dates, or maturity of the Credit Facility. The amended Credit Facility includes revised financial covenant levels to reflect changes in timing of expected receipts of cash flows from secondary payloads and other changing business conditions and revised launch and backup launch requirements to permit the amendment to our launch services agreement with SpaceX. The amended Credit Facility required us to raise $100 million through a combination of the issuance of convertible preferred or common equity and warrant exercises by April 30, 2013. In October 2012, we satisfied this requirement primarily through the sale of Series A Preferred Stock for net proceeds of $96.5 million as discussed further below. In the third quarter of 2012, we also received $9.1 million from the exercise of warrants to purchase our common stock at an exercise price of $7.00 per share.

As of December 31, 2012, we had borrowed $751.8 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2012 was approximately $1.0 billion. The semi-annual commitment fee on the undrawn portion of the Credit Facility for the year ended December 31, 2012 was $10.2 million and is included in other income (expense) in the accompanying consolidated statement of operations.

Private Placement of Series A Cumulative Convertible Preferred Stock

On October 3, 2012, we issued 1,000,000 shares of our Series A Preferred Stock in a private offering. The sale price to the initial purchaser, equal to $96.85 per share, reflected an aggregate initial purchaser discount of $3.2 million. Upon settlement of the private offering in October 2012, we received proceeds of $96.5 million, which were net of the $3.5 million initial purchaser discount and offering costs. We intend to use the net proceeds of the private offering to help fund the construction and deployment of Iridium NEXT and for other general corporate purposes.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 7.00% per annum of the $100 liquidation preference per share, which is equivalent to an annual rate of $7.00 per share. Dividends are payable quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions and ranks senior to our common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding-up. Holders of Series A Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods, whether or not consecutive, and in other specified circumstances. In 2012, we paid $1.4 million in cash dividends to holders of our Series A Preferred Stock. As of December 31, 2012, there were $0.3 million in accrued dividends which will be paid in March 2013.

Holders of Series A Preferred Stock may convert some or all of their outstanding Series A Preferred Stock initially at a conversion rate of 10.6022 shares of common stock per $100 liquidation preference, which is equivalent to an initial conversion price of approximately $9.43 per share of common stock, subject to adjustment in specified events. Except as otherwise provided, the Series A Preferred Stock is convertible only into shares of our common stock.

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

Warrant Exchange

Private Warrant Exchange

In September 2012, we entered into privately negotiated warrant exchange agreements with funds managed by T2 Partners Management, L.P., or T2, the largest holder of our outstanding common stock purchase warrants with an exercise price of $7.00 per share, or $7.00 Warrants. Pursuant to these exchange agreements, we issued 562,370 new shares of our common stock in exchange for 3,374,220 of the $7.00 Warrants held by the T2 funds (equivalent to approximately 0.1667 common shares for every $7.00 Warrant tendered), representing approximately 27% of the outstanding $7.00 Warrants.

Tender Offer for Warrant Exchange

On November 30, 2012, we closed a tender offer to exchange the remaining outstanding $7.00 Warrants for shares of our common stock. We offered holders of $7.00 Warrants one share of common stock for every six of the $7.00 Warrants tendered (equivalent to approximately 0.1667 common shares for every $7.00 Warrant tendered). As a result of the tender offer, we issued an aggregate of 1,386,941 shares of common stock in exchange for the surrender of 8,321,433 of the $7.00 Warrants. The remaining unexercised outstanding $7.00 Warrants expired in February 2013.

Investment in Subsidiary

In November 2012, Aireon and one of our indirect wholly owned subsidiaries, Iridium Satellite LLC, or Iridium Satellite, entered into an Amended and Restated Limited Liability Company Agreement of Aireon, or the Aireon LLC Agreement, with NAV CANADA and NAV CANADA Satellite, Inc., a wholly owned subsidiary of NAV CANADA. Under the Aireon LLC Agreement, NAV CANADA Satellite may purchase Series A preferred membership interests in Aireon in five tranches representing up to 51% of the fully diluted equity of Aireon for an aggregate investment of up to $150 million. Each tranche is subject to the satisfaction of a number of operational, commercial, regulatory and financial conditions. On November 19, 2012, NAV CANADA Satellite made its first tranche investment of $15 million, representing 5.1% of the fully diluted equity of Aireon. As of December 31, 2012, Iridium Satellite owned 100% of Aireon’s outstanding common membership interests which represented 94.9% of Aireon’s fully diluted outstanding equity.

Settlement of Motorola Litigation

On October 1, 2010, we entered into a settlement agreement with Motorola pursuant to which we settled litigation previously filed by Motorola against Iridium Satellite and Iridium Holdings in Illinois. On the same date, the parties entered into a series of other agreements. Pursuant to these several agreements, we agreed to pay Motorola an aggregate of $46.0 million to repay debt of $15.4 million otherwise due in 2010, and $14.9 million in consideration of expanded intellectual property licenses, the conversion of existing intellectual property licenses from being royalty-based to prepaid, the transfer to us of ownership of certain intellectual property rights, and $15.7 million for the termination of Motorola’s rights to distributions and payments based on the value of our company upon specified “triggering events” and mutual releases of claims. Of the total $46.0 million, we paid $23.0 million contemporaneously with the execution of the settlement agreement and the remaining $23.0 million was reflected in a promissory note. In December 2010, we paid $0.8 million to Motorola, which was applied against the promissory note principal. In May 2011, we paid $23.6 million to Motorola Solutions, Inc., Motorola’s successor, in full satisfaction of the outstanding balance of its promissory note including accrued interest. Total interest expense under the note payable totaled approximately $1.4 million and was capitalized as construction in progress.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by the U.S. Department of Defense, or DoD, disaster and relief agencies and emergency first responders;

•	a broad and expanding wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the receipt of licenses to sell our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop products and services for Iridium NEXT, including our ability to continue to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites;

•	our ability to obtain sufficient internally generated cash flows, including cash flows from hosted payloads, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	Aireon’s ability to successfully fund, develop and market its space-based ADS-B global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network through the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	changes in demand from U.S. government customers, particularly the DoD;

•	our ability to successfully negotiate a new contract with the DoD when it expires later in 2013;

•	market acceptance of our products;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•	reliance on single source suppliers for some of the components required in the manufacture of our end user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•	reliance on the U.S. government and a few significant distributors for a substantial portion of our revenue.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, collectability of accounts receivable, useful lives of property and equipment, long-lived assets, goodwill and other intangible assets, inventory, deferred financing costs, asset retirement obligations, income taxes, stock-based compensation, warranty expenses, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

For revenue arrangements with multiple elements that include guaranteed minimum orders and where we determine, based on judgment, that the elements qualify as separate units of accounting, we allocate the guaranteed minimum arrangement price among the various contract elements based on each element’s relative selling price. The selling price used for each deliverable is based on vendor-specific objective evidence when available, third-party evidence when vendor-specific evidence is not available, or the estimated selling price when neither vendor-specific evidence nor third-party evidence is available. We determine vendor-specific objective evidence of selling price by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. We recognize revenue for each element based on the specific characteristics of that element.

We sell prepaid services in the form of e-vouchers and prepaid cards. A liability is established equal to the cash paid upon purchase for the e-voucher or prepaid card. We recognize revenue from the prepaid services (i) upon the use of the e-voucher or prepaid card by the customer; (ii) upon the expiration of the right to access the prepaid service; or (iii) when it is determined that the likelihood of the prepaid card being redeemed by the customer is remote. The likelihood of redemption is based on historical redemption patterns. If future results are not consistent with these historical patterns, and therefore actual usage results are not consistent with our estimates or assumptions, we may be exposed to changes to earned and unearned revenue that could be material. We do not offer refund privileges for unused prepaid services.

Revenue associated with some of our fixed-price engineering services arrangements is recognized when the services are rendered, typically on a proportional performance method of accounting based on our estimate of total costs expected to complete the contract, and the related costs are expensed as incurred. We recognize revenue on cost-plus-fixed-fee arrangements to the extent of actual costs incurred plus an estimate of the applicable fees earned, where such estimated fees are determined using a proportional performance method calculation. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes to earned and unearned revenue that could be material to our results of operations.

Stock-Based Compensation

We account for stock-based compensation, which consists of stock options and restricted stock units, based on the grant date estimated fair value. In the case of restricted stock units, grant date fair value is equal to the closing price of our common stock on the date of grant. In the case of stock options, grant date fair value is calculated using the Black-Scholes option pricing model. We recognize stock-based compensation on a straight-line basis over the requisite service period. The Black-Scholes option pricing model requires us to make several assumptions, including expected volatility and expected term of the options. If any of the assumptions we use in the Black-Scholes option pricing model were to change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

Income Taxes

We account for income taxes using the asset and liability approach. This approach requires that we recognize deferred tax assets and liabilities based on differences between the financial statement bases and tax bases of our assets and liabilities. Deferred tax assets and liabilities are recorded based upon enacted tax rates for the period in which the deferred tax items are expected to reverse. Changes in tax laws or tax rates in various jurisdictions are reflected in the period of change. Significant judgment is required in the calculation of our tax provision and the resulting tax liabilities as well as our ability to realize our deferred tax assets. Our estimates of future taxable income and any changes to such estimates can significantly impact our tax provision in a given period. Significant judgment is required in determining our ability to realize our deferred tax assets related to federal, state and foreign tax attributes within their carryforward periods including estimating the amount and timing of the future reversal of deferred tax items in our projections of future taxable income. A valuation allowance is established to reduce deferred tax assets to the amounts we expect to realize in the future. We also recognize tax benefits related to uncertain tax positions only when we estimate that it is “more likely than not” that the position will be sustainable based on its technical merits. If actual results are not consistent with our estimates and assumptions, this may result in material changes to our income tax provision.

Recoverability of Long-Lived Assets

We assess the recoverability of long-lived assets when indicators of impairment exist. We assess the possibility of impairment by comparing the carrying amounts of the assets to the estimated undiscounted future cash flows expected to be generated by those assets. If we determine that an asset is impaired, we estimate the impairment loss by determining the excess of the assets’ carrying amount over their estimated fair value. Estimated fair value is based on market prices, when available, or various other valuation techniques. These techniques often include estimates and assumptions with respect to future cash flows and incremental borrowing rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to our results of operations.

Property and equipment and intangible assets with finite lives are depreciated or amortized over their estimated useful lives. We apply judgment in determining the useful lives based on factors such as engineering data, our long-term strategy for using the assets, contractual terms related to the assets, laws or regulations that could impact the useful life of the assets and other economic factors. If actual results are not consistent with our estimates and assumptions, we may be exposed to changes to depreciation and amortization expense that could be material to our results of operations.

During 2012, we updated our analysis of the current satellite constellation’s health and remaining useful life. Based on the results of this analysis, we estimate that our current constellation of satellites will be operational for longer than previously expected. As a result, the estimated useful life of the current constellation has been extended and is also consistent with the expected deployment of Iridium NEXT. This change in estimated useful life resulted in a decrease in depreciation expense in 2012 compared to the prior year. The change in accounting estimate reduced depreciation expense in 2012 by $19.6 million.

Recoverability of Goodwill and Intangible Assets with Indefinite Lives

Goodwill

We assess the recoverability of goodwill on an annual basis or when indicators of impairment exist such as significant changes in the business climate of our industry, operating performance indicators or competition. We operate in a single reporting unit. We assess the possibility of impairment by comparing the carrying amount of the reporting unit to its estimated fair value. If we determine that goodwill is impaired, we estimate the impairment loss by determining the excess of the goodwill’s carrying amount over its estimated fair value. The estimated fair value of the goodwill is determined by reassessing the fair values of the assets and liabilities acquired in the original business combination.

When assessing goodwill for impairment, we use a market approach using comparable companies and an income approach using discounted cash flows to determine the fair value of our reporting unit. The various valuation techniques involve the use of estimates and assumptions. Significant assumptions used in the income approach include future cash flows, revenue growth, capital expenditures, working capital fluctuations, and discount rates. Significant assumptions used in the market approach include the selection of comparable companies. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to our results of operations.

Based on the results of our most recent annual assessment performed on October 1, 2012, we concluded that the fair value of our reporting unit exceeded its carrying amount.

Intangible Assets Not Subject to Amortization

A portion of our intangible assets consists of our spectrum licenses and trade names which are indefinite-lived intangible assets. We reevaluate the indefinite life determination for these assets periodically to determine whether events and circumstances continue to support an indefinite life.

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

 Internally Developed Software

We capitalize the costs of acquiring, developing and testing software to meet our internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when the preliminary project stage is complete and it is probable that the project will be completed and used to perform the function intended. Capitalized costs include external direct cost of materials and services consumed in developing or obtaining internal-use software as well as payroll and payroll-related costs for employees who are directly associated with, and devote time to, the internal-use software project. Capitalization of these costs ceases no later than the point in time at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from three to seven years. Judgments and estimates are required in the calculation of capitalized development costs. We evaluate and estimate when the preliminary project stage is completed and the point when the project is substantially complete and ready for use, which are based on engineering data.

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred on our balance sheet and then are amortized as additional interest expense using an effective interest method over the term of the related debt. The effective interest rate calculation requires us to make assumptions and estimates in determining estimated periodic interest expense. The calculation includes assumptions and estimates with respect to future borrowing dates and amounts, repayment dates and amounts, and projected future periodic LIBOR. If actual borrowing amounts and dates, repayment amounts and dates, and future LIBOR rates are not consistent with our estimates or assumptions, we may be exposed to changes that could be material to our property and equipment, net balance (since we are capitalizing interest expense as part of the cost of Iridium NEXT), deferred financing costs balance, depreciation expense, interest expense, income from operations and net income.

Comparison of Our Results of Operations for the Year Ended December 31, 2012 and the Year Ended December 31, 2011

	Year Ended December 31,
		% of Total		% of Total	Change
($ in thousands)	2012	Revenue	2011	Revenue	Dollars	Percent
Revenue:
Services	$273,491	71%	$262,322	68%	$11,169	4%
Subscriber equipment	93,866	25%	94,709	25%	(843)	(1)%
Engineering and support services	16,163	4%	27,276	7%	(11,113)	(41)%
Total revenue	383,520	100%	384,307	100%	(787)	0%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	60,937	16%	71,181	19%	(10,244)	(14)%
Cost of subscriber equipment	53,285	14%	54,113	14%	(828)	(2)%
Research and development	15,525	4%	18,684	5%	(3,159)	(17)%
Selling, general and administrative	67,589	18%	65,682	17%	1,907	3%
Depreciation and amortization	81,110	21%	97,646	25%	(16,536)	(17)%
Total operating expenses	278,446	73%	307,306	80%	(28,860)	(9)%
Operating income	105,074	27%	77,001	20%	28,073	36%
Other income (expense):
Interest income, net	1,072	0%	1,200	0%	(128)	(11)%
Undrawn credit facility fees	(10,232)	(2)%	(12,524)	(3)%	2,292	(18)%
Other expense, net	(896)	0%	(96)	0%	(800)	833%
Total other expense	(10,056)	(2)%	(11,420)	(3)%	1,364	(12)%
Income before income taxes	95,018	25%	65,581	17%	29,437	45%
Provision for income taxes	(30,387)	(8)%	(24,546)	(6)%	(5,841)	24%
Net income	$64,631	17%	$41,035	11%	$23,596	58%

Revenue

Total revenue remained flat year-over-year due to an increase in service revenue offset by a decrease in engineering and support services revenue. Billable subscribers at December 31, 2012 were approximately 611,000, an increase of 17% from December 31, 2011. Growth in billable subscribers drove growth in commercial services revenue. However, commercial services revenue increased only 7% despite an 18% growth in subscribers due to declines in usage revenue per subscriber in 2012 as compared to 2011, which led to lower ARPU both for commercial voice and data services and for commercial M2M data services. Engineering and support services revenue decreased from the prior year primarily due to a decline in scope of work for government-sponsored contracts.

Service Revenue

	Service Revenue
	(Revenue in millions and subscribers in thousands)
	Year Ended			Year Ended
	December 31, 2012			December 31, 2011			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
Commercial voice and data	$170.9	332	$45	$167.5	307	$48	$3.4	25	$(3)
Commercial M2M data	40.8	228	17	30.5	168	18	10.3	60	(1)
Total	211.7	560		198.0	475		13.7	85
Government voice and data	58.9	36	135	62.0	37	141	(3.1)	(1)	(6)
Government M2M data	2.9	15	18	2.3	11	21	0.6	4	(3)
Total	61.8	51		64.3	48		(2.5)	3
Total	$273.5	611		$262.3	523		$11.2	88

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue was $273.5 million for the year ended December 31, 2012, an increase of 4% from the prior year, primarily due to growth in billable subscribers, partially offset by decreases in usage revenue per subscriber and the resulting declines in ARPU.

The increase in commercial voice and data revenue was principally due to growth related to our higher-ARPU Iridium OpenPort, our broadband data maritime service, and increased revenue from prepaid services. These increases were partially offset by decreases in ARPU due to a decline in average minutes of use per post-paid subscriber. Future growth in commercial voice and data revenue may be negatively affected by reductions in non-U.S. defense spending and deployed non-U.S. troop levels, although we expect continued overall growth in commercial voice subscribers and revenue in 2013.

Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. Commercial M2M data ARPU decreased by $1 over the prior year due to the growth in subscribers using plans that generate lower revenue per unit. We anticipate an increase in M2M data revenues and a decrease in M2M data ARPU in 2013 as we expect to continue to experience further growth in our subscriber base with many subscribers utilizing lower ARPU plans.

Government voice and data revenue decreased principally due to a decline in billable voice subscribers combined with a decrease in ARPU. Government voice ARPU decreased due to a higher proportion of billable subscribers on the lower-priced plans for Netted Iridium. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Government M2M data ARPU decreased compared to the prior year primarily due to growth in subscribers using plans that generate lower revenue per unit. Future growth in government voice and M2M data billable subscribers and revenue may be negatively affected by reductions in U.S. defense spending and deployed U.S. troop levels, and a corresponding decrease in subscribers under our agreements with the U.S. government, which account for a majority of our government services revenue and are subject to annual renewals.

Engineering and Support Service Revenue

	Engineering and Support Service Revenue
	(In millions)
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	Change
Government	$15.0	$25.9	$(10.9)
Commercial	1.2	1.4	(0.2)
Total	$16.2	$27.3	$(11.1)

Engineering and support service revenue decreased by $11.1 million, or 41%, from the prior year primarily due to a decline in the scope of work for our government-sponsored contracts. We anticipate an increase in the scope of work for government contracts in 2013 resulting in overall growth in engineering and support service revenue as compared to 2012.

Operating Expenses

Total operating expenses decreased by 9% to $278.5 million for the year ended December 31, 2012 from $307.3 million for the prior year. This decrease was primarily due to decreased cost of services and decreased depreciation and amortization.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased by 14% to $60.9 million for the year ended December 31, 2012 from $71.2 million for the year ended December 31, 2011 primarily due to the decline in the scope of work for our government-sponsored engineering and support contracts, which had corresponding impacts on both revenue and cost of services.

Research and Development

Research and development expenses decreased by 17% to $15.5 million for the year ended December 31, 2012 from $18.7 million for the prior year primarily due to research and development costs incurred in 2011 related to the development of the Iridium Extreme, which did not recur in 2012.

Selling, General and Administrative

Selling, general and administrative expenses include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by 3% to $67.6 million for the year ended December 31, 2012 from $65.7 million for the prior year primarily due to a $1.0 million increase in employee-related costs and a $0.7 million increase in bad debt expense related to a potentially uncollectible portion of an outstanding receivable balance. Future selling, general and administrative expenses may be negatively affected by our ability to collect amounts on accounts receivable with specific customers; we will continue to evaluate all receivables for collectability.

Depreciation and Amortization

Depreciation and amortization expenses decreased by 17% to $81.1 million for the year ended December 31, 2012 from $97.6 million for the prior year. The decrease was driven by the increase in the estimated useful lives of our satellites, which resulted in a $19.6 million decrease in depreciation expense for 2012 compared to the prior year. This decrease was partially offset by a $2.0 million impairment charge within depreciation expense related to the impairment of an in-orbit satellite with which we lost communication during the third quarter of 2012.

Other Expense

Undrawn Credit Facility Fees

The commitment fee on the undrawn portion of the Credit Facility was $10.2 million for the year ended December 31, 2012 compared to $12.5 million for the prior year. The decrease of the commitment fee on the undrawn portion was directly proportionate to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT. As we continue to draw additional amounts under the Credit Facility, the undrawn portion and related fees will decrease.

Other Expense, net

Other expense, net increased to $0.9 million for the year ended December 31, 2012 from $0.1 million for the prior year. The increase resulted from our share of the loss from our equity method investment in Aireon from November 19, 2012 through December 31, 2012. Following NAV CANADA’s purchase of Aireon Series A preferred membership interests in November 2012, Aireon is now accounted for as an equity method investment within our financial statements, and our investment is included within other assets on the consolidated balance sheet. Prior to November 19, 2012, we consolidated Aireon’s results with our results as a wholly owned subsidiary. As our equity investment in Aireon did not commence until 2012, there were no similar amounts in the prior year.

Provision for Income Taxes

For the year ended December 31, 2012, our income tax provision was $30.4 million compared to $24.5 million for the prior year. Our effective tax rate was approximately 32.0% for the year ended December 31, 2012 compared to 37.4% for the prior year period. The increase in the income tax provision was primarily related to an increase in our income before income taxes combined with an increase related to the partial valuation allowance on our Arizona net operating losses compared to the prior year. The increase was partially offset by the increase in the net benefit related to the impact of the change in Arizona tax laws compared to the prior years. The decrease in our effective tax rate was primarily due to the Arizona law change described above. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Comparison of Our Results of Operations for the Year Ended December 31, 2011 and Combined Results of Operations for the Year Ended December 31, 2010

	Year Ended December 31,
		% of Total		% of Total	Change
($ in thousands)	2011	Revenue	2010	Revenue	Dollars	Percent
Revenue:
Services	$262,322	68%	$236,351	68%	$25,971	11%
Subscriber equipment	94,709	25%	90,184	26%	4,525	5%
Engineering and support services	27,276	7%	21,638	6%	5,638	26%
Total revenue	384,307	100%	348,173	100%	36,134	10%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	71,181	19%	72,579	21%	(1,398)	(2)%
Cost of subscriber equipment	54,113	14%	61,661	18%	(7,548)	(12)%
Research and development	18,684	5%	19,178	5%	(494)	(3)%
Selling, general and administrative	65,682	17%	66,728	19%	(1,046)	(2)%
Depreciation and amortization	97,646	25%	90,667	26%	6,979	8%
Total operating expenses	307,306	80%	310,813	89%	(3,507)	(1)%
Operating income	77,001	20%	37,360	11%	39,641	106%
Other income (expense):
Interest income, net	1,200	0%	637	0%	563	88%
Undrawn credit facility fees	(12,524)	(3)%	(3,368)	(1)%	(9,156)	272%
Other expense, net	(96)	0%	(17)	0%	(79)	465%
Total other expense	(11,420)	(3)%	(2,748)	(1)%	(8,672)	316%
Incomebefore income taxes	65,581	17%	34,612	10%	30,969	89%
Provision for income taxes	(24,546)	(6)%	(14,671)	(4)%	(9,875)	67%
Net income	$41,035	11%	$19,941	6%	$21,094	106%

Revenue

Total revenue increased by 10% for the year ended December 31, 2011, compared to the prior year, principally due to growth in billable subscribers, which drove growth in commercial and government services revenue as well as increased sales of subscriber equipment. Billable subscribers at December 31, 2011 were approximately 523,000, an increase of 22% from December 31, 2010.

Service Revenue

	Service Revenue
	(Revenue in millions and subscribers in thousands)
	Year Ended			Year Ended
	December 31, 2011			December 31, 2010			Change
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$167.5	307	$48	$155.6	272	$51	$11.9	35	$(3)
Commercial M2M data	30.5	168	18	21.8	112	20	8.7	56	(2)
Total	198.0	475		177.4	384		20.6	91
Government voice	62.0	37	141	57.5	36	146	4.5	1	(5)
Government M2M data	2.3	11	21	1.5	7	21	0.8	4	-
Total	64.3	48		59.0	43		5.3	5
Total	$262.3	523		$236.4	427		$25.9	96

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue was $262.3 million for the year ended December 31, 2011, an increase of 11% from the prior year, primarily due to growth in billable subscribers in commercial and government services.

The increase in commercial voice and data revenue was principally due to billable subscriber growth, including growth related to Iridium OpenPort, our broadband data maritime service, and an increase in usage of pre-paid minutes, partially offset by a decrease in ARPU. Commercial voice ARPU decreased by $3 over the comparative period due to a decline in average minutes of use per postpaid subscriber, partially offset by growth in the higher ARPU Iridium OpenPort service. Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. Commercial M2M data ARPU decreased by $2 over the comparative period due to the growth in subscribers using plans that generate lower revenue per unit.

The increase in government voice and data revenue was principally due to billable subscriber growth, including growth related to Netted Iridium, a service that provides beyond-line-of-sight, push-to-talk capability for user-defined groups. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Government voice ARPU decreased by $5 over the comparative period due to a higher proportion of billable subscribers on the lower priced Netted Iridium plan. Government M2M data ARPU was flat year over year.

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

Depreciation and Amortization

Depreciation and amortization expenses increased by 8% to $97.7 million for the year ended December 31, 2011 from $90.7 million for the prior year primarily as a result of increased depreciation expense due to assets placed in service and additional amortization associated with certain intellectual property assets acquired in late 2010. In addition, during 2011, we lost communication with one of our satellites within our existing constellation. Accordingly, a $3.0 million impairment charge was recorded within depreciation and amortization expense during the year ended December 31, 2011. We had an in-orbit spare satellite located within the same plane that was repositioned to take over the function of the lost satellite.

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

Provision for Income Taxes

For the year ended December 31, 2011, our income tax provision was $24.5 million compared to $14.7 million in 2010. The increase was primarily related to an increase in our income before income taxes. Our 2011 annual effective tax rate was approximately 37.4% compared to 42.4% in 2010. The decrease in our effective tax rate from 2010 to 2011 was primarily due to the impact on our Arizona deferred tax assets and liabilities resulting from a reduction in corporate income tax rates, enacted during 2011 effective for 2014 and beyond.

Liquidity and Capital Resources

As of December 31, 2012, we had a total of $254.4 million in cash and cash equivalents. Our principal sources of liquidity are existing cash, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are capital expenditures, including the design, manufacture and deployment of Iridium NEXT, working capital and research and development expenses.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Credit Facility, with the remainder to be funded from internally generated cash flows, including potential cash flows from hosted payloads on our Iridium NEXT satellites, and the $96.5 million in proceeds from the recent issuance of our Series A Preferred Stock.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. There can also be no assurance that our future internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations. If we do not generate sufficient cash flows, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, we will require further external funding. Our ability to obtain additional funding may be adversely affected by a number of factors, including the global economic downturn and related tightening of the credit markets, and we cannot provide assurance that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

The recent amendment to the Credit Facility allows us to make a $12.5 million investment in Aireon, if needed, and an additional investment of up to $15 million raised from the issuance of our equity. The amended Credit Facility requires us to use any net distributions that we receive from Aireon to repay the debt under the Credit Facility and to grant the Lenders a security interest in our ownership interest in Aireon. The amendment does not modify the principal amount, interest rates, repayment dates, or maturity of the Credit Facility. The amended Credit Facility includes revised financial covenant levels to reflect changes in timing of expected receipts of cash flows from secondary payloads and other changing business conditions and revised launch and backup launch requirements to permit the amendment to our launch services agreement with SpaceX. Also, the Supplemental Agreement required us to raise $100 million through a combination of the issuance of convertible preferred or common equity and the exercise of warrants by April 30, 2013. In response to this requirement, we sold 1,000,000 shares of our Series A Preferred Stock in a private offering. The purchase price, equal to $96.85 per share, reflected a discount to the initial purchase price of $3.15 per share. We received proceeds of $96.5 million from the sale of the Series A Preferred Stock in October 2012, which were net of the aggregate $3.5 million in initial purchaser discount and additional offering costs. We also received $9.1 million from the exercise of $7.00 Warrants during 2012.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $7.00 per share. Dividends are payable quarterly in arrears, on each March 15, June 15, September 15 and December 15. For each full quarter that the Series A Preferred Stock is outstanding, and assuming that no shares of Series A Preferred Stock have been converted into shares of our common stock, we will be required to pay cash dividends of $1.75 million. We expect that we will satisfy dividend requirements, if and when declared, from internally generated cash flows. In 2012, we paid $1.4 million in cash dividends to holders of our Series A Preferred Stock.

As of December 31, 2012, we had borrowed $751.8 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2012 was approximately $1.0 billion. Under the terms of the Credit Facility, we are required to maintain a minimum cash reserve for debt service, which was $54.0 million as of December 31, 2012 and is classified as restricted cash on the accompanying consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to begin in 2017. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next twelve months.

Cash and Indebtedness

At December 31, 2012, our total cash and cash equivalents was $254.4 million, and we had an aggregate of $751.8 million of external indebtedness related to borrowings under the Credit Facility.

Cash Flows - Comparison of the Year Ended December 31, 2012 and the Year Ended December 31, 2011

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31, (in millions):

Statement of Cash Flows	2012	2011	2010
Cash provided by operating activities	$174.0	$183.5	$151.4
Cash provided by (used in) investing activities	(443.5)	(359.3)	(242.1)
Cash provided by (used in) financing activities	387.6	192.3	63.4
Net increase (decrease) in cash and cash equivalents	$118.1	$16.5	$(27.3)

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 decreased by $9.5 million from the prior year period. This decline was primarily due to an $11.2 million strategic build-up of inventory in 2012 in order to mitigate the risk inherent with our limited number of manufacturers and a $10 million increase in other liabilities from 2010 to 2011 that did not recur in 2012 related to a customer deposit still held as of December 31, 2012. These declines were partially offset by a $10.2 million operating cash inflow resulting from improved service revenue margins and a $3.2 million decline in research and development costs.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 increased primarily due to $82.3 million of increased capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellite, network and gateway operations.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2012 increased primarily due to the 2012 issuance of Series A Preferred Stock for proceeds of $96.5 million net of issuance costs, the Motorola note repayment of $22.2 million in 2011 which did not recur in 2012, a $59.7 million increase in borrowings under the Credit Facility, and an $11.3 million decrease in payments of deferred financing fees.

Cash Flows - Comparison of the Year Ended December 31, 2011 and the Year Ended December 31, 2010

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31, (in millions):

Statement of Cash Flows	2011	2010	Change
Net cash provided by operating activities	$183.5	$151.4	$32.1
Net cash provided by (used in) investing activities	$(359.3)	$(242.1)	$(117.2)
Net cash provided by (used in) financing activities	$192.3	$63.4	$128.9

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 increased primarily due to a $38.0 million increase in net income including adjustments for non-cash items of $16.9 million. The increase in net income was driven by our revenue growth and operating expense savings. These two increases in operating cash flow were partially offset by the $9.2 million increase in the commitment fee we paid on the undrawn portion of our Credit Facility for the year ended December 31, 2011 as a result of the Credit Facility being in place for the entire year. We incurred a commitment fee for only a portion of the prior year.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2012 (in millions):

	Less than			More than
Contractual Obligations	1 year	1-3 Years	3-5 years	5 years	Total
Payment obligations:
Thales (1)	$454.5	$638.0	$330.4	$-	$1,422.9
SpaceX	4.6	252.6	130.8	-	388.0
Boeing (2)	34.6	70.6	55.9	-	161.1
Debt obligations (3)	7.7	-	35.7	716.1	759.5
Operating lease obligations (4)	2.9	4.4	2.8	3.4	13.5
Uncertain tax positions (5)	-	-	-	-	1.4
Unconditional purchase obligations (6)	33.4	4.4	0.1	-	37.9
Investment obligations (7)	5.0	-	-	-	5.0
Total	$542.7	$970.0	$555.7	$719.5	$2,789.3

(1)	Thales obligations consist of commitments under the FSD for the design and manufacture of satellites for Iridium NEXT and will be satisfied as follows: (i) 85% of these costs will be funded by draws under the Credit Facility and (ii) 15% of these costs will be paid in cash when due.
(2)	Boeing obligations consist of an estimated commitment related to our existing satellite systems. This estimation is based on an expected future completion date of June 2017 for Iridium NEXT at which time services under the Boeing Operations and Maintenance agreement for our existing satellite systems will no longer be necessary. Therefore, the Boeing amounts in the above table do not include contractual obligations related to Iridium NEXT.
(3)	Debt obligations include amounts drawn under the Credit Facility as of December 31, 2012, which include $751.8 million of outstanding debt obligations, $2.3 million of accrued commitment fees on the undrawn portion of the Credit Facility and $5.4 million of accrued interest through December 31, 2012. We have not included future debt obligations or future interest costs in the table because the timing of the borrowings is unknown and there is a variable component of the interest. We have also excluded future amounts for the commitment fee, which is 0.80% per year on any undrawn portion of the Credit Facility, as the timing of the borrowings is unknown.
(4)	Operating lease obligations do not include payments to landlords covering real estate taxes, common area maintenance and other charges, as such fees are not determinable based upon the provisions of our lease agreements.
(5)	As of December 31, 2012, we estimated our uncertain tax positions to be $1.4 million, including penalties and interest. However, we are unable to reasonably estimate the period of these possible future payments, therefore, the balance has not been reflected in a specified period.
(6)	Unconditional purchase obligations include our agreement with a supplier for the manufacturing of our devices and various commitments with other vendors that are enforceable, legally binding and have specified terms, including fixed or minimum quantities, minimum or variable price provisions, and a fixed timeline. Unconditional purchase obligations do not include agreements that are cancelable without penalty.
(7)	The Supplemental Agreement in connection with the Credit Facility allows us to make a $12.5 million investment in Aireon of which $7.5 million has been funded as of December 31, 2012; we expect to fund the remaining $5.0 million in 2013.

The contractual obligations table does not include future payments of dividends on the Series A Preferred Stock. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 7.00% per annum of the $100 liquidation preference per share, which is equivalent to an annual rate of $7.00 per share. Dividends are payable quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year. The Series A Preferred Stock does not have a stated maturity date. Holders of Series A Preferred Stock may convert some or all of their outstanding shares to common stock at the stated conversion rate. On or after October 3, 2017, we may at our option cause some or all of the shares of Series A Preferred Stock to be automatically converted into shares of common stock at the then prevailing conversion rate. We cannot forecast the conversions, if any, of Series A Preferred Stock to common stock and thus cannot forecast with certainty the amounts of future dividend payments on outstanding Series A Preferred Stock.

The contractual obligations table also does not include future anticipated payments to Kosmotras. Our launch services agreement with Kosmotras provides for the purchase of up to six launches with options to purchase additional launches. Each launch will carry two satellites. If all six launches are purchased, we will pay Kosmotras a total of approximately $184.3 million. We expect to exercise an option to purchase one launch under the agreement for the first two Iridium NEXT satellites. Our payments to Kosmotras for the single launch would be approximately $51.8 million. As of December 31, 2012, we had made aggregate payments of $11.2 million to Kosmotras. If we do not purchase any launches by March 31, 2013, the options will expire.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Interest income earned on our cash and cash equivalent balances is subject to interest rate fluctuations. For the year ended December 31, 2012, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

The fixed price under the FSD with Thales is denominated in U.S. dollars. As a result, we do not bear any foreign currency exchange risk under the FSD.

We entered into the Credit Facility in October 2010 and have borrowed $751.8 million under the Credit Facility as of December 31, 2012. A portion of the borrowings under the Credit Facility bears interest at a floating rate equal to the LIBOR plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the year ended December 31, 2012, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by approximately $0.5 million for the year.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, as well as accounts receivable and accounts payable. We maintain our cash and cash equivalents with financial institutions with high credit ratings and at times maintain the balance of our deposits in excess of federally insured limits. The majority of our cash is swept nightly into a money market fund invested in U.S. treasuries, Agency Mortgage Backed Securities and/or U.S. Government guaranteed debt. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iridium Communications Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 5, 2013

Iridium Communications Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$254,418	$136,366
Accounts receivable, net	56,135	57,418
Inventory	26,335	15,077
Deferred tax assets, net	21,160	9,435
Income tax receivable	4,302	4,330
Prepaid expenses and other current assets	4,816	4,616
Total current assets	367,166	227,242
Property and equipment, net	1,210,693	843,092
Restricted cash	54,233	27,154
Other assets	2,912	584
Intangible assets, net	70,502	83,552
Deferred financing costs	123,796	105,523
Goodwill	87,039	87,039
Total assets	$1,916,341	$1,374,186

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,834	$24,816
Accrued expenses and other current liabilities	26,704	29,791
Interest payable	5,359	5,838
Deferred revenue	42,755	35,445
Total current liabilities	88,652	95,890
Accrued satellite operations and maintenance expense, net of current portion	17,727	19,065
Credit facility	751,787	417,133
Deferred tax liabilities, net	167,821	126,546
Other long-term liabilities	13,796	13,534
Total liabilities	1,039,783	672,168

Commitments and contingencies

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 2,000 shares authorized, 1,000 and zero shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 300,000 shares authorized and 76,461 and 73,205 shares issued and outstanding, respectively	76	73
Additional paid-in capital	793,511	681,781
Retained earnings	83,328	20,389
Accumulated other comprehensive loss, net of taxes	(357)	(225)
Total stockholders' equity	876,558	702,018
Total liabilities and stockholders' equity	$1,916,341	$1,374,186

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Revenue:
Services	$273,491	$262,322	$236,351
Subscriber equipment	93,866	94,709	90,184
Engineering and support services	16,163	27,276	21,638
Total revenue	383,520	384,307	348,173

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	60,937	71,181	72,579
Cost of subscriber equipment	53,285	54,113	61,661
Research and development	15,525	18,684	19,178
Selling, general and administrative	67,589	65,682	66,728
Depreciation and amortization	81,110	97,646	90,667
Total operating expenses	278,446	307,306	310,813

Operating income	105,074	77,001	37,360

Other income (expense):
Interest income, net	1,072	1,200	637
Undrawn credit facility fees	(10,232)	(12,524)	(3,368)
Other expense, net	(896)	(96)	(17)
Total other expense	(10,056)	(11,420)	(2,748)
Income before income taxes	95,018	65,581	34,612
Provision for income taxes	(30,387)	(24,546)	(14,671)
Net income	64,631	41,035	19,941
Series A Preferred Stock dividends	1,692	-	-
Net income attributable to common stockholders	$62,939	$41,035	$19,941

Weighted average shares outstanding - basic	74,239	72,164	70,289
Weighted average shares outstanding - diluted	78,182	73,559	72,956
Net income per share - basic	$0.85	$0.57	$0.28
Net income per share - diluted	$0.83	$0.56	$0.27

Comprehensive income:
Net income	$64,631	$41,035	$19,941
Foreign currency translation adjustments	(132)	(315)	68
Comprehensive income	$64,499	$40,720	$20,009

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Series A					Accumulated	Accumulated
	Convertible				Additional	Other	Retained	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity

Balance at December 31, 2009	-	$-	70,248	$70	$670,116	$22	$(40,587)	$629,621
Stock-based compensation	-	-	-	-	5,242	-	-	5,242
Stock issued upon exercise of warrants	-	-	3	-	23	-	-	23
Stock issued upon exercise of stock options	-	-	3	-	21	-	-	21
Net income	-	-	-	-	-	-	19,941	19,941
Cumulative translation adjustments	-	-	-	-	-	68	-	68
Balance at December 31, 2010	-	-	70,254	70	675,402	90	(20,646)	654,916
Stock-based compensation	-	-	-	-	6,341	-	-	6,341
Stock issued upon exchange of warrants	-	-	2,946	3	(2)	-	-	1
Stock issued upon exercise of stock options	-	-	5	-	40	-	-	40
Net income	-	-	-	-	-	-	41,035	41,035
Cumulative translation adjustments	-	-	-	-	-	(315)	-	(315)
Balance at December 31, 2011	-	-	73,205	73	681,781	(225)	20,389	702,018
Stock-based compensation	-	-	-	-	8,150	-	-	8,150
Issuance of Series A Convertible Preferred Stock	1,000	-	-	-	96,499	-	-	96,499
Stock issued upon exercise of stock warrants	-	-	1,302	1	9,113	-	-	9,114
Stock issued upon exchange of warrants and related transaction costs	-	-	1,949	2	(2,075)	-	-	(2,073)
Stock issued upon exercise of stock options	-	-	5	-	43	-	-	43
Net income	-	-	-	-	-	-	64,631	64,631
Dividends on Series A Preferred Stock	-	-	-	-	-	-	(1,692)	(1,692)
Cumulative translation adjustments	-	-	-	-	-	(132)	-	(132)
Balance at December 31, 2012	1,000	$-	76,461	$76	$793,511	$(357)	$83,328	$876,558

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010

Cash flows from operating activities:
Net income	$64,631	$41,035	$19,941
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Deferred taxes	29,549	22,563	13,471
Depreciation and amortization	81,110	97,646	90,667
Stock-based compensation	7,332	5,895	5,051
Provision for doubtful accounts	722	-	-
Loss on equity method investment	826	-	-
Gain on disposal of property and equipment	-	(13)	-
Changes in operating assets and liabilities:
Restricted cash	-	-	15,400
Accounts receivable	561	(7,140)	(9,089)
Inventory	(11,199)	1,577	9,002
Prepaid expenses and other current assets	(200)	363	(1,050)
Income tax receivable	28	6,773	(10,598)
Other assets	364	110	433
Accounts payable	464	454	3,428
Accrued expenses and other current liabilities	(6,400)	(2,417)	856
Deferred revenue	7,310	7,230	8,188
Accrued satellite and network operation expense, net of current portion	(1,338)	(1,337)	5,102
Other long-term liabilities	263	10,722	636
Net cash provided by operating activities	174,023	183,461	151,438

Cash flows from investing activities:
Payment of deferred acquisition consideration	-	-	(4,636)
Capital expenditures	(441,654)	(359,404)	(237,450)
Proceeds from sale of property and equipment	-	67	-
Equity method investment in affiliate	(1,888)	-	-
Net cash used in investing activities	(443,542)	(359,337)	(242,086)

Cash flows from financing activities:
Borrowings under the Credit Facility	334,654	274,976	135,145
Payment of deferred financing fees	(22,168)	(33,450)	(71,787)
Change in restricted cash - Credit Facility	(27,079)	(27,034)	-
Payment of note payable	-	(22,223)	-
Proceeds from exercise of warrants	9,114	1	23
Proceeds from exercise of stock options	43	40	21
Payment of warrant exchange transaction costs	(2,073)	-	-
Proceeds from issuance of Series A Preferred
Stock, net of issuance costs	96,499	-	-
Dividends paid	(1,419)	-	-
Net cash provided by financing activities	387,571	192,310	63,402

Net increase (decrease) in cash and cash equivalents	118,052	16,434	(27,246)
Cash and cash equivalents, beginning of period	136,366	119,932	147,178
Cash and cash equivalents, end of period	$254,418	$136,366	$119,932

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Cash Flows, continued

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Supplemental cash flow information:
Interest paid	$6,971	$4,528	$-
Income taxes paid (refunded)	$348	$(6,296)	$11,872

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$3,516	$14,409	$21,093
Interest capitalized but not paid	$5,359	$2,979	$-
Capitalized paid-in-kind interest	$16,059	$7,012	$-
Capitalized amortization of deferred financing costs	$3,896	$-	$-
Leasehold improvement incentives	$-	$-	$901
Stock-based compensation capitalized	$819	$446	$191
Contribution of fixed assets to equity method investment	$1,353	$-	$-

Supplemental disclosure of non-cash financing activities:
Accrued financing fees	$-	$-	$15,959
Note payable	$-	$-	$22,223
Dividends accrued on Series A Preferred Stock	$273	$-	$-

See notes to consolidated financial statements

Iridium Communications Inc.

Notes to Consolidated Financial Statements

December 31, 2012

1. Organization and Business

Iridium Communications Inc. (the “Company”), a Delaware corporation, offers voice and data communications services and products to businesses, U.S. and international government agencies and other customers on a global basis. The Company is a provider of mobile voice and data communications services via a constellation of low earth orbiting satellites. The Company holds various licenses and authorizations from the U.S. Federal Communications Commission (the “FCC”) and from foreign regulatory bodies that permit the Company to conduct its business, including the operation of its satellite constellation.

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

As of December 31, 2012 and 2011, the carrying values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities and other obligations) approximate their fair values because of their short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of cash is swept nightly into a money market fund invested in U.S. treasuries, Agency Mortgage Backed Securities and/or U.S. Government guaranteed debt. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains those deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balances at December 31, 2012 and 2011 consisted of cash deposited in institutional money market funds, regular interest bearing and non-interest bearing depository accounts and certificates of deposit with commercial banks. The Company’s restricted cash balances as of December 31, 2012 and 2011 were $54.2 million and $27.2 million, respectively. Changes in restricted cash balances are reflected on the consolidated statements of cash flows as an operating activity if pertaining to collateral for operations and maintenance agreements; changes in restricted cash balances are reflected on the consolidated statements of cash flows as a financing activity if pertaining to required reserve balances for debt agreements.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was $1.1 million and less than $0.1 million as of December 31, 2012 and 2011, respectively.

Foreign Currencies

The functional currency of the Company’s foreign consolidated subsidiaries is their local currency, except for countries that are deemed to have “highly inflationary” economies, in which case the functional currency is deemed to be the reporting currency (or U.S. dollar). Assets and liabilities of its foreign subsidiaries are translated to U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are classified as other income (expense), net in the accompanying consolidated statements of operations and comprehensive income.

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

As of December 31, 2012 and 2011, the Company had deferred approximately $123.8 million and $105.5 million, respectively, of direct and incremental financing costs associated with securing debt financing for Iridium NEXT, the Company’s next-generation satellite constellation.

Capitalized Interest

Interest costs associated with financing the Company’s assets during the construction period have been capitalized. Capitalized interest and interest expense were as follows:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Capitalized interest	$29,305	$12,825	$1,694
Interest expense	114	42	23
Total interest	$29,419	$12,867	$1,717

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment primarily to third-party manufacturers and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead (including salaries and benefits of employees directly involved in bringing inventory to its existing condition, and freight). Inventories are valued using the average cost method and are carried at the lower of cost or market.

The Company has manufacturing agreements with two suppliers to manufacture subscriber equipment, one of which contain minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirements since inception. Pursuant to an agreement with the suppliers, the Company may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. The suppliers will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the subscriber equipment.

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. Accordingly, the Company expenses the estimated fair value of stock-based awards made in exchange for employee, non-employee director and consultant services over the requisite service period. Stock-based compensation cost related to restricted stock units is determined at the grant date using the closing price of the common stock on the date of grant. Stock-based compensation cost related to stock options is determined at the grant date using the Black-Scholes option pricing model. The value of an employee award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service period and is classified within the financial statements in a manner consistent with the classification of the employee’s compensation. Awards to consultants and non-employee directors are recognized according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Classification of stock-based compensation for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
	(In thousands)
Property and equipment, net	$760	$446
Inventory	60	9
Cost of subscriber equipment	157	130
Cost of services (exclusive of depreciation and amortization)	608	458
Research and development	209	220
Selling, general and administrative	6,356	5,078
Total stock-based compensation	$8,150	$6,341

Depreciation Expense

The Company calculates depreciation expense using the straight-line method and evaluates the appropriateness of the useful life used in this calculation on a quarterly basis. During 2012, the Company updated its analysis of the current satellite constellation’s health and remaining useful life. Based on the results of this analysis, the Company estimates that its current constellation of satellites will be operational for longer than previously expected. As a result, the estimated useful life of the current constellation has been extended and is also consistent with the expected deployment of Iridium NEXT. This change in estimated useful life resulted in a decrease in depreciation expense compared to the prior year. The change in accounting estimate reduced depreciation expense in 2012 by $19.6 million. For the year ended December 31, 2012, the reduction in depreciation expense increased basic and diluted net income per share by $0.17 and $0.16, respectively. The Company will continue to evaluate the useful life of its current constellation of satellites on an ongoing basis through full deployment and activation of Iridium NEXT.

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

The Company lost communication with two of its in-orbit satellites, one in 2012 and one in 2011. As a result, a $2.0 million and $3.0 million impairment charge was recorded within depreciation expense during 2012 and 2011, respectively. The Company had in-orbit spare satellites available to replace the lost satellites.

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

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”), and Motorola Solutions, Inc. (“Motorola Solutions”) has the right to require the de-orbit of the Company’s satellite constellation. In the event the Company was required to effect a mass de-orbit, pursuant to the amended and restated operations and maintenance agreement (the “O&M Agreement”) by and between the Company’s indirect wholly owned subsidiary Iridium Constellation LLC (“Iridium Constellation”) and Boeing, the Company would be required to pay Boeing $17.2 million, plus an amount equivalent to the premium for de-orbit insurance coverage ($2.5 million as of December 31, 2012). The Company has concluded that each of the foregoing de-orbit rights meets the definition of an asset retirement obligation. However, the Company currently does not believe the U.S. government, Boeing or Motorola Solutions will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote and has recorded an asset retirement obligation with respect to the potential mass de-orbit of approximately $0.2 million at December 31, 2012, which is included in other long-term liabilities on the accompanying consolidated balance sheet.

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

Wholesaler of satellite communications products and services

Pursuant to wholesale agreements, the Company sells its products and services to service providers who, in turn, sell the products and services to other distributors or directly to the end users. The Company recognizes revenue when services are performed or delivery has occurred, evidence of an arrangement exists, the fee is fixed or determinable, and collection is probable, as follows:

Contracts with multiple elements

At times, the Company sells services and equipment through multi-element arrangements that bundle equipment, airtime and other services. For multi-element revenue arrangements entered into or materially modified after January 1, 2011, when the Company sells services and equipment in bundled arrangements that include guaranteed minimum orders and determines that it has separate units of accounting, the Company allocates the bundled contract price among the various contract deliverables based on each deliverable’s relative selling price. The selling price used for each deliverable is based on vendor-specific objective evidence when available, third-party evidence when vendor-specific evidence is not available, or the estimated selling price when neither vendor-specific evidence nor third party evidence is available. The Company determines vendor-specific objective evidence of selling price by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. When the Company determines the elements are not separate units of accounting, the Company recognizes revenue on a combined basis as the last element is delivered. For similar multi-element revenue arrangements entered into prior to January 1, 2011, when the Company determined that it had separate units of accounting, the Company allocated the bundled contract price among the various contract deliverables based on each deliverable’s objectively determined and relative fair value. The Company determined vendor-specific objective evidence of fair value by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. When the Company determined the elements were not separate units of accounting, the Company recognized revenue on a combined basis as the last element was delivered.

Service revenue sold on a stand-alone basis

Service revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized ratably over the period in which the services are provided to the end user. The Company sells prepaid services in the form of e-vouchers and prepaid cards. A liability is established for the cash paid for the e-voucher or prepaid card on purchase. The Company recognizes revenue from the prepaid services (i) upon the use of the e-voucher or prepaid card by the customer; (ii) upon the expiration of the right to access the prepaid service; or (iii) when it is determined that the likelihood of the prepaid card being redeemed by the customer is remote (“Prepaid Card Breakage”). The Company has determined the recognition of Prepaid Card Breakage based on its historical redemption patterns. The Company does not offer refund privileges for unused prepaid services.

Subscriber equipment sold on a stand-alone basis

The Company recognizes subscriber equipment sales and the related costs when title to the equipment (and the risks and rewards of ownership) passes to the customer, typically upon shipment.

Services sold to the U.S. government

The Company provides airtime to U.S. government subscribers through (i) fixed monthly fees on a per-user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services, (iii) a tiered pricing plan (based on usage) per device for data services, (iv) fixed monthly fees on a per-user basis for unlimited beyond-line-of-sight push-to-talk voice services to user-defined groups (“Netted Iridium”), and (v) a monthly fee for active user-defined groups using Netted Iridium. Revenue related to these services is recognized ratably over the periods in which the services are provided, and the related costs are expensed as incurred. The U.S. government purchases its subscriber equipment from third-party distributors and not directly from the Company.

Government engineering and support services

The Company provides maintenance services to the U.S. government’s dedicated gateway. This revenue is recognized ratably over the periods in which the services are provided; the related costs are expensed as incurred.

Other government and commercial engineering and support services

The Company also provides engineering services to assist customers in developing new technologies for use on the Company’s satellite system. The revenue associated with these services is recorded when the services are rendered, typically on a proportional performance method of accounting based on the Company’s estimate of total costs expected to complete the contract, and the related costs are expensed as incurred. Revenue on cost-plus-fixed-fee contracts is recognized to the extent of estimated costs incurred plus the applicable fees earned. The Company considers fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The portion of revenue on research and development arrangements that is contingent upon the achievement of substantive milestone events is recognized in the period in which the milestone is achieved.

Warranty Expense

The Company provides the first end user purchaser of its products a warranty on subscriber equipment for one to five years from the date of purchase by such first end user, depending on the product. A warranty accrual is recorded when it is estimable and probable that a loss has been incurred. A warranty reserve is maintained based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties are recorded as cost of subscriber equipment sales and include equipment replacements, repairs, freight, and program administration. During 2012, the Company identified production deficiencies related to the Iridium Extreme satellite handset. A reserve for the remediation of these deficiencies contributed $1.2 million to the warranty provision during 2012. The roll-forward of the warranty accrual for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
	(In thousands)
Balance at beginning of the period	$4,101	$2,307
Provision	4,795	3,483
Utilization	(4,846)	(1,689)
Balance at end of the period	$4,050	$4,101

Research and Development

Research and development costs are charged to expense in the period in which they are incurred.

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of tax benefits or expenses for temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company also recognizes a tax benefit from uncertain tax positions only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company’s policy is to recognize interest and penalties on uncertain tax positions as a component of income tax expense.

Net Income Per Share

The Company calculates basic net income per share by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options and stock purchase warrants, is computed using the treasury stock method. The effect of potential dilutive common shares from the conversion of the outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. The Company’s unvested restricted stock units contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The calculation of basic and diluted net income per share excludes net income attributable to the unvested restricted stock units from the numerator and excludes the impact of unvested restricted stock units from the denominator.

3. Equity Instruments

$7.00 Warrants

In connection with the Company’s initial public offering (“IPO”) in February 2008, the Company sold 40.0 million units at a price of $10.00 per unit. Each unit consisted of one share of Common Stock and one Common Stock purchase warrant (“$7.00 warrant”). Each $7.00 warrant entitled the holder to purchase from the Company one share of Common Stock at a price of $7.00 per share.

During 2012, the Company issued 1,300,000 shares of common stock resulting from the exercise of 1,300,000 $7.00 Warrants. The Company received proceeds of $9.1 million as a result of these warrant exercises.

During 2012, the Company entered into privately negotiated warrant exchange agreements with the largest holder of the outstanding $7.00 Warrants. Pursuant to these agreements, the Company issued 562,370 new shares of its common stock in exchange for 3,374,220 of the $7.00 Warrants (equivalent to approximately 0.1667 common shares for every $7.00 Warrant tendered), representing approximately 27% of the outstanding $7.00 Warrants.

During 2012, the Company also initiated and completed a tender offer to exchange outstanding $7.00 Warrants for shares of its own common stock (the “2012 Tender Offer”). The Company offered holders of its $7.00 Warrants one share of common stock for every six of the $7.00 Warrants tendered (equivalent to approximately 0.1667 common shares for every $7.00 Warrant tendered). As a result of the 2012 Tender Offer, the Company issued an aggregate of 1,386,941 shares of its common stock in exchange for an aggregate of 8,321,433 of the $7.00 Warrants.

As of December 31, 2012, 656,001 of the $7.00 Warrants remained outstanding, including 419,379 that are included as part of the units that were issued in connection with the formation of the Company which consisted of one share of common stock and one $7.00 Warrant. In February 2013, all outstanding $7.00 Warrants expired in accordance with their terms.

$11.50 Warrants

On September 29, 2009, in connection with the acquisition of Iridium Holdings, holders of approximately 14.4 million $7.00 warrants exchanged their existing warrants for new warrants to purchase its common stock at an exercise price of $11.50 per share (the “$11.50 Warrants”).

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

During 2011, the Company entered into several private transactions to exchange shares of its common stock for outstanding $11.50 Warrants. As a result of these transactions, the Company issued an aggregate of 1,643,453 shares of its common stock in exchange for an aggregate of 8,167,541 of the $11.50 Warrants.

During 2011, the Company initiated and completed a tender offer to exchange outstanding $11.50 Warrants for shares of its common stock (the “2011 Tender Offer”). As a result of the 2011 Tender Offer, the Company issued an aggregate of 1,303,267 shares of its common stock in exchange for an aggregate of 5,923,963 of the $11.50 Warrants. As of December 31, 2012, 277,021 of the $11.50 Warrants remained outstanding.

Series A Cumulative Convertible Perpetual Preferred Stock

In 2012, the Company issued 1,000,000 shares of its 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) in a private offering. The purchase price, equal to $96.85 per share, reflected an aggregate initial purchaser discount of $3.2 million. The Company received proceeds of $96.5 million from the sale of the Series A Preferred Stock net of the aggregate $3.5 million in initial purchaser discount and additional offering costs. The Company intends to use the net proceeds of the private offering to help fund the construction and deployment of Iridium NEXT and for other general corporate purposes.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $100 liquidation preference per share (equivalent to an annual rate of $7.00 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up. Holders of Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series A Preferred Stock may convert some or all of their outstanding Series A Preferred Stock initially at a conversion rate of 10.6022 shares of common stock per $100 liquidation preference, which is equivalent to an initial conversion price of approximately $9.43 per share of common stock (subject to adjustment in certain events). Except as otherwise provided, the Series A Preferred Stock are convertible only into shares of the Company’s common stock. In 2012, the Company paid $1.4 million in cash dividends to its holders of Series A Preferred Stock. As of December 31, 2012, holders of the Series A Preferred Stock have accrued $0.3 million in cash dividends and is included within accrued expenses and other current liabilities on the consolidated balance sheet. On February 26, 2013, the Company declared dividends of $1.8 million payable on March 15, 2013 to holders of the Series A Preferred Stock as of March 1, 2013.

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

4. Debt

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

Interest is payable on a semi-annual basis in April and October of each year. Prior to the repayment period described below, a portion of interest will be paid via a deemed loan and added to the related tranche principal, and the remainder is payable in cash. The amount of interest paid via a deemed loan for each tranche is as follows:

•	Tranche A – fixed rate of 3.56%; and
•	Tranche B – LIBOR plus 0.55%.

For the years ended December 31, 2012 and 2011, the Company incurred total interest expense of $25.5 million and $11.9 million, respectively, of which $17.8 million and $8.3 million, respectively, is payable via a deemed loan and the remainder is payable in cash on the scheduled semi-annual payment dates.

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

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, interest will be paid on the same date as the principal repayments. Interest expense incurred during the year ended December 31, 2012 was $25.5 million. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the assets; accordingly the Company capitalized $25.5 million related to interest incurred throughout the year. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $25.5 million in interest incurred during the year ended December 31, 2012 consisted of $7.7 million payable in cash, of which $6.1 million was paid during the year and $1.6 million was accrued at year end, and $17.8 million payable by deemed loans, of which $14.1 million was paid during the year and $3.7 million was accrued at year end. Total interest payable associated with the Credit Facility was $5.4 million and $2.9 million and is included in interest payable in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

The Credit Facility will mature seven years after the start of the repayment period. In addition, the Company is required to maintain minimum debt service reserve levels, which are estimated as follows:

At December 31,	Amount
(in millions)
2013	$81
2014	108
2015	135
2016	162
2017	189

These levels may be higher once the Company begins repayment under the Credit Facility. The minimum debt service reserve level at December 31, 2012 was $54.0 million, which is included in restricted cash on the consolidated balance sheet. Obligations under the Credit Facility are secured on a senior basis by a lien on substantially all of the Company’s assets.

The Company may not prepay any borrowings prior to December 31, 2015. If, on that date, a specified number of Iridium NEXT satellites have been successfully launched and the Company has adequate time and resources to complete the Iridium NEXT constellation on schedule, the Company may prepay the borrowings without penalty. In addition, following the completion of the Iridium NEXT constellation, the Company may prepay the borrowings without penalty. Any amounts repaid may not be reborrowed. The Company must repay the loans in full upon (i) a delisting of the Common Stock, (ii) a change in control of the Company or the Company ceasing to own 100% of specified subsidiaries or (iii) the sale of all or substantially all of the Company’s assets. The Company must apply all or a portion of specified capital raising proceeds, insurance proceeds and condemnation proceeds to the prepayment of the loans. The Credit Facility includes customary representations, events of default, covenants and conditions precedent to drawing of funds. The financial covenants include:

•	a minimum cash requirement;
•	a minimum debt-to-equity ratio level;
•	maximum capital expenditure levels;
•	minimum consolidated operational earnings before interest, taxes, depreciation and amortization levels;
•	minimum cash flow requirements from customers who have hosted payloads on the Company’s satellites;
•	minimum debt service reserve levels;
•	a minimum debt service coverage ratio level; and
•	maximum leverage levels.

The covenants also place limitations on the ability of the Company and its subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into certain transactions with affiliates, fund payments under the FSD from its own resources, incur debt, or make loans, guarantees or indemnities.

In August 2012, the Company entered into a supplemental agreement (the “Supplemental Agreement”), with the lenders under the Credit Facility. The Supplemental Agreement amended and restated the Credit Facility. The Supplemental Agreement authorizes the Company to fund and operate Aireon LLC (“Aireon”) for the purpose of establishing a space-based automatic dependent surveillance-broadcast (“ADS-B”) business for global aviation monitoring. Specifically, the Supplemental Agreement excludes Aireon from the group of companies (the Company and its material subsidiaries) that are obligors under the Credit Facility and from the Company’s consolidated financial results for purposes of calculating compliance with the financial covenants. The Supplemental Agreement allows the Company to make a $12.5 million investment in Aireon of which $7.5 million has been contributed as of December 31, 2012; the Company expects to fund the remaining $5.0 million in 2013. Additionally, the Supplemental Agreement allows the Company to make the injection of up to $10 million worth of airtime credits into Aireon, if needed, as provided for in the agreement between Aireon and Harris Corporation for the manufacture of the Aireon payload, and an additional investment of up to $15 million raised from issuances of the Company’s common equity. The Supplemental Agreement requires the Company to use any net distributions received from Aireon to repay the debt under the Credit Facility and to issue the lenders a security interest in the Company’s ownership interest in Aireon.

The Supplemental Agreement also includes revised financial covenant levels to reflect changes in timing of expected receipts of cash flows from secondary payloads and other changing business conditions and revised launch and backup launch requirements consistent with the amendment to the launch services agreement. The amendment to the Credit Facility does not modify the principal amount, interest rates, repayment dates, or maturity of the Credit Facility. The Supplemental Agreement required the Company to raise $100 million through a combination of the issuance of convertible preferred or common equity and warrant exercises by April 30, 2013. The Company satisfied this requirement primarily through the sale of its Series A Preferred Stock. The Company also received $9.1 million from the exercise of warrants during 2012.

As of December 31, 2012, the Company had borrowed $751.8 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2012 was approximately $1.0 billion. The Company recognized the semi-annual commitment fee on the undrawn portion of the Credit Facility of $10.2 million and $12.5 million for the years ended December 31, 2012 and 2011, respectively.

5. Motorola Settlement

On October 1, 2010, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Motorola, pursuant to which the parties settled the litigation filed by Motorola against Iridium Satellite and Iridium Holdings in the Circuit Court of Cook County, Illinois, County Department—Chancery Division (captioned Motorola, Inc. vs. Iridium Satellite LLC and Iridium Holdings LLC, Docket No. 10 CH 05684). On the same date, the parties entered into a series of other agreements. Pursuant to the Settlement Agreement, which contains no admission of liability by any party, and certain other agreements entered into on the same date, the Company agreed to pay Motorola an aggregate of $46.0 million, in consideration of payment of debt of $15.4 million otherwise due in 2010, expanded intellectual property licenses, the conversion of existing intellectual property licenses from being royalty-based to prepaid, transfer to the Company of ownership of certain intellectual property rights, termination of Motorola’s rights to distributions and payments based on the value of the Company upon certain “triggering events” and mutual releases of claims. Of the total $46.0 million, the Company paid $23.0 million contemporaneously with the execution of the Settlement Agreement and the remaining $23.0 million was reflected in the Promissory Note the Company issued to Motorola, which bore interest at the rate of 10%. In December 2010, the Company paid $0.8 million to Motorola which was applied against the Promissory Note principal. In May 2011, the Company paid $23.6 million to Motorola Solutions, successor to Motorola, as a payment in full for the outstanding balance of the Promissory Note, including accrued interest. Interest costs of $0.8 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively, was capitalized as part of the Company’s assets under construction and included within property and equipment, net in the consolidated balance sheets.

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

6. Boeing Operations and Maintenance Agreements

On July 21, 2010, the Company and Boeing entered into the O&M Agreement, pursuant to which Boeing agreed to provide transition services and continuing steady-state operations and maintenance services with respect to the satellite network operations center, telemetry, tracking and control stations and the on-orbit satellites (including engineering, systems analysis, and operations and maintenance services). Pursuant to the O&M Agreement, each of Boeing, Motorola Solutions and the U.S. government has the unilateral right to commence the de-orbit of the constellation upon the occurrence of certain enumerated events.

The O&M Agreement incorporates a de-orbit plan, which, if exercised, would cost approximately $17.2 million plus an amount equivalent to the premium of the de-orbit insurance coverage to be paid to Boeing in the event of a mass de-orbit of the satellite constellation. Under the prior operations and maintenance agreement, the Company was required to cause to be issued to Boeing a $15.4 million letter of credit as collateral for such costs. Under the O&M Agreement, the Company is no longer required to maintain a letter of credit and the prior letter of credit was allowed to expire in July 2010. In addition, on July 21, 2010, the Company and Boeing entered into an agreement pursuant to which Boeing will operate and maintain Iridium NEXT (the “NEXT Support Services Agreement”). Boeing will provide these services on a time-and-materials fee basis. The term of the NEXT Support Services Agreement runs concurrently with the estimated useful life of the Iridium NEXT constellation. The Company is entitled to terminate the agreement for convenience and without cause commencing in 2019.

The Company incurred expenses of $31.9 million, $34.3 million and $41.4 million relating to satellite operations and maintenance costs for the years ended December 31, 2012, 2011 and 2010, respectively, included in cost of services (exclusive of depreciation and amortization) in the consolidated statements of operations and comprehensive income.

7. Property and Equipment

Property and equipment consisted of the following at December 31:

	2012	2011
	(In thousands)
Satellite system	$337,677	$342,086
Ground system	16,751	15,652
Equipment	22,272	19,793
Internally developed software and purchased software	56,750	29,955
Building and leasehold improvements	28,070	27,832
	461,520	435,318
Less: accumulated depreciation	(240,186)	(176,995)
	221,334	258,323
Land	8,037	8,268
Construction in process:
Iridium NEXT systems under construction	972,908	569,439
Other construction in process	8,414	7,062
Total property and equipment, net of accumulated depreciation	$1,210,693	$843,092

Other construction in process consisted of the following at December 31:

	2012	2011
	(In thousands)
Internally developed software	$7,390	$5,429
Equipment	843	1,633
Ground system	181	-
Total other construction in process	$8,414	$7,062

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $68.1 million, $84.6 million and $78.3 million, respectively.

8. Intangible Assets

The Company has identifiable intangible assets as follows:

	December 31, 2012
	Useful	Gross	Accumulated	Net
	Lives	Carrying Value	Amortization	Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$-	$21,195
Spectrum and licenses	Indefinite	14,030	-	14,030
Total		35,225	-	35,225
Definite life intangible assets:
Customer relationships - government	5 years	20,355	(13,230)	7,125
Customer relationships - commercial	5 years	33,052	(21,484)	11,568
Core developed technology	5 years	4,842	(3,147)	1,695
Intellectual property	16.5 years (1)	16,439	(2,258)	14,181
Software	5 years	2,025	(1,317)	708
Total		76,713	(41,436)	35,277
Total intangible assets		$111,938	$(41,436)	$70,502

	December 31, 2011
	Useful	Gross	Accumulated	Net
	Lives	Carrying Value	Amortization	Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$-	$21,195
Spectrum and licenses	Indefinite	14,030	-	14,030
Total		35,225	-	35,225
Definite life intangible assets:
Customer relationships - government	5 years	20,355	(9,160)	11,195
Customer relationships - commercial	5 years	33,052	(14,873)	18,179
Core developed technology	5 years	4,842	(2,179)	2,663
Intellectual property	16.5 years (1)	16,439	(1,263)	15,176
Software	5 years	2,025	(911)	1,114
Total		76,713	(28,386)	48,327
Total intangible assets		$111,938	$(28,386)	$83,552

(1)	Intellectual property is allocated over the estimated useful life of the existing satellite systems and Iridium NEXT, which averages to 16.5 years.

The weighted average amortization period of intangible assets is 7.5 years. Amortization expense for the years ended December 31, 2012, 2011 and 2010, was $13.0 million, $13.0 million and $12.3 million, respectively.

Future amortization expense with respect to intangible assets existing at December 31, 2012, by year and in the aggregate, is as follows:

Year ending December 31,	Amount
(In thousands)
2013	$13,049
2014	10,036
2015	995
2016	995
2017	995
Thereafter	9,207
Total estimated future amortization expense	$35,277

9. Commitments and Contingencies

Thales

In June 2010, the Company executed the FSD with Thales for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD is approximately $2.2 billion, and the Company expects payment obligations under the FSD to extend into the third quarter of 2017. As of December 31, 2012, the Company had made total payments of $682.9 million to Thales, which were capitalized as construction in process within property and equipment, net in the accompanying consolidated balance sheet. The Company’s obligations to Thales that are currently scheduled for the years ending December 31, 2013, 2014, 2015, 2016 and 2017, are in the amounts of $454.5 million, $362.8 million, $275.2 million, $186.1 million and $144.3 million, respectively.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). As of December 31, 2012, the Company had made aggregate payments of $65.1 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheet.

In August 2012, the Company entered into an amendment to the SpaceX Agreement (the “SpaceX Amendment”). The SpaceX Amendment reduced the number of contracted launches and increased the number of satellites to be carried on each launch vehicle. The SpaceX Amendment also reduced the maximum price under the SpaceX Agreement from $492.0 million to $453.1 million. The Company's obligations to SpaceX under the SpaceX Amendment for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 are $4.6 million, $83.5 million, $169.1 million, $109.0 million and $21.8 million, respectively.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch services provider for Iridium NEXT. The agreement provides for the purchase of up to six launches and six additional launch options. Each launch can carry two satellites. If the Company purchases all six launches, the Company will pay Kosmotras a total of approximately $184.3 million. The Company expects to exercise an option to purchase one launch under the agreement to launch the first two Iridium NEXT satellites. If the Company does not purchase any additional launches by March 31, 2013, the remaining options will expire. As of December 31, 2012, the Company had made aggregate payments of $11.2 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheet. Based on the terms of the Kosmotras agreement, if the Company does not purchase any launches by March 31, 2013, the Kosmotras agreement will terminate and any amounts paid by the Company to Kosmotras in excess of $15.1 million will be refunded.

Supplier Purchase Commitments

The Company has a manufacturing agreement with two suppliers to manufacture subscriber equipment, one of which which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, the Company may be required to purchase certain materials if the materials are not used in production within the periods specified in the agreement. The supplier will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of December 31, 2012 and 2011, the Company had $1.4 million and $0.8 million, respectively, of such materials and the amounts were included in inventory on the accompanying consolidated balance sheets.

Unconditional purchase obligations are $199.0 million, which include the Company’s commitments with Boeing on the existing satellite system, an agreement with a supplier for the manufacturing of the Company’s devices and various commitments with other vendors. Unconditional purchase obligations are scheduled for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 in the amounts of $68.0 million, $38.2 million, $36.8 million, $37.0 million and $19.0 million, respectively.

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

The current policy has a renewable one-year term, which is scheduled to expire on December 8, 2013. The policy coverage is separated into Sections A, B, and C.

Section A coverage is currently in effect and covers product liability over Motorola’s position as manufacturer of the satellites. Liability limits for claims under Section A are $1.0 billion per occurrence and in the aggregate. There is no deductible for claims.

Section B coverage is currently in effect and covers risks in connection with in-orbit satellites. Liability limits for claims under Section B are $500 million per occurrence and in the aggregate for space vehicle liability and $500 million and $1.0 billion per occurrence and in the aggregate, respectively, with respect to de-orbiting. The balance of the unamortized premium payment for Sections A and B coverage as of December 31, 2012 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The deductible for claims under Section B is $250,000 per occurrence.

Section C coverage is effective once requested by the Company (the “Attachment Date”) and covers risks in connection with a decommissioning of the satellite system. Liability limits for claims under Section C are $500 million and $1.0 billion per occurrence and in the aggregate, respectively. The term of the coverage under Section C is 12 months from the Attachment Date. The premium for Section C coverage is $2.5 million and is payable on or before the Attachment Date. As of December 31, 2012, the Company had not requested Section C coverage since no decommissioning activities are currently anticipated. The deductible for claims under Section C is $250,000 per occurrence.

Operating Leases

The Company leases land, office space, and office and computer equipment under noncancelable operating lease agreements. Most of the leases contain renewal options of 1 to 10 years. The Company’s obligations under the current terms of these leases extend through 2020.

Additionally, several of the Company’s leases contain clauses for rent escalation including, but not limited to, a pro-rata share of increased operating and real estate tax expenses. Rent expense is recognized on a straight-line basis over the lease term. The Company leases facilities located in Chandler, Arizona; Tempe, Arizona; Bethesda, Maryland; McLean, Virginia; Canada and Norway. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases at December 31, 2012, are as follows:

Operating
Year ending December 31,	Leases
(In thousands)
2013	$2,948
2014	2,282
2015	2,072
2016	1,466
2017	1,330
Thereafter	3,354
Total	$13,452

Rent expense for the years ended December 31, 2012, 2011, and 2010 was $3.2 million, $3.0 million and $4.0 million, respectively.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

10. Stock-Based Compensation

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

Stock Option Awards

The stock option awards granted to employees generally (i) have a term of ten years, (ii) vest over a four-year period with 25% vesting after the first year of service and ratably on a quarterly basis thereafter, (iii) are contingent upon employment on the vesting date, and (iv) have an exercise price equal to the fair value of the underlying shares at the date of grant. The stock option awards granted to non-employee directors generally (i) represent a portion of their annual compensation, (ii) have a term of ten years, (iii) vest over the calendar year with 25% vesting on the last day of each calendar quarter, (iv) are contingent upon continued service on the vesting date, and (v) have an exercise price equal to the fair value of the underlying shares at the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility for options granted in 2012 and 2011 was based on the actual historical volatility of the Company’s stock price. The expected term of the award was calculated using the simplified method as the Company currently does not have sufficient experience of its own option exercise patterns. To the extent the Company’s actual forfeiture rate is different from its estimate of forfeitures, the stock-based compensation may differ in future periods. The Company does not anticipate paying dividends during the expected term of the grants; therefore, the dividend rate was assumed to be zero. The risk-free interest rate assumed is based upon U.S. Treasury Bond interest rates with similar terms at similar dates.

The stock options granted to consultants are generally subject to service vesting and vest quarterly over a two-year service period. The fair value of the consultant options is the then-current fair value attributable to the vesting portions of the awards, calculated using the Black-Scholes option pricing model.

Assumptions used in determining the fair value of the Company’s options were as follows:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	42% - 45%	40% - 45%	69% - 82%
Expected term (years)	5.50 - 6.25	5.50 - 6.25	5.50 - 6.25
Expected dividends	0%	0%	0%
Risk free interest rate	0.78% - 1.17%	1.16% - 2.65%	1.78% - 2.90%

During 2012, the Company granted approximately 0.9 million, 0.1 million and 0.1 million stock options to its employees, non-employee directors and consultants, respectively. The estimated aggregate grant-date fair values of the stock options granted to employees, non-employee directors and consultants during 2012 was $3.0 million, $0.3 million and $0.3 million, respectively.

A summary of the activity of the Company’s stock options as of December 31, 2012 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value
	(In thousands, except years and per share data)
Options outstanding at January 1, 2012	4,643	$8.45
Granted	1,080	$7.65
Cancelled or expired	(64)	$8.70
Exercised	(5)	$8.31
Forfeited	(223)	$8.29
Options outstanding at December 31, 2012	5,431	$8.30	7.69	$37
Options vested and exercisable at December 31, 2012	2,813	$8.48	7.08	$9
Options exercisable and expected to vest at December 31, 2012	5,372	$8.30	7.68	$37

The Company recognized $6.0 million, $5.6 million and $4.4 million of stock-based compensation expense related to these options in the years ended December 31, 2012, 2011 and 2010, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 were $3.31, $3.69, and $6.13 per share, respectively.

As of December 31, 2012, the total unrecognized cost related to non-vested options was approximately $9.0 million. This cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of the shares vested during the years ended December 31, 2012, 2011 and 2010 was approximately $6.7 million, $4.6 million and $3.8 million, respectively.

Restricted Stock Unit Awards

In 2012, the Company granted approximately 0.6 million service-based restricted stock units (“RSUs”) and 0.2 million performance-based RSUs to its employees. Employee service-based RSUs generally vest over a four-year service period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. Employee performance-based RSUs were awarded to the Company’s executives. Vesting of the performance-based RSUs is dependent upon the Company’s achievement of certain performance goals over a two-year measurement period. The number of performance-based RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. Provided that the Company achieves the performance goals, 50% of the RSUs will vest after two years and the remaining 50% after the third year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. The estimated aggregate grant-date fair values of the service-based RSUs and performance-based RSUs granted to employees during 2012 were $4.3 million and $1.8 million, respectively.

The Company granted approximately 0.1 million service-based RSUs to its non-employee directors during 2012. The grant-date fair value of the RSUs is based on the closing stock price of the Company’s Common Stock on the date of grant. The RSUs vest over the calendar year with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the RSUs granted to non-employee directors during 2012 was $0.8 million.

A summary of the Company’s activity for the year ended December 31, 2012 for outstanding RSUs is as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	RSUs	Per RSU
	(In thousands)
Outstanding at January 1, 2012	196	$8.02
Granted	910	$7.52
Forfeited	(70)	$7.53
Released	(29)	$7.86
Outstanding at December 31, 2012	1,007	$7.60
Vested at December 31, 2012	267

A summary of the Company’s activity for the year ended December 31, 2012 for unvested RSUs is as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	RSUs	Per RSU
	(In thousands)
Non-vested at January 1, 2012	-	$-
Granted	910	$7.52
Vested	(100)	$7.19
Forfeited	(70)	$7.53
Non-vested at December 31, 2012	740	$7.56

The Company recognized $2.1 million and $0.7 million of stock-based compensation expense related to these RSUs in the years ended December 31, 2012 and 2011, respectively.

11. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communications services and products.

The Company derived approximately 20%, 23% and 23% of its total revenue in the years ended December 31, 2012, 2011 and 2010, respectively, and approximately 25% and 27% of its accounts receivable balance at December 31, 2012 and 2011, respectively, from prime contracts or subcontracts with agencies of the U.S. government. The two largest commercial customers accounted for approximately 20%, 21%, and 19% of the Company’s total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Another single large commercial customer represented approximately 13% and 11% of the Company’s accounts receivable balance at December 31, 2012 and 2011, respectively.

The Company contracts for the manufacture of its subscriber equipment primarily from two manufacturers and utilizes other sole source suppliers for certain component parts of its devices. Should events or circumstances prevent the manufacturers or the suppliers from producing the equipment or component parts, the Company’s business could be adversely affected until the Company is able to move production to other facilities of the manufacturer or secure a replacement manufacturer or an alternative supplier for such component parts.

A significant portion of the Company’s satellite operations and maintenance service is provided by Boeing. Should events or circumstances prevent Boeing from providing these services, the Company’s business could be adversely affected until the Company is able to assume operations and maintenance responsibilities or secure a replacement service provider.

Net property and equipment by geographic area was as follows as of December 31:

	2012	2011
	(In thousands)
United States	$94,017	$79,263
Satellites in orbit	137,720	188,263
Iridium NEXT systems under construction	972,907	569,439
All others (1)	6,049	6,127
Total	$1,210,693	$843,092

(1)	No one other country represented more than 10% of property and equipment, net.

Revenue by geographic area was as follows for the years ended December 31:

	2012	2011
	(In thousands)
United States	$178,145	$176,043
Canada	53,279	52,419
United Kingdom	42,706	48,886
Other countries (1)	109,390	106,959
Total	$383,520	$384,307

(1)	No one other country represented more than 10% of revenue.

Revenue is attributed to geographic area based on the billing address of the distributor. Service location and the billing address are often not the same. The Company’s distributors sell services directly or indirectly to end users, who may be located or use the Company’s products and services elsewhere. The Company cannot provide the geographical distribution of end users because it does not contract directly with them. The Company does not have significant foreign exchange risk on sales, as invoices are generally denominated in United States Dollars.

12. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ compensation. Company-matching contributions to the Plan were $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company pays all administrative fees related to the Plan.

13. Income Taxes

U.S. and foreign components of income before income taxes are presented below:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
U.S. income	$94,719	$65,272	$34,450
Foreign income	299	309	162
Total income before income taxes	$95,018	$65,581	$34,612

The components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Current taxes:
Federal provision (benefit)	$(47)	$82	$716
State provision	96	816	89
Foreign provision	849	567	425
Total current tax provision	898	1,465	1,230
Deferred taxes:
Federal provision	30,014	21,089	11,339
State provision (benefit)	(610)	1,995	1,888
Foreign provision (benefit)	85	(3)	214
Total deferred tax provision	29,489	23,081	13,441
Total income tax provision	$30,387	$24,546	$14,671

In 2011 and 2012, Arizona enacted tax law changes resulting in a benefit to the Company’s net deferred tax expense. Due to the size and nature of the Company’s operations in Arizona, such changes have a significant impact on the tax provision in a given period. As a result of these law changes, the Company’s deferred tax expense was reduced by approximately $9.5 million and $3.1 million for the years ended December 31, 2012 and 2011, respectively.

A reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision is as follows:

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
U.S. federal statutory tax rate	$33,256	$22,955	$12,114
State taxes, net of federal benefit	3,837	2,561	1,351
State tax valuation allowance	1,943	-	-
Arizona tax law change	(9,524)	(3,126)	-
Other nondeductible expenses	414	854	582
Liability for uncertain tax positions	(45)	704	121
Provision to return and other adjustments	223	784	178
Other items	283	(186)	325
Total income tax provision	$30,387	$24,546	$14,671

The components of deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	As of December 31,
	2012	2011
	(In thousands)
Deferred tax assets
Long-term contracts	$22,894	$6,489
Deferred revenue	6,212	5,144
Federal, state and foreign net operating loss carryforwards and tax credits	122,948	94,225
Other	19,551	17,616
Total deferred tax assets	171,605	123,474
Valuation allowance	(2,200)	(441)
Net deferred tax assets	$169,405	$123,033

Deferred tax liabilities
Fixed assets and intangibles	$(58,930)	$(82,788)
Research and development expenditures	(254,312)	(154,419)
Other	(2,824)	(2,937)
Total deferred tax liabilities	$(316,066)	$(240,144)

Net deferred income tax liabilities	$(146,661)	$(117,111)

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

As of December 31, 2012, the Company had deferred tax assets related to cumulative U.S., state and foreign net operating loss carryforwards of approximately $310.1 million, $252.3 million and $0.7 million, respectively. These net operating loss carryforwards, if unutilized, will expire in various amounts from 2015 through 2032. The Company believes that the U.S. federal net operating losses will be utilized before the expiration dates and as such no valuation allowance has been established for these deferred tax assets. The Company does not expect to fully utilize all of its state net operating losses within the respective carryforward periods. As such, the Company has established a valuation allowance of $1.9 million. The Company also does not expect to fully utilize its foreign net operating losses within the respective carryforward periods. As such, the Company has established a full valuation allowance of $0.2 million. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of alternative minimum taxes, changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

As of December 31, 2012, the Company had approximately $1.8 million of deferred tax assets related to research and development tax credits that expire in various amounts from 2028 through 2031, $1.2 million of foreign tax credits which expire in various amounts from 2020 through 2022, and $1.3 million of deferred tax assets related to Alternative Minimum Tax credits which do not expire. The Company believes that the research and development credits will be fully utilized within the carryforward period. However, the Company does not expect to utilize all of its foreign tax credits within the respective carryforward periods. As such, the Company has established a valuation allowance of $0.1 million.

The Company has provided for U.S. income taxes on all undistributed earnings of its significant foreign subsidiaries since the Company does not indefinitely reinvest these undistributed earnings. The Company measures deferred tax assets and liabilities using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

Uncertain Income Tax Positions

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Significant judgment is required in evaluating tax positions and determining the provision for income taxes. The Company establishes liabilities for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes may be due. These liabilities are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are fully supportable. The Company adjusts these liabilities in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of changes to these liabilities.

The amount of uncertain tax positions if recognized at December 31, 2012 was $1.4 million, as compared to $1.5 million at December 31, 2011. It is reasonably possible that $0.5 million of the unrecognized tax benefit reflected at December 31, 2012 may reverse in the next 12 months as the Company reassesses its filing positions in various foreign jurisdictions. Any changes are not anticipated to have significant impact on the results of operations, financial position or cash flows of the Company. All of the Company’s uncertain tax positions, if recognized, would affect its income tax expense.

The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2012 and 2011, potential interest and penalties on unrecognized tax benefits were not significant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Iridium Holdings, LLC is currently under audit by the Internal Revenue Service. The Company does not expect any significant audit adjustments. Currently, there are no other U.S. federal, state or foreign jurisdiction audits. The Company’s corporate U.S. federal and state tax returns from 2008 to 2011 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2006 to 2011 remain subject to examination by tax authorities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	2012	2011
	(In thousands)
Balance at January 1,	$1,450	$746
Change attributable to tax positions taken in a prior period	38	234
Change attributable to tax positions taken in the current period	7	485
Decrease attributable to lapse of statute of limitations	(90)	(15)
Balance at December 31,	$1,405	$1,450

14. Net Income Per Share

The computations of basic and diluted net income per share are set forth below:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$62,939	$41,035	$19,941
Net income allocated to participating securities	(54)	(29)	(20)
Numerator for basic net income per share	62,885	41,006	19,921
Dividends on Series A Preferred Stock	1,692	-	-
Numerator for diluted net income per share	$64,577	$41,006	$19,921

Denominator:
Denominator for basic net income per share - Weighted
average outstanding common shares	74,239	72,164	70,289
Dilutive effect of warrants	1,272	1,395	2,667
Dilutive effect of stock options	6	-	-
Dilutive effect of Series A Preferred Stock	2,665	-	-
Denominator for diluted net income per share	78,182	73,559	72,956

Net income per share - basic	$0.85	$0.57	$0.28
Net income per share - diluted	$0.83	$0.56	$0.27

At December 31, 2012, warrants to purchase 0.3 million shares of common stock, options to purchase 4.3 million shares of common stock and 0.5 million unvested RSUs were not included in the computation of diluted net income per share as the effect would be anti-dilutive. After December 31, 2012, the Company granted approximately 0.3 million stock options and 0.1 million RSUs to employees and non-employee directors. These grants could have dilutive effects on net income per share in future periods.

At December 31, 2011, warrants to purchase 5.8 million shares of common stock and options to purchase 4.6 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

At December 31, 2010, warrants to purchase 14.4 million shares of common stock and options to purchase 3.0 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

15. Selected Quarterly Information (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2012 and 2011:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(In thousands, except per share data)
Revenue	$93,474	$97,321	$100,441	$92,284
Operating income	$14,088	$28,274	$31,688	$31,024
Net income	$12,418	$17,663	$17,839	$16,711
Net income per common share - basic	$0.17	$0.24	$0.24	$0.20
Net income per common share -diluted	$0.16	$0.23	$0.23	$0.19

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(In thousands, except per share data)
Revenue	$91,303	$95,903	$102,124	$94,977
Operating income	$16,301	$20,743	$24,198	$15,759
Net income	$8,928	$11,677	$12,013	$8,417
Net income per common share - basic	$0.13	$0.16	$0.16	$0.11
Net income per common share -diluted	$0.12	$0.16	$0.16	$0.11

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Such internal control includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of our company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by its internal controls. During the preparation of our financial statements for the quarter ended September 30, 2012, our management identified errors related to deferred income taxes of a non-operating foreign subsidiary, which were not reflected properly in our income tax provision, and undrawn credit facility fee expense. As a result of these errors, we restated our 2011, 2010 and 2009 consolidated financial statements as described in our Form 10-K/A filed with the SEC on November 20, 2012. In addition, we identified a deficiency in internal control over financial reporting in the area of accounting for income taxes, and further concluded that this deficiency constituted a material weakness at December 31, 2011. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2011. This material weakness was remediated as of December 31, 2012.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm, Ernst & Young LLP, has audited our 2012 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2012 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, as a result of the identification of the errors that led to the restatement of the financial statements and the related reassessment of internal control over financial reporting in the fourth quarter of 2012, management implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we re-evaluated our historical tax positions, performed additional analysis on our deferred income tax balances, and expanded and improved our review processes for the preparation of the income tax accounts and related disclosures, utilizing both experienced internal staff and third-party income tax professionals. As part of our assessment of internal control over financial reporting for fourth quarter of 2012, management tested and evaluated the implemented controls to determine that the controls are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. There were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Iridium Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Iridium Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iridium Communications Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 5, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

March 5, 2013

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2013 Proxy Statement entitled “Board of Directors and Committees,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2013 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2013 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2013 Proxy Statement entitled “Transactions with Related Parties” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2013 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

Iridium Communications Inc.:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

The financial statement schedules are not included here because required information is included in the consolidated financial statements.

(3) Exhibits

The exhibits that are filed or furnished with this report or that are incorporated by reference herein are set forth in the Exhibit Index on page 90, which is incorporated by reference herein.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: March 5, 2013	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ Matthew J. Desch	Chief Executive Officer and Director	March 5, 2013
Matthew J. Desch	(Principal Executive Officer)

/s/ Thomas J. FItzpatrick	Chief Financial Officer	March 5, 2013
Thomas J. Fitzpatrick	(Principal Financial Officer)

/s/ Richard P. Nyren	Vice President and Corporate Controller	March 5, 2013
Richard P. Nyren	(Principal Accounting Officer)

/s/ Robert H. NIehaus	Director and Chairman of the Board	March 5, 2013
Robert H. Niehaus

/s/ J. Darrel Barros	Director	March 5, 2013
J. Darrel Barros

/s/ Scott L. Bok	Director	March 5, 2013
Scott L. Bok

/s/ Thomas C. Canfield	Director	March 5, 2013
Thomas C. Canfield

/s/ Peter M. Dawkins	Director	March 5, 2013
Peter M. Dawkins

/s/ Alvin B. Krongard	Director	March 5, 2013
Alvin B. Krongard

/s/ Eric T. Olson	Director	March 5, 2013
Eric T. Olson

/s/ Steven B. Pfeiffer	Director	March 5, 2013
Steven B. Pfeiffer

/s/ Parker W. RUsh	Director	March 5, 2013
Parker W. Rush

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

3.2	Certificate of Designations of Iridium Communications Inc. filed on October 3, 2012 with the Secretary of State of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the 7% Series A Cumulative Perpetual Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2012.

3.3	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2008.

4.3	Warrant Agreement for $11.50 Warrants between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.4	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.1†	Supplemental Agreement dated as of August 1, 2012 between Iridium Satellite LLC and Société Générale, as COFACE Agent, amending and restating the COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.2	Security Agreement, dated as of October 13, 2010, between the Registrant, Iridium Satellite LLC, Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, SE Licensing LLC, Iridium Government Services LLC, Iridium Constellation LLC, Syncom-Iridium Holdings Corp. and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.3	Pledge Agreement, dated as of October 13, 2010, between the Registrant, Syncom-Iridium Holdings Corp., Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Satellite LLC, Iridium Constellation LLC and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.4	Stock Pledge Agreement, dated as of October 13, 2010, between the Registrant and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.5††	Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC, Iridium Satellite LLC, NAV CANADA and NAV CANADA Satellite, Inc., dated as of November 19, 2012.

10.6†	Settlement Agreement between Iridium Holdings LLC, Iridium Satellite LLC, the Registrant and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.7†	Security Agreement, dated as of September 30, 2010, between Iridium Satellite LLC and Deutsche Bank Trust Company Americas, acting as Collateral Agent, incorporated by reference to Exhibit C to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

Exhibit No.	Document

10.8	Guaranty, dated as of September 30, 2010, by Iridium Holdings LLC and the Registrant in favor of Motorola, Inc., incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.9	Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.10	Amendment No. 1 to Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of December 30, 2010, incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.11†	System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.12	Supplemental Subscriber Equipment Technology Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.13†	Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 1, 2010, incorporated by reference to Annex 1 to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on October 29, 2010.

10.14†	Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 14, 2011.

10.15†	Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.16†	Amendment No. 3 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2010, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.17†	Amendment No. 4 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated as of April 29, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.18†	Amendment No. 5 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 12, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011.

10.19†	Amendment No. 6 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 24, 2011, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.20†	Amendment No. 7 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 12, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.21†	Amendment No. 8 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 13, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.22†	Amendment No. 9 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q filed with the SEC on August 2, 2012.

10.23†	Amendment No. 10 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q filed with the SEC on August 2, 2012.

10.24†	Amendment No. 11 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 3, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

Exhibit No.	Document

10.25†	Amendment No. 12 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 6, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.26††	Amendment No. 13 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2012.

10.27††	Amendment No. 14 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated November 8, 2012.

10.28†	Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated March 19, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.29†	Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.30†	Amendment No. 2 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., effective as of August 1, 2012, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.31†	Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 14, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.32†	Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of June 19, 2012, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on September 12, 2012.

10.33†	Amendment No. 1 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of July 31, 2012, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.34†	Amendment No. 2 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of September 4, 2012, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.35†	Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, dated as of May 28, 2010, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.36	Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.37†	Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September 7, 2010, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.38	Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.39	Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.40	Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

Exhibit No.	Document

10.41†	Amended and Restated Contract Boeing No. BSC-2000-001 between Iridium Constellation LLC and The Boeing Company for Transition, Operations and Maintenance, Engineering Services, and Re-Orbit of the Iridium Communications System, dated as of May 28, 2010, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.42	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.43†	Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.44*	Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.45*	Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.46*	Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.47*	Employment Agreement between the Registrant and S. Scott Smith, dated as of March 2010, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.48*	Amendment to Employment Agreement between the Registrant and S. Scott Smith, dated as of December 31, 2010, incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.49*	Employment Agreement between the Registrant and Gregory Ewert, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.50*	Employment Agreement between the Registrant and John Roddy, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.51*	Employment Agreement between the Registrant and Donald L. Thoma, dated as of December 31, 2010.

10.52*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.53	Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed with the SEC on February 4, 2008.

10.54*	Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.55*	Form of Restricted Stock Unit Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.56*	Performance Share Program established under the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

10.57*	Form of Performance Share Award Agreement for use in connection with the Performance Share Program established under the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

10.58*	Form of Stock Option Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

Exhibit No.	Document

10.59*	Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.60*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.61*	Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the SEC on April 10, 2012.

10.62*	Forms of Stock Option Grant Notice and Stock Option Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.63*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.64*	Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.65*	2012 Executive Cash Performance Bonus Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 13, 2012.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
*	Denotes compensatory plan, contract or arrangement.

