Form 10-Q
period 2013-03-31
Iridium Communications Inc.
filed 2013-05-02
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 26, 2013 was 76,593,862.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$205,310	$254,418
Marketable securities	66,615	-
Accounts receivable, net	57,210	56,135
Inventory	26,426	26,335
Deferred tax assets, net	21,160	21,160
Income tax receivable	1,301	4,302
Prepaid expenses and other current assets	5,212	4,816
Total current assets	383,234	367,166
Property and equipment, net	1,242,526	1,210,693
Restricted cash	67,723	54,233
Other assets	6,603	2,912
Intangible assets, net	67,240	70,502
Deferred financing costs	122,210	123,796
Goodwill	87,039	87,039
Total assets	$1,976,575	$1,916,341

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,284	$13,834
Accrued expenses and other current liabilities	35,398	26,704
Interest payable	14,037	5,359
Deferred revenue	42,945	42,755
Total current liabilities	119,664	88,652
Accrued satellite operations and maintenance expense, net
of current portion	17,392	17,727
Credit facility	751,787	751,787
Deferred tax liabilities, net	175,168	167,821
Other long-term liabilities	20,712	13,796
Total liabilities	1,084,723	1,039,783

Commitments and contingencies

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized,
issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 76,594
shares issued and outstanding and 76,461 shares issued and outstanding, respectively	77	76
Additional paid-in capital	795,725	793,511
Retained earnings	96,494	83,328
Accumulated other comprehensive loss, net of taxes	(444)	(357)
Total stockholders' equity	891,852	876,558
Total liabilities and stockholders' equity	$1,976,575	$1,916,341

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue:
Services	$68,787	$66,848
Subscriber equipment	17,331	21,540
Engineering and support services	3,071	5,086
Total revenue	89,189	93,474

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	14,476	18,003
Cost of subscriber equipment	11,120	13,342
Research and development	1,659	5,689
Selling, general and administrative	18,365	18,148
Depreciation and amortization	18,231	24,204
Total operating expenses	63,851	79,386

Operating income	25,338	14,088

Other income (expense):
Interest income, net	637	68
Undrawn credit facility fees	(2,096)	(2,779)
Other income (expense), net	(1,396)	92
Total other expense	(2,855)	(2,619)
Income before income taxes	22,483	11,469
Benefit from (provision for) income taxes	(7,549)	949
Net income	14,934	12,418
Series A Preferred Stock dividends	1,750	-
Net income attributable to common stockholders	$13,184	$12,418

Weighted average shares outstanding - basic	76,768	73,401
Weighted average shares outstanding - diluted	87,397	75,337
Net income attribuatble to common stockholders per share - basic	$0.17	$0.17
Net income attribuatble to common stockholders per share - diluted	$0.17	$0.16

Comprehensive income:
Net income	$14,934	$12,418
Foreign currency translation adjustments	(73)	32
Unrealized loss on marketable securities	(14)	-
Comprehensive income	$14,847	$12,450

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net cash provided by operating activities	$57,196	$36,385

Cash flows from investing activities:
Capital expenditures	(19,244)	(34,791)
Purchases of marketable securities	(70,793)	-
Sales and maturities of marketable securities	4,103	-
Investment in equity mehod affiliate	(5,000)	-
Net cash used in investing activities	(90,934)	(34,791)

Cash flows from financing activities:
Borrowings under credit facility	-	23,944
Payment of deferred financing fees	(130)	(1,483)
Change in restricted cash - Credit Facility	(13,490)	(13,493)
Payment of dividends	(1,750)	-
Net cash (used in) provided by financing activities	(15,370)	8,968

Net (decrease) increase in cash and cash equivalents	(49,108)	10,562
Cash and cash equivalents, beginning of period	254,418	136,366
Cash and cash equivalents, end of period	$205,310	$146,928

Supplemental cash flow information:
Income taxes paid (refunded)	$(2,981)	$204

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$20,409	$107,078
Interest capitalized but not paid	$14,037	$4,903
Capitalized amortization of deferred financing costs	$1,715	$-
Stock-based compensation capitalized	$310	$122

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Principles of Consolidation

Iridium Communications, Inc. (the “Company”) has prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All material intercompany transactions and balances have been eliminated.

In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). While the Company believes that the disclosures are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the 2012 annual consolidated financial statements and notes included in its Form 10-K filed with the SEC on March 5, 2013.

2. Fair Value Measurements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, marketable securities, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. The fair value hierarchy consists of the following tiers:

•	Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities;
•	Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2013 and December 31, 2012, the carrying values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities and other obligations) approximate their fair values because of their short-term nature. The fair value of the Company’s investments in money market funds, commercial paper and short-term U.S. agency securities with original maturities of less than ninety days approximates their face value; such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheet.

The fair value of the Company’s investments in fixed-income debt securities and commercial paper with original maturities of greater than ninety days are obtained using similar investments traded on active securities exchanges and are classified as Level 2.

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash and cash equivalents balance as of December 31, 2012 consisted of cash deposited in institutional money market funds and regular interest bearing and non-interest bearing depository accounts. During the first quarter of 2013, the Company made investments in commercial paper and government issued debt securities with maturities within ninety days of purchase which are classified as cash equivalents. The cash and cash equivalents balance at March 31, 2013 consisted of cash deposited in institutional money market funds, regular interest bearing and non-interest bearing depository accounts, commercial paper, and government issued debt securities with original maturities of less than ninety days. The following table summarizes the Company’s cash and cash equivalents as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,	Recurring Fair
	2013	2012	Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$90,272	$166,326
Money market funds	88,188	88,092	Level 1
Commercial paper	9,997	-	Level 2
Government issued debt securities	16,853	-	Level 2
Total Cash and cash equivalents	$205,310	$254,418

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to the $1.8 billion loan facility (the “Credit Facility”). As of March 31, 2013 and December 31, 2012, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $67.7 million and $54.2 million, respectively.

Marketable Securities

During the first quarter of 2013, the Company invested in certain marketable securities. These marketable securities consist of corporate and foreign fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale as of March 31, 2013 and included in current assets on the condensed consolidated balance sheet. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no realized gains on the sale of marketable securities for the three months ended March 31, 2013. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined no other-than-temporary declines in value existed at March 31, 2013. The Company did not have any marketable securities at December 31, 2012. The following table summarizes the Company’s marketable securities as of March 31, 2013:

	March 31,	Recurring Fair
	2013	Value Measurement
	(in thousands)
Marketable securities
Fixed-income debt securities	$46,642	Level 2
Commercial paper	19,973	Level 2
Total Marketable securities	$66,615

As of March 31, 2013 all investments in fixed income securities with original maturities in excess of three months are included in marketable securities on the consolidated balance sheet. The following table presents the contractual maturities of the fixed income debt securities and commercial paper held as of March 31, 2013:

	Amortized	Gross Unrealized	Estimated
	Cost	Loss	Fair Value
	(in thousands)
Fixed-income debt securities
Mature within one year	$14,813	$(6)	$14,807
Mature after one year and within three years	31,843	(8)	31,835
Commercial paper
Mature within one year	19,973	-	19,973
Total	$66,629	$(14)	$66,615

4. Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income. Changes in the warranty reserve during the three months ended March 31, 2013 were as follows:

Three Months Ended
March 31, 2013
(in thousands)
Balance at beginning of the period	$4,050
Provision	2,286
Utilization	(1,751)
Balance at end of the period	$4,585

5. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT, the Company’s next-generation satellite constellation. The total price under the FSD is $2.2 billion, and the Company expects payment obligations under the FSD to extend into the third quarter of 2017. As of March 31, 2013, the Company had made aggregate payments of $806.0 million to Thales, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). In August 2012, the Company entered into an amendment to the SpaceX Agreement (the “SpaceX Amendment”). The SpaceX Amendment reduced the number of contracted launches and increased the number of satellites to be carried on each launch vehicle. The SpaceX Amendment also reduced the maximum price under the SpaceX Agreement from $492.0 million to $453.1 million. As of March 31, 2013, the Company had made aggregate payments of $65.1 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement provides for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. If all six launches are purchased, the Company will pay Kosmotras a total of $184.3 million. As of March 31, 2013, the Company had made aggregate payments of $11.2 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. If the Company elects to purchase all six launches, the remaining amounts owed under the contract will be paid through 2015 or 2016, depending on the launch schedule.

Based on the terms of the Kosmotras Agreement, as amended for contract term extensions, if the Company does not purchase any launches by December 31, 2013, the Kosmotras Agreement will terminate and any amounts paid by the Company to Kosmotras in excess of $15.1 million will be refunded.

Operating Leases

The Company leases land, office space, and office and computer equipment under noncancelable operating lease agreements. In the first quarter of 2013, the Company renewed the lease term for its technical support center (the “TSC”) located in Chandler, Arizona. The lease for the TSC was extended from 2014 to 2024. Future minimum lease payments, by year and in the aggregate, under the noncancelable operating lease starting in 2014 for the TSC are as follows:

Operating
Year ending December 31,	Lease
(In thousands)
2014	$359
2015	730
2016	755
2017	779
2018	804
Thereafter	4,621
Total	$8,048

Credit Facility

In October 2010, the Company entered into the Credit Facility with a syndicate of bank lenders (the “Lenders”). The Credit Facility was subsequently amended in August 2012. The Company had borrowed an aggregate total of $751.8 million as of March 31, 2013. The unused portion of the Credit Facility as of March 31, 2013 was approximately $1.0 billion. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for repayment. As of March 31, 2013, the minimum required cash reserve balance was $67.5 million. This amount is included in restricted cash in the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility and will be $189.0 million at the beginning of the repayment period, which is expected to begin in 2017.

Interest costs incurred under the Credit Facility were $8.6 million for the three months ended March 31, 2013. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $8.6 million in interest incurred during the three months ended March 31, 2013 consisted of $2.6 million payable in cash and $6.0 million payable by deemed loans. No payments were made during the quarter. Total interest payable associated with the Credit Facility was $14.0 million and is included in interest payable in the accompanying condensed consolidated balance sheet as of March 31, 2013.

The Company also pays a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. The total commitment fee payable on the undrawn portion of the Credit Facility was $4.4 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2013.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

6. Stock-Based Compensation

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

During 2012, the Company’s stockholders approved a stock incentive plan (the “2012 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of March 31, 2013, 13,416,019 shares of common stock were authorized for issuance as awards under the 2012 Stock Incentive Plan.

Non-employee directors elected to receive a portion of their 2013 annual compensation in the form of equity awards, in an aggregate amount of approximately 68,000 stock options and 112,000 RSUs. These stock options and RSUs were granted in January 2013 and vest over the remainder of 2013 with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was $0.2 million. The estimated aggregate grant-date fair value of the RSUs was $0.8 million.

During the three months ended March 31, 2013, the Company granted approximately 1,122,000 stock options, 523,000 service-based RSUs, and 228,000 performance-based RSUs to its employees. Employee stock options and service-based RSUs generally vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The performance-based RSUs were awarded to the Company’s executives. Vesting of the performance-based RSUs is dependent upon the Company’s achievement of certain performance goals over a two-year measurement period. The number of performance-based RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. Provided that the Company achieves the performance goals, 50% of the RSU awards will vest after two years and the remaining 50% after the third year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. The estimated aggregate grant-date fair values of the stock options, service-based RSUs, and performance-based RSUs granted to employees during the three months ended March 31, 2013 were $2.9 million, $3.2 million, and $1.4 million, respectively.

7. Equity Instruments

$7.00 Warrants

In connection with the Company’s initial public offering in February 2008, the Company sold 40.0 million units at a price of $10.00 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant (a “$7.00 Warrant”). Each $7.00 Warrant entitled the holder to purchase from the Company one share of common stock at a price of $7.00 per share.

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

In addition, during 2012, the Company initiated and completed a tender offer to exchange outstanding $7.00 Warrants for shares of its own common stock (the “2012 Tender Offer”). The Company offered holders of its $7.00 Warrants one share of common stock for every six of the $7.00 Warrants tendered (equivalent to approximately 0.1667 common shares for every $7.00 Warrant tendered). As a result of the 2012 Tender Offer, the Company issued an aggregate of 1,386,941 shares of its common stock in exchange for an aggregate of 8,321,433 of the $7.00 Warrants.

On February 14, 2013, the remaining 655,499 outstanding and unexercised $7.00 Warrants expired in accordance with their terms.

$11.50 Warrants

On September 29, 2009, in connection with the acquisition of Iridium Holdings LLC, holders of approximately 14.4 million $7.00 Warrants exchanged their existing warrants for new warrants to purchase the Company’s common stock at an exercise price of $11.50 per share (the “$11.50 Warrants”).

The Company may redeem each of the $11.50 Warrants at a price of $0.01 upon 30 days prior notice, provided that the warrants are exercisable and the registration statement covering the common stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the closing price of the common stock is at least $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If the registration statement is not still effective at the time of exercise, the holders of the $11.50 Warrants will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $11.50 Warrants may expire unexercised and unredeemed. The number of shares of the Company’s common stock issuable upon the exercise of each $11.50 Warrant is subject to adjustment from time to time upon the occurrence of specified events. As of March 31, 2013, 277,021 of the $11.50 Warrants remained outstanding. Any remaining outstanding $11.50 Warrants will expire in February 2015.

Series A Cumulative Convertible Perpetual Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share. In the fourth quarter of 2012, the Company issued 1,000,000 shares of its 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) in a private offering. The Company received proceeds of $96.5 million from the sale of the Series A Preferred Stock net of the aggregate $3.5 million in initial purchaser discount and additional offering costs. The Company intends to use the net proceeds of the private offering to help fund the construction and deployment of Iridium NEXT and for other general corporate purposes. The remaining 1,000,000 authorized shares of preferred stock remain undesignated and unissued as of March 31, 2013 and December 31, 2012.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $100 liquidation preference per share (equivalent to an annual rate of $7.00 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up. Holders of Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series A Preferred Stock may convert some or all of their outstanding Series A Preferred Stock initially at a conversion rate of 10.6022 shares of common stock per $100 liquidation preference, which is equivalent to an initial conversion price of approximately $9.43 per share of common stock (subject to adjustment in certain events). Except as otherwise provided, the Series A Preferred Stock is convertible only into shares of the Company’s common stock.

In the fourth quarter of 2012, the Company paid $1.4 million in cash dividends to its holders of Series A Preferred Stock. On February 26, 2013, the Company declared dividends of $1.8 million to holders of the Series A Preferred Stock as of March 1, 2013. These dividends were paid on March 15, 2013. As of March 31, 2013, holders of the Series A Preferred Stock have accrued $0.3 million in cash dividends which is included within accrued expenses and other current liabilities on the consolidated balance sheet.

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

8. Net Income Per Share

The computations of basic and diluted net income per share are set forth as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$13,184	$12,418
Net income allocated to participating securities	(21)	(17)
Numerator for basic net income per share	13,163	12,401
Dividends on Series A Preferred Stock	1,750	-
Numerator for diluted net income per share	$14,913	$12,401

Denominator:
Denominator for basic net income per share - weighted
average outstanding common shares	76,768	73,401
Dilutive effect of warrants	-	1,935
Dilutive effect of stock options	-	1
Dilutive effect of contingently issuable shares	27	-
Dilutive effect of Series A Preferred Stock	10,602	-
Denominator for diluted net income per share	87,397	75,337

Net income per share - basic	$0.17	$0.17
Net income per share - diluted	$0.17	$0.16

For the three months ended March 31, 2013, warrants to purchase 0.6 million shares of common stock and options to purchase 5.3 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the three months ended March 31, 2013, 0.8 million unvested RSUs were excluded from the computation of diluted net income per share.

For the three months ended March 31, 2012, warrants to purchase 0.3 million shares of common stock and options to purchase 4.2 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 5, 2013 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 5, 2013 could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and commercial end-users. We provide these services using our constellation of in-orbit satellites and related ground infrastructure, including a primary commercial gateway. We utilize an interlinked, mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing more than 70 service providers, more than175 value-added resellers, or VARs, and more than 50 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At March 31, 2013, we had approximately 621,000 billable subscribers worldwide, an increase of 14% from approximately 544,000 billable subscribers at March 31, 2012. We have a diverse customer base, with end-users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue than in the past. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, and on hardware and software upgrades to our ground infrastructure in preparation for Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our information technology systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. We believe our $1.8 billion loan facility, or the Credit Facility, together with internally generated cash flows, including cash flows from hosted payloads and proceeds from our recent sale of convertible preferred stock, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through early 2017. As of April 30, 2013, we had borrowed a total of $779.9 million under the Credit Facility. For more information about our sources of funding, refer to “Liquidity and Capital Resources.”

Recent Developments

Expiration of Outstanding $7.00 Warrants

In connection with our initial public offering in February 2008, we issued warrants, referred to as the $7.00 Warrants, each of which entitled the holder thereof to purchase from us one share of our common stock at a price of $7.00 per share. As described elsewhere in this report, during 2012, we entered into privately negotiated warrant exchanges with the largest holder of the outstanding $7.00 Warrants and also initiated and completed a tender offer to exchange outstanding $7.00 Warrants, in each case for shares of our common stock. As a result of these transactions, an aggregate of 11,695,653 of the $7.00 Warrants were exchanged in 2012. On February 14, 2013, the remaining 655,499 outstanding and unexercised $7.00 Warrants expired in accordance with their terms.

U.S. Government Contract Extensions

We provide maintenance services for the U.S. Department of Defense, or DoD, gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by the DoD’s Defense Information Systems Agency, or DISA. We entered into the GMSS contract in April 2008. The GMSS contract provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The U.S. government exercised all of the options and partially exercised its ability under federal acquisition regulations to extend the agreement for up to six months. As a result, the GMSS contract is currently scheduled to expire on May 31, 2013. The government has also informed us that it intends to fully exercise the extension, through September 30, 2013. We are pursuing a contract renewal with DISA to continue providing GMSS services after the current contract expires. The U.S. government may terminate the GMSS contract, in whole or in part, at any time.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract managed by DISA. The contract, entered into in April 2008, provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The U.S. government exercised all of the options and exercised its ability under federal acquisition regulations to extend the agreement for six months. As a result of the election for extension, the EMSS contract will expire on September 30, 2013. We are pursuing a contract renewal with DISA to provide EMSS services after the current contract expires. The EMSS contract allows authorized customers to purchase Iridium airtime services, provided through DoD’s dedicated gateway, under a set of rate schedules tailored for each of our services, including a fixed monthly per-user fee for voice and circuit-switched data, a fixed monthly per-user fee for paging services, a tiered pricing plan, based on usage per device, for short-burst data services, and a fixed monthly per-user fee for Netted Iridium usage plus a monthly fee for each active user-defined net. The U.S. government is not required to guarantee a minimum number of users under this agreement. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;
•	increased demand for communications services by the DoD disaster and relief agencies and emergency first responders;
•	a broad and expanding wholesale distribution network with access to diverse and geographically dispersed niche markets;
•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;
•	regulatory mandates requiring the use of mobile satellite services;
•	a general reduction in prices of mobile satellite services and subscriber equipment; and
•	geographic market expansion through the receipt of licenses to sell our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop products and services for Iridium NEXT, including our ability to continue to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites;
•	our ability to obtain sufficient internally generated cash flows, including cash flows from hosted payloads, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;
•	Aireon LLC’s ability to successfully fund, develop and market its space-based automatic dependent surveillance-broadcast, or ADS-B, global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;
•	our ability to maintain the health, capacity, control and level of service of our existing satellite network until and during the transition to Iridium NEXT;
•	changes in general economic, business and industry conditions;
•	our reliance on a single primary commercial gateway and a primary satellite network operations center;
•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;
•	changes in demand from U.S. government customers, particularly the DoD;
•	our ability to successfully negotiate a new contract with the DoD when it expires in September 2013;
•	market acceptance of our products;
•	regulatory requirements in existing and new geographic markets;
•	rapid and significant technological changes in the telecommunications industry;
•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;
•	reliance on single-source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and
•	reliance on a few significant customers for a substantial portion of our revenue, where the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
		% of Total		% of Total	Change
($ in thousands)	2013	Revenue	2012	Revenue	Dollars	Percent
Revenue:
Services	$68,787	77%	$66,848	72%	$1,939	3%
Subscriber equipment	17,331	19%	21,540	23%	(4,209)	(20%)
Engineering and support services	3,071	4%	5,086	5%	(2,015)	(40%)
Total revenue	89,189	100%	93,474	100%	(4,285)	(5%)

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	14,476	16%	18,003	19%	(3,527)	(20%)
Cost of subscriber equipment	11,120	12%	13,342	14%	(2,222)	(17%)
Research and development	1,659	2%	5,689	6%	(4,030)	(71%)
Selling, general and administrative	18,365	21%	18,148	20%	217	1%
Depreciation and amortization	18,231	21%	24,204	26%	(5,973)	(25%)
Total operating expenses	63,851	72%	79,386	85%	(15,535)	(20%)
Operating income	$25,338	28%	$14,088	15%	$11,250	80%

Revenue

Total revenue decreased by 5% to $89.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily due to a decrease in equipment unit sales for the Iridium 9555 handset and the Iridium 9602 short-burst data transceiver and a decrease in revenue from government-sponsored engineering and support contracts. The decrease in revenue was partially offset by an increase in service revenue due to a 14% year-over-year increase in billable subscribers.

Service Revenue

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$42.4	332	$43	$41.9	313	$45	$0.5	19	$(2)
Commercial M2M data	11.3	238	16	9.2	183	18	2.1	55	(2)
Total Commercial	53.7	570		51.1	496		2.6	74
Government voice and data	14.2	34	136	15.1	36	138	(0.9)	(2)	(2)
Government M2M data	0.9	17	19	0.6	12	18	0.3	5	1
Total Government	15.1	51		15.7	48		(0.6)	3
Total	$68.8	621		$66.8	544		$2.0	77

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased by 3% for the three months ended March 31, 2013, compared to the prior year period, primarily due to growth in billable subscribers partially offset by decreases in ARPU for both voice and data services.

Commercial voice and data revenue increased principally due to an increase in billable subscribers and an increase in access fee revenue resulting from targeted price increases. These increases were partially offset by a decrease in commercial voice ARPU due to a decline in average minutes of use per post-paid and Iridium OpenPort® subscriber. Future growth in commercial voice revenue may be negatively affected by reductions in non-U.S. defense spending and deployed non-U.S. troop levels. Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. We anticipate continued growth in billable commercial subscribers for the remainder of 2013.

Government voice and data revenue decreased principally due to a reduction in billable subscribers and a decrease in ARPU. Government voice and data ARPU decreased due to a higher proportion of billable subscribers on lower priced plans for Netted Iridium®, a service that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. The increase in government M2M data revenue was driven primarily by billable subscriber growth. We expect government voice ARPU to be lower in 2013 compared to 2012 as usage of lower priced Netted Iridium continues to grow as a percentage of overall government voice subscribers. Future government voice and M2M data revenue may be negatively affected by reductions in U.S. defense spending and deployed troop levels, with a corresponding decrease in billable subscribers under our agreements with the U.S. government. In addition, our agreement with the U.S. government, as extended, will expire in September 2013. Future government voice and M2M data revenues will be dependent upon our ability to negotiate a favorable new agreement with the U.S. government.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased 20% for the three months ended March 31, 2013 compared to the prior year period. The decrease in subscriber equipment revenue was primarily due to lower unit sales of the Iridium 9555 satellite handset and the Iridium 9602 short-burst date transceiver. This decline in unit sales is primarily driven by timing of orders. Future subscriber equipment sales to the U.S. government through non-government distributors may be negatively affected by reductions in U.S. defense spending and deployed troop levels.

Engineering and Support Service Revenue

Engineering and support service revenue decreased 40% for the three months ended March 31, 2013 compared to the prior year period due to a decline in scope of work for government-sponsored contracts. We anticipate an increase in the scope of work for government contracts during the remainder of 2013, resulting in overall growth in engineering and support service revenue compared to 2012.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased 20% for the three months ended March 31, 2013 from the prior year period due to a decline in scope of work for government-sponsored contracts with corresponding impacts on revenue and cost of services.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased 17% for the three months ended March 31, 2013 compared to the prior year period. This decrease primarily resulted from the proportionate decline in subscriber equipment revenue.

Research and Development

Research and development expenses decreased by 71% to $1.7 million for the three months ended March 31, 2013 from $5.7 million for the prior year period primarily due to decreases in research and development associated with new subscriber equipment products and Iridium NEXT projects.

Depreciation and Amortization

Depreciation and amortization expense decreased 25% for the three months ended March 31, 2013 from the prior year period. During the second quarter of 2012, we updated our analysis of the current satellite constellation’s health and the remaining useful life. Based on the results of this analysis, we estimate that our current constellation of satellites will be operational for longer than previously expected. As a result, the estimated useful life of the current constellation was extended and is consistent with the expected deployment of Iridium NEXT. This change in estimated useful life resulted in a decrease in depreciation expense for the three months ended March 31, 2013 when compared to the prior year period. We will continue to evaluate the useful life of our current constellation of satellites on an ongoing basis through full deployment and activation of Iridium NEXT.

Other Income (Expense)

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $2.1 million for the three months ended March 31, 2013 compared to $2.8 million for the prior year period. The decrease of the commitment fee on the undrawn portion is directly proportionate to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT.

Other Income (Expense), Net

We recorded other expense, net, of $1.4 million for the three months ended March 31, 2013 compared to other income, net, of $0.1 million for the prior year. The change from the prior year resulted primarily from our share of the loss from our equity method investment in an affiliate during the first quarter of 2013. As we did not invest in the affiliate until the second half of 2012, there were no similar amounts in the first quarter of 2012.

Benefit from (Provision for) Income Taxes

For the three months ended March 31, 2013, our income tax provision was $7.5 million compared to an income tax benefit of $0.9 million for the prior year period. Our effective tax rate was 33.6% for the three months ended March 31, 2013 compared to (8.3%) for the prior year period. The change in the income tax provision and rate is primarily related to the increase in our income before income taxes combined with a current period reduction in the benefit of the Arizona law changes compared to the prior year. This change was partially offset by the tax benefit of the 2012 research and development tax credit recorded in the current period as a result of the extension of the 2012 research and development credit by the U.S. Congress in the first quarter of 2013.

Liquidity and Capital Resources

As of March 31, 2013, our total cash and cash equivalents balance was $205.3 million and our marketable securities balance was $66.6 million. Our principal sources of liquidity are existing cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, international expansion, and research and development expenses.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Credit Facility, with the remainder to be funded from cash on hand, internally generated cash flows, including potential cash flows from hosted payloads on our Iridium NEXT satellites.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations. If we do not generate sufficient cash flows, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, we will require further external funding. Our ability to obtain additional funding may be adversely affected by a number of factors, including global economic conditions, and we cannot assure you that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

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

As of March 31, 2013, we had borrowed a total of $751.8 million under the Credit Facility. The unused portion of the Credit Facility as of March 31, 2013 was $1.0 billion. Under the terms of the Credit Facility, we were required to maintain a minimum cash reserve for debt service of $67.5 million as of March 31, 2013, which is classified as restricted cash on the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to be in 2017.

We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows

The following section highlights our cash flows for the three months ended March 31, 2013 and 2012:

	2013	2012	Change
	(in thousands)
Cash provided by operating activities	$57,196	$36,385	$20,811
Cash used in investing activities	$(90,934)	$(34,791)	$(56,143)
Cash provided by (used in) financing activities	$(15,370)	$8,968	$(24,338)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 increased by $20.8 million from the prior year period. This improvement was primarily due to a $14.1 million decrease in working capital and a $4.0 million decrease in research and development expenses compared to the prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 increased by $56.1 million compared to the prior year period due to the net purchase of marketable securities for $66.6 million and a $5.0 million investment in an equity method affiliate in the first quarter of 2013. These uses of cash were partially offset by decreased capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellites, network and gateway operations.

Cash Flows from Financing Activities

Net cash used in financing activities was $15.4 million for the three months ended March 31, 2013 compared to $9.0 million provided by financing activities for the three months ended March 31, 2012. The decrease was primarily due to a $23.9 million decrease in borrowings under the Credit Facility and the $1.8 million payment of dividends on our Series A Preferred Stock in the first quarter of 2013, for which there was no corresponding payment in the first quarter of 2012.

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

Recent Accounting Developments

None.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the three months ended March 31, 2013, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We entered into the Credit Facility in October 2010 and had borrowed $751.8 million under the Credit Facility as of March 31, 2013. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended March 31, 2013, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by approximately $0.1 million.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. We maintain our cash, cash equivalents and marketable securities with financial institutions with high credit ratings and at times maintain the balance of our deposits in excess of federally insured (FDIC) limits. The majority of our cash is swept nightly into funds that invest in or are collateralized by U.S government-backed securities. During the first quarter of 2013, we invested in marketable securities consisting of fixed income and commercial paper debt instruments with fixed interest rates and maturity dates within three years of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2012. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM  1A. RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 5, 2013. There have been no material changes to the risk factors set forth in that report.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: May 2, 2013

EXHIBIT INDEX

Exhibit	Description

10.1	Iridium Communications Inc. 2013 Executive Cash Performance Bonus Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2013.

10.2	Aireon LLC 2013 Cash Performance Bonus Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2013.

10.3	Amendment No. 3 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of March 18, 2013.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101**

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 2, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012;

(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012;

(iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and

(iv) Notes to Condensed Consolidated Financial Statements.

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

