Form 10-Q
period 2013-06-30
Iridium Communications Inc.
filed 2013-08-01
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 29, 2013 was 76,630,031.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$196,848	$254,418
Marketable securities	78,841	-
Accounts receivable, net	55,091	56,135
Inventory	28,914	26,335
Deferred tax assets, net	9,741	21,160
Income tax receivable	1,300	4,302
Prepaid expenses and other current assets	5,285	4,816
Total current assets	376,020	367,166
Property and equipment, net	1,345,535	1,210,693
Restricted cash	67,726	54,233
Other assets	8,445	2,912
Intangible assets, net	63,977	70,502
Deferred financing costs	125,836	123,796
Goodwill	87,039	87,039
Total assets	$2,074,578	$1,916,341

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,871	$13,834
Accrued expenses and other current liabilities	35,482	26,704
Interest payable	6,602	5,359
Deferred revenue	44,171	42,755
Total current liabilities	101,126	88,652
Accrued satellite operations and maintenance expense, net of current portion	17,058	17,727
Credit facility	853,552	751,787
Deferred tax liabilities, net	174,633	167,821
Other long-term liabilities	20,601	13,796
Total liabilities	1,166,970	1,039,783

Commitments and contingencies

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized, issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 76,630 and 76,461 shares issued and outstanding, respectively	77	76
Additional paid-in capital	798,277	793,511
Retained earnings	110,157	83,328
Accumulated other comprehensive loss, net of taxes	(903)	(357)
Total stockholders' equity	907,608	876,558
Total liabilities and stockholders' equity	$2,074,578	$1,916,341

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Services	$71,401	$68,485	$140,188	$135,333
Subscriber equipment	19,815	23,914	37,146	45,454
Engineering and support services	3,468	4,922	6,539	10,008
Total revenue	94,684	97,321	183,873	190,795

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	14,206	15,988	28,682	33,991
Cost of subscriber equipment	12,893	13,292	24,013	26,634
Research and development	1,741	3,429	3,400	9,118
Selling, general and administrative	18,399	17,970	36,764	36,118
Depreciation and amortization	18,597	18,368	36,828	42,572
Total operating expenses	65,836	69,047	129,687	148,433

Operating income	28,848	28,274	54,186	42,362

Other income (expense):
Interest income, net	641	121	1,278	189
Undrawn credit facility fees	(2,020)	(2,582)	(4,116)	(5,361)
Other income (expense), net	(869)	(31)	(2,265)	61
Total other expense	(2,248)	(2,492)	(5,103)	(5,111)
Income before income taxes	26,600	25,782	49,083	37,251
Provision for income taxes	(11,187)	(8,119)	(18,736)	(7,170)
Net income	15,413	17,663	30,347	30,081
Series A Preferred Stock dividends	1,750	-	3,500	-
Net income attributable to common stockholders	$13,663	$17,663	$26,847	$30,081

Weighted average shares outstanding - basic	76,900	73,430	76,834	73,414
Weighted average shares outstanding - diluted	87,530	76,061	87,477	75,738
Net income attributable to common stockholders per share - basic	$0.18	$0.24	$0.35	$0.41
Net income attributable to common stockholders per share - diluted	$0.18	$0.23	$0.35	$0.40

Comprehensive income:
Net income	$15,413	$17,663	$30,347	$30,081
Foreign currency translation adjustments	(188)	(117)	(261)	(85)
Unrealized loss on marketable securities	(271)	-	(285)	-
Comprehensive income	$14,954	$17,546	$29,801	$29,996

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net cash provided by operating activities	$100,262	$89,389

Cash flows from investing activities:
Capital expenditures	(151,688)	(186,704)
Purchases of marketable securities	(91,393)	-
Sales and maturities of marketable securities	11,993	-
Investment in equity method affiliate	(5,000)	-
Net cash used in investing activities	(236,088)	(186,704)

Cash flows from financing activities:
Borrowings under credit facility	101,765	150,855
Payment of deferred financing fees	(6,540)	(9,778)
Change in restricted cash - Credit Facility	(13,494)	(13,510)
Proceeds from exercise of stock options and warrants	25	44
Payment of Series A Preferred Stock dividends	(3,500)	-
Net cash provided by financing activities	78,256	127,611

Net (decrease) increase in cash and cash equivalents	(57,570)	30,296
Cash and cash equivalents, beginning of period	254,418	136,366
Cash and cash equivalents, end of period	$196,848	$166,662

Supplemental cash flow information:
Interest paid	$5,096	$2,907
Income taxes paid (refunded)	$(2,927)	$254

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$10,646	$26,724
Interest capitalized but not paid	$6,602	$5,471
Capitalized amortization of deferred financing costs	$4,500	$-
Capitalized paid-in-kind interest	$11,667	$6,677
Stock-based compensation capitalized	$657	$311

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Principles of Consolidation

Iridium Communications Inc. (the “Company”) has prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All material intercompany transactions and balances have been eliminated.

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

2. Significant Accounting Policies

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Satellites	estimated useful life
Ground system	5-7 years
Equipment	3-5 years
Internally developed software and purchased software	3-7 years
Building	39 years
Building improvements	estimated useful life
Leasehold improvements	shorter of useful life or remaining lease term

The estimated useful lives of the Company’s satellites are the remaining period of expected use for each satellite. Satellites are depreciated on a straight-line basis through the earlier of the estimated remaining useful life or the date they are expected to be replaced by Iridium NEXT satellites. Based on the current launch schedule, the Company expects Iridium NEXT satellites to begin deployment in early 2015, with the final launch expected to occur by mid-2017.

Repairs and maintenance costs are expensed as incurred.

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income. Due to an increase in the warranty provision related to projected higher future warranty claims and a higher cost per claim for the Iridium Pilot® terminals, the Company recorded an additional $1.9 million to the warranty provision during the three months ended June 30, 2013. Changes in the warranty reserve during the six months ended June 30, 2013 were as follows:

Six Months Ended
June 30, 2013
(in thousands)
Balance at beginning of the period	$4,050
Provision	5,079
Utilization	(3,363)
Balance at end of the period	$5,766

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

As of June 30, 2013 and December 31, 2012, the carrying values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities and other obligations) approximate their fair values because of their short-term nature. The fair value of the Company’s investments in money market funds, commercial paper and short-term U.S. agency securities with original maturities of less than ninety days approximates their face value; such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheet.

The fair value of the Company’s investments in fixed-income debt securities and commercial paper with original maturities of greater than ninety days are obtained using similar investments traded on active securities exchanges and are classified as Level 2.

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. The cash and cash equivalents balance as of December 31, 2012 consisted of cash deposited in institutional money market funds and regular interest bearing and non-interest bearing depository accounts. In 2013, the Company made investments in commercial paper and government-issued debt securities with original maturities within ninety days of purchase. These investments, along with cash deposited in institutional money market funds, regular interest bearing and non-interest bearing depository accounts, are classified as cash and cash equivalents as of June 30, 2013 on the condensed consolidated balance sheet. The following table summarizes the Company’s cash and cash equivalents as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,	Recurring Fair
	2013	2012	Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$95,975	$166,326
Money market funds	88,277	88,092	Level 1
Commercial paper	8,596	-	Level 2
Government-issued debt securities	4,000	-	Level 2
Total Cash and cash equivalents	$196,848	$254,418

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”). As of June 30, 2013 and December 31, 2012, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $67.7 million and $54.2 million, respectively.

Marketable Securities

Marketable securities as of June 30, 2013 consisted of corporate and foreign fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale as of June 30, 2013 and are included in current assets on the condensed consolidated balance sheet. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no realized gains on the sale of marketable securities for the three or six months ended June 30, 2013. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that no other-than-temporary declines in value existed at June 30, 2013. The Company did not have any marketable securities at December 31, 2012. The following table summarizes the Company’s marketable securities as of June 30, 2013:

	June 30,	Recurring Fair
	2013	Value Measurement
	(in thousands)
Marketable securities:
Fixed-income debt securities	$60,489	Level 2
Commercial paper	18,352	Level 2
Total Marketable securities	$78,841

As of June 30, 2013, all investments in fixed income securities with original maturities in excess of three months are included in marketable securities on the condensed consolidated balance sheet. The following table presents the contractual maturities of the fixed income debt securities and commercial paper held as of June 30, 2013:

	Amortized	Gross Unrealized	Estimated
	Cost	Loss	Fair Value
	(in thousands)
Fixed-income debt securities:
Mature within one year	$12,676	$(8)	$12,668
Mature after one year and within three years	48,098	(277)	47,821
Commercial paper:
Mature within one year	18,352	-	18,352
Total	$79,126	$(285)	$78,841

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT, the Company’s next-generation satellite constellation. The total price under the FSD is $2.2 billion, and the Company expects payment obligations under the FSD to extend into the third quarter of 2017. As of June 30, 2013, the Company had made aggregate payments of $902.1 million to Thales, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). In August 2012, the Company entered into an amendment to the SpaceX Agreement (the “SpaceX Amendment”). The SpaceX Amendment reduced the number of contracted launches and increased the number of satellites to be carried on each launch vehicle. The maximum price under the SpaceX Amendment is $453.1 million. As of June 30, 2013, the Company had made aggregate payments of $65.1 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement provides for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, the Company exercised an option for one launch to carry the first two Iridium NEXT satellites; if the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. Prior to December 31, 2013, the Company may exercise its remaining option to purchase up to five additional launches. If all six launches are purchased, the Company will pay Kosmotras a total of $184.3 million. As of June 30, 2013, the Company had made aggregate payments of $11.2 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The remaining amounts owed under the contract will be paid through 2015 or 2016, depending on the number of launches purchased and the launch schedule.

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

Credit Facility

In October 2010, the Company entered into the Credit Facility with a syndicate of bank lenders (the “Lenders”). The Credit Facility was subsequently amended in August 2012. The Company had borrowed an aggregate total of $853.6 million as of June 30, 2013. The unused portion of the Credit Facility as of June 30, 2013 was $946.4 million. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for repayment. As of June 30, 2013, the minimum required cash reserve balance was $67.5 million. This amount is included in restricted cash in the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility and will be $189.0 million at the beginning of the repayment period, which is expected to begin in 2017.

Interest costs incurred under the Credit Facility were $9.3 million and $18.0 million for the three and six months ended June 30, 2013, respectively. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $9.3 million in interest incurred during the three months ended June 30, 2013 consisted of $2.8 million payable in cash and $6.5 million payable by deemed loans. The $18.0 million in interest incurred during the six months ended June 30, 2013 consisted of $5.5 million payable in cash of which $3.5 million was paid during the period and $2.0 million was accrued at period-end, and $12.5 million payable by deemed loans, of which $7.9 million was paid during the period and $4.6 million was accrued at period-end. Total interest payable associated with the Credit Facility was $6.6 million and is included in interest payable in the accompanying condensed consolidated balance sheet as of June 30, 2013.

The Company also pays a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. The total commitment fee payable on the undrawn portion of the Credit Facility was $2.0 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2013.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

5. Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the condensed consolidated statements of operations and comprehensive income in a manner consistent with the classification of the recipient’s compensation. Stock-based awards to non-employee consultants are expensed at their fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

During 2012, the Company’s stockholders approved a stock incentive plan (the “2012 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of June 30, 2013, 13,416,019 shares of common stock were authorized for issuance as awards under the 2012 Stock Incentive Plan.

Members of the Company’s board of directors elected to receive a portion of their 2013 annual compensation in the form of equity awards, in an aggregate amount of approximately 68,000 stock options and 112,000 RSUs. These stock options and RSUs were granted in January 2013 and vest through the end of 2013, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was $0.2 million. The estimated aggregate grant-date fair value of the RSUs was $0.8 million.

During the three months ended June 30, 2013, the Company granted approximately 12,000 stock options to its employees. During the six months ended June 30, 2013, the Company granted approximately 1,134,000 stock options, 523,000 service-based RSUs, and 228,000 performance-based RSUs to its employees. Employee stock options and service-based RSUs generally vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The performance-based RSUs were awarded to the Company’s executives. Vesting of the performance-based RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year measurement period. The number of performance-based RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the RSU awards will vest at the end of two years and the remaining 50% will vest at the end of the third year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. The estimated aggregate grant-date fair value of the stock options granted to employees during the three months ended June 30, 2013 was less than $0.1 million. The estimated aggregate grant-date fair values of the stock options, service-based RSUs, and performance-based RSUs granted to employees during the six months ended June 30, 2013 were $2.9 million, $3.2 million, and $1.4 million, respectively.

During the three months ended June 30, 2013, the Company granted 45,000 stock options to non-employee consultants. The consultant options vest over a two-year period with ratable quarterly vesting. Expense related to stock options granted to non-employees is recognized over the vesting period of the award, which is the period during which services are rendered. At each vest date, the value of these options is re-measured. The aggregate estimated grant-date fair value of the consultant stock options was approximately $0.1 million.

6. Equity Instruments

$7.00 Warrants

In connection with the Company’s initial public offering in February 2008, the Company sold 40.0 million units at a price of $10.00 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant (a “$7.00 Warrant”). Each $7.00 Warrant entitled the holder to purchase from the Company one share of common stock at a price of $7.00 per share.

During 2012, the Company issued 1.3 million shares of common stock resulting from the exercise of 1.3 million $7.00 Warrants. The Company received proceeds of $9.1 million as a result of these warrant exercises.

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

The Company may redeem each of the $11.50 Warrants at a price of $0.01 upon 30 days prior notice, provided that the warrants are exercisable and the registration statement covering the common stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the closing price of the common stock is at least $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If the registration statement is not still effective at the time of exercise, the holders of the $11.50 Warrants will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $11.50 Warrants may expire unexercised and unredeemed. The number of shares of the Company’s common stock issuable upon the exercise of each $11.50 Warrant is subject to adjustment from time to time upon the occurrence of specified events. As of June 30, 2013, 277,021 of the $11.50 Warrants remained outstanding. Any remaining outstanding $11.50 Warrants will expire in February 2015.

Series A Cumulative Convertible Perpetual Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. In the fourth quarter of 2012, the Company issued 1.0 million shares of its 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) in a private offering. The Company received proceeds of $96.5 million from the sale of the Series A Preferred Stock, net of the aggregate $3.5 million in initial purchaser discount and additional offering costs. The Company intends to use the net proceeds of the private offering to partially fund the construction and deployment of Iridium NEXT and for other general corporate purposes. The remaining 1.0 million authorized shares of preferred stock remain undesignated and unissued as of June 30, 2013.

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

In 2012, the Company paid $1.4 million in cash dividends to its holders of Series A Preferred Stock. In March 2013 and June 2013, the Company paid cash dividends of $1.75 million to holders of the Series A Preferred Stock. As of June 30, 2013, holders of the Series A Preferred Stock have accrued $0.3 million in cash dividends, which is included within accrued expenses and other current liabilities on the consolidated balance sheet.

On or after October 3, 2017, the Company may, at its option, convert some or all of the Series A Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. On or prior to October 3, 2017, the holders of Series A Preferred Stock will have a special right to convert some or all of the Series A Preferred Stock into shares of common stock in the event of fundamental changes described in the Certificate of Designations for the Series A Preferred Stock, subject to specified conditions and limitations. In certain circumstances, the Company may also elect to settle conversions in cash as a result of these fundamental changes.

7. Net Income Per Share

The computations of basic and diluted net income per share are set forth as follows:

	Three Months Ended June 30,
	2013	2012
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$13,663	$17,663
Net income allocated to participating securities	(16)	(17)
Numerator for basic net income per share	13,647	17,646
Dividends on Series A Preferred Stock	1,750	-
Numerator for diluted net income per share	$15,397	$17,646

Denominator:
Denominator for basic net income per share - weighted
average outstanding common shares	76,900	73,430
Dilutive effect of warrants	-	2,602
Dilutive effect of stock options	-	6
Dilutive effect of contingently issuable shares	28	23
Dilutive effect of Series A Preferred Stock	10,602	-
Denominator for diluted net income per share	87,530	76,061

Net income attributable to common stockholders per share - basic	$0.18	$0.24
Net income attributable to common stockholders per share - diluted	$0.18	$0.23

	Six Months Ended June 30,
	2013	2012
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$26,847	$30,081
Net income allocated to participating securities	(37)	(35)
Numerator for basic net income per share	26,810	30,046
Dividends on Series A Preferred Stock	3,500	-
Numerator for diluted net income per share	$30,310	$30,046

Denominator:
Denominator for basic net income per share - weighted
average outstanding common shares	76,834	73,414
Dilutive effect of warrants	-	2,281
Dilutive effect of stock options	-	6
Dilutive effect of contingently issuable shares	41	37
Dilutive effect of Series A Preferred Stock	10,602	-
Denominator for diluted net income per share	87,477	75,738

Net income attributable to common stockholders per share - basic	$0.35	$0.41
Net income attributable to common stockholders per share - diluted	$0.35	$0.40

For the three months ended June 30, 2013, warrants to purchase 0.3 million shares of common stock and options to purchase 5.1 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the three months ended June 30, 2013, 1.0 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

For the six months ended June 30, 2013, warrants to purchase 0.4 million shares of common stock and options to purchase 5.2 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the six months ended June 30, 2013, 0.9 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

For the three and six months ended June 30, 2012, warrants to purchase 0.3 million shares of common stock and options to purchase 2.1 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 5, 2013 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 5, 2013, and in this Quarterly Report, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing more than 75 service providers, more than 180 value-added resellers, or VARs, and 55 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At June 30, 2013, we had approximately 647,000 billable subscribers worldwide, an increase of 12% from approximately 576,000 billable subscribers at June 30, 2012. We have a diverse customer base, with end-users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue than in the past. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, and on hardware and software upgrades to our ground infrastructure in preparation for Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our information technology systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the funds available under our $1.8 billion loan facility, or the Credit Facility, together with internally generated cash flows, including cash flows from hosted payloads, and cash on hand. As discussed below in “Liquidity and Capital Resources,” we are currently in compliance with all of our financial covenants as of June 30, 2013, although we expect to need modifications to our Credit Facility for some financial covenants with measurement dates beyond the next twelve months. As of July 31, 2013, we had borrowed a total of $853.6 million under the Credit Facility. For more information about our sources of funding, refer to “Liquidity and Capital Resources” below.

Recent Developments

U.S. Government Contract Extensions

We provide maintenance services for the U.S. Department of Defense, or DoD, gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by the DoD’s Defense Information Systems Agency, or DISA. We entered into the GMSS contract in April 2008. The GMSS contract provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The U.S. government exercised all of the options and exercised its ability under federal acquisition regulations to extend the agreement for up to six months. As a result, the GMSS contract is currently scheduled to expire on September 30, 2013. We are negotiating a contract renewal with DISA to continue providing GMSS services. The U.S. government may terminate the GMSS contract, in whole or in part, at any time.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract managed by DISA. The EMSS contract allows authorized customers to purchase Iridium airtime services, provided through DoD’s dedicated gateway, under a set of rate schedules tailored for each of our services, including a fixed monthly per-user fee for voice and circuit-switched data, a fixed monthly per-user fee for paging services, a tiered pricing plan, based on usage per device, for short-burst data services, and a fixed monthly per-user fee for Netted Iridium usage plus a monthly fee for each active user-defined net. The U.S. government is not required to guarantee a minimum number of users under this agreement. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies. The EMSS contract, entered into in April 2008, provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. The U.S. government has exercised all of the options and exercised its ability under federal acquisition regulations to extend the agreement for six months. As a result of the election for extension, the EMSS contract is currently scheduled to expire on September 30, 2013. We are negotiating a contract renewal with DISA to provide EMSS services. The U.S. government may terminate the EMSS contract, in whole or in part, at any time.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by the DoD, disaster and relief agencies, and emergency first responders;

•	a broad and expanding wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the receipt of licenses to sell our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop products and services for Iridium NEXT;

•	our ability to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites, including our ability to negotiate modifications to the Credit Facility with our lenders and, if required by our lenders, to obtain additional external debt or equity financing;

•	our ability to obtain sufficient internally generated cash flows, including cash flows from hosted payloads, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	Aireon LLC’s ability to successfully fund, develop and market its space-based automatic dependent surveillance-broadcast, or ADS-B, global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network until and during the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	changes in demand from U.S. government customers, particularly the DoD;

•	our ability to successfully negotiate new contracts with the DoD as our current contracts are scheduled to expire in September 2013;

•	market acceptance of our products;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•	reliance on single-source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•	reliance on a few significant customers for a substantial portion of our revenue, where the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Critical Accounting Policies and Estimates

Long-Lived Assets

We assess the recoverability of long-lived assets when indicators of impairment exist. We assess the possibility of impairment by comparing the carrying amounts of the assets to the estimated undiscounted future cash flows expected to be generated by those assets. If we determine that an asset is impaired, we estimate the impairment loss by determining the excess of the asset’s carrying amount over its estimated fair value. Estimated fair value is based on market prices, when available, or various other valuation techniques. These techniques often include estimates and assumptions with respect to future cash flows and incremental borrowing rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to our results of operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property, equipment and intangible assets with finite lives are depreciated or amortized over their estimated useful lives. We apply judgment in determining the useful lives based on factors such as engineering data, our long-term strategy for using the assets, contractual terms related to the assets, laws and regulations that could impact the useful lives of the assets and other economic factors. In evaluating the useful lives of our satellites, we assess the current estimated operational life of the satellites, including the potential impact of environmental factors on the satellites, ongoing operational enhancements and software upgrades. Additionally, we review engineering data relating to the operation and performance of our satellite network.

We depreciate our satellites over the shorter of their potential operational life or the period of their expected use. The appropriateness of the useful lives is evaluated on a quarterly basis. Satellites are depreciated on a straight-line basis through the earlier of the estimated remaining useful life or the date they are expected to be replaced by Iridium NEXT satellites, which defines the period of their expected use, because we expect this will occur before the end of their operational lives. Based on the current launch schedule, we expect Iridium NEXT satellites to begin deployment in early 2015, with the final launch expected to occur by mid-2017. If actual operational results are not consistent with our estimates and assumptions, we may experience changes in depreciation and amortization expense that could be material to our results of operations. In the event there are changes to the launch schedule of Iridium NEXT satellites, the period of intended use for our current satellites could be impacted, also resulting in changes to depreciation and amortization expense that could be material to our results of operations.

Assets under construction primarily consist of costs incurred associated with the design, development and launch of the Iridium NEXT satellites, upgrades to our current infrastructure and ground systems and the internal software development costs. Once these assets are placed in service, they will then be depreciated using the straight-line method over their respective estimated useful lives. We capitalize interest on our Credit Facility during the construction period of Iridium NEXT. Capitalized interest is added to the cost of our next-generation satellites.

Comparison of Our Results of Operations for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,
		% of Total		% of Total	Change
($ in thousands)	2013	Revenue	2012	Revenue	Dollars	Percent
Revenue:
Services	$71,401	75%	$68,485	70%	$2,916	4%
Subscriber equipment	19,815	21%	23,914	25%	(4,099)	(17)%
Engineering and support services	3,468	4%	4,922	5%	(1,454)	(30)%
Total revenue	94,684	100%	97,321	100%	(2,637)	(3)%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	14,206	15%	15,988	16%	(1,782)	(11)%
Cost of subscriber equipment	12,893	14%	13,292	14%	(399)	(3)%
Research and development	1,741	2%	3,429	4%	(1,688)	(49)%
Selling, general and administrative	18,399	19%	17,970	18%	429	2%
Depreciation and amortization	18,597	20%	18,368	19%	229	1%
Total operating expenses	65,836	70%	69,047	71%	(3,211)	(5)%

Operating income	28,848	30%	28,274	29%	574	2%

Other income (expense):
Interest income, net	641	1%	121	0%	520	430%
Undrawn credit facility fees	(2,020)	(2)%	(2,582)	(3)%	562	(22)%
Other expense, net	(869)	(1)%	(31)	0%	(838)	2,703%
Total other expense	(2,248)	(2)%	(2,492)	(3)%	244	(10)%
Income before income taxes	26,600	28%	25,782	26%	818	3%
Provision for income taxes	(11,187)	(12)%	(8,119)	(8)%	(3,068)	38%
Net income	$15,413	16%	$17,663	18%	$(2,250)	(13)%

Revenue

Total revenue decreased 3% to $94.7 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was primarily due to a decrease in equipment unit sales for the Iridium 9555 handset and a decrease in revenue from government-sponsored engineering and support contracts. These declines were partially offset by an increase in service revenue due to a 12% year-over-year increase in billable subscribers.

Service Revenue

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$44.7	343	$44	$42.7	326	$45	$2.0	17	$(1)
Commercial M2M data	12.3	253	17	10.2	202	18	2.1	51	(1)
Total Commercial	57.0	596		52.9	528		4.1	68
Government voice and data	13.4	33	134	14.9	36	138	(1.5)	(3)	(4)
Government M2M data	1.0	18	18	0.7	12	19	0.3	6	(1)
Total Government	14.4	51		15.6	48		(1.2)	3
Total Service Revenue	$71.4	647		$68.5	576		$2.9	71

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased 4% for the three months ended June 30, 2013, compared to the prior year period, primarily due to growth in billable subscribers partially offset by decreases in ARPU for voice and M2M data services.

Commercial voice and data revenue increased principally due to an increase in billable subscribers and an increase in access fee revenue resulting from targeted price increases. These increases were partially offset by a decrease in commercial voice ARPU due to a decline in average minutes of use per subscriber. For the remainder of 2013, growth in commercial voice and data revenue may be negatively affected by reductions in non-U.S. defense spending and deployed troop levels and recently addressed product issues related to our Iridium OpenPort® service. Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. We anticipate continued growth in billable commercial subscribers for the remainder of 2013.

Government voice and data revenue decreased principally due to a reduction in billable subscribers and a decrease in ARPU. Government voice and data ARPU decreased due to a higher proportion of billable subscribers on lower priced plans for Netted Iridium®, a service that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Our current agreement with the U.S. government is scheduled to expire at the end of September 2013. Future government voice and M2M data revenues are dependent upon our ability to favorably negotiate a new agreement with the U.S. government.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased 17% for the three months ended June 30, 2013 compared to the prior year period. The decrease in subscriber equipment revenue was primarily due to lower unit sales of the Iridium 9555 satellite handset. Future subscriber equipment sales to the U.S. government through non-government distributors may be negatively affected by reductions in U.S. defense spending and deployed troop levels.

Engineering and Support Service Revenue

Engineering and support service revenue decreased 30% for the three months ended June 30, 2013 compared to the prior year period due to a reduced scope of work for government-sponsored contracts. The related cost of service impact of this scope reduction on government-sponsored contracts is discussed below within our cost of services discussion. We anticipate an increase in the scope of work for government contracts during the remainder of 2013, resulting in overall growth in engineering and support service revenue compared to 2012.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased 11% for the three months ended June 30, 2013 from the prior year period primarily due to a decline in scope of work for government-sponsored contracts.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased 3% for the three months ended June 30, 2013 compared to the prior year period. During the three months ended June 30, 2013, we recorded a $1.9 million increase in the warranty provision related to projected higher future warranty claims and a higher cost per claim on our Iridium Pilot® terminals. Net of this increase in expense, the comparative decline in cost of subscriber equipment from the prior year period is primarily the result of decreased unit sales and is proportionate to the decline in subscriber equipment revenue discussed above.

Research and Development

Research and development expenses decreased by 49% to $1.7 million for the three months ended June 30, 2013 from $3.4 million for the prior year period primarily due to decreases in research and development associated with new subscriber equipment products and Iridium NEXT projects.

Other Income (Expense)

Interest Income, Net

Interest income, net, increased to $0.6 million for the three months ended June 30, 2013 from $0.1 million for the prior year period primarily due to an increase in interest income earned on marketable securities. We began investing in marketable securities during the first quarter of 2013; therefore, no interest income on marketable securities was earned during the second quarter of 2012.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $2.0 million for the three months ended June 30, 2013 compared to $2.6 million for the prior year period. The decrease of the commitment fee on the undrawn portion is directly proportionate to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT.

Other Income (Expense), Net

Other expense, net, was $0.9 million for the three months ended June 30, 2013 compared to less than $0.1 million for the prior year period. This change resulted from our share of the loss from our equity method investment in Aireon LLC, or Aireon. Following NAV CANADA’s purchase of Aireon Series A preferred membership interests in the fourth quarter of 2012, Aireon is accounted for as an equity method investment within our financial statements, and our investment is included within other assets on the consolidated balance sheet. Prior to NAV CANADA’s investment, we consolidated Aireon’s results with our results as a wholly owned subsidiary. As our equity investment in Aireon did not commence until the fourth quarter of 2012, there were no similar amounts during the three months ended June 30, 2012.

Provision for Income Taxes

For the three months ended June 30, 2013, our income tax provision was $11.2 million compared to $8.1 million for the prior year period. Our effective tax rate was 42.1% for the three months ended June 30, 2013 compared to 31.5% for the prior year period. The change in the income tax provision and rate is primarily related to the change in the Company’s realizability of state net operating loss carryforwards compared to the prior year period and the current period reduction in the benefit of the Arizona law changes compared to the prior year period. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $15.4 million for the three months ended June 30, 2013, a decrease of 13%, or $2.3 million, from the prior year period. This decrease in net income was driven by a $3.1 million increase in the provision for income taxes, primarily related to the change in the Company’s realizability of state net operating loss carryforwards compared to the prior year period and the current period reduction in the benefit of the Arizona law changes compared to the prior year period. This decrease was partially offset by a $1.7 million decrease in research and development expenses associated with new subscriber equipment products and Iridium NEXT projects.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30,
		% of Total		% of Total	Change
($ in thousands)	2013	Revenue	2012	Revenue	Dollars	Percent
Revenue:
Services	$140,188	76%	$135,333	71%	$4,855	4%
Subscriber equipment	37,146	20%	45,454	24%	(8,308)	(18)%
Engineering and support services	6,539	4%	10,008	5%	(3,469)	(35)%
Total revenue	183,873	100%	190,795	100%	(6,922)	(4)%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	28,682	16%	33,991	18%	(5,309)	(16)%
Cost of subscriber equipment	24,013	13%	26,634	14%	(2,621)	(10)%
Research and development	3,400	2%	9,118	5%	(5,718)	(63)%
Selling, general and administrative	36,764	20%	36,118	19%	646	2%
Depreciation and amortization	36,828	20%	42,572	22%	(5,744)	(13)%
Total operating expenses	129,687	71%	148,433	78%	(18,746)	(13)%

Operating income	54,186	29%	42,362	22%	11,824	28%

Other income (expense):
Interest income, net	1,278	1%	189	0%	1,089	576%
Undrawn credit facility fees	(4,116)	(2)%	(5,361)	(3)%	1,245	(23)%
Other income (expense), net	(2,265)	(2)%	61	0%	(2,326)	(3,813)%
Total other expense	(5,103)	(3)%	(5,111)	(3)%	8	0%
Income before income taxes	49,083	27%	37,251	20%	11,832	32%
Provision for income taxes	(18,736)	(10)%	(7,170)	(4)%	(11,566)	161%
Net income	$30,347	17%	$30,081	16%	$266	1%

Revenue

Total revenue decreased 4% to $183.9 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease was primarily due to a decrease in equipment unit sales for the Iridium 9555 handset and a decrease in revenue from government-sponsored engineering and support contracts. These decreases in revenue were partially offset by an increase in service revenue due to a 12% year-over-year increase in billable subscribers.

Service Revenue

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$87.1	343	$43	$84.6	326	$45	$2.5	17	$(2)
Commercial M2M data	23.6	253	16	19.4	202	17	4.2	51	(1)
Total Commercial	110.7	596		104.0	528		6.7	68
Government voice and data	27.7	33	135	30.0	36	137	(2.3)	(3)	(2)
Government M2M data	1.8	18	18	1.3	12	19	0.5	6	(1)
Total Government	29.5	51		31.3	48		(1.8)	3
Total Service Revenue	$140.2	647		$135.3	576		$4.9	71

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Service revenue increased 4% for the six months ended June 30, 2013 compared to the prior year period, primarily due to growth in billable subscribers, partially offset by decreases in ARPU for voice and M2M data services.

Commercial voice and data revenue increased principally due to an increase in billable subscribers and an increase in access fee revenue resulting from targeted price increases. These increases were partially offset by a decrease in commercial voice ARPU due to a decline in average minutes of use per subscriber. Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base.

Government voice and data revenue decreased principally due to a reduction in billable subscribers and a decrease in ARPU. Government voice and data ARPU decreased due to a higher proportion of billable subscribers on lower priced plans for Netted Iridium. The increase in government M2M data revenue was driven primarily by billable subscriber growth.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased 18% for the six months ended June 30, 2013 compared to the prior year period. The decrease in subscriber equipment revenue was primarily due to lower unit sales of the Iridium 9555 satellite handset.

Engineering and Support Service Revenue

Engineering and support service revenue decreased 35% for the six months ended June 30, 2013 compared to the prior year period due to a reduced scope of work for government-sponsored contracts. There was also a related cost of service impact of this scope reduction on government-sponsored contracts.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) decreased 16% for the six months ended June 30, 2013 from the prior year period due to a decline in scope of work for government-sponsored contracts.

Cost of Subscriber Equipment

Cost of subscriber equipment decreased 10% for the six months ended June 30, 2013 compared to the prior year period. During the three months ended June 30, 2013, we recorded a $1.9 million increase in the warranty provision related to projected higher future warranty claims and a higher cost per claim on our Iridium Pilot terminals. Net of this increase in expense, the comparative decline in cost of subscriber equipment from the prior year period is primarily the result of decreased unit sales and is proportionate to the decline in subscriber equipment revenue discussed above.

Research and Development

Research and development expenses decreased by 63% to $3.4 million for the six months ended June 30, 2013 from $9.1 million for the prior year period primarily due to decreases in research and development associated with new subscriber equipment products and Iridium NEXT projects.

Depreciation and Amortization

Depreciation and amortization expense decreased 13% for the six months ended June 30, 2013 from the prior year period. During the second quarter of 2012, we updated our analysis of the current satellite constellation’s health and the remaining useful life. Based on the results of this analysis, we estimate that our current constellation of satellites will be operational for longer than previously expected. As a result, the estimated useful life of the current constellation was extended and is consistent with the expected deployment of Iridium NEXT. This change in estimated useful life resulted in a decrease in depreciation expense for the six months ended June 30, 2013 when compared to the prior year period.

Other Income (Expense)

Interest Income, Net

Interest income, net, increased to $1.3 million for the six months ended June 30, 2013 from $0.2 million for the prior year period primarily due to an increase in interest income earned on marketable securities. We began investing in marketable securities during the first quarter of 2013; therefore, no similar interest income was earned during 2012.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $4.1 million for the six months ended June 30, 2013 compared to $5.4 million for the prior year period. The decrease of the commitment fee on the undrawn portion is directly proportionate to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT.

Other Income (Expense), Net

Other expense, net, was $2.3 million for the six months ended June 30, 2013 compared to other income, net, of less than $0.1 million for the prior year period. This change resulted from our share of the loss from our equity method investment in Aireon. Following NAV CANADA’s purchase of Aireon Series A preferred membership interests in the fourth quarter of 2012, Aireon is accounted for as an equity method investment within our financial statements, and our investment is included within other assets on the consolidated balance sheet. Prior to NAV CANADA’s investment, we consolidated Aireon’s results with our results as a wholly owned subsidiary. As our equity investment in Aireon did not commence until the fourth quarter of 2012, there were no similar amounts during the six months ended June 30, 2012.

Provision for Income Taxes

For the six months ended June 30, 2013, our income tax provision was $18.7 million compared to $7.2 million for the prior year period. Our effective tax rate was 38.2% for the six months ended June 30, 2013 compared to 19.2% for the prior year period. The change in the income tax provision and rate is primarily related to the increase in our income before income taxes compared to the prior year period combined with the change in the Company’s realizability of state net operating loss carryforwards and the current period reduction in the benefit of the Arizona law changes compared to the prior year period. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $30.3 million for the six months ended June 30, 2013, an increase of 1%, or $0.3 million, from the prior year period. This increase in net income was driven by a $5.7 million decline in depreciation and amortization expense primarily resulting from the change in the estimated useful lives of our satellites in the second quarter of 2012. Also contributing to the increase in net income was a $5.7 million decrease in research and development compared to the prior period due to decreases in research and development associated with new subscriber equipment products and Iridium NEXT projects. These year-over-year benefits to net income were partially offset by an $11.6 million increase in the provision for income taxes, which primarily related to the increase in our income before income taxes compared to the prior year period combined with the change in the Company’s realizability of state net operating loss carryforwards and the current period reduction in the benefit of the Arizona law changes compared to the prior year period.

Liquidity and Capital Resources

As of June 30, 2013, our total cash and cash equivalents balance was $196.8 million and our marketable securities balance was $78.8 million. Our principal sources of liquidity are existing cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, international expansion, and research and development expenses.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Credit Facility. While we were in compliance with all our financial covenants as of June 30, 2013 and believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next twelve months, we expect to need modifications to our Credit Facility for some financial covenants with measurement dates beyond the next twelve months. We expect to fund the remainder of the costs of Iridium NEXT from cash on hand, internally generated cash flows, including potential cash flows from hosted payloads on our Iridium NEXT satellites, and, if needed or required by our lenders, with additional external debt or equity financing.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. We expect to need modifications to the Credit Facility from our lenders for some financial covenants with measurement dates beyond the next twelve months, and there can be no assurance that the lenders will agree to such modifications. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations. If we do not generate sufficient cash flows, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, or if required by our lenders as a condition to the modifications we seek to our financial covenants, we will need further external funding. Our ability to obtain additional funding may be adversely affected by a number of factors, including global economic conditions, and we cannot assure you that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

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

As of June 30, 2013, we had borrowed a total of $853.6 million under the Credit Facility. The unused portion of the Credit Facility as of June 30, 2013 was $946.4 million. Under the terms of the Credit Facility, we were required to maintain a minimum cash reserve for debt service of $67.5 million as of June 30, 2013, which is classified as restricted cash on the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to be in 2017. In addition to the minimum debt service levels, we were required to meet the following financial covenants under the Credit Facility as of June 30, 2013:

•	an available cash balance of at least $25 million;

•	a debt-to-equity ratio, which is calculated as the ratio of total net debt to the aggregate of total net debt and total stockholders’ equity, of no more than 0.7 to 1;

•	specified minimum consolidated operational earnings before interest, taxes, depreciation and amortization levels for rolling 12-month periods through June 30, 2017; and

•	specified minimum cash flow requirements from customers who have hosted payloads on our satellites during rolling 12-month periods through June 30, 2017.

Our available cash balance, as defined by the Credit Facility, was $212.2 million as of June 30, 2013. Our debt-to-equity ratio was 0.42 to 1 as of June 30, 2013. We were also in compliance with the earnings and cash flow covenants set forth above as of June 30, 2013.

The covenants also place limitations on our ability and that of our subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into transactions with affiliates, fund payments under the full scale development contract, or FSD, with Thales Alenia Space France from our own resources, incur additional indebtedness, or make loans, guarantees or indemnities.

If we are not in compliance with the financial or other covenants under the Credit Facility, after an opportunity to cure such non-compliance, or we otherwise experience an event of default under the Credit Facility, the lenders may require repayment in full of all principal and interest outstanding under the Credit Facility. It is unlikely we would have adequate funds to repay such amounts prior to the scheduled maturity of the Credit Facility. If we fail to repay such amounts, the lenders may foreclose on the assets we have pledged under the Credit Facility, which include substantially all of our assets and those of our domestic subsidiaries.

We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows

The following section highlights our cash flows for the six months ended June 30, 2013 and 2012:

	2013	2012	Change
	(in thousands)
Cash provided by operating activities	$100,262	$89,389	$10,873
Cash used in investing activities	$(236,088)	$(186,704)	$(49,384)
Cash provided by financing activities	$78,256	$127,611	$(49,355)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 increased by $10.9 million from the prior year period. This improvement was primarily due to a $2.7 million decrease in working capital and a $5.7 million decrease in research and development expenses compared to the prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 increased by $49.4 million compared to the prior year period due to the net purchase of marketable securities for $79.4 million and our $5.0 million investment in an equity method affiliate in 2013. These uses of cash were partially offset by a $35.0 million decline in capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellites, network and gateway operations.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 decreased by $49.4 million from the prior year period primarily due to a $49.1 million decrease in borrowings under the Credit Facility and the $3.5 million payment of dividends on our Series A Preferred Stock in 2013, for which there was no corresponding payment in 2012. This decrease was partially offset by a $3.2 million decrease in payment of deferred financing fees related to premiums paid on our Credit Facility drawdowns.

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

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the six months ended June 30, 2013, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We entered into the Credit Facility in October 2010 and had borrowed $853.6 million under the Credit Facility as of June 30, 2013. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the six months ended June 30, 2013, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by less than $0.1 million.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. We maintain our cash, cash equivalents and marketable securities with financial institutions with high credit ratings and at times maintain the balance of our deposits in excess of federally insured (FDIC) limits. The majority of our cash is swept nightly into funds that invest in or are collateralized by U.S government-backed securities. During 2013, we invested in marketable securities consisting of fixed income and commercial paper debt instruments with fixed interest rates and maturity dates within three years of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2012. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 5, 2013, as updated by the following risk factors:

We may need additional capital to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities. If we fail to maintain access to sufficient capital, we will not be able to successfully implement our business plan.

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the funds available under the Credit Facility, together with internally generated cash flows, including cash flows from hosted payloads, and cash on hand.

We expect to need modifications to the Credit Facility for some financial covenants with measurement dates beyond the next twelve months, and there can be no assurance that the lenders will agree to such modifications, or they may require us to raise additional capital as a condition to such modifications, which may not be available on favorable terms, or at all. In addition, our ongoing ability to make draws under the Credit Facility will depend upon our satisfaction of those and other borrowing conditions from time to time, some of which will be outside of our control.

There can also be no assurance that our internally generated cash flows will meet our current expectations, or that we will not encounter increased costs. Among other factors leading to the uncertainty over our internally generated cash flows, Aireon may be unable to pay its hosting costs. If internally generated cash flows, including cash from hosted payload arrangements, are less than we expect, we might need to finance the remaining cost of Iridium NEXT by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT. Such additional financing may not be available on favorable terms, or at all.

If we are unable to raise additional capital for one or more of these needs, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, develop new products and services and pursue additional growth opportunities will be impaired, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service. We expect to experience overall liquidity levels lower than our recent liquidity levels. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities and make borrowings under the Credit Facility, delay the ultimate deployment of Iridium NEXT or otherwise impair our business and financial position.

If we fail to satisfy the ongoing borrowing conditions of the Credit Facility, or are unsuccessful in obtaining modifications to such conditions, we may be unable to fund Iridium NEXT.

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

Some of these borrowing conditions may be outside of our control or otherwise difficult to satisfy, and we expect to need modifications to the Credit Facility for some financial covenants with measurement dates beyond the next twelve months. If we are unable to obtain such modifications, or if we do not continue to satisfy those and other borrowing conditions under the Credit Facility and cannot obtain a waiver from the lenders, we would need to find other sources of financing. We would have to seek the permission of the lenders under the Credit Facility in order to obtain many alternative sources of financing, and there can be no assurance that we would have access to other sources of financing on acceptable terms, or at all.

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

In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc. Inmarsat does not dedicate the same level of effort to distributing our products and services as did Stratos and may further reduce such efforts in the future. For example, Inmarsat has essentially stopped promoting sales of our handsets. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give such distributors. Our two largest distributors, Astrium and Inmarsat, each represented 10% of our revenue for the year ended December 31, 2012, and our ten largest distributors represented, in the aggregate, 48% of our revenue for the year ended December 31, 2012. The loss of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: August 1, 2013

EXHIBIT INDEX

Exhibit	Description

10.1†	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC, Iridium Satellite LLC, NAV CANADA and NAV CANADA Satellite, Inc., dated as of June 27, 2013.

10.2†	Amendment No. 1 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of September 25, 2012 and effective as of June 13, 2013.

10.3†	Amendment No. 2 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of April 15, 2013.

10.4†	Amendment No. 3 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 13, 2013.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101**	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 1, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012;
(ii)	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2013 and 2012;
(iii)	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and
(iv)	Notes to Condensed Consolidated Financial Statements.

†	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Furnished electronically herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

