Form 10-Q
period 2013-09-30
Iridium Communications Inc.
filed 2013-10-31
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 28, 2013 was 76,660,401.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$196,997	$254,418
Marketable securities	73,325	-
Accounts receivable, net	64,550	56,135
Inventory	28,188	26,335
Deferred tax assets, net	9,743	21,160
Income tax receivable	909	4,302
Prepaid expenses and other current assets	4,767	4,816
Total current assets	378,479	367,166
Property and equipment, net	1,451,311	1,210,693
Restricted cash	81,215	54,233
Other assets	7,708	2,912
Intangible assets, net	60,715	70,502
Deferred financing costs	127,205	123,796
Goodwill	87,039	87,039
Total assets	$2,193,672	$1,916,341

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,156	$13,834
Accrued expenses and other current liabilities	39,968	26,704
Interest payable	16,912	5,359
Deferred revenue	44,244	42,755
Total current liabilities	110,280	88,652
Accrued satellite operations and maintenance expense, net of current portion	16,723	17,727
Credit facility	936,290	751,787
Deferred tax liabilities, net	184,776	167,821
Other long-term liabilities	20,433	13,796
Total liabilities	1,268,502	1,039,783

Commitments and contingencies

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized, issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 76,660 and 76,461 shares issued and outstanding, respectively	77	76
Additional paid-in capital	800,879	793,511
Retained earnings	124,992	83,328
Accumulated other comprehensive loss, net of taxes	(778)	(357)
Total stockholders' equity	925,170	876,558
Total liabilities and stockholders' equity	$2,193,672	$1,916,341

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Services	$75,381	$71,403	$215,569	$206,736
Subscriber equipment	20,253	26,371	57,399	71,825
Engineering and support services	4,935	2,667	11,474	12,675
Total revenue	100,569	100,441	284,442	291,236

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	14,776	14,000	43,458	47,991
Cost of subscriber equipment	15,550	14,194	39,563	40,828
Research and development	3,125	3,623	6,525	12,741
Selling, general and administrative	18,290	16,452	55,054	52,570
Depreciation and amortization	19,377	20,484	56,205	63,056
Total operating expenses	71,118	68,753	200,805	217,186

Operating income	29,451	31,688	83,637	74,050

Other income (expense):
Interest income, net	557	399	1,835	588
Undrawn credit facility fees	(1,886)	(2,488)	(6,002)	(7,849)
Other expense, net	(1,101)	(67)	(3,366)	(6)
Total other expense	(2,430)	(2,156)	(7,533)	(7,267)
Income before income taxes	27,021	29,532	76,104	66,783
Provision for income taxes	(10,436)	(11,693)	(29,172)	(18,863)
Net income	16,585	17,839	46,932	47,920
Series A Preferred Stock dividends	1,750	-	5,250	-
Net income attributable to common stockholders	$14,835	$17,839	$41,682	$47,920

Weighted average shares outstanding - basic	76,962	74,376	76,877	73,738
Weighted average shares outstanding - diluted	87,591	76,131	87,532	75,886
Net income attributable to common stockholders per share - basic	$0.19	$0.24	$0.54	$0.65
Net income attributable to common stockholders per share - diluted	$0.19	$0.23	$0.54	$0.63

Comprehensive income:
Net income	$16,585	$17,839	$46,932	$47,920
Foreign currency translation adjustments, net of tax	(94)	5	(355)	(80)
Unrealized gain (loss) on marketable securities, net of tax	219	-	(66)	-
Comprehensive income	$16,710	$17,844	$46,511	$47,840

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net cash provided by operating activities	$144,332	$132,715

Cash flows from investing activities:
Capital expenditures	(263,445)	(221,343)
Purchases of marketable securities	(100,794)	-
Sales and maturities of marketable securities	26,904	-
Investment in equity method affiliate	(5,000)	-
Net cash used in investing activities	(342,335)	(221,343)

Cash flows from financing activities:
Borrowings under credit facility	184,503	171,805
Payment of deferred financing fees	(11,704)	(11,980)
Change in restricted cash - Credit Facility	(26,982)	(27,062)
Proceeds from exercise of stock options and warrants	15	9,143
Payment of offering costs	-	(245)
Payment of Series A Preferred Stock dividends	(5,250)	-
Net cash provided by financing activities	140,582	141,661

Net increase (decrease) in cash and cash equivalents	(57,421)	53,033
Cash and cash equivalents, beginning of period	254,418	136,366
Cash and cash equivalents, end of period	$196,997	$189,399

Supplemental cash flow information:
Interest paid	$5,096	$2,907
Income taxes paid (refunded)	$(2,947)	$351

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$6,382	$2,821
Interest capitalized but not paid	$16,912	$11,317
Capitalized amortization of deferred financing costs	$8,294	$2,182
Capitalized paid-in-kind interest	$11,667	$6,677
Capitalized stock-based compensation	$996	$547

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

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income. Due to an increase in the warranty provision related to projected higher warranty claims and other warranty-related initiatives for the Iridium Pilot® terminals, the Company recorded an additional $5.5 million to the warranty provision during the nine months ended September 30, 2013. Changes in the warranty reserve during the nine months ended September 30, 2013 were as follows:

Nine Months Ended
September 30, 2013
(in thousands)
Balance at beginning of the period	$4,050
Provision	9,524
Utilization	(4,707)
Balance at end of the period	$8,867

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

As of September 30, 2013 and December 31, 2012, the carrying values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities and other obligations) approximate their fair values because of their short-term nature. The fair value of the Company’s investments in money market funds approximates their carrying value; such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheet.  The fair value of the Company’s investments in commercial paper and short-term U.S. agency securities with original maturities of less than ninety days approximates their carrying value; such instruments are classified as Level 2 and are included in cash and cash equivalents on the condensed consolidated balance sheet.

The fair value of the Company’s investments in fixed-income debt securities and commercial paper with original maturities of greater than ninety days are obtained using similar investments traded on active securities exchanges and are classified as Level 2.

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. The cash and cash equivalents balance as of December 31, 2012 consisted of cash deposited in institutional money market funds and regular interest bearing and non-interest bearing depository accounts. In 2013, the Company began making investments in commercial paper and government-issued debt securities with original maturities within ninety days of purchase. These investments, along with cash deposited in institutional money market funds, regular interest bearing and non-interest bearing depository accounts, are classified as cash and cash equivalents as of September 30, 2013 on the condensed consolidated balance sheet. The following table summarizes the Company’s cash and cash equivalents as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,	Recurring Fair
	2013	2012	Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$91,911	$166,326
Money market funds	88,589	88,092	Level 1
Commercial paper	14,496	-	Level 2
Government-issued debt securities	2,001	-	Level 2
Total Cash and cash equivalents	$196,997	$254,418

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”). As of September 30, 2013 and December 31, 2012, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $81.2 million and $54.2 million, respectively.

Marketable Securities

Marketable securities as of September 30, 2013 consisted of corporate and foreign fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale as of September 30, 2013 and are included in current assets on the condensed consolidated balance sheet. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no realized gains on the sale of marketable securities for the three or nine months ended September 30, 2013. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that no other-than-temporary declines in value existed at September 30, 2013. The Company did not have any marketable securities at December 31, 2012. The following table summarizes the Company’s marketable securities as of September 30, 2013:

	September 30,	Recurring Fair
	2013	Value Measurement
	(in thousands)
Marketable securities:
Fixed-income debt securities	$57,109	Level 2
Commercial paper	16,216	Level 2
Total Marketable securities	$73,325

The following table presents the contractual maturities of the fixed income debt securities and commercial paper held as of September 30, 2013:

	Amortized	Unrealized	Estimated
	Cost	Gain (Loss)	Fair Value
	(in thousands)
Fixed-income debt securities:
Mature within one year	$5,953	$2	$5,955
Mature after one year and within three years	51,264	(110)	51,154
Commercial paper:
Mature within one year	16,216	-	16,216
Total	$73,433	$(108)	$73,325

The Company’s gross and net-of-tax unrealized loss on marketable securities for the nine months ended September 30, 2013 was approximately $108,000 and $66,000, respectively. The change in unrealized loss on marketable securities, net of tax, is included within comprehensive income on the condensed consolidated statements of operations and comprehensive income.

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT, the Company’s next-generation satellite constellation. The total price under the FSD is $2.2 billion, and the Company expects payment obligations under the FSD to extend into the third quarter of 2017. As of September 30, 2013, the Company had made aggregate payments of $993.6 million to Thales, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). In August 2012, the Company entered into an amendment to the SpaceX Agreement (the “SpaceX Amendment”). The SpaceX Amendment reduced the number of contracted launches and increased the number of satellites to be carried on each launch vehicle. The maximum price under the SpaceX Amendment is $453.1 million. As of September 30, 2013, the Company had made aggregate payments of $65.1 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement provides for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, the Company exercised an option for one launch to carry the first two Iridium NEXT satellites; if the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. Prior to December 31, 2013, the Company may exercise its remaining option to purchase up to five additional launches. If all six launches are purchased, the Company will pay Kosmotras a total of $184.3 million. As of September 30, 2013, the Company had made aggregate payments of $18.3 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The remaining amounts owed under the contract will be paid through 2015 or 2016, depending on the number of launches purchased and the launch schedule.

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

Credit Facility

In October 2010, the Company entered into the Credit Facility with a syndicate of bank lenders (the “Lenders”). The Credit Facility was subsequently amended and restated in August 2012. The Company had borrowed an aggregate total of $936.3 million as of September 30, 2013. The unused portion of the Credit Facility as of September 30, 2013 was $863.7 million. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for repayment. As of September 30, 2013, the minimum required cash reserve balance was $81.0 million. This amount is included in restricted cash in the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility and will be $189.0 million at the beginning of the repayment period, which is expected to begin in 2017.

Interest costs incurred under the Credit Facility were $10.3 million and $28.2 million for the three and nine months ended September 30, 2013, respectively. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $10.3 million in interest incurred during the three months ended September 30, 2013 consisted of $3.1 million payable in cash and $7.2 million payable by deemed loans. The $28.2 million in interest incurred during the nine months ended September 30, 2013 consisted of $8.6 million payable in cash of which $3.5 million was paid during the period and $5.1 million was accrued at period-end, and $19.6 million payable by deemed loans, of which $7.9 million was paid during the period and $11.7 million was accrued at period-end. Total interest payable associated with the Credit Facility was $16.8 million and is included in interest payable in the accompanying condensed consolidated balance sheet as of September 30, 2013.

The Company also pays a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. The total commitment fee payable on the undrawn portion of the Credit Facility was $3.8 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2013.

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

During 2012, the Company’s stockholders approved a stock incentive plan (the “2012 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of September 30, 2013, 13,416,019 shares of common stock were authorized for issuance as awards under the 2012 Stock Incentive Plan.

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

During the three months ended September 30, 2013, the Company granted approximately 92,000 stock options to its employees. During the nine months ended September 30, 2013, the Company granted approximately 1,226,000 stock options, 523,000 service-based RSUs, and 228,000 performance-based RSUs to its employees. Employee stock options and service-based RSUs generally vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The performance-based RSUs were awarded to the Company’s executives. Vesting of the performance-based RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year measurement period. The number of performance-based RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the RSU awards will vest at the end of two years and the remaining 50% will vest at the end of the third year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. The estimated aggregate grant-date fair value of the stock options granted to employees during the three months ended September 30, 2013 was $0.3 million. The estimated aggregate grant-date fair values of the stock options, service-based RSUs, and performance-based RSUs granted to employees during the nine months ended September 30, 2013 were $3.2 million, $3.2 million, and $1.4 million, respectively.

During the nine months ended September 30, 2013, the Company granted 45,000 stock options to non-employee consultants. The consultant options vest over a two-year period with ratable quarterly vesting. Expense related to stock options granted to non-employees is recognized over the vesting period of the award, which is the period during which services are rendered. At each vest date, the value of these options is re-measured. The aggregate estimated grant-date fair value of the consultant stock options was approximately $0.1 million.

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

The Company may redeem each of the $11.50 Warrants at a price of $0.01 upon 30 days prior notice, provided that the warrants are exercisable and the registration statement covering the common stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the closing price of the common stock is at least $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If the registration statement is not still effective at the time of exercise, the holders of the $11.50 Warrants will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $11.50 Warrants may expire unexercised and unredeemed. The number of shares of the Company’s common stock issuable upon the exercise of each $11.50 Warrant is subject to adjustment from time to time upon the occurrence of specified events. As of September 30, 2013, 277,021 of the $11.50 Warrants remained outstanding. Any remaining outstanding $11.50 Warrants will expire in February 2015.

Series A Cumulative Convertible Perpetual Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. In the fourth quarter of 2012, the Company issued 1.0 million shares of its 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) in a private offering. The Company received proceeds of $96.5 million from the sale of the Series A Preferred Stock, net of the aggregate $3.5 million in initial purchaser discount and additional offering costs. The Company intends to use the net proceeds of the private offering to partially fund the construction and deployment of Iridium NEXT and for other general corporate purposes. The remaining 1.0 million authorized shares of preferred stock remain undesignated and unissued as of September 30, 2013.

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

In 2012, the Company paid $1.4 million in cash dividends to its holders of Series A Preferred Stock. In March 2013, June 2013, and September 2013, the Company paid cash dividends of $1.75 million to holders of the Series A Preferred Stock. As of September 30, 2013, holders of the Series A Preferred Stock have accrued $0.3 million in cash dividends, which is included within accrued expenses and other current liabilities on the consolidated balance sheet.

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

7. Net Income Per Share

The computations of basic and diluted net income per share are set forth as follows:

	Three Months Ended September 30,
	2013	2012
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$14,835	$17,839
Net income allocated to participating securities	(11)	(11)
Numerator for basic net income per share	14,824	17,828
Dividends on Series A Preferred Stock	1,750	-
Numerator for diluted net income per share	$16,574	$17,828

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	76,962	74,376
Dilutive effect of warrants	-	1,731
Dilutive effect of stock options	3	1
Dilutive effect of contingently issuable shares	24	23
Dilutive effect of Series A Preferred Stock	10,602	-
Denominator for diluted net income per share	87,591	76,131

Net income attributable to common stockholders per share - basic	$0.19	$0.24
Net income attributable to common stockholders per share - diluted	$0.19	$0.23

For the three months ended September 30, 2013, warrants to purchase 0.3 million shares of common stock and options to purchase 4.8 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the three months ended September 30, 2013, 0.9 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

For the three months ended September 30, 2012, warrants to purchase 0.3 million shares of common stock and options to purchase 4.3 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the three months ended September 30, 2012, 0.6 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

	Nine Months Ended September 30,
	2013	2012
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$41,682	$47,920
Net income allocated to participating securities	(48)	(47)
Numerator for basic net income per share	41,634	47,873
Dividends on Series A Preferred Stock	5,250	-
Numerator for diluted net income per share	$46,884	$47,873

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	76,877	73,738
Dilutive effect of warrants	1	2,092
Dilutive effect of stock options	-	8
Dilutive effect of contingently issuable shares	52	48
Dilutive effect of Series A Preferred Stock	10,602	-
Denominator for diluted net income per share	87,532	75,886

Net income attributable to common stockholders per share - basic	$0.54	$0.65
Net income attributable to common stockholders per share - diluted	$0.54	$0.63

For the nine months ended September 30, 2013, warrants to purchase 0.3 million shares of common stock and options to purchase 5.2 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the nine months ended September 30, 2013, 0.9 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

For the nine months ended September 30, 2012, warrants to purchase 0.3 million shares of common stock and options to purchase 4.1 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the nine months ended September 30, 2012, 0.5 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

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

We also recently announced a new planned service, Iridium PRIMESM, to host third-party payloads on stand-alone satellites within the Iridium NEXT satellite network, our next generation satellite constellation. The Iridium PRIME program is expected to reduce the complexity, delays and costs typically associated with building, launching and operating a satellite mission, while avoiding the timing constraints of a typical hosted payload program by offering customers dedicated satellites and a flexible launch schedule.

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing 75 service providers, more than 185 value-added resellers, or VARs, and 55 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At September 30, 2013, we had approximately 655,000 billable subscribers worldwide, an increase of 10% from approximately 595,000 billable subscribers at September 30, 2012. We have a diverse customer base, with end-users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue than in the past. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

We are currently devoting a substantial part of our resources to develop Iridium NEXT and on hardware and software upgrades to our ground infrastructure in preparation for Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our information technology systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the funds available under our $1.8 billion loan facility, or the Credit Facility, together with internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME, and cash on hand. As discussed below in “Liquidity and Capital Resources,” we were in compliance with all our financial covenants as of September 30, 2013 and believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next twelve months. As previously reported, we expect to need modifications to our Credit Facility for some financial covenants with measurement dates beyond the next twelve months.  For measurement dates beyond the next twelve months, we expect to need modifications to the Credit Facility from our lenders for our operational EBITDA covenant, primarily because of recent developments in our telephony business and challenges associated with our Iridium Pilot product, and our secondary payload cashflow covenant, primarily due to timing of payments.  In addition, developments in our business during the period covered by this report, including the recent slowdown in our handset business and higher projected warranty claims on our Iridium Pilot terminals, have reduced our estimates for operational EBITDA for the twelve months ending December 31, 2013 and June 30, 2014. Accordingly, to remove any uncertainty regarding our covenant compliance while we work to get the longer-term modifications in place, we requested and received a waiver from our Credit Facility lenders, providing us with additional headroom on our operational EBITDA covenant for those periods. As of October 28, 2013, we had borrowed a total of $936.3 million under the Credit Facility. For more information about our sources of funding and the anticipated modifications to our Credit Facility, refer to “Liquidity and Capital Resources” below.

Recent Developments

U.S. Government Contracts

We provide maintenance services for the U.S. Department of Defense, or DoD, gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by the DoD’s Defense Information Systems Agency, or DISA. We entered into the GMSS contract in April 2008.  This contract had a one-year base year and four additional one-year options exercisable at the election of the U.S. government.    The U.S. government exercised all of the options under the April 2008 contract and exercised its ability under federal acquisition regulations to extend the agreement for an additional six months.  During September 2013, and upon expiration of the April 2008 contract, we entered into a new GMSS contract.  This new agreement is structured similar to the April 2008 agreement and provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. If the U.S. government elects to exercise all available one-year options, the total value of the contract is approximately $38.0 million. The U.S. government may terminate the GMSS contract, in whole or in part, at any time.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract managed by DISA. The EMSS contract, entered into in April 2008, provided for a one-year base term and four additional one-year options which were exercised at the election of the U.S. government. After the exercise of all available optional contract extensions, the EMSS contract as signed in April 2008 expired. Effective October 22, 2013, we executed a new five-year EMSS contract. Under the terms of this new agreement, authorized customers will continue to utilize Iridium airtime services, provided through the DoD’s dedicated gateway.  These services will include unlimited global secure and unsecure voice, low and high-speed data, paging, and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers.  The fixed-price rates in each of the five contract years, which run from October 22 through the following October 21 of each year, are $64 million and $72 million in years one and two, respectively, and $88 million in each of the years three through five. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies. Pursuant to federal acquisition regulations, the U.S. government may terminate the EMSS contract, in whole or in part, at any time.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by disaster and relief agencies, and emergency first responders;

•	a broad and expanding wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the receipt of licenses to sell our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop products and services for Iridium NEXT;

•
our ability to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites, including our ability to negotiate modifications to the Credit Facility with our lenders and, if required by our lenders, to obtain additional external debt or equity financing;

•
our ability to obtain sufficient internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

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

Comparison of Our Results of Operations for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2013	Revenue	2012	Revenue	Dollars	Percent
Revenue:
Services	$75,381	75%	$71,403	71%	$3,978	6%
Subscriber equipment	20,253	20%	26,371	26%	(6,118)	(23)%
Engineering and support services	4,935	5%	2,667	3%	2,268	85%
Total revenue	100,569	100%	100,441	100%	128	0%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	14,776	15%	14,000	14%	776	6%
Cost of subscriber equipment	15,550	16%	14,194	14%	1,356	10%
Research and development	3,125	3%	3,623	4%	(498)	(14)%
Selling, general and administrative	18,290	18%	16,452	16%	1,838	11%
Depreciation and amortization	19,377	19%	20,484	20%	(1,107)	(5)%
Total operating expenses	71,118	71%	68,753	68%	2,365	3%

Operating income	29,451	29%	31,688	32%	(2,237)	(7)%

Other income (expense):
Interest income, net	557	1%	399	0%	158	40%
Undrawn credit facility fees	(1,886)	(2)%	(2,488)	(2)%	602	(24)%
Other expense, net	(1,101)	(1)%	(67)	0%	(1,034)	1,543%
Total other expense	(2,430)	(2)%	(2,156)	(2)%	(274)	13%
Income before income taxes	27,021	27%	29,532	30%	(2,511)	(9)%
Provision for income taxes	(10,436)	(10)%	(11,693)	(12)%	1,257	(11)%
Net income	$16,585	17%	$17,839	18%	$(1,254)	(7)%

Revenue

Total revenue remained relatively flat at $100.6 million for the three months ended September 30, 2013 compared to $100.4 million for the three months ended September 30, 2012. This slight increase in revenue was due to an increase in service revenue resulting primarily from a targeted increase in access fee pricing, a 10% year-over-year increase in billable subscribers, and an increase in government-sponsored engineering and support contracts. These increases were largely offset by a decrease in subscriber equipment revenue due to reduced handset sales.

Service Revenue

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$48.5	345	$47	$45.2	333	$46	$3.3	12	$1
Commercial M2M data	12.8	259	17	10.9	213	18	1.9	46	(1)
Total Commercial	61.3	604		56.1	546		5.2	58
Government voice and data	13.1	32	135	14.5	35	136	(1.4)	(3)	(1)
Government M2M data	1.0	19	17	0.8	14	19	0.2	5	(2)
Total Government	14.1	51		15.3	49		(1.2)	2
Total Service Revenue	$75.4	655		$71.4	595		$4.0	60

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

Commercial voice and data revenue increased principally due to an increase in access fee revenue resulting from targeted price increases, driving an increase in ARPU.  Also contributing to the increase in commercial voice and data revenue was an increase in billable subscribers. These increases were partially offset by declines in telephony usage. For the remainder of 2013, growth in commercial voice and data revenue may be negatively affected by our recently addressed product issues related to our Iridium OpenPort® service. Commercial M2M data revenue growth was driven principally by an increase in billable subscribers. We anticipate continued growth in billable commercial subscribers for the remainder of 2013.

Government voice and data revenue decreased principally due to a reduction in telephony billable subscribers, a higher ARPU service. Also contributing to this decline was a higher proportion of billable subscribers on lower priced plans for Netted Iridium®, a service that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. The increase in government M2M data revenue was driven primarily by billable subscriber growth, offset by a decline in average data usage, negatively impacting ARPU.   As discussed above, in October 2013, we executed a new EMSS contract with DISA. While this contract will have a favorable impact on our fourth quarter 2013 results, compared to the year ago period, we still anticipate a slight decline in government service revenue for the full-year 2013 compared to 2012.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased 23%, or $6.1 million, for the three months ended September 30, 2013 compared to the prior year period. This decline was primarily due to lower handset sales.

Engineering and Support Service Revenue

Engineering and support service revenue increased by $2.3 million, or 85%, for the three months ended September 30, 2013 compared to the prior year period due the execution of government-sponsored engineering and support contracts in the third quarter of 2013 related to gateway modernization efforts as we transition to Iridium NEXT capabilities. We anticipate an increase in the scope of work for government contracts during the remainder of 2013, resulting in overall growth in engineering and support service revenue compared to the prior year period.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased $0.8 million, or 6%, for the three months ended September 30, 2013 from the prior year period primarily due to an increase in scope of work for government-sponsored contracts.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment increased by $1.4 million, or 10%, for the three months ended September 30, 2013 compared to the prior year period. This increase was primarily due a $3.6 million warranty expense recorded during the three months ended September 30, 2013 related to projected higher warranty claims and other warranty-related initiatives for the Iridium Pilot terminals. This increase was partially offset by the decrease in handset sales as discussed above.

Research and Development

Research and development expenses decreased by $0.5 million, or 14%, for the three months ended September 30, 2013 compared to the prior year period primarily due to decreases in Iridium NEXT research and development projects.

Selling, General and Administrative

Selling, general and administrative expenses increased by $1.8 million, or 11%, for the three months ended September 30, 2013 compared to the prior year period primarily due to an increase in employee-related costs and professional fees.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.1 million, or 5%, for the three months ended September 30, 2013 from the prior year period. The decline in depreciation expense was due to a $2.0 million impairment charge that we recorded during 2012 as a result of having lost communication with one of our in-orbit satellites. This decrease was partially offset by an increase in depreciation expense resulting from an increase in property and equipment compared to the prior year.

Other Income (Expense)

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $1.9 million for the three months ended September 30, 2013 compared to $2.5 million for the prior year period. The decrease of the commitment fee on the undrawn portion is directly proportionate to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT.

Other Expense, Net

Other expense, net, was $1.1 million for the three months ended September 30, 2013 compared to less than $0.1 million for the prior year period. This change primarily resulted from our share of the loss from our equity method investment in Aireon LLC, or Aireon. Following NAV CANADA’s purchase of Aireon preferred membership interests in the fourth quarter of 2012, Aireon is accounted for as an equity method investment within our financial statements, and our investment is included within other assets on the consolidated balance sheet. Prior to NAV CANADA’s investment, we consolidated Aireon’s results with our results as a wholly owned subsidiary. As our equity investment in Aireon did not commence until the fourth quarter of 2012, there were no similar amounts during the three months ended September 30, 2012.

Provision for Income Taxes

For the three months ended September 30, 2013, our income tax provision was $10.4 million compared to $11.7 million for the prior year period. The change in the income tax provision is primarily related to the decrease in our income before income taxes compared to the prior year period.

Net Income

Net income was $16.6 million for the three months ended September 30, 2013, a decrease of $1.3 million, from the prior year period. This decline in net income was driven by a $2.4 million increase in operating expenses, largely due to increases in employee-related costs and Iridium Pilot warranty expenses incurred during the period, and a $1.0 million increase in other expenses, net, driven by our share of the loss from our equity method investment in Aireon.  These decreases to net income were partially offset by a $1.3 million decline in the provision for income taxes, primarily related to the decrease in our income before income taxes compared to the prior year period.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2013	Revenue	2012	Revenue	Dollars	Percent
Revenue:
Services	$215,569	76%	$206,736	71%	$8,833	4%
Subscriber equipment	57,399	20%	71,825	25%	(14,426)	(20)%
Engineering and support services	11,474	4%	12,675	4%	(1,201)	(9)%
Total revenue	284,442	100%	291,236	100%	(6,794)	(2)%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	43,458	15%	47,991	17%	(4,533)	(9)%
Cost of subscriber equipment	39,563	14%	40,828	14%	(1,265)	(3)%
Research and development	6,525	2%	12,741	4%	(6,216)	(49)%
Selling, general and administrative	55,054	20%	52,570	18%	2,484	5%
Depreciation and amortization	56,205	20%	63,056	22%	(6,851)	(11)%
Total operating expenses	200,805	71%	217,186	75%	(16,381)	(8)%

Operating income	83,637	29%	74,050	25%	9,587	13%

Other income (expense):
Interest income, net	1,835	1%	588	0%	1,247	212%
Undrawn credit facility fees	(6,002)	(2)%	(7,849)	(3)%	1,847	(24)%
Other expense, net	(3,366)	(2)%	(6)	0%	(3,360)	56,000%
Total other expense	(7,533)	(3)%	(7,267)	(3)%	(266)	4%
Income before income taxes	76,104	27%	66,783	22%	9,321	14%
Provision for income taxes	(29,172)	(10)%	(18,863)	(6)%	(10,309)	55%
Net income	$46,932	17%	$47,920	16%	$(988)	(2)%

Revenue

Total revenue decreased 2% to $284.4 million for the nine months ended September 30, 2013 compared $291.2 million for the nine months ended September 30, 2012. The decrease was primarily due to a decrease in equipment handset sales and a decrease in revenue from government-sponsored engineering and support contracts. These decreases in revenue were partially offset by a targeted increase in access fee pricing and an increase in service revenue due to a 10% year-over-year increase in billable subscribers.

Service Revenue

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$135.7	345	$45	$129.9	333	$45	$5.8	12	$-
Commercial M2M data	36.4	259	17	30.3	213	18	6.1	46	(1)
Total Commercial	172.1	604		160.2	546		11.9	58
Government voice and data	40.7	32	134	44.4	35	137	(3.7)	(3)	(3)
Government M2M data	2.8	19	18	2.1	14	19	0.7	5	(1)
Total Government	43.5	51		46.5	49		(3.0)	2
Total Service Revenue	$215.6	655		$206.7	595		$8.9	60

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

Commercial voice and data revenue increased principally due to an increase in access fee revenue resulting from targeted price increases and an increase in billable subscribers. These increases were partially offset by declines in telephony usage. Commercial M2M data revenue growth was driven principally by an increase in billable subscribers.

Government voice and data revenue decreased principally due to a reduction in telephony billable subscribers, a higher ARPU service. Also contributing to this decline was a higher proportion of billable subscribers on lower priced plans for Netted Iridium®, a service that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. The increase in government M2M data revenue was driven primarily by billable subscriber growth, offset by a decline in average data usage, negatively impacting ARPU.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased 20%, or $14.4 million, for the nine months ended September 30, 2013 compared to the prior year period. The decrease in subscriber equipment revenue was primarily due to lower handset sales.

Engineering and Support Service Revenue

Engineering and support service revenue decreased 9%, or $1.2 million, for the nine months ended September 30, 2013 compared to the prior year period. During the first half of 2013, engineering and support service revenue was down from the prior year period due to a decline in scope of work for government-sponsored contracts. This decline was partially offset by favorable third quarter variances related to an increase in funding and the execution of new government-sponsored contracts related to gateway modernization efforts as we transition to Iridium NEXT capabilities.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) decreased $4.5 million, to $43.5 million, for the nine months ended September 30, 2013 from the prior year period primarily due to an overall decline in scope of work for lower-margin government-sponsored contracts.

Cost of Subscriber Equipment

Cost of subscriber equipment decreased 3%, to $39.6 million, for the nine months ended September 30, 2013 compared to the prior year period. This decrease was primarily due to the proportionate decrease in unit sales and corresponding decline in subscriber equipment revenue discussed above.  This decrease was partially offset by a $5.5 million warranty expense recorded during the nine months ended September 30, 2013 related to higher warranty claims and other warranty-related initiatives for the Iridium Pilot terminals.

Research and Development

Research and development expenses decreased 49%, or $6.2 million, for the nine months ended September 30, 2013 from the prior year period primarily due to decreases in research and development associated with new subscriber equipment products and Iridium NEXT projects.

Selling, General and Administrative

Selling, general and administrative expenses increased 5%, or $2.5 million, for the nine months ended September 30, 2013 compared to the prior year period primarily due to an increase in employee-related costs and professional fees partially offset by a decline in sales and marketing primarily for Iridium NEXT.

Depreciation and Amortization

Depreciation and amortization expense decreased 11%, or $6.9 million, for the nine months ended September 30, 2013 from the prior year period. During the second quarter of 2012, we updated our analysis of the current satellite constellation’s health and the remaining useful life. Based on the results of this analysis, we estimate that our current constellation of satellites will be operational for longer than previously expected. As a result, the estimated useful life of the current constellation was extended and is consistent with the expected deployment of Iridium NEXT. This change in estimated useful life resulted in a decrease in depreciation expense for the nine months ended September 30, 2013 when compared to the prior year period. Also contributing to the decline in depreciation expense was a non-recurring $2.0 million impairment charge recorded during 2012 as a result of losing communication with one of our in-orbit satellites.

Other Income (Expense)

Interest Income, Net

Interest income, net, increased to $1.8 million for the nine months ended September 30, 2013 from $0.6 million for the prior year period primarily due to an increase in interest income earned on marketable securities. We began investing in marketable securities during the first quarter of 2013; therefore, no similar interest income was earned during 2012.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $6.0 million for the nine months ended September 30, 2013 compared to $7.8 million for the prior year period. The decrease of the commitment fee on the undrawn portion is directly proportionate to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT.

Other Expense, Net

Other expense, net, was $3.4 million for the nine months ended September 30, 2013 compared to less than $0.1 million for the prior year period. This change resulted from our share of the loss from our equity method investment in Aireon. Following NAV CANADA’s purchase of Aireon preferred membership interests in the fourth quarter of 2012, Aireon is accounted for as an equity method investment within our financial statements, and our investment is included within other assets on the consolidated balance sheet. Prior to NAV CANADA’s investment, we consolidated Aireon’s results with our results as a wholly owned subsidiary. As our equity investment in Aireon did not commence until the fourth quarter of 2012, there were no similar amounts during the nine months ended September 30, 2012.

Provision for Income Taxes

For the nine months ended September 30, 2013, our income tax provision was $29.2 million compared to $18.9 million for the prior year period. The change in the income tax provision is primarily related to the increase in our income before income taxes compared to the prior year period combined with the decrease in the impact of the benefit of the Arizona tax law changes recognized in 2012.  This was partially offset by the current period tax benefit of the 2012 and 2013 tax research and development credit extension enacted in January 2013 as compared to the prior year period.   As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $46.9 million for the nine months ended September 30, 2013, a decrease of $1.0 million from the prior year period. Revenues declined by $6.8 million to $284.4 million for the nine months ended September 30, 2013.  Operating expenses decreased by $16.4 million driven by a $6.9 million decline in depreciation and amortization expense primarily resulting from the change in the estimated useful lives of our satellites in the second quarter of 2012 and a $6.2 million decrease in research and development compared to the prior period due to decreases in research and development associated with new subscriber equipment products and Iridium NEXT projects. These year-over-year benefits to net income were partially offset by a $10.3 million increase in the provision for income taxes, which primarily related the increase in our income before income taxes compared to the prior year period combined with the decrease in the impact of the benefit of the Arizona tax law changes recognized in 2012.

Liquidity and Capital Resources

As of September 30, 2013, our total cash and cash equivalents balance was $197.0 million and our marketable securities balance was $73.3 million. Our principal sources of liquidity are existing cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, international expansion, and research and development expenses.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Credit Facility. While we were in compliance with all our financial covenants as of September 30, 2013 and believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next twelve months, as previously reported we expect to need modifications to our Credit Facility for some financial covenants with measurement dates beyond the next twelve months. In addition, developments in our business during the period covered by this report, including the recent slowdown in our handset business and higher projected warranty claims on our Iridium Pilot terminals have reduced our estimates for operational EBITDA for the twelve months ending December 31, 2013 and June 30, 2014. Accordingly, to remove any uncertainty regarding our covenant compliance while we work to get the longer-term modifications in place, we requested and received a waiver from our Credit Facility lenders, providing us with additional headroom on our operational EBITDA covenant for those periods.

We expect to fund the remainder of the costs of Iridium NEXT from cash on hand, internally generated cash flows, including potential cash flows from hosted payloads on our Iridium NEXT satellites and Iridium PRIME, and, if needed or required by our lenders, with additional external debt or equity financing.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. For measurement dates beyond the next twelve months, we expect to need modifications to the Credit Facility from our lenders for our operational EBITDA covenant, primarily because of recent developments in our telephony business and challenges associated with our Iridium Pilot product, and our secondary payload cashflow covenant, primarily due to timing of payments. There can be no assurance that the lenders will agree to such modifications. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations. If we do not generate sufficient cash flows, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, or if required by our lenders as a condition to the modifications we seek to our financial covenants, we will need further external funding. Our ability to obtain additional funding may be adversely affected by a number of factors, including global economic conditions, and we can provide no assurance that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

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

As of September 30, 2013, we had borrowed a total of $936.3 million under the Credit Facility. The unused portion of the Credit Facility as of September 30, 2013 was $863.7 million. Under the terms of the Credit Facility, we were required to maintain a minimum cash reserve for debt service of $81.0 million as of September 30, 2013, which is classified as restricted cash on the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to be in 2017.

In addition to the minimum debt service levels, financial covenants under the Credit Facility include:

•	an available cash balance of at least $25 million;

•
a debt-to-equity ratio, which is calculated as the ratio of total net debt to the aggregate of total net debt and total stockholders’ equity, of no more than 0.7 to 1, measured each June 30 and December 31;

•	specified maximum levels of annual capital expenditures (excluding expenditures on the construction of Iridium NEXT satellites) through the year ending December 31, 2024;

•
specified minimum consolidated operational earnings before interest, taxes, depreciation and amortization, or operational EBITDA, levels for the 12-month periods ending each December 31 and June 30 through June 30, 2017;

•
specified minimum cash flow requirements from customers who have hosted payloads on our satellites during the 12-month periods ending each December 31 and June 30, beginning December 31, 2014 and ending on June 30, 2017;

•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5; and

•
specified maximum leverage levels during the repayment period that decline from a ratio of 4.75 to 1 for the 12 months ending June 30, 2017 to a ratio of 2.5 to 1 for the 12 months ending June 30, 2025.

Our available cash balance, as defined by the Credit Facility, was $204.5 million as of September 30, 2013.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility.  In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of June 30, 2013, the last point at which it was measured, we had available cure amount of $25.8 million, though it was not required to maintain compliance with the covenants.  We note that available cure amount, due to the complexity of its calculation, has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

The covenants also place limitations on our ability and that of our subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into transactions with affiliates, fund payments under the full scale development contract, or FSD, with Thales Alenia Space France from our own resources, incur additional indebtedness, or make loans, guarantees or indemnities.  If we are not in compliance with the financial covenants under the Credit Facility, after any opportunity to cure such non-compliance, or we otherwise experience an event of default under the Credit Facility, the lenders may require repayment in full of all principal and interest outstanding under the Credit Facility. It is unlikely we would have adequate funds to repay such amounts prior to the scheduled maturity of the Credit Facility. If we fail to repay such amounts, the lenders may foreclose on the assets we have pledged under the Credit Facility, which include substantially all of our assets and those of our domestic subsidiaries.

We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows

The following section highlights our cash flows for the nine months ended September 30, 2013 and 2012:

	2013	2012	Change
	(in thousands)
Cash provided by operating activities	$144,332	$132,715	$11,617
Cash used in investing activities	$(342,335)	$(221,343)	$(120,992)
Cash provided by financing activities	$140,582	$141,661	$(1,079)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 increased by $11.6 million from the prior year period. This improvement was primarily due to a $6.2 million decrease in working capital and a $6.2 million decrease in research and development expenses compared to the prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 increased by $121.0 million compared to the prior year period due to the net purchase of marketable securities for $73.9 million, our $5.0 million investment in an equity method affiliate in 2013, and a $42.1 million increase in capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellites, network and gateway operations.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 decreased by $1.1 million from the prior year period primarily due to proceeds of $9.1 million received in 2012 from the exercise of warrants for which there were no similar proceeds in 2013 and the $5.3 million payment of dividends on our Series A Preferred Stock in 2013, for which there was no corresponding payment in 2012. These decreases were largely offset by a $12.7 million increase in borrowings under the Credit Facility.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Seasonality

Our results of operations have been subject to seasonal usage changes for commercial customers, and we expect that our results will be affected by similar seasonality effects in the future. March through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. Commercial M2M revenue has been less subject to seasonal usage changes, and revenue from our new fixed-price U.S. government contract will not be subject to seasonal fluctuations.

Recent Accounting Developments

None.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the nine months ended September 30, 2013, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We entered into the Credit Facility in October 2010 and had borrowed $936.3 million under the Credit Facility as of September 30, 2013. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the nine months ended September 30, 2013, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by less than $0.1 million.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. At times we maintain cash and cash equivalent deposit balances in excess of federally insured (FDIC) limits, and we may have marketable securities balances in excess of Securities Investment Protection Corporation (SIPC) limits, however we maintain our cash, cash equivalents and marketable securities with financial institutions with high credit ratings. The majority of our cash is swept nightly into funds that invest in or are collateralized by U.S government-backed securities. During 2013, we invested in marketable securities consisting of fixed income and commercial paper debt instruments with fixed interest rates and maturity dates within three years of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2012. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the funds available under the Credit Facility, together with internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME, and cash on hand.

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

There can also be no assurance that our internally generated cash flows will meet our current expectations, or that we will not encounter increased costs. Among other factors leading to the uncertainty over our internally generated cash flows, Aireon may be unable to pay its hosting costs, and the market for Iridium PRIME may not develop as we expect. If internally generated cash flows, including potential cash from hosted payload arrangements or Iridium PRIME, are less than we expect, we might need to finance the remaining cost of Iridium NEXT by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT. Such additional financing may not be available on favorable terms, or at all.

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

Our agreements with U.S. government customers, particularly the DoD, which represent a significant portion of our revenue, are subject to termination.

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 19% of our revenue for the three and nine months ended September 30, 2013 and 20% of our revenue for the year ended December 31, 2012. We provide the majority of our services to the U.S. government pursuant to our GMSS and EMSS contracts.  We entered into new versions of these contracts in September and October 2013, respectively.  The new GMSS contract provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government, and the new EMSS contract provides for a five-year term. The U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. If the U.S. government terminates its agreements with us or fails to renew the GMSS agreement, we would lose a significant portion of our revenue.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: October 31, 2013

EXHIBIT INDEX

Exhibit	Description

10.1
Amendment, dated as of July 26, 2013, to COFACE Facility Agreement, dated as of October 4, 2010, by and among Iridium Communications Inc., Iridium Satellite LLC, the other Obligors party thereto, the Lenders party thereto, the COFACE Agent and Deutsche Bank Trust Company Americas, as Security Agent and U.S. Collateral Agent, as amended and restated by the Supplemental Agreement dated as of August 1, 2012.

10.2†	Amendment No. 15 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 11, 2013.

10.3†	Amendment No. 16 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 24, 2013.

10.4†	Amendment No. 17 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 20, 2013.

10.5†	Amendment No. 3 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of May 9, 2013.

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

101**
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2013 and 2012;
(iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and
(iv) Notes to Condensed Consolidated Financial Statements.

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

