Form 10-K
period 2013-12-31
Iridium Communications Inc.
filed 2014-03-04
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2013 was approximately $494.3 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 27, 2014 was 76,689,814.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2013

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

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers via our constellation of 66 in-orbit satellites, in-orbit spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across our satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for local ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

Our commercial end user base, which we view as our primary growth engine, is diverse and includes markets such as emergency services, maritime, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction and transportation. Many of our end users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services, including telematics, and to provide mobile communications services for employees in areas inadequately served by terrestrial networks. Ship crews and passengers use our services for ship-to-shore calling as well as to send and receive e-mail and data files, and to receive electronic media, weather reports, emergency bulletins and electronic charts. Shipping operators use our services to manage operations on board ships and to transmit data, such as course, speed and fuel stock. Aviation end users use our services for air-to-ground telephony and data communications for position reporting, emergency tracking, weather information, electronic flight bag updates and fleet information.

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $74.7 million in service and engineering and support service revenue, or 19% of our total revenue, for the year ended December 31, 2013. This does not include revenue from the sale of equipment that may be ultimately purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack visibility into these activities and the related revenue. In October 2013, we entered into a new multi-year, fixed-price contract with the U.S. government to provide satellite airtime services for an unlimited number of U.S. Department of Defense, or DoD, and other federal government subscribers, with a total contract value of $400 million over its five-year term.

The DoD owns and operates a dedicated gateway in Hawaii that is only compatible with our satellite network. The U.S. armed services, State Department, Department of Homeland Security, Federal Emergency Management Agency, or FEMA, Customs and Border Protection, and other U.S. government agencies, as well as other nations’ governmental agencies, use our voice and data services for a wide variety of applications. Our voice and data products are used for numerous primary and backup communications solutions, including logistical, administrative, morale and welfare, tactical and emergency communications. In addition, our products are installed in ground vehicles, ships, rotary-wing and fixed-wing aircraft and are used for command-and-control and situational awareness purposes. Our satellite network provides increased network security to the DoD because traffic is routed across our satellite constellation before being brought down to earth through the dedicated, secure DoD gateway, thus providing additional levels of protection. Since our network was launched in the mid-1990s, the DoD has made significant investments to build and upgrade its dedicated gateway and to purchase our handsets and voice and data devices, all of which are only compatible with our satellite network. In addition, the DoD continues to invest directly and indirectly in additional services on our network such as Distributed Tactical Communications Services, which we refer to as Netted Iridium®.

We sell our products and services to commercial end users exclusively through a wholesale distribution network, encompassing 75 service providers, more than 190 value-added resellers, or VARs, and 55 value-added manufacturers, or VAMs, which create and sell Iridium®-based technology either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At December 31, 2013, we had approximately 664,000 billable subscribers worldwide, representing a 9% increase compared to December 31, 2012. Total revenue decreased slightly from $383.5 million in 2012 to $382.6 million in 2013.

Industry

We compete in the mobile satellite services sector of the global communications industry. Mobile satellite services operators provide voice and data services to people and machines on the move or in fixed locations using a network of satellites and ground facilities. Mobile satellite services are intended to meet users’ needs for connectivity in all locations. Customers typically use satellite voice and data communications in situations where existing terrestrial wireline and wireless communications networks do not exist, do not provide sufficient coverage, or are impaired. Further, many regions of the world benefit from satellite networks, such as rural and developing areas that lack adequate wireless or wireline networks, ocean and polar regions where few alternatives exist, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

Government organizations, including military and intelligence agencies and disaster response agencies, non-governmental organizations and industrial operations and support teams depend on mobile and fixed voice and data satellite communications services on a regular basis. Businesses with global operations require reliable communications services when operating in remote locations around the world. Mobile satellite services users span many sectors, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction and transportation, among others. Many of our customers view satellite communications services as critical to their daily operations.

We believe that increasing penetration will provide a significant market opportunity for the mobile satellite services industry. According to a 2013 report produced by A.T. Kearney for the GSM Association, total mobile connections were expected to reach 7.4 billion throughout the world as of the end of 2013. We believe that growth in the terrestrial wireless industry has increased awareness of the need for reliable mobile voice and data communications services. In addition, despite significant penetration and competition, terrestrial wireless systems only serve a small fraction of the earth’s surface and are focused mainly in those areas where people live, excluding oceans and other remote regions where ships, airplanes and other remote assets may be located or in transit. By offering mobile communications services with global voice and data coverage, mobile satellite service providers address the demand from businesses, governments and individuals for connectivity and reliability in locations not consistently served by wireline and wireless terrestrial networks.

The mobile satellite services industry also benefits from the continued development of innovative, lower-cost technology and applications integrating mobile satellite products and services. We believe that growth in demand for mobile satellite services is driven in large part by the declining cost of these services, the diminishing size and lower costs of voice, data and machine-to-machine, or M2M, devices, the rollout of new applications tailored to the specific needs of customers across a variety of markets, and a more favorable regulatory environment in international markets.

Communications industry sectors include:

⋅      mobile satellite services, which provide customers with voice and data connectivity to mobile and fixed devices using ground facilities and networks of geostationary, or GEO, satellites, which are located approximately 22,300 miles above the equator, medium earth orbit satellites, which orbit between approximately 6,400 and 10,000 miles above the earth’s surface, or low earth orbit, or LEO, satellites, such as those in our constellation, which orbit between approximately 300 and 1,000 miles above the earth’s surface;

⋅      fixed satellite services, which use GEO satellites to provide customers with broadband communications links between fixed points on the earth’s surface; and
⋅      terrestrial services, which use a network of land-based equipment, including switching centers and radio base stations, to provide wireless or wireline connectivity and are complementary to satellite services.

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

Our Competitive Strengths

⋅      Attractive and growing markets. We believe that the mobile satellite services industry will continue to experience growth driven by the increasing awareness of the need for reliable mobile voice and data communications services, the lack of coverage by terrestrial wireless systems of most of the earth’s surface, and the continued development of innovative, lower cost technology and applications integrating mobile satellite products and services. Only satellite providers can offer global coverage, and the satellite industry is characterized by significant financial, technological and regulatory barriers to entry.

⋅      True global coverage. Our network provides true global coverage, which none of our competitors, whether LEO or GEO, can offer. Our network of 66 operational satellites relies on an interlinked mesh architecture to transmit signals from satellite to satellite, which reduces the need for multiple local ground stations around the world and facilitates the global reach of our services. GEO satellites orbit above the earth’s equator, limiting their visibility to far northern or southern latitudes and polar regions. LEO satellites from operators like Globalstar and ORBCOMM use an architecture commonly referred to as “bent pipe”, which requires voice and data transmissions to be immediately routed to ground stations in the same region and can only provide real-time service when they are within view of a ground station, limiting coverage to areas near where they have been able to license and locate ground infrastructure. The LEO design of our satellite constellation produces minimal transmission delays compared to GEO systems due to the shorter distance our signals have to travel. Additionally, LEO systems typically have smaller antenna requirements and are less prone to signal blockage caused by terrain than GEO satellite networks. As a result, we believe that we are well-positioned to capitalize on the growth in our industry from end users who require reliable, easy-to-use communications services in all locations.

⋅      Innovations for a broad range of markets at lower costs. The specialized needs of our global end users span many markets, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction and transportation. We sell our products and services to commercial end users exclusively through a wholesale distribution network of service providers, VARs and VAMs, which often specialize in a particular line of business. Our distributors use our products and services to develop innovative and integrated communications solutions for their target markets, often combining our products with other technologies, such as GPS and terrestrial wireless technology. In addition to promoting innovation, our wholesale distribution model allows us to capitalize on the research and development expenditures of our distributor partners, while lowering overall customer acquisition costs and mitigating some risks, such as consumer relationship risks. By partnering with these distributors to develop new products, services and applications, we believe we create additional demand for our products and services and expand our target markets at a lower cost than would a more direct marketing model. We believe our distribution network can continue to grow with us and increase our market penetration.

⋅      Strategic relationship with the U.S. government. The U.S. government is our largest single customer, and we have had a relationship with the DoD since our inception. We believe the DoD views our Netted Iridium, M2M devices, encrypted handset and other products as mission-critical services and equipment. The DoD has made significant investments in a dedicated gateway on a U.S. government site to provide operational security and allow DoD handset users to communicate securely with other U.S. government communications equipment. This gateway is only compatible with our satellite network. In October 2013, we entered into a new five-year, fixed-price contract with the U.S. government to provide satellite airtime services for an unlimited number of DoD and other federal government subscribers, with a total contract value of $400 million.

Our Business and Growth Strategies

⋅      Leverage our largely fixed-cost infrastructure by growing our service revenue. Our business model is characterized by high capital costs, primarily incurred every 10 to 15 years, in connection with designing, building and launching new generations of our satellite constellation, but the incremental cost of providing service to additional end users is relatively low. We believe that service revenue will be our largest source of future growth and profits, and we intend to focus on growing both our commercial and government service revenue in order to leverage our largely fixed-cost infrastructure. In particular, we believe that M2M services, where we are engaging large, global enterprises as long-term customers for telematics solutions, represent an opportunity for service revenue growth.

⋅      Accelerate the development of personal communications capabilities. Iridium Force® is our strategy for the development of personal mobile satellite communications: allowing users to connect to our network in more ways, including from devices such as smartphones, tablets and laptops; making our technology more accessible and cost-effective for our distribution partners to integrate by licensing our core technologies; integrating location-based services for location-specific applications and personal security capabilities; and providing rugged, dependable devices and services. As part of this strategy, in February 2014 we announced our plans for Iridium GO!TM, a personal satellite connectivity device (a “satellite hotspot”) that will allow the use of smartphones and tablets over our network. We expect this device to be available in the second quarter of 2014.

⋅      Continue to expand our distribution network. We believe our wholesale distribution network lowers our costs and risks, and we plan to continue to selectively expand our network of service providers, VAMs and VARs. We expect that our current and future value-added partners will continue to develop customized products, services and applications targeted to the land-based handset, maritime, aviation, M2M and government markets. We believe these markets represent an attractive opportunity for continued subscriber growth. We also expect to continue to expand our sales and distribution efforts geographically by seeking authorization to operate and engaging distribution partners in additional countries.

⋅      Continued growth in services provided to the DoD. In October 2013, we executed a new five-year Enhanced Mobile Satellite Services, or EMSS, contract with the Defense Information Systems Agency, or DISA. Under the terms of this new agreement, we provide Iridium airtime and airtime support to U.S. government and other authorized customers, including voice, low and high speed data, paging, and Distributed Tactical Communication, or netted, services. The service fees we will receive under the EMSS contract are fixed and increase from $64 million and $72 million in the first two years to $88 million in each of the next three years. In addition, other services we are developing, such as future broadcast capabilities, provide us with opportunities to offer new products and services to the DoD for an additional fee.

⋅      Develop the Iridium NEXT constellation. We are developing our next-generation satellite constellation, Iridium NEXT, which will replace our existing constellation with a more powerful satellite network while maintaining backward compatibility with our current system and end-user devices. Iridium NEXT will maintain our current system’s key attributes, including the capability to upload new software, while providing new and enhanced capabilities, such as higher data speeds and increased capacity. We believe Iridium NEXT’s increased capabilities will expand our target markets by enabling us to develop and offer a broader range of products and services, including a wider array of cost-effective and competitive broadband data services. We completed the critical design review phase of the development of Iridium NEXT in 2013, and we expect to proceed to full-scale production in 2014 in anticipation of our first launch scheduled for 2015.

⋅      Continue to develop Aireon and other hosted payloads, including Iridium PRIMESM. Iridium NEXT is designed to host secondary payloads, which have the potential to generate cash flows and deferred revenue during the construction phase of Iridium NEXT and the potential to generate recurring service revenue once Iridium NEXT is launched. Our primary hosted payload customer is Aireon LLC, or Aireon, which is a joint venture between us and four air navigation service providers, NAV CANADA, Enav (Italy), Naviair (Denmark) and the Irish Aviation Authority. Aireon is developing an automatic dependent surveillance-broadcast, or ADS-B, receiver to be hosted on Iridium NEXT, to provide a global air traffic surveillance service, which Aireon plans to offer to air navigation service providers, including our co-investors in Aireon and the U.S. Federal Aviation Administration. We have allocated the remaining hosted payload space on the original 81 Iridium NEXT satellites to Harris Corporation, which is building the Aireon payload. In addition, in September 2013 we announced Iridium PRIME, which will allow customers to host payloads on stand-alone satellites, giving them greater volume, weight, power and data capacity, as well as flexibility of launch schedule, while holding costs down compared to an independent satellite development effort.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of 75 service providers, more than 190 VARs and 55 VAMs. These distributors sell our products and services to end users, either directly or indirectly through service providers, VARs or dealers. Of these distributors, approximately 30 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific lines of business. We also sell airtime services directly to U.S. government customers, including the DoD, for resale to other government agencies. The U.S. government and international government agencies may purchase additional services as well as our products and related applications through our network of distributors.

We provide our distributors with support services, including assistance with coordinating end user sales, strategic planning and training and second-tier customer support, as well as helping them respond to new opportunities for our products and services. We have representatives covering three regions around the world to better manage our distributor relationships: the Americas, which includes North, South and Central America; Asia Pacific, which includes Australia and Asia; and Europe, the Middle East, Africa and Russia. We have also established a global support service program to provide portside service for Iridium OpenPort® maritime customers at major ports worldwide. In addition, we maintain various online management tools that allow us to communicate efficiently with our distributors, and allow them to manage their customers’ Iridium devices from anywhere in the world. By relying on our distributors to manage end user sales, we believe that we reduce some of the risks and costs related to our business, such as consumer relationship risks and sales and marketing costs, while providing a broad and expanding distribution network for our products and services with access to diverse and geographically dispersed niche markets. We are also able to rely on the specialized expertise of our distributors, who continue to develop innovative and improved solutions and applications integrating our product and service offerings, providing us with an attractive platform to support our growth.

Commercial Markets

We view our commercial end user base as our primary growth engine. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voice mail. Unlike service providers, our VARs typically focus more on data applications and provide a broader array of value-added services specifically targeted to the niche markets they serve, such as maritime, M2M, aviation and government markets, where high-use customers with specialized needs are concentrated. These VARs integrate our handsets, transceivers, high-speed data devices and short-burst data modems with other hardware and software to create packaged solutions for end users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, the DoD and other U.S. and international government agencies. Our service providers include dedicated satellite service providers such as Airbus Defense and Space and Inmarsat, as well as some of the largest telecommunications companies in the world, including Telstra Corporation Limited, KDDI Corporation and Singapore Telecommunications Limited. Our VARs include AirCell Inc., ARINC Incorporated, Blue Sky Network, LLC, DeLorme Publishing Company Inc., General Dynamics Corporation, Joubeh Technologies Inc., Kore Telematics Inc., NAL Research Corporation and Zunibal S.A.

We also sell our products to VAMs, who integrate our transceivers into their propriety hardware and software. These VAMs produce specialized equipment, including integrated ship communications systems, global asset tracking devices and secure satellite handsets, such as our Iridium 9505A handset coupled with U.S. National Security Agency Type I encryption capability, which they offer to end users in maritime, aviation, government and M2M markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. Our VAMs include Applied Satellite Engineering, Inc., Beam Communications Pty Ltd., Digi International, Inc., InovarEMS, International Communications Group, Inc., ITT Exelis, Quake Global, Inc. and Cobham plc.

In addition to VARs and VAMs, we maintain relationships with more than 40 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing and support expenses. Our VADs include Active Web Solutions Inc., Global Marine Networks, LLC, Hirschmann Automation and Controls, Inc., Maxtena, Inc. and Ontec Inc.

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

Our two largest distributors, Airbus Defense and Space and Inmarsat, each represented 8% of our revenue for the year ended December 31, 2013.

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

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to our EMSS contract. Our previous EMSS contract, entered into in April 2008, provided for a one-year base term and four additional one-year options, all of which were exercised at the election of the U.S. government. The EMSS contract expired in 2013 and effective as of October 22, 2013, we executed a new five-year EMSS contract. Under the terms of this new agreement, authorized customers will continue to utilize Iridium airtime services, provided through the DoD’s dedicated gateway. These services will include unlimited global secure and unsecure voice, low and high-speed data, paging, and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers. The fixed-price rates in each of the five contract years, which run from October 22 through the following October 21 of each year, are $64 million and $72 million in years one and two, respectively, and $88 million in each of the years three through five. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies. Pursuant to federal acquisition regulations, the U.S. government may terminate the EMSS contract, in whole or in part, at any time.

We also provide maintenance services for the DoD gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by the DISA. We also entered into our previous GMSS contract in April 2008. This contract had a one-year base year and four additional one-year options exercisable at the election of the U.S. government. The U.S. government exercised all of the options under the April 2008 contract and exercised its ability under federal acquisition regulations to extend the agreement for an additional six months. During September 2013, upon expiration of the April 2008 contract, we entered into a new GMSS contract. This new agreement is structured similar to the April 2008 agreement and provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government. If the U.S. government elects to exercise all available one-year options, the total value of the contract to us would be approximately $38.0 million. The U.S. government may terminate the GMSS contract, in whole or in part, at any time.

In October 2012, we were also awarded a five-year indefinite-delivery/indefinite-quantity contract from DISA to upgrade the DoD gateway and ensure its compatibility with Iridium NEXT. This contract has a one-year base period and four one-year options, the first of which has been exercised, and has a maximum potential value of $47 million to us over the full five-year period, if all options are exercised.

U.S. government services accounted for approximately 19% of our total revenue for the year ended December 31, 2013. Our reported U.S. government revenue includes airtime revenue derived from the EMSS contract and services provided through the GMSS contract and other engineering and support contracts with the U.S. government. This revenue does not include airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, which we report as commercial service revenue, or equipment purchased by government customers from third-party distributors. We are unable to determine the specific amount of U.S. government revenue derived from these commercial sources.

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

Land-based Handset

We are the leading provider of mobile satellite communications services to the land-based handset sector, providing handset services to areas not served or inconsistently served by existing terrestrial communications networks. In a 2013 report, Euroconsult estimated that there were approximately 675,000 active satellite handsets in the market in 2012. Mining, forestry, construction, oil and gas, utilities, heavy industry and transport companies as well as the military, public safety and disaster relief agencies constitute the largest portion of our land-based handset end users. We believe that demand for mobile communications devices operating outside the coverage of terrestrial networks, combined with our small, lightweight, durable handsets with true global coverage, will allow us to capitalize on growth opportunities among these users.

Our land-based handset end users utilize our satellite communications services for:

⋅      Voice and data: Multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services, location-based services and to provide pay telephony services for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and while conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor segments rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage.

⋅      Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls and to establish data, e-mail, internet and corporate network connections.

⋅      Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of natural disasters such as Hurricane Sandy, the Haitian and Chilean earthquakes, the Japanese earthquake and tsunami and Typhoon Haiyan. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America.

⋅      Public telephone infrastructure: Telecommunications service providers use our services to satisfy regulatory mandates to provide communications services to rural populations currently not served by terrestrial infrastructure. Telstra Corporation, for example, uses our services to comply with its obligations to provide communications services to customers in certain remote parts of Australia.

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

Our M2M services are used for:

⋅      Fleet management: Our global coverage permits our products and services to be used to monitor the location of vehicle fleets, hours of service and engine telemetry data, as well as to conduct two-way communications with drivers around the world. Long distance drivers need reliable communication with both dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit. We expect that the need for more efficient, cost-effective and safer fleet operations as well as the imposition of regulatory mandates related to driver safety, such as drive-time monitoring, will increase demand for our services in this area.

⋅      Fixed-asset monitoring: Multinational corporations, such as oil-field service companies like Schlumberger Limited and ConocoPhillips Company, use our services to run applications that allow remote monitoring and operation of equipment and facilities around the globe, such as oil pipelines and offshore drilling platforms.

⋅      Asset tracking: Leveraging M2M applications developed by several of our distributors, companies use our services and related devices to track assets, including personnel, for logistics, theft-prevention and safety purposes. Companies and organizations that have fleets of vehicles use M2M solutions from Iridium distributors to improve the efficiency of their operations . For example, Halliburton uses inthinc's waySmart M2M solution to reduce accidents and increase vehicle uptime, and the Department of Homeland Security Office of Enforcement and Removal uses Fleet Management Solutions’ M2M solution to transmit position, direction, speed and other data for management of its vehicle fleet.

⋅      Resource management: Our global coverage and data throughput capabilities support natural resource management applications such as fisheries management systems. Marine Instruments and Zunibal S.A., two of our VARs, have developed applications for the fishing industry to assist fishing fleets in pursuing more efficient fishing practices.

⋅      Scientific data monitoring: The global coverage of our network supports many scientific data collection applications such as the Argo float program of the National Oceanographic and Atmospheric Administration, or NOAA. This program relies on our M2M services to collect climate data from buoys located throughout the world’s oceans for monitoring and analysis. We believe the increased need for monitoring climate and environmental data associated with global climate change and human impact on the planet will increase demand for these services.

⋅      Personal Tracking Devices and Location-Based Services: Several of our VAMs and VARs, such as Briartek, Inc., DeLorme, Global Satellite Engineering, NAL Research, Pieps GmbH and Solara Remote Data Delivery Incorporated, have introduced small, portable personal tracking devices that will provide personal tracking and data communications services to commercial end users. In addition, the Iridium Extreme® handset offers personal tracking and location-based services. These devices use M2M data services to send location information and other data to web-based portals for tracking of and messaging with users.

Maritime

We believe the maritime market is one of our most significant market opportunities. End users of our services in the maritime sector include companies engaged in merchant shipping, passenger transport, fishing, energy and recreation. Merchant shipping accounts for a significant portion of our maritime revenue, as those ships spend the majority of their time at sea away from coastal areas and out of reach of terrestrial communications services. Our products and services targeting the maritime market typically have high average revenue per subscriber, with multiple users utilizing a single subscriber account. Once a system is installed on a vessel, it often generates a multi-year recurring revenue stream from the customer. As a consequence, from time to time we may offer promotions or rebates to accelerate new customer acquisitions and a long-term revenue stream.

We believe increased regulatory mandates and increased demand for higher-speed, low-cost data services will allow us to capitalize on growth opportunities in this market. We believe Iridium Pilot®, which uses our Iridium OpenPort service to offer uncompressed data speeds of up to 134 kbps and three independent voice lines, presents a competitive, broadband communication alternative to end users in the maritime market. In 2012 and 2013, Iridium Pilot experienced higher than expected failure rates in the field primarily due to failures of a power amplifier component. The problems were addressed by mid-2013 and new Iridium Pilot units shipped since then have been operating as expected. We increased the warranty reserve provision in 2013 to provide for projected higher warranty claims and other warranty-related initiatives.

Maritime end users utilize our satellite communications services for the following:

⋅      Data and information applications: Ship operators and crew use our services to send and receive e-mail and data files and to receive other information services such as electronic media, weather reports, emergency bulletins and electronic charts. We believe Iridium Pilot provides an attractive alternative for shipping operators and fishing fleets seeking increased functionality at competitive prices, as well as for yachts, work boats and other vessels for which traditional marine satellite systems have typically been costly and underperforming.

⋅      Voice services: Maritime global voice services are used for both vessel operations and communications for crew welfare. Merchant shipping operators use prepaid phone cards for crew use at preferential around-the-clock flat rates.

⋅      Vessel management, procurement and asset tracking: Shipping operators, such as Exmar Shipmanagement N.V., Lauritzen Fleet Management A/S and Zodiac Shipping Ltd., use our services to manage operations on ships and to transmit data, such as course, speed and fuel stock. Our services can be integrated with GPS to provide a position reporting capability. Many fishing vessels are required by law to carry terminals using approved mobile satellite services for tracking purposes as well as to monitor catches and to ensure compliance with geographic fishing restrictions. European Union regulations, for example, require EU-registered fishing vessels of over 15 meters to carry terminals for the purpose of positional reporting of those vessels. Furthermore, new security regulations in some jurisdictions are expected to require tracking of merchant vessels in territorial waters, which would provide an additional growth opportunity for us.

⋅      Safety applications: Ships in distress, including as a result of potential piracy, hijack or terrorist activity, rely on mobile satellite voice and data services. The Ship Security and Alert Systems regulations were adopted by the International Maritime Organization, or IMO, to enhance maritime security in response to the threat from terrorism and piracy. Most deep-sea passenger and cargo ships must be fitted with a device that can send an alert message containing the ship’s ID and position whenever the ship is under threat or has been compromised. We and our distribution partners have developed several product solutions to meet this requirement for merchant vessels. The Global Maritime Distress and Safety System, or GMDSS, is a maritime service built to alert a maritime rescue coordination center of each vessel’s situation and position, information that can then be used to coordinate search and rescue efforts among ships in the area. The IMO requires all vessels flagged by signatories to the International Convention for the Safety of Life at Sea (SOLAS) over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that use GMDSS applications. Although our products and services are currently not certified to be used in GMDSS applications, we have initiated the approval process with the IMO for inclusion in the GMDSS, which we currently anticipate receiving in 2015.

Aviation

We are one of the leading providers of mobile satellite communications services to the aviation sector. Our services are increasingly used in commercial and global government aviation applications, principally by corporate jets, corporate and government helicopter fleets, specialized general aviation fleets, such as medevac companies and fire suppression and other specialized transport fleets, and high-end personal aircraft. Our services are also employed by commercial airline operators for cockpit voice and data link services for aircraft operational and safety communications. As a result of the 2011 FAA announcement that it will approve Iridium for flight safety data communications and the U.S. Federal Communications Commission’s, or FCC,  approval of flight safety communications, commercial operators are installing Iridium-based avionics on the flight deck to comply with international air navigation communications requirements to operate in oceanic and remote airspace. Our voice and data devices from our VAMs and VARs have been adopted as standard equipment and as factory options for a range of airframe manufacturers in business aviation and air transport, such as Gulfstream Aerospace Corporation, Bombardier Inc., Cessna Aircraft Company, Boeing and Airbus. Our devices are also installed in the aftermarket on large volume and a variety of other types of aircraft.

Aviation end users utilize our satellite communications services for:

⋅      Aviation operational communications: Aircraft crew and ground operations use our services for air-to-ground telephony and data communications. This includes the automatic reporting of an aircraft’s position and mission-critical condition data to the ground and controller-pilot data link communication for clearance and information services. We provide critical communications applications for airlines and air transport customers such as Delta Airlines, United Airlines, UPS, Lufthansa, Cathay Pacific Airways and El Al Airlines. These operators rely on our services because other forms of communication may be unaffordable or unreliable in areas such as the polar regions. ARINC Incorporated and SITA, SC, the two leading providers of voice and data link communications services and applications to the airline industry, integrate our products and services into their offerings.

⋅      Aviation passenger communications: Corporate and private fleet aircraft passengers use our services for air-to-ground telephony and data communications. Operators are currently using our services to enable passengers to e-mail using their own Wi-Fi-enabled mobile devices, including smartphones, without causing interference with aircraft operation. We believe our distributors’ small, lightweight, cost-effective solutions offer an attractive alternative for aircraft operators, particularly small fleet operators.

⋅      Rotary and general aviation applications: We are also a major supplier for rotary aviation applications to end users in a number of markets, including medevac, law enforcement, oil and gas, and corporate work fleets. Companies such as Air Logistics, EagleMed and Air Evac Lifeteam rely on applications from our distributors for traditional voice communications, fleet tracking and management and real-time flight diagnostics. VARs and VAMs such as Avidyne Corporation, Flightcell International Ltd., Garmin International, Inc., Honeywell International, Inc., SkyTrac and Spider Tracks Limited incorporate Iridium products and services into applications for this market.

⋅      Air traffic control communications and safety applications:  The International Civil Aviation Organization, or ICAO, has approved standards and recommended practices allowing us to provide Aeronautical Mobile Satellite (Route) Services to commercial aircraft on long-haul routes. This allows member states to evaluate and approve our services for safety communications on flights in oceanic and remote airspace. After several years of working with the Performance Based Aviation Rules Making Committee, or PARC, and illustrating a successful operational evaluation using Iridium data services, in 2011 the FAA announced that it would approve Iridium for use in the Future Air Navigation Services (FANS) and Automatic Dependent Surveillance – Contract (ADS-C) datalink communications with Air Traffic Control, or ATC. We are currently coordinating with PARC on an operational evaluation of our voice communications services for ATC. As our services become approved by regulatory organizations and member states, aircraft crew and air traffic controllers will be able to use our services for data and voice communications between the flight deck and ground-based air traffic control facilities. We are the only satellite provider capable of offering such critical flight safety applications around the entire globe, including the polar regions. We believe this particular sector of the market will present us with significant growth opportunities, as our services and applications will serve as a cost-effective alternative to systems currently in operation.

Government

We are one of the leading providers of mobile satellite communications services to the U.S. government, principally the DoD. We provide mobile satellite products and services to all branches of the U.S. armed forces. Our voice products are used for a variety of primary and backup communications solutions, including logistical, administrative, morale and welfare, and emergency communications. In addition, our products and related applications are installed on ground vehicles, ships, rotary- and fixed-wing aircraft, embedded in unattended sensors and used for command and control and situational awareness purposes. Global security concerns are among the factors driving demand for our products and services in this sector. See “—U.S. Government Services” for more information.

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

Services and Products

At December 31, 2013, we had approximately 664,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, M2M services and high-speed data. Sales of our commercial services collectively accounted for approximately 62% of our total revenue for the year ended December 31, 2013. We also sell related voice and data equipment to our customers, which accounted for approximately 19% of our total revenue for the year ended December 31, 2013. In addition, we offer services to U.S. government customers, including the DoD. U.S. government services accounted for approximately 19% of our total revenue for the year ended December 31, 2013.

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

Prepaid Mobile Voice Satellite Communications Services

We also offer mobile voice services to service providers and VARs through prepaid plans. Service providers and VARs pay us in advance for defined blocks of airtime minutes with expiration periods in various configurations, ranging from 30 days to two years. These services are then generally sold to subscribers in the form of prepaid scratch cards and e-vouchers that enable subscribers to use our services on a per-minute basis. Unused minutes are forfeited on the applicable expiration date. We believe service providers and VARs are drawn to these services because they enable greater cost control by eliminating the need for monthly billings and reducing collection costs, and can be sold in countries where credit may not be readily available for end users. Our distributors often offer our prepaid voice services through fixed devices to subscribers in rural villages, at remote industrial, commercial and residential sites and on ships at sea, among other places. Fixed voice satellite communications services are in many cases an attractive alternative to handheld mobile satellite communications services in situations where multiple users will access the service within a defined geographic area and terrestrial wireline or wireless service is not available. Fixed phones, for example, can be configured as pay phones that accept prepaid scratch cards and can be installed at a central location, for example in a rural village or on a maritime vessel.

Broadband Data Services

Our broadband data service, Iridium OpenPort, which is currently offered to maritime users through our Iridium Pilot terminals, offers maritime and aviation end users speeds of up to 128 kbps and three independent voice lines that can be used simultaneously without interference. We believe Iridium OpenPort offers a competitive alternative to other satellite broadband services that offer fewer features at higher costs. Data rates on this service can be adjusted up or down without making hardware or software changes, giving subscribers options that allow them to balance needs for data transmission speeds against cost considerations on a real-time basis. In conjunction with our distributors, we offer additional services that permit service providers and VARs to offer complete integrated solutions for prepaid calling, e-mail and IP-based data communications. For example, in January 2012, KVH Industries, Inc., one of our distribution partners, began offering a product that integrates Iridium Pilot with its mini-VSATSM broadband service to provide backup connectivity when the mini-VSAT terminal is out of its coverage area or out of service. For our Iridium OpenPort service, we typically charge service providers usage fees for airtime consumed by the respective subscribers for voice and data communications.

Machine-to-Machine Services

Our M2M services are designed to address the market need for a small and cost-effective solution for sending and receiving data, such as location, from fixed and mobile assets in remote locations to a central monitoring station. This service operates through a two-way short-burst data transmission between our network and a telemetry unit, which may be located, for example, on a container in transit or a buoy monitoring oceanographic conditions. The small size of our units makes them attractive for use in applications such as tracking asset shipments, monitoring unattended remote assets, including oil and gas assets, vehicle tracking and mobile security. We sell our M2M services to our distributors, who in turn offer them to a number of U.S. and international governmental agencies, including NOAA, as well as commercial and other entities such as Schlumberger Limited and ConocoPhillips. Increasingly, our M2M modems are being built into products for consumer markets, such as personal location devices that provide two-way messaging. As with our mobile voice and data offerings, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for data used by their respective subscribers.

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

We also offer hosted payload services on our next-generation constellation, Iridium NEXT, which will replace our current satellite constellation. We have entered into agreements with our subsidiary, Aireon, to host its ADS-B payload on our satellites in exchange for hosting cost reimbursement fees plus recurring service revenue to be paid during the life of the hosted application. We have also entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, to permit Harris to allocate the remaining hosted payload capacity to its customers.

In addition, in September 2013, we announced Iridium PRIME, a turnkey hosted payload solution. Iridium PRIME addresses the traditional challenges of hosted payload missions, which include inflexible launch schedules, “one-off” mission control systems and ground connectivity challenges, by providing customers access to the Iridium NEXT satellite constellation with flexibility as to the number of payloads they can deploy, number of planes they occupy, and independent mission control, at substantial cost savings compared to current stand-alone solutions.

U.S. Government Services

We provide U.S. government customers bulk access to our services, including voice, netted voice, data, messaging and paging services, as well as maintenance services for the DoD’s dedicated gateway. We provide airtime to U.S. government subscribers through DoD’s gateway, under the EMSS contract, which is a fixed-price contract covering voice, low- and high-speed data, paging, and DTCS or netted services. Additional services, such as future broadcast capabilities, would be provided at an additional fee. To comply with U.S. government regulations, we ensure handsets sold for use by the U.S. government are manufactured in the United States. U.S. government customers procure our voice and data products through our network of distributors. Our VARs and VAMs typically integrate our products with other products, which they then offer to U.S. government customers as customized products. Our voice and data solutions include:

⋅      personnel tracking devices;

⋅      asset tracking devices for equipment, vehicles and aircraft;

⋅      beyond-line-of-sight aircraft communications applications;

⋅      submarine communications applications;

⋅      specialized communications solutions for high-value individuals; and

⋅      specialized, secure, mobile communications and data devices for the military and intelligence community, such as secure satellite handsets with U.S. National Security Agency Type I encryption capability.

With funding support from the DoD, we continue to invest in research and development to develop new products and applications for use by all branches of the U.S. armed forces. In conjunction with DISA, we and our distribution partners offer Netted Iridium, which uses a line of radio-only devices that permit beyond-line-of-sight push-to-talk group calling services for a user-defined group, or net. We expect Netted Iridium to provide us with the potential for future new commercial applications in public safety, fishing and field worker communications.

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

Iridium Extreme. The Iridium Extreme adds to the Iridium 9555’s capabilities by providing a rugged exterior that meets DoD Military Standard 810F for durability, a dedicated, two-way emergency SOS button and fully integrated GPS and location-based services. These extra features are provided in a handset that is even smaller than the Iridium 9555, weighing 8.7 ounces and offering up to four hours of talk time. An emergency response service provided by GEOS Travel Safety Group, or GEOS, is included with the purchase of the phone and airtime usage. The two-way emergency SOS button initiates a phone call and an emergency message via SMS to GEOS, which then coordinates with local emergency responders.

We expect these devices to maintain our competitive position as premium offerings in the market due to their capabilities, mobility, reliability and global coverage. In addition to these devices, we manufacture the Iridium 9505A handset, which is qualified for sale to U.S. government customers, and in January 2012 we introduced a variant of the Iridium 9555 handset that is qualified for sale to U.S. government customers that purchase through the General Services Administration (GSA) schedule. We also introduced a GSA-qualified version of the Iridium Extreme handset in October 2012 for sale to U.S. government customers.

Iridium GO!

The Iridium GO! is a small, rugged, personal connectivity device that connects to the Iridium network to create a Wi-Fi hotspot, enabling the use of smartphones and tablets to make voice calls, send text messages and emails, post to social networking sites, and use the mobile web. Iridium GO! also has an emergency SOS button and GPS and location-based services. Smartphone or tablet access is provided through special applications downloaded for free from the Apple iTunes store or through Google Play for Android smartphones or tablets. A software development kit is available to enable the creation of additional applications, targeted to specific customer segments. We expect Iridium GO! to be commercially available in the second quarter of 2014.

Wi-Fi Accessories

Our suite of Iridium AxcessPoint products and services, including the Iridium AxcessPoint Wi-Fi hotspot accessory, the free Iridium Mail & Web optimization software and the Iridium AxcessPoint Connect downloadable application, complements our handset offerings. AxcessPoint products and services enable the connection of smartphones, tablets and personal computers to the Iridium network via a Wi-Fi hotspot linked to an Iridium Extreme, Iridium 9555 or Iridium 9505A.

Voice and Data Modems

We also offer a combined voice transceiver and data modem, which our distributors integrate into a variety of communications solutions that are deployed in different applications around the world. Our principal offering in this space is the Iridium 9522B L-Band transceiver, which utilizes the transceiver core of our Iridium 9555 satellite handset. In March 2012, we introduced the Iridium Core 9523 L-Band transceiver, which utilizes the smaller form factor transceiver core of our Iridium Extreme satellite handset. The Iridium Core 9523 complements the Iridium 9522B by providing a small voice and data module that can be integrated with other components to create a modem tailored for typical VAM applications as well as specific applications, such as a dual-mode terrestrial radio and satellite phone or M2M applications that require larger data packets. Our principal customers for our L-Band transceivers are VAMs, who integrate them into specialized devices that access our network.

Broadband Data Devices

Our Iridium Pilot terminal provides up to three independent voice lines and an internet connection for data speeds from 9.6 to 134 kbps over our Iridium OpenPort service. All voice and data capabilities can be used simultaneously. Our principal customers for Iridium Pilot are service providers who integrate the device with their own hardware and software products to provide a suite of customer-focused voice and IP-based data packages for ship business, crew calling and e-mail. We believe the low cost of our Iridium Pilot terminal, combined with our high bandwidth and flexible service options, will allow us to grow our share of the existing maritime market while opening up new market sectors, such as luxury yachts, tug boats and other fishing and cruising vessels for which traditional marine satellite systems have typically been too costly. We also believe Iridium Pilot will increasingly be adopted as a complement to maritime Very Small Aperture Terminal, or VSAT, systems providing broadband and unlimited data services for ships, where Iridium Pilot can fill in coverage gaps, provide services where the VSAT terminal is not licensed to operate, and provide an alternate channel for VSAT maintenance and configuration. In February 2014, we introduced Iridium Pilot Land Station, which will allow remote individuals and businesses from off-the-grid terrestrial locations to obtain reliable internet connections and voice calling no matter where they are located.

Machine-to-Machine Data Devices

Our principal M2M devices are the Iridium 9602 and 9603 full-duplex short-burst data transceivers. The Iridium 9602 is a small data device with two-way transmission, capable of sending packet data to and from any point in the world with low latency. The principal customers for our Iridium 9602 data modems are VARs and VAMs, who embed the Iridium 9602 into their tracking, sensor, and data applications and systems, such as asset tracking systems. The Iridium 9602 is often combined with a GPS receiver to provide location information to customer applications. In May 2012, we introduced the Iridium 9603, an even smaller transceiver that is functionally identical to the Iridium 9602. In addition, an increasing number of VARs and VAMs are including a terrestrial global system for mobile communication (GSM) packet radio service modem as part of their Iridium applications to provide low-cost cellular data transmission when available. These types of multiband applications are adopted by end users who require the ability to regularly transfer data but operate in areas with inconsistent cellular coverage. We provide gap-filler coverage for these applications, allowing users to operate anywhere on the globe. We continue to invest in research and development to develop smaller, lighter products in this market. In February 2014, we introduced Iridium Burst?, our one-to-many global data broadcast service, which enables enterprises to send data to an unlimited number of devices anywhere in the world, even inside buildings, vehicles or aircraft.

Device Development and Manufacturing

We contract with Cambridge Consulting Ltd. and other suppliers to develop all of our devices, and with two contract manufacturers, to manufacture all of our devices in facilities in Thailand, Malaysia, Singapore and the United States. Pursuant to our contracts with these manufacturers, we may be required to purchase excess materials at cost plus a contractual markup if the materials are not used in production within the periods specified in the agreement. The manufacturers generally repurchase the materials from us at the same price we paid, as required for the production of the devices. Our agreements with these manufacturers are automatically renewable for additional one-year terms unless terminated by either party. We generally provide our distributors with a warranty on subscriber equipment for one to five years from the date of activation, depending on the product. We also utilize other suppliers, some of which are the only source, to manufacture some of the component parts of our devices.

In addition to our principal products, we also offer a selection of accessories for our devices, including extended-life batteries, holsters, earbud headphones, portable auxiliary antennas, antenna adaptors, USB data cables and charging units, among others. We purchase these products from several third-party suppliers either pursuant to contractual agreements or off the shelf at market prices.

Our Spectrum

We hold licenses to use 8.725 MHz of continuous spectrum in the L-Band, which operates at 1.6 GHz, and allows for two-way communication between our devices and our satellites. In addition, we are authorized to use 200 MHz of K-Band (23 GHz) spectrum for satellite-to-satellite communications, known as inter-satellite links, and 400 MHz of Ka-Band spectrum (19.4 GHz to 19.6 GHz and 29.1 to 29.3 GHz) for two-way communication between our satellites and our gateways, known as feeder links. In February 2013, we filed an application with the FCC for an additional 1.775 MHz of L-band spectrum to increase our total amount to 10.5 MHz of continuous spectrum. Our products and services are offered in over 100 countries, and we and our distributors continue to seek authorizations in additional countries. Access to this spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because each product and service can be deployed and sold worldwide.

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

Domestic and Foreign Revenue

We supply services and products to customers in a number of foreign countries. We allocate revenue geographically based on where we invoice our distributors, whom we bill for mobile satellite services and related equipment sales, and not according to the location of the end user. These distributors sell services directly or indirectly to end users, who may be located elsewhere. It is not possible for us to determine the geographical distribution of revenue from end users, as we do not contract directly with them. Substantially all of our revenue is invoiced in U.S. dollars. The table below sets forth the percentage of our revenue by country for the last three years.

	Year Ended December 31,
	2013	2012	2011
United States	46%	46%	46%
Canada	13%	14%	13%
United Kingdom	10%	11%	13%
Other Countries (1)	31%	29%	28%
_____________________
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

	Year Ended December 31,
	2013	2012	2011
Commercial voice traffic (minutes)	90%	90%	90%
Commercial data traffic (kilobytes)	67%	69%	70%

Our Network

Current Constellation

Our satellite network includes 66 in-orbit LEO satellites, in addition to four in-orbit spares. We also maintain a non-service in-orbit spare, which we use for testing purposes. The satellites operate in six orbital planes of eleven vehicles each in nearly circular polar orbits. Our operational satellites orbit at an altitude of approximately 483 miles (778 kilometers) above the earth and travel at approximately 16,689 mph, resulting in a complete orbit of the earth approximately every 100 minutes. The design of our constellation ensures that generally at least one satellite is visible to subscribers from any point on the earth’s surface, covering all of the world’s population. While our constellation offers true global coverage, most of our satellite services are not available in locations where a satellite signal cannot be transmitted or received or when the device or antenna does not have a direct line of sight to a satellite, such as inside a building.

Our constellation is unique among commercial constellations in its usage of radio frequency crosslinks between our satellites. These crosslinks enable each satellite to communicate with up to four other satellites in space, two in the same orbital plane and two in adjacent planes. Our traffic is generally routed automatically between satellites, which minimizes the ground infrastructure necessary to support the constellation by allowing the satellite that is then passing over the ground station to transmit all traffic to and from the rest of the satellite constellation to terrestrial-based networks such as the PSTN. This interlinked architecture enables our primary ground station gateway to support most commercial traffic globally. We have also deployed a teleport network, or TPN, to allow grounding traffic at multiple locations within our ground network infrastructure. This added flexibility allows for rapid reconfiguration of grounding traffic from the satellites in the event of a space, antenna or ground routing anomaly and results in greater reliability of our network.

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

Our commercial gateway is located in Tempe, Arizona. Our network has multiple antennas, located at the gateway and TPN facilities, that communicate with our satellites and pass calls between the gateway and the satellites as the satellites traverse our antennas, thereby connecting signals from the terminals of end users to our gateway. This system, together with our satellite crosslinks, enables dedicated communications links between the terminals of end users that are not dependent on satellite antennas for grounding traffic in the region where subscribers are using our services. A gateway can also generate and control all user information pertaining to our registered users, such as user identity, geo-location and call detail records. The DoD owns and operates a dedicated gateway for U.S. government users to take advantage of this capability. This gateway provides an interface between voice and data devices and the Defense Information Systems Network and other terrestrial infrastructure, providing DoD users with secure communications capabilities.

In 2013, we commenced the provision of Iridium voice and data satellite communications services in Russia to commercial and government subscribers through a local subsidiary and its authorized Russian service providers. In addition to procuring and implementing local billing and operation support services infrastructure, we also secured a site and commenced construction on dedicated earth station facilities in Russia. We have also had discussions to build or reactivate additional gateways in other countries, such as China and India, that require gateways in their jurisdictions. These gateways would connect the commercial traffic to the constellation coming to and from their territory.

We operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. This facility manages the performance and status of each of our satellites, developing and distributing routing tables for use by the satellites, TPN facilities and gateways, directing traffic routing through the network and controlling the formation of coverage areas by the satellites’ main mission antennas. We also operate TPN facilities in Fairbanks, Alaska and Chandler, Arizona in the United States, and in northern Canada and Norway that perform telemetry, tracking and control functions. Three of our northern ground stations also provide supplemental earth terminal capability for the Tempe gateway.

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

We have experienced ten satellite losses since we reintroduced commercial satellite services in 2001 that have resulted in the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, most recently in January 2014. Nine of these losses were from satellites that failed in orbit, and one satellite was lost as a result of a 2009 collision with a non-operational Russian satellite. To date, each time we have lost a satellite we have had an in-orbit spare available to replace it.

Based on the failures and anomalies we have experienced to date, and considering the potential for future anomalies, we believe our current constellation will provide a commercially acceptable level of service through the transition to Iridium NEXT. We expect to be able to mitigate most satellite failures through the use of the remaining in-orbit spares, the implementation of software solutions, and by landing communications traffic using the sites within the TPN infrastructure and backhauling traffic to the Tempe gateway for processing and termination. Accordingly, we believe our constellation can provide a commercially acceptable level of service with fewer than 66 satellites.

In addition to our in-orbit spare satellites, we own spare parts for some of the equipment in our gateway and TPN facilities. We selectively replace parts for our gateway and TPN facilities as necessary and maintain an inventory of spare parts which we continuously monitor. When we do not have necessary spares in inventory or our spares become obsolete, we rely on third parties to develop necessary parts.

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

We have also entered into an agreement with Boeing pursuant to which Boeing provides services in support of the development of Iridium NEXT and will operate and maintain Iridium NEXT. Boeing provides these services on a time-and-materials fee basis. The term of the agreement runs concurrently with the operational life of the Iridium NEXT constellation. We are entitled to terminate the agreement for convenience and without cause commencing in 2019.

Pursuant to an amended and restated transition services, products and asset agreement, or the TSA, with Motorola, and a separate agreement with Boeing, Motorola, and the U.S. government, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement to cover the de-orbiting of our satellite constellation in the amount of $500.0 million per occurrence, and $1.0 billion in the aggregate. The current policy together with the de-orbiting endorsement covers amounts that we and other specified parties may become liable to pay for bodily injury or property damage to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting the satellite constellation, although it contains exceptions for third-party damages which may result from the 2009 in-orbit satellite collision. The policy covers us, the U.S. government, Boeing, as operator of our system, Motorola Solutions, Inc., or Motorola Solutions, as successor to Motorola, and other named beneficiaries. The policy has been renewed annually since the expiration of the original policy’s three-year term in 2003 and currently expires on December 8, 2014. In addition, we maintain a separate $1.0 billion product liability policy to cover Motorola Solutions’ potential liability as manufacturer of the satellites. Given the flexibility of our satellite constellation and in-orbit spares, we do not maintain in-orbit insurance covering losses from satellite failures or other operational problems affecting our constellation.

Our current satellite constellation license from the FCC was valid until November 2013, and we have applied for a license renewal. Under the FCC’s rules, we may continue to operate our satellite constellation beyond November 2013 pending FCC action on our renewal application. Our U.S. gateway earth station licenses expire between 2018 and 2026, and our U.S. government customer’s and commercial subscribers’ earth station licenses for end user devices will expire in 2021. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration.

Constellation De-Orbiting Obligations

When Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability risk arising from future operation of our current constellation, and to provide for the U.S. government’s obligation to indemnify Motorola pursuant to the Indemnification Agreement described below. As a result, the Indemnification Agreement was entered into among Iridium Satellite, Boeing, Motorola and the U.S. government, as subsequently amended in September 2010, giving the U.S. government the right, in its sole discretion, to require us to de-orbit our constellation in the event of: (a) Iridium Satellite’s failure to maintain certain insurance and pay certain insurance premiums; (b) Iridium Satellite’s bankruptcy; (c) Iridium Satellite’s sale or the sale of any major asset in our satellite system; (d) Boeing’s replacement as the operator of our satellite system; (e) Iridium Satellite’s failure to provide certain notices as contemplated by the Indemnification Agreement; or (f) at any time after January 1, 2015. Prior to the September 2010 amendment of the Indemnification Agreement, the U.S. government had the right to require us to de-orbit our constellation at any time after June 5, 2009. Pursuant to the September 2010 amendment, the U.S. government may withdraw its agreement to postpone the exercise of its de-orbit right: (i) on or after January 1, 2015; (ii) if Iridium Satellite violates any terms of the Indemnification Agreement or fails to comply with any terms of the September 2010 amendment; (iii) if more than four satellites have insufficient fuel to execute a 12-month de-orbit; (iv) if Iridium Satellite fails to comply with the de-boost plans; (v) upon a finding by the FCC, not remedied by Iridium Satellite in the time set forth by the FCC, that Iridium Satellite has failed to comply with the terms of the Iridium Orbital Debris Mitigation Plan filed with the FCC and then in effect; (vi) upon the cancellation, non-renewal or refusal to provide any insurance required by the Indemnification Agreement; or (vii) upon the termination or completion of the current or any successor agreement between Iridium Satellite and the DoD pursuant to which Iridium Satellite provides mobile satellite services to the DoD. Because more than four of our satellites currently have insufficient fuel to execute a 12-month de-orbit, the U.S. government currently has the right to require us to de-orbit our constellation.  In addition, the U.S. government also has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years.  We believe the probability that the U.S. government will exercise these rights is remote.

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

We have certain de-orbit obligations under our FCC licenses. Specifically, pursuant to an orbital debris mitigation plan incorporated into our FCC satellite constellation license in 2002, we are required to lower each satellite to an orbit with a perigee of approximately 250 kilometers as it reaches the end of its useful life and to coordinate these orbit-lowering maneuvers with the United States Space Command. We have filed a modification application with the FCC to conform our satellite end of life procedures to the less stringent 600 kilometer de-orbit standards for non-geostationary satellites that the FCC acknowledged in 2004 would serve the public interest. Our modification application remains pending. We also hold special temporary authority to operate six of our satellites according to the orbital debris mitigation plan specified in our pending modification application.

Iridium NEXT

Our satellites continue to perform well, but they have exceeded their original design lives, and we are currently developing our next-generation satellite constellation, Iridium NEXT, which we expect to commence launching in 2015. The current constellation is expected to provide a commercially acceptable level of service through the transition to Iridium NEXT. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. We believe our Credit Facility, as described in “Management’s Discussion and Analysis of  Financial Condition and Results of Operations—Credit Facility,” together with cash on hand, internally generated cash flows, including potential revenue from hosted payloads and Iridium PRIME, and the proceeds from capital raises that we expect to be required in connection with the planned amendment of our Credit Facility, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017.

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space France, or Thales, for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.3 billion, and we expect our payment obligations under the FSD to extend into the fourth quarter of 2017. As of December 31, 2013, we had made total payments of $1,091.6 million to Thales, including $927.1 million paid through borrowings under our Credit Facility.

In March 2010, we entered into an agreement with Space Exploration Technologies Corp., or SpaceX, to secure SpaceX as the primary launch services provider for Iridium NEXT. In August 2012, we entered into an amendment to our launch services agreement with SpaceX. The amendment reduced the number of contracted launches and increased the number of satellites to be carried on each launch vehicle. The amendment also reduced the maximum price under the original SpaceX agreement from $492.0 million to $453.1 million. As of December 31, 2013, we had made total payments of $69.7 million to SpaceX. The SpaceX Falcon 9 launch vehicle is configured to carry ten Iridium NEXT satellites to orbit with each launch.

In June 2011, we entered into an agreement with International Space Company Kosmotras, or Kosmotras, as a supplemental launch service provider for Iridium NEXT. The Kosmotras agreement provides for the purchase of up to six dedicated launches and six additional optional launches. Each launch can carry two satellites. We exercised an option for one dedicated launch for the first two Iridium NEXT satellites and allowed three dedicated options to expire unexercised following the qualification of the SpaceX Falcon 9 launch vehicle under the terms of our Credit Facility; the two remaining dedicated launches expire March 31, 2014. Our payments to Kosmotras for the single launch will be approximately $51.8 million. As of December 31, 2013, we had made aggregate payments of $18.3 million to Kosmotras.

Harris Agreement

In June 2012, Aireon entered into an agreement with Harris Corporation for the design, development and production of the payload for each of the planned Iridium NEXT satellites. The Harris agreement does not provide for any guarantee of payment by us or Iridium Satellite LLC, but we may make available up to $10 million worth of airtime credits for Aireon to satisfy a portion of its payments under the Harris agreement in the event that Aireon cannot make such payments. We do not currently expect Aireon to require these airtime credits.

Aireon LLC Agreement

On November 19, 2012, Iridium Satellite and Aireon entered into an Amended and Restated Limited Liability Company Agreement with NAV CANADA, the air navigation service provider, or ANSP, of Canada, and a wholly owned subsidiary of NAV CANADA. On February 14, 2014, we entered into a Second Amended and Restated Limited Liability Company Agreement, or the Aireon LLC Agreement, with NAV CANADA; Enav S.p.A., the ANSP of Italy; Naviair, the ANSP of Denmark; Irish Aviation Authority Limited, the ANSP of Ireland; and wholly owned subsidiaries of NAV CANADA, Enav and Naviair.

Under the Aireon LLC Agreement, NAV CANADA’s subsidiary may acquire up to a 51% interest in Aireon and the other ANSP investors or their subsidiaries may acquire up to a 24.5% interest, collectively, with Iridium retaining a 24.5% interest. The Aireon LLC Agreement provides for the purchase by these investors of preferred membership interests in multiple tranches for an aggregate purchase price of $270 million. Each tranche is subject to the satisfaction of various operational, commercial, regulatory and financial conditions. NAV CANADA’s subsidiary made its first tranche investment of $15 million in November 2012, and its second tranche investment of $40 million in July 2013, and has scheduled tranches of $65 million in 2014, $15 million in 2015 and $15 million in 2017. The other ANSP investors made their first tranche investment of an aggregate of $50 million in February 2014, with scheduled tranches of an additional $25 million in 2014, $33 million in 2015 and $12 million in 2017.

The Aireon LLC Agreement provides for Aireon to be managed by an eleven-member board of directors. Currently, Iridium Satellite may nominate six directors, NAV CANADA may nominate three directors, Enav may nominate one director and the other two investors may nominate one director together. These nomination rights will change as the membership interests of the ANSP investors increase following their scheduled additional investments. The Aireon LLC Agreement also provides the minority-interest holders with several protective provisions.

Competition

The mobile satellite services industry is highly competitive but has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead-time associated with obtaining the required licenses, building and launching the satellite constellation and deploying the ground network technology. We are not aware of any other companies currently planning to enter the mobile satellite services industry. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Currently, our principal mobile satellite services competitors are Inmarsat, Globalstar, Thuraya Telecommunications Co., or Thuraya, and ORBCOMM. We compete primarily on the basis of coverage, quality, mobility and pricing of services and products.

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

Globalstar owns and operates a fleet of LEO satellites. Globalstar’s service is available only on a multi-regional basis as a result of its “bent pipe” architecture, which requires that voice and data transmissions be routed from satellites immediately to nearby ground stations. This design requires the use of multiple ground stations, which are impractical in extreme latitudes or over oceans. Unlike Inmarsat and us, Globalstar sells a higher percentage of its products and services directly to end users. Globalstar has indicated that satellite failures and other problems affecting its constellation are currently limiting its ability to provide two-way services. Globalstar completed its most recent launch campaign in February 2013. It has currently arranged to replace only 24 of its original 48 satellites.

ORBCOMM also provides commercial services using a fleet of LEO satellites. Like Globalstar, ORBCOMM’s network also has a “bent pipe” architecture, which limits its real-time coverage area. ORBCOMM’s principal focus is low-cost data and M2M services, where it directly competes with our M2M offerings. Because a ground station may not be within view of a satellite, ORBCOMM’s services may have a significant amount of latency, which may limit their use in some mission-critical applications. It does not offer voice service or high-speed data services. Like us, ORBCOMM is developing its second-generation satellite constellation. ORBCOMM suffered the loss of its most recently launched satellite in 2012 and has scheduled a new launch campaign to begin in early 2014. The launch campaign will consist of two launches of a total of 17 satellites in 2014.

We also compete with regional mobile satellite communications services in several geographic markets. In these cases, the majority of our competitors’ customers require regional, not global, mobile voice and data services, so our competitors may present a viable alternative to our services. All of these competitors operate or plan to operate GEO satellites. Our regional mobile satellite services competitors currently include Thuraya, principally in Europe, the Middle East, Africa, Australia and several countries in Asia.

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

Research and Development

Our research and development efforts have focused on the development, design and testing of new products and services, such as  Iridium Burst and Iridium Pilot Land Station, each introduced in February 2014, and the planning and development of the Iridium NEXT constellation, ground infrastructure and chipsets. We also develop product and service enhancements and new applications for our existing products and services. Our research and development expenses were $11.1 million, $15.5 million and $18.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Employees

As of December 31, 2013, we had 224 full-time employees, none of whom is subject to any collective bargaining agreement. We consider our employee relations to be good.

Intellectual Property

At December 31, 2013, we held eight U.S. patents and one foreign patent. These patents cover several aspects of our satellite system, our global network and our devices.

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

In June 2012, we announced our plans to host a payload being developed by our subsidiary, Aireon LLC, as our primary hosted payload. We currently expect to rely on the cash flows generated from this hosted-payload arrangement with Aireon to satisfy a portion of our capital requirements through the development and deployment of Iridium NEXT. Aireon’s payload will be a satellite-based ADS-B system for global air traffic monitoring, and Aireon’s success will depend on its ability to successfully develop and manufacture this system. Deploying an ADS-B system on satellites is a new and unproven method for providing this service and will require significant technological development. Aireon will need to complete the development and manufacture of its ADS-B payloads in time to include them on our Iridium NEXT satellites, which we expect to begin launching in 2015. In addition, Aireon’s success will depend on the development of the market for a space-based ADS-B service among ANSPs, such as the U.S. Federal Aviation Administration.

Aireon will itself require significant additional capital to complete the successful development, deployment and operation of its system. The Aireon LLC Agreement provides for the purchase by NAV CANADA Satellite and three other ANSP investors of additional membership interests in multiple tranches through late 2017 for an aggregate investment of up to $270 million. Each tranche, however, is subject to the satisfaction of various operational, commercial, regulatory and financial conditions, some of which will be out of our control, and the investors have significant discretion in the determination of whether those conditions have been met.

The management of Aireon is not entirely within our control given the significant veto rights and other protective provisions provided to NAV CANADA and the other investors, and for accounting purposes we treat Aireon as a subsidiary that we do not control. As a result, we may not be able to cause Aireon to take actions that we believe are necessary for its ultimate success.

If Aireon is not successful and fails to pay its hosting costs, our ability to pursue our business plan would be compromised unless we were able to replace those amounts with capital from other sources.

We expect to need additional capital to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities. If we fail to maintain access to sufficient capital, we will not be able to successfully implement our business plan.

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the funds available under our $1.8 billion loan facility, which were refer to in this report as the Credit Facility, together with cash on hand, internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME, and the proceeds from capital raises that we expect to be required in connection with our planned amendment of the Credit Facility.

We expect to need modifications to the Credit Facility for some financial covenants with measurement dates beyond the next twelve months, and there can be no assurance that the lenders will agree to such modifications. We also expect that we will be required to raise additional capital as a condition to such modifications, which may not be available on favorable terms, or at all. In addition, our ongoing ability to make draws under the Credit Facility will depend upon our satisfaction of those and other borrowing conditions from time to time, some of which will be outside of our control. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility.”

There can also be no assurance that our internally generated cash flows will meet our current expectations, or that we will not encounter increased costs. For example, Aireon may be unable to pay its hosting costs, and the market for Iridium PRIME may not develop as we expect. If internally generated cash flows, including potential cash from hosted payload arrangements or Iridium PRIME, are less than we expect, we might need to finance the remaining cost of Iridium NEXT by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT. Such additional financing may not be available on favorable terms, or at all.

If we are unable to raise additional capital for one or more of these needs, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, develop new products and services and pursue additional growth opportunities will be impaired, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service. We may experience overall liquidity levels lower than our recent liquidity levels. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities and make borrowings under the Credit Facility, delay the ultimate deployment of Iridium NEXT or otherwise impair our business and financial position.

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

We plan to use borrowings under the Credit Facility to partially fund the construction of our Iridium NEXT satellites, including borrowing to capitalize interest otherwise due under the Credit Facility. Our ability to continue to draw funds under the Credit Facility over time will depend on the satisfaction of borrowing conditions, including:

•	compliance with the covenants under the Credit Facility, including financial covenants and covenants relating to hosted payloads;

•	accuracy of the representations we make under the Credit Facility;

•	compliance with the other terms of the Credit Facility, including the absence of events of default; and

•	maintenance of the insurance policy with COFACE.

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

The Credit Facility restricts the manner in which we may operate our business, which may prevent us from successfully implementing our business plan.

The Credit Facility contains restrictions on the operation of our business, including limits on our ability to:

•	make capital expenditures;

•	carry out mergers and acquisitions;

•	dispose of, or grant liens on, our assets;

•	enter into transactions with our affiliates;

•	pay dividends or make distributions to our stockholders;

•	incur indebtedness;

•	prepay indebtedness; and

•	make loans, guarantees or indemnities.

The Credit Facility also prohibits us from paying dividends to holders of our Series A Preferred Stock if we are unable to certify that we anticipate being able to comply with the financial covenants of the Credit Facility for the next twelve months each time we declare a dividend. If we are unable to make that certification, we will not be able to pay the dividends on the Series A Preferred Stock. If we do not pay dividends on the Series A Preferred Stock for six quarterly periods (whether or not consecutive), the holders of the Series A Preferred Stock will have the power to elect two members of our board of directors. The interests of the holders of our Series A Preferred Stock may differ from those of our other stockholders. In addition, any dividend we fail to pay will accrue, and the holders of our Series A Preferred Stock will be entitled to a preferential distribution of $100 per share plus all accrued and unpaid dividends before any distribution may be made to our common stockholders in connection with any liquidation event.

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

We are currently developing Iridium NEXT, which we expect to commence launching in 2015. While we expect our current satellite constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will do so. If we are unable to effectively deploy Iridium NEXT for any reason, whether as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve or maintain orbital placement, failure of the satellites to perform as expected, interference between any hosted payload and our network, or delays in receiving regulatory approvals or otherwise, before our current constellation ceases to provide a commercially acceptable level of service, or if we experience backward compatibility problems with our new constellation once deployed, we would likely lose customers and business opportunities to our competitors, resulting in a potentially material decline in revenue and profitability and the inability to service our debt.

Iridium NEXT may not be completed on time, and the costs associated with it may be greater than expected.

We estimate that the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 will be approximately $3 billion, although our actual costs could substantially exceed this estimate. We may not complete Iridium NEXT and related ground infrastructure on time, on budget or at all. We expect to delay our first launch, previously scheduled for the first quarter of 2015, to the second quarter of 2015 because of delays in software development by our satellite manufacturer. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. Development of Iridium NEXT may suffer from additional delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

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

In addition, there can be no assurance the ground infrastructure needed to complete Iridium NEXT will be completed on time, on budget or at all. If the design, manufacture and deployment of Iridium NEXT costs more or takes longer than we anticipate, our ability to continue to develop Iridium NEXT and related ground infrastructure could be compromised.

Loss of any Iridium NEXT satellite during launch could delay or impair our ability to offer our services, and launch insurance, to the extent available, will not fully cover this risk.

The launch of our Iridium NEXT satellites will be subject to the inherent risk of launch failures, which could result in the loss or destruction of one or more satellites. We have entered into our launch services agreement with SpaceX, pursuant to which SpaceX will provide launch services to us in connection with our deployment of Iridium NEXT. The SpaceX agreement contemplates seven launches of ten satellites each on SpaceX’s Falcon 9 launch vehicle over a two-year period. SpaceX has a limited operating history and limited financial resources, and the Falcon 9 has a limited launch history, which could expose us to delay, greater risk of launch failure or the need to utilize an alternate launch services provider, which could substantially increase our launch costs. We have also entered into a launch services agreement with Kosmotras pursuant to which Kosmotras will provide supplemental or alternative launch services for Iridium NEXT, pursuant to which we have exercised an option to have Kosmotras launch the first two Iridium NEXT satellites. The use of Kosmotras to replace one or more of the contemplated SpaceX launches would increase our launch costs.

We are required under the terms of the Credit Facility to insure a portion of the launch of our Iridium NEXT satellites, and we expect to self-insure the remaining portion. Launch insurance currently costs approximately 4% to 11% of the insured value of the satellites launched, including launch costs, but costs may vary depending on market conditions and the safety record of the launch vehicle. In addition, we expect any launch insurance policies that we obtain to include specified exclusions, deductibles and material change limitations. Typically, these insurance policies contain exclusions customary in the industry for damage arising from acts of war, lasers and other similar potential risks. If launch insurance rates were to rise substantially, our future launch costs could increase. It is also possible that insurance could become unavailable or prohibitively expensive, either generally or for a specific launch vehicle, or that new insurance could be subject to broader exclusions on coverage or limitations on losses, in which event we would bear the risk of launch failures. Even if a lost satellite is fully insured, acquiring a replacement satellite may be difficult and time-consuming and could delay the deployment of Iridium NEXT. Furthermore, launch insurance does not cover lost revenue.

Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.

Since we introduced commercial services in 2001, we have experienced ten satellite losses, most recently in January 2014. Nine of our satellites have failed in orbit, which has resulted in either the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, and one satellite was lost as a result of a collision with a non-operational Russian satellite. Also, our satellites have already exceeded their original design lives. While actual useful life typically exceeds original design life, the useful lives of our satellites may be shorter than we expect, and additional satellites may fail or collide with space debris or other satellites in the future. Although to date we have had an in-orbit spare available to replace each lost satellite, we can provide no assurance that our in-orbit spare satellites will be sufficient to replace all future lost satellites, that we will be able to replace them in a timely manner, or that the spare satellite will provide the same level of performance as the lost satellite. As a result, while we expect our current constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will be able to do so. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. As our constellation has aged, some of our satellites have experienced individual component failures affecting their coverage or transmission capacity, and other satellites may experience such failures in the future, which could adversely affect the reliability of their service or result in total failure of the satellite. As a result, fewer than 66 of our current in-orbit satellites are fully functioning at any time. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero, and any such impairment charges could significantly depress our net income for the period in which the failure occurs.

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

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 19% of our revenue for the year ended December 31, 2013. We provide the majority of our services to the U.S. government pursuant to our GMSS and EMSS contracts. We entered into new versions of these contracts in September and October 2013, respectively. The new GMSS contract provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government, and the new EMSS contract provides for a five-year term. The U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. If the U.S. government terminates either of the agreements or decides not to exercise options under the GMSS agreement, we would lose a significant portion of our revenue.

We are dependent on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing products and services.

We license critical system technology, including software and systems, to operate and maintain our network as well as technical information for the design, manufacture and sale of our devices. This intellectual property is essential to our ability to continue to operate our constellation and sell our services, handsets and data devices. In addition, we are dependent on third parties to develop enhancements to our current products and services even in circumstances where we own the intellectual property. If any third-party owner of such intellectual property were to terminate any license agreement with us or cease to support and service this technology or perform development on our behalf, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain such services from alternative vendors. Any substitute technology may also be costly to develop and integrate, or could have lower quality or performance standards, which would adversely affect the quality of our products and services. In connection with the design, manufacture and operation of Iridium NEXT and related ground infrastructure and the development of new products and services to be offered on Iridium NEXT, we may be required to obtain additional intellectual property rights from third parties. We can offer no assurance that we will be able to obtain such intellectual property rights on commercially reasonable terms or at all. If we are unable to obtain such intellectual property rights on commercially reasonable terms, we may not be able to complete Iridium NEXT and related ground infrastructure on budget or at all or may not be able to develop new products and services to be offered on Iridium NEXT.

Our products could fail to perform or could perform at reduced levels of service because of technological malfunctions or deficiencies or events outside of our control which would seriously harm our business and reputation.

Our products and services are subject to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our satellites, services, information systems or telecommunications infrastructure could result in the inability of our customers to receive our services for an indeterminate period of time. These customers include government agencies conducting mission-critical work throughout the world, as well as consumers and businesses located in remote areas of the world and operating under harsh environmental conditions where traditional telecommunications services may not be readily available. Any disruption to our services or extended periods of reduced levels of service could cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers or result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse elements of our system, including our satellites, our commercial gateway, or our satellite network operations center, to function as required could render our system unable to perform at the quality and capacity levels required for success. Any system failures, repeated product failures or shortened product life or extended reduced levels of service could reduce our sales, increase costs or result in warranty or liability claims or litigation, cause us to extend our warranty period and seriously harm our business.

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

As we and our distributors expand our offerings to include more consumer-oriented devices, we are more likely to be subject to product liability claims, recalls or litigation, which could adversely affect our business and financial performance.

Through our network of distributors, we offer several products and services aimed at individual consumers, and we and our distributors continue to introduce more such products and services. These products and services, such as satellite handsets, personal locator devices and location-based services, may be used in isolated and dangerous locations, including emergency response situations, and users who suffer property damage, personal injury or death while using the product or service may seek to assert claims or bring lawsuits against us. We seek to limit our exposure to such claims through appropriate disclosures, indemnification provisions and disclaimers, but these steps may not be effective. We also maintain product liability insurance, but this insurance may not cover any particular claim or litigation, or the amount of insurance may be inadequate to cover the claims brought against us. Product liability insurance could become more expensive and difficult to maintain and might not be available on acceptable terms or at all. In addition, it is possible that our products would become the subject of a product recall as a result of a product defect. We do not maintain recall insurance, so any recall could have a significant effect on our financial results. In addition to the direct expenses of product liability claims, recalls and litigation, a claim, recall or litigation might cause us adverse publicity, which could harm our reputation and compromise our ability to sell our products in the future.

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

In addition, if end users allege that their personal information is not collected, stored, transmitted, used or disclosed appropriately or in accordance with our privacy policies or applicable laws, we could have liability to them, including claims and litigation resulting from such allegations. Any failure on our part to protect end users’ privacy and data could result in a loss of user confidence, hurt our reputation and ultimately result in the loss of users.

Our satellites may collide with space debris or another spacecraft, which could adversely affect the performance of our constellation.

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

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as individual consumers, businesses and governments may postpone spending in response to tighter credit, negative financial news, declines in income or asset values or budgetary constraints. Reduced demand would cause a decline in our revenue and make it more difficult for us to operate profitably, potentially compromising our ability to pursue our business plan. While we expect the number of our subscribers and revenue to continue to grow, we expect the future growth rate will be slower than our historical growth and may not continue in every quarter of every year. We expect our future growth rate will be affected by the sluggish global economy, increased competition, maturation of the satellite communications industry and the difficulty in sustaining high growth rates as we increase in size. Any substantial appreciation of the U.S. dollar may also negatively affect our growth by increasing the cost of our products and services in foreign countries.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, and the NASDAQ Stock Market, or NASDAQ. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

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

In February 2003, the FCC adopted ATC rules that permit satellite service providers to establish terrestrial wireless networks in previously satellite-only bands, subject to certain requirements intended to ensure that terrestrial services remain ancillary to primary satellite operations. In November 2012, Globalstar filed a petition for rulemaking, asking the FCC to permit it to provide terrestrial service in L-band spectrum and to eliminate the requirements for primary satellite operations, which we are opposing. The implementation of ATC services by satellite service providers in the United States or other countries may result in increased competition for the right to use L-band spectrum in the 1.6 GHz band, which we use to provide our services, and such competition may make it difficult for us to obtain or retain the spectrum resources we require for our existing and future services. In addition, the FCC’s decision to permit ATC services was based on assumptions relating to the level of interference that the provision of ATC services would likely cause to other satellite service providers that use the L-band spectrum. If the FCC’s assumptions prove inaccurate, or the level of ATC services provided exceeds those estimated by the FCC, ATC services could interfere with our satellites and devices, which may adversely affect our services. Outside the United States, other countries have implemented or are considering implementing regulations to facilitate ATC-like services.

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

In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc. Inmarsat does not dedicate the same level of effort to distributing our products and services as did Stratos and may further reduce such efforts in the future. For example, Inmarsat has essentially stopped promoting sales of our handsets. In addition, in January 2014, Inmarsat acquired Globe Wireless, one of our service providers, and we can provide no assurance that Inmarsat will dedicate the same level of effort to distributing our products and services as Globe Wireless did. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give such distributors. Our two largest distributors, Airbus Defense and Space and Inmarsat, each represented 8% of our revenue for the year ended December 31, 2013, and our ten largest distributors represented, in the aggregate, 43% of our revenue for the year ended December 31, 2013. The loss of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications.

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

We have significant operations outside the United States. According to our estimates, commercial data traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 67% of total commercial data traffic for the year ended December 31, 2013, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 90% of total commercial voice traffic for the year ended December 31, 2013. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries.

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

Our ability to provide service in some regions is limited by local regulations. Some countries have specific regulatory requirements such as local domestic ownership requirements or requirements for physical gateways within their jurisdiction to connect traffic coming to and from their territory. While we have had discussions with parties in these countries to satisfy these regulatory requirements, we may not be able to find an acceptable local partner or reach an agreement to develop additional gateways, or the cost of developing and deploying such gateways may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential users who require service in these areas. Also, other countries where we already provide service may impose similar requirements, which could restrict our ability to continue to provide service in those countries. The inability to offer to sell our products and services in all major international markets could impair our international growth. In addition, the construction of such gateways in foreign countries may trigger and require us to comply with various U.S. regulatory requirements that could conflict with or contravene the laws or regulations of the local jurisdiction. Any of these developments could limit, delay or otherwise interfere with our ability to construct gateways or other infrastructure or network solutions around the world.

The U.S. government, Motorola Solutions and Boeing may unilaterally require us to de-orbit our current constellation upon the occurrence of specified events.

As described in “Business—Our Network—Constellation De-Orbiting Obligations,” when Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability risk arising from future operation of the constellation. As a result, Iridium Satellite, Boeing, Motorola and the U.S. government entered into an agreement giving the U.S. government the right to, in its sole discretion, require us to de-orbit our constellation upon the occurrence of specified events, including if more than four of our satellites have insufficient fuel to execute a 12-month de-orbit, which is currently the case.  In addition, the U.S. government has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years.

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

Under our agreement with Motorola, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy, together with the de-orbiting endorsement, covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, de-orbiting our satellite constellation. Our current policy has a one-year term, which expires on December 8, 2014, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. Our failure to renew our current in-orbit liability insurance policy or obtain a replacement policy would trigger de-orbit rights held by the U.S. government and Boeing described in the immediately preceding risk factor, which, if exercised, would eliminate our ability to provide mobile satellite communications services. In addition, even if we continue to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

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

Our ownership and operation of a satellite communications system and the sale of products that operate on that system are subject to significant regulation in the United States, including by the FCC, Department of Commerce and others, and in foreign jurisdictions by similar local authorities. The rules and regulations of these U.S. and foreign authorities may change, and such authorities may adopt regulations that limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also make changes in the licenses of our competitors that affect our spectrum. Such changes may significantly affect our business. Further, because regulations in each country are different, we may not be aware if some of our distribution partners or persons with whom we or they do business do not hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses. Our failure or delay in obtaining the approvals required to operate in other countries would limit or delay our ability to expand our operations into those countries. Our failure to obtain industry-standard certifications for our products could compromise our ability to generate revenue and conduct our business in other countries. Any imposition of sanctions, loss of license or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in the United States or foreign jurisdictions could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.

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

We hold FCC licenses, specifically a license for our current satellite constellation, licenses for our U.S. gateway and other ground facilities and blanket earth station licenses for U.S. government customers and commercial subscribers, that are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. The FCC licenses are also subject to modification by the FCC. We have pending requests for renewal of our satellite constellation authorization and for replacement satellites. Our U.S. gateway earth station and the U.S. government customer and commercial subscriber earth station licenses expire between September 2018 and the year 2026. There can be no assurance that the FCC will renew the FCC licenses we hold. If the FCC revokes, modifies or fails to renew or amend the FCC licenses we hold, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.

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

None.

Item 2.      Properties

We own or lease the facilities described in the following table:

		Approximate
Location	Country	Square Feet	Facilities	Owned/Leased
McLean, Virginia	USA	21,600	Corporate Headquarters	Leased

Chandler, Arizona	USA	197,000	Technical Support Center, Distribution Center, and Warehouse	Leased

Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned

Tempe, Arizona	USA	31,000	System Gateway and Satellite Teleport Network Facility	Owned Building on Leased Land

Tempe, Arizona	USA	25,000	Operations and Finance Office Space	Leased

Fairbanks, Alaska	USA	4,000	Satellite Teleport Network Facility	Owned

Chandler, Arizona	USA	3,000	Satellite Teleport Network Facility	Owned Buildings on Leased Land

Svalbard	Norway	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land

Yellowknife, Northwest Territories	Canada	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land

Iqaluit, Nunavut	Canada	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land

Izhevsk, Udmurtia	Russia	1,300	Satellite Earth Terminal Facility	Leased

Item 3.	Legal Proceedings

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

	Common Stock
	High	Low
Quarter Ended March 31, 2012	$9.50	$7.13
Quarter Ended June 30, 2012	9.15	8.16
Quarter Ended September 30, 2012	9.73	6.88
Quarter Ended December 31, 2012	7.83	5.25
Quarter Ended March 31, 2013	7.34	5.90
Quarter Ended June 30, 2013	7.85	5.98
Quarter Ended September 30, 2013	9.22	6.35
Quarter Ended December 31, 2013	6.91	5.37

On February 27, 2014, the closing price of our common stock was $6.85. As of February 27, 2014, there were 64 holders of record of our common stock.

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

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from December 31, 2008 through December 31, 2013 with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Iridium Communications Inc.	$100.00	$89.22	$91.67	$85.67	$74.67	$69.44
S&P 500 Index	$100.00	$123.45	$139.23	$139.23	$157.90	$204.63
Dow Jones Industrial Average Index	$100.00	$118.82	$131.92	$139.21	$149.31	$188.88
NASDAQ Telecommunications Index	$100.00	$148.24	$154.06	$134.62	$137.31	$170.29

Item 6.           Selected Financial Data

Iridium Communications Inc.

The following selected historical financial data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 was derived from Iridium Communications Inc.’s audited financial statements. The selected financial data below should be read in conjunction with Iridium Communications Inc.’s financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data is historical data for Iridium Communications Inc. and is not necessarily indicative of future results of operations.

	For the Year Ended December 31,
Statement of Operations Data (a)	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Revenue:
Services	$292,092	$273,491	$262,322	$236,351	$53,014
Subscriber equipment	73,303	93,866	94,709	90,184	17,293
Engineering and support services	17,254	16,163	27,276	21,638	5,682
Total revenue	$382,649	$383,520	$384,307	$348,173	$75,989
Total operating expenses	$272,755	$278,446	$307,306	$310,813	$89,164
Operating income (loss)	$109,894	$105,074	$77,001	$37,360	$(13,175)
Net income (loss)	$62,517	$64,631	$41,035	$19,941	$(42,239)
Comprehensive income (loss)	$62,185	$64,499	$40,720	$20,009	$(42,217)
Weighted average shares outstanding - basic	76,909	74,239	72,164	70,289	53,964
Weighted average shares outstanding - diluted	87,511	78,182	73,559	72,956	53,964
Net income (loss) per share - basic	$0.72	$0.85	$0.57	$0.28	$(0.78)
Net income (loss) per share - diluted	$0.71	$0.83	$0.56	$0.27	$(0.78)

	As of December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
	(In thousands)
Total current assets	$369,558	$367,166	$227,242	$208,729	$220,937
Total assets	$2,309,796	$1,916,341	$1,374,186	$1,047,449	$826,396
Total long-term liabilities	$1,268,802	$951,131	$576,278	$258,692	$107,844
Total stockholders' equity	$939,495	$876,558	$702,018	$654,916	$629,621

	For the Year Ended December 31,
Other Data	2013	2012	2011	2010	2009
	(In thousands)
Cash provided by (used in):
Operating activities	$183,048	$174,023	$183,461	$151,438	$23,168
Investing activities	$(485,836)	$(443,542)	$(359,337)	$(242,086)	$354,537
Financing activities	$234,712	$387,571	$192,310	$63,402	$(230,656)

(a)	The years ended December 31, 2013, 2012, 2011 and 2010 reflect the results of a full year of operations. On September 29, 2009, we acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC, or Iridium Holdings, and the data presented in the table above for the year ended December 31, 2009 reflects the results of post-acquisition activities for the three months ended December 31, 2009. The year ended December 31, 2009 included a $34.1 million change in the fair value of warrants due to our determination that the exchange agreements entered into with the holders of 26.8 million warrants in connection with the acquisition of Iridium Holdings were derivative instruments. We conducted no material operating activities for the periods prior to the acquisition of Iridium Holdings in September 2009.

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

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers using our constellation of in-orbit satellites and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

We sell our products and services to commercial end users through a wholesale distribution network, encompassing 75 service providers, more than 190 value-added resellers, or VARs, and 55 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.

At December 31, 2013, we had approximately 664,000 billable subscribers worldwide, an increase of 53,000, or 9%, from approximately 611,000 billable subscribers at December 31, 2012. We have a diverse customer base, including end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the provision of services and the sale of equipment. Service revenue represented 76% and 71% of total revenue for the years ended December 31, 2013 and 2012, respectively. Voice and M2M data service revenue have historically generated higher gross margins than subscriber equipment revenue.

 We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, along with the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. We expect to fund $1.8 billion of the costs of Iridium NEXT with our $1.8 billion loan facility, or the Credit Facility.

Developments in our business during the period covered by this report, including the recent slowdown in our handset business and higher projected warranty claims on our Iridium Pilot terminals and the related impact on our maritime revenues, have reduced our estimates for consolidated net income before interest, taxes, depreciation and amortization, Iridium NEXT expenses, share-based compensation, and non-cash purchase accounting, or operational EBITDA, for the twelve months ended December 31, 2013 and the twelve months ending June 30, 2014 and December 31, 2014. In addition, we now anticipate that payment of hosted payload fees from Aireon LLC will be later than previously expected when we amended the Credit Facility in August 2012. Accordingly, we are working with our Credit Facility lenders to modify the relevant financial covenants. In order to remove any uncertainty regarding our covenant compliance while we work to get the longer-term modifications in place, we requested and received waivers from our Credit Facility lenders, providing us with additional headroom on our operational EBITDA covenant and hosted payload cash flow covenant for those periods. As adjusted by such waivers, we were in compliance with all our financial covenants as of December 31, 2013.

We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next twelve months. We expect to fund the remainder of the costs of Iridium NEXT from cash on hand, internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME, and the proceeds from capital raises that we expect to be required in connection with the planned amendment to the Credit Facility. For more information about our sources of funding, see “Credit Facility” and “Liquidity and Capital Resources.”

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space France, or Thales, for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.3 billion, and we expect our payment obligations under the FSD to extend into the fourth quarter of 2017. We expect to fund $1.8 billion of the costs of Iridium NEXT with the Credit Facility. As of December 31, 2013, we had made total payments of $1,091.6 million to Thales, including $927.1 million from borrowings under the Credit Facility, which are classified within property and equipment, net, in the accompanying consolidated balance sheet.

In March 2010, we entered into an agreement with Space Exploration Technologies Corp., or SpaceX, to secure SpaceX as the primary launch services provider for Iridium NEXT. In August 2012, we entered into an amendment to our launch services agreement with SpaceX. The amendment reduced the number of contracted launches from eight to seven and increased the number of satellites to be carried on each launch vehicle from nine to ten. The amendment also reduced the maximum price under the original SpaceX agreement from $492.0 million to $453.1 million. As of December 31, 2013, we had made total payments of $69.7 million to SpaceX, which are classified within property and equipment, net, in the accompanying consolidated balance sheet.

In June 2011, we entered into an agreement with International Space Company Kosmotras, or Kosmotras, as a supplemental launch services provider for Iridium NEXT, which agreement we have subsequently amended three times. The agreement, as amended, provided for the purchase of up to six launches, for a total of approximately $184.3 million, and six additional launch options that are subject to the availability of launch vehicles and times. Each launch can carry two satellites. We exercised an option to purchase one launch under the agreement, which we plan to use for the first two Iridium NEXT satellites. Our payments to Kosmotras for the single launch will be approximately $51.8 million, of which $18.3 million has been paid and capitalized within property and equipment, net in the accompanying consolidated balance sheet as of December 31, 2013. Our option to purchase three dedicated launches expired as of December 31, 2013, and our option to purchase the remaining two dedicated launches expires March 31, 2014.

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

In connection with each draw made under the Credit Facility, we borrow an additional amount equal to 6.49% of such draw to cover the premium for the COFACE insurance. We also pay a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. The semi-annual commitment fee on the undrawn portion of the Credit Facility for the year ended December 31, 2013 was $7.7 million and is included in other income (expense) in the accompanying consolidated statement of operations. Funds drawn under the Credit Facility will be used for 85% of the costs under the FSD for the design and manufacture of Iridium NEXT, the premium for the COFACE insurance and the payment of a portion of interest during a portion of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, we will pay interest on the same date as the principal repayments. Prior to the repayment period, interest payments are due on a semi-annual basis in April and October. Interest incurred during the year ended December 31, 2013 was $39.6 million. We capitalize all interest costs incurred related to the Credit Facility during the construction period of the assets; accordingly we capitalized $39.6 million related to interest incurred in 2013. We pay interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $39.6 million in interest incurred during the year ended December 31, 2013 consisted of $12.1 million payable in cash, of which $9.7 million was paid during the year and $2.4 million was accrued at year end, and $27.5 million payable by deemed loans, of which $22.0 million was paid during the year and $5.5 million was accrued at year end. The Credit Facility will mature seven years after the start of the principal repayment period.

We may not prepay any borrowings prior to December 31, 2015. If, on that date, a specified number of Iridium NEXT satellites have been successfully launched and we have adequate time and resources to complete the Iridium NEXT constellation on schedule, we may prepay the borrowings without penalty. In addition, following the completion of the Iridium NEXT constellation, we may prepay the borrowings without penalty. We may not subsequently borrow any amounts that we repay. We must repay the loans in full upon a delisting of our common stock, a change in control of our company or our ceasing to own 100% of any of the other obligors, or the sale of all or substantially all of our assets. We must apply all or a portion of specified capital raise proceeds, insurance proceeds, condemnation proceeds and proceeds from the disposal of any interests in Aireon to the prepayment of the loans. The Credit Facility includes customary representations, events of default, covenants and conditions precedent to our drawing of funds.

As of December 31, 2013, we had borrowed a total of $1,039.2 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2013 was $760.8 million. Under the terms of the Credit Facility, we were required to maintain a minimum cash reserve for debt service of $81.0 million as of December 31, 2013, which is classified as restricted cash on the accompanying consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to be in 2017.

Minimum debt service reserve levels are estimated as follows (in millions):

At December 31,	Amount
2014	$108
2015	135
2016	162
2017	189

In addition to the minimum debt service levels, financial covenants under the Credit Facility include:

•	an available cash balance of at least $25 million;

•	a debt-to-equity ratio, which is calculated as the ratio of total net debt to the aggregate of total net debt and total stockholders’ equity, of no more than 0.7 to 1, measured each June 30 and December 31;

•	specified maximum levels of annual capital expenditures (excluding expenditures on the construction of Iridium NEXT satellites) through the year ending December 31, 2024;

•	specified minimum consolidated operational EBITDA levels for the 12-month periods ending each December 31 and June 30 through June 30, 2017;

•	specified minimum cash flow requirements from customers who have hosted payloads on our satellites during the 12-month periods ending each December 31 and June 30, beginning December 31, 2014 and ending on June 30, 2017;

•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5; and

•	specified maximum leverage levels during the repayment period that decline from a ratio of 4.75 to 1 for the twelve months ending June 30, 2017 to a ratio of 2.5 to 1 for the twelve months ending June 30, 2025.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period during which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows fall short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. We note that the available cure amount, due to the complexity of its calculation, has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

We are currently in discussions with our Credit Facility lenders to modify some of the financial covenants. To remove any uncertainty regarding our covenant compliance while we work to get those modifications in place, we requested and received waivers from our Credit Facility lenders, providing us with additional headroom on our operational EBITDA covenants for the twelve months ended December 31, 2013 and the twelve months ending June 30, 2014 and December 31, 2014 and for our hosted payload cash flow covenant for the twelve months ending December 31, 2014. As modified by such waivers, we were in compliance with our financial covenants as of December 31, 2013. We expect to need modifications to the Credit Facility from our lenders for some financial covenants with measurement dates beyond the next twelve months, and there can be no assurance that the lenders will agree to such modifications. For additional discussion related to our actual financial covenant results and the expected need for future modifications to our Credit Facility, see “Liquidity and Capital Resources.”

The Credit Facility also places limitations on our ability and that of our subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into transactions with affiliates, fund payments under the FSD with Thales from our own resources, incur additional indebtedness, or make loans, guarantees or indemnities. If we are not in compliance with the financial covenants under the Credit Facility, after any opportunity to cure such non-compliance, or we otherwise experience an event of default under the Credit Facility, the lenders may require repayment in full of all principal and interest outstanding under the Credit Facility. It is unlikely we would have adequate funds to repay such amounts prior to the scheduled maturity of the Credit Facility. If we fail to repay such amounts, the lenders may foreclose on the assets we have pledged under the Credit Facility, which include substantially all of our assets and those of our domestic subsidiaries.

In August 2012, we entered into a supplemental agreement, or the Supplemental Agreement, with the lenders under the Credit Facility, to amend and restate the Credit Facility. The Credit Facility, as amended by the Supplemental Agreement, authorizes us to fund and operate Aireon for the purpose of establishing a space-based automatic dependent surveillance-broadcast, or ADS-B, global air traffic monitoring business. Specifically, the amended Credit Facility excludes Aireon from the group of companies (us and our material subsidiaries) that are obligors under the Credit Facility and from our consolidated financial results for purposes of calculating compliance with the financial covenants. The amended Credit Facility allows us to make a $12.5 million investment in Aireon, all of which was invested by December 31, 2013. Additionally, the amended Credit Facility allows for the injection of up to $10 million worth of airtime credits in connection with a satellite design and development agreement with Harris Corporation, if needed, and an additional investment of up to $15 million raised from issuances of our common equity. The amended Credit Facility requires us to use any net distributions received from Aireon to repay our debt obligations under the Credit Facility and to grant the lenders a security interest in our ownership interest in Aireon. The Supplemental Agreement does not modify the principal amount, interest rates, repayment dates, or maturity of the Credit Facility. The amended Credit Facility includes revised financial covenant levels to reflect changes in timing of expected receipts of cash flows from hosted payloads and other changing business conditions and revised launch and backup launch requirements to permit the amendment to our launch services agreement with SpaceX. The amended Credit Facility required us to raise $100 million by April 30, 2013 through a combination of the issuance of convertible preferred or common equity and warrant exercises. In October 2012, we satisfied this requirement primarily through the sale of Series A Preferred Stock for net proceeds of $96.5 million as discussed further below. In the third quarter of 2012, we also received $9.1 million from the exercise of warrants to purchase our common stock at an exercise price of $7.00 per share.

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

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 7.00% per annum of the $100 liquidation preference per share, which is equivalent to an annual rate of $7.00 per share. Dividends are payable quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions and ranks senior to our common stock with respect to dividend rights and rights upon our liquidation, dissolution or winding-up. Holders of Series A Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods, whether or not consecutive, and in other specified circumstances. During 2013 and 2012, we paid $7.0 million and $1.4 million, respectively, in cash dividends to holders of our Series A Preferred Stock. As of December 31, 2013, there was $0.3 million in accrued dividends which will be paid in March 2014. On February 24, 2014, we declared dividends of $1.75 million payable on March 17, 2014 to holders of our Series A Preferred Stock.

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

Warrant Exchange

Private Warrant Exchange

In September 2012, we entered into privately negotiated warrant exchange agreements with funds managed by T2 Partners Management, L.P., or T2, the largest holder of our outstanding common stock purchase warrants with an exercise price of $7.00 per share, or $7.00 Warrants. Pursuant to these exchange agreements, we issued 562,370 shares of our common stock in exchange for 3,374,220 of the $7.00 Warrants held by the T2 funds (equivalent to approximately 0.1667 common shares for every $7.00 Warrant tendered), representing approximately 27% of the outstanding $7.00 Warrants.

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

Investment in Aireon

In November 2012, Aireon and one of our indirect wholly owned subsidiaries, Iridium Satellite LLC, or Iridium Satellite, entered into an amended and restated limited liability company agreement of Aireon with NAV CANADA and NAV CANADA Satellite, Inc., a wholly owned subsidiary of NAV CANADA. Under the agreement, NAV CANADA Satellite may purchase preferred membership interests in Aireon in five tranches for an aggregate investment of up to $150 million. Each tranche is subject to the satisfaction of a number of operational, commercial, regulatory and financial conditions. On November 19, 2012, NAV CANADA Satellite made its first tranche investment of $15 million. During the second quarter of 2013, NAV CANADA Satellite made its second tranche investment of $40 million. As of December 31, 2013, the total $55 million investment represented 18.7% of the fully diluted equity of Aireon. As of December 31, 2013, Iridium Satellite owned 100% of Aireon’s outstanding common membership interests, which represented 81.3% of Aireon’s fully diluted outstanding equity.

On February 14, 2014, Iridium and Aireon entered into a second amended and restated limited liability company agreement with NAV CANADA, NAV CANADA Satellite and three new investors, ENAV North Atlantic LLC, a wholly owned subsidiary of Enav S.p.A. (the Italian air navigation service provider), Irish Aviation Authority Limited, or IAA, (the Irish air navigation service provider), and Naviair Surveillance A/S, a wholly owned subsidiary of Naviair (the Danish air navigation service provider), who committed to collectively invest an aggregate of $120 million. The investments will be made in the form of preferred membership interests in four tranches between 2014 and 2017, subject to the satisfaction of operational, commercial, regulatory and financial conditions. The first tranche investment of $50 million by the new investors was made on February 14, 2014. Following the completion of the investments by the new investors and NAV CANADA Satellite, $270 million in total, Aireon will be required, if and when funds are available, to redeem a portion of Iridium's interest for a payment of $120 million, which is expected to occur in 2018. Upon this redemption, NAV CANADA will hold 51% of the fully diluted ownership of Aireon, ENAV North Atlantic will hold 12.5%, and IAA and Naviair Surveillance will each hold 6%, with 24.5% being retained by Iridium.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;
•	increased demand for communications services by disaster and relief agencies and emergency first responders;
•	a broad and expanding wholesale distribution network with access to diverse and geographically dispersed niche markets;
•	a growing number of new products and services and related applications;
•	improved data transmission speeds for mobile satellite service offerings;
•	regulatory mandates requiring the use of mobile satellite services;
•	a general reduction in prices of mobile satellite services and subscriber equipment; and
•	geographic market expansion through the receipt of licenses to sell our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop products and services for Iridium NEXT;
•	our ability to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites, including our ability to negotiate modifications to the Credit Facility with our lenders and to obtain any needed additional external debt or equity financing;
•	our ability to obtain sufficient internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;
•	Aireon’s ability to successfully fund, develop and market its space-based ADS-B global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;
•	our ability to maintain the health, capacity, control and level of service of our existing satellite network through the transition to Iridium NEXT;
•	changes in general economic, business and industry conditions;
•	our reliance on a single primary commercial gateway and a primary satellite network operations center;
•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;
•	market acceptance of our products;
•	regulatory requirements in existing and new geographic markets;
•	rapid and significant technological changes in the telecommunications industry;
•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;
•	reliance on single-source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and
•	reliance on a few significant customers for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, useful lives of property and equipment, long-lived assets, goodwill and other intangible assets, inventory, internally developed software, deferred financing costs, asset retirement obligations, income taxes, stock-based compensation, warranty expenses, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

We depreciate our satellites over the shorter of their potential operational life or the period of their expected use. The appropriateness of the useful lives is evaluated on a quarterly basis. Satellites are depreciated on a straight-line basis through the earlier of the estimated remaining useful life or the date they are expected to be replaced by Iridium NEXT satellites, which defines the period of their expected use, because we expect this will occur before the end of their operational lives. Based on the current launch schedule, we expect Iridium NEXT satellites to begin deployment in 2015, with the final launch expected to occur by mid-2017. If actual operational results are not consistent with our estimates and assumptions, we may experience changes in depreciation and amortization expense that could be material to our results of operations. In the event there are changes to the launch schedule of Iridium NEXT satellites, the period of intended use for our current satellites could be impacted, also resulting in changes to depreciation and amortization expense that could be material to our results of operations.

Assets under construction primarily consist of costs incurred associated with the design, development and launch of the Iridium NEXT satellites, upgrades to our current infrastructure and ground systems and internal software development costs. Once these assets are placed in service, they will then be depreciated using the straight-line method over their respective estimated useful lives. We capitalize interest on our Credit Facility during the construction period of Iridium NEXT. Capitalized interest is added to the cost of our next-generation satellites.

Recoverability of Goodwill and Intangible Assets with Indefinite Lives

Goodwill

We assess the recoverability of goodwill on an annual basis or when indicators of impairment exist such as significant changes in the business climate of our industry, operating performance indicators or competition. Goodwill impairment is determined using a two-step process.  The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed.  To measure the amount of impairment loss, if any, we determine the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination. Specifically, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We operate in a single reporting unit and we assess the possibility of impairment by comparing the carrying amount of the reporting unit to its estimated fair value.  The most recent annual assessment of goodwill and indefinite-lived intangible assets was performed on October 1, 2013, (the “2013 Analysis”).  We determined the estimated fair value of our reporting unit based on a combination of a market approach using comparable public companies (guideline company method) and the income approach using discounted cash flows, consistent with the approach we utilized in our analysis performed in 2012. These valuation techniques involve the use of estimates and assumptions. We believe that the assumptions and estimates used to determine the estimated fair value of our reporting unit are reasonable. However, these estimates are inherently subjective and there are a number of factors, including factors outside of our control, that could cause actual results to differ from our estimates.  Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge.  Any changes to our key assumptions about our businesses and our prospects, timing or amounts of projected cash flows, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge.

The key assumptions used in the 2013 Analysis included: (i) cash flow projections through 2025, which include assumptions relative to forecasted service revenue, equipment revenue, engineering and support service revenue, hosted payload revenue, operating expenses and Iridium NEXT capital expenditures; (ii) a discount rate of 10.0% applied to the cash flow projections, which was based on the weighted average cost of capital adjusted for the risks associated with the business; (iii) selection of comparable companies used in the market approach; (iv) assumptions in weighting the results of the income approach and the market approach valuation techniques; and (v) expected distributions from Aireon. Based on the results of the first step of the 2013 Analysis, the estimated fair value of the reporting unit exceeded the carrying value.  As such, the second step of the goodwill impairment test was not required and no impairment charge was recorded during the period.  In future periods, if actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to our results of operations.

Intangible Assets Not Subject to Amortization

A portion of our intangible assets consists of our spectrum licenses and trade names which are indefinite-lived intangible assets. We reevaluate the indefinite life determination for these assets periodically to determine whether events and circumstances continue to support an indefinite life.

We assess the recoverability of indefinite-lived assets on an annual basis or when indicators of impairment exist. We assess the possibility of impairment by comparing the carrying amount of the asset to its estimated fair value. If the estimated fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized. We make assumptions and apply judgment in estimating the fair value based on quoted market prices and various other valuation techniques, including replacement costs, discounted cash flows methods and other market multiple analyses. The various valuation techniques require significant assumptions about future cash flows, replacement cost, revenue growth, capital expenditures, working capital fluctuations, asset life and incremental borrowing rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to our results of operations. Based on the results of the 2013 Analysis, the fair value of the indefinite-lived assets was greater than the carrying value. As such, no impairment charge was recorded during the period.

 Internally Developed Software

We capitalize the costs of acquiring, developing and testing software to meet our internal needs. Capitalization of costs associated with software obtained or developed for internal use commences when the preliminary project stage is complete and it is probable that the project will be completed and used to perform the function intended. Capitalized costs include external direct cost of materials and services consumed in developing or obtaining internal-use software as well as payroll and payroll-related costs for employees who are directly associated with, and devote time to, the internal-use software project. Capitalization of these costs ceases no later than the point in time at which the project is substantially complete and ready for its intended use. Internal use software costs are amortized once the software is placed in service using the straight-line method over periods ranging from three to seven years. Judgments and estimates are required in the calculation of capitalized development costs. We evaluate and estimate, based on engineering data, when the preliminary project stage is completed and the point when the project is substantially complete and ready for use.

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred on our balance sheet and amortized as additional interest expense using an effective interest method over the term of the related debt. The effective interest rate calculation requires us to make assumptions and estimates in determining estimated periodic interest expense. The calculation includes assumptions and estimates with respect to future borrowing dates and amounts, repayment dates and amounts, and projected future LIBOR rates. If actual borrowing amounts and dates, repayment amounts and dates, and future LIBOR rates are not consistent with our estimates or assumptions, we may be exposed to changes that could be material to our property and equipment, net balance (since we are capitalizing interest expense as part of the cost of Iridium NEXT), deferred financing costs balance, depreciation expense, interest expense, income from operations and net income.

Comparison of Our Results of Operations for the Year Ended December 31, 2013 and the Year Ended December 31, 2012
	Year Ended December 31,
		% of Total		% of Total	Change
($ in thousands)	2013	Revenue	2012	Revenue	Dollars	Percent
Revenue:
Service revenue
Commercial	$232,928	61%	$211,741	55%	$21,187	10%
Government	59,164	15%	61,750	16%	(2,586)	(4)%
Total service revenue	292,092	76%	273,491	71%	18,601	7%
Subscriber equipment	73,303	19%	93,866	25%	(20,563)	(22)%
Engineering and support services	17,254	5%	16,163	4%	1,091	7%
Total revenue	382,649	100%	383,520	100%	(871)	0%

Operating expenses:
Cost of services (exclusive of
depreciation and amortization)	59,346	16%	60,937	16%	(1,591)	(3)%
Cost of subscriber equipment	52,062	14%	53,285	14%	(1,223)	(2)%
Research and development	11,149	3%	15,525	4%	(4,376)	(28)%
Selling, general and administrative	75,218	19%	67,589	18%	7,629	11%
Depreciation and amortization	74,980	19%	81,110	21%	(6,130)	(8)%
Total operating expenses	272,755	71%	278,446	73%	(5,691)	(2)%
Operating income	109,894	29%	105,074	27%	4,820	5%
Other income (expense):
Interest income, net	2,276	1%	1,072	0%	1,204	112%
Undrawn credit facility fees	(7,708)	(2)%	(10,232)	(2)%	2,524	(25)%
Other income (expense), net	6,003	1%	(896)	0%	6,899	(770)%
Total other income (expense)	571	0%	(10,056)	(2)%	10,627	(106)%
Income before income taxes	110,465	29%	95,018	25%	15,447	16%
Provision for income taxes	(47,948)	(13)%	(30,387)	(8)%	(17,561)	58%
Net income	$62,517	16%	$64,631	17%	$(2,114)	(3)%

Revenue

Total revenue remained relatively flat at $382.6 million for the year ended December 31, 2013 compared to $383.5 million for the prior year. This slight decrease in total revenue was primarily due to a large decrease in subscriber equipment sales. This decrease was largely offset by increases in commercial service revenue, due to an increase in access fee revenue resulting from targeted price increases, an increase in revenue from prepaid e-vouchers resulting from the change in our prepaid airtime policy effective in 2013 and an increase in billable subscribers.

Commercial Service Revenue

	Year Ended			Year Ended
	December 31, 2013			December 31, 2012			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$184.0	340	$46	$170.9	332	$45	$13.1	8	$1
Commercial M2M data	48.9	273	16	40.8	228	17	8.1	45	(1)
Total	$232.9	613		$211.7	560		$21.2	53

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

The increase in commercial voice and data revenue was principally due to an increase in access fee revenue resulting from targeted price increases, an increase in revenue from prepaid e-vouchers resulting from the change in our prepaid airtime policy effective in 2013 and an increase in billable subscribers. These increases were partially offset by declines in telephony usage.

Commercial M2M data revenue growth was driven principally by an increase in the billable subscriber base. Commercial M2M data ARPU decreased by $1 compared to the prior year due to the growth in subscribers using plans that generate lower revenue per user. We anticipate an increase in M2M data revenues and a decrease in M2M data ARPU in 2014 as we expect to continue to experience further growth in our subscriber base with many subscribers utilizing lower ARPU plans.

Government Service Revenue

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$59.2	51	$61.8	51	$(2.6)	-

(1)     Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract managed by the Defense Information Systems Agency, or DISA. The EMSS contract, entered into in April 2008, provided for a one-year base term and four additional one-year options, all of which were exercised at the election of the U.S. government. After the exercise of all available optional contract extensions, the EMSS contract as signed in April 2008 expired. Effective October 22, 2013, we executed a new five-year EMSS contract. Under the terms of this new agreement, authorized customers will continue to utilize Iridium airtime services, provided through the DoD’s dedicated gateway. These services will include unlimited global secure and unsecure voice, low and high-speed data, paging, and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers. DTCS is a service that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. The fixed-price rates in each of the five contract years, which run from October 22 through the following October 21 of each year, are $64 million and $72 million in years one and two, respectively, and $88 million in each of the years three through five.

Government service revenue decreased from $61.8 million to $59.2 million principally due to a $3.0 million decline in revenue during the first nine months of 2013. This $3.0 million decline was primarily due to a reduction in telephony billable subscribers. Government service revenues for the fourth quarter of 2013 increased to $15.6 million from $15.2 million in the prior year period as a result of the execution of the new EMSS contract. Under this contract, revenue is a fixed monthly amount and is no longer based on subscribers or ARPU. For this and future comparative periods, ARPU will not be presented, as it is no longer a relevant government service revenue metric. Government service revenue under this contract is a fixed monthly amount, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under this agreement may be provided in future periods at an amount mutually agreed upon by both parties. We anticipate government service revenue for 2014 will exceed 2013 government service revenue results.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased 22% to $73.3 million for the year ended December 31, 2013 compared to $93.9 million for the year ended December 31, 2012. The decrease in subscriber equipment revenue was primarily due to lower handset sales.

Engineering and Support Service Revenue
	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	Change
	(In millions)
Government	$15.5	$15.0	$0.5
Commercial	1.8	1.2	0.6
Total	$17.3	$16.2	$1.1

Engineering and support service revenue increased by $1.1 million, or 7%, from the prior year primarily due to the execution of new government-sponsored contracts during the second half of 2013 related to gateway modernization efforts as we transition to Iridium NEXT capabilities. We anticipate an increase in the scope of work for government contracts in 2014 resulting in overall growth in engineering and support service revenue compared to 2013.

Operating Expenses

Total operating expenses decreased by 2% to $272.8 million for the year ended December 31, 2013 from $278.5 million for the prior year. This decrease was primarily due to decreased research and development expenses as well as decreased depreciation and amortization partially offset by increased selling, general and administrative expenses.

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased by 3% to $59.3 million for the year ended December 31, 2013 from $60.9 million for the year ended December 31, 2012 primarily due to a decline in operations and maintenance costs related to our existing constellation as we continue to focus on Iridium NEXT development efforts.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased by 2% to $52.1 million for the year ended December 31, 2013 from $53.3 million for the prior year primarily due to the decrease in unit sales, corresponding to the decline in subscriber equipment revenue discussed above. This decrease was partially offset by a $6.9 million increase in warranty expense recorded during 2013 related to higher warranty claims and other warranty-related initiatives for the Iridium Pilot terminals. In addition, during the year ended December 31, 2013, we recorded a $1.5 million expense for excess and obsolete inventory primarily related to Iridium 9505 handset accessories. No similar charge was incurred during 2012.

Research and Development

Research and development expenses decreased by 28% to $11.1 million for the year ended December 31, 2013 from $15.5 million for the prior year primarily due to decreases in research and development projects associated with Iridium NEXT.

Selling, General and Administrative

Selling, general and administrative expenses include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by 11% to $75.2 million for the year ended December 31, 2013 from $67.6 million for the prior year primarily due to an increase in employee-related costs and professional fees, partially offset by the reversal of $0.7 million of bad debt expense originally recorded in 2012.

Depreciation and Amortization

Depreciation and amortization expenses decreased by 8% to $75.0 million for the year ended December 31, 2013 from $81.1 million for the prior year. During the second quarter of 2012, we updated our analysis of the current satellite constellation’s health and the remaining useful life. Based on the results of this analysis, we estimate that our current constellation of satellites will be operational for longer than previously expected. As a result, the estimated useful life of the current constellation was extended and is consistent with the expected deployment of Iridium NEXT. This change in estimated useful life was only effective for three quarters in 2012 but was effective for all four quarters of 2013, which resulted in a decrease in depreciation expense for the year ended December 31, 2013 when compared to the prior year. Additionally, the year-over-year decrease was due to a $2.0 million impairment charge within depreciation expense related to the impairment of an in-orbit satellite with which we lost communication during 2012. No such impairment occurred in 2013. During January 2014, we lost communication with one of our in-orbit satellites. As a result, an impairment charge of $0.9 million will be included in our first quarter 2014 results. We do not believe the loss of this single satellite has a material impact on the useful life of our current satellite constellation. We will continue to evaluate the useful life of our current satellites on an ongoing basis through full deployment and activation of Iridium NEXT.

Other Expense

Interest Income, Net

Interest income, net, increased to $2.3 million for the year ended December 31, 2013 from $1.1 million for the prior year primarily due to our investment of excess cash in marketable securities beginning in the first quarter of 2013. Our marketable securities yield higher interest income than our operating cash accounts.

Undrawn Credit Facility Fees

The commitment fee on the undrawn portion of the Credit Facility was $7.7 million for the year ended December 31, 2013 compared to $10.2 million for the prior year. The decrease of the commitment fee on the undrawn portion directly relates to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT. As we continue to draw additional amounts under the Credit Facility, the undrawn portion and related fees will decrease.

Other Income (Expense), net

Other income (expense), net increased to $6.0 million of income for the year ended December 31, 2013 from $0.9 million of expense for the prior year. This increase was primarily due to a favorable litigation result, which resulted in the recognition of a previously deferred $10 million hosted payload customer deposit. This increase was partially offset by our share of the loss from our equity method investment in Aireon, which increased compared to the prior year. Following NAV CANADA’s purchase of Aireon preferred membership interests on November 19, 2012, Aireon is now accounted for as an equity method investment within our financial statements, and our investment is included within other assets on the consolidated balance sheet. Prior to November 19, 2012, we consolidated Aireon’s results with our results as a wholly owned subsidiary.

Provision for Income Taxes

For the year ended December 31, 2013, our income tax provision was $47.9 million compared to $30.4 million for the prior year. Our effective tax rate was approximately 43.4% for the year ended December 31, 2013 compared to 32.0% for the prior year.  The change in the income tax provision and effective tax rate was primarily related to the decrease in the impact of the benefit of the Arizona tax law changes recognized in 2012, an increase in the valuation allowance on our Arizona net operating losses, an increase in our overall state tax expense, and an increase in our income before income taxes compared to the prior year.  As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $62.5 million for the year ended December 31, 2013, a decrease of 3%, or $2.1 million, from the prior year. This decline in net income was primarily driven by a $17.6 million increase in the provision for income taxes.  The change in the income tax provision was primarily due to the decrease in the impact of the benefit of the Arizona tax law changes recognized in 2012, an increase in the valuation allowance on our Arizona net operating losses, an increase in our overall state tax expense and an increase in our income before tax compared to the prior year period.  Also contributing to the decline in net income was a $7.6 million increase in selling general and administrative costs primarily for employee related costs and professional fees.  These year-over-year decreases to net income were partially offset by the recognition of a previously deferred $10 million hosted payload customer deposit, a $6.1 million decrease in depreciation and amortization expense primarily resulting from the change in the estimated useful lives of our satellites, and a $4.4 million decrease in research and development due to decreases in research and development projects associated with Iridium NEXT.

Comparison of Our Results of Operations for the Year Ended December 31, 2012 and Combined Results of Operations for the Year Ended December 31, 2011

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

Government voice and data revenue decreased principally due to a decline in billable voice subscribers combined with a decrease in ARPU. Government voice ARPU decreased due to a higher proportion of billable subscribers on the lower-priced plans for Netted Iridium®, a service that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. The increase in government M2M data revenue was driven primarily by billable subscriber growth. Government M2M data ARPU decreased compared to the prior year primarily due to growth in subscribers using plans that generate lower revenue per unit.

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

Other Expense

Undrawn Credit Facility Fees

The commitment fee on the undrawn portion of the Credit Facility was $10.2 million for the year ended December 31, 2012 compared to $12.5 million for the prior year. The decrease of the commitment fee on the undrawn portion directly relates to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT.

Other Expense, net

Other expense, net increased to $0.9 million for the year ended December 31, 2012 from $0.1 million for the prior year. The increase resulted from our share of the loss from our equity method investment in Aireon from November 19, 2012 through December 31, 2012. Following NAV CANADA’s purchase of Aireon preferred membership interests in November 2012, Aireon is now accounted for as an equity method investment within our financial statements, and our investment is included within other assets on the consolidated balance sheet. Prior to November 19, 2012, we consolidated Aireon’s results with our results as a wholly owned subsidiary. As our equity investment in Aireon did not commence until 2012, there were no similar amounts in the prior year.

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

Net Income

Net income was $64.6 million for the year ended December 31, 2012, an increase of 58%, or $23.6 million, from the prior year. This increase in net income was driven by a $16.5 million decline in depreciation and amortization expense primarily resulting from the change in the estimated useful lives of our satellites. Also contributing to the increase in net income was an $11.2 million increase in service revenue compared to the prior year. This increase in service revenue was driven by a 17% growth in billable subscribers, offset by usage declines and lower ARPU compared to the prior year period. These year-over-year benefits to net income were partially offset by a $5.8 million increase in the provision for income taxes, which primarily related to our increase in income before taxes combined with an increase related to the partial valuation allowance on our Arizona net operating losses compared to the prior year period.

Liquidity and Capital Resources

As of December 31, 2013, our total cash and cash equivalents balance was $186.3 million and our marketable securities balance was $76.6 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, international expansion, research and development expenses, and dividends payable on our Series A Preferred Stock.

We expect to fund $1.8 billion of the costs of Iridium NEXT with the Credit Facility, the material terms of which are described above under “Credit Facility.” As of December 31, 2013, we had borrowed a total of $1,039.2 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2013 was $760.8 million. Developments in our business during the period covered by this report, including the recent slowdown in our handset business and higher projected warranty claims on our Iridium Pilot terminals and the related impact on our maritime revenues, have reduced our estimates for operational EBITDA. In addition, we now anticipate that payment of hosted payload fees from Aireon will be later than when we last amended the Credit Facility in August 2012. We have entered into discussions with our Credit Facility lenders regarding modifications to the financial covenants and other amendments to the Credit Facility. To remove any uncertainty regarding our covenant compliance while we work to get the longer-term modifications in place, we requested and received waivers from our Credit Facility lenders, providing us with additional headroom on our operational EBITDA covenant for the twelve months ended December 31, 2013 and the twelve months ending June 30, 2014 and December 31, 2014 and waiving our hosted payload cash flow covenant for the twelve months ending December 31, 2014. As of December 31, 2013, as modified by such waiver, we were in compliance with all our financial covenants. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next twelve months. We expect to fund the remainder of the costs of Iridium NEXT from cash on hand, internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME, and with additional external debt or equity financing which we expect to be required in connection with the planned amendment of the Credit Facility.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. We expect to need modifications to the Credit Facility from our lenders for some of the financial covenants with measurement dates beyond the next twelve months, and there can be no assurance that the lenders will agree to such modifications. We expect to be required to raise additional capital as a condition to the planned amendment. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations. If we do not generate sufficient cash flows, or if the cost of implementing Iridium NEXT or the other elements of our business plan is higher than anticipated, we will need further external funding. Our ability to obtain additional funding may be adversely affected by a number of factors, including global economic conditions, and we cannot assure you that we will be able to obtain such funding on reasonable terms, or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $7.00 per share. Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. For each full quarter that the Series A Preferred Stock is outstanding, and assuming that no shares of Series A Preferred Stock are converted into shares of our common stock, we will be required to pay aggregate cash dividends of $1.75 million. We expect to satisfy dividend requirements, if and when declared, from internally generated cash flows.

Under the terms of the Credit Facility, we were required to maintain a minimum cash reserve for debt service of $81.0 million as of December 31, 2013, which is classified as restricted cash on the accompanying consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to be in 2017. In addition to the minimum debt service levels, we are required to meet the following financial covenants under the Credit Facility:

•	an available cash balance of at least $25 million;

•	a debt-to-equity ratio, which is calculated as the ratio of total net debt to the aggregate of total net debt and total stockholders’ equity, of no more than 0.7 to 1, measured each June 30 and December 31;

•	specified maximum levels of annual capital expenditures (excluding expenditures on the construction of Iridium NEXT satellites) through the year ending December 31, 2024;

•	specified minimum consolidated operational EBITDA levels for the 12-month periods ending each December 31 and June 30 through June 30, 2017;

•	specified minimum cash flow requirements from customers who have hosted payloads on our satellites during the 12-month periods ending each December 31 and June 30, beginning December 31, 2014 and ending on June 30, 2017;

•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5; and

•	specified maximum leverage levels during the repayment period that decline from a ratio of 4.75 to 1 for the twelve months ending June 30, 2017 to a ratio of 2.5 to 1 for the twelve months ending June 30, 2025.

Our available cash balance, as defined by the Credit Facility, was $204.0 million and $254.4 million as of December 31, 2013 and 2012, respectively. Our debt-to-equity ratio was 0.48 to 1 and 0.36 to 1 as of December 31, 2013 and 2012, respectively. We were also in compliance with the operational EBITDA and annual capital expenditure covenants set forth above as of December 31, 2013 as modified by the waivers from our Credit Facility lenders.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In any period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. We note that the available cure amount, due to the complexity of its calculation, has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so. As of December 31, 2013, our level of capital expenditure was more than 45% lower than the maximum permitted capital expenditure covenant amount, without the use of any available cure amount. We received waivers from the lenders lowering the operational EBITDA level required for compliance for the twelve months ended December 31, 2013 and the twelve months ending June 30, 2014 and December 31, 2014 while we negotiate adjustments to some of the financial covenants, including operational EBITDA, and amendments to other provisions of the Credit Facility. We also had available cure amount for this period, though it was not required to maintain compliance with the lowered covenants. As modified by such waivers, we were in compliance with all applicable financial covenants as of December 31, 2013, and we expect to be in compliance with all financial covenants at each measurement point within the next twelve months.

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

Cash and Indebtedness

At December 31, 2013, our total cash equivalents balance was $186.3 million, our total marketable securities balance was $76.6 million, and we had an aggregate of $1,039.2 million of external indebtedness related to borrowings under the Credit Facility.

Cash Flows - Comparison of the Year Ended December 31, 2013 and the Year Ended December 31, 2012

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31 (in millions):

Statement of Cash Flows	2013	2012	Change
Net cash provided by operating activities	$183.0	$174.0	$9.0
Net cash used in investing activities	$(485.8)	$(443.5)	$(42.3)
Net cash provided by financing activities	$234.7	$387.6	$(152.9)

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2013 increased by $9.0 million from the prior year. This increase was primarily due to the receipt of $7.0 million in hosted payload customer deposits during 2013 and a $3.1 million income tax refund received in 2013.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 increased by $42.3 million primarily due to the net purchase of marketable securities for $77.3 million and our $5.0 million investment in Aireon in 2013. These uses of cash were partially offset by a $38.1 million decline in capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellite, network and gateway operations.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 decreased by $152.9 million primarily due to the receipt of $96.5 million of proceeds from the issuance of our Series A Preferred Stock during 2012; no similar proceeds were received in 2013. In addition, borrowings under our Credit Facility for the year ended December 31, 2013 were $47.2 million less than borrowings for the prior year.

Cash Flows - Comparison of the Year Ended December 31, 2012 and the Year Ended December 31, 2011

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31 (in millions):

Statement of Cash Flows	2012	2011	Change
Net cash provided by operating activities	$174.0	$183.5	$(9.5)
Net cash used in investing activities	$(443.5)	$(359.3)	$(84.2)
Net cash provided by financing activities	$387.6	$192.3	$195.3

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012 decreased by $9.5 million from the prior year. This decline was primarily due to an $11.2 million strategic build-up of inventory in 2012 in order to mitigate the risk inherent with our limited number of manufacturers and a $10 million increase in other liabilities from 2010 to 2011 that did not recur in 2012 related to a customer deposit still held as of December 31, 2012. These declines were partially offset by a $10.2 million operating cash inflow resulting from improved service revenue margins and a $3.2 million decline in research and development costs.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2013 (in millions):

	Less than			More than
Contractual Obligations	1 year	1-3 Years	3-5 years	5 years	Total
Payment obligations:
Thales (1)	$458.8	$544.1	$166.7	$-	$1,169.6
SpaceX	83.5	278.1	21.8	-	383.4
Kosmotras (2)	25.3	8.2	-	-	33.5
Boeing (3)	34.7	72.5	18.9	-	126.1
Debt obligations (4)	9.6	-	166.3	872.9	1,048.8
Operating lease obligations (5)	2.7	5.2	4.5	7.4	19.8
Uncertain tax positions (6)	0.4	-	-	-	1.3
Unconditional purchase obligations (7)	20.6	1.1	-	-	21.7
Total	$635.6	$909.2	$378.2	$880.3	$2,804.2

(1)	Thales obligations consist of commitments under the FSD for the design and manufacture of satellites for Iridium NEXT and will be satisfied as follows: (i) 85% of these costs will be funded by draws under the Credit Facility and (ii) 15% of these costs will be paid in cash when due.
(2)	Kosmotras obligations consist of remaining payments to purchase one launch under the existing Kosmotras Agreement. The Kosmotras Agreement, as amended, provided for the purchase of up to six dedicated launches, for a total of approximately $184.3 million, and six additional launch options. Each launch can carry two satellites. In June 2013, we exercised an option for one dedicated launch to carry the first two Iridium NEXT satellites. The total cost under the contract for this single launch will be $51.8 million. As of December 31, 2013, we had made aggregate payments of $18.3 million to Kosmotras. The option to purchase three dedicated launches expired as of December 31, 2013, and the option to purchase the remaining two dedicated launches expires March 31, 2014.
(3)	Boeing obligations consist of an estimated commitment related to our existing satellite systems. This estimate is based on an expected future completion date of June 2017 for Iridium NEXT. The Boeing amounts in the above table do not include contractual obligations related to Iridium NEXT because an operations and maintenance agreement for Iridium NEXT has not yet been executed.

(4)	Debt obligations include amounts drawn under the Credit Facility as of December 31, 2013, which include $1,039.2 million of outstanding debt obligations, $1.6 million of accrued commitment fees on the undrawn portion of the Credit Facility and $8.0 million of accrued interest through December 31, 2013. We have not included future debt obligations or future interest costs in the table because the timing of the borrowings is unknown and there is a variable component of the interest. We have also excluded future amounts for the commitment fee, which is 0.80% per year on any undrawn portion of the Credit Facility, as the timing of additional borrowings is unknown.
(5)	Operating lease obligations do not include payments to landlords covering real estate taxes, common area maintenance and other charges, as such fees are not determinable based upon the provisions of our lease agreements.
(6)	As of December 31, 2013, we estimated our uncertain tax positions to be $1.3 million, including penalties and interest. We estimate that $0.4 million of our uncertain tax position will expire or be realized within the next 12 months. However, we are unable to reasonably estimate the period of the possible future payments for the remaining balance, and therefore the remaining balance has not been reflected in a specified period.
(7)	Unconditional purchase obligations include our agreement with a supplier for the manufacturing of our devices and various commitments with other vendors that are enforceable, legally binding and have specified terms, including fixed or minimum quantities, minimum or variable price provisions, and a fixed timeline. Unconditional purchase obligations do not include agreements that are cancelable by us without penalty.

The contractual obligations table does not include future payments of dividends on the Series A Preferred Stock. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 7.00% per annum of the $100 liquidation preference per share, which is equivalent to an annual rate of $7.00 per share. Dividends are payable quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year. The Series A Preferred Stock does not have a stated maturity date. Holders of Series A Preferred Stock may convert some or all of their outstanding shares to common stock at the stated conversion rate. On or after  October 3, 2017, we may at our option cause some or all of the shares of Series A Preferred Stock to be automatically converted into shares of common stock at the then prevailing conversion rate if specified conditions are satisfied. We cannot forecast the conversions, if any, of Series A Preferred Stock to common stock and thus cannot forecast with certainty the amounts of future dividend payments on outstanding Series A Preferred Stock. As of December 31, 2013, there were 1,000,000 shares of Series A Preferred Stock outstanding.

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

Interest income earned on our cash and cash equivalent balances is subject to interest rate fluctuations. For the year ended December 31, 2013, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

The fixed price under the FSD with Thales is denominated in U.S. dollars. As a result, we do not bear any foreign currency exchange risk under the FSD.

We entered into the Credit Facility in October 2010 and have borrowed $1,039.2 million under the Credit Facility as of December 31, 2013. A portion of the borrowings under the Credit Facility bears interest at a floating rate equal to the LIBOR plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the year ended December 31, 2013, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by less than $0.1 million for the year.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, as well as accounts receivable. We maintain our cash and cash equivalents with financial institutions with high credit ratings and at times maintain the balance of our deposits in excess of federally insured limits. The majority of our cash is swept nightly into a money market fund invested in U.S. treasuries, Agency Mortgage Backed Securities and/or U.S. government guaranteed debt. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities.  As of December 31, 2013, a 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities.

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iridium Communications Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 4, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 4, 2014

Iridium Communications Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$186,342	$254,418
Marketable securities	76,647	-
Accounts receivable, net	54,758	56,135
Inventory	29,532	26,335
Deferred tax assets, net	9,076	21,160
Income tax receivable	685	4,302
Prepaid expenses and other current assets	12,518	4,816
Total current assets	369,558	367,166
Property and equipment, net	1,575,579	1,210,693
Restricted cash	81,223	54,233
Other assets	8,909	2,912
Intangible assets, net	57,452	70,502
Deferred financing costs	130,036	123,796
Goodwill	87,039	87,039
Total assets	$2,309,796	$1,916,341

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,934	$13,834
Accrued expenses and other current liabilities	39,209	26,704
Interest payable	7,989	5,359
Deferred revenue	41,367	42,755
Total current liabilities	101,499	88,652
Accrued satellite operations and maintenance
expense, net of current portion	16,389	17,727
Credit facility	1,039,203	751,787
Deferred tax liabilities, net	202,825	167,821
Other long-term liabilities	10,385	13,796
Total liabilities	1,370,301	1,039,783

Commitments and contingencies

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized,
issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized and
76,690 and 76,461 shares issued and outstanding, respectively	77	76
Additional paid-in capital	801,262	793,511
Retained earnings	138,845	83,328
Accumulated other comprehensive loss, net of taxes	(689)	(357)
Total stockholders' equity	939,495	876,558
Total liabilities and stockholders' equity	$2,309,796	$1,916,341

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Revenue:
Services	$292,092	$273,491	$262,322
Subscriber equipment	73,303	93,866	94,709
Engineering and support services	17,254	16,163	27,276
Total revenue	382,649	383,520	384,307

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	59,346	60,937	71,181
Cost of subscriber equipment	52,062	53,285	54,113
Research and development	11,149	15,525	18,684
Selling, general and administrative	75,218	67,589	65,682
Depreciation and amortization	74,980	81,110	97,646
Total operating expenses	272,755	278,446	307,306

Operating income	109,894	105,074	77,001

Other income (expense):
Interest income, net	2,276	1,072	1,200
Undrawn credit facility fees	(7,708)	(10,232)	(12,524)
Other income (expense), net	6,003	(896)	(96)
Total other income (expense)	571	(10,056)	(11,420)
Income before income taxes	110,465	95,018	65,581
Provision for income taxes	(47,948)	(30,387)	(24,546)
Net income	62,517	64,631	41,035
Series A Preferred Stock dividends	7,000	1,692	-
Net income attributable to common stockholders	$55,517	$62,939	$41,035

Weighted average shares outstanding - basic	76,909	74,239	72,164
Weighted average shares outstanding - diluted	87,511	78,182	73,559
Net income attributable to common stockholders per share - basic	$0.72	$0.85	$0.57
Net income attributable to common stockholders per share - diluted	$0.71	$0.83	$0.56

Comprehensive income:
Net income	$62,517	$64,631	$41,035
Foreign currency translation adjustments	(322)	(132)	(315)
Unrealized loss on marketable securities, net of tax	(10)	-	-
Comprehensive income	$62,185	$64,499	$40,720

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Series A					Accumulated	Accumulated
	Convertible				Additional	Other	Retained	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity

Balance at December 31, 2010	-	$-	70,254	$70	$675,402	$90	$(20,646)	$654,916
Stock-based compensation	-	-	-	-	6,341	-	-	6,341
Stock issued upon exchange of
warrants	-	-	2,946	3	(2)	-	-	1
Stock issued upon exercise of stock
options	-	-	5	-	40	-	-	40
Net income	-	-	-	-	-	-	41,035	41,035
Cumulative translation adjustments	-	-	-	-	-	(315)	-	(315)
Balance at December 31, 2011	-	-	73,205	73	681,781	(225)	20,389	702,018
Stock-based compensation	-	-	-	-	8,150	-	-	8,150
Issuance of Series A Convertible
Preferred Stock	1,000	-	-	-	96,499	-	-	96,499
Stock issued upon exercise of stock
warrants	-	-	1,302	1	9,113	-	-	9,114
Stock issued upon exchange of
warrants and related transaction costs	-	-	1,949	2	(2,075)	-	-	(2,073)
Stock issued upon exercise of stock
options	-	-	5	-	43	-	-	43
Net income	-	-	-	-	-	-	64,631	64,631
Dividends on Series A Preferred Stock	-	-	-	-	-	-	(1,692)	(1,692)
Cumulative translation adjustments	-	-	-	-	-	(132)	-	(132)
Balance at December 31, 2012	1,000	-	76,461	76	793,511	(357)	83,328	876,558
Stock-based compensation	-	-	-	-	7,749	-	-	7,749
Stock issued upon exercise of stock
warrants	-	-	1	-	4	-	-	4
Stock issued upon exercise of stock
options	-	-	228	1	24	-	-	25
Stock withheld to cover employee taxes	-	-	-	-	(26)	-	-	(26)
Net income	-	-	-	-	-	-	62,517	62,517
Dividends on Series A Preferred Stock	-	-	-	-	-	-	(7,000)	(7,000)
Cumulative translation adjustments	-	-	-	-	-	(322)	-	(322)
Unrealized loss on marketable securities,
net of tax	-	-	-	-	-	(10)	-	(10)
Balance at December 31, 2013	1,000	$-	76,690	$77	$801,262	$(689)	$138,845	$939,495

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Cash flows from operating activities:
Net income	$62,517	$64,631	$41,035
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Deferred taxes	47,095	29,549	22,563
Depreciation and amortization	74,980	81,110	97,646
Stock-based compensation	6,715	7,332	5,895
Provision for doubtful accounts	(525)	722	-
Provision for obsolete inventory	1,479	-	-
Loss on equity method investment	3,332	826	-
Amortization of premiums on marketable securities	546	-	-
Realized loss on sale of marketable securities	82	-	-
Gain on disposal of property and equipment	-	-	(13)
Changes in operating assets and liabilities:
Accounts receivable	1,901	561	(7,140)
Inventory	(4,633)	(11,199)	1,577
Prepaid expenses and other current assets	(7,684)	(200)	363
Income tax receivable	3,617	28	6,773
Other assets	(4,328)	364	110
Accounts payable	(5,603)	464	454
Accrued expenses and other current liabilities	9,694	(6,400)	(2,417)
Deferred revenue	5,612	7,310	7,230
Accrued satellite and network operation expense, net
of current portion	(1,338)	(1,338)	(1,337)
Other long-term liabilities	(10,411)	263	10,722
Net cash provided by operating activities	183,048	174,023	183,461

Cash flows from investing activities:
Capital expenditures	(403,547)	(441,654)	(359,404)
Purchases of marketable securities	(126,408)	-	-
Sales and maturities of marketable securities	49,119	-	-
Proceeds from sale of property and equipment	-	-	67
Investment in equity method affiliate	(5,000)	(1,888)	-
Net cash used in investing activities	(485,836)	(443,542)	(359,337)

Cash flows from financing activities:
Borrowings under the Credit Facility	287,416	334,654	274,976
Payment of deferred financing fees	(18,716)	(22,168)	(33,450)
Change in restricted cash - Credit Facility	(26,990)	(27,079)	(27,034)
Payment of note payable	-	-	(22,223)
Proceeds from exercise of warrants	3	9,114	1
Proceeds from exercise of stock options	25	43	40
Tax payment upon settlement of stock awards	(26)	-	-
Payment of warrant exchange transaction costs	-	(2,073)	-
Proceeds from issuance of Series A Preferred
Stock, net of issuance costs	-	96,499	-
Dividends paid	(7,000)	(1,419)	-
Net cash provided by financing activities	234,712	387,571	192,310

Net increase (decrease) in cash and cash equivalents	(68,076)	118,052	16,434
Cash and cash equivalents, beginning of period	254,418	136,366	119,932
Cash and cash equivalents, end of period	$186,342	$254,418	$136,366

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Cash Flows, continued
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Supplemental cash flow information:
Interest paid	$11,255	$6,971	$4,528
Income taxes paid (refunded), net	$(2,920)	$348	$(6,296)

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$10,690	$3,516	$14,409
Interest capitalized but not paid	$7,989	$5,359	$2,979
Capitalized paid-in-kind interest	$25,715	$16,059	$7,012
Capitalized amortization of deferred financing costs	$12,475	$3,896	$-
Stock-based compensation capitalized	$1,034	$819	$446
Contribution of fixed assets to Aireon	$-	$1,353	$-

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$273	$-

See notes to consolidated financial statements

Iridium Communications Inc.
Notes to Consolidated Financial Statements
December 31, 2013

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

As of December 31, 2013 and 2012, the carrying values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities and other obligations) approximate their fair values because of their short-term nature. The fair value of the Company’s investments in money market funds approximates their carrying value; such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheet. The fair value of the Company’s investments in commercial paper and short-term U.S. agency securities with original maturities of less than ninety days approximates their carrying value; such instruments are classified as Level 2 and are included in cash and cash equivalents on the consolidated balance sheet.

The fair value of the Company’s investments in fixed-income debt securities and commercial paper with original maturities of greater than ninety days are obtained using similar investments traded on active securities exchanges and are classified as Level 2.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and receivables. The majority of cash is swept nightly into a money market fund invested in U.S. treasuries, Agency Mortgage Backed Securities and/or U.S. Government guaranteed debt. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains those deposits in federally insured financial institutions in excess of federally insured (FDIC) limits. The Company’s marketable securities are highly-rated corporate and foreign fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. The cash and cash equivalents balance as of December 31, 2012 consisted of cash deposited in money market funds and regular interest bearing and non-interest bearing depository accounts. In 2013, the Company made investments in commercial paper and government-issued debt securities with original maturities within ninety days of purchase. These investments, along with cash deposited in money market funds, regular interest bearing and non-interest bearing depository accounts, are classified as cash and cash equivalents as of December 31, 2013 on the consolidated balance sheet. The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”). As of December 31, 2013 and 2012, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $81.2 million and $54.2 million, respectively.

Marketable Securities

Marketable securities consist of corporate and foreign fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in current assets on the consolidated balance sheet. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the year ended December 31, 2013. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that no other-than-temporary declines in value existed at December 31, 2013. The Company did not have any marketable securities at December 31, 2012.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was $0.5 million and $1.1 million as of December 31, 2013 and 2012, respectively.

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

As of December 31, 2013 and 2012, the Company had deferred approximately $130.0 million and $123.8 million, respectively, of direct and incremental financing costs associated with securing debt financing for Iridium NEXT, the Company’s next-generation satellite constellation.

Capitalized Interest

Interest costs associated with financing the Company’s assets during the construction period of Iridium NEXT have been capitalized. Capitalized interest and interest expense were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Capitalized interest	$52,136	$29,305	$12,825
Interest expense	583	114	42
Total interest	$52,719	$29,419	$12,867

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment to third-party manufacturers and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead (including payroll and payroll-related costs of employees directly involved in bringing inventory to its existing condition, and freight). Inventories are valued using the average cost method and are carried at the lower of cost or market. Accordingly, the Company recorded a $1.5 million expense included within cost of subscriber equipment for excess and obsolete inventory primarily related to Iridium 9505 handset accessories. No similar charge was incurred during 2012.

The Company has manufacturing agreements with two suppliers to manufacture subscriber equipment, one of which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirements since inception. Pursuant to an agreement with the suppliers, the Company may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. The suppliers will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the subscriber equipment.

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the consolidated statements of operations and comprehensive income in a manner consistent with the classification of the recipient’s compensation. Stock-based awards to non-employee consultants are expensed at their fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Classification of stock-based compensation for the years ended December 31, 2013 and 2012 is as follows:
	2013	2012
	(In thousands)
Property and equipment, net	$991	$760
Inventory	43	60
Cost of subscriber equipment	32	157
Cost of services (exclusive of depreciation and amortization)	550	608
Research and development	132	209
Selling, general and administrative	6,001	6,356
Total stock-based compensation	$7,749	$8,150

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

The estimated useful lives of the Company’s satellites are the remaining period of expected use for each satellite. Satellites are depreciated on a straight-line basis through the earlier of the estimated remaining useful life or the date they are expected to be replaced by Iridium NEXT satellites. Based on the current launch schedule, the Company expects Iridium NEXT satellites to begin deployment in 2015, with the final launch expected to occur by mid-2017.

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

During the period covered by this report, the Company lost communication with two of its in-orbit satellites, one in 2012 and one in 2011. As a result, impairment charges of $2.0 million and $3.0 million were recorded within depreciation expense during 2012 and 2011, respectively. The Company had in-orbit spare satellites available to replace the lost satellites. No similar satellite loss occurred during 2013. However, the Company lost communication with an in-orbit satellite during January 2014 and, as a result, an impairment charge of $0.9 million will be recorded within depreciation expense during the first quarter of 2014. The Company does not believe the loss of this satellite in 2014 is an indicator of impairment of the individual satellite or the constellation as of December 31, 2013.

Goodwill and Other Intangible Assets

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Impairment testing for goodwill is performed during the fourth quarter of each annual period or more frequently if indicators of potential impairment exist. Goodwill impairment is determined using a two-step process.  The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed.  To measure the amount of impairment loss, if any, the implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Specifically, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company operates in a single reporting unit and the possibility of impairment is assessed by comparing the carrying amount of the reporting unit to its estimated fair value.  The Company determines the estimated fair value of the reporting unit based on a combination of the market approach using comparable public companies (guideline company method) and the income approach using discounted cash flows. These valuation techniques involve the use of estimates and assumptions.

The most recent annual assessment of goodwill and indefinite-lived assets was performed on October 1, 2013 (the “2013 Analysis”).  The key assumptions used in the 2013 Analysis included: (i) cash flow projections through 2025, which include assumptions relative to forecasted service revenue, equipment revenue, engineering and support service revenue, hosted payload revenue, operating expenses and Iridium NEXT capital expenditures; (ii) a discount rate of 10.0% applied to the cash flow projections, which was based on the weighted average cost of capital adjusted for the risks associated for the business; (iii) selection of comparable companies used in the market approach; (iv) assumptions in weighting the results of the income approach and the market approach valuation techniques; and (v) expected distributions from Aireon. Based on the results of the first step of the 2013 Analysis, the estimated fair value of the reporting unit exceeded the carrying value.  As such, the second step of the goodwill impairment test was not required and no impairment charge was recorded during the period.  In future periods, if actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to our results of operations.

Intangible Assets Not Subject to Amortization

A portion of the Company’s intangible assets are spectrum, regulatory authorizations, and trade names which are indefinite-lived intangible assets. The Company reevaluates the useful life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company tests its indefinite-lived intangible assets for potential impairment annually in the fourth quarter or more frequently if indicators of impairment exist. If the fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized. Based on the results of the 2013 Analysis, the fair value of the indefinite-lived assets was greater than the carrying value. As such, no impairment charge was recorded during the period.

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

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”), and Motorola Solutions, Inc. (“Motorola Solutions”) has the right to require the de-orbit of the Company’s satellite constellation. One such right the U.S. government holds is to require the Company to de-orbit the satellite constellation if more than four satellites have insufficient fuel to execute a 12-month de-orbit, as is currently the case. In the event the Company was required to effect a mass de-orbit, pursuant to the amended and restated operations and maintenance agreement (the “O&M Agreement”) by and between the Company’s indirect wholly owned subsidiary, Iridium Constellation LLC (“Iridium Constellation”), and Boeing, the Company would be required to pay Boeing $17.6 million, plus an amount equivalent to the premium for de-orbit insurance coverage ($2.5 million as of December 31, 2013). The Company has concluded that each of the foregoing de-orbit rights meets the definition of an asset retirement obligation. However, the Company currently does not believe the U.S. government, Boeing or Motorola Solutions will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote and has recorded an asset retirement obligation with respect to the potential mass de-orbit of approximately $0.2 million at December 31, 2013, which is included in other long-term liabilities on the accompanying consolidated balance sheet.

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

Contracts with multiple elements

At times, the Company sells services and equipment through multi-element arrangements that bundle equipment, airtime and other services. For multi-element revenue arrangements when the Company sells services and equipment in bundled arrangements that include guaranteed minimum orders and determines that it has separate units of accounting, the Company allocates the bundled contract price among the various contract deliverables based on each deliverable’s relative selling price. The selling price used for each deliverable is based on vendor-specific objective evidence when available, third-party evidence when vendor-specific objective evidence is not available, or the estimated selling price when neither vendor-specific evidence nor third party evidence is available. The Company determines vendor-specific objective evidence of selling price by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. When the Company determines the elements are not separate units of accounting, the Company recognizes revenue on a combined basis as the last element is delivered.

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

Services sold to the U.S. government

The Company provides airtime and airtime support to U.S. government and other authorized customers pursuant to the Enhanced Mobile Satellite Services (“EMSS”) contract managed by the Defense Information Systems Agency (“DISA”). The EMSS contract, entered into in April 2008, provided for a one-year base term and four additional one-year options which were exercised at the election of the U.S. government. Under the terms of this contract, the Company provided airtime to U.S. government subscribers through (i) fixed monthly fees on a per-user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services, (iii) a tiered pricing plan (based on usage) per device for data services, (iv) fixed monthly fees on a per-user basis for unlimited beyond-line-of-sight push-to-talk voice services to user-defined groups (“Netted Iridium”), and (v) a monthly fee for active user-defined groups using Netted Iridium. Revenue related to these services was recognized ratably over the periods in which the services were provided, and the related costs were expensed as incurred.    After the exercise of all available optional contract extensions, the EMSS contract as signed in April 2008 expired in October of 2013.

Effective October 22, 2013, the Company executed a new five-year EMSS contract. Under the terms of this new agreement, authorized customers will continue to utilize airtime services, provided through the U.S. Department of Defense’s (“DoD”) dedicated gateway.  These services will include unlimited global secure and unsecure voice, low and high-speed data, paging, and Netted Iridium services for an unlimited number of DoD and other federal subscribers.  The fixed-price rates in each of the five contract years, which run from October 22 through the following October 21 of each year, are $64 million and $72 million in years one and two, respectively, and $88 million in each of the years three through five. Under this contract, revenue is driven from the fixed-price contract with unlimited subscribers, and is recognized on a straight-line basis over each contractual year.

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

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying consolidated statements of operations and comprehensive income. The Company recorded an increase of $6.9 million for the warranty provision for the year ended December 31, 2013 compared to the prior year, primarily due to higher warranty claims and other warranty-related initiatives for the Iridium Pilot® terminals. During 2012, the Company identified production deficiencies related to the Iridium Extreme satellite handset; a reserve for the remediation of these deficiencies contributed $1.2 million to the warranty provision during 2012.

Changes in the warranty reserve for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(In thousands)
Balance at beginning of the period	$4,050	$4,101
Provision	11,690	4,795
Utilization	(6,887)	(4,846)
Balance at end of the period	$8,853	$4,050

Research and Development

Research and development costs are charged to expense in the period in which they are incurred.

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $0.5 million for each of the years ended December 31, 2013 and 2012, and $0.6 million for the year ended 2011.

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

Net Income Per Share

The Company calculates basic net income per share by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options and stock purchase warrants, is computed using the treasury stock method. The effect of potential dilutive common shares from the conversion of the outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. The Company’s unvested RSUs contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The calculation of basic and diluted net income per share excludes net income attributable to the unvested RSUs from the numerator and excludes the impact of unvested RSUs from the denominator.

3. Cash and Cash Equivalents and Marketable Securities

Cash and Cash Equivalents

The following table summarizes the Company’s cash and cash equivalents as of December 31, 2013 and 2012:

			Recurring Fair
	2013	2012	Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$86,074	$166,326
Money market funds	88,769	88,092	Level 1
Commercial paper	11,499	-	Level 2
Total Cash and cash equivalents	$186,342	$254,418

Marketable Securities

The following table summarizes the Company’s marketable securities as of December 31, 2013:

		Recurring Fair
	2013	Value Measurement
	(in thousands)
Marketable securities:
Fixed-income debt securities	$57,032	Level 2
Commercial paper	19,615	Level 2
Total Marketable securities	$76,647

The Company did not have any marketable securities at December 31, 2012.

As of December 31, 2013, all investments in fixed income securities with original maturities in excess of three months are included in marketable securities on the consolidated balance sheet. The following table presents the contractual maturities of the fixed income debt securities and commercial paper held as of December 31, 2013:

	Amortized	Gross Unrealized	Estimated
	Cost	Loss	Fair Value
	(in thousands)
Fixed-income debt securities:
Mature within one year	$3,004	$-	$3,004
Mature after one year and within three years	54,044	(16)	54,028
Commercial paper:
Mature within one year	19,615	-	19,615
Total	$76,663	$(16)	$76,647

The Company’s gross and net-of-tax unrealized loss on marketable securities for the year ended December 31, 2013 was approximately $16,000 and $10,000, respectively. The change in unrealized loss on marketable securities, net of tax, is included within comprehensive income on the consolidated statements of operations and comprehensive income.

4. Equity Instruments

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

The Company may redeem each of the $11.50 Warrants at a price of $0.01 upon 30 days prior notice, provided that the warrants are exercisable and the registration statement covering the common stock issuable upon exercise of the warrants remains effective and available.  In addition, redemption can only be made if the closing price of the common stock is at least $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If the registration statement is not still effective at the time of exercise, the holders of the $11.50 Warrants will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $11.50 Warrants may expire unexercised and unredeemed. The number of shares of common stock issuable upon the exercise of each $11.50 Warrant is subject to adjustment from time to time upon the occurrence of specified events. The $11.50 Warrants expire in February 2015.

During 2011, the Company entered into several private transactions to exchange shares of its common stock for outstanding $11.50 Warrants. As a result of these transactions, the Company issued an aggregate of 1,643,453 shares of its common stock in exchange for an aggregate of 8,167,541 of the $11.50 Warrants.

During 2011, the Company initiated and completed a tender offer to exchange outstanding $11.50 Warrants for shares of its common stock (the “2011 Tender Offer”). As a result of the 2011 Tender Offer, the Company issued an aggregate of 1,303,267 shares of its common stock in exchange for an aggregate of 5,923,963 of the $11.50 Warrants. As of December 31, 2013, 277,021 of the $11.50 Warrants remained outstanding.

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

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $100 liquidation preference per share (equivalent to an annual rate of $7.00 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up. Holders of Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series A Preferred Stock may convert some or all of their outstanding Series A Preferred Stock initially at a conversion rate of 10.6022 shares of common stock per $100 liquidation preference, which is equivalent to an initial conversion price of approximately $9.43 per share of common stock (subject to adjustment in certain events). Except as otherwise provided, the Series A Preferred Stock is convertible only into shares of the Company’s common stock. In 2013 and 2012, the Company paid $7.0 million and $1.4 million, respectively, in cash dividends to the holders of Series A Preferred Stock. As of December 31, 2013, holders of the Series A Preferred Stock have accrued $0.3 million in cash dividends which is included within accrued expenses and other current liabilities on the consolidated balance sheet. On February 24, 2014, the Company declared dividends of $1.75 million payable on March 17, 2014 to holders of the Series A Preferred Stock as of March 1, 2014.

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

•      Tranche B – LIBOR plus 0.55%.

For the years ended December 31, 2013, 2012 and 2011, the Company incurred total interest of $39.6 million, $25.5 million and $11.9 million, respectively, of which $27.5 million, $17.8 million and $8.3 million, respectively, is payable via a deemed loan and the remainder is payable in cash on the scheduled semi-annual payment dates.

In connection with each draw it makes under the Credit Facility, the Company also borrows an amount equal to 6.49% of such draw to cover the premium for the COFACE policy. The Company also pays a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility.

Funds drawn under the Credit Facility will be used for (i) 85% of the costs under a fixed price full scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and manufacture of satellites for Iridium NEXT (ii) the premium for the COFACE policy, and (iii) the payment of a portion of interest during a part of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, interest will be paid on the same date as the principal repayments. Interest expense incurred during the year ended December 31, 2013 was $39.6 million. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the assets; accordingly, the Company capitalized $39.6 million related to interest incurred throughout the year. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $39.6 million in interest incurred during the year ended December 31, 2013 consisted of $12.1 million payable in cash, of which $9.7 million was paid during the year and $2.4 million was accrued at year end, and $27.5 million payable by deemed loans, of which $22.0 million was paid during the year and $5.5 million was accrued at year end. Total interest payable associated with the Credit Facility was $8.0 million and $5.4 million and is included in interest payable in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had borrowed a total of $1,039.2 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2013 was $760.8 million. Under the terms of the Credit Facility, the Company is required to maintain a minimum cash reserve for debt service of $81.0 million as of December 31, 2013, which is classified as restricted cash on the accompanying consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to be in 2017. The Company recognized the semi-annual commitment fee on the undrawn portion of the Credit Facility of $7.7 million and $10.2 million for the years ended December 31, 2013 and 2012, respectively.

The Credit Facility will mature seven years after the start of the repayment period. In addition, the Company is required to maintain minimum debt service reserve levels, which are estimated as follows:

At December 31,	Amount
(in millions)
2014	$108
2015	135
2016	162
2017	189

These levels may be higher once the Company begins repayment under the Credit Facility. Obligations under the Credit Facility are secured on a senior basis by a lien on substantially all of the Company’s assets. In addition to the minimum debt service levels, financial covenants under the Credit Facility include:

⋅	an available cash balance of at least $25 million;

⋅
a debt-to-equity ratio, which is calculated as the ratio of total net debt to the aggregate of total net debt and total stockholders’ equity, of no more than 0.7 to 1, measured each June 30 and December 31;

⋅	specified maximum levels of annual capital expenditures (excluding expenditures on the construction of Iridium NEXT satellites) through the year ending December 31, 2024;

⋅
specified minimum consolidated operational earnings before interest, taxes, depreciation and amortization, or operational EBITDA, levels for the 12-month periods ending each December 31 and June 30 through June 30, 2017;

⋅
specified minimum cash flow requirements from customers who have hosted payloads on the Company’s satellites during the 12-month periods ending each December 31 and June 30, beginning December 31, 2014 and ending on June 30, 2017;

⋅	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5; and

⋅
specified maximum leverage levels during the repayment period that decline from a ratio of 4.75 to 1 for the twelve months ending June 30, 2017 to a ratio of 2.5 to 1 for the twelve months ending June 30, 2025.

Available cash balance, as defined by the Credit Facility, was $204.0 million and $254.4 million as of December 31, 2013 and 2012, respectively. The Company’s debt-to-equity ratio was 0.48 to 1 and 0.36 to 1 as of December 31, 2013 and 2012, respectively. The Company was also in compliance with the operational EBITDA and annual capital expenditure covenants set forth above as of December 31, 2013.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which the Company refers to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which the Company’s capital expenditures exceed, or the Company’s operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, the Company would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2013, the Company had available cure amount of $0.7 million, though it was not required to maintain compliance with the covenants.  The available cure amount, due to the complexity of its calculation, has fluctuated significantly from one measurement period to the next, and the Company expects that it will continue to do so.

The covenants also place limitations on the Company’s ability and that of its subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into transactions with affiliates, fund payments under the FSD with Thales from its own resources, incur additional indebtedness, or make loans, guarantees or indemnities.  If the Company is not in compliance with the financial covenants under the Credit Facility, after any opportunity to cure such non-compliance, or the Company otherwise experiences an event of default under the Credit Facility, the lenders may require repayment in full of all principal and interest outstanding under the Credit Facility. It is unlikely the Company would have adequate funds to repay such amounts prior to the scheduled maturity of the Credit Facility. If the Company fails to repay such amounts, the lenders may foreclose on the assets the Company has pledged under the Credit Facility, which include substantially all of its assets and those of its domestic subsidiaries.

 In August 2012, the Company entered into a supplemental agreement (the “Supplemental Agreement”) with the lenders under the Credit Facility. The Supplemental Agreement amended and restated the Credit Facility. The Supplemental Agreement authorizes the Company to fund and operate Aireon LLC (“Aireon”) for the purpose of establishing a space-based automatic dependent surveillance-broadcast (“ADS-B”) business for global aviation monitoring. Specifically, the Supplemental Agreement excludes Aireon from the group of companies (the Company and its material subsidiaries) that are obligors under the Credit Facility and from the Company’s consolidated financial results for purposes of calculating compliance with the financial covenants. The Supplemental Agreement allows the Company to make a $12.5 million investment in Aireon, all of which was contributed as of December 31, 2013. Additionally, the Supplemental Agreement allows the Company to make the injection of up to $10 million worth of airtime credits into Aireon, if needed, as provided for in the agreement between Aireon and Harris Corporation for the manufacture of the Aireon payload, and an additional investment of up to $15 million raised from issuances of the Company’s common equity. The Supplemental Agreement requires the Company to use any net distributions received from Aireon to repay the debt under the Credit Facility and to issue the lenders a security interest in the Company’s ownership interest in Aireon.

The Supplemental Agreement also includes revised financial covenant levels to reflect changes in timing of expected receipts of cash flows from hosted payloads and other changing business conditions and revised launch and backup launch requirements. The amendment to the Credit Facility does not modify the principal amount, interest rates, repayment dates, or maturity of the Credit Facility. The Supplemental Agreement required the Company to raise $100 million through a combination of the issuance of convertible preferred or common equity and warrant exercises by April 30, 2013. The Company satisfied this requirement primarily through the sale of its Series A Preferred Stock. The Company also received $9.1 million from the exercise of warrants during 2012.

While the Company believes that liquidity sources will provide sufficient funds for the Company to meet its liquidity requirements for at least the next twelve months, the Company expects to need modifications to the Credit Facility for some financial covenants with measurement dates beyond the next twelve months. In addition, developments in the business during the period covered by this report, including the recent slowdown in the Company’s handset business and higher projected warranty claims on the Iridium Pilot terminals and the related impact on our maritime revenues, have reduced the Company’s estimates for operational EBITDA for the twelve months ending June 30, 2014 and December 31, 2014. Further, the Company now anticipates that payment of hosted payload fees from Aireon will be later than previously expected when the Company amended the Credit Facility in August 2012. To remove any uncertainty regarding covenant compliance while the Company negotiates the modifications to the Credit Facility, the Company requested and received a waiver from the Credit Facility lenders, providing the Company with additional headroom on the operational EBITDA covenant for the twelve months ended December 31, 2013 and the twelve months ending June 30, 2014 and December 31, 2014 and waiving the hosted payload cash flow covenant for the twelve months ending December 31, 2014. As of December 31, 2013, including the applicable waiver, the Company was in compliance with all financial covenants.

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

The O&M Agreement incorporates a de-orbit plan, which, if exercised, would cost approximately $17.6 million plus an amount equivalent to the premium of the de-orbit insurance coverage to be paid to Boeing in the event of a mass de-orbit of the satellite constellation. On July 21, 2010, the Company and Boeing entered into an agreement pursuant to which Boeing will operate and maintain Iridium NEXT (the “NEXT Support Services Agreement”). Boeing will provide these services on a time-and-materials fee basis. The term of the NEXT Support Services Agreement runs concurrently with the estimated useful life of the Iridium NEXT constellation. The Company is entitled to terminate the agreement for convenience and without cause commencing in 2019.

The Company incurred expenses of $30.1 million, $31.9 million, and $34.3 million relating to satellite operations and maintenance costs for the years ended December 31, 2013, 2012 and 2011, respectively, included in cost of services (exclusive of depreciation and amortization) in the consolidated statements of operations and comprehensive income.

7. Property and Equipment

Property and equipment consisted of the following at December 31:

	2013	2012
	(In thousands)
Satellite system	$337,677	$337,677
Ground system	41,247	16,751
Equipment	25,019	22,272
Internally developed software and purchased software	68,141	56,750
Building and leasehold improvements	28,063	28,070
	500,147	461,520
Less: accumulated depreciation	(296,716)	(240,186)
	203,431	221,334
Land	8,037	8,037
Construction in process:
Iridium NEXT systems under construction	1,341,148	972,908
Other construction in process	22,963	8,414
Total property and equipment, net of accumulated depreciation	$1,575,579	$1,210,693

Other construction in process consisted of the following at December 31:

	2013	2012
	(In thousands)
Internally developed software	$17,582	$7,390
Equipment	4,204	843
Ground system	1,177	181
Total other construction in process	$22,963	$8,414

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $62.0 million, $68.1 million, and $84.6 million, respectively.

8. Intangible Assets

The Company has identifiable intangible assets as follows:

	December 31, 2013
	Useful	Gross	Accumulated	Net
	Lives	Carrying Value	Amortization	Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$-	$21,195
Spectrum and licenses	Indefinite	14,030	-	14,030
Total		35,225	-	35,225
Definite life intangible assets:
Customer relationships - government	5 years	20,355	(17,301)	3,054
Customer relationships - commercial	5 years	33,052	(28,094)	4,958
Core developed technology	5 years	4,842	(4,116)	726
Intellectual property	16.5 years (1)	16,439	(3,253)	13,186
Software	5 years	2,025	(1,722)	303
Total		76,713	(54,486)	22,227
Total intangible assets		$111,938	$(54,486)	$57,452

	December 31, 2012
	Useful	Gross	Accumulated	Net
	Lives	Carrying Value	Amortization	Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$-	$21,195
Spectrum and licenses	Indefinite	14,030	-	14,030
Total		35,225	-	35,225
Definite life intangible assets:
Customer relationships - government	5 years	20,355	(13,230)	7,125
Customer relationships - commercial	5 years	33,052	(21,484)	11,568
Core developed technology	5 years	4,842	(3,147)	1,695
Intellectual property	16.5 years (1)	16,439	(2,258)	14,181
Software	5 years	2,025	(1,317)	708
Total		76,713	(41,436)	35,277
Total intangible assets		$111,938	$(41,436)	$70,502

(1)	Intellectual property is allocated over the estimated useful life of the existing satellite systems and Iridium NEXT, which averages to 16.5 years.

The weighted average amortization period of intangible assets is 7.5 years. Amortization expense was $13.0 million for each of the three years ended December 31, 2013, 2012 and 2011.

Future amortization expense with respect to intangible assets existing at December 31, 2013, by year and in the aggregate, is as follows:

Year ending December 31,	Amount
(In thousands)
2014	$10,036
2015	995
2016	995
2017	995
2018	995
Thereafter	8,211
Total estimated future amortization expense	$22,227

9. Commitments and Contingencies

Thales

In June 2010, the Company executed a primarily fixed-price FSD contract with Thales for the design and build of satellites for Iridium NEXT, the Company’s next-generation satellite constellation. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend into the fourth quarter of 2017. As of December 31, 2013, the Company had made aggregate payments of $1,091.6 million to Thales, including $927.1 million from borrowings under the Credit Facility, which are capitalized as construction in progress within property and equipment, net, in the accompanying consolidated balance sheet. The Company’s obligations to Thales that are currently scheduled for the years ending December 31, 2014, 2015, 2016 and 2017, are in the amounts of $458.8 million, $344.1 million, $200.0 million and $166.7 million, respectively.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). In August 2012, the Company entered into an amendment to the SpaceX Agreement (the “SpaceX Amendment”). The SpaceX Amendment reduced the number of contracted launches and increased the number of satellites to be carried on each launch vehicle. The maximum price under the SpaceX Amendment is $453.1 million. As of December 31, 2013, the Company had made aggregate payments of $69.7 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheet. The Company's obligations to SpaceX under the SpaceX Amendment for the years ending December 31, 2014, 2015, 2016 and 2017 are in the amounts of $83.5 million, $169.1 million, $109.0 million and $21.8 million, respectively.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”), which the Company subsequently amended three times. The Kosmotras Agreement, as amended, provides for the purchase of up to six dedicated launches, for a total of approximately $184.3 million, and six additional launch options. Each launch can carry two satellites. In June 2013, the Company exercised an option for one dedicated launch to carry the first two Iridium NEXT satellites.  The total cost under the contract for this single launch will be $51.8 million. As of December 31, 2013, the Company had made aggregate payments of $18.3 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheet. The option to purchase three dedicated launches expired as of December 31, 2013; the option to purchase the remaining two dedicated launches expires March 31, 2014. The Company’s obligations to Kosmotras for the single launch purchased under the Kosmotras Agreement for the years ending December 31, 2014 and 2015 are $25.3 million and $8.2 million, respectively.

Supplier Purchase Commitments

The Company has a manufacturing agreement with two suppliers to manufacture subscriber equipment, one of which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, the Company may be required to purchase certain materials if the materials are not used in production within the periods specified in the agreement. The supplier will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of December 31, 2013 and 2012, the Company had $2.4 million and $1.4 million, respectively, of such materials and the amounts were included in inventory on the accompanying consolidated balance sheets.

Unconditional purchase obligations are $147.8 million, which include the Company’s commitments with Boeing on the existing satellite system, an agreement with a supplier for the manufacturing of the Company’s devices and various commitments with other vendors. Unconditional purchase obligations scheduled for the years ending December 31, 2014, 2015, 2016, and 2017 are in the amounts of $55.3 million, $36.5 million, $37.1 million, and $18.9 million, respectively.

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

The current policy has a renewable one-year term, which is scheduled to expire on December 8, 2014. The policy coverage is separated into Sections A, B, and C.

Section A coverage is currently in effect and covers product liability over Motorola’s position as manufacturer of the satellites. Liability limits for claims under Section A are $1.0 billion per occurrence and in the aggregate. There is no deductible for claims.

Section B coverage is currently in effect and covers risks in connection with in-orbit satellites. Liability limits for claims under Section B are $500 million per occurrence and in the aggregate for space vehicle liability and $500 million and $1.0 billion per occurrence and in the aggregate, respectively, with respect to de-orbiting. The balance of the unamortized premium payment for Sections A and B coverage as of December 31, 2013 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The deductible for claims under Section B is $250,000 per occurrence.

Section C coverage is effective once requested by the Company (the “Attachment Date”) and covers risks in connection with a decommissioning of the satellite system. Liability limits for claims under Section C are $500 million and $1.0 billion per occurrence and in the aggregate, respectively. The term of the coverage under Section C is 12 months from the Attachment Date. The premium for Section C coverage is $2.5 million and is payable on or before the Attachment Date. As of December 31, 2013, the Company had not requested Section C coverage since no decommissioning activities are currently anticipated. The deductible for claims under Section C is $250,000 per occurrence.

Operating Leases

The Company leases land, office space, and office and computer equipment under noncancelable operating lease agreements. Most of the leases contain renewal options of 1 to 10 years. The Company’s obligations under the current terms of these leases extend through 2024.

Additionally, several of the Company’s leases contain clauses for rent escalation including, but not limited to, a pro-rata share of increased operating and real estate tax expenses. Rent expense is recognized on a straight-line basis over the lease term. The Company leases facilities located in Chandler, Arizona; Tempe, Arizona; McLean, Virginia; Canada; Russia; and Norway. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases at December 31, 2013, are as follows:

Operating
Year ending December 31,	Leases
(In thousands)
2014	$2,702
2015	2,867
2016	2,291
2017	2,239
2018	2,302
Thereafter	7,402
Total	$19,803

Rent expense for the years ended December 31, 2013, 2012, and 2011 was $3.2 million, $3.2 million, and $3.0 million, respectively.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

10. Stock-Based Compensation

During 2012, the Company’s stockholders approved a stock incentive plan (the “2012 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of December 31, 2013, 13,416,019 shares of common stock were authorized for issuance as awards under the 2012 Stock Incentive Plan.

Stock Option Awards

The stock option awards granted to employees generally (i) have a term of ten years, (ii) vest over a four-year period with 25% vesting after the first year of service and ratably on a quarterly basis thereafter, (iii) are contingent upon employment on the vesting date, and (iv) have an exercise price equal to the fair value of the underlying shares at the date of grant. The stock option awards granted to the Company’s board of directors generally (i) represent a portion of their annual compensation, (ii) have a term of ten years, (iii) vest over the calendar year with 25% vesting on the last day of each calendar quarter, (iv) are contingent upon continued service on the vesting date, and (v) have an exercise price equal to the fair value of the underlying shares at the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility for options granted was based on the actual historical volatility of the Company’s stock price. The expected term of the award was calculated using the simplified method as the Company currently does not have sufficient experience of its own option exercise patterns. The Company does not anticipate paying dividends during the expected term of the grants; therefore, the dividend rate was assumed to be zero. The risk-free interest rate assumed is based upon U.S. Treasury Bond interest rates with similar terms at similar dates. To the extent the Company’s actual forfeiture rate is different from its estimate of forfeitures, the stock-based compensation may differ in future periods.

The stock options granted to consultants are generally subject to service vesting and vest quarterly over a two-year service period. The fair value of the consultant options is the then-current fair value attributable to the vesting portions of the awards, calculated using the Black-Scholes option pricing model.

Assumptions used in determining the fair value of the Company’s options were as follows:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	41% - 42%	42% - 45%	40% - 45%
Expected term (years)	3.00 - 6.25	5.50 - 6.25	5.50 - 6.25
Expected dividends	0%	0%	0%
Risk free interest rate	0.58% - 1.93%	0.78% - 1.17%	1.16% - 2.65%

During 2013, the Company granted approximately 1.2 million and less than 0.1 million stock options to its employees and non-employee consultants, respectively. The estimated aggregate grant-date fair values of the stock options granted to employees and non-employee consultants during 2013 was $3.2 million and $0.1 million, respectively.

Certain members of the Company’s board of directors elected to receive a portion of their 2013 annual compensation in the form of stock options. During 2013, the Company granted approximately 0.1 million stock options to its directors as a result of these elections. These options were granted in January 2013 and vested through the end of 2013, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the options granted to directors during 2013 was $0.2 million.

A summary of the activity of the Company’s stock options as of December 31, 2013 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value
	(In thousands, except years and per share data)
Options outstanding at January 1, 2013	5,431	$8.30
Granted	1,339	$6.31
Cancelled or expired	(340)	$8.62
Exercised	(4)	$6.54
Forfeited	(243)	$7.31
Options outstanding at December 31, 2013	6,183	$7.89	7.05	$140
Options vested and exercisable at December 31, 2013	3,918	$8.36	6.24	$-
Options exercisable and expected to vest at December 31, 2013	6,142	$7.90	7.04	$136

The Company recognized $6.0 million, $6.0 million, and $5.6 million of stock-based compensation expense related to these options in the years ended December 31, 2013, 2012 and 2011, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 were $2.60, $3.31, and $3.69 per share, respectively.

As of December 31, 2013, the total unrecognized cost related to non-vested options was approximately $5.7 million. This cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of the shares vested during the years ended December 31, 2013, 2012 and 2011 was approximately $6.3 million, $6.7 million, and $4.6 million, respectively.

Restricted Stock Unit Awards

In 2013, the Company granted approximately 0.5 million service-based RSUs and 0.2 million performance-based RSUs to its employees. Employee service-based RSUs generally vest over a four-year service period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. Employee performance-based RSUs were awarded to the Company’s executives. Vesting of the performance-based RSUs is dependent upon the Company’s achievement of certain performance goals over a two-year measurement period. The number of performance-based RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. Provided that the Company achieves the performance goals, 50% of the RSUs will vest after two years and the remaining 50% after the third year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. During the fourth quarter of 2013, the Company analyzed the performance targets associated with the performance-based RSUs granted in both 2012 and 2013.  Based on this analysis, the Company determined that achievement of the performance targets was no longer probable and accordingly reversed the $1.3 million of previously recorded stock-based compensation expense associated with the performance RSUs. The estimated aggregate grant-date fair values of the service-based RSUs and performance-based RSUs granted to employees during 2013 were $3.2 million and $1.4 million, respectively.

Certain members of the Company’s board of directors elected to receive a portion of their 2013 annual compensation in the form of RSUs. During 2013, the Company granted approximately 0.1 million RSUs to its directors as a result of these elections. These RSUs were granted in January 2013 and vested through the end of 2013, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the RSUs granted to directors during 2013 was $0.8 million.

A summary of the Company’s activity for the year ended December 31, 2013 for outstanding RSUs is as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	RSUs	Per RSU
	(In thousands)
Outstanding at January 1, 2013	1,007	$7.60
Granted	863	$6.18
Forfeited	(310)	$7.25
Released	(254)	$7.56
Outstanding at December 31, 2013	1,306	$6.76
Vested at December 31, 2013	346

A summary of the Company’s activity for the year ended December 31, 2013 for unvested RSUs is as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	RSUs	Per RSU
	(In thousands)
Non-vested at January 1, 2013	740	$7.56
Granted	863	$6.18
Vested	(333)	$7.34
Forfeited	(310)	$7.25
Non-vested at December 31, 2013	960	$6.50

The Company recognized $1.7 million, $2.1 million, and $0.7 million of stock-based compensation expense related to these RSUs in the years ended December 31, 2013, 2012, and 2011, respectively.

11. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communications services and products.

The Company derived approximately 19%, 20%, and 23% of its total revenue in the years ended December 31, 2013, 2012 and 2011, respectively, and approximately 34% and 25% of its accounts receivable balance at December 31, 2013 and 2012, respectively, from prime contracts or subcontracts with agencies of the U.S. government. The two largest commercial customers accounted for approximately 16%, 20%, and 21% of the Company’s total revenue for the years ended December 31, 2013, 2012 and 2011, respectively, and represented approximately 15% and 13% of the Company’s total accounts receivable balance as of December 31, 2013 and 2012, respectively. Another single large commercial customer represented approximately 15% and 13% of the Company’s receivable balance at December 31, 2013 and 2012, respectively.

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

Net property and equipment by geographic area was as follows as of December 31:

	2013	2012

	(In thousands)
United States	$118,011	$94,017
Satellites in orbit	96,231	137,720
Iridium NEXT systems under construction	1,341,148	972,908
All others (1)	20,189	6,048
Total	$1,575,579	$1,210,693

(1)             No one other country represented more than 10% of property and equipment, net.

Revenue by geographic area was as follows for the years ended December 31:

	2013	2012	2011

	(In thousands)
United States	$175,054	$178,145	$176,043
Canada	49,541	53,279	52,419
United Kingdom	37,421	42,706	48,886
Other countries (1)	120,633	109,390	106,959
Total	$382,649	$383,520	$384,307

 (1)                 No one other country represented more than 10% of revenue.

Revenue is attributed to geographic area based on the billing address of the distributor. Service location and the billing address are often not the same. The Company’s distributors sell services directly or indirectly to end users, who may be located or use the Company’s products and services elsewhere. The Company cannot provide the geographical distribution of end users because it does not contract directly with them. The Company does not have significant foreign exchange risk on sales, as invoices are generally denominated in U.S. dollars.

12. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ compensation. Company-matching contributions to the Plan were $1.2 million for the years ended December 31, 2013 and 2012 and $1.1 million for the year ended December 31, 2011. The Company pays all administrative fees related to the Plan.

13. Income Taxes

U.S. and foreign components of income before income taxes are presented below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
U.S. income	$111,685	$94,719	$65,272
Foreign income (loss)	(1,220)	299	309
Total income before income taxes	$110,465	$95,018	$65,581

The components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current taxes:
Federal provision (benefit)	$(12)	$(47)	$82
State provision	7	96	816
Foreign provision	723	849	567
Total current tax provision	718	898	1,465
Deferred taxes:
Federal provision	39,041	30,014	21,089
State provision (benefit)	8,240	(610)	1,995
Foreign provision (benefit)	(51)	85	(3)
Total deferred tax provision	47,230	29,489	23,081
Total income tax provision	$47,948	$30,387	$24,546

In 2011 and 2012, Arizona enacted tax law changes resulting in a benefit to the Company’s net deferred tax expense.  Due to the size and nature of the Company’s operations in Arizona, such changes have a significant impact on the tax provision in a given period.  As a result of these law changes, the Company’s deferred tax expense was reduced by approximately $4.0 million, $9.5 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

A reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
U.S. federal statutory tax rate	$38,668	$33,256	$22,955
State taxes, net of federal benefit	9,048	3,837	2,561
State tax valuation allowance	3,151	1,943	-
Arizona tax law change	(3,975)	(9,524)	(3,126)
Other nondeductible expenses	1,185	414	854
Liability for uncertain tax positions	(146)	(45)	704
Tax credits and other adjustments	(849)	223	784
Foreign taxes and other items	866	283	(186)
Total income tax provision	$47,948	$30,387	$24,546

The components of deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
	(In thousands)
Deferred tax assets
Long-term contracts	$33,988	$22,894
Deferred revenue	4,086	6,212
Federal, state and foreign net operating loss carryforwards and tax credits	133,190	122,948
Other	21,571	19,551
Total deferred tax assets	192,835	171,605
Valuation allowance	(6,567)	(2,200)
Net deferred tax assets	$186,268	$169,405

Deferred tax liabilities
Fixed assets and intangibles	$(58,220)	$(58,930)
Research and development expenditures	(318,340)	(254,312)
Other	(3,457)	(2,824)
Total deferred tax liabilities	$(380,017)	$(316,066)

Net deferred income tax liabilities	$(193,749)	$(146,661)

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

As of December 31, 2013, the Company had deferred tax assets related to cumulative U.S. and state net operating loss carryforwards of approximately $333.5 million. These net operating loss carryforwards, if unutilized, will expire in various amounts from 2015 through 2033. The Company believes that the U.S. federal net operating losses will be utilized before the expiration dates and as such no valuation allowance has been established for these deferred tax assets. The Company does not expect to fully utilize all of its state net operating losses within the respective carryforward periods. As such, the Company has increased its state net operating loss valuation allowance by $3.1  million for the year ended December 31, 2013. As of December 31, 2013, the Company had deferred tax assets related to the foreign net operating loss carryforwards of approximately $0.7 million in various jurisdictions that begin to expire in 2016. The Company also does not expect to fully utilize its foreign net operating losses within the respective carryforward periods.  As such, the Company has increased its foreign net operating loss valuation allowance by $0.2 million for the year ended December 31, 2013. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of alternative minimum taxes, changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

As of December 31, 2013, the Company had approximately $3.2 million of deferred tax assets related to research and development tax credits that expire in various amounts from 2028 through 2033, $1.7 million of foreign tax credits which expire in various amounts from 2020 through 2023, and $1.3 million of deferred tax assets related to Alternative Minimum Tax credits which do not expire. The Company believes that the research and development credits will be fully utilized within the carryforward period. However, the Company does not expect to utilize all of its foreign tax credits within the respective carryforward periods. As such, the Company has increased its valuation allowance by $1.0 million for the year ended December 31, 2013.

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

The amount of uncertain tax positions if recognized at December 31, 2013 was $1.3 million, as compared to $1.4 million at December 31, 2012. It is reasonably possible that $0.4 million of the unrecognized tax benefit reflected at December 31, 2013 may reverse in the next 12 months as the Company reassesses its filing positions in various foreign jurisdictions. Any changes are not anticipated to have significant impact on the results of operations, financial position or cash flows of the Company. All of the Company’s uncertain tax positions, if recognized, would affect its income tax expense.

The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2013 and 2012, potential interest and penalties on unrecognized tax benefits were not significant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete.  Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending.  The Company’s corporate U.S. federal and state tax returns from 2009 to 2012 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2007 to 2012 remain subject to examination by tax authorities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	2013	2012
	(In thousands)
Balance at January 1,	$1,405	$1,450
Change attributable to tax positions taken in a prior period	54	38
Change attributable to tax positions taken in the current period	7	7
Decrease attributable to lapse of statute of limitations	(207)	(90)
Balance at December 31,	$1,259	$1,405

14. Net Income Per Share

The computations of basic and diluted net income per share are set forth below:

	Year Ended December 31,
	2013	2012	2011

	(In thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$55,517	$62,939	$41,035
Net income allocated to participating securities	(46)	(54)	(29)
Numerator for basic net income per share	55,471	62,885	41,006
Dividends on Series A Preferred Stock	7,000	1,692	-
Numerator for diluted net income per share	$62,471	$64,577	$41,006

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	76,909	74,239	72,164
Dilutive effect of warrants	-	1,272	1,395
Dilutive effect of stock options	-	6	-
Dilutive effect of Series A Preferred Stock	10,602	2,665	-
Denominator for diluted net income per share	87,511	78,182	73,559

Net income per share - basic	$0.72	$0.85	$0.57
Net income per share - diluted	$0.71	$0.83	$0.56

For the year ended December 31, 2013, warrants to purchase 0.4 million shares of common stock and options to purchase 5.2 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the year ended December 31, 2013, 0.9 million unvested RSUs were excluded from the computation of basic and diluted net income per share. After December 31, 2013, the Company granted approximately 0.4 million stock options and 0.2 million RSUs to employees and members of the Company’s board of directors. These grants could have dilutive effects on net income per share in future periods.

For the year ended December 31, 2012, warrants to purchase 0.3 million shares of common stock, options to purchase 4.3 million shares of common stock and 0.5 million unvested RSUs were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

For the year ended  December 31, 2011, warrants to purchase 5.8 million shares of common stock and options to purchase 4.6 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive.

15. Selected Quarterly Information (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2013 and 2012:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013

	(In thousands, except per share data)
Revenue	$89,189	$94,684	$100,569	$98,207
Operating income	$25,338	$28,848	$29,451	$26,257
Net income	$14,934	$15,413	$16,585	$15,585
Net income per common share - basic	$0.17	$0.18	$0.19	$0.18
Net income per common share -diluted	$0.17	$0.18	$0.19	$0.18

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(In thousands, except per share data)
Revenue	$93,474	$97,321	$100,441	$92,284
Operating income	$14,088	$28,274	$31,688	$31,024
Net income	$12,418	$17,663	$17,839	$16,711
Net income per common share - basic	$0.17	$0.24	$0.24	$0.20
Net income per common share -diluted	$0.16	$0.23	$0.23	$0.19

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, our management has determined that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our 2013 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2013 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Iridium Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Iridium Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iridium Communications Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
March 4, 2014

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2014 Proxy Statement entitled “Board of Directors and Committees,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2014 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2014 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2014 Proxy Statement entitled “Transactions with Related Parties” and “Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2014 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

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

(3) Exhibits

The exhibits that are filed or furnished with this report or that are incorporated by reference herein are set forth in the Exhibit Index on page 94, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: March 4, 2014	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Matthew J. Desch	Chief Executive Officer and Director	March 4, 2014
Matthew J. Desch	(Principal Executive Officer)

/s/ Thomas J. Fitzpatrick	Chief Financial Officer, Chief Administrative	March 4, 2014
Thomas J. Fitzpatrick	Officer and Director(Principal Financial Officer)

/s/ Richard P. Nyren	Vice President and Corporate Controller	March 4, 2014
Richard P. Nyren	(Principal Accounting Officer)

/s/ Robert H. Niehaus	Director and Chairman of the Board	March 4, 2014
Robert H. Niehaus

/s/ J. Darrel Barros	Director	March 4, 2014
J. Darrel Barros

/s/ Thomas C. Canfield	Director	March 4, 2014
Thomas C. Canfield

/s/ Peter M. Dawkins	Director	March 4, 2014
Peter M. Dawkins

/s/ Alvin B. Krongard	Director	March 4, 2014
Alvin B. Krongard

/s/ Eric T. Olson	Director	March 4, 2014
Eric T. Olson

/s/ Steven B. Pfeiffer	Director	March 4, 2014
Steven B. Pfeiffer

/s/ Parker W. Rush	Director	March 4, 2014
Parker W. Rush

/s/ S. Scott Smith	Director	March 4, 2014
S. Scott Smith

EXHIBIT INDEX

Exhibit No.	Document

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

10.2
Amendment, dated as of July 26, 2013, to COFACE Facility Agreement, dated as of October 4, 2010, by and among Iridium Communications Inc., Iridium Satellite LLC, the other Obligors party thereto, the Lenders party thereto, the COFACE Agent and Deutsche Bank Trust Company Americas, as Security Agent and U.S. Collateral Agent, as amended and restated by the Supplemental Agreement dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on October 31, 2013.

10.3
Amendment, dated as of October 30, 2013, to COFACE Facility Agreement, dated as of October 4, 2010, by and among Iridium Communications Inc., Iridium Satellite LLC, the other Obligors party thereto, the Lenders party thereto, the COFACE Agent and Deutsche Bank Trust Company Americas, as Security Agent and U.S. Collateral Agent, as amended and restated by the Supplemental Agreement dated as of August 1, 2012.

10.4
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

10.6
Stock Pledge Agreement, dated as of October 13, 2010, between the Registrant and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

Exhibit No.	Document

10.7†
Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC, Iridium Satellite LLC, NAV CANADA and NAV CANADA Satellite, Inc., dated as of November 19, 2012, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2013.

10.8†
Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC, Iridium Satellite LLC, NAV CANADA and NAV CANADA Satellite, Inc., dated as of June 27, 2013, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on August 1, 2013.

10.9	Subscription Agreement for Preferred Interests between Aireon LLC and Enav S.p.A., dated as of December 20, 2013.

10.10	Subscription Agreement for Preferred Interests between Aireon LLC and Naviair, dated as of December 20, 2013.

10.11	Subscription Agreement for Preferred Interests between Aireon LLC and Irish Aviation Authority Limited, dated as of December 20, 2013.

10.12	Amended and Restated Subscription Agreement for Preferred Interests between Aireon LLC and NAV CANADA Satellite, Inc., dated as of December 20, 2013.

10.13†
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

10.15
Guaranty, dated as of September 30, 2010, by Iridium Holdings LLC and the Registrant in favor of Motorola, Inc., incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.16
Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.17
Amendment No. 1 to Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of December 30, 2010, incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.18†
System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.19
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

10.21†
Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 14, 2011.

10.22†
Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.23†
Amendment No. 3 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2010, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.24†
Amendment No. 4 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated as of April 29, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

Exhibit No.	Document

10.25†
Amendment No. 5 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 12, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011.

10.26†
Amendment No. 6 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 24, 2011, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.27†
Amendment No. 7 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 12, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.28†
Amendment No. 8 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 13, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.29†
Amendment No. 9 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q filed with the SEC on August 2, 2012.

10.30†
Amendment No. 10 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q filed with the SEC on August 2, 2012.

10.31†
Amendment No. 11 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 3, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.32†
Amendment No. 12 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 6, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.33†
Amendment No. 13 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2012, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2013.

10.34†
Amendment No. 14 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated November 8, 2012, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2013.

10.35†
Amendment No. 15 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 11, 2013, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on October 31, 2013.

10.36†
Amendment No. 16 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 24, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on October 31, 2013.

10.37†
Amendment No. 17 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 20, 2013, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on October 31, 2013.

10.38††	Amendment No. 18 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 21, 2013.

10.39††	Amendment No. 19 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 29, 2013.

10.40†
Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated March 19, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.41†
Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

Exhibit No.	Document

10.42†
Amendment No. 2 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., effective as of August 1, 2012, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.43†
Amendment No. 3 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of May 9, 2013, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on October 31, 2013.

10.44†
Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 14, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.45†
Amendment No. 1 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of September 25, 2012 and effective as of June 13, 2013, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on August 1, 2013.

10.46†
Amendment No. 2 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on August 1, 2013.

10.47†
Amendment No. 3 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 13, 2013, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on August 1, 2013.

10.48†
Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of June 19, 2012, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on September 12, 2012.

10.49†
Amendment No. 1 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of July 31, 2012, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.50†
Amendment No. 2 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of September 4, 2012, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.51
Amendment No. 3 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of March 18, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 10-Q filed with the SEC on May 2, 2013.

10.52†
Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, dated as of May 28, 2010, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.53
Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.54†
Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September 7, 2010, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.55
Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.56
Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.57
Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

Exhibit No.	Document

10.58†
Amended and Restated Contract Boeing No. BSC-2000-001 between Iridium Constellation LLC and The Boeing Company for Transition, Operations and Maintenance, Engineering Services, and Re-Orbit of the Iridium Communications System, dated as of May 28, 2010, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.59††	Contract for Enhanced Mobile Satellite Services between Iridium Satellite LLC and the Defense Information Systems Agency, effective October 22, 2013.

10.60	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.61†
Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.62*
Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.63*
Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.64*
Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.65*
Employment Agreement between the Registrant and S. Scott Smith, dated as of March 2010, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.66*
Amendment to Employment Agreement between the Registrant and S. Scott Smith, dated as of December 31, 2010, incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.67*
Employment Agreement between the Registrant and John Roddy, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.68*	Separation Agreement between the Registrant and John Roddy, dated as of November 7, 2013.

10.69*	Employment Agreement between the Registrant and Bryan J. Hartin, dated as of December 10, 2012.

10.70*	Employment Agreement between the Registrant and Thomas D. Hickey, dated as of April 29, 2011.

10.71*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.72
Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed with the SEC on February 4, 2008.

10.73*
Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.74*
Form of Restricted Stock Unit Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.75*
Performance Share Program established under the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2014.

10.76*
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2014.

Exhibit No.	Document

10.77*
Form of Stock Option Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.78*
Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.79*
Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.80*	Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the SEC on April 10, 2012.

10.81*
Forms of Stock Option Grant Notice and Stock Option Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.82*
Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.83*	Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.84*
Iridium Communications Inc. 2013 Executive Cash Performance Bonus Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2013.

10.85*	Aireon LLC 2013 Cash Performance Bonus Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2013.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

