Form 10-K/A
period 2013-12-31
Iridium Communications Inc.
filed 2014-03-28
CIK 1418819

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 23, 2014 was 76,838,663.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or this Amendment, amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 4, 2014, or the Original Filing, and is being filed solely to replace Part III, Item 10 through Item 14, and Part IV, Item 15. The reference on the cover of the Original Filing to the incorporation by reference of the Registrant’s Definitive Proxy Statement into Part III of the Original Filing is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment. The information in this Amendment does not modify or update disclosures in the Original Filing (including the exhibits to the Original Filing, except for the updated certifications provided in Exhibits 31.1 and 31.2 and to incorporate by reference exhibits filed with the Original Filing), other than as set forth herein.

This Amendment should be read in conjunction with the Registrant’s periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Amendment includes updated certifications from the Registrant’s chief executive officer and chief financial officer as Exhibits 31.1 and 31.2.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

THE BOARD OF DIRECTORS

Robert H. Niehaus, age 58, has served as a director of our company since February 2008 and as Chairman of our Board of Directors since September 2009. Mr. Niehaus also served as our Chief Executive Officer for a brief period in September 2009. Mr. Niehaus is the founder and Chairman of GCP Capital Partners LLC, an investment firm formed in 2009 as the successor to Greenhill Capital Partners, the merchant banking business of Greenhill & Co., Inc. Mr. Niehaus joined Greenhill & Co. in 2000 to begin the formation of Greenhill Capital Partners and served as its Chairman and Chair of its Investment Committee from 2000 to 2009.

Prior to joining Greenhill, Mr. Niehaus spent 17 years at Morgan Stanley & Co., where he was a Managing Director in the merchant banking department from 1990 to 1999. Mr. Niehaus was Vice Chairman and a director of the private equity investment funds Morgan Stanley Leveraged Equity Fund II, L.P. and Morgan Stanley Capital Partners III, L.P. Mr. Niehaus was also the Chief Operating Officer of Morgan Stanley’s merchant banking department from 1996 to 1998.

Mr. Niehaus currently serves as a director of Heartland Payment Systems, Inc., a publicly held provider of payment processing services, and several private portfolio companies of GCP Capital Partners. Within the past five years, he has also served on the boards of directors of the publicly held companies Crusader Energy Group Inc. and EXCO Resources Inc. Mr. Niehaus received a B.A. in International Affairs from the Woodrow Wilson School at Princeton University and an M.B.A. from the Harvard Business School, from which he graduated with high distinction as a Baker Scholar. Our Board of Directors believes Mr. Niehaus’s qualifications to serve on our Board include his extensive corporate management experience, his financial and investment banking expertise and his experience serving on the boards of directors of numerous companies, particularly in the telecommunications industry.

J. Darrel Barros, age 53, has served as a director of our company since September 2009. Mr. Barros has served as the President of Syndicated Communications, Inc., a private equity fund focused on media and communications, since 2006. He also has served as President of VGC, P.C., a Washington, D.C. based law firm specializing in private equity and early-stage investments, since 2003. Previously, Mr. Barros was a corporate and securities attorney in the venture capital practice group of DLA Piper US LLP from 1997 to 2003. He is currently Executive Chairman of Haven Media Group, LLC, a music-media company, and Chairman of Prestige Resort Properties, Inc., a resort and hospitality company. Mr. Barros is also a director of Maya Cinemas. Mr. Barros received a Bachelor of Science degree from Tufts University, a Master of Business Administration degree from the Amos Tuck School of Business at Dartmouth College, and a Juris Doctorate degree from the University of Michigan. Our Board of directors believes Mr. Barros’s qualifications to serve on our Board include his extensive experience in working with technology companies and his background in financial management.

Thomas C. Canfield, age 58, has served as a director of our company since February 2008. Since October 2007, Mr. Canfield has served as Senior Vice President, General Counsel and Secretary of Spirit Airlines, Inc. From September 2006 to October 2007, Mr. Canfield served as General Counsel & Secretary of Point Blank Solutions, Inc., a manufacturer of antiballistic body armor. Prior to Point Blank, from 2004 to 2007, he served as chief executive officer and Plan Administrator of AT&T Latin America Corp., a public company formerly known as FirstCom Corporation, which developed high-speed fiber networks in Latin American cities. AT&T Latin America Corp. underwent a reorganization under Chapter 11 of the U.S. Bankruptcy Code beginning in 2003. Mr. Canfield also served as General Counsel and Secretary at AT&T Latin America Corp. from 1999 to 2004. Previously, Mr. Canfield was Counsel in the New York office of the law firm Debevoise & Plimpton LLP. Within the past five years, Mr. Canfield served as a member of the board of directors of Tricom S.A., a publicly held telecommunications company. Our Board of directors believes Mr. Canfield’s qualifications to serve on our Board include his management experience in the telecommunications industry and his particular familiarity with serving as a director of technology companies.

Brigadier Gen. Peter M. Dawkins (Ret.), age 76, has served as a director of our company since October 2009. He is currently Principal of ShiningStar Capital LLC, which he founded in May 2008, and a Senior Advisor to Virtu Financial LLC. Previously, General Dawkins served as Vice Chairman of Global Wealth Management for Citigroup Inc., as Vice Chairman of the Citigroup Private Bank, and as Executive Vice President and Vice Chairman of The Travelers Companies, Inc. during an eleven-year tenure with that firm. From 1991 to 1996, he served as Chairman and Chief Executive Officer of Primerica Financial Services, Inc., and earlier served as head of the U.S. consulting practice of Bain & Company Inc. General Dawkins began his career in the private sector as head of the Public Financing Banking division of Lehman Brothers Holdings Inc. A graduate of the United States Military Academy at West Point, General Dawkins served in the U.S. Army for 24 years, being promoted to Brigadier General in 1981. He was selected as a Rhodes Scholar and studied at Oxford University, later earning Ph.D. and Master of Public Administration degrees from the Woodrow Wilson School at Princeton University. General Dawkins is currently a member of the advisory board of Wilmington Trust FSB. Our Board of Directors believes General Dawkins’s qualifications to serve on our Board include his extensive corporate management experience, military experience and financial expertise.

Matthew J. Desch, age 56, has served as our Chief Executive Officer and a director of our company since September 2009 and previously served as Chief Executive Officer of Iridium Holdings from August 2006 to September 2009. From 2002 to 2005, Mr. Desch served as Chief Executive Officer of Telcordia Technologies, Inc., a telecommunications software services provider. Previously, he spent 13 years at Nortel Networks Corporation, including as President of its global wireless networks business from 1996 to 1999 and as President of Global Carriers from 1999 to 2000. Within the past five years, Mr. Desch served on the boards of directors of the public companies Starent Networks Corp. and Airspan Networks, Inc. He received a Bachelor of Science degree in Computer Science from The Ohio State University and a Master of Business Administration from the University of Chicago. Our Board of Directors believes Mr. Desch’s qualifications to serve on our Board include his deep knowledge of our company gained from his position as our chief executive officer and previously as the chief executive officer of Iridium Holdings, as well as his extensive experience in the telecommunications industry.

Thomas J. Fitzpatrick, age 56, has served as our Chief Financial Officer since April 2010 and as our Chief Administrative Officer and a director of our company since August 2013. From 2002 to December 2009, Mr. Fitzpatrick was Executive Vice President and Chief Financial Officer of Centennial Communications Corp., a publicly traded telecommunications company that was acquired by AT&T in November 2009. Previously, Mr. Fitzpatrick served as Chief Financial Officer of a number of privately held and publicly traded companies in the telecommunications and technology industries and was a Vice President with Bell Atlantic Corporation (now Verizon). Mr. Fitzpatrick graduated with a Bachelor of Business Administration degree from Pennsylvania State University and a Master of Business Administration degree from Villanova University. Mr. Fitzpatrick is also a Certified Public Accountant. Our Board of Directors believes Mr. Fitzpatrick’s qualifications to serve on our Board include his deep knowledge of our company gained from his position as our Chief Financial Officer, as well as his extensive financial experience in the telecommunications industry.

Alvin B. Krongard, age 77, has served as a director of our company since September 2009 and previously served as a director of Iridium Holdings from 2006 until September 2009. Since 2004, Mr. Krongard has been pursing personal interests. He served as Executive Director of the Central Intelligence Agency from 2001 to 2004 and as counselor to the Director of the Central Intelligence Agency from 2000 to 2001. Mr. Krongard previously served in various capacities at Alex.Brown, Incorporated, including serving as Chief Executive Officer beginning in 1991 and assuming additional duties as Chairman of the board of directors in 1994. Upon the merger of Alex.Brown with Bankers Trust Corporation in 1997, Mr. Krongard became Vice Chairman of the Board of Bankers Trust and served in such capacity until joining the Central Intelligence Agency in 1998. He currently serves as the lead independent director and chairman of the audit committee of the board of directors of Under Armour, Inc. and also serves as a director of Apollo Global Management and a member of the audit committee of its board of directors. Mr. Krongard graduated with honors from Princeton University and received a J.D. from the University of Maryland School of Law, where he also graduated with honors. Mr. Krongard also serves as the Vice Chairman of the Johns Hopkins Health System. Our Board of Directors believes Mr. Krongard’s qualifications to serve on our Board include his past leadership experience with a large publicly-traded investment banking firm Alex.Brown, Incorporated, including as chief executive officer and Chairman of the Board, his past leadership experience with the Central Intelligence Agency, including serving as Executive Director responsible for overall operations of the agency, and his deep knowledge of our company dating to his time as a director of Iridium Holdings.

Admiral Eric T. Olson (Ret.), age 62, has served as a director of our company since December 2011. Admiral Olson retired from the United States Navy in 2011 as a full Admiral after 38 years of military service. He served in special operations units throughout his career, during which he earned a Master’s Degree in National Security Affairs and was awarded several decorations for leadership and valor, including the Defense Distinguished Service Medal and the Silver Star. Admiral Olson was the first Navy SEAL officer to be promoted to three- and four-star ranks. Admiral Olson’s career culminated as the head of the United States Special Operations Command from July 2007 to August 2011, where he was responsible for the mission readiness of all Army, Navy, Air Force, and Marine Corps special operations forces. As President and Managing Member of ETO Group, LLC since September 2011, Admiral Olson is now an independent national security consultant who supports a wide range of private and public sector organizations. Admiral Olson serves on the board of directors of Under Armour, Inc. and is a member of its nominating and corporate governance committee and also serves as a Director of the non-profit Special Operations Warrior Foundation. Admiral Olson graduated from the United States Naval Academy in 1973 and earned a Master of Arts degree in National Security Affairs at the Naval Postgraduate School. He is an Adjunct Professor in the School of International and Public Affairs at Columbia University. Our Board of Directors believes Admiral Olson’s qualifications to serve on our Board include his past leadership experience as Admiral in the United States Navy, including his leadership and management of a large and complex organization as head of the United States Special Operations Command.

Steven B. Pfeiffer, age 67, has served as a director of our company since September 2009 and served on the Board of Directors of Iridium Holdings from 2001 to September 2009. Mr. Pfeiffer has been a partner in the law firm of Fulbright & Jaworski LLP since 1983 and served as the Chairman of its Executive Committee from 2003 to 2012. He previously served as the Partner-In-Charge of the Washington, D.C. and London offices, and headed the firm’s International Department. In 2013, Fulbright & Jaworski LLP became a member of Norton Rose Fulbright Verein, a Swiss Verein. Mr. Pfeiffer is a Non-Executive Director of Barloworld Limited, a public company in South Africa on whose compensation, nominating and general purposes committees he also serves. Mr. Pfieffer is a Non-Executive Director of Borghese International Ltd. He also serves as Chairman Emeritus of Wesleyan University, a Trustee of The Africa-America Institute in New York, a Director of Project HOPE in Washington, D.C., and a Director of the NAACP Legal Defense and Educational Fund, Inc. Mr. Pfeiffer received a Bachelor of Arts degree from Wesleyan University and studied at Oxford University as a Rhodes Scholar, completing a Bachelor of Arts degree and a Masters degree in jurisprudence. He also holds a Masters degree in Area Studies (Africa) from the School of Oriental and African Studies of the University of London and holds a Juris

Doctorate degree from Yale University. Mr. Pfeiffer served as an officer on active and reserve duty in the U.S. Navy. In 2010, he was recognized by the National Association of Corporate Directors (NACD) as one of the top 100 non-executive directors in the United States. Our Board of Directors believes Mr. Pfeiffer’s qualifications to serve on our Board include his extensive corporate management experience, his experience in working with technology companies, and, as a long-term member of the Board of Directors of Iridium Holdings, his deep knowledge of our company.

Parker W. Rush, age 54, has served as a director of our company since February 2008. Since July 2012, Mr. Rush has served as Chief Executive Officer of ClearView Risk Holdings LLC. Since March 2012, he has also served as a Partner at Consult PWR, LLC. From 2003 until March 2012, Mr. Rush served as the President and Chief Executive Officer and as a member of the board of directors of Republic Companies Group, Inc., a property and casualty insurance company. Previously, Mr. Rush served in various capacities at The Chubb Corporation from 1980 to 2003, including as a Senior Vice President and Managing Director. Mr. Rush received a Bachelor of Business Administration degree from the University of Texas. Mr. Rush currently serves as a member of the boards of directors of American Independent Insurance Company and ArtBanc International, Ltd., Inc. and as a member of the Advisory Board for the Dallas / Fort Worth Salvation Army. Our Board of Directors believes that Mr. Rush’s qualifications to serve on our Board include his extensive corporate management experience and his financial expertise.

S. Scott Smith, age 55, has served as our Chief Operating Officer and a director of our company since August 2013. He previously served as our Executive Vice President, Satellite Development and Operations from April 2010 to August 2013. From 2006 to March 2010, Mr. Smith served as Chief Operating Officer of DigitalGlobe Inc. From 1995 to 2006, he held various positions at Space Imaging Inc., most recently as Executive Vice President, Sales, Engineering and Operations. Previously, Mr. Smith served in a number of engineering and management positions with Lockheed Missiles & Space Company. Mr. Smith is currently a member of the board of directors of SkyBox Imaging, Inc. He received a Bachelor of Science degree in Aerospace Engineering from Syracuse University and a Master of Science degree in Aeronautical and Astronautical Engineering from Stanford University. Our Board of Directors believes Mr. Smith’s qualifications to serve on our Board include his deep knowledge of our company gained from his previous position as our Executive Vice President, Satellite Development and Operations.

The Board of Directors has determined that each member of each committee is independent within the meaning of the NASDAQ listing standards and that each member is free of any relationship that would impair his individual exercise of independent judgment with regard to us. For more information, see “Director Independence” under Item 13 of this Amendment.

Audit Committee

The Audit Committee is currently composed of Messrs. Rush (Chairman), Barros and Canfield. At least annually, the Board of Directors reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent. The Board of Directors has also determined that Mr. Rush qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying, reviewing and evaluating candidates to serve as our directors, consistent with criteria approved by the Board, reviewing and evaluating incumbent directors, recommending to the Board for selection candidates for election to the Board of Directors, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board, and developing a set of corporate governance principles for us. The Nominating and Corporate Governance Committee is composed of Messrs. Krongard (Chairman), Canfield and Olson. All members of the Nominating and Corporate Governance Committee are independent within the meaning of the NASDAQ listing standards. There have been no material changes in the procedures by which stockholders may recommend nominees to the Board since the company filed its proxy statement for the 2013 Annual Meeting of Stockholders on March 29, 2013.

Code of Ethics

We have adopted the Iridium Communications Inc. Code of Business Conduct and Ethics, or the Code of Ethics, that applies to all of our officers, directors and employees as well as those of our subsidiaries. The Code of Ethics is available on our website at http://investor.iridium.com/governance.cfm. If we make any substantive amendments to the Code of Ethics, or grant any waiver from a provision of the Code of Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Bryan J. Hartin, age 50, has served as our Executive Vice President, Sales and Marketing since December 2012. From June 2009 to December 2012, Mr. Hartin served as Senior Vice President of Sales, Distribution and Business Development of LightSquared, a telecommunications company. From May 2008 to June 2009, Mr. Hartin worked as an independent consultant to companies in the wireless telecommunications industry. From 2003 to May 2008, Mr. Hartin was Vice President—Indirect Distribution of Sprint Nextel Corporation. Mr. Hartin received a Bachelor of Science degree in Business Administration from LeMoyne College and a Master of Business Administration degree from The American University.

Thomas D. Hickey, age 54, has served as our Chief Legal Officer and Secretary since May 2011. He previously served as General Counsel of Primus Telecommunications Group, Incorporated, a global provider of advanced facilities-based communications solutions, from July 2010 to March 2011. From April 2006 to June 2010, Mr. Hickey served as Vice President and General Counsel of Cyren Call Communications Corporation, a provider of wireless communications solutions for first responders. Prior to that, he spent 17 years with Nextel Communications, Inc. and Sprint Nextel Corporation, most recently in the role of Vice President, Law and Deputy General Counsel. Mr. Hickey began his legal career in the telecommunications practice of the Jones Day law firm. His prior experience also includes work in the White House, the Federal Communications Commission and Congress. Mr. Hickey received his J.D. degree from the Washington University School of Law and a bachelor’s degree in public policy studies from Duke University.

Richard P. Nyren, age 43, has served as our Vice President and Corporate Controller since August 2011. From January 2009 to August 2011, Mr. Nyren served as Assistant Controller and then Vice President and Controller of XO Holdings, Inc., a telecommunications service provider. From 2006 to January 2009, Mr. Nyren served as Controller of Fairchild Corporation, an international diversified holding company. Mr. Nyren received his Bachelor of Science in Accounting from George Mason University and a Master of Business Administration degree from the University of Maryland-College Park and is a Certified Public Accountant.

Scott T. Scheimreif, age 45, has served as our Executive Vice President, Government Programs since December 2012 and previously served as acting Executive Vice President, Government Programs from June 2012 to December 2012 and as Vice President, Government Programs from April 2008 to June 2012. Mr. Scheimreif received his Bachelor’s degree in Business Administration from Salisbury University.

Donald L. Thoma, age 52, has served as Chief Executive Officer of our Aireon subsidiary since January 2012. Mr. Thoma previously served in a number of roles with our Iridium Satellite subsidiary, including as Executive Vice President, Marketing from 2008 to 2012, Executive Vice President, Corporate Development from 2006 to 2008, Executive Vice President, Vertical Markets from 2004 to 2006 and Executive Vice President, Data Services from 2002 to 2004. From 2001 to 2002, Mr. Thoma served as Vice President of Marketing and Business Development for ObjectVideo, Inc. From 1992 to 2000, he held a number of management roles at ORBCOMM Inc., including Senior Director of Transportation, General Manager of its Vantage Tracking Solutions business unit, and Vice President, Business Development. Previously, Mr. Thoma served as the Director of Integration and Launch Operations for Orbital Sciences Corporation. He also served as a Captain in the United States Air Force Space Division from 1983 to 1988. Mr. Thoma holds a Bachelor of Aeronautical Engineering degree from Rensselaer Polytechnic Institute, a Master of Aerospace Engineering degree from the University of Southern California and a Master of Business Administration degree from the Harvard Business School.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were timely complied with.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

During 2013, the members of our Compensation Committee were Messrs. Pfeiffer, Krongard and Niehaus, none of whom is a current or former employee of our company. None of the members of our Compensation Committee had a direct or indirect material interest in any related-party transaction involving our company.

No interlocking relationships exist between our Board of Directors or our Compensation Committee and the board of directors or the compensation committee of any other entity. None of our executive officers serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or our Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Amendment. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment and incorporated into our Annual Report on Form 10-K for the year ended December 31, 2013.

Respectfully submitted,

COMPENSATION COMMITTEE

Steven B. Pfeiffer, Chairman
Alvin B. Krongard
Robert H. Niehaus

The material in this report of the compensation committee is not “soliciting material,” is furnished to, but not deemed “filed” with, the SEC and is not deemed to be incorporated by reference in any filing of the company under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Background

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices for the following current and former executives, who are referred to in this Compensation Discussion and Analysis and in the following tables as our named executive officers:

•	Matthew J. Desch, chief executive officer;

•	Thomas J. Fitzpatrick, chief financial officer and chief administrative officer;

•	S. Scott Smith, chief operating officer;

•	Thomas D. Hickey, chief legal officer;

•	Bryan J. Hartin, executive vice president, sales & marketing; and

•	John M. Roddy, former executive vice president, quality and global operations, Iridium Satellite.

Executive Summary

Our executive compensation program is designed to attract, reward and retain a talented, innovative and entrepreneurial team of executives. To do so, we believe that a majority of their target compensation should be based on performance, both of the individual and of the business. We structure our variable compensation programs to recognize both short-term and long-term contributions.

2013 Say-on-Pay Vote. We conducted our third advisory vote on executive compensation, or say-on-pay vote, at our annual meeting of stockholders in 2013. Approximately 90.9% of the votes cast on the say-on-pay proposal supported the proposal. Our Board and our Compensation Committee value the opinions of our stockholders, and we believe that it is important for our stockholders to have an opportunity to vote on this proposal annually, which is consistent with the frequency preferred by our stockholders. Our Compensation Committee’s decisions regarding compensation for 2013 reflected our say-on-pay vote in 2012, which was supported by approximately 91.5% of the votes cast on the proposal. In addition to our annual advisory vote on executive compensation, we are committed to ongoing engagement with our stockholders on executive compensation and corporate governance issues.

While our 2013 say-on-pay vote was advisory only, our Compensation Committee has considered the results of the vote in the context of our overall compensation philosophy, policies and decisions. Our Compensation Committee believes that, similar to our 2012 say-on-pay vote, this 2013 stockholder vote strongly endorsed our compensation philosophy and the decisions we made for 2012. After discussing the levels of support in each of the three years in favor of the proposals, and considering the Compensation Committee’s activity in 2012 to adopt additional measures, including stock ownership guidelines and a new performance-based restricted stock unit program to further align management and stockholder interests, our Compensation Committee decided to generally maintain a consistent course for 2013 compensation decisions.

Important Features of our Executive Compensation Program. The important features of our executive compensation program include:

•	Our executive compensation is heavily weighted toward at-risk, performance-based compensation in the form of an incentive cash bonus opportunity that is based on achievement of revenue, operational EBITDA, and sales and other strategic and financial goals selected annually by our Compensation Committee, and an equity compensation opportunity in the form of stock options, performance-based restricted stock units and time-based restricted stock units that provide incentives for our executives to meet certain performance goals and increase the market value of our common stock. In 2013, these forms of at-risk, performance-based compensation represented approximately 63% of our chief executive officer’s target total direct compensation, and an average of 54% of our other executives’ target total direct compensation.

•	Fifty percent of the value of annual equity awards vest based on the achievement of performance criteria.

•	The cash severance benefits that we offer to our executives do not exceed three times base salary and annual bonus.

•	We do not provide our executive officers with any excise tax or other tax gross ups.

•	We do not provide any defined benefit pension plans or supplemental employee retirement plans to our executive officers.

•	As further described below, our executives are required to comply with our stock ownership guidelines, which we adopted in February 2012. Under these guidelines, our chief executive officer is required to accumulate shares of our common stock with a value equal to four times his annual base salary and our executive vice presidents, including our chief financial officer, chief operating officer and chief legal officer, are required to accumulate shares of our common stock with a value equal to two times their annual base salaries.

•	Our insider trading policy prohibits our employees, including our executives, directors and consultants, from hedging the economic interest in the Iridium shares they hold, and no pledges of stock occurred during 2013.

•	Our Compensation Committee has retained an independent third-party compensation consultant for guidance in making compensation decisions.

•	Our Compensation Committee reviews market practices and makes internal comparisons among our executives when making compensation decisions.

•	We structure our executive compensation programs to try to minimize the risk of inappropriate risk-taking by our executives.

Pay for Performance. Our chief executive officer and our other executive officers received a payout of approximately 66% of target from our 2013 cash incentive bonus plan. The below target payout was the result of our revenue, operational EBITDA and certain net subscriber activations falling short of the threshold targets for payout under the plan, while we achieved payout targets for a successful renewal of our contract with our government customer, achievement of milestones for the construction of our Iridium NEXT satellite constellation and targets relating to our joint venture, Aireon LLC. This payout underscores the strong role that at-risk, performance-based compensation plays in our executive compensation program.

In February 2012, we adopted a new performance-based restricted stock unit program for senior executives to further link compensation received from equity-based awards to achievement of specific company performance targets. The performance-based restricted stock units granted in 2012 did not vest because the performance targets applicable to these grants were not achieved in the measurement period of 2012 and 2013. The performance-based restricted stock units granted in 2013 that are scheduled to vest based on the measurement period of 2013 and 2014 are also not expected to vest based on the performance results from 2013 and our projected 2014 results. The forfeiture of these performance-based restricted stock units underscores the emphasis on and the linkage of this program to rewarding our executive officers based on performance. We continued to grant awards under this program in 2013 and 2014 because we believe performance-based equity contributes to our goal of heavily weighting executive compensation toward performance-based compensation.

We also grant long-term incentives in the form of options to purchase shares of our common stock and we have periodically granted restricted stock units subject to time-based vesting to align the interests of our executives with those of our stockholders and promote long-term decision making. The value, if any, that may be realized from these equity awards is directly tied to our stock price performance over a multi-year period, during which time a named executive officer must continue to provide effective and satisfactory services to us for his equity awards to vest.

Chief Executive Officer’s Realized Equity Compensation. The following chart illustrates the difference between the compensation reported in the 2013 Summary Compensation Table and compensation actually realized by our chief executive officer for 2013 related to his stock options, performance-based restricted stock units and restricted stock unit awards subject to time-based vesting granted during 2013, 2012 and 2011. We believe this supplemental information is important because a significant portion of our chief executive officer’s compensation reported in the Summary Compensation Table is an incentive for future performance, which, with respect to the stock options, will provide an economic benefit to him only if the market price for our common stock is greater than the exercise price of the options at the time of exercise. Similarly, performance-based restricted stock unit awards only provide an economic benefit if the applicable long-term performance goals are achieved.

As can be seen, the economic value realized during 2013 from the equity awards granted to our chief executive officer during 2013 and all 2012 restricted stock unit awards differs significantly from the amounts required to be reported in the 2013 Summary Compensation Table for these equity awards. This reflects the consequence of our effective pay-for-performance program.

2013 CEO Total Reported Compensation for Equity Awards(1)

Versus Total Realized Compensation for Equity Awards(2)

(1)	Total reported equity compensation is defined as the grant date value of stock awards and option awards as reported in the 2013 Summary Compensation Table.
(2)	Total realized equity compensation is defined as the sum of (i) the intrinsic value of stock options granted during each year, (ii) the payout value of any restricted stock unit awards that vested during each year, (iii) the payout value of performance-based restricted stock unit awards that vested during each year for performance periods that started and ended during such year and (iv) the expected value of performance-based restricted stock unit awards for performance periods that remained outstanding at the end of the year, in each of (i) through (iv) valued as of December 31, 2013.

Objectives of Our Compensation Programs

We design our executive compensation programs to:

•	provide a competitive compensation package to attract and retain talented individuals to manage and operate all aspects of our business;

•	motivate our executives to achieve corporate and individual objectives that promote the growth and profitability of our business, as measured by objective goals; and

•	align the interests of our executive officers with those of our stockholders.

To meet these objectives, we provide base salary, performance-based annual cash incentives, performance-based and time-based equity incentive awards, broad-based employee benefits with limited perquisites, and responsible severance benefits. We do not have formal policies for allocating compensation between long-term and currently paid-out compensation, between cash and non-cash compensation, or among different forms of cash compensation and non-cash compensation, but rather, the Compensation Committee makes determinations regarding the allocation of compensation based on the best interests of our company with the goal of encouraging and rewarding performance.

Role of the Compensation Committee

Our Compensation Committee is generally responsible for reviewing, modifying, approving and otherwise overseeing the compensation policies and practices applicable to all of our employees, including the administration of our equity plans and employee benefit plans. As part of this responsibility, the Compensation Committee establishes, reviews and modifies the compensation structure for our named executive officers. However, the Compensation Committee may, at its discretion and in accordance with the philosophy of making all information available to our Board, present executive compensation matters to the entire Board for its review and approval.

The Compensation Committee has the authority to delegate some or all of its duties to a subcommittee of its own members. In 2010, the Compensation Committee made a non-exclusive delegation of limited authority to a subcommittee tasked with approving both cash and equity compensation that may qualify as “performance-based compensation” under Section 162(m) of the Code. Approval of compensation by the subcommittee is not a guarantee of deductibility, and the Compensation Committee and the subcommittee reserve the right to structure compensation in a manner that may not meet the standards for “performance-based compensation.” When we refer to the Compensation Committee in this Compensation Discussion and Analysis, we mean the Compensation Committee or its subcommittee, as applicable.

As part of its deliberations, in any given year, the Compensation Committee may review and consider materials such as company compensation and studies and reports prepared by a compensation consultant, financial reports and projections, operational data, tax and accounting information that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, our common stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels, and the recommendations of our chief executive officer and the Compensation Committee’s independent compensation consultant.

Role of Management

Our Compensation Committee solicits and considers the performance evaluations and compensation recommendations for our named executive officers submitted by our chief executive officer. However, our Compensation Committee retains the final authority to make all compensation decisions. No executive officer participated directly in the final determinations of the Compensation Committee regarding the amount of any component of his own 2013 compensation package.

Our human resources, finance and legal departments work with our chief executive officer to design and develop recommended compensation programs for our named executive officers and other senior executives, to recommend changes to existing compensation programs, to recommend financial and other performance targets to be achieved under those programs, to prepare analyses of financial data, to prepare peer data comparisons and other briefing materials, and ultimately to implement the decisions of the Compensation Committee. Members of our legal department also meet separately with the Compensation Committee’s independent compensation consultant to convey information on proposals that management may make to the Compensation Committee, as well as to allow the consultant to collect information about our company to develop its own proposals.

Use of Compensation Consultant

Our Compensation Committee decided to continue its engagement of Frederic W. Cook & Co., Inc., or F.W. Cook, as its independent compensation consultant for compensation decisions in 2013. The Compensation Committee originally retained F.W. Cook in 2009 after considering a number of other national compensation consulting firms. The Compensation Committee selected F.W. Cook for its expertise in the telecommunications industry, the recommendations of other clients of F.W. Cook, and the availability of the consultant to attend meetings.

F.W. Cook provided the Compensation Committee with the following services in relation to compensation decisions for 2013:

•	reviewed and provided recommendations on the compensation program for our non-employee directors;

•	advised on the design and structure of our cash and equity incentive compensation programs;

•	prepared an analysis of our share usage under our equity incentive plan;

•	conducted a risk analysis of our compensation programs;

•	updated the Compensation Committee on emerging trends and best practices in the area of executive and Board compensation;

•	reviewed and provided recommendations on the composition of our 2013 peer group of companies;

•	provided compensation data for similarly situated executive officers at companies in our peer group; and

•	reviewed the compensation arrangements for all of our named executive officers, including the design and structure of our annual cash incentive bonus plan and equity-based incentive compensation program.

In addition, in the fall of 2013, the Compensation Committee engaged F.W. Cook to conduct an in-depth review of the design and competitive positioning of our compensation programs for our executive officers and non-employee directors. F.W. Cook provided analyses of the compensation levels and opportunities, incentive plan design, aggregate long-term incentive practices, stock ownership guidelines and perquisites for our executive officers. F.W. Cook also provided an analysis of the structure and amount of compensation received by our non-employee directors in relation to the compensation received by non-employee directors of companies in our peer group.

The Compensation Committee has the authority to hire and terminate its compensation consultant. The company pays the cost for the consultant’s services. F.W. Cook attends meetings of the Compensation Committee at the request of the Compensation Committee. The Chairman of the Compensation Committee also may communicate separately with F.W. Cook. If and as requested by the Compensation Committee, F.W. Cook gathers information from management necessary to perform its duties to the Compensation Committee. F.W. Cook did not provide any services directly to management or to the company.

The Compensation Committee regularly reviews the performance and independence of F.W. Cook and of each individual employee of the consulting firm who directly provides services to the company. In March 2014, the Compensation Committee considered whether F.W. Cook should continue to serve as an independent adviser to the Compensation Committee. The Compensation Committee requested information from F.W. Cook about potential conflicts of interest, and in particular, considered the fact that F.W. Cook provides no other services to the company, that the individual representative of F.W. Cook who works directly with the Compensation Committee has no other business or personal relationships with the Board, management or the company, F.W. Cook’s own policies on ethics, stock ownership, and conflicts of interest, and that the total revenue F.W. Cook received from the company in 2011, 2012 and 2013 did not exceed 0.5% of F.W. Cook’s gross revenues. In particular, the total fees paid to F.W. Cook in respect of 2013 did not exceed $60,000. As a result, the Compensation Committee concluded that there were no conflicts of interest with respect to F.W. Cook providing services to the Compensation Committee.

Use of Peer Data

In the summer of 2011, the Compensation Committee engaged F.W. Cook to review and provide recommendations on the composition of our peer group of companies and, after the Compensation Committee approved a final list of peers, to provide compensation data for similarly situated executive officers at this new peer group based on proxy filings made by those companies in the spring of 2011. The Compensation Committee selected public companies in the telecommunications industry with revenues, operating income, total assets, market capitalization and number of employees generally comparable to those of Iridium. The Compensation Committee chose companies with respect to which Iridium was positioned between the 25th percentile and the median in all but one size measure (Iridium was below the 25th percentile for number of employees). The selected companies were:

Peer Group Companies (2012-2013)

DigitalGlobe	Hughes Communications	NeuStar
EMS Technologies	Inmarsat	ORBCOMM
GeoEye	Intelsat	PAETEC Holding Corp
GlobalStar	j2 Global Communications	Premier Global Services
Globecomm Systems	Loral Space & Communications	ViaSat

This peer group was very similar to a prior year peer group developed for us by F.W. Cook, reflecting the addition of DigitalGlobe (which became publicly traded in May 2009), and the removal of Broadview Networks (due to poor data), SkyTerra Communications (which became privately held in 2010) and tw telecom (as it was no longer considered an appropriate peer due to size and line of business). Data from this peer group was reviewed when making decisions regarding executive compensation for both 2012 and 2013.

In the fall of 2013, in connection with F.W. Cook’s review of our compensation programs, the Compensation Committee engaged F.W. Cook to conduct a study to review and update our peer group in preparation for compensation decisions made for 2014. Based on F.W. Cook’s recommendations our revised peer group includes fourteen public companies in the telecommunications industry with revenues, operating income, total assets, market capitalization and number of employees generally comparable to those of Iridium. This peer group is very similar to the 2011 peer group developed for us by F.W. Cook that was used when making 2012 and 2013 executive compensation decisions. The selected companies were:

2014 Peer Group Companies

Aviat Networks	Globecomm Systems	NeuStar
Comtech	Inmarsat	ORBCOMM
Consolidated Communications	Intelsat	Premier Global Services
DigitalGlobe	j2 Global Communications	ViaSat
Globalstar	Loral Space & Communications

The revised group reflects the addition of Aviat Networks, Comtech, Consolidated Communications and Intelsat to enhance the statistical validity of the sample as several former companies in the peer group were no longer publicly traded, and the removal of EMS Technologies, GeoEye (which was acquired by DigitalGlobe), Hughes Communications and PAETEC Holding Corp because public compensation data was no longer available for such companies.

Our Compensation Committee does not make decisions solely based on peer data, but refers to peer data to help ensure that target compensation amounts do not materially deviate from market practices (as reflected by the 25th percentile, median and 75th percentile of peer group) and that target amounts provide fair compensation given individual and company performance. In particular, the Compensation Committee requested data from F.W. Cook at the 25th percentile, median and 75th percentile of the peer group for base salary, target cash bonus, actual cash bonus, aggregate equity award value, total target compensation and total actual compensation. However, individual compensation decisions may deviate from the peer data, as our Compensation Committee discussed the peer data and made the 2013 compensation decisions in the context of:

•	the differences in our executives’ responsibilities and tenure, as compared to the executives in our peer group, as title is not always determinative of the comparability of role from one organization to another;

•	the experiences, knowledge and business judgment of each member;

•	corporate and individual performance, which includes setting target compensation opportunities after taking into account, in a subjective fashion, performance in the prior year, as well as the anticipated demands on the executive in the coming year;

•	the desire to maintain target pay opportunities and allocations between cash and equity at levels that were consistent with historical pay levels for each of our executives, given the positive responses to our past say-on-pay proposals;

•	our 3% company-wide corporate merit increase budget for base salaries in 2013, reflecting our desire to maintain a responsible human capital cost structure; and

•	internal pay equity, which we view from the perspective that (1) the target total compensation of our executive officers, other than our chief executive officer, should be within a relatively narrow range, and (2) the target total compensation of our chief executive officer should be meaningfully higher than that of our other officers, in each case, given the relative weight of their responsibilities and ability to impact our corporate performance.

Reasons for Providing, and Manner of Structuring, the Key Compensation Elements in 2013

Base Salary

We provide base salary as a fixed source of compensation for our executives for the services they provide to us during the year and to balance the impact of having a significant portion of their compensation “at risk” in the form of annual cash incentive bonuses and long-term equity-based incentive compensation. Our Compensation Committee recognizes the importance of a competitive base salary as an element of compensation that helps to attract and retain our executive officers.

In February 2013, the Compensation Committee reviewed the base salaries for our executive officers. The Compensation Committee considered each officer’s 2012 base salary level, the updated peer data from F.W. Cook for our chief executive officer, our 3% company-wide corporate merit increase budget for base salaries, the scope of each executive’s responsibilities for 2013, and internal pay equity. The Compensation Committee also considered the recommendations of our chief executive officer for base salary increases for officers other than himself. The Compensation Committee set the 2013 base salaries of each of the named executive officers as follows:

Name	2012 Base Salary		2013 Base Salary		% Merit Increase
Matthew J. Desch	$749,240	*	$771,718		3.0%
Thomas J. Fitzpatrick	$424,360		$437,091	**	3.0%
S. Scott Smith	$334,400		$351,120	***	5.0%
Thomas D. Hickey	$303,850		$312,966		3.0%
Bryan J. Hartin	$300,000		$300,000	****	0.0%
John M. Roddy	$341,136		$346,253		1.5%

*	Includes an additional 2.4% salary increase for Mr. Desch in November 2012 pursuant to the terms of his previously negotiated employment agreement to coincide with the termination of a company car perquisite. Mr. Desch’s actual salary received in 2012 was $731,521.
**	In August 2013, Mr. Fitzpatrick’s annual base salary was increased to $480,000 in connection with his appointment as our chief administrative officer, in addition to his continuing role as our chief financial officer.
***	In February 2013, the Compensation Committee determined it was appropriate to provide a larger salary increase to Mr. Smith to reflect his increased level of responsibility in the organization and to further our goal of internal pay equity. In August 2013, Mr. Smith’s annual base salary was increased to $420,000 in connection with his appointment as our chief operating officer.
****	Mr. Hartin joined the company in December 2012 and was not eligible for a salary increase for 2013.

2013 Bonuses

2013 Bonus Plan. In March 2013, the Compensation Committee approved our 2013 executive cash performance bonus plan, or our 2013 bonus plan, which operated under the terms of our Iridium Communications Inc. 2012 Equity Incentive Plan, or our 2012 Plan. Our 2012 Plan was approved by our Board and our stockholders in 2012, and allows for the granting of performance-based compensation opportunities that may be deductible by us under Section 162(m) of the

Code as amounts paid contingent upon the achievement of pre-established stockholder-approved performance goals. Our 2013 bonus plan provided cash compensation opportunities to our named executive officers based on our achievement of pre-established performance goals derived from our Board-approved operating plan for 2013. The Compensation Committee has the discretion to reduce the amount of any bonus award payable to any participant in the 2013 bonus plan.

Target Bonus Levels. In March 2013, the Compensation Committee approved a target cash incentive bonus award for each executive, and capped the maximum bonus award at twice the target level in the event that stretch performance goals were achieved. These levels were consistent with our philosophy that a significant portion of each executive’s total target cash compensation should be performance-based, and reflected the Compensation Committee’s review of internal pay equity and its conclusion that, except for Mr. Smith, no extraordinary factors created a need to modify the 2012 target bonus levels. Mr. Smith’s target bonus was increased effective as of January 1, 2013 from 60% to 70% to reflect his changing role and increased level of responsibility at our organization. The Compensation Committee also considered the recommendation of our chief executive officer that target levels for the other officers generally not change from 2012 levels. The respective target amounts for 2013 for our named executive officers were:

Name	2013 Target Bonus	% of 2013 Base Salary
Matthew J. Desch	$694,546	90%
Thomas J. Fitzpatrick	$340,496	75%
S. Scott Smith	$264,779	70%*
Thomas D. Hickey	$187,780	60%
Bryan J. Hartin	$180,000	60%
John M. Roddy	$207,752	60%

*	In August 2013, Mr. Smith’s annual bonus target was increased to 75% effective January 1, 2014 in connection with his appointment as our chief operating officer.

2013 Bonus Plan Structure and Metrics. The actual bonus award for each executive under the 2013 bonus plan was calculated by multiplying the executive’s target bonus amount by a corporate performance factor determined by the Compensation Committee, which could range from 0% to 200% based on the achievement of the corporate performance goals discussed below. The resulting amount could then be reduced but not increased by the Compensation Committee based on a personal performance factor ranging from 0% to 100%. In March 2013, the Compensation Committee determined that the corporate performance factor would be determined based upon the level of achievement of four financial and three strategic performance goals, with the corporate performance factor being the sum of the achievement levels of each performance goal. The bonus amounts would then be determined based on a sliding scale up to 200% of target based upon the corporate performance factor. The Compensation Committee would then use negative discretion to determine the actual bonus awards, which could be lower, but not greater, than 200% of the target bonus amount for each participant, based on individual performance. To be eligible for a bonus for 2013, the executive was required to remain employed by us through the date the bonus was to be paid, except as otherwise provided in an executive’s employment agreement in connection with a termination of employment.

For 2013, the corporate performance factor was the sum of the achievement levels of the following corporate goals, as further described below:

Performance Goal	Target Performance Weighting	Potential Excess Achievement
Operational EBITDA	25%	0% to 35% on a sliding scale
Adjusted Revenue	10%	0% to 15% on a sliding scale
EMSS contract renegotiation	20%	0% to 20% on a sliding scale
Iridium NEXT milestone achievement	15%	None
Aireon milestone achievement	15%	15%
Short-Burst Data subscriber additions	7.5%	0% to 7.5% on a sliding scale
Iridium OpenPort® subscriber additions	7.5%	0% to 7.5% on a sliding scale
Total of Target Weightings	100%	—
Total of Excess Potential Achievement Weightings	—	100%
Maximum Possible Award	200%

•	an Operational EBITDA target, weighted at 25%, with a scale of potential payouts ranging from a maximum of 60% credit for performance at or above 104.5% of target to a minimum of 0% credit for performance below 95.0% of target;

•	an adjusted revenue target (revenue calculated in accordance with generally accepted accounting principles, or GAAP, but excluding purchase accounting adjustments), weighted at 10%, with a scale of potential payouts ranging from a maximum of 25% credit for performance at or above 102.4% of target to a minimum of 0% credit for performance of less than 97.6% of target;

•	successful renegotiation of a new EMSS contract or contract extension that would support a targeted amount of revenue in 2014, weighted at 20%, with a scale of potential payouts ranging from a maximum of 40% credit for performance at or above 105% of targeted revenue to a minimum of 0% credit for performance below 95.0% of targeted revenue;

•	a target to stay substantially on schedule for planned 2015 Iridium NEXT satellite launches and stay substantially on budget for the overall program, weighted at 15%, with no potential stretch payout;

•	achievement of development milestones to keep AireonSM on schedule for launch, weighted at 15%, with a potential stretch payout of an additional 15% for achievement of commercial goals related to air navigation service providers;

•	a target level for short-burst data net subscriber additions or short-burst data service revenue, weighted at 7.5%, with a scale of potential payouts ranging from a maximum of 15% credit for net subscriber additions at or above 110.7% of target to a minimum of 0% credit for net subscriber additions below 48.1% of target; and

•	a target level for Iridium OpenPort® net subscriber activations or Iridium OpenPort service revenue, weighted at 7.5% for target achievement, with a scale of potential payouts ranging from a maximum of 15% credit for net subscriber additions at or above 112.5% of target to a minimum of 0% credit for net subscriber additions below 66.7% of target.

Operational EBITDA was defined as earnings before interest, income taxes, depreciation and amortization, Iridium NEXT revenue and expenses, stock-based compensation expenses and the impact of purchase accounting adjustments.

At the time the Compensation Committee set our goals for 2013, the Compensation Committee believed that the 2013 bonus plan goals were achievable, but only with significant effort. Our revenue and Operational EBITDA targets reflected an approximately 9.5% and 6.9% increase over our actual results for 2012, respectively. The EMSS contract renegotiation goal was intended to reward performance based upon the level of revenue generated directly by the contract but subject to a minimum revenue threshold. The Compensation Committee set high targets for net subscriber additions and revenue for short-burst data and Iridium OpenPort to encourage management to aggressively pursue growth in these areas, and high targets for the Aireon milestones to recognize the achievement of a difficult goal and encourage the aggressive pursuit of a long-term benefit to the company. The Compensation Committee set a fixed goal based upon achievement of certain milestones for the Iridium NEXT program with respect to launch schedules to reward employees for staying on plan with respect to meeting a very aggressive time frame for completing this critical program.

2013 Performance and Bonus Payouts under 2013 Bonus Plan. In 2013, we delivered performance against our corporate performance goals resulting in an aggregate corporate performance factor under our 2013 bonus plan of 66%, based upon achievement of our performance goals as follows and as further described below:

Performance Goal	Achievement
Operational EBITDA	0%
Adjusted Revenue	0%
EMSS Contract Renegotiation	21% for performance in excess of target
Iridium NEXT milestone achievement	15% for target performance
Aireon milestone achievement	30% for performance in excess of target
Short-Burst Data subscriber additions	0%
Iridium OpenPort subscriber additions	0%
Total	66%

Specifically:

•	We successfully renegotiated our EMSS contract resulting in expected 2014 revenue of $65.5 million, which was 101% of target, yielding 21% credit under the 2013 bonus plan;

•	We successfully stayed substantially on plan with respect to targeted launches of Iridium NEXT satellites and program budget, yielding 15% credit under the 2013 bonus plan; and

•	We exceeded our Aireon development milestones, yielding 30% credit under the 2013 bonus plan.

The levels of GAAP revenue, Operational EBITDA and net subscriber activations and revenue in short-burst data and Iridium OpenPort achieved in 2013 did not reach the targets and no credit was awarded under the 2013 bonus plan for these remaining performance goals.

In February 2013, our chief executive officer shared his evaluations of the individual performance of each of our other named executive officers with the Compensation Committee. Based upon our chief executive officer’s recommendations, and based upon a review of our chief executive officer’s performance, the Compensation Committee concluded that each executive was performing at or above expected individual performance levels, and the Compensation Committee did not reduce any executive’s bonus based on individual performance. As a result, the named executive officers earned the following bonus amounts for 2013:

Name	Target Bonus Level ($)	Corporate Performance (%)	Individual Performance (%)	Actual Bonus Earned ($)
Matthew J. Desch	694,546	66	100	458,400
Thomas J. Fitzpatrick	340,496	66	100	224,728
S. Scott Smith	264,779	66	100	174,754
Thomas D. Hickey	187,780	66	100	123,935
Bryan J. Hartin	180,000	66	100	118,800
John M. Roddy	207,752	66	100	121,234	*

*	Mr. Roddy’s 2013 bonus was prorated in connection with his termination of employment in November 2013, pursuant to the terms of his employment agreement.

Equity-Based Incentive Compensation

The Compensation Committee believes that properly structured equity compensation works to align the long-term interests of stockholders and employees by creating a strong, direct link between employee compensation and stock price appreciation. We have historically awarded equity in the form of options, which have an exercise price equal to the fair market value of a share of our common stock on the date of grant, and vest based on continued service over a specified period (typically, four years). As a result of the way we structure our option awards, options provide a return to the executive only if such officer remains employed by us, and then only if the market price of our common stock appreciates over the term of the option. In certain cases, we have also granted restricted stock units subject to time-based vesting.

We also have a performance share program, which provides for the grant of performance-based restricted stock units. The Compensation Committee established this program to (i) focus key employees on achieving specific performance targets, (ii) reinforce a team-oriented approach, (iii) provide significant award potential for achieving outstanding performance and (iv) enhance our ability to attract and retain highly talented individuals. Under this program, the Compensation Committee granted awards to designated key employees in 2013, with each award representing a specified maximum number of shares of common stock that may ultimately be earned under each award. The maximum award is calculated by reference to the target award value. The number of shares ultimately paid under the award is determined based on achievement of performance goals over a two-year performance period, and is subject to additional time-based vesting thereafter. These performance shares provide a return to the executive if the executive both remains employed by us and our company achieves specific performance targets from 2013 through 2014.

The Compensation Committee determined an aggregate target award size for each executive based on the peer data provided by F.W. Cook, our internal equity budget for grants for 2013, internal pay equity, and the recommendations of our chief executive officer. Based on the recommendations of F.W. Cook, the Compensation Committee decided to allocate 50% of the target value of each award in the form of stock options subject to a four-year vesting schedule, and 50% in the form of performance-based share awards. The Compensation Committee felt that this mix of stock options and performance-based share awards was necessary to promote our retention, motivation and stockholder alignment goals.

Stock Option Grants in 2013. In February 2013, the Compensation Committee approved the grant of new stock options to each of our executive officers, effective March 1, 2013, that would be subject to vesting based on continued service over four years, with one-quarter vesting on March 1, 2014, and the remainder vesting thereafter in twelve equal quarterly installments. Each option has an exercise price equal to the fair market value of a share of our common stock on the date of grant. The number of shares subject to each grant was equal to the number of shares having a grant date fair value equal to the target option value.

The option grants to our executive officers in 2013 were as follows:

Name	Date of Grant	Target Option Value	Number of Shares
Matthew J. Desch	March 1, 2013	$448,800	178,804
Thomas J. Fitzpatrick	March 1, 2013	$200,000	79,681
S. Scott Smith	March 1, 2013	$187,500	74,701
Thomas D. Hickey	March 1, 2013	$165,000	65,737
Bryan J. Hartin*	January 1, 2013	$376,650	135,000
John M. Roddy	March 1, 2013	$165,000	65,737

*	Mr. Hartin was granted stock options effective on January 1, 2013 in connection with the commencement of his employment with us in December 2012, and he was not granted additional stock options on March 1, 2013.

In addition, in December 2013, the Compensation Committee approved the grant of stock options under our 2012 Plan to Messrs. Fitzpatrick and Smith in the amount of $250,000 each, for a total of 90,909 shares each, effective as of January 1, 2014 in connection with their promotions to chief administrative officer and chief operating officer, respectively. The stock options will vest over four years, with one-quarter vesting on January 1, 2015, and the remainder vesting thereafter in twelve equal quarterly installments.

Performance-Based Share Grants in 2013. In February 2013, the Compensation Committee approved target performance-based share awards for our executive officers, effective March 1, 2013. The number of shares subject to the target performance-based share awards was equal to the target grant value divided by the closing price of our stock on the date of grant.

Name	Target Value	Number of Shares
Matthew J. Desch	$448,800	73,815
Thomas J. Fitzpatrick	$200,000	32,894
S. Scott Smith	$187,500	30,838
Thomas D. Hickey	$165,000	27,138
John M. Roddy	$165,000	27,138

Mr. Hartin was not granted any performance-based shares in 2013 due to his date of hire.

The actual awards to be earned by each executive will be determined based on the growth of our average GAAP service revenue for 2013 and 2014, over our 2012 GAAP service revenue. We must achieve at least a 6% average increase in GAAP service revenue during 2013 and 2014 over the GAAP service revenue in 2012 for any award to be earned. The number of shares earned would increase based on the average growth in GAAP service revenue over such period above 6%, up to the maximum award of 150% of the target number of shares for an average rate of growth equal to or greater than 10%. In addition, the actual awards would be reduced to zero if we fail to achieve an average OEBITDA margin for 2013 and 2014 that exceeds our OEBITDA margin for 2011. OEBITDA margin is defined as Operational EBITDA expressed as a percentage of adjusted revenue. Adjusted revenue is defined as our reported GAAP revenue excluding the impact of purchase accounting and Iridium NEXT revenue.

The actual awards earned are also subject to time-based vesting, with 50% of the earned shares vesting when the Compensation Committee determines our level of achievement of the performance goals, which would occur in the first quarter of 2015, and the remaining 50% vesting on March 1, 2016, subject to continuous employment of the participant with us or our subsidiaries through such dates. In addition, if a change in control occurs before the date the Compensation Committee determines our level of achievement of the performance goals, the executive officers would be awarded, effective as of immediately prior to the change in control, an actual award equal to the target award, subject to the same vesting schedule, with the first vesting date being March 1, 2015.

The Compensation Committee’s practice when determining the achievement of a scaled target is to use linear extrapolation between points, and to round to the nearest increment in the scale or whole percentage point, depending on the target. At the time the Compensation Committee set our goals for the performance units granted in 2013, the Compensation Committee believed that the goals were achievable, but only with significant effort, as illustrated by the lack of vesting of earlier performance unit grants. The performance units granted in 2012 did not vest in 2014 because the performance targets applicable to these grants were not achieved in the measurement period of 2012 and 2013, and the performance units granted in 2013, which are scheduled to vest based on the measurement period of 2013 and 2014, are not expected to vest based on the performance results from 2013 and our projected 2014 results.

Restricted Stock Unit Grants. In addition, in December 2013, the Compensation Committee approved the grant of restricted stock units under our 2012 Plan to Messrs. Fitzpatrick and Smith in the amount of $250,000 each, for a total of 40,000 shares each, effective as of January 1, 2014 in connection with their promotions to chief administrative officer and chief operating officer, respectively. The restricted stock units will vest over four years, with one-quarter vesting on January 1, 2015, and the remainder vesting thereafter in twelve equal quarterly installments.

Equity Compensation Policies

In February 2012, the Compensation Committee decided that as a general matter, the Compensation Committee would plan to make compensatory equity grants a maximum of four times a year on January 1, March 1, June 1 and September 1. As necessary to meet business needs, the Compensation Committee or the Board may grant equity awards outside of these regularly scheduled dates. The Compensation Committee followed this schedule in 2013 and only made equity grants to our named executive officers effective on January 1 and March 1, 2013.

We have a policy that prohibits our executive officers, directors and other members of management from engaging in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to our stock. In addition, none of our executive officers or directors pledged any shares of our stock during 2013.

Stock Ownership and Holding Guidelines

In February 2012, our Compensation Committee adopted stock ownership guidelines for our executives at the level of vice president and above and for our directors. Our Compensation Committee, in consultation with F.W. Cook, determined that stock ownership guidelines are common among large public companies and are increasing in prevalence among mid-sized and smaller companies. The Compensation Committee also determined that stock ownership guidelines help align the interests of our executives with those of our stockholders and may act as a risk mitigation device.

The stock ownership guidelines are based on a multiple of base salary or annual cash retainer. Under the guidelines, our chief executive officer is required to own shares of our common stock with a value at least equal to four times his annual base salary. Each of our executive vice presidents (including our chief financial officer, chief operating officer and chief legal officer), senior vice presidents and vice presidents are required to own shares of our common stock with a value at least equal to two times, one times and one-half times such vice president’s annual base salary, respectively. Each non-employee director is required to own shares of our common stock with a value equal to four times his or her annual base cash retainer for Board service (not including amounts received for service on Board committees).

For purposes of these guidelines, “ownership” includes: (1) shares directly (not beneficially) owned; (2) shares directly (not beneficially) owned jointly by the individual and his or her spouse; (3) shares held in trust or other estate planning vehicle (e.g., family limited partnership) for the benefit of the individual and/or his or her family members; (4) shares equal to the number of vested deferred stock units credited to the individual under a deferred compensation arrangement; and (5) shares credited to the individual’s 401(k) plan account.

There is no specific time period within which the individual must attain the applicable stock ownership targets under the guidelines. Rather, starting on February 1, 2012, and until an individual comes into compliance with the guidelines, he or she is required to retain 50% percent of Net Profit Shares from each stock award on exercise, vesting or earn-out. “Net Profit Shares” means: (1) shares received on the vesting or issuance (as applicable) of full value stock awards (e.g., restricted stock, restricted stock units, performance shares) granted after these guidelines were adopted, net of the actual number of shares withheld or sold at vesting or issuance to cover taxes; and (2) shares received on the exercise of stock options granted after these guidelines were adopted, net of the actual number of shares tendered or sold at exercise to cover the exercise price and taxes related to exercise.

Change in Control and Severance Benefits

Under the terms of the employment agreements with each of our executive officers, either we or the executive may terminate the executive’s employment at any time. Each of our named executive officers is eligible, under the terms of his respective employment agreement, to receive, in exchange for a release of claims, severance benefits upon the termination of his employment either by us without cause or by him for good reason, with additional severance benefits provided in the event the termination is in connection with a change in control. The terms and conditions of severance provisions are discussed more fully in the section below under the heading “—Potential Payments upon Termination or Change in Control.” We do not provide any excise tax gross ups on change-in-control benefits.

These agreements reflect the negotiations with our named executive officers at the time we entered into the agreements, as well as our desire to have a consistent set of benefits across the executive team. Our Compensation Committee considers these severance benefits critical to attracting and retaining high-caliber executives. Additionally, our Compensation Committee believes that additional change-in-control severance benefits minimize the distractions to an executive in connection with a corporate transaction and reduce the risk that an executive officer departs our company before a transaction is completed. We believe that our existing arrangements allow our executive officers to focus on continuing normal business operations and, in the case of change-in-control benefits, on the success of a potential business combination, rather than worry about how business decisions that may be in our best interest will impact their own financial security. These existing arrangements help ensure stability among our executive officer ranks, and will help enable our executives to maintain a balanced perspective in making overall business decisions during periods of uncertainty.

Mr. Roddy’s employment with us terminated effective November 7, 2013. For a description of the terms of Mr. Roddy’s separation and severance benefits, see the heading “—Severance Payments to Mr. Roddy” below.

Employee Benefits

We provide broad-based medical insurance, dental insurance, vision coverage, life insurance and accidental death and dismemberment insurance benefits to our employees, including our named executive officers. We also provide our employees, including our named executive officers, with the opportunity to participate in our 401(k) plan. We match all eligible employee contributions dollar for dollar up to 5% of an employee’s salary, with a maximum match per employee of $12,750 in each calendar year. We believe these insurance and retirement savings benefits are consistent with practices of similarly sized companies and help to recruit and retain key talent at a minimal cost to us.

Our executive officers generally do not receive any supplemental retirement benefits or perquisites, except for limited perquisites provided on a case-by-case basis. In considering potential perquisites, the Compensation Committee compares the cost to the value of providing these benefits.

We have agreed to purchase and maintain a term life insurance policy in the face amount of $400,000 for Mr. Desch. These benefits are provided as a result of negotiations with Mr. Desch when his employment commenced with our subsidiary Iridium Holdings in 2006. With respect to the term life insurance policy, the Compensation Committee decided that rather than paying Mr. Desch this amount as severance upon death out of our general assets, it was more cost-effective to provide for these payments through insurance. This limited perquisite helped us to recruit Mr. Desch, and now it helps us to retain his services, at what the Compensation Committee believes is a minimal cost to us.

Deductibility of Executive Compensation Under Code Section 162(m)

Section 162(m) of the Code limits the amount that a public company may deduct from federal income taxes for remuneration paid to the chief executive officer and the three other most highly paid executive officers, other than the chief financial officer, up to $1.0 million per executive per year, unless certain requirements are met. While our Compensation Committee is mindful of the benefit to us of the full deductibility of compensation, our Compensation Committee believes that it should not be constrained by the requirements of Section 162(m) where those requirements would impair flexibility in compensating our executive officers in a manner that can best promote our corporate objectives. We intend to continue to compensate our executive officers in a manner consistent with the best interests of our company and our stockholders.

Accounting Considerations

The accounting impact of our executive compensation program is one of many factors that the Compensation Committee considers in determining the size and structure of that program.

Compensation Recovery Policy

Amounts paid and awards granted under our 2013 executive cash performance bonus plans, our 2013 employee cash performance bonus plan, our 2013 performance share program and our 2012 Plan, are subject to recoupment in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and any applicable regulations under the Act, any clawback policy the company adopts or as is required by applicable law. In addition, as a public company subject to the provisions of Section 304 of the Sarbanes-Oxley Act of 2002, if we are required as a result of misconduct to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, our chief executive officer and chief financial officer may be legally required to reimburse us for any bonus or other incentive-based or equity-based compensation they receive.

Risk Analysis of Our Compensation Plans

In early 2014, F.W. Cook conducted a risk assessment of our compensation policies in effect for 2013, and delivered a report to the Compensation Committee summarizing the results of their risk assessment. The Compensation Committee has reviewed the report and considered our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive or unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on our company. We design our compensation policies and programs to encourage our employees to remain focused on both our short- and long-term goals. For example, while our cash bonus plans measure performance on an annual basis, our equity awards typically vest over a number of years, which we believe encourages our employees to focus on sustained stock price appreciation, thus limiting the potential value of excessive risk-taking.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation earned by the named executive officers in 2011, 2012 and 2013. The named executive officers consist of our chief executive officer, our chief financial officer and our other three most highly compensated executive officers who were serving as executive officers at December 31, 2013, and one former executive officer whose employment terminated during 2013.

Name and Principal Position	Year	Salary($)	Bonus($)		Stock Awards ($)(1)	Option Awards($)(2)	Non-Equity Incentive Plan Compensation($)(3)	All Other Compensation($)		Total($)
Matthew J. Desch,	2013	771,718	—		448,800	448,800	458,400	14,094	(4)	2,141,812
Chief Executive Officer	2012	734,474	—		841,500	280,500	—	13,223		1,869,697
	2011	710,215	—		—	1,122,000	543,314	24,876		2,400,405
Thomas J. Fitzpatrick,	2013	453,995	—		200,000	200,000	224,728	14,094	(4)	1,092,817
Chief Financial Officer and Chief	2012	424,360	50,000	(5)	292,500	97,500	—	13,223		877,583
Administrative Officer	2011	412,000	50,000	(5)	—	374,000	262,650	13,765		1,112,415
S. Scott Smith,	2013	378,255	—		187,500	187,500	174,754	14,094	(4)	942, 103
Chief Operating Officer	2012	334,400	50,000	(5)	279,000	93,000	—	13,223		769,623
	2011	309,350	50,000	(5)	—	336,600	157,768	13,741		867,459
Bryan J. Hartin,	2013	300,000	25,000	(5)	—	376,650	118,800	5,719	(4)	826,169
Executive Vice President, Sales & Marketing
Thomas D. Hickey,	2013	312,966	—		165,000	165,000	123,935	14,094	(4)	780,995
Chief Legal Officer and Secretary
John M. Roddy,	2013	306,148	—		165,000	165,000	121,234	360,123	(7)	1,117,505
Former Executive Vice President for Global Operations and Product Development, Iridium Satellite(6)	2012	341,136	—		279,000	93,000	—	13,223		726,359
	2011	329,600	—		—	336,600	168,096	13,667		847,963

(1)	The amounts in this column reflect the grant date fair value that will be recognized in the applicable year and subsequent years for financial statement reporting purposes with respect to restricted stock units, or RSUs, and performance-based share grants granted in the applicable year. Assuming achievement of the maximum award for the executive’s performance-based shares granted in 2013, the values would be $673,200 for Mr. Desch, $300,000 for Mr. Fitzpatrick, $281,250 for Mr. Smith and $247,500 for Mr. Hickey. Assuming achievement of the maximum award for the executive’s performance-based shares granted in 2012, the values would be $1,122,000 for Mr. Desch, $390,000 for Mr. Fitzpatrick and $372,000 for each of Messrs. Roddy and Smith. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 10 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013. Mr. Roddy’s unvested awards were cancelled in connection with his departure in November 2013.
(2)	The amounts in this column reflect the grant date fair value that will be recognized in the applicable year and subsequent years for financial statement reporting purposes with respect to stock options granted in the applicable year. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Assumptions used in the calculation of these amounts are included in Note 10 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013. Following his departure in November 2013, Mr. Roddy’s outstanding options expired.
(3)	The amounts in this column reflect cash incentive bonuses earned during the respective year and paid during the first quarter of the following year.
(4)	Consists of 401(k) matching contributions and life, accident and long-term disability insurance premiums.
(5)	Represents a retention bonus.
(6)	Mr. Roddy departed the company effective November 7, 2013.
(7)	Includes $346,253 in severance payments, as well as 401(k) matching contributions and life, accident and long-term disability insurance premiums. For more information, see “—Severance Payments to Mr. Roddy” below.

Grants of Plan-Based Awards for 2013

The following table sets forth information relating to grants of plan-based incentive awards to the named executive officers in 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Matthew J. Desch		—	694,546	1,389,092
	3/01/13							178,804	6.08	448,800
	3/01/13				—	73,815	110,722			448,800
Thomas J. Fitzpatrick		—	340,496	680,992
	3/01/13							79,681	6.08	200,000
	3/01/13				—	32,894	49,341			200,000
S. Scott Smith		—	264,779	529,558
	3/01/13							74,701	6.08	187,500
	3/01/13				—	30,838	46,257			187,500
Bryan J. Hartin		—	180,000	360,000		—	—
	1/01/13							135,000	6.72	376,650
Thomas D. Hickey		—	187,780	375,560
	3/01/13							65,737	6.08	165,000
	3/01/13				—	27,138	40,707			165,000
John M. Roddy(2)		—	207,752	415,504
	3/01/13							65,737	6.08	165,000
	3/01/13				—	27,138	40,707			165,000

(1)	These amounts represent the target and maximum payments for each named executive officer under our 2013 executive cash performance bonus plan. There was no threshold amount under this program.
(2)	Mr. Roddy’s options were cancelled in connection with his departure in November 2013.

Outstanding Equity Awards at 2013 Year-End

The following table sets forth the equity-based awards held by the named executive officers that were outstanding on December 31, 2013.

Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date (2)	Number of shares or units of stock that have not vested #(3)	Market value of shares or units of stock that have not vested $(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested $(4)
Matthew J. Desch	—	178,804	6.08	03-01-2023
	36,631	47,100	7.56	03-01-2022
	206,250	93,750	8.31	02-21-2021
	400,000	—	8.73	11-19-2019
					20,871	130,444
							74,206	(5)	463,788 2012 Performance RSUs
							73,815	(6)	461,344 2013 Performance RSUs
Thomas J. Fitzpatrick	—	79,681	6.08	03-01-2023
	12,733	16,371	7.56	03-01-2022
	68,750	31,250	8.31	02-21-2021
	262,500	37,500	8.39	04-19-2020
					7,254	45,338
							25,793	(5)	161,206 2012 Performance RSUs
							32,894	(6)	205,588 2013 Performance RSUs
S. Scott Smith	—	74,701	6.08	03-01-2023
	12,145	15,616	7.56	03-01-2022
	61,875	28,125	8.31	02-21-2021
	118,125	16,875	8.39	04-19-2020
					6,920	43,250
							24,603	(5)	153,769 2012 Performance RSUs
							30,838	(6)	192,738 2013 Performance RSUs
Bryan J. Hartin	—	135,000	6.72	01-01-2023	—	—	—		—
Thomas D. Hickey	—	65,737	6.08	03-01-2023
	12,145	15,616	7.56	03-01-2022
	84,375	50,625	7.78	05-03-2021
					6,920	43,250
							24,603	(5)	153,769 2012 Performance RSUs
							27,138	(6)	169,613 2013 Performance RSUs
John M. Roddy(7)	10,410	—	7.56	03-01-2022
	56,250	—	8.31	02-21-2021

(1)	All options shown vest 25% on the first anniversary of their grant date, with the remaining 75% vesting thereafter in 12 equal quarterly installments.
(2)	The expiration date of each stock option occurs ten years from the date of grant.
(3)	These shares represent time-based RSUs outstanding at December 31, 2013 which vest as to 25% on the first anniversary of their grant date, with the remaining 75% vesting thereafter in 12 equal quarterly installments.
(4)	The market value amount is calculated based on the closing price of our common stock of $6.25 at December 31, 2013.
(5)	These shares represent performance-based share grants outstanding at December 31, 2013. The number of shares not yet earned is based on the target amount. The awards are also subject to time-based vesting, with 50% of the earned shares vesting upon the determination that the goals have been achieved, which would occur in the first quarter of 2014, and the remaining 50% vesting on March 1, 2015.
(6)	These shares represent performance-based share grants outstanding at December 31, 2013. The number of shares not yet earned is based on the target amount. The awards are also subject to time-based vesting, with 50% of the earned shares vesting upon the determination that the goals have been achieved, which would occur in the first quarter of 2015, and the remaining 50% vesting on March 1, 2016.
(7)	Mr. Roddy’s outstanding equity awards were either cancelled in connection with his departure in November 2013 or expired unexercised.

Option Exercises and Stock Vested in 2013

No named executive officer exercised stock options in 2013. The following table provides certain information with respect to RSU vesting for the named executive officers during 2013.

OPTION EXERCISES AND STOCK VESTED

Name	Stock Awards
	Number of shares acquired on vesting (#)(1)		Value realized on vesting ($)(2)
Matthew J. Desch	16,232	(3)	102,818
Thomas J. Fitzpatrick	5,642	(4)	35,738
S. Scott Smith	5,379	(5)	34,071
Bryan J. Hartin	—		—
Thomas D. Hickey	5,379	(5)	34,071
John M. Roddy	—		—

(1)	Consists of the vesting of service-based RSUs.
(2)	Based on a closing price of $6.08 on March 1, 2013, $7.34 on June 3, 2013, $6.60 on September 3, 2013 and $6.08 on December 2, 2013.
(3)	9,275 vested on March 1, 2013 and quarterly thereafter in equal installments of 2,319 on June 1, September 1 and December 1.
(4)	3,224 vested on March 1, 2013 and quarterly thereafter in equal installments of 806 on June 1, September 1 and December 1.
(5)	3,075 vested on March 1, 2013 and quarterly thereafter in equal installments of 768 on June 1, September 1 and December 1.

Employment Agreements

Matthew J. Desch. We entered into an employment agreement with Mr. Desch in September 2010 to replace his expiring employment agreement, pursuant to which he serves as our chief executive officer and a member of our Board. This agreement was immaterially amended in December 2010 to clarify certain terms of the agreement, including, among other reasons, for compliance with tax laws, and was further amended and restated in March 2011. The agreement, as amended, had an initial term through September 18, 2013 and automatically renews for successive one-year periods unless we or Mr. Desch give written notice of intent not to renew the agreement not less than six months prior to the renewal date. The employment agreement provided for an initial annual base salary with a required increase of $17,719 effective November 1, 2012, which is subject to further increase by the Board or Compensation Committee. Pursuant to his employment agreement, Mr. Desch is eligible to earn an annual incentive cash bonus, with a target bonus equal to 90% of his then-current base salary, with the actual amount of the bonus determined by our Compensation Committee and based upon performance goals set by such committee for the year.

Mr. Desch is eligible to participate in employee benefit plans made available to other senior executives. We were required to provide him with use of an automobile or a cash car allowance at our expense through November 1, 2012. In addition, we are required to purchase and maintain a term life insurance policy in the face amount of $400,000 for Mr. Desch.

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

Thomas J. Fitzpatrick. In connection with his hiring, we entered into an employment agreement with Mr. Fitzpatrick in March 2010, with such employment agreement effective April 5, 2010, pursuant to which he serves as our chief financial officer. This agreement was immaterially amended in December 2010 to clarify certain terms of the agreement, including, among other reasons, for compliance with tax laws. The employment agreement had an initial term of three years through April 5, 2013 and automatically renews for successive one-year periods unless we or Mr. Fitzpatrick give written notice of intent not to renew the agreement not less than six months prior to the renewal date. The employment agreement provided for an initial annual base salary, subject to increase by the Board or Compensation Committee. Pursuant to his employment agreement, Mr. Fitzpatrick is eligible to earn an annual incentive cash bonus, with a target bonus equal to 75% of his then-current base salary, with the actual amount of the bonus determined by our Compensation Committee and based upon performance goals set by such committee for the year. In addition, the agreement provided for the payment of a signing bonus in an amount equal to $50,000, paid on the effective date of the agreement, and retention bonuses in an amount equal to $50,000 each, to be paid on the first and second anniversaries of the effective date of the agreement. The last of these bonuses was paid in 2012.

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

S. Scott Smith. We entered into an employment agreement with Mr. Smith in March 2010. This agreement was immaterially amended in December 2010 to clarify certain terms of the agreement, including, among other reasons, for compliance with tax laws. The employment agreement had an initial term of three years through April 19, 2013, and automatically renews for successive one-year periods unless we or Mr. Smith give written notice of intent not to renew the agreement not less than 90 days prior to the renewal date. The employment agreement provided for an initial annual base salary, subject to increase by the Board or Compensation Committee. Pursuant to his employment agreement, Mr. Smith is eligible to earn an annual incentive cash bonus, with a target bonus equal to 60% of his then-current base salary, with the actual amount of the bonus determined by our Compensation Committee and based upon performance goals set by such committee for the year. In March 2013, the Compensation Committee increased Mr. Smith’s target bonus to 70% of his base salary. In addition, the agreement provided for the payment of a signing bonus in an amount equal to $50,000, paid on the effective date of the agreement, and retention bonuses in an amount equal to $50,000 each, to be paid on the first and second anniversaries of the effective date of the agreement. The last of these bonuses was paid in 2012.

Mr. Smith is eligible to participate in employee benefit plans made available to other senior executives.

In his employment agreement, Mr. Smith has agreed not to compete with us or solicit our employees for alternative employment during his employment with us and for a period of one year after termination of his employment for any reason.

Mr. Smith’s employment agreement provides for payments upon specified terminations of his employment. For a description of these termination provisions, whether or not following a change in control, and a quantification of benefits that he would receive, see the heading “—Potential Payments upon Termination or Change in Control” below.

Bryan J Hartin. We entered into an employment agreement with Mr. Hartin in December 2012. The employment agreement provided for an initial annual base salary, subject to increase by the Board or Compensation Committee. Pursuant to his employment agreement, Mr. Hartin is eligible to earn an annual incentive cash bonus, with a target bonus equal to 60% of his then-current base salary, with the actual amount of the bonus determined by our Compensation Committee and based upon performance goals set by such committee for the year.

Mr. Hartin is eligible to participate in employee benefit plans made available to other senior executives.

In his employment agreement, Mr. Hartin has agreed not to compete with us or solicit our employees for alternative employment during his employment with us and for a period of one year after termination of his employment, if he is receiving severance payments during such period.

Mr. Hartin’s employment agreement provides for payments upon specified terminations of his employment, including in connection with a change in control. For a description of these termination provisions, see “—Potential Payments upon Termination or Change in Control.”

Thomas D. Hickey. We entered into an employment agreement with Mr. Hickey in April 2011. The employment agreement provided for an initial annual base salary, subject to increase by the Board or Compensation Committee. Pursuant to his employment agreement, Mr. Hickey is eligible to earn an annual incentive cash bonus, with a target bonus equal to 60% of his then-current base salary, with the actual amount of the bonus determined by our Compensation Committee and based upon performance goals set by such committee for the year.

Mr. Hickey is eligible to participate in employee benefit plans made available to other senior executives.

In his employment agreement, Mr. Hickey has agreed not to compete with us or solicit our employees for alternative employment during his employment with us and for a period of one year after termination of his employment, if he is receiving severance payments during such period.

Mr. Hickey’s employment agreement provides for payments upon specified terminations of his employment, including in connection with a change in control. For a description of these termination provisions, see “—Potential Payments upon Termination or Change in Control.”

John M. Roddy. Iridium Satellite entered into an employment agreement with Mr. Roddy in December 2010, which superseded and replaced his employment letter agreement, which Iridium Satellite previously entered into on August 1, 2007, as amended on December 31, 2008. The employment agreement provided for an initial annual base salary, subject to increase by the Board or Compensation Committee. Pursuant to his employment agreement, Mr. Roddy was eligible to earn an annual incentive cash bonus, with a target bonus equal to 60% of his then-current base salary, with the actual amount of the bonus determined by our Compensation Committee and based upon performance goals set by such committee for the year.

Mr. Roddy was eligible to participate in employee benefit plans made available to other senior executives.

In his employment agreement, Mr. Roddy agreed not to compete with us or solicit our employees for alternative employment during his employment with us and for a period of one year after termination of his employment for any reason.

Mr. Roddy’s employment agreement provided for payments upon specified terminations of his employment. For a description of these termination provisions, whether or not following a change in control, and a quantification of benefits that he received, see the heading “—Severance Payments to Mr. Roddy” below.

Potential Payments upon Termination or Change in Control

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

Termination without cause, for good reason or in connection with a change in control. In the event that we terminate Mr. Desch’s employment without cause, or Mr. Desch terminates his employment for good reason (as these terms are defined in his employment agreement), he will be entitled to receive a sum equal to (i) 18 months of his then-current base salary and (ii) an amount equal to his bonus for the year in which his employment is terminated, based on the actual achievement of the performance goals, pro-rated for the portion of the year that he was employed by us. He also will receive payment of his COBRA premiums (or, if required for us to comply with nondiscrimination rules, a taxable cash payment equal to the amount of his COBRA premiums) until the earlier of (a) 12 months from separation, (b) the expiration of COBRA eligibility or (c) the date he or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment. In the event that such termination occurs within the 12-month period commencing on a change in control (as defined in our 2009 stock incentive plan), then the cash severance amounts described above shall be paid to him in a single lump sum and in addition to such cash severance payment, 100% of his then-outstanding stock options and other equity awards will become vested and exercisable, as applicable, pursuant to the terms of the applicable equity award agreements.

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

Termination without cause, for good reason or in connection with a change in control. In the event that we terminate Mr. Fitzpatrick’s employment without cause, or Mr. Fitzpatrick terminates his employment for good reason (as these terms are defined in his employment agreement), he will be entitled to receive a sum equal to (i) one times his then-current base salary and (ii) one times his then-current target bonus, such sum payable in equal installments over a period of 12 months. He will also receive payment of his COBRA premiums (or, if required for us to comply with nondiscrimination rules, a taxable cash payment equal to the amount of his COBRA premiums) until the earlier of (a) 12 months from separation, (b) the expiration of COBRA eligibility or (c) the date he or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment. In the event that such termination occurs within the 12-month period commencing on a change in control (as defined in the 2009 Plan), then the cash severance amounts described above shall be paid to him in a single lump sum, and in addition to such cash severance payment, 100% of his then-outstanding stock options and other equity awards will become vested and exercisable, as applicable, pursuant to the terms of the applicable equity award agreements.

These severance payments and benefits are subject to Mr. Fitzpatrick executing, delivering and not revoking a release of claims in favor of our company.

S. Scott Smith. Mr. Smith’s employment agreement, described above, provides that he may be terminated by us for any reason upon written notice. However, the employment agreement provides for payments to him in the event of the termination of his employment in specified termination situations.

Termination without cause, for good reason or in connection with a change in control. In the event that we terminate Mr. Smith’s employment without cause, or Mr. Smith terminates his employment for good reason (as these terms are defined in his employment agreement), he will be entitled to receive a severance benefit consisting of (i) one times his then-current base salary, (ii) one times his then-current target bonus, such sum payable in equal installments over a period of 12 months, (iii) payment of his COBRA premiums (or, if required for us to comply with nondiscrimination rules, a taxable cash payment equal to the amount of his COBRA premiums) for the lesser of (a) 12 months from separation, (b) the expiration of COBRA eligibility or (c) the date he or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment and (iv) full vesting of his equity awards in the event of termination within 12 months after a change in control.

These severance payments and benefits are subject to Mr. Smith executing, delivering and not revoking a release of claims in favor of our company.

Bryan J. Hartin. Mr. Hartin’s employment agreement provides that he may be terminated by the company for any reason upon written notice. However, the employment agreement provides for payments to him in the event of the termination of his employment in specified termination situations.

Termination without cause, for good reason or in connection with a change in control. In the event that we terminates Mr. Hartin’s employment without cause, or Mr. Hartin terminates his employment for good reason (as these terms are defined in his employment agreement), he will be entitled to receive a sum equal to (i) one times his then-current base salary and (ii) an amount equal to his bonus for the year in which his employment is terminated, based on the actual achievement of the performance goals, pro-rated for the portion of the year that he was employed by us, paid in equal installments on our company’s normal payroll schedule over the remainder of the 12-month severance period after the date we determine actual performance and the amount of bonus that would have been earned based on such performance. He will also receive payment of his COBRA premiums (or, if required for the company to comply with nondiscrimination rules, a taxable cash payment equal to the amount of his COBRA premiums) until the earlier of (a) 12 months from separation, (b) the expiration of COBRA eligibility or (c) the date he or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self employment. In the event that such termination occurs within the 12-month period commencing on a change in control (as defined in the company’s 2009 stock incentive plan), then the base salary amount described above shall be paid to him in a single lump sum, the bonus amount described above shall not be pro-rated, and in addition to such cash severance payment, 100% of his then-outstanding stock options and other equity awards will become vested and exercisable, as applicable, pursuant to the terms of the applicable equity award agreements.

These severance payments and benefits are subject to Mr. Hartin executing, delivering and not revoking a release of claims in favor of our company.

Thomas D. Hickey. Mr. Hickey’s employment agreement, described above, provides that he may be terminated by us for any reason upon written notice. However, the employment agreement provides for payments to him in the event of the termination of his employment in specified termination situations.

Termination without cause, for good reason or in connection with a change in control. In the event that we terminate Mr. Hickey’s employment without cause, or Mr. Hickey terminates his employment for good reason (as these terms are defined in his employment agreement), he will be entitled to receive a sum equal to (i) one times his then-current base salary and (ii) an amount equal to his bonus for the year in which his employment is terminated, based on the actual achievement of the performance goals, pro-rated for the portion of the year that he was employed by us, paid in equal installments on our company’s normal payroll schedule over the remainder of the 12-month severance period after the date we determine actual performance and the amount of bonus that would have been earned based on such performance. He will also receive payment of his COBRA premiums (or, if required for the company to comply with nondiscrimination rules, a taxable cash payment equal to the amount of his COBRA premiums) until the earlier of (a) 12 months from separation, (b) the expiration of COBRA eligibility or (c) the date he or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self employment. In the event that such termination occurs within the 12-month period commencing on a change in control (as defined in our 2009 stock incentive plan), then the base salary amount described above shall be paid to him in a single lump sum, the bonus amount described above shall not be pro-rated, and in addition to such cash severance payment, 100% of his then-outstanding stock options and other equity awards will become vested and exercisable, as applicable, pursuant to the terms of the applicable equity award agreements.

These severance payments and benefits are subject to Mr. Hickey executing, delivering and not revoking a release of claims in favor of our company.

Estimated Current Value of Post-Employment Severance Benefits

The following table shows estimated payments that would be made to each named executive officer in the event of a termination of employment under various termination situations, assuming the applicable termination event occurred on December 31, 2013.

Executive	Death ($)		Termination for Good Reason or Without Cause – No Change in Control ($)		Termination for Good Reason or Without Cause – Change in Control ($)
Matthew J. Desch	458,400	(1)	1,627,484	(2)	2,713,456	(3)
Thomas J. Fitzpatrick	—		836,746	(4)	1,262,423	(5)
S. Scott Smith	—		701,226	(4)	1,103,681	(6)
Bryan J. Hartin	—		435,248	(7)	435,248	(8)
Thomas D. Hickey	—		453,349	(7)	831,155	(8)

(1)	Represents a pro rata bonus.
(2)	Consists of (a) 18 months of base salary paid in equal installments on our company’s normal payroll schedule; and (b) a pro rata bonus based on actual achievement, paid in equal installments on our company’s normal payroll schedule over a period of 12 months following separation, except that any amounts payable on such schedule prior to the date we determine actual performance shall be paid in a lump sum upon such determination; and (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment.
(3)	Consists of (a) 18 months of base salary paid in a single lump sum; (b) a pro rata bonus based on actual achievement, paid in a single lump sum on March 15 of the year following the year in which separation occurs; (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment; and (d) immediate vesting upon separation of all then-outstanding equity awards.
(4)	Consists of (a) 12 months of base salary paid in equal installments on our company’s normal payroll schedule; (b) annual bonus at target level paid in equal installments on our company’s normal payroll schedule over the 12 months following separation; and (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment.
(5)	Consists of (a) 12 months of base salary paid in a single lump sum; (b) annual bonus at target level paid in a single lump sum a single lump sum; (b) a pro rata bonus based on actual achievement, paid in a single lump sum on March 15 of the year following the year in which separation occur; (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment; and (d) immediate vesting upon separation of all then-outstanding equity awards.
(6)	Consists of (a) 12 months of base salary paid in equal installments on our company’s normal payroll schedule; (b) annual bonus at target level paid in equal installments on our company’s normal payroll schedule; (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment; and (d) immediate vesting upon separation of all then-outstanding equity awards.
(7)	Consists of (a) 12 months of base salary paid in equal installments on our company’s normal payroll schedule; (b) a pro rata bonus based on actual achievement, paid in equal installments on our company’s normal payroll schedule over the remainder of the 12-month severance period after the date we determine actual performance and the amount of bonus that would have been earned based on such performance; and (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment.
(8)	Consists of (a) 12 months of base salary paid in a single lump sum; (b) a bonus based on actual achievement as though the executive were employed for the full year in which the termination occurred, paid in equal installments on our normal payroll schedule over the remainder of the 12-month severance period after the date we determine actual performance and the amount of bonus that would have been earned based on such performance; (c) continuation of health benefits for employee and eligible dependents until earlier of (i) 12 months from separation, (ii) the expiration of COBRA eligibility, or (iii) the date the employee or his dependents become eligible for substantially equivalent health insurance coverage through new employment or self-employment; and (d) immediate vesting upon separation of all then-outstanding equity awards.

Severance Payments to Mr. Roddy

Mr. Roddy departed the company effective November 7, 2013. In November 2013, Mr. Roddy entered into a severance agreement with us, which included a release of all claims against us. Under this agreement, Mr. Roddy is entitled to severance benefits consisting of (i) an amount equal to 12 months of his current base salary, paid according to Iridium Satellite’s normal payroll schedule, (ii) an amount equal to the annual bonus for the current year that he would have earned had he remained employed through the bonus payment date, based on actual achievement of the designated performance metrics, pro-rated based on the number of days served in the current year, (iii) up to 12 months’ of premiums to continue his health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, and (iv) reimbursement of certain moving and related expenses if he relocates within 12 months following the date of his termination. We expect to pay Mr. Roddy approximately $483,017 in severance under this agreement, which amount is substantially the same as he would have received under his employment agreement.

Director Compensation

The table below provides summary information concerning compensation paid or accrued by us during 2013 to or on behalf of our directors for services rendered during 2013. Messrs. Desch, Fitzpatrick and Smith, who are named executive officers in addition to being directors, did not receive any separate compensation for service in their capacity as a director, and accordingly they are not included in this table.

In late 2009 and again in 2011, the Compensation Committee engaged F.W. Cook to conduct a review of non-employee director compensation programs among our peer companies and make recommendations for our director compensation program. F.W. Cook’s report provided competitive analyses of director compensation programs using our peer group, a discussion of emerging trends in director compensation and recommendations for our program. F.W. Cook updated this study in the fall of 2013 for compensation decisions with respect to 2014 in connection with its review of the design and competitive positioning of our compensation programs for our executive officers and non-employee directors.

Based on F.W. Cook’s 2009 report, we adopted a compensation policy for non-employee directors effective January 1, 2010 that has been reapproved annually by our Board. Under this policy, each non-employee director is eligible to receive an annual retainer of $140,000 for serving on the Board. In addition, an annual retainer of $50,000 is awarded for serving as the Chairman of the Board, an annual retainer of $20,000 is awarded for serving as the Chairman of the Audit Committee, an annual retainer of $15,000 is awarded for serving as the Chairman of the Compensation Committee, and an annual retainer of $7,500 is awarded for serving as the Chairman of the Nominating and Corporate Governance Committee.

At the annual election of each non-employee director, the $140,000 retainer for serving on the Board may be paid entirely in stock options, RSUs or some combination of these instruments and up to $50,000 in cash. In addition, at the election of the non-employee director, the retainers for serving as Chairman of the Board or chairman of a committee may be paid in either RSUs, cash or a combination of both. Any cash component of the compensation is paid, and any equity component vests, on a quarterly basis. Until six months after the termination of the director’s service or upon a specified change in control of our company, if it occurs earlier, the directors may not sell any of these shares of restricted stock or stock acquired upon the exercise of these options and may not settle any of these RSUs.

The following table sets forth summary information concerning compensation paid or accrued by us during 2013 to or on behalf of our non-employee directors for services rendered during 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($) (1)(2)	Total ($)
J. Darrel Barros	50,000	90,000	—	140,000
Scott L. Bok(3)	57,500	90,000	—	147,500
Thomas C. Canfield	—	140,000	—	140,000
Peter M. Dawkins	49,000	91,000	—	140,000
Alvin B. Krongard	7,500	—	140,000	147,500
Robert H. Niehaus	75,000	73,462	41,538	190,000
Eric T. Olson	50,000	90,000	—	140,000
Steven B. Pfeiffer	65,000	90,000	—	155,000
Parker W. Rush	59,000	101,000	—	160,000

(1)	Consists of a single grant to each director on January 4, 2013. These amounts represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718 but excluding estimated forfeitures, of restricted stock unit and option awards issued pursuant to the non-employee director compensation policy. The grant date fair value of these awards was calculated using the closing price of our common stock of $6.86 on the grant date of January 4, 2013 multiplied by the applicable number of shares granted to each non-employee director. Assumptions used in the calculation of those amounts are included in Note 2 to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013. These amounts do not correspond to the actual value that may be realized by the director upon vesting of such awards. Such awards vested in four equal quarterly installments on the last day of each calendar quarter during 2013.
(2)	The aggregate number of option awards outstanding at December 31, 2013 and held by each non-employee director was as follows: 0 shares for Messrs. Barros, Canfield, Dawkins, Olson and Rush; 70,876 shares for Mr. Bok; 152,846 shares for Mr. Krongard; 8,861 shares for Mr. Pfeiffer; and 29,311 for Mr. Niehaus.
(3)	Mr. Bok’s term as a director expired on May 9, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of March 23, 2014 by (i) each director, (ii) each of the executive officers named in the Summary Compensation Table, (iii) all of our executive officers and directors as a group and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percentage (%)
5% Holders
Baralonco Limited(2)	12,930,110	16.7
Van Berkom & Associates Inc.(3)	4,020,067	5.2
The Vanguard Group(4)	4,058,620	5.3
Avenir Corporation(5)	4,031,645	5.2

Executive Officers and Directors
Matthew J. Desch(6)	1,000,454	1.3
Thomas J. Fitzpatrick(7)	439,979	*
S. Scott Smith(8)	254,622	*
Bryan J. Hartin(9)	42,187	*
Thomas D. Hickey(10)	135,268	*
Robert H. Niehaus(11)	565,042	*
Thomas C. Canfield(12)	137,149	*
Brigadier Gen. Peter M. Dawkins (Ret.)(13)	52,209	*
Alvin B. Krongard(14)	202,092	*
Eric T. Olson(15)	32,246	*
Steven B. Pfeiffer(16)	55,234	*
J. Darrel Barros(17)	51,637	*
Parker W. Rush(18)	111,052	*
All current directors and executive officers as a group (17 persons)(19)	3,654,530	4.6

*	Less than 1% of the outstanding shares of common stock.
(1)	This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 76,838,663 shares outstanding on March 23, 2014. Shares of common stock issuable under options or warrants that are exercisable as of March 23, 2014 or within 60 days of March 23, 2014, and shares underlying restricted stock units, or RSUs, that are vested as of March 23, 2014 or will vest within 60 days of March 23, 2014, are deemed beneficially owned, and such shares are used in computing the percentage ownership of the person holding the options, warrants or RSUs, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	This information has been obtained from Form 4s filed on October 5, 2012 and November 26, 2012 by Baralonco Limited and its sole owner, Khalid bin Abdullah bin Abdulrahman and includes 530,110 shares issuable upon conversion of 50,000 shares of our 7% Series A Cumulative Perpetual Convertible Preferred Stock. The principal business address of Baralonco Limited is: Craigmuir Chambers, P.O. Box 71, Road Town, Tortola, British Virgin Islands VG1110.
(3)	This information has been obtained from a Schedule 13G filed on February 5, 2014 by Van Berkom & Associates Inc. The principal business address of Van Berkom & Associates Inc. is 130 Sherbrooke Street West, Suite 1005, Montreal, A8 H3A 2M8.
(4)	This information has been obtained from a Schedule 13G filed on February 11, 2014 by The Vanguard Company. The principal business address of The Vanguard Group is P.O. Box 2600, Valley Forge, Pennsylvania 19482.
(5)	This information has been obtained from a Schedule 13D filed on November 13, 2013 by Avenir Corporation. The principal business address of Avenir is 1775 Pennsylvania Avenue NW, Suite 650, Washington, DC 20006.
(6)	Includes 730,316 shares issuable upon exercise of stock options exercisable within 60 days of March 23, 2014.
(7)	Includes 415,722 shares issuable upon exercise of stock options exercisable within 60 days of March 23, 2014.

(8)	Includes 240,680 shares issuable upon exercise of stock options exercisable within 60 days of March 23, 2014.
(9)	Consists of 42,187 shares issuable upon exercise of stock options exercisable within 60 days of March 23, 2014.
(10)	Includes 131,564 shares issuable upon exercise of stock options exercisable within 60 days of March 23, 2014.
(11)	Includes 43,255 shares issuable upon exercise of stock options exercisable within 60 days of March 23, 2014 and 49,511 shares underlying RSUs that vest but are not released within 60 days of March 23, 2014. Shares underlying all vested RSUs will be released six months following the termination of Mr. Niehaus’ service.
(12)	Includes 80,323 shares underlying RSUs that vest but are not released within 60 days of March 23, 2014. Shares underlying all vested RSUs will be released six months following the termination of Mr. Canfield’s service.
(13)	Consists of 52,209 shares underlying RSUs that vest but are not released within 60 days of March 23, 2014. Shares underlying all vested RSUs will be released six months following the termination of Mr. Dawkins service.
(14)	Includes 166,790 shares issuable upon exercise of stock options exercisable within 60 days of March 23, 2014 and 302 shares underlying RSUs that vest but are not released within 60 days of March 23, 2014. Shares underlying all vested RSUs will be released six months following the termination of Mr. Krongard’s service. Excludes 115,233 shares held by The Krongard Irrevocable Equity Trust dated June 30, 2009, a trust held for the benefit of Mr. Krongard’s children of which Mr. Krongard’s wife is the trustee. Mr. Krongard disclaims beneficial ownership of any shares held by The Krongard Irrevocable Equity Trust dated June 30, 2009.
(15)	Consists of 32,246 shares underlying RSUs that vest but are not released within 60 days of March 23, 2014. Shares underlying all vested RSUs will be released six months following the termination of Mr. Olson’s service.
(16)	Consists of 8,861 shares issuable upon the exercise of stock options exercisable within 60 days of March 23, 2014 and 46,373 shares underlying RSUs that vest but are not released within 60 days of March 23, 2014. Shares underlying all vested RSUs will be released six months following the termination of Mr. Pfeiffer’s service.
(17)	Consists of 51,636 shares underlying RSUs that vest but are not released within 60 days of March 23, 2014. Shares underlying all vested RSUs will be released six months following the termination of Mr. Barros’ service.
(18)	Includes 60,326 shares underlying RSUs that vest but are not released within 60 days of March 23, 2014. Shares underlying all vested RSUs will be released six months following the termination of Mr. Rush’s service.
(19)	Includes 2,207,979 shares issuable upon the exercise of stock options exercisable within 60 days of March 23, 2014 and 372,928 shares underlying RSUs that vest but are not released within 60 days of March 23, 2014. See footnotes 6 through 18.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	7,673,548	$6.36	5,447,316
Equity compensation plans not approved by security holders(2):	—	—	—

Total	7,673,548	$6.36	5,447,316

(1)	Includes 1,490,254 shares issuable upon the settlement of restricted stock units without consideration. The weighted average exercise price of the outstanding options and rights other than these restricted stock units is $7.89. There are no warrants outstanding under our equity compensation plan.
(2)	We do not maintain any equity compensation plans that are not approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

DIRECTOR INDEPENDENCE

As required under NASDAQ listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. Consistent with these considerations, after review of all relevant identified transactions or relationships between each of our directors and the new director nominee, or any of their respective family members, and us, our senior management and our independent registered public accounting firm, the Board has affirmatively determined that the following eight currently serving directors are independent directors within the meaning of the applicable NASDAQ listing standards: Messrs. Barros, Canfield, Dawkins, Krongard, Niehaus, Olson, Pfeiffer and Rush. In making this determination, the Board found that none of these directors or the new director nominee had a material or other disqualifying relationship with us. Messrs. Desch, Fitzpatrick and Smith are not independent directors by virtue of their positions as executive officers of our company.

Item 14.	Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2013 and December 31, 2012 by Ernst & Young LLP, or EY, our principal accountant.

	Year Ended December 31,
	2013	2012
Audit fees(1)	$956,984	$1,026,457
Audit-related fees	—	—
Tax fees(2)	63,949	78,287
All other fees	—	—

Total fees	$1,020,933	$1,104,744

(1)	Fees for audit services included fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, statutory audits required internationally, and fees related to registration statements.
(2)	Tax fees included fees for tax compliance, tax advice and tax planning.

All fees described above were pre-approved by the Audit Committee.

PRE-APPROVAL POLICY AND PROCEDURES

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally requires pre-approval of specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by EY is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Financial Statements

Financial information can be found in Item 8 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

(2) Financial Statement Schedules

The financial statement schedules are not included here because required information is included in the consolidated financial statements n Item 8 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

(3) Exhibits

The exhibits that are filed or furnished with this report or that are incorporated by reference herein are set forth in the Exhibit Index beginning on page I-1, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: March 28, 2014	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ MATTHEW J. DESCH Matthew J. Desch	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2014

/s/ THOMAS J. FITZPATRICK Thomas J. Fitzpatrick	Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial Officer)	March 28, 2014

/s/ RICHARD P. NYREN Richard P. Nyren	Vice President and Corporate Controller (Principal Accounting Officer)	March 28, 2014

/s/ ROBERT H. NIEHAUS Robert H. Niehaus	Director and Chairman of the Board	March 28, 2014

/s/ J. DARREL BARROS J. Darrel Barros	Director	March 28, 2014

/s/ THOMAS C. CANFIELD Thomas C. Canfield	Director	March 28, 2014

/s/ PETER M. DAWKINS Peter M. Dawkins	Director	March 28, 2014

/s/ ALVIN B. KRONGARD Alvin B. Krongard	Director	March 28, 2014

/s/ ERIC T. OLSON Eric T. Olson	Director	March 28, 2014

/s/ STEVEN B. PFEIFFER Steven B. Pfeiffer	Director	March 28, 2014

/s/ PARKER W. RUSH Parker W. Rush	Director	March 28, 2014

/s/ S. SCOTT SMITH S. Scott Smith	Director	March 28, 2014

EXHIBIT INDEX

Exhibit No.	Document
3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

3.2	Certificate of Designations of Iridium Communications Inc. filed on October 3, 2012 with the Secretary of State of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the 7% Series A Cumulative Perpetual Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2012.

3.3	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2008.

4.3	Warrant Agreement for $11.50 Warrants between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.4	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.1†	Supplemental Agreement dated as of August 1, 2012 between Iridium Satellite LLC and Société Générale, as COFACE Agent, amending and restating the COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.2	Amendment, dated as of July 26, 2013, to COFACE Facility Agreement, dated as of October 4, 2010, by and among Iridium Communications Inc., Iridium Satellite LLC, the other Obligors party thereto, the Lenders party thereto, the COFACE Agent and Deutsche Bank Trust Company Americas, as Security Agent and U.S. Collateral Agent, as amended and restated by the Supplemental Agreement dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on October 31, 2013.

10.3	Amendment, dated as of October 30, 2013, to COFACE Facility Agreement, dated as of October 4, 2010, by and among Iridium Communications Inc., Iridium Satellite LLC, the other Obligors party thereto, the Lenders party thereto, the COFACE Agent and Deutsche Bank Trust Company Americas, as Security Agent and U.S. Collateral Agent, as amended and restated by the Supplemental Agreement dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.4	Security Agreement, dated as of October 13, 2010, between the Registrant, Iridium Satellite LLC, Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, SE Licensing LLC, Iridium Government Services LLC, Iridium Constellation LLC, Syncom-Iridium Holdings Corp. and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.5	Pledge Agreement, dated as of October 13, 2010, between the Registrant, Syncom-Iridium Holdings Corp., Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Satellite LLC, Iridium Constellation LLC and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.6	Stock Pledge Agreement, dated as of October 13, 2010, between the Registrant and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

Exhibit No.	Document
10.7†	Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC, Iridium Satellite LLC, NAV CANADA and NAV CANADA Satellite, Inc., dated as of November 19, 2012, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2013.

10.8†	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC, Iridium Satellite LLC, NAV CANADA and NAV CANADA Satellite, Inc., dated as of June 27, 2013, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on August 1, 2013.

10.9	Subscription Agreement for Preferred Interests between Aireon LLC and Enav S.p.A., dated as of December 20, 2013, incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.10	Subscription Agreement for Preferred Interests between Aireon LLC and Naviair, dated as of December 20, 2013, incorporated herein by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.11	Subscription Agreement for Preferred Interests between Aireon LLC and Irish Aviation Authority Limited, dated as of December 20, 2013, incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.12	Amended and Restated Subscription Agreement for Preferred Interests between Aireon LLC and NAV CANADA Satellite, Inc., dated as of December 20, 2013, incorporated herein by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.13†	Settlement Agreement between Iridium Holdings LLC, Iridium Satellite LLC, the Registrant and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.14†	Security Agreement, dated as of September 30, 2010, between Iridium Satellite LLC and Deutsche Bank Trust Company Americas, acting as Collateral Agent, incorporated by reference to Exhibit C to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.15	Guaranty, dated as of September 30, 2010, by Iridium Holdings LLC and the Registrant in favor of Motorola, Inc., incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.16	Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.17	Amendment No. 1 to Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of December 30, 2010, incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.18†	System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.19	Supplemental Subscriber Equipment Technology Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.20†	Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 1, 2010, incorporated by reference to Annex 1 to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on October 29, 2010.

10.21†	Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 14, 2011.

10.22†	Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

Exhibit No.	Document
10.23†	Amendment No. 3 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2010, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.24†	Amendment No. 4 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated as of April 29, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.25†	Amendment No. 5 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 12, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011.

10.26†	Amendment No. 6 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 24, 2011, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.27†	Amendment No. 7 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 12, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.28†	Amendment No. 8 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 13, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.29†	Amendment No. 9 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q filed with the SEC on August 2, 2012.

10.30†	Amendment No. 10 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q filed with the SEC on August 2, 2012.

10.31†	Amendment No. 11 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 3, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.32†	Amendment No. 12 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 6, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.33†	Amendment No. 13 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2012, incorporated herein by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2013.

10.34†	Amendment No. 14 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated November 8, 2012, incorporated herein by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2013.

10.35†	Amendment No. 15 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 11, 2013, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on October 31, 2013.

10.36†	Amendment No. 16 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 24, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on October 31, 2013.

10.37†	Amendment No. 17 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 20, 2013, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on October 31, 2013.

10.38†	Amendment No. 18 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 21, 2013, incorporated herein by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

Exhibit No.	Document
10.39†	Amendment No. 19 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 29, 2013, incorporated herein by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.40†	Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated March 19, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.41†	Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.42†	Amendment No. 2 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., effective as of August 1, 2012, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.43†	Amendment No. 3 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of May 9, 2013, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on October 31, 2013.

10.44†	Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 14, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.45†	Amendment No. 1 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of September 25, 2012 and effective as of June 13, 2013, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on August 1, 2013.

10.46†	Amendment No. 2 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on August 1, 2013.

10.47†	Amendment No. 3 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 13, 2013, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q for filed with the SEC on August 1, 2013.

10.48†	Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of June 19, 2012, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on September 12, 2012.

10.49†	Amendment No. 1 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of July 31, 2012, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.50†	Amendment No. 2 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of September 4, 2012, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.51	Amendment No. 3 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of March 18, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 10-Q filed with the SEC on May 2, 2013.

10.52†	Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, dated as of May 28, 2010, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.53	Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.54†	Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September 7, 2010, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

Exhibit No.	Document
10.55	Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.56	Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.57	Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.58†	Amended and Restated Contract Boeing No. BSC-2000-001 between Iridium Constellation LLC and The Boeing Company for Transition, Operations and Maintenance, Engineering Services, and Re-Orbit of the Iridium Communications System, dated as of May 28, 2010, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.59††	Contract for Enhanced Mobile Satellite Services between Iridium Satellite LLC and the Defense Information Systems Agency, effective October 22, 2013, incorporated herein by reference to Exhibit 10.59 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.60	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.61†	Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.62*	Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.63*	Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.64*	Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.65*	Employment Agreement between the Registrant and S. Scott Smith, dated as of March 2010, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.66*	Amendment to Employment Agreement between the Registrant and S. Scott Smith, dated as of December 31, 2010, incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.67*	Employment Agreement between the Registrant and John Roddy, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2011.

10.68*	Employment Agreement between the Registrant and Donald L. Thoma, dated as of December 31, 2010, incorporated herein by reference to Exhibit 10.68 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.69*	Employment Agreement between the Registrant and Bryan J. Hartin, dated as of December 10, 2012, incorporated herein by reference to Exhibit 10.69 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.70*	Employment Agreement between the Registrant and Thomas D. Hickey, dated as of April 29, 2011, incorporated herein by reference to Exhibit 10.70 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.71*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.72	Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed with the SEC on February 4, 2008.

Exhibit No.	Document
10.73*	Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.74*	Form of Restricted Stock Unit Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.75*	Performance Share Program established under the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

10.76*	Form of Performance Share Award Agreement for use in connection with the Performance Share Program established under the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

10.77*	Form of Stock Option Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.78*	Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.79*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.80*	Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the SEC on April 10, 2012.

10.81*	Forms of Stock Option Grant Notice and Stock Option Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.82*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.83*	Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.84*	Iridium Communications Inc. 2013 Executive Cash Performance Bonus Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2013.

10.85*	Aireon LLC 2013 Cash Performance Bonus Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2013.

21.1	List of Subsidiaries, incorporated herein by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

23.1**	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

Exhibit No.	Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
*	Denotes compensatory plan, contract or arrangement.
**	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.