Form 10-Q
period 2014-03-31
Iridium Communications Inc.
filed 2014-05-01
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 28, 2014 was 76,838,663.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,484	$186,342
Marketable securities	70,724	76,647
Accounts receivable, net	58,356	54,758
Inventory	29,385	29,532
Deferred tax assets, net	4,989	9,076
Income tax receivable	692	685
Prepaid expenses and other current assets	12,852	12,518
Total current assets	361,482	369,558
Property and equipment, net	1,626,149	1,575,579
Restricted cash	94,573	81,223
Other assets	11,668	8,909
Intangible assets, net	54,190	57,452
Deferred financing costs	128,356	130,036
Goodwill	87,039	87,039
Total assets	$2,363,457	$2,309,796

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,437	$12,934
Accrued expenses and other current liabilities	40,794	39,209
Interest payable	20,047	7,989
Deferred revenue	39,730	41,367
Total current liabilities	107,008	101,499
Accrued satellite operations and maintenance expense, net of current portion	16,054	16,389
Credit facility	1,064,487	1,039,203
Deferred tax liabilities, net	208,637	202,825
Other long-term liabilities	10,960	10,385
Total liabilities	1,407,146	1,370,301

Commitments and contingencies

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized, issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 76,839 and 76,690 shares issued and outstanding, respectively	77	77
Additional paid-in capital	803,069	801,262
Retained earnings	153,638	138,845
Accumulated other comprehensive loss, net of taxes	(473)	(689)
Total stockholders' equity	956,311	939,495
Total liabilities and stockholders' equity	$2,363,457	$2,309,796

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue:
Services	$73,430	$68,787
Subscriber equipment	20,157	17,331
Engineering and support services	4,445	3,071
Total revenue	98,032	89,189

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	14,203	14,476
Cost of subscriber equipment	13,912	11,120
Research and development	2,121	1,659
Selling, general and administrative	19,186	18,365
Depreciation and amortization	20,266	18,231
Total operating expenses	69,688	63,851

Operating income	28,344	25,338

Other income (expense):
Interest income, net	637	637
Undrawn credit facility fees	(1,499)	(2,096)
Other expense, net	(350)	(1,396)
Total other expense	(1,212)	(2,855)
Income before income taxes	27,132	22,483
Provision for income taxes	(10,589)	(7,549)
Net income	16,543	14,934
Series A Preferred Stock dividends	1,750	1,750
Net income attributable to common stockholders	$14,793	$13,184

Weighted average shares outstanding - basic	77,082	76,768
Weighted average shares outstanding - diluted	87,711	87,397
Net income attributable to common stockholders per share - basic	$0.19	$0.17
Net income attributable to common stockholders per share - diluted	$0.19	$0.17

Comprehensive income:
Net income	$16,543	$14,934
Foreign currency translation adjustments, net of tax	156	(78)
Unrealized gain (loss) on marketable securities, net of tax	60	(9)
Comprehensive income	$16,759	$14,847

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net cash provided by operating activities	$42,465	$57,196

Cash flows from investing activities:
Capital expenditures	(58,519)	(19,244)
Purchases of marketable securities	(10,123)	(70,793)
Sales and maturities of marketable securities	15,981	4,103
Investment in equity method affiliate	-	(5,000)
Net cash used in investing activities	(52,661)	(90,934)

Cash flows from financing activities:
Borrowings under the Credit Facility	25,284	-
Payment of deferred financing fees	(1,828)	(130)
Change in restricted cash - Credit Facility	(13,350)	(13,490)
Proceeds from exercise of stock options	2	-
Tax payment upon settlement of stock awards	(20)	-
Payment of Series A Preferred Stock dividends	(1,750)	(1,750)
Net cash provided by (used in) financing activities	8,338	(15,370)

Net decrease in cash and cash equivalents	(1,858)	(49,108)
Cash and cash equivalents, beginning of period	186,342	254,418
Cash and cash equivalents, end of period	$184,484	$205,310

Supplemental cash flow information:
Income taxes paid (refunded)	$229	$(2,981)

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$3,915	$20,409
Interest capitalized but not paid	$20,047	$14,037
Capitalized amortization of deferred financing costs	$3,508	$1,715
Capitalized stock-based compensation	$293	$310

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292

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

In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). While the Company believes that the disclosures are adequate to make the information not misleading, these interim condensed consolidated financial statements should be read in conjunction with the 2013 annual consolidated financial statements and notes included in its Form 10-K filed with the SEC on March 4, 2014.

2. Significant Accounting Policies

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income. Changes in the warranty reserve during the three months ended March 31, 2014 were as follows:

Three Months Ended
March 31, 2014
(in thousands)
Balance at beginning of the period	$8,853
Provision	2,409
Utilization	(2,145)
Balance at end of the period	$9,117

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

As of March 31, 2014 and December 31, 2013, the carrying values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses, deposits and other current assets, accounts receivable, accounts payable, accrued expenses and other current liabilities and other obligations) approximate their fair values because of their short-term nature. The fair value of the Company’s investments in money market funds approximates its carrying value; such instruments are classified as Level 1 and are included in cash and cash equivalents on the accompanying condensed consolidated balance sheet. The fair value of the Company’s investments in commercial paper and short-term U.S. agency securities with original maturities of less than ninety days approximates their carrying value; such instruments are classified as Level 2 and are included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The fair value of the Company’s investments in fixed-income debt securities and commercial paper with original maturities of greater than ninety days are obtained using similar investments traded on active securities exchanges and are classified as Level 2 and are included in marketable securities on the accompanying condensed consolidated balance sheets.

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. These investments, along with cash deposited in institutional money market funds, regular interest bearing and non-interest bearing depository accounts, are classified as cash and cash equivalents as of March 31, 2014 on the accompanying condensed consolidated balance sheet. The following table summarizes the Company’s cash and cash equivalents:

	March 31,	December 31,	Recurring Fair
	2014	2013	Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$79,704	$86,074
Money market funds	88,780	88,769	Level 1
Commercial paper	16,000	11,499	Level 2
Total Cash and cash equivalents	$184,484	$186,342

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”). As of March 31, 2014 and December 31, 2013, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $94.6 million and $81.2 million, respectively.

Marketable Securities

Marketable securities as of March 31, 2014 and December 31, 2013 consisted of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale as of March 31, 2014 and are included in marketable securities within current assets on the accompanying condensed consolidated balance sheet. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the three months ended March 31, 2014 and 2013. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that no other-than-temporary declines in value existed at March 31, 2014.

The following table summarizes the Company’s marketable securities as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,	Recurring Fair
	2014	2013	Value Measurement
	(in thousands)
Marketable securities:
Fixed-income debt securities	$53,091	$57,032	Level 2
Commercial paper	17,633	19,615	Level 2
Total Marketable securities	$70,724	$76,647

The following tables present the contractual maturities of the Company’s marketable securities as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
	(in thousands)
Fixed-income debt securities:
Mature after one year and within three years	$53,011	$80	$53,091
Commercial paper:
Mature within one year	17,633	-	17,633
Total	$70,644	$80	$70,724

	As of December 31, 2013
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
	(in thousands)
Fixed-income debt securities:
Mature within one year	$3,004	$-	$3,004
Mature after one year and within three years	54,044	(16)	54,028
Commercial paper:
Mature within one year	19,615	-	19,615
Total	$76,663	$(16)	$76,647

The Company’s gross and net-of-tax unrealized gain on marketable securities for the three months ended March 31, 2014 was approximately $96,000 and $60,000, respectively. The Company’s gross and net-of-tax unrealized loss on marketable securities for the three months ended March 31, 2013 was $14,000 and $9,000, respectively. The change in unrealized gain and loss on marketable securities, net of tax, is included within comprehensive income on the accompanying condensed consolidated statements of operations and comprehensive income.

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT, the Company’s next-generation satellite constellation. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend into the fourth quarter of 2017. As of March 31, 2014, the Company had made aggregate payments of $1,118.6 million to Thales, including $950.8 million from borrowings under the Credit Facility, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (the “SpaceX Agreement”). In August 2012, the Company entered into an amendment to the SpaceX Agreement (the “SpaceX Amendment”). The SpaceX Amendment reduced the number of contracted launches and increased the number of satellites to be carried on each launch vehicle. The maximum price under the SpaceX Amendment is $453.1 million. As of March 31, 2014, the Company had made aggregate payments of $85.4 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. Aggregate payments to SpaceX include a $3.0 million refundable deposit made in the first quarter of 2014 for the reservation of additional future launches.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement provides for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, the Company exercised an option for one launch to carry the first two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of March 31, 2014, the Company had made aggregate payments of $18.3 million to Kosmotras, which were capitalized within property and equipment, net in the accompanying condensed consolidated balance sheet. The option to purchase two dedicated launches expired as of December 31, 2013. By amendment dated April 21, 2014, the option to purchase the remaining three dedicated launches was extended through December 31, 2014.

Credit Facility

In October 2010, the Company entered into the Credit Facility with a syndicate of bank lenders (the “Lenders”). The Credit Facility was subsequently amended and restated in August 2012. The Company had borrowed an aggregate total of $1,064.5 million as of March 31, 2014. The unused portion of the Credit Facility as of March 31, 2014 was $735.5 million. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for repayment. As of March 31, 2014, the minimum required cash reserve balance was $94.5 million. This amount is included in restricted cash in the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility and will be $189.0 million at the beginning of the repayment period, which is expected to begin in 2017.

Interest costs incurred under the Credit Facility were $12.0 million for the three months ended March 31, 2014. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $12.0 million in interest incurred during the three months ended March 31, 2014 consisted of $3.7 million payable in cash and $8.3 million payable by deemed loans. There were no payments made during the three months ended March 31, 2014. Total interest payable associated with the Credit Facility was $20.0 million and is included in interest payable in the accompanying condensed consolidated balance sheet as of March 31, 2014.

The Company also pays a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. The total commitment fee payable on the undrawn portion of the Credit Facility was $3.1 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2014.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

5. Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the accompanying condensed consolidated statements of operations and comprehensive income in a manner consistent with the classification of the recipient’s compensation. Stock-based awards to non-employee consultants are expensed at their fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

During 2012, the Company’s stockholders approved a stock incentive plan (the “2012 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of March 31, 2014, 13,416,019 shares of common stock were authorized for issuance as awards under the 2012 Stock Incentive Plan.

Members of the Company’s board of directors elected to receive a portion of their 2014 annual compensation in the form of equity awards, in an aggregate amount of approximately 112,000 stock options and 108,000 RSUs. These stock options and RSUs were granted in January 2014 and vest through the end of 2014, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was $0.3 million. The estimated aggregate grant-date fair value of the RSUs was $0.7 million.

During the three months ended March 31, 2014, the Company granted approximately 823,000 stock options, 786,000 service-based RSUs, and 207,000 performance-based RSUs to its employees. Employee stock options and service-based RSUs generally vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The performance-based RSUs were awarded to the Company’s executives. Vesting of the performance-based RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year measurement period. The number of performance-based RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the RSU awards will vest at the end of two years and the remaining 50% will vest at the end of the third year, subject to continued service. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. The estimated aggregate grant-date fair values of the stock options, service-based RSUs, and performance-based RSUs granted to employees during the three months ended March 31, 2014 were $2.3 million, $5.1 million, and $1.3 million, respectively.

6. Equity Transactions and Instruments

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

The Company may redeem each of the $11.50 Warrants at a price of $0.01 upon 30 days prior notice, provided that the warrants are exercisable and the registration statement covering the common stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the closing price of the common stock is at least $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If the registration statement is not still effective at the time of exercise, the holders of the $11.50 Warrants will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $11.50 Warrants may expire unexercised and unredeemed. The number of shares of the Company’s common stock issuable upon the exercise of each $11.50 Warrant is subject to adjustment from time to time upon the occurrence of specified events. As of March 31, 2014, 277,021 of the $11.50 Warrants remained outstanding. Any remaining outstanding $11.50 Warrants will expire in February 2015.

Series A Cumulative Convertible Perpetual Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. In the fourth quarter of 2012, the Company issued 1.0 million shares of its 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”) in a private offering. The Company received proceeds of $96.5 million from the sale of the Series A Preferred Stock, net of the aggregate $3.5 million in initial purchaser discount and additional offering costs. The Company intends to use the net proceeds of the private offering to partially fund the construction and deployment of Iridium NEXT and for other general corporate purposes. The remaining 1.0 million authorized shares of preferred stock remain undesignated and unissued as of March 31, 2014.

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

In 2013, the Company paid $7.0 million in cash dividends to its holders of Series A Preferred Stock. In March 2014 and 2013, the Company paid cash dividends of $1.75 million to holders of the Series A Preferred Stock. As of March 31, 2014, we have accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.

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

7. Net Income Per Share

The computations of basic and diluted net income per share are set forth as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$14,793	$13,184
Net income allocated to participating securities	(19)	(21)
Numerator for basic net income per share	14,774	13,163
Dividends on Series A Preferred Stock	1,750	1,750
Numerator for diluted net income per share	$16,524	$14,913

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	77,082	76,768
Dilutive effect of contingently issuable shares	27	27
Dilutive effect of Series A Preferred Stock	10,602	10,602
Denominator for diluted net income per share	87,711	87,397

Net income per share attributable to common stockholders - basic	$0.19	$0.17
Net income per share attributable to common stockholders - diluted	$0.19	$0.17

For the three months ended March 31, 2014, warrants to purchase 0.3 million shares of common stock and options to purchase 5.2 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the three months ended March 31, 2014, 1.2 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

For the three months ended March 31, 2013, warrants to purchase 0.6 million shares of common stock and options to purchase 5.3 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the three months ended March 31, 2013, 0.8 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 4, 2014 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 4, 2014, and in this Quarterly Report, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing more than 70 service providers, more than 190 value-added resellers, or VARs, and more than 50 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At March 31, 2014, we had approximately 674,000 billable subscribers worldwide, an increase of 9% from approximately 621,000 billable subscribers at March 31, 2013. We have a diverse customer base, with end-users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue than in the past. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, and on hardware and software upgrades to our ground infrastructure in preparation for Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our information technology systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion loan facility, or the Credit Facility, together with cash and marketable securities on hand, internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIMESM, and the proceeds from capital raises that we expect to be required in connection with the planned amendment to our Credit Facility. The remaining portion of the Credit Facility will be utilized for capitalized interest and COFACE insurance premiums. As discussed below in “Liquidity and Capital Resources,” we were in compliance with all our financial covenants as of March 31, 2014 and believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next twelve months. As previously reported, we expect to need modifications to our Credit Facility for some financial covenants with measurement dates beyond the next twelve months. For measurement dates beyond the next twelve months, we expect to need modifications to the Credit Facility from our lenders for our operational EBITDA covenant, primarily because of recent developments in our telephony business and challenges associated with our Iridium Pilot® product, and our secondary payload cashflow covenant, primarily due to expected timing of payments.

In addition, recent developments in our business, including the slowdown in our handset business and higher projected warranty claims on our Iridium Pilot terminals, reduced our estimates for operational EBITDA, for the twelve months ending June 30, 2014 and December 31, 2014. In addition, we now anticipate that payment of hosted payload fees from Aireon LLC will be later than previously expected when we amended the Credit Facility in August 2012. In order to remove any uncertainty regarding our covenant compliance while we work to get the longer-term modifications in place, we requested and received waivers from our Credit Facility lenders, providing us with additional headroom on our operational EBITDA covenant and hosted payload cash flow covenant for those periods. As adjusted by such waivers, we were in compliance with all our financial covenants as of December 31, 2013, the most recent measurement date. As of April 30, 2014, we had borrowed a total of $1,082.1 million under the Credit Facility. For more information about our sources of funding and the anticipated modifications to our Credit Facility, refer to “Liquidity and Capital Resources” below.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by disaster and relief agencies, and emergency first responders;

•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the receipt of licenses to sell our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop new and innovative products and services for Iridium NEXT;

•	our ability to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites, including our ability to negotiate modifications to the Credit Facility with our lenders and to obtain any required additional external debt or equity financing;

•	our ability to obtain sufficient internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	Aireon LLC’s ability to successfully develop and market its space-based automatic dependent surveillance-broadcast, or ADS-B, global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system and to raise the funds to pay its hosting fees to us;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network through the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	market acceptance of our products;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•	reliance on single-source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•	reliance on a few significant customers for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
		% of Total		% of Total	Change
($ in thousands)	2014	Revenue	2013	Revenue	Dollars	Percent
Revenue:
Services	$73,430	75%	$68,787	77%	$4,643	7%
Subscriber equipment	20,157	21%	17,331	19%	2,826	16%
Engineering and support services	4,445	4%	3,071	4%	1,374	45%
Total revenue	98,032	100%	89,189	100%	8,843	10%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	14,203	14%	14,476	16%	(273)	(2)%
Cost of subscriber equipment	13,912	14%	11,120	12%	2,792	25%
Research and development	2,121	2%	1,659	2%	462	28%
Selling, general and administrative	19,186	20%	18,365	21%	821	4%
Depreciation and amortization	20,266	21%	18,231	21%	2,035	11%
Total operating expenses	69,688	71%	63,851	72%	5,837	9%

Operating income	28,344	29%	25,338	28%	3,006	12%

Other income (expense):
Interest income, net	637	1%	637	1%	-	0%
Undrawn credit facility fees	(1,499)	(2)%	(2,096)	(2)%	597	(28)%
Other expense, net	(350)	0%	(1,396)	(2)%	1,046	(75)%
Total other expense	(1,212)	(1)%	(2,855)	(3)%	1,643	(58)%
Income before income taxes	27,132	28%	22,483	25%	4,649	21%
Provision for income taxes	(10,589)	(11)%	(7,549)	(8)%	(3,040)	40%
Net income	$16,543	17%	$14,934	17%	$1,609	11%

Revenue

Total revenue increased 10% to $98.0 million for the three months ended March 31, 2014 compared to $89.2 million for the three months ended March 31, 2013. This increase in revenue was primarily due to an increase in service revenue, driven by a 9% year-over-year increase in billable subscribers and an increase in prepaid revenue resulting from the change in our prepaid airtime policy. Also contributing to the increase in total revenue was an increase in subscriber equipment sales due to increased unit sales and an increase in government-sponsored engineering and support contracts.

Commercial Service Revenue

	Three Months Ended
	March 31, 2014			March 31, 2013			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$43.9	338	$43	$42.4	332	$43	$1.5	6	$-
Commercial M2M data	13.5	283	16	11.3	238	16	2.2	45	-
Total Commercial	$57.4	621		$53.7	570		$3.7	51

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Commercial voice and data revenue increased due to a higher number of subscribers and to the combined effects of our 2013 targeted price increases and the change in our prepaid airtime policy which became effective at the end of 2013. Commercial M2M data revenue growth was driven principally by a 19% increase in billable subscribers. We anticipate continued growth in billable commercial subscribers for the remainder of 2014.

Government Service Revenue

Three Months Ended
	March 31, 2014		March 31, 2013		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$16.0	53	$15.1	51	$0.9	2

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to a five-year Enhanced Mobile Satellite Services, or EMSS, contract managed by the Defense Information Systems Agency which we executed in October 2013. The EMSS contract replaced our previous EMSS contract which we originally entered into in April 2008. Under the terms of this new agreement, authorized customers utilize Iridium airtime services, provided through the U.S. Department of Defense’s, or DoD’s, dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers. DTCS is a service that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. The fixed-price rates in each of the five contract years, which run from October 22 through the following October 21, are $64 million and $72 million in years one and two, respectively, and $88 million in each of the years three through five.

Government service revenues for the three months ended March 31, 2014 increased to $16.0 million from $15.1 million in the prior year period as a result of the execution of the new EMSS contract. Under this contract, revenue is a fixed monthly amount and is no longer based on subscribers or usage, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the new EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties. We anticipate government service revenue for 2014 will exceed 2013 government service revenue.

Subscriber Equipment Revenue

Subscriber equipment revenue increased 16%, or $2.8 million, for the three months ended March 31, 2014 compared to the prior year period. This increase was primarily due to higher sales of handsets and M2M devices. We anticipate subscriber equipment revenue for the full year 2014 to exceed full year 2013 due to higher overall unit sales.

Engineering and Support Service Revenue

	Three Months Ended
	March 31, 2014	March 31, 2013	Change
	(In millions)
Government	$3.8	$2.6	$1.2
Commercial	0.6	0.5	0.1
Total	$4.4	$3.1	$1.3

Engineering and support service revenue increased by $1.3 million for the three months ended March 31, 2014 compared to the prior year period due to the execution of government-sponsored contracts during the second half of 2013 related to the DoD’s gateway modernization efforts as we transition to Iridium NEXT capabilities. We anticipate an increase in the scope of work for government contracts in 2014 resulting in overall growth in engineering and support service revenue compared to 2013.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased $0.3 million, or 2%, for the three months ended March 31, 2014 from the prior year period primarily due to a decline in support services related to our Iridium Pilot units and a decline in operations and maintenance costs relating to our existing constellation as we continue to focus on Iridium NEXT development efforts. This decrease is partially offset by an increase in scope of work for government-sponsored contracts and related costs.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment increased by $2.8 million, or 25%, for the three months ended March 31, 2014 compared to the prior year period. This increase was primarily due to increased sales of handsets and M2M devices discussed above. In addition, increased costs per unit for the Iridium Pilot due to product enhancements contributed to an increase in cost of subscriber equipment.

Research and Development

Research and development expenses increased by $0.5 million, or 28%, for the three months ended March 31, 2014 compared to the prior year period due to new subscriber equipment product development and Iridium NEXT projects.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.0 million, or 11%, for the three months ended March 31, 2014 compared to the prior year period, in part due to a $0.9 million impairment charge related to an in-orbit satellite with which we lost communication in January 2014. Additionally, property and equipment additions subsequent to March 31, 2013 for Iridium NEXT-related ground infrastructure resulted in a $1.0 million increase in depreciation expense.

Other Income (Expense)

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $1.5 million for the three months ended March 31, 2014 compared to $2.1 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Other Expense, Net

Other expense, net, was $0.4 million for the three months ended March 31, 2014 compared to $1.4 million for the prior year period. This change primarily resulted from our share of the loss from our equity method investment in Aireon LLC. Aireon is accounted for as an equity method investment within our financial statements, and our investment is included within other assets on our accompanying condensed consolidated balance sheet.

Provision for Income Taxes

For the three months ended March 31, 2014, our income tax provision was $10.6 million compared to $7.5 million for the prior year period. The increase in the income tax provision and rate is primarily related to an increase in our income before income taxes combined with a benefit in 2013 for research and development tax credits related to 2012 and 2013. No such credit is permitted in 2014 as the related law expired as of December 31, 2013. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $16.5 million for the three months ended March 31, 2014, an increase of $1.6 million from the prior year period. This increase in net income was primarily driven by a $4.6 million increase in service revenue due to increased commercial billable subscribers, the favorable impact of the new EMSS contract, and a $1.4 million increase in engineering and support services revenue due to the execution of new government-sponsored contracts. These increases to net income were partially offset by a $2.0 million increase in depreciation due to Iridium NEXT-related asset additions and a current period impairment charge related to an in-orbit satellite with which we lost communication in January 2014. Additionally, the increases in net income were partially offset by a $3.0 million increase in income taxes primarily due to the increase in our income before income taxes combined with a benefit in 2013 for research and development tax credits which expired as of December 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, our total cash and cash equivalents balance was $184.5 million and our marketable securities balance was $70.7 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, research and development expenses, and dividends payable on our Series A Preferred Stock.

We expect to utilize the Credit Facility to fund construction associated with the development of our Iridium NEXT satellites, capitalized interest and COFACE insurance premiums, however, we are in discussions with our Credit Facility lenders regarding modifications to the financial covenants and other amendments to the Credit Facility. Developments in our business during 2013, including the slowdown in our handset business and higher projected warranty claims on our Iridium Pilot terminals and the related impact on our maritime revenues, reduced our estimates for operational EBITDA. In addition, we now anticipate that payment of hosted payload fees from Aireon will be later than we expected when we last amended the Credit Facility in August 2012. To remove any uncertainty regarding our covenant compliance while we work to get the longer-term modifications in place, we requested and received waivers from our Credit Facility lenders, providing us with additional headroom on our operational EBITDA covenant for the twelve months ending June 30, 2014 and December 31, 2014 and waiving our hosted payload cash flow covenant for the twelve months ending December 31, 2014. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months. We expect to fund the remainder of the costs of Iridium NEXT from cash and marketable securities on hand, internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME, and with additional external debt or equity financing that we expect to be required in connection with the planned amendment of the Credit Facility.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. We expect to need modifications to the Credit Facility from our lenders for some of the financial covenants with measurement dates beyond the next twelve months, and there can be no assurance that the lenders will agree to such modifications. We expect to be required to raise additional capital as a condition to the planned amendment. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations. If we do not generate sufficient cash flows, or if the cost of implementing Iridium NEXT or the other elements of our business plan are higher than anticipated, we will need further external funding. Our ability to obtain additional funding may be adversely affected by a number of factors, including global economic conditions, and we cannot assure you that we will be able to obtain such funding on reasonable terms or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

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

As of March 31, 2014, we had borrowed a total of $1,064.5 million under the Credit Facility. The unused portion of the Credit Facility as of March 31, 2014 was $735.5 million. Under the terms of the Credit Facility, we were required to maintain a minimum cash reserve for debt service of $94.5 million as of March 31, 2014, which is classified as restricted cash on the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to be in 2017.

In addition to the minimum debt service levels, financial covenants under the Credit Facility include:

•	an available cash balance of at least $25 million;

•	a debt-to-equity ratio, which is calculated as the ratio of total net debt to the aggregate of total net debt and total stockholders’ equity, of no more than 0.7 to 1, measured each June 30 and December 31;

•	specified maximum levels of annual capital expenditures (excluding expenditures on the construction of Iridium NEXT satellites) through the year ending December 31, 2024;

•	specified minimum levels of consolidated operational earnings before interest, taxes, depreciation and amortization, or operational EBITDA, for the 12-month periods ending each December 31 and June 30 through June 30, 2017;

•	specified minimum cash flow requirements from customers who have hosted payloads on our satellites during the 12-month periods ending each December 31 and June 30, beginning December 31, 2014 and ending on June 30, 2017;

•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5; and

•	specified maximum leverage levels during the repayment period that decline from a ratio of 4.75 to 1 for the twelve months ending June 30, 2017 to a ratio of 2.5 to 1 for the twelve months ending June 30, 2025.

Our available cash balance, as defined by the Credit Facility, was $202.1 million as of March 31, 2014. Our debt-to-equity ratio was 0.48 to 1 as of December 31, 2013, the last point at which it was measured. We were also in compliance with the operational EBITDA and annual capital expenditure covenants set forth above as of December 31, 2013, the last point at which they were measured, as modified by the waivers from our Credit Facility lenders.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2013, the last point at which it was measured, we had available cure amount of $0.7 million, though it was not required to maintain compliance with the covenants. We note that available cure amount, due to the complexity of its calculation, has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

Cash Flows

The following section highlights our cash flows:

	Three Months Ended March 31,
	2014	2013	Change
	(in thousands)
Cash provided by operating activities	$42,465	$57,196	$(14,731)
Cash used in investing activities	$(52,661)	$(90,934)	$38,273
Cash provided by (used in) financing activities	$8,338	$(15,370)	$23,708

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 decreased by $14.7 million from the prior year period. The decrease was primarily due to the receipt of $7.0 million in hosted payload customer deposits and a $3.1 million tax refund received in the first quarter of 2013, both of which did not recur in 2014. Additionally, we made a $3.0 million refundable deposit in the first quarter of 2014 with one of our launch service providers.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 decreased by $38.3 million compared to the prior year period primarily due to a $72.5 million decrease in the net purchase of securities. We began investing in marketable securities in March 2013. This decrease was partially offset by a $39.3 million increase in capital expenditures primarily related to Iridium NEXT.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 increased by $23.7 million from the prior year period primarily due to a $25.3 million increase in borrowings under the Credit Facility.

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

Recent Accounting Developments

None.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the three months ended March 31, 2014, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We had borrowed $1,064.5 million under the Credit Facility as of March 31, 2014. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended March 31, 2014, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by less than $0.2 million.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. At times we maintain cash and cash equivalent deposit balances in excess of Federal Deposit Insurance Corporation limits, and we may have marketable securities balances in excess of Securities Investment Protection Corporation limits. However we maintain our cash, cash equivalents and marketable securities with financial institutions with high credit ratings. The majority of our cash is swept nightly into funds that invest in or are collateralized by U.S government-backed securities. During 2013, we invested in marketable securities consisting of fixed income and commercial paper debt instruments with fixed interest rates and maturity dates within three years of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2013. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM  1A. RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. You should carefully consider the factors discussed below in connection with an investment in our securities.

Our business plan depends on increased demand for mobile satellite services, among other factors.

Our business plan is predicated on growth in demand for mobile satellite services. Demand for mobile satellite services may not grow, or may even contract, either generally or in particular geographic markets, for particular types of services or during particular time periods. A lack of demand could impair our ability to sell products and services, develop and successfully market new products and services and could exert downward pressure on prices. Any decline in prices would decrease our revenue and profitability and negatively affect our ability to generate cash for capital expenditures, investments and other working capital needs.

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

In June 2012, we announced our plans to host a payload being developed by our subsidiary, Aireon LLC, as our primary hosted payload on Iridium NEXT. We currently expect to rely on the cash flows generated from this hosted-payload arrangement with Aireon to satisfy a portion of our capital requirements for the development and deployment of Iridium NEXT. Aireon’s payload will be a satellite-based automatic dependent surveillance-broadcast, or ADS-B, system for global air traffic monitoring, and Aireon’s success will depend on its ability to successfully develop and manufacture this system. Deploying an ADS-B system on satellites is a new and unproven method for providing this service and will require significant technological development. Aireon will need to complete the development and manufacture of its ADS-B payloads in time to include them on our Iridium NEXT satellites, which we expect to begin launching in 2015.

In addition, Aireon’s success will depend on the development of the market for a space-based ADS-B service among Air Navigation Service Providers, or ANSPs, particularly the U.S. Federal Aviation Administration, or FAA. Aireon does not have a contract with the FAA to provide ADS-B services, and there can be no assurance that it will be successful in securing such a contract. The FAA’s financial commitment to Aireon to date has been limited to a $10 million contract for assistance in its analysis of space-based ADS-B, and no funds have been allocated by the FAA for a larger Aireon commitment. If Aireon is not successful in entering into a contract with the FAA for the provision of ADS-B services, it may not be able to make its hosting reimbursement payments to us when we currently anticipate or at all..

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

The management of Aireon is not entirely within our control given the significant veto rights and other protective provisions provided to NAV CANADA and the other investors, and for accounting purposes we treat Aireon as a subsidiary that we do not control. Further, as the other investors continue to purchase additional equity interests, our ownership of Aireon will decrease, and eventually we expect that Aireon will no longer be a subsidiary. As a result, we may not be able to cause Aireon to take actions that we believe are necessary for its ultimate success.

If Aireon is not successful and fails to pay its hosting reimbursement costs, our ability to pursue our business plan would be compromised unless we were able to replace those amounts with capital from other sources. In addition, Aireon’s failure to pay our data fees and make the anticipated redemption of a portion of our equity interest would negatively affect our expected future results of operations.

We expect to need additional capital to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities. If we fail to maintain access to sufficient capital, we will not be able to successfully implement our business plan.

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion Credit Facility together with cash on hand, internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME, and the proceeds from capital raises that we expect to be required in connection with the planned amendment to our Credit Facility.

Our ability to continue to make draws under the Credit Facility will depend upon our satisfaction of the borrowing conditions provided for in the Credit Facility at the time of the borrowing, some of which will be outside of our control. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Form 10-K.

There can also be no assurance that our internally generated cash flows will meet our current expectations, or that we will not encounter increased costs. For example, Aireon may be unable to pay its hosting reimbursement costs, and the market for Iridium PRIME may not develop as we expect. If internally generated cash flows, including potential cash from hosted payload arrangements or Iridium PRIME, are less than we expect, we might need to finance the remaining cost of Iridium NEXT by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT. Such additional financing may not be available on favorable terms, or at all.

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

We plan to use borrowings under the Credit Facility to partially fund the construction of our Iridium NEXT satellites, including borrowing to capitalize interest otherwise due under the Credit Facility. Our ability to continue to draw funds under the Credit Facility over time will depend on the satisfaction of borrowing conditions at the time of each draw, including:

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

The Credit Facility also prohibits us from paying dividends to holders of our preferred stock, including our series A preferred stock, if we are unable to certify that we anticipate being able to comply with the financial covenants of the Credit Facility for the next twelve months each time we declare a dividend. If we are unable to make that certification, we will not be able to pay the dividends on our outstanding preferred stock. If we do not pay dividends on our preferred stock for six quarterly periods (whether or not consecutive), the holders of the series A preferred stock will have the power to elect two members of our board of directors. The interests of the holders of our preferred stock may differ from those of our other stockholders. In addition, any dividend we fail to pay will accrue, and the holders of our series A preferred stock will be entitled to a preferential distribution of $100 per share plus all accrued and unpaid dividends before any distribution may be made to holders of our common stock in connection with any liquidation event.

Complying with these restrictions may cause us to take actions that are not favorable to holders of our common stock and may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions.

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

We estimate that the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 will be approximately $3 billion, although our actual costs could substantially exceed this estimate. We may not complete Iridium NEXT and related ground infrastructure on time, on budget or at all. We expect to delay our first launch, previously scheduled for the first quarter of 2015, to June of 2015 because of delays in software development by our satellite manufacturer. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. Development of Iridium NEXT may suffer from additional delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

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

Our Iridium NEXT launch strategy includes an initial launch using a Russian launch services provider, which could be jeopardized by instability in the region or diplomatic sanctions, and in turn could result in a delay to our initial launch and additional launch and insurance costs.

Our strategy to launch our 72 Iridium NEXT satellites includes a planned first launch in June of 2015 of two satellites on a Dnepr launch vehicle under contract with International Space Company Kosmotras, or Kosmotras, a Russian launch services provider, with the remaining 70 satellites to be launched on seven Falcon 9 launch vehicles under contract with Space Exploration Technologies Corporation, or SpaceX. Many of Kosmotras’s operations are in Ukraine, a country that has recently experienced significant political instability. In addition, the United States has imposed restrictions on exports to Russia, which, if still in place next year, could affect our ability to launch our first two satellites on schedule. If we cannot launch the first two satellites on schedule, our first launch would likely be of ten satellites on the first of our SpaceX launches, currently planned for the second half of 2015, which launch out of the United States and would be unaffected by the delay. The loss of the ability to launch two satellites and test them before launching the next ten satellites would likely increase our insurance costs, and any alternative launch strategy for the first two satellites would likely increase our launch costs.

Loss of any Iridium NEXT satellite during launch or delays in our launch schedule could delay or impair our ability to offer our services or increase our costs, and launch insurance, to the extent available, will not fully cover this risk.

The launch of our Iridium NEXT satellites will be subject to the inherent risk of launch failures, which could result in the loss or destruction of one or more satellites. We have entered into our launch services agreement with SpaceX, pursuant to which SpaceX will provide launch services to us in connection with our deployment of Iridium NEXT. The SpaceX agreement contemplates seven launches of ten satellites each on SpaceX’s Falcon 9 launch vehicle over a two-year period. SpaceX is a rapidly growing company in a technically complicated industry and is working to meet an aggressive launch manifest. A failure by SpaceX to maintain its launch schedule could expose us to delay or the need to utilize an alternate launch services provider, which could substantially increase our launch costs. We have also entered into a launch services agreement with Kosmotras pursuant to which Kosmotras will provide supplemental or alternative launch services for Iridium NEXT. We have exercised an option to have Kosmotras launch the first two Iridium NEXT satellites. The use of Kosmotras to replace one or more of the contemplated SpaceX launches would increase our launch costs.

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

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 19% of our revenue for the year ended December 31, 2013, and 20% of our total revenue for the quarter ended March 31, 2014. We provide the majority of our services to the U.S. government pursuant to our Gateway Maintenance and Support Services, or GMSS, and EMSS contracts. We entered into new versions of these contracts in September 2013 and October 2013, respectively. The new GMSS contract provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government, and the new EMSS contract provides for a five-year term. The U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. If the U.S. government terminates either of the agreements or decides not to exercise options under the GMSS agreement, we would lose a significant portion of our revenue.

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

Through our network of distributors, we offer several products and services aimed at individual consumers, and we and our distributors continue to introduce additional products and services. These products and services, such as satellite handsets, personal locator devices and location-based services, may be used in isolated and dangerous locations, including emergency response situations, and users who suffer property damage, personal injury or death while using the product or service may seek to assert claims or bring lawsuits against us. We seek to limit our exposure to such claims through appropriate disclosures, indemnification provisions and disclaimers, but these steps may not be effective. We also maintain product liability insurance, but this insurance may not cover any particular claim or litigation, or the amount of insurance may be inadequate to cover the claims brought against us. Product liability insurance could become more expensive and difficult to maintain and might not be available on acceptable terms or at all. In addition, it is possible that our products would become the subject of a product recall as a result of a product defect. We do not maintain recall insurance, so any recall could have a significant effect on our financial results. In addition to the direct expenses of product liability claims, recalls and litigation, a claim, recall or litigation might cause us adverse publicity, which could harm our reputation and compromise our ability to sell our products in the future.

The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights.

We transmit, and in some cases store, end user data, including personal information. In jurisdictions around the world, the transmission and storage of personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations.

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

The 2009 collision of one of our satellites with a non-operational Russian satellite created a space debris field concentrated in the orbital altitude where the collision occurred, and thus increased the risk of space debris damaging or interfering with the operation of our satellites, which travel in this orbital altitude, as well as satellites owned by third parties, such as U.S. or foreign governments or agencies and other satellite operators. Although there are tools used by us and providers of tracking services, such as the U.S. Joint Space Operations Center, to detect, track and identify space debris, we or third parties may not be able to maneuver the satellites away from such debris in a timely manner. Any such collision could potentially expose us to significant losses and liability if we were found to be at fault.

If we experience operational disruptions with respect to our commercial gateway or operations center, we may not be able to provide service to our customers.

Our commercial satellite network traffic is supported by a primary ground station gateway in Tempe, Arizona, and we operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. Currently, we do not have a backup facility for our gateway, and we would not be able to immediately implement our backup to the Virginia operations center if that facility experienced a catastrophic failure. Both facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events and would be difficult to replace or repair and could require substantial lead-time to do so. Material changes in the operation of these facilities may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateway and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failure, delays in deliveries or regulatory issues. Any such failure would impede our ability to provide service to our customers.

We do not maintain in-orbit insurance covering our losses from satellite failures or other operational problems affecting our constellation.

We do not maintain in-orbit insurance covering losses that might arise as a result of a satellite failure or other operational problems affecting our constellation. The terms of the Credit Facility, however, require us to obtain and maintain such insurance for the Iridium NEXT satellites for a period of 12 months after launch. We may not be able to obtain such insurance on acceptable terms, or at all. If we are not able to obtain in-orbit insurance on the terms required by the Credit Facility, we would be required to obtain a waiver under the Credit Facility of the requirement to maintain this insurance, but our lenders may be unwilling to grant such waiver, which would trigger an event of default under the Credit Facility and would likely accelerate repayment of all outstanding borrowings. Even if we obtain in-orbit insurance in the future, the coverage may not be sufficient to compensate us for satellite failures and other operational problems affecting our satellites, as it may either contain large deductible amounts or provide reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of our satellites or the occurrence of equipment failures and other related problems could constitute an uninsured loss and could harm our financial condition.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the SEC and The Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by The Nasdaq Global Select Market, the SEC or other regulatory authorities.

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

In February 2003, the FCC adopted ATC rules that permit satellite service providers to establish terrestrial wireless networks in previously satellite-only bands, subject to certain requirements intended to ensure that terrestrial services remain ancillary to primary satellite operations. In November 2012, Globalstar, Inc. filed a petition for rulemaking, asking the FCC to permit it to provide terrestrial service in L-band spectrum and to eliminate the requirements for primary satellite operations, which we are opposing. The implementation of ATC services by satellite service providers in the United States or other countries may result in increased competition for the right to use L-band spectrum in the 1.6 gigahertz band, which we use to provide our services, and such competition may make it difficult for us to obtain or retain the spectrum resources we require for our existing and future services. In addition, the FCC’s decision to permit ATC services was based on assumptions relating to the level of interference that the provision of ATC services would likely cause to other satellite service providers that use the L-band spectrum. If the FCC’s assumptions prove inaccurate, or the level of ATC services provided exceeds those estimated by the FCC, ATC services could interfere with our satellites and devices, which may adversely affect our services. Outside the United States, other countries have implemented or are considering implementing regulations to facilitate ATC-like services.

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

We rely on third-party distributors to market and sell our products and services to end users and to determine the prices end users pay. We also depend on our distributors to develop innovative and improved solutions and applications integrating our product and service offerings. As a result of these arrangements, we are dependent on the performance of our distributors to generate most of our revenue. Our distributors operate independently of us, and we have limited control over their operations, which exposes us to significant risks. Distributors may not commit the necessary resources to market and sell our products and services and may also market and sell competitive products and services. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which could limit their ability to market or sell our products and services. If our distributors develop faulty or poorly performing products using our technology or services, we may be subject to claims, and our reputation could be harmed. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, we may be unable to increase or maintain our revenue in these markets or enter new markets, we may not realize our expected growth, and our brand image and reputation could be hurt.

In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc., or Stratos. Inmarsat does not dedicate the same level of effort to distributing our products and services as did Stratos and may further reduce such efforts in the future. For example, Inmarsat has essentially stopped promoting sales of our handsets. In addition, in January 2014, Inmarsat acquired Globe Wireless, one of our service providers, and we can provide no assurance that Inmarsat will dedicate the same level of effort to distributing our products and services as Globe Wireless did. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give such distributors. Our two largest distributors, Airbus Defense and Space and Inmarsat, each represented 8% of our revenue for the year ended December 31, 2013 and our ten largest distributors represented, in the aggregate, 43% of our revenue for the year ended December 31, 2013. The loss of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications.

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

We have significant operations outside the United States. According to our estimates, commercial data traffic originating outside the United States, excluding our broadband data service, or Iridium OpenPort®, traffic, accounted for 67% of total commercial data traffic for the year ended December 31, 2013 and 77% of total commercial data traffic for the quarter ended March 31, 2014, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 90% of total commercial voice traffic for the year ended December 31, 2013 and 92% of total commercial voice traffic for the quarter ended March 31, 2014. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries.

Conducting operations outside the United States involves numerous risks and, while expanding our international operations would advance our growth, it would also increase our exposure to these risks. For example, in 2013 we commenced the provision of satellite communications services in Russia through a local subsidiary and its authorized Russian service providers and secured a site and commenced construction on dedicated earth station facilities in Russia. The United States has recently imposed economic sanctions on Russia and might impose additional sanctions in the future. If such sanctions, or any Russian response to such sanctions, affects our operations in Russia, it could limit our growth in Russia or prevent us from continuing to operate there at all, which would reduce our revenues.

Other such risks include:

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

When Iridium Satellite purchased the assets of Iridium LLC, a non-affiliated debtor in possession, out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability exposure arising from future operation of the constellation. As a result, Iridium Satellite, Boeing, Motorola and the U.S. government entered into an agreement giving the U.S. government the right, in its sole discretion, to require us to de-orbit our constellation upon the occurrence of specified events, including if more than four of our satellites have insufficient fuel to execute a 12-month de-orbit, which is currently the case. In addition, the U.S. government has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years.

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

Our ownership and operation of a satellite communications system and the sale of products that operate on that system are subject to significant regulation in the United States, including by the FCC, the U.S. Department of Commerce, or the Commerce Department, and others, and in foreign jurisdictions by similar local authorities. The rules and regulations of these U.S. and foreign authorities may change, and such authorities may adopt regulations that limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also make changes in the licenses of our competitors that affect our spectrum. Such changes may significantly affect our business. Further, because regulations in each country are different, we may not be aware if some of our distribution partners or persons with whom we or they do business do not hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses. Our failure or delay in obtaining the approvals required to operate in other countries would limit or delay our ability to expand our operations into those countries. Our failure to obtain industry-standard certifications for our products could compromise our ability to generate revenue and conduct our business in other countries. Any imposition of sanctions, loss of license or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in the United States or foreign jurisdictions could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.

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

Our operations are subject to regulations of the U.S. State Department’s Office of Defense Trade Controls relating to the export of satellites and related technical data, the U.S. Treasury Department’s Office of Foreign Assets Control relating to transactions involving entities sanctioned by the United States, and the Commerce Department’s Bureau of Industry and Security relating to our subscriber equipment. We are also required to provide U.S. and some foreign government law enforcement and security agencies with call interception services and related government assistance, in respect of which we face legal obligations and restrictions in various jurisdictions. Given our global operations and unique network architecture, these requirements and restrictions are not always easy to harmonize. In addition, some countries require providers of telecommunications services to connect specified emergency numbers to local emergency services. We have discussed and continue to discuss with authorities in various countries the procedures used to satisfy our obligations, and have had to, and may in the future need to, obtain amendments or waivers to licenses or obligations in various countries. Countries are not obligated to grant requested amendments or waivers, and there can be no assurance that relevant authorities will not suspend or revoke our licenses or take other legal actions to attempt to enforce the requirements of their respective jurisdictions.

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

The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. If our stock, the market for other stocks in our industry, or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.

We do not expect to pay dividends on our common stock in the foreseeable future.

We do not currently pay cash dividends on our common stock and, because we currently intend to retain all cash we generate to fund the growth of our business and the Credit Facility restricts the payment of dividends, we do not expect to pay dividends on our common stock in the foreseeable future.

Our common stock ranks junior to the series A preferred stock with respect to dividends and amounts payable in the event of our liquidation.

Our common stock ranks junior to the series A preferred stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up. This means that, unless accumulated dividends have been paid or set aside for payment on all outstanding shares of series A preferred stock for all past completed dividend periods, no dividends may be declared or paid on our common stock. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the series A preferred stock the applicable liquidation preference plus accrued and unpaid dividends.

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
Thomas J. Fitzpatrick
Chief Financial Officer
(as duly authorized officer and as principal
financial officer of the registrant)

Date: May 1, 2014

EXHIBIT INDEX

Exhibit	Description
10.1†	Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC; Iridium Satellite LLC; NAV CANADA; NAV CANADA Satellite, Inc.; Enav S.p.A.; ENAV North Atlantic LLC; Naviair; Naviair Surveillance A/S; and Irish Aviation Authority Limited, dated as of February 14, 2014.

10.2	Amendment No. 4 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of January 27, 2014.

10.3††	Iridium Communications Inc. 2014 Executive Performance Bonus Plan.

10.4††	Performance Share Program established under the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2014.

10.5††	Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101**	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 1, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and 2013;
(iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and
(iv) Notes to Condensed Consolidated Financial Statements.

†	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

††	Denotes compensatory plan, contract or arrangement.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Furnished electronically herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

