Form 10-Q
period 2014-06-30
Iridium Communications Inc.
filed 2014-07-31
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 28, 2014 was 93,096,975.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$336,328	$186,342
Marketable securities	164,159	76,647
Accounts receivable, net	70,261	54,758
Inventory	28,830	29,532
Deferred tax assets, net	5,017	9,076
Income tax receivable	351	685
Prepaid expenses and other current assets	11,498	12,518
Total current assets	616,444	369,558
Property and equipment, net	1,654,862	1,575,579
Restricted cash	83,576	81,223
Other assets	7,733	8,909
Intangible assets, net	50,927	57,452
Deferred financing costs	129,699	130,036
Goodwill	87,039	87,039
Total assets	$2,630,280	$2,309,796

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,872	$12,934
Accrued expenses and other current liabilities	37,349	39,209
Interest payable	8,706	7,989
Deferred revenue	40,341	41,367
Total current liabilities	102,268	101,499
Accrued satellite operations and maintenance expense, net of current portion	15,720	16,389
Credit facility	1,084,425	1,039,203
Deferred tax liabilities, net	219,017	202,825
Other long-term liabilities	17,951	10,385
Total liabilities	1,439,381	1,370,301

Commitments and contingencies

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized, issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 500 and zero shares authorized, issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 93,097 and 76,690 shares issued and outstanding, respectively	93	77
Additional paid-in capital	1,025,198	801,262
Retained earnings	165,805	138,845
Accumulated other comprehensive loss, net of tax	(197)	(689)
Total stockholders' equity	1,190,899	939,495
Total liabilities and stockholders' equity	$2,630,280	$2,309,796

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue:
Services	$76,217	$71,401	$149,647	$140,188
Subscriber equipment	20,333	19,815	40,490	37,146
Engineering and support services	5,971	3,468	10,416	6,539
Total revenue	102,521	94,684	200,553	183,873

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	16,730	14,206	30,933	28,682
Cost of subscriber equipment	13,268	12,893	27,180	24,013
Research and development	4,645	1,741	6,766	3,400
Selling, general and administrative	18,493	18,399	37,679	36,764
Depreciation and amortization	19,672	18,597	39,938	36,828
Total operating expenses	72,808	65,836	142,496	129,687

Operating income	29,713	28,848	58,057	54,186

Other income (expense):
Interest income, net	725	641	1,362	1,278
Undrawn credit facility fees	(1,460)	(2,020)	(2,959)	(4,116)
Other expense, net	(3,789)	(869)	(4,139)	(2,265)
Total other expense	(4,524)	(2,248)	(5,736)	(5,103)
Income before income taxes	25,189	26,600	52,321	49,083
Provision for income taxes	(10,170)	(11,187)	(20,759)	(18,736)
Net income	15,019	15,413	31,562	30,347
Series A Preferred Stock dividends	1,750	1,750	3,500	3,500
Series B Preferred Stock dividends	1,102	-	1,102	-
Net income attributable to common stockholders	$12,167	$13,663	$26,960	$26,847

Weighted average shares outstanding - basic	86,793	76,900	81,964	76,834
Weighted average shares outstanding - diluted	95,653	87,530	86,444	87,477
Net income attributable to common stockholders per share - basic	$0.14	$0.18	$0.33	$0.35
Net income attributable to common stockholders per share - diluted	$0.14	$0.18	$0.32	$0.35

Comprehensive income:
Net income	$15,019	$15,413	$31,562	$30,347
Foreign currency translation adjustments, net of tax	274	(188)	430	(261)
Unrealized gain (loss) on marketable securities, net of tax	2	(271)	62	(285)
Comprehensive income	$15,295	$14,954	$32,054	$29,801

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net cash provided by operating activities	$91,197	$100,262

Cash flows from investing activities:
Capital expenditures	(108,073)	(151,688)
Purchases of marketable securities	(120,473)	(91,393)
Sales and maturities of marketable securities	32,740	11,993
Investment in equity method affiliate	-	(5,000)
Net cash used in investing activities	(195,806)	(236,088)

Cash flows from financing activities:
Borrowings under the Credit Facility	45,222	101,765
Payment of deferred financing fees	(4,560)	(6,540)
Restricted cash deposits	(13,362)	(13,494)
Releases from restricted cash	11,009	-
Proceeds from exercise of warrants	-	4
Proceeds from exercise of stock options	173	21
Tax payment upon settlement of stock awards	(37)	-
Payment of Series A Preferred Stock dividends	(3,500)	(3,500)
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	120,753	-
Proceeds from issuance of common stock, net of issuance costs	98,897	-
Net cash provided by financing activities	254,595	78,256

Net increase (decrease) in cash and cash equivalents	149,986	(57,570)
Cash and cash equivalents, beginning of period	186,342	254,418
Cash and cash equivalents, end of period	$336,328	$196,848

Supplemental cash flow information:
Interest paid	$7,271	$5,096
Income taxes paid (refunded)	$273	$(2,927)

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$9,172	$10,646
Interest capitalized but not paid	$8,706	$6,602
Capitalized amortization of deferred financing costs	$4,897	$4,500
Capitalized paid-in-kind interest	$16,542	$11,667
Capitalized stock-based compensation	$597	$657

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292
Dividends accrued on Series B Preferred Stock	$1,102	$-

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

2. Significant Accounting Policies

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income. Changes in the warranty reserve during the six months ended June 30, 2014 were as follows:

Six Months Ended
June 30, 2014
(in thousands)
Balance at beginning of the period	$8,853
Provision	3,167
Utilization	(3,672)
Balance at end of the period	$8,348

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”) that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. ASU 2014-09 becomes effective for the Company in the first quarter of fiscal 2017. The Company has not yet selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures.

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. These investments, along with cash deposited in institutional money market funds, regular interest bearing and non-interest bearing depository accounts, are classified as cash and cash equivalents on the accompanying condensed consolidated balance sheet. The following table summarizes the Company’s cash and cash equivalents:

	June 30,	December 31,	Recurring Fair
	2014	2013	Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$209,538	$86,074
Money market funds	88,619	88,769	Level 1
Commercial paper	38,171	11,499	Level 2
Total Cash and cash equivalents	$336,328	$186,342

The increase in cash, cash equivalents, and marketable securities from December 31, 2013 to June 30, 2014 is due to the proceeds from the sale of the Company’s common stock and Series B Cumulative Perpetual Convertible Preferred Stock. For further discussion of the Company’s equity transactions, see the Equity Transactions and Instruments footnote below.

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”). As of June 30, 2014 and December 31, 2013, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $83.6 million and $81.2 million, respectively. For further discussion on the cash reserve for debt service related to the Credit Facility, see the Commitments and Contingencies footnote below.

Marketable Securities

Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets on the accompanying condensed consolidated balance sheet. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the three and six months ended June 30, 2014 and 2013. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that no other-than-temporary declines in value existed at June 30, 2014.

The following table summarizes the Company’s marketable securities as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,	Recurring Fair
	2014	2013	Value Measurement
	(in thousands)
Marketable securities:
Fixed-income debt securities	$114,383	$57,032	Level 2
Commercial paper	49,776	19,615	Level 2
Total Marketable securities	$164,159	$76,647

The following tables present the contractual maturities of the Company’s marketable securities:

	As of June 30, 2014
	Amortized	Unrealized	Estimated
	Cost	Gain	Fair Value
	(in thousands)
Fixed-income debt securities:
Mature after one year and within three years	$114,300	$83	$114,383
Commercial paper:
Mature within one year	49,776	-	49,776
Total	$164,076	$83	$164,159

	As of December 31, 2013
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
	(in thousands)
Fixed-income debt securities:
Mature within one year	$3,004	$-	$3,004
Mature after one year and within three years	54,044	(16)	54,028
Commercial paper:
Mature within one year	19,615	-	19,615
Total	$76,663	$(16)	$76,647

The Company’s gross and net-of-tax unrealized gain on marketable securities for the three months ended June 30, 2014 was approximately $3,000 and $2,000, respectively. The Company’s gross and net-of-tax unrealized loss on marketable securities for the three months ended June 30, 2013 was $271,000 and $169,000, respectively.

The Company’s gross and net-of-tax unrealized gain on marketable securities for the six months ended June 30, 2014 was approximately $99,000 and $62,000, respectively. The Company’s gross and net-of-tax unrealized loss on marketable securities for the six months ended June 30, 2013 was $285,000 and $178,000, respectively. The change in unrealized gain and loss on marketable securities, net of tax, is included within comprehensive income on the accompanying condensed consolidated statements of operations and comprehensive income.

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT, the Company’s next-generation satellite constellation. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend into the fourth quarter of 2017. As of June 30, 2014, the Company had made aggregate payments of $1,122.0 million to Thales, of which $953.0 million were from borrowings under the Credit Facility, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The Company currently uses the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, the Company expects to pay 100% of each invoice received from Thales from cash and marketable securities on hand, and internally generated cash flow, including potential cash flows from hosted payloads and Iridium PRIME.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The maximum price under the SpaceX Agreement is $453.1 million. As of June 30, 2014, the Company had made aggregate payments of $85.4 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. Aggregate payments to SpaceX include a $3.0 million refundable deposit made in the first quarter of 2014 for the reservation of additional future launches.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement provides for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, the Company exercised an option for one launch to carry the first two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of June 30, 2014, the Company had made aggregate payments of $23.3 million to Kosmotras, which were capitalized within property and equipment, net in the accompanying condensed consolidated balance sheet. The option to purchase two dedicated launches expired as of December 31, 2013. By amendment dated April 21, 2014, the option to purchase the remaining three dedicated launches was extended through December 31, 2014.

Credit Facility

In October 2010, the Company entered into the Credit Facility with a syndicate of bank lenders (the “Lenders”). The Credit Facility was subsequently amended and restated in August 2012. In May 2014, the Company entered into a supplemental agreement (the “Supplemental Agreement”) with the Lenders under the Credit Facility, to further amend and restate the Credit Facility. The Company had borrowed an aggregate total of $1,084.4 million as of June 30, 2014. The unused portion of the Credit Facility as of June 30, 2014 was $715.6 million. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for repayment. As of June 30, 2014, the minimum required cash reserve balance was $83.5 million. This amount is included in restricted cash in the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017.

Interest costs incurred under the Credit Facility were $12.5 million and $24.5 million for the three and six months ended June 30, 2014, respectively. All interest costs incurred related to the Credit Facility are capitalized during the construction period of the Iridium NEXT assets. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The following table presents interest activity for the Credit Facility for the six months ended June 30, 2014 and 2013 payable via cash or deemed loan:

	Six Months Ended
	June 30, 2014
	Cash	Deemed Loan	Total
	(In Thousands)
Beginning interest payable	$2,435	$5,543	$7,978
Interest incurred	7,499	17,042	24,541
Interest payments	(7,271)	(16,542)	(23,813)
Ending interest payable	$2,663	$6,043	$8,706

	Six Months Ended
	June 30, 2013
	Cash	Deemed Loan	Total
	(In Thousands)
Beginning interest payable	$1,630	$3,734	$5,364
Interest incurred	5,500	12,501	18,001
Interest payments	(5,096)	(11,667)	(16,763)
Ending interest payable	$2,034	$4,568	$6,602

The Company also pays a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. During the three months ended June 30, 2014, the Company paid $3.2 million as a semi-annual installment of the commitment fee. The commitment fee payable on the undrawn portion of the Credit Facility as of June 30, 2014 was $1.4 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

The Supplemental Agreement includes revised financial covenant levels. The Supplemental Agreement also delays, until 2017, a portion of the contributions that the Company had been scheduled to make during 2014, 2015 and 2016 to the debt service reserve account that the Company is required to maintain under the Credit Facility. The Supplemental Agreement delays $22 million of the Company’s 2014 contributions, $22 million of the Company’s 2015 contributions and $32 million of the Company’s expected 2016 contributions, for a total of $76 million. As of March 31, 2014, prior to the execution of the Supplemental Agreement, the minimum required cash reserve balance was $94.5 million. As of June 30, 2014 after the execution of the Supplemental Agreement, the minimum required cash reserve balance was reduced to $83.5 million. As a result of this reduction, the Company released $11.0 million from restricted cash during the three months ended June 30, 2014.

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

During 2012, the Company’s stockholders approved a stock incentive plan (the “2012 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of June 30, 2014, 13,416,019 shares of common stock were authorized for issuance as awards under the 2012 Stock Incentive Plan.

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

During the six months ended June 30, 2014, the Company granted approximately 878,000 stock options and 786,000 service-based RSUs to its employees. Employee stock options and service-based RSUs generally vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. In March 2014, the Company awarded approximately 207,000 performance-based RSUs to the Company’s executives (the “March 2014 RSUs”). Vesting of these March 2014 RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year measurement period. The number of March 2014 RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the March 2014 RSUs will vest at the end of two years and the remaining 50% will vest at the end of the third year, subject to continued service. In June 2014, the Company awarded approximately 323,000 performance-based RSUs to its executives and employees (the “June 2014 RSUs”). Vesting of the June 2014 RSUs is dependent upon the Company’s achievement of defined performance goals for the 2014 fiscal year. The level of achievement, if any, of performance goals will be determined by the compensation committee. The Company expects this determination to occur in the first quarter of 2015. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. The estimated aggregate grant-date fair values of the stock options, service-based RSUs, March 2014 RSUs, and June 2014 RSUs granted during the six months ended June 30, 2014 were $2.5 million, $5.1 million, $1.3 million, and $2.6 million, respectively.

In June 2014, the Company granted 45,000 stock options to non-employee consultants. The stock options granted to consultants are generally subject to service vesting and vest quarterly over a two-year service period. The fair value of the consultant options is the then-current fair value attributable to the vesting portions of the awards, calculated using the Black-Scholes option pricing model. The estimated aggregate grant-date fair value of the stock options granted to non-employee consultants during the three months ended June 30, 2014 was $0.2 million.

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

The Company may redeem each of the $11.50 Warrants at a price of $0.01 upon 30 days prior notice, provided that the warrants are exercisable and the registration statement covering the common stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the closing price of the common stock is at least $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If the registration statement is not still effective at the time of exercise, the holders of the $11.50 Warrants will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $11.50 Warrants may expire unexercised and unredeemed. The number of shares of the Company’s common stock issuable upon the exercise of each $11.50 Warrant is subject to adjustment from time to time upon the occurrence of specified events. As of June 30, 2014, 277,021 of the $11.50 Warrants remained outstanding. Any remaining outstanding $11.50 Warrants will expire in February 2015.

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of June 30, 2014.

Series A Cumulative Convertible Perpetual Preferred Stock

In the fourth quarter of 2012, the Company issued 1.0 million shares of its 7.00% Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) in a private offering. The Company received proceeds of $96.5 million from the sale of the Series A Preferred Stock, net of the aggregate $3.5 million in initial purchaser discount and offering costs. The net proceeds of this offering are being used to partially fund the construction and deployment of Iridium NEXT and for other general corporate purposes.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $100 liquidation preference per share (equivalent to an annual rate of $7.00 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series A Preferred Stock ranks senior to the Company’s common stock and on parity with the Company’s Series B Cumulative Perpetual Convertible Preferred Stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up. Holders of Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series A Preferred Stock may convert some or all of their outstanding Series A Preferred Stock at an initial conversion rate of 10.6022 shares of common stock per $100 liquidation preference, which is equivalent to an initial conversion price of approximately $9.43 per share of common stock (subject to adjustment in certain events).

In 2013, the Company paid $7.0 million in cash dividends to its holders of Series A Preferred Stock. During the six months ended June 30, 2014, the Company paid cash dividends of $3.5 million to holders of the Series A Preferred Stock. As of June 30, 2014, the Company has accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.

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

Series B Cumulative Convertible Perpetual Preferred Stock

In May 2014, the Company issued 500,000 shares of its 6.75% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) in an underwritten public offering at a price to the public of $250 per share. The purchase price received by the Company, equal to $242.50 per share, reflected an underwriting discount of $7.50 per share. The Company received proceeds of $120.8 million from the sale of the Series B Preferred Stock, net of the $3.8 million underwriter discount and $0.4 million of offering costs. The Company intends to use the net proceeds of this offering to partially fund the construction and deployment of Iridium NEXT and for other general corporate purposes.

Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 6.75% per annum of the $250 liquidation preference per share (equivalent to an annual rate of $16.875 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15 beginning September 15, 2014. As of June 30, 2014, the Company has accrued $1.1 million for cash dividends payable to the holders of the Series B Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet. The Series B Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series B Preferred Stock ranks senior to the Company’s common stock and pari passu with respect to the Company’s Series A Preferred Stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up. Holders of Series B Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series B Preferred Stock may convert some or all of their outstanding Series B Preferred Stock at an initial conversion rate of 33.456 shares of common stock per $250 liquidation preference, which is equivalent to an initial conversion price of approximately $7.47 per share of common stock (subject to adjustment in certain events).

On or after May 15, 2019, the Company may, at its option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. On or prior to May 15, 2019, in the event of certain specified fundamental changes, holders of the Series B Preferred Stock will have the right to convert some or all of their shares of Series B Preferred Stock into the greater of (i) a number of shares of the Company’s common stock as subject to adjustment plus the make-whole premium, if any, and (ii) a number of shares of the Company’s common stock equal to the lesser of (a) the liquidation preference divided by the market value of the Company’s common stock on the effective date of such fundamental change and (b) 81.9672 (subject to adjustment). In certain circumstances, the Company may elect to cash settle any conversions in connection with a fundamental change.

Common Stock

Registered Direct Public Offering

In May 2014, the Company issued 7,692,308 shares of its common stock in a registered direct public offering to certain investment funds affiliated with Baron Capital Group Inc. (“Baron”) at a price of $6.50 per share for aggregate gross proceeds of $50.0 million. The Company received proceeds of $49.9 million from the sale of the common stock to Baron, net of offering costs of $0.1 million. The Company intends to use the proceeds from this offering for general corporate purposes, which may include capital expenditures, including construction and deployment of the Iridium NEXT system, working capital and general and administrative expenses.

Under the stock purchase agreement entered into with Baron, Baron was entitled to receive additional shares if, during the 90-day period following the date of the stock purchase agreement, the Company issued or sold securities below specified prices. As a result of the Company’s public offering of common stock, described below, and its public offering of Series B Preferred Stock, described above, the Company is obligated to deliver 504,413 additional shares of common stock to Baron. The shares will be issued on or about August 6, 2014.

Underwritten Public Offering

Concurrently with its public offering of Series B Preferred Stock in May 2014, the Company issued 8,483,608 shares of its common stock in an underwritten public offering, including 1,106,558 shares upon the underwriters’ exercise of their overallotment option in full, at a price to the public of $6.10 per share. The Company received proceeds of $49.0 million, net of the $2.6 million underwriting discount and $0.2 million of offering costs.

7. Net Income Per Share

The Company calculates basic net income per share by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options and stock purchase warrants, is computed using the treasury stock method. The effect of potential dilutive common shares from the conversion of the outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. The Company’s unvested RSUs contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The calculation of basic and diluted net income per share excludes net income attributable to the unvested RSUs from the numerator and excludes the impact of unvested RSUs from the denominator.

The computations of basic and diluted net income per share are set forth as follows:

	Three Months Ended June 30,
	2014	2013
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$12,167	$13,663
Net income allocated to participating securities	(11)	(16)
Numerator for basic net income per share	12,156	13,647
Dividends on Series A Preferred Stock	-	1,750
Dividends on Series B Preferred Stock	1,102	-
Numerator for diluted net income per share	$13,258	$15,397

Denominator:
Denominator for basic net income per share - weighted
average outstanding common shares	86,793	76,900
Dilutive effect of stock options	9	-
Dilutive effect of contingently issuable shares	27	28
Dilutive effect of Series A Preferred Stock	-	10,602
Dilutive effect of Series B Preferred Stock	8,824	-
Denominator for diluted net income per share	95,653	87,530

Net income per share attributable to common stockholders - basic	$0.14	$0.18
Net income per share attributable to common stockholders - diluted	$0.14	$0.18

For the three months ended June 30, 2014, warrants to purchase 0.3 million shares of common stock and options to purchase 4.3 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. In addition, 10.6 million shares of Series A Preferred Stock, which represent the weighted-average number of shares of common stock calculated using the as-if converted method, were also excluded from the calculation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended June 30, 2014, 1.4 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

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

	Six Months Ended June 30,
	2014	2013
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$26,960	$26,847
Net income allocated to participating securities	(30)	(37)
Numerator for basic net income per share	26,930	26,810
Dividends on Series A Preferred Stock	-	3,500
Dividends on Series B Preferred Stock	1,102	-
Numerator for diluted net income per share	$28,032	$30,310

Denominator:
Denominator for basic net income per share - weighted
average outstanding common shares	81,964	76,834
Dilutive effect of stock options	4	-
Dilutive effect of contingently issuable shares	40	41
Dilutive effect of Series A Preferred Stock	-	10,602
Dilutive effect of Series B Preferred Stock	4,436	-
Denominator for diluted net income per share	86,444	87,477

Net income attributable to common stockholders per share - basic	$0.33	$0.35
Net income attributable to common stockholders per share - diluted	$0.32	$0.35

For the six months ended June 30, 2014, warrants to purchase 0.3 million shares of common stock and options to purchase 4.8 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. In addition, 10.6 million shares of Series A Preferred Stock, which represent the weighted-average number of shares of common stock calculated using the as-if converted method, were also excluded from the calculation of diluted net income per share, as the effect would be anti-dilutive. For the six months ended June 30, 2014, 1.3 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

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

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 filed on May 1, 2014, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing more than 70 service providers, more than 185 value-added resellers, or VARs, and 55 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At June 30, 2014, we had approximately 705,000 billable subscribers worldwide, an increase of 9% from approximately 647,000 billable subscribers at June 30, 2013. We have a diverse customer base, with end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue than in the past. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, and on hardware and software upgrades to our ground infrastructure in preparation for Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our information technology systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion loan facility, or the Credit Facility, together with cash and marketable securities on hand, and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIMESM. The remaining portion of the Credit Facility not used to develop Iridium NEXT is utilized for capitalized interest and COFACE insurance premiums paid to COFACE, the French export credit agency that insures the Credit Facility. As discussed below in “Liquidity and Capital Resources,” we were in compliance with all our financial covenants as of June 30, 2014 and believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next twelve months. As of July 31, 2014, we had borrowed a total of $1,089.5 million under the Credit Facility. For more information about our sources of funding, refer to “Liquidity and Capital Resources” below.

Recent Developments

Amendment and Restatement of the Credit Facility

In May 2014, we entered into a supplemental agreement, or the Supplemental Agreement, with the Lenders under the Credit Facility, to amend and restate the Credit Facility. The Supplemental Agreement includes revised financial covenant levels. The Supplemental Agreement also delays, until 2017, a portion of the contributions that we had been scheduled to make during 2014, 2015 and 2016 to the debt service reserve account that we are required to maintain under the Credit Facility. The Credit Facility delays $22 million of our 2014 contributions, $22 million of our 2015 contributions and $32 million of our expected 2016 contributions, for a total of $76 million. As of March 31, 2014, prior to the execution of the Supplemental Agreement, the minimum required cash reserve balance was $94.5 million. As of June 30, 2014, after the execution of the Supplemental Agreement, the minimum required cash reserve balance was reduced to $83.5 million. As a result of this reduction, $11.0 million was released from restricted cash during the three months ended June 30, 2014.

The Supplemental Agreement required us to raise at least $217.5 million through the sale of equity securities by July 31, 2014, with net proceeds of at least $200.0 million, in order for the amendment to become effective. The supplemental agreement allowed us to raise up to $150.0 million of the total in convertible preferred equity, with the remainder to be raised through sales of our common equity. There were no other conditions to the effectiveness of the Supplemental Agreement. The condition was satisfied on May 14, 2014 upon the closing of the sale of our common stock and Series B Cumulative Perpetual Convertible Preferred Stock, or Series B Preferred Stock.

Common Stock – Offerings

In May 2014, we issued 7,692,308 shares of our common stock in a registered direct public offering to certain investment funds affiliated with Baron Capital Group Inc., or Baron, at a price of $6.50 per share for aggregate gross proceeds of $50.0 million. We received proceeds of $49.9 million from the sale of the common stock to Baron, net of offering costs of $0.1 million. The settlement date of the offering was May 5, 2014.

Under the stock purchase agreement entered into with Baron, Baron was entitled to receive additional shares if, during the 90-day period following the date of the stock purchase agreement, we issued or sold securities below specified prices. As a result of our public offering of common stock and our public offering of Series B Preferred Stock, described below, we are obligated to deliver 504,413 additional shares of common stock to Baron. The shares will be issued on or about August 6, 2014.

Additionally, on May 14, 2014, we issued 8,483,608 shares of our common stock in an underwritten public offering, including 1,106,558 shares of common stock upon the underwriters’ election to exercise their overallotment option in full. The sale price to the underwriter, equal to $6.10 per share, reflected an aggregate underwriting discount of $2.6 million. We received proceeds of $49.0 million, which were net of the $2.6 million underwriting discount and $0.2 million of offering costs.

Series B Cumulative Convertible Perpetual Preferred Stock Offering

In May 2014, we issued 500,000 shares of our 6.75% Series B Preferred Stock in an underwritten public offering at a price to the public of $250 per share. The purchase price that we received, equal to $242.50 per share, reflected an underwriting discount of $7.50 per share. We received proceeds of $120.8 million from the sale of the Series B Preferred Stock which were net of the $3.8 million underwriter discount and $0.4 million of offering costs.

Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 6.75% per annum of the $250 liquidation preference per share (equivalent to an annual rate of $16.875 per share). Dividends on our Series B Preferred Stock will be payable quarterly in arrears, beginning on September 15, 2014. The Series B Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series B Preferred Stock ranks senior to our common stock and pari passu with respect to our Series A Preferred Stock with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding-up. Holders of Series B Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances.

Holders of Series B Preferred Stock may convert some or all of their outstanding Series B Preferred Stock initially at a conversion rate of 33.456 shares of common stock per $250 liquidation preference, which is equivalent to an initial conversion price of approximately $7.47 per share of common stock, subject to adjustment in certain events. Except as otherwise provided, the Series B Preferred Stock will be convertible only into shares of our common stock.

On or after May 15, 2019, we may, at our option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. On or prior to May 15, 2019, in the event of certain specified fundamental changes, holders of the Series B Preferred Stock will have the right to convert some or all of their shares of Series B Preferred Stock into the greater of (i) a number of shares of our common stock as subject to adjustment plus the make-whole premium, if any, and (ii) a number of shares of our common stock equal to the lesser of (a) the liquidation preference divided by the market value of the our common stock on the effective date of such fundamental change and (b) 81.9672 (subject to adjustment). In certain circumstances, we may elect to cash settle any conversions in connection with a fundamental change.

We intend to use the proceeds from the common stock and Series B Preferred Stock offerings for general corporate purposes, which may include capital expenditures, including development and deployment of the Iridium NEXT system, working capital and general and administrative expenses.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by disaster and relief agencies, and emergency first responders;

•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the ability to offer our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop new and innovative products and services for Iridium NEXT;

•	our ability to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites;

•	our ability to generate sufficient internal cash flows, including potential cash flows from hosted payloads and Iridium PRIME, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	Aireon LLC’s ability to successfully develop and market its space-based automatic dependent surveillance-broadcast, or ADS-B, global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;

•	Aireon’s ability to raise sufficient funds to pay hosting fees to us;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network through the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	market acceptance of our products;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•	reliance on single-source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•	reliance on a few significant customers for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Comparison of Our Results of Operations for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
		% of Total		% of Total	Change
($ in thousands)	2014	Revenue	2013	Revenue	Dollars	Percent
Revenue:
Services	$76,217	74%	$71,401	75%	$4,816	7%
Subscriber equipment	20,333	20%	19,815	21%	518	3%
Engineering and support services	5,971	6%	3,468	4%	2,503	72%
Total revenue	102,521	100%	94,684	100%	7,837	8%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	16,730	16%	14,206	15%	2,524	18%
Cost of subscriber equipment	13,268	13%	12,893	14%	375	3%
Research and development	4,645	5%	1,741	2%	2,904	167%
Selling, general and administrative	18,493	18%	18,399	19%	94	1%
Depreciation and amortization	19,672	19%	18,597	20%	1,075	6%
Total operating expenses	72,808	71%	65,836	70%	6,972	11%

Operating income	29,713	29%	28,848	30%	865	3%

Other income (expense):
Interest income, net	725	1%	641	1%	84	13%
Undrawn credit facility fees	(1,460)	(1)%	(2,020)	(2)%	560	(28)%
Other expense, net	(3,789)	(4)%	(869)	(1)%	(2,920)	336%
Total other expense	(4,524)	(4)%	(2,248)	(2)%	(2,276)	101%
Income before income taxes	25,189	25%	26,600	28%	(1,411)	(5)%
Provision for income taxes	(10,170)	(10)%	(11,187)	(12)%	1,017	(9)%
Net income	$15,019	15%	$15,413	16%	$(394)	(3)%

Revenue

Total revenue increased 8% to $102.5 million for the three months ended June 30, 2014 compared to $94.7 million for the three months ended June 30, 2013. This increase in revenue was primarily due to an increase in service revenue, driven by a 9% year-over-year increase in commercial billable subscribers and an increase in prepaid revenue resulting from the change in our prepaid airtime policy. Also contributing to the increase in total revenue was an increase in government-sponsored engineering and support service contracts and an increase in government service revenue.

Commercial Service Revenue

	Three Months Ended
	June 30, 2014			June 30, 2013			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$45.7	352	$44	$44.7	343	$44	$1.0	9	$-
Commercial M2M data	14.5	298	17	12.3	253	17	2.2	45	-
Total Commercial	$60.2	650		$57.0	596		$3.2	54

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Commercial voice and data revenue increased due to a higher number of subscribers and the change in our prepaid airtime policy, which became effective at the end of 2013. Commercial M2M data revenue growth was driven principally by an 18% increase in billable subscribers. We anticipate continued growth in billable commercial subscribers for the remainder of 2014.

Government Service Revenue

Three Months Ended
	June 30, 2014		June 30, 2013		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$16.0	55	$14.4	51	$1.6	4

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

Government service revenues for the three months ended June 30, 2014 increased to $16.0 million from $14.4 million in the prior year period as a result of the new EMSS contract. Under this contract, revenue is a fixed monthly amount and is no longer based on subscribers or usage, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the new EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties. We anticipate government service revenue for the full year 2014 will exceed full year 2013 government service revenue.

Subscriber Equipment Revenue

Subscriber equipment revenue increased 3%, or $0.5 million, for the three months ended June 30, 2014 compared to the prior year period. This increase was primarily due to higher unit sales of L-Band transceivers and M2M devices, somewhat offset by targeted lower pricing on these products designed to achieve the higher volumes we experienced. We anticipate subscriber equipment revenue for the full year 2014 to exceed full year 2013 due to higher overall unit sales.

Engineering and Support Service Revenue

	Three Months Ended
	June 30, 2014	June 30, 2013	Change
	(In millions)
Government	$5.5	$2.8	$2.7
Commercial	0.5	0.7	(0.2)
Total	$6.0	$3.5	$2.5

Engineering and support service revenue increased by $2.5 million for the three months ended June 30, 2014 compared to the prior year period due to the execution of government-sponsored contracts during the second half of 2013 related to the DoD’s gateway modernization efforts as we transition to Iridium NEXT capabilities. We anticipate an increase in the scope of work for government contracts in 2014 resulting in overall growth in engineering and support service revenue compared to 2013.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased $2.5 million, or 18%, for the three months ended June 30, 2014 from the prior year period primarily due to an increase in scope of work for government-sponsored contracts and related costs.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment increased by $0.4 million, or 3%, for the three months ended June 30, 2014 compared to the prior year period. This increase was primarily due to the increase in unit sales as described above. In addition, the cost per unit for the Iridium Pilot® terminals increased over the comparative period as we implemented product quality improvements. Partially offsetting these increases was a $1.9 million decline in the warranty provision for our Iridium Pilot terminals compared to the prior year period.

Research and Development

Research and development expenses increased by $2.9 million, or 167%, for the three months ended June 30, 2014 compared to the prior year period due to Iridium NEXT projects including development costs associated with enabling faster data speeds on our terminal equipment.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.1 million, or 6%, for the three months ended June 30, 2014 compared to the prior year period due to additions to property and equipment for ground infrastructure compatible with Iridium NEXT.

Other Income (Expense)

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $1.5 million for the three months ended June 30, 2014 compared to $2.0 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Other Expense, Net

Other expense, net, was $3.8 million for the three months ended June 30, 2014 compared to $0.9 million for the prior year period. This change primarily resulted from our share of the loss from our investment in Aireon LLC. Aireon is accounted for as an equity method investment within our financial statements, and our investment is included within other assets on our accompanying condensed consolidated balance sheet. As of June 30, 2014, due to our cumulative recognition of our share of Aireon’s reported losses, our investment balance in Aireon was zero. To the extent that Aireon continues to incur losses, we will suspend recognition of these losses on our condensed consolidated statement of operations until such time that future Aireon income exceeds cumulative accrued preferred dividends and accumulated suspended losses.

Provision for Income Taxes

For the three months ended June 30, 2014, our income tax provision was $10.2 million compared to $11.2 million for the prior year period.  The decrease in the income tax provision and rate is primarily a result of lower tax expense in the current period compared to the previous period for valuation allowance on certain state net operating losses. The valuation allowance serves to appropriately reflect the realizability of the state net operating loss carryforward deferred tax asset. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $15.0 million for the three months ended June 30, 2014, a decrease of $0.4 million from the prior year period. This decrease in net income was driven by a $2.9 million increase in research and development costs primarily for Iridium NEXT projects, a $2.9 million increase in other expenses related to our share of the loss from our investment in Aireon, and a $1.1 million increase in depreciation expense due to additions to property and equipment for ground infrastructure compatible with Iridium NEXT. These decreases to net income were partially offset by a $4.8 million increase in service revenue due to increased commercial billable subscribers and the favorable impact of the new EMSS contract, and a $1.1 million decrease in our provision for income taxes due to the estimated realizability of our state net operating loss carryforwards.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
		% of Total		% of Total	Change
($ in thousands)	2014	Revenue	2013	Revenue	Dollars	Percent
Revenue:
Services	$149,647	75%	$140,188	76%	$9,459	7%
Subscriber equipment	40,490	20%	37,146	20%	3,344	9%
Engineering and support services	10,416	5%	6,539	4%	3,877	59%
Total revenue	200,553	100%	183,873	100%	16,680	9%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	30,933	15%	28,682	16%	2,251	8%
Cost of subscriber equipment	27,180	14%	24,013	13%	3,167	13%
Research and development	6,766	3%	3,400	2%	3,366	99%
Selling, general and administrative	37,679	19%	36,764	20%	915	2%
Depreciation and amortization	39,938	20%	36,828	20%	3,110	8%
Total operating expenses	142,496	71%	129,687	71%	12,809	10%

Operating income	58,057	29%	54,186	29%	3,871	7%

Other income (expense):
Interest income, net	1,362	1%	1,278	1%	84	7%
Undrawn credit facility fees	(2,959)	(2)%	(4,116)	(2)%	1,157	(28)%
Other expense, net	(4,139)	(2)%	(2,265)	(1)%	(1,874)	83%
Total other expense	(5,736)	(3)%	(5,103)	(2)%	(633)	12%
Income before income taxes	52,321	26%	49,083	27%	3,238	7%
Provision for income taxes	(20,759)	(10)%	(18,736)	(10)%	(2,023)	11%
Net income	$31,562	16%	$30,347	17%	$1,215	4%

Revenue

Total revenue increased 9% to $200.6 million for the six months ended June 30, 2014 compared to $183.9 million for the six months ended June 30, 2013. This increase in revenue was primarily due to an increase in service revenue, driven by a 9% year-over-year increase in commercial billable subscribers and an increase in government service revenue. Also contributing to the increase in total revenue was an increase in subscriber equipment sales due to increased unit sales and an increase in government-sponsored engineering and support contracts.

Commercial Service Revenue

	Six Months Ended
	June 30, 2014			June 30, 2013			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$89.6	352	$43	$87.1	343	$43	$2.5	9	$-
Commercial M2M data	28.0	298	16	23.6	253	16	4.4	45	-
Total Commercial	$117.6	650		$110.7	596		$6.9	54

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

Commercial voice and data revenue increased due to a higher number of subscribers and the change in our prepaid airtime policy, which became effective at the end of 2013. Commercial M2M data revenue growth was driven principally by an 18% increase in billable subscribers.

Government Service Revenue

Six Months Ended
	June 30, 2014		June 30, 2013		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$32.0	55	$29.5	51	$2.5	4

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the six months ended June 30, 2014 increased to $32.0 million from $29.5 million in the prior year period as a result of the execution of the new EMSS contract. Under this contract, revenue is a fixed monthly amount and is no longer based on subscribers or usage, allowing an unlimited number of users access to existing services.

Subscriber Equipment Revenue

Subscriber equipment revenue increased 9%, or $3.3 million, for the six months ended June 30, 2014 compared to the prior year period. This increase was primarily due to higher unit sales of L-Band transceivers and M2M devices, somewhat offset by targeted lower pricing on these products designed to achieve the higher volumes we experienced.

Engineering and Support Service Revenue

	Six Months Ended
	June 30, 2014	June 30, 2013	Change
	(In millions)
Government	$9.4	$5.3	$4.1
Commercial	1.0	1.2	(0.2)
Total	$10.4	$6.5	$3.9

Engineering and support service revenue increased by $3.9 million for the six months ended June 30, 2014 compared to the prior year period due to the execution of government-sponsored contracts during the second half of 2013 related to the DoD’s gateway modernization efforts as we transition to Iridium NEXT capabilities.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) increased $2.3 million, or 8%, for the six months ended June 30, 2014 from the prior year period primarily due to an increase in scope of work for government-sponsored contracts and related costs.

Cost of Subscriber Equipment

Cost of subscriber equipment increased by $3.2 million, or 13%, for the six months ended June 30, 2014 compared to the prior year period. This increase was primarily due to the increase in unit sales as described above. In addition, the cost per unit for the Iridium Pilot® terminals increased over the comparative period as we implemented product quality improvements. Partially offsetting these increases was a $1.9 million decline in the warranty provision for our Iridium Pilot terminals compared to the prior year period.

Research and Development

Research and development expenses increased by $3.4 million, or 99%, for the six months ended June 30, 2014 compared to the prior year period due to Iridium NEXT projects including development costs associated with enabling faster data speeds on our terminal equipment.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.1 million, or 8%, for the six months ended June 30, 2014 compared to the prior year period primarily due to additions to property and equipment for ground infrastructure compatible with Iridium NEXT.

Other Income (Expense)

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $3.0 million for the six months ended June 30, 2014 compared to $4.1 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Other Expense, Net

Other expense, net, was $4.1 million for the six months ended June 30, 2014 compared to $2.3 million for the prior year period. This change primarily resulted from our share of the loss from our equity method investment in Aireon.

Provision for Income Taxes

For the six months ended June 30, 2014, our income tax provision was $20.8 million compared to $18.7 million for the prior year period. The increase in the rate and income tax provision is primarily related to the increase in our income before income taxes partially offset by lower tax expense in the current period compared to the prior year period for valuation allowance on certain state net operating losses. The valuation allowance serves to appropriately reflect the realizability of the state net operating loss carryforward deferred tax asset. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $31.6 million for the six months ended June 30, 2014, an increase of $1.2 million from the prior year period. This increase in net income was driven by a $9.5 million increase in service revenue due to increased commercial billable subscribers and the favorable impact of the new EMSS contract, a $3.9 million increase in engineering and support services revenue due to the execution of new government-sponsored contracts, and a $1.2 million decrease commitment fees on the undrawn portion of the Credit Facility. These increases to net income were partially offset by a $3.4 million increase in research and development costs primarily for Iridium NEXT projects, a $2.3 million increase in costs of services related to the increase in scope of work for government-sponsored contracts, a $3.1 million increase in depreciation expense due to additions to property and equipment for ground infrastructure compatible with Iridium NEXT, a $1.9 million increase in other expenses primarily related to our share of the loss from our investment in Aireon, and a $2.0 million increase in our provision for income taxes.

Liquidity and Capital Resources

As of June 30, 2014, our total cash and cash equivalents balance was $336.3 million, and our marketable securities balance was $164.2 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, research and development expenses, and dividends payable on our Series A Preferred Stock and Series B Preferred Stock.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our Credit Facility, together with cash and marketable securities on hand, and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME. We currently use the Credit Facility to pay 85% of each invoice we receive from Thales Alenia Space France, or Thales, under their contract for the development and construction of our Iridium NEXT satellites, with the remaining 15% funded from cash, cash equivalents and marketable securities on hand. We also utilize the Credit Facility to fund a portion of the interest under the Credit Facility and COFACE insurance premiums. Once the Credit Facility is fully drawn, we expect to pay 100% of each invoice we receive from Thales and all interest on the Credit Facility from cash and marketable securities on hand, and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME. We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. There can also be no assurance that our internally generated cash flows, including those from hosted payloads on our Iridium NEXT satellites, will meet our current expectations. If we do not generate sufficient cash flows, or if the cost of implementing Iridium NEXT or the other elements of our business plan are higher than anticipated, we may need further external funding. Our ability to obtain additional funding may be adversely affected by a number of factors, including global economic conditions, and we cannot assure you that we will be able to obtain such funding on reasonable terms or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

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

Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $16.875 per share. Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15, beginning September 15, 2014. For each full quarter that the Series B Preferred Stock is outstanding, and assuming that no shares of Series B Preferred Stock have been converted into shares of our common stock, we would be required to pay cash dividends of $2.1 million. We expect that we will satisfy dividend requirements, if and when declared, from internally generated cash flows.

As of June 30, 2014, we had borrowed a total of $1,084.4 million under the Credit Facility. The unused portion of the Credit Facility as of June 30, 2014 was $715.6 million. Under the terms of the Credit Facility, a minimum cash reserve for debt service of $83.5 million as of June 30, 2014 was maintained and classified as restricted cash on the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017. For more information about our cash reserves, see “Recent Developments—Amendment and Restatement of the Credit Facility” above.

In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended and restated in May 2014, include:

•	an available cash balance of at least $25 million;

•	a debt-to-equity ratio, which is calculated as the ratio of total net debt to the aggregate of total net debt and total stockholders’ equity, of no more than 0.7 to 1, measured each June 30 and December 31;

•	specified maximum levels of annual capital expenditures (excluding expenditures on the construction of Iridium NEXT satellites) through the year ending December 31, 2024;

•	specified minimum levels of consolidated operational earnings before interest, taxes, depreciation and amortization, or operational EBITDA, for the 12-month periods ending each December 31 and June 30 through December 31, 2017;

•	specified minimum cash flow requirements from customers who have hosted payloads on our satellites during the 12-month periods ending each December 31 and June 30, beginning June 30, 2016 and ending on December 31, 2017;

•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5; and

•	specified maximum leverage levels during the repayment period that decline from a ratio of 4.73 to 1 for the twelve months ending June 30, 2018 to a ratio of 2.36 to 1 for the twelve months ending December 31, 2024.

Our available cash balance, as defined by the Credit Facility, was $386.1 million as of June 30, 2014. Our debt-to-equity ratio was 0.39 to 1 as of June 30, 2014. We were in compliance with the operational EBITDA covenant set forth above as of June 30, 2014. We were also in compliance with the annual capital expenditure covenants set forth above as of December 31, 2013, the last point at which they were measured.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of June 30, 2014, we had no available cure amount, though none was required to maintain compliance with the covenants. We note that available cure amount, due to the complexity of its calculation, has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2014	2013	Change
	(in thousands)
Cash provided by operating activities	$91,197	$100,262	$(9,065)
Cash used in investing activities	$(195,806)	$(236,088)	$40,282
Cash provided by financing activities	$254,595	$78,256	$176,339

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 decreased by $9.1 million from the prior year period. This decrease was principally due to the timing of cash collections for customer-related receivables, primarily driven by our increase in equipment sales.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 decreased by $40.3 million compared to the prior year period primarily due to a $43.6 million decrease in capital expenditures primarily related to Iridium NEXT.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 increased by $176.3 million from the prior year period primarily due to receipt of net proceeds of $219.7 million from the sale of our common stock and Series B Preferred Stock during the second quarter of 2014. This increase was partially offset by a $56.5 million decrease in borrowings under the Credit Facility.

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

Recent Accounting Developments

On May 28, 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers or ASU 2014-09, that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. ASU 2014-09 becomes effective for us in the first quarter of fiscal 2017. We have not yet selected a transition method, and we are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the three months ended June 30, 2014, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We had borrowed $1,084.4 million under the Credit Facility as of June 30, 2014. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended June 30, 2014, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by less than $0.1 million for the three months ended June 30, 2014.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. At times we maintain cash and cash equivalent deposit balances in excess of Federal Deposit Insurance Corporation limits, and we may have marketable securities balances in excess of Securities Investment Protection Corporation limits. However, we maintain our cash, cash equivalents and marketable securities with financial institutions with high credit ratings. The majority of our cash is swept nightly into funds that invest in or are collateralized by U.S government-backed securities. During 2013, we invested in marketable securities consisting of fixed income and commercial paper debt instruments with fixed interest rates and maturity dates within three years of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2013. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of June 30, 2014, a 100 basis point change in interest rates would not have a material impact on the fair value of our marketable securities.

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

Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Neither we nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding threatened against us or any of our subsidiaries.

ITEM 1A.	RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part II, Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 1, 2014.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: July 31, 2014

31

EXHIBIT INDEX

Exhibit	Description

3.1	Certificate of Designations of Iridium Communications Inc. filed on May 14, 2014 with the Secretary of State of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the 6.75% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the SEC on May 14, 2014.

10.1†	Supplemental Agreement dated as of May 2, 2014 between Iridium Satellite LLC and Société Générale, as COFACE Agent, amending and restating the COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, as amended and restated on 1 August 2012, as amended on 26 July 2013 and as amended on 30 October 2013.

10.2†	Amendment No. 4 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of April 21, 2014.

10.3†	Amendment No. 5 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 20, 2014.

10.4	Stock Purchase Agreement, dated as of May 2, 2014, by and among Iridium Communications Inc. and Baron Growth Fund, VY Baron Growth Portfolio and LVIP Baron Growth Opportunities Fund, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101**

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i)      Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013;

(ii)     Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2014 and 2013;

(iii)    Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and

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

33