Form 10-Q
period 2014-09-30
Iridium Communications Inc.
filed 2014-10-30
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 27, 2014 was 93,741,773.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$307,121	$186,342
Marketable securities	215,959	76,647
Accounts receivable, net	60,280	54,758
Inventory	29,352	29,532
Deferred tax assets, net	15,719	9,076
Prepaid expenses and other current assets	10,000	13,203
Total current assets	638,431	369,558
Property and equipment, net	1,689,765	1,575,579
Restricted cash	86,086	81,223
Other assets	8,552	8,909
Intangible assets, net	47,665	57,452
Deferred financing costs	128,382	130,036
Goodwill	87,039	87,039
Total assets	$2,685,920	$2,309,796

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,224	$12,934
Accrued expenses and other current liabilities	41,757	39,209
Interest payable	21,490	7,989
Deferred revenue	38,072	41,367
Total current liabilities	112,543	101,499
Accrued satellite operations and maintenance expense, net of current portion	15,385	16,389
Credit facility	1,089,540	1,039,203
Deferred tax liabilities, net	241,530	202,825
Other long-term liabilities	16,877	10,385
Total liabilities	1,475,875	1,370,301

Commitments and contingencies

Stockholders' equity:
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized, issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 500 and zero shares authorized, issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 93,742 and 76,690 shares issued and outstanding, respectively	94	77
Additional paid-in capital	1,028,426	801,262
Retained earnings	182,334	138,845
Accumulated other comprehensive loss, net of tax	(809)	(689)
Total stockholders' equity	1,210,045	939,495
Total liabilities and stockholders' equity	$2,685,920	$2,309,796

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue:
Services	$81,568	$75,381	$231,215	$215,569
Subscriber equipment	20,550	20,253	61,040	57,399
Engineering and support services	5,375	4,935	15,791	11,474
Total revenue	107,493	100,569	308,046	284,442

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	16,372	14,776	47,305	43,458
Cost of subscriber equipment	15,244	15,550	42,424	39,563
Research and development	4,910	3,125	11,676	6,525
Selling, general and administrative	18,277	18,290	55,956	55,054
Depreciation and amortization	19,677	19,377	59,615	56,205
Total operating expenses	74,480	71,118	216,976	200,805

Operating income	33,013	29,451	91,070	83,637

Other income (expense):
Interest income, net	1,262	557	2,624	1,835
Undrawn credit facility fees	(1,454)	(1,886)	(4,413)	(6,002)
Other expense, net	(365)	(1,101)	(4,504)	(3,366)
Total other expense	(557)	(2,430)	(6,293)	(7,533)
Income before income taxes	32,456	27,021	84,777	76,104
Provision for income taxes	(12,068)	(10,436)	(32,827)	(29,172)
Net income	20,388	16,585	51,950	46,932
Series A Preferred Stock dividends	1,750	1,750	5,250	5,250
Series B Preferred Stock dividends	2,109	-	3,211	-
Net income attributable to common stockholders	$16,529	$14,835	$43,489	$41,682

Weighted average shares outstanding - basic	94,048	76,962	86,037	76,877
Weighted average shares outstanding - diluted	121,516	87,591	94,691	87,532
Net income attributable to common stockholders per share - basic	$0.18	$0.19	$0.51	$0.54
Net income attributable to common stockholders per share - diluted	$0.17	$0.19	$0.49	$0.54

Comprehensive income:
Net income	$20,388	$16,585	$51,950	$46,932
Foreign currency translation adjustments, net of tax	(534)	(94)	(104)	(355)
Unrealized gain (loss) on marketable securities, net of tax	(78)	219	(16)	(66)
Comprehensive income	$19,776	$16,710	$51,830	$46,511

See notes to unaudited condensed consolidated financial statements

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net cash provided by operating activities	$153,335	$144,332

Cash flows from investing activities:
Capital expenditures	(144,929)	(263,445)
Purchases of marketable securities	(185,607)	(100,794)
Sales and maturities of marketable securities	45,610	26,904
Investment in equity method affiliate	-	(5,000)
Net cash used in investing activities	(284,926)	(342,335)

Cash flows from financing activities:
Borrowings under the Credit Facility	50,336	184,503
Payment of deferred financing fees	(5,043)	(11,704)
Restricted cash deposits	(15,872)	(26,982)
Release from restricted cash	11,009	-
Proceeds from exercise of warrants	-	4
Proceeds from exercise of stock options	619	11
Tax payment upon settlement of stock awards	(220)	-
Payment of preferred stock dividends	(8,109)	(5,250)
Proceeds from issuance of Series B Preferred Stock, net of $4.2 million of issuance costs	120,753	-
Proceeds from issuance of common stock, net of $2.9 million of issuance costs	98,897	-
Net cash provided by financing activities	252,370	140,582

Net increase (decrease) in cash and cash equivalents	120,779	(57,421)
Cash and cash equivalents, beginning of period	186,342	254,418
Cash and cash equivalents, end of period	$307,121	$196,997

Supplemental cash flow information:
Interest paid	$7,271	$5,096
Income taxes paid (refunded)	$(138)	$(2,947)

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$8,820	$6,382
Interest capitalized but not paid	$21,490	$16,912
Capitalized amortization of deferred financing costs	$6,698	$8,294
Capitalized paid-in-kind interest	$16,542	$11,667
Capitalized stock-based compensation	$867	$996

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292
Dividends accrued on Series B Preferred Stock	$352	$-

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

2. Significant Accounting Policies

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income. Changes in the warranty reserve during the nine months ended September 30, 2014 were as follows:

Nine Months Ended
September 30, 2014
(in thousands)
Balance at beginning of the period	$8,853
Provision	5,052
Utilization	(5,502)
Balance at end of the period	$8,403

Fair Value Measurements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, marketable securities, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. The fair value hierarchy consists of the following tiers:

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

The carrying values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities) approximate their fair values because of their short-term nature. The fair value of the Company’s investments in money market funds approximates its carrying value; such instruments are classified as Level 1 and are included in cash and cash equivalents on the accompanying condensed consolidated balance sheets. The fair value of the Company’s investments in commercial paper and short-term U.S. agency securities with original maturities of less than ninety days approximates their carrying value; such instruments are classified as Level 2 and are included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The fair value of the Company’s investments in fixed-income debt securities and commercial paper with original maturities of greater than ninety days are obtained using similar investments traded on active securities exchanges and are classified as Level 2 and are included in marketable securities on the accompanying condensed consolidated balance sheets.

Depreciation Expense

The Company calculates depreciation expense using the straight line method and evaluates the appropriateness of the useful life used on a quarterly basis or as events occur that require additional assessment. In September 2014, the Company updated its analysis of the current satellites’ remaining useful lives based on the refinement of the launch schedule and deployment plan for the Company’s next-generation satellite constellation (“Iridium NEXT”). As a result, the estimated useful lives of the satellites within the current constellation have been extended and are consistent with the expected deployment of Iridium NEXT. The change in estimated useful life resulted in a decrease in depreciation expense for the three months ended September 30, 2014 compared to the prior-year period. The change in accounting estimate reduced the depreciation expense for the three months ended September 30, 2014 by $0.9 million and the change in estimate will have an impact on future periods. The Company will continue to evaluate the useful lives of its current satellites on an ongoing basis through the full deployment of Iridium NEXT as the satellites are placed into service.

Additionally, during the nine months ended September 30, 2014, the Company lost communication with three of its in-orbit satellites, one in the first quarter of 2014 and two in the third quarter of 2014. As a result, an impairment charge of $1.3 million and $2.2 million was recorded within depreciation expense for the three and nine months ended September 30, 2014, respectively. The Company had in-orbit spare satellites available to replace the lost satellites. The Company lost no satellites in 2013. The Company does not believe the loss of these satellites is an indicator of impairment of the constellation as of September 30, 2014.

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

	September 30,	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents:
Cash	$133,546	$86,074
Money market funds	159,109	88,769
Commercial paper	14,466	11,499
Total cash and cash equivalents	$307,121	$186,342

The increase in cash, cash equivalents, and marketable securities from December 31, 2013 to September 30, 2014 is due to the proceeds from the sale of the Company’s common stock and 6.75% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”). For further discussion of the Company’s equity transactions, see the Equity Transactions and Instruments footnote below.

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”). As of September 30, 2014 and December 31, 2013, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $86.1 million and $81.2 million, respectively. For further discussion on the cash reserve for debt service related to the Credit Facility, see the Commitments and Contingencies footnote below.

Marketable Securities

Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets on the accompanying condensed consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the three and nine months ended September 30, 2014 and 2013. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. As of September 30, 2014, the fair value of the Company’s marketable securities included gross unrealized losses of approximately $0.2 million. The Company determined that the decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

The following tables summarize the Company’s marketable securities:

	As of September 30, 2014
	Amortized	Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Fixed-income debt securities	$133,561	$138	$(179)	$133,520
Commercial paper	82,439	-	-	82,439
Total marketable securities	$216,000	$138	$(179)	$215,959

	As of December 31, 2013
	Amortized	Gross	Gross	Estimated
	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Fixed-income debt securities	$57,048	$45	$(61)	$57,032
Commercial paper	19,615	-	-	19,615
Total marketable securities	$76,663	$45	$(61)	$76,647

The following tables present the contractual maturities of the Company’s marketable securities:

	As of September 30, 2014
	Amortized	Fair
	Cost	Value
	(in thousands)
Mature within one year	$127,457	$127,515
Mature after one year and within three years	88,543	88,444
Total	$216,000	$215,959

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT, the Company’s next-generation satellite constellation. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend into the first quarter of 2018. As of September 30, 2014, the Company had made aggregate payments of $1,126.8 million to Thales, of which $957.8 million were from borrowings under the Credit Facility, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The Company currently uses the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, the Company expects to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flow, including potential cash flows from hosted payloads and Iridium PRIMESM.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The maximum price under the SpaceX Agreement is $453.1 million. As of September 30, 2014, the Company had made aggregate payments of $104.4 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. Aggregate payments to SpaceX include a $3.0 million refundable deposit made in the first quarter of 2014 for the reservation of additional future launches.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement originally provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, the Company exercised an option for one launch to carry the first two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of September 30, 2014, the Company had made aggregate payments of $23.3 million to Kosmotras, which were capitalized within property and equipment, net in the accompanying condensed consolidated balance sheet. The option to purchase two dedicated launches expired as of December 31, 2013. By amendment dated April 21, 2014, the option to purchase the remaining three dedicated launches was extended through December 31, 2014.

Credit Facility

In October 2010, the Company entered into the Credit Facility with a syndicate of bank lenders (the “Lenders”). The Credit Facility was subsequently amended and restated in August 2012. In May 2014, the Company entered into a supplemental agreement (the “Supplemental Agreement”) with the Lenders under the Credit Facility to further amend and restate the Credit Facility. The Company had borrowed an aggregate total of $1,089.5 million as of September 30, 2014. The unused portion of the Credit Facility as of September 30, 2014 was $710.5 million. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for repayment. As of September 30, 2014, the minimum required cash reserve balance was $86.0 million. This amount is included in restricted cash in the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017.

Interest costs incurred under the Credit Facility were $12.8 million and $37.3 million for the three and nine months ended September 30, 2014, respectively. All interest costs incurred related to the Credit Facility are capitalized during the construction period of the Iridium NEXT assets. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. Interest paid through deemed loans is included in the Company’s aggregate total borrowings under the Credit Facility of $1,089.5 million as of September 30, 2014. The following table presents interest activity for the Credit Facility for the nine months ended September 30, 2014 and 2013 payable via cash or deemed loan:

	Nine Months Ended
	September 30, 2014
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$2,435	$5,543	$7,978
Interest incurred	11,419	25,906	37,325
Interest payments	(7,271)	(16,542)	(23,813)
Ending interest payable	$6,583	$14,907	$21,490

	Nine Months Ended
	September 30, 2013
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$1,630	$3,734	$5,364
Interest incurred	8,653	19,658	28,311
Interest payments	(5,096)	(11,667)	(16,763)
Ending interest payable	$5,187	$11,725	$16,912

The Company is obligated to pay a cash commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. During the nine months ended September 30, 2014, the Company paid $3.2 million as a semi-annual installment of the commitment fee. The commitment fee payable on the undrawn portion of the Credit Facility as of September 30, 2014 was $2.9 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

The Supplemental Agreement includes revised financial covenant levels. The Supplemental Agreement also delays, until 2017, a portion of the contributions that the Company had been scheduled to make during 2014, 2015 and 2016 to the debt service reserve account that the Company is required to maintain under the Credit Facility. The Supplemental Agreement delays $22 million of the Company’s 2014 contributions, $22 million of the Company’s 2015 contributions and $32 million of the Company’s 2016 contributions, for a total of $76 million. As of March 31, 2014, prior to the execution of the Supplemental Agreement, the minimum required cash reserve balance was $94.5 million. As of June 30, 2014 after the execution of the Supplemental Agreement, the minimum required cash reserve balance was reduced to $83.5 million. As a result of this reduction, $11.0 million was released from restricted cash to the Company during the three months ended June 30, 2014. In accordance with the Supplemental Agreement, as of September 30, 2014, the minimum cash reserve for debt service was $86.0 million and was maintained and classified as restricted cash on the accompanying condensed consolidated balance sheet.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. On October 7, 2014, Kappa Digital, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas - Marshall Division. In this action, Kappa Digital alleges that the Company’s products, services and/or systems infringe on Kappa’s U.S. Patent entitled “Method And System For A Wireless Digital Message Service.” Kappa Digital is seeking a judgment that the Company has infringed on its patent and is seeking a permanent injunction enjoining the Company from further infringement, as well as damages, costs, expenses, interest and attorneys’ fees. The Company has not yet filed an answer to the complaint, and no discovery has occurred. As of the date of this report, the Company has not completed an assessment to determine the likelihood of an unfavorable outcome of the complaint as remote, reasonably possible, or probable and an amount of possible loss cannot be reasonably estimated. For additional information regarding the complaint, refer to the “Legal Proceedings” section of the Quarterly Report on Form 10-Q that includes these financial statements.

The Company is not aware of any other actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

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

During 2012, the Company’s stockholders approved a stock incentive plan (the “2012 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of September 30, 2014, 13,416,019 shares of common stock were authorized for issuance as awards under the 2012 Stock Incentive Plan.

In January 2014, members of the Company’s board of directors elected to receive a portion of their 2014 annual compensation in the form of equity awards, in an aggregate amount of approximately 112,000 stock options and 108,000 RSUs. These stock options and RSUs were granted in January 2014 and vest through the end of 2014, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was $0.3 million. The estimated aggregate grant-date fair value of the RSUs was $0.7 million. In July 2014, a new member of the Company’s board of directors elected to receive a portion of his 2014 annual compensation in the form of equity awards, in an aggregate amount of approximately 20,000 stock options which vest through the end of 2014, with 33% vesting immediately upon grant and 33% and 34% vesting on September 30, 2014 and December 31, 2014, respectively. The estimated aggregate grant date fair value of the stock options was $0.1 million.

During the nine months ended September 30, 2014, the Company granted approximately 987,000 stock options and 786,000 service-based RSUs to its employees. Employee stock options and service-based RSUs generally vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The estimated aggregate grant date fair values of the stock options and service-based RSUs granted during the nine months ended September 30, 2014 were $3.0 million and $5.1 million, respectively.

In addition, during the nine months ended September 30, 2014, the Company granted performance-based RSUs to its employees. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. In March 2014, the Company awarded approximately 207,000 performance-based RSUs to the Company’s executives (the “March 2014 RSUs”). Vesting of these March 2014 RSUs is dependent upon the Company’s achievement of defined performance goals over fiscal years 2014 and 2015. The number of March 2014 RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the March 2014 RSUs will vest at the end of two years and the remaining 50% will vest at the end of the third year, subject to continued service. In June 2014, the Company awarded approximately 323,000 performance-based RSUs to its executives and employees (the “June 2014 RSUs”). Vesting of the June 2014 RSUs is dependent upon the Company’s achievement of defined performance goals for the 2014 fiscal year. The level of achievement, if any, of performance goals in connection with the June 2014 RSUs will be determined by the compensation committee. The Company expects this determination to occur in the first quarter of 2015. The estimated aggregate grant date fair values of the March 2014 RSUs and June 2014 RSUs granted during the nine months ended September 30, 2014 were $1.3 million and $2.6 million, respectively.

In June 2014, the Company granted 45,000 stock options to non-employee consultants. The stock options granted to consultants are generally subject to service vesting and vest quarterly over a two-year service period. The fair value of the consultant options is the then-current fair value attributable to the vesting portions of the awards, calculated using the Black-Scholes option pricing model. The estimated aggregate grant date fair value of the stock options granted to non-employee consultants during 2014 was $0.2 million.

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

The Company may redeem each of the $11.50 Warrants at a price of $0.01 upon 30 days prior notice, provided that the warrants are exercisable and the registration statement covering the common stock issuable upon exercise of the warrants remains effective and available, and provided further that such redemption can only be made if the closing price of the common stock is at least $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third day prior to the date on which notice of redemption is given. If the registration statement is not still effective at the time of exercise, the holders of the $11.50 Warrants will not be entitled to exercise the warrants, and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle any such warrant exercise. Consequently, the $11.50 Warrants may expire unexercised and unredeemed. The number of shares of the Company’s common stock issuable upon the exercise of each $11.50 Warrant is subject to adjustment from time to time upon the occurrence of specified events. As of September 30, 2014, 277,021 of the $11.50 Warrants remained outstanding. Any remaining outstanding $11.50 Warrants will expire in February 2015.

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of September 30, 2014.

Series A Cumulative Perpetual Convertible Preferred Stock

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

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $100 liquidation preference per share (equivalent to an annual rate of $7.00 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series A Preferred Stock ranks senior to the Company’s common stock and on parity with the Company’s Series B Preferred Stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up. Holders of Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series A Preferred Stock may convert some or all of their outstanding Series A Preferred Stock at an initial conversion rate of 10.6022 shares of common stock per $100 liquidation preference, which is equivalent to an initial conversion price of approximately $9.43 per share of common stock (subject to adjustment in certain events).

In 2013, the Company paid $7.0 million in cash dividends to its holders of Series A Preferred Stock. During the three and nine months ended September 30, 2014, the Company paid cash dividends of $1.8 million and $5.3 million, respectively, to holders of the Series A Preferred Stock. As of September 30, 2014, the Company has accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.

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

Series B Cumulative Perpetual Convertible Preferred Stock

In May 2014, the Company issued 500,000 shares of its Series B Preferred Stock in an underwritten public offering at a price to the public of $250 per share. The purchase price received by the Company, equal to $242.50 per share, reflected an underwriting discount of $7.50 per share. The Company received proceeds of $120.8 million from the sale of the Series B Preferred Stock, net of the $3.8 million underwriter discount and $0.4 million of offering costs. The Company intends to use the net proceeds of this offering to partially fund the construction and deployment of Iridium NEXT and for other general corporate purposes.

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

During the three and nine months ended September 30, 2014, the Company paid cash dividends of $2.9 million to holders of the Series B Preferred Stock. As of September 30, 2014, the Company has accrued $0.4 million in cash dividends for the holders of the Series B Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.

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

Under the stock purchase agreement entered into with Baron, Baron was entitled to receive additional shares if, during the 90-day period following the date of the stock purchase agreement, the Company issued or sold securities below specified prices. As a result of the Company’s public offering of common stock, described below, and its public offering of Series B Preferred Stock, described above, the Company delivered 504,413 additional shares of common stock to Baron on August 6, 2014.

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

7. Net Income Per Share

The Company calculates basic net income per share by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options and stock purchase warrants, is computed using the treasury stock method. The effect of potential dilutive common shares issuable upon the conversion of the outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. The RSUs granted to members of the Company’s board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The calculation of basic and diluted net income per share excludes net income attributable to the unvested RSUs from the numerator and excludes the impact of unvested RSUs from the denominator.

The computations of basic and diluted net income per share are set forth as follows:

	Three Months Ended September 30,
	2014	2013
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$16,529	$14,835
Net income allocated to participating securities	(8)	(11)
Numerator for basic net income per share	16,521	14,824
Dividends on Series A Preferred Stock	1,750	1,750
Dividends on Series B Preferred Stock	2,109	-
Numerator for diluted net income per share	$20,380	$16,574

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	94,048	76,962
Dilutive effect of stock options	115	3
Dilutive effect of contingently issuable shares	23	24
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,728	-
Denominator for diluted net income per share	121,516	87,591

Net income per share attributable to common stockholders - basic	$0.18	$0.19
Net income per share attributable to common stockholders - diluted	$0.17	$0.19

For the three months ended September 30, 2014, warrants to purchase 0.3 million shares of common stock and options to purchase 1.7 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. For the three months ended September 30, 2014, 1.3 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

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

	Nine Months Ended September 30,
	2014	2013
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$43,489	$41,682
Net income allocated to participating securities	(38)	(48)
Numerator for basic net income per share	43,451	41,634
Dividends on Series A Preferred Stock	-	5,250
Dividends on Series B Preferred Stock	3,211	-
Numerator for diluted net income per share	$46,662	$46,884

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	86,037	76,877
Dilutive effect of warrants	-	1
Dilutive effect of stock options	26	-
Dilutive effect of contingently issuable shares	50	52
Dilutive effect of Series A Preferred Stock	-	10,602
Dilutive effect of Series B Preferred Stock	8,578	-
Denominator for diluted net income per share	94,691	87,532

Net income attributable to common stockholders per share - basic	$0.51	$0.54
Net income attributable to common stockholders per share - diluted	$0.49	$0.54

For the nine months ended September 30, 2014, warrants to purchase 0.3 million shares of common stock and options to purchase 3.9 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. In addition, for the nine months ended September 30, 2014, 10.6 million shares of Series A Preferred Stock, which represent the weighted-average number of shares of common stock calculated using the as-if converted method, were also excluded from the calculation of diluted net income per share, as the effect would be anti-dilutive. For the nine months ended September 30, 2014, 1.3 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

For the nine months ended September 30, 2013, warrants to purchase 0.3 million shares of common stock and options to purchase 4.1 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the nine months ended September 30, 2013, 0.5 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing more than 70 service providers, more than 190 value-added resellers, or VARs, and more than 45 value-added manufacturers, who either sell directly to the end-user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific vertical markets.

At September 30, 2014, we had approximately 726,000 billable subscribers worldwide, an increase of 11% from approximately 655,000 billable subscribers at September 30, 2013. We have a diverse customer base, with end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, and on hardware and software upgrades to our ground infrastructure in preparation for Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our information technology systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion loan facility, or the Credit Facility, together with cash and marketable securities on hand, and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME. The remaining portion of the Credit Facility not used to develop Iridium NEXT is utilized for capitalized interest and insurance premiums paid to COFACE, the French export credit agency that insures the Credit Facility. As discussed below in “Liquidity and Capital Resources,” we were in compliance with all our financial covenants as of September 30, 2014 and believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next twelve months. As of October 28, 2014, we have borrowed a total of $1,089.5 million under the Credit Facility. For more information about our sources of funding, refer to “Liquidity and Capital Resources” below.

Recent Developments

Amendment and Restatement of the Credit Facility

In May 2014, we entered into a supplemental agreement, or the Supplemental Agreement, with the Lenders under the Credit Facility, to amend and restate the Credit Facility. The Supplemental Agreement includes revised financial covenant levels. The Supplemental Agreement also delays, until 2017, a portion of the contributions that we had been scheduled to make during 2014, 2015 and 2016 to the debt service reserve account that we are required to maintain under the Credit Facility. The Credit Facility delays $22 million of our 2014 contributions, $22 million of our 2015 contributions and $32 million of our 2016 contributions, for a total of $76 million. As of March 31, 2014, prior to the execution of the Supplemental Agreement, the minimum required cash reserve balance was $94.5 million. As of June 30, 2014, after the execution of the Supplemental Agreement, the minimum required cash reserve balance was reduced to $83.5 million. As a result of this reduction, $11.0 million was released from restricted cash during the three months ended June 30, 2014. In accordance with the Supplemental Agreement, as of September 30, 2014, the minimum cash reserve for debt service was $86.0 million and was maintained and classified as restricted cash on the accompanying condensed consolidated balance sheet.

The Supplemental Agreement required us to raise at least $217.5 million through the sale of equity securities by July 31, 2014, with net proceeds of at least $200.0 million, in order for the amendment to become effective. The supplemental agreement allowed us to raise up to $150.0 million of the total in convertible preferred equity, with the remainder to be raised through sales of our common equity. There were no other conditions to the effectiveness of the Supplemental Agreement. The condition was satisfied on May 14, 2014 upon the closing of the sales of our common stock and 6.75% Series B Cumulative Perpetual Convertible Preferred Stock, or Series B Preferred Stock, described below.

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

Under the stock purchase agreement entered into with Baron, Baron was entitled to receive additional shares if, during the 90-day period following the date of the stock purchase agreement, we issued or sold securities below specified prices. As a result of our public offering of common stock and our public offering of Series B Preferred Stock, described below, we were obligated to deliver 504,413 additional shares of common stock to Baron. The additional shares were issued on August 6, 2014.

In May 2014, we issued an additional 8,483,608 shares of our common stock in an underwritten public offering, including 1,106,558 shares of common stock upon the underwriters’ election to exercise their overallotment option in full. The sale price to the underwriter, equal to $6.10 per share, reflected an aggregate underwriting discount of $2.6 million. We received proceeds of $49.0 million, which were net of the $2.6 million underwriting discount and $0.2 million of offering costs.

Series B Cumulative Perpetual Convertible Preferred Stock Offering

In May 2014, we issued 500,000 shares of our Series B Preferred Stock in an underwritten public offering at a price to the public of $250 per share. The purchase price that we received, equal to $242.50 per share, reflected an underwriting discount of $7.50 per share. We received proceeds of $120.8 million from the sale of the Series B Preferred Stock, which were net of the $3.8 million underwriter discount and $0.4 million of offering costs.

Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 6.75% per annum of the $250 liquidation preference per share (equivalent to an annual rate of $16.875 per share). Dividends on our Series B Preferred Stock are payable quarterly in arrears, beginning on September 15, 2014. The Series B Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series B Preferred Stock ranks senior to our common stock and pari passu with respect to our Series A Preferred Stock with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding-up. Holders of Series B Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances.

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

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by disaster and relief agencies, and emergency first responders;

•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the ability to offer our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop new and innovative products and services for Iridium NEXT;

•	our ability to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites;

•	our ability to generate sufficient internal cash flows, including potential cash flows from hosted payloads and Iridium PRIME, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	Aireon LLC’s ability to successfully develop and market its space-based automatic dependent surveillance-broadcast, or ADS-B, global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;

•	Aireon’s ability to raise sufficient funds to pay hosting fees to us;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network through the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	market acceptance of our products;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•	reliance on single-source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•	reliance on a few significant customers for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Comparison of Our Results of Operations for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2014	Revenue	2013	Revenue	Dollars	Percent
Revenue:
Services	$81,568	76%	$75,381	75%	$6,187	8%
Subscriber equipment	20,550	19%	20,253	20%	297	1%
Engineering and support services	5,375	5%	4,935	5%	440	9%
Total revenue	107,493	100%	100,569	100%	6,924	7%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	16,372	15%	14,776	15%	1,596	11%
Cost of subscriber equipment	15,244	14%	15,550	16%	(306)	(2%)
Research and development	4,910	5%	3,125	3%	1,785	57%
Selling, general and administrative	18,277	17%	18,290	18%	(13)	0%
Depreciation and amortization	19,677	18%	19,377	19%	300	2%
Total operating expenses	74,480	69%	71,118	71%	3,362	5%

Operating income	33,013	31%	29,451	29%	3,562	12%

Other income (expense):
Interest income, net	1,262	1%	557	1%	705	127%
Undrawn credit facility fees	(1,454)	(1%)	(1,886)	(2%)	432	(23%)
Other expense, net	(365)	(1%)	(1,101)	(1%)	736	(67%)
Total other expense	(557)	(1%)	(2,430)	(2%)	1,873	(77%)
Income before income taxes	32,456	30%	27,021	27%	5,435	20%
Provision for income taxes	(12,068)	(11%)	(10,436)	(10%)	(1,632)	16%
Net income	$20,388	19%	$16,585	17%	$3,803	23%

Revenue

Total revenue increased 7% to $107.5 million for the three months ended September 30, 2014 compared to $100.6 million for the three months ended September 30, 2013. This increase in revenue was primarily due to an increase in service revenue, driven by an 11% year-over-year increase in billable commercial subscribers and an increase in revenue recognized from prepaid vouchers.

Commercial Service Revenue

	Three Months Ended
	September 30, 2014			September 30, 2013			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$50.1	356	$47	$48.5	345	$47	$1.6	11	$-
Commercial M2M data	15.5	313	17	12.8	259	17	2.7	54	-
Total Commercial	$65.6	669		$61.3	604		$4.3	65

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

For the three months ended September 30, 2014, commercial voice and data revenue increased primarily due to the increased number of Iridium OpenPort® billable subscribers. Also contributing to the increase was an increase in prepaid revenue resulting from both a non-recurring benefit related to the non-renewal of vouchers by several large customers as well as the change in our prepaid airtime policy, which became effective at the end of 2013. These increases were partially offset by a decrease in handset usage for the three months ended September 30, 2014. Commercial M2M data revenue growth was driven principally by a 21% increase in commercial M2M data billable subscribers. We anticipate continued growth in billable commercial subscribers for the remainder of 2014.

Government Service Revenue

Three Months Ended
	September 30, 2014		September 30, 2013		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$16.0	57	$14.1	51	$1.9	6

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium® airtime and airtime support to U.S. government and other authorized customers pursuant to a five-year Enhanced Mobile Satellite Services, or EMSS, contract managed by the Defense Information Systems Agency which we executed in October 2013. The EMSS contract replaced our previous EMSS contract which we originally entered into in April 2008. Under the terms of this new agreement, authorized customers utilize Iridium airtime services, provided through the U.S. Department of Defense’s, or DoD’s, dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers. DTCS is a service that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. The fixed-price rates in each of the five contract years, which run from October 22 through the following October 21, are $64 million and $72 million in years one and two, respectively, and $88 million in each of the years three through five.

Government service revenues for the three months ended September 30, 2014 increased to $16.0 million from $14.1 million in the prior year period as a result of the current EMSS contract, which was executed in October 2013. Under this contract, revenue is a fixed monthly amount and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the current EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties. We anticipate government service revenue for the full year 2014 will exceed full year 2013 government service revenue.

Subscriber Equipment Revenue

Subscriber equipment revenue increased $0.3 million, or 1%, for the three months ended September 30, 2014 compared to the prior year period. This increase was primarily due to the launch of Iridium GO! TM, a portable satellite Wi-Fi device, in the third quarter of 2014. This increase was partially offset by a decrease in handset equipment revenue. We anticipate subscriber equipment revenue for the full year 2014 to exceed full year 2013.

Engineering and Support Service Revenue

	Three Months Ended
	September 30, 2014	September 30, 2013	Change
	(in millions)
Government	$4.9	$4.6	$0.3
Commercial	0.5	0.3	0.2
Total	$5.4	$4.9	$0.5

Engineering and support service revenue increased by $0.5 million for the three months ended September 30, 2014 compared to the prior year period as a result of the DoD’s gateway modernization efforts as we transition to Iridium NEXT capabilities. We anticipate an increase in the scope of work for government contracts in 2014 resulting in overall growth in engineering and support service revenue compared to 2013.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased $1.6 million, or 11%, for the three months ended September 30, 2014 from the prior year period primarily due to increased costs related to system updates for our current constellation of satellites and an increase in scope of work for government-sponsored contracts.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased by $0.3 million, or 2%, for the three months ended September 30, 2014 compared to the prior year period. This decrease was primarily due to a $2.7 million decline in the warranty provision for our Iridium Pilot® terminals compared to the prior year period. This decrease was partially offset by the increase in unit sales as described above and an increase in the cost per unit for the Iridium Pilot terminals over the comparative period as we implemented product quality improvements.

Research and Development

Research and development expenses increased by $1.8 million, or 57%, for the three months ended September 30, 2014 compared to the prior year period due to Iridium NEXT projects including development costs associated with enabling faster data speeds on our equipment.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.3 million, or 2%, for the three months ended September 30, 2014 compared to the prior year period due to additions to property and equipment for ground infrastructure compatible with Iridium NEXT as well as a $1.3 million impairment charge that we recorded during the third quarter of 2014 as a result of having lost communication with two of our in-orbit satellites. We believe the loss of these two satellites will not have a material impact on the useful life of our current satellite constellation. We had in-orbit spare satellites available to replace the lost satellites. We lost no satellites in the third quarter of 2013.

The increase described above was partially offset by a change in the estimated useful lives of the satellites within our current constellation. During the third quarter of 2014, we updated our analysis of the current satellites’ remaining useful lives. Based on the results of this analysis and the refinement of the Iridium NEXT launch schedule and deployment plan, the estimated useful lives of the satellites within our current constellation were extended and are consistent with the expected deployment of Iridium NEXT. This change in estimated useful life was effective in September 2014, resulting in a $0.9 million decrease in depreciation expense for the three months ended September 30, 2014 when compared to the prior year period. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

Other Income (Expense)

Interest Income, net

Interest income, net, increased by $0.7 million, or 127%, for the three months ended September 30, 2014 compared to the prior year period primarily due to an increase in financing fees recognized on customer receivables.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $1.5 million for the three months ended September 30, 2014 compared to $1.9 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Other Expense, Net

Other expense, net was $0.4 million for the three months ended September 30, 2014 compared to $1.1 million for the prior year period. This change primarily resulted from a decrease in the equity-method loss recognition from our investment in Aireon LLC in 2014. As of June 30, 2014 and September 30, 2014, due to our cumulative recognition of our share of Aireon’s reported losses, our investment balance in Aireon was zero.

Provision for Income Taxes

For the three months ended September 30, 2014, our income tax provision was $12.1 million, compared to $10.4 million for the prior year period. The increase in the income tax provision is primarily related to the increase in our income before income taxes and a decrease in the impact of the benefit of Arizona tax law changes in the current period compared to the prior year period. This was partially offset by lower tax expense in the current period compared to the prior year period related to the valuation allowance on certain state net operating losses. The valuation allowance reflects the estimated realizability of the state net operating loss carryforward deferred tax asset. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $20.4 million for the three months ended September 30, 2014, an increase of $3.8 million from the prior year period. This increase in net income was driven by a $6.2 million increase in service revenue due to increased billable commercial subscribers and the favorable impact of the current EMSS contract, and a $1.6 million decrease in our provision for income taxes. These increases to net income were partially offset by a $1.8 million increase in research and development expenses due to Iridium NEXT development projects and a $1.6 million increase in cost of services due to increased costs related to system updates for our current constellation of satellites and an increase in scope of work for government-sponsored contracts.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2014	Revenue	2013	Revenue	Dollars	Percent
Revenue:
Services	$231,215	75%	$215,569	76%	$15,646	7%
Subscriber equipment	61,040	20%	57,399	20%	3,641	6%
Engineering and support services	15,791	5%	11,474	4%	4,317	38%
Total revenue	308,046	100%	284,442	100%	23,604	8%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	47,305	15%	43,458	15%	3,847	9%
Cost of subscriber equipment	42,424	14%	39,563	14%	2,861	7%
Research and development	11,676	4%	6,525	2%	5,151	79%
Selling, general and administrative	55,956	18%	55,054	20%	902	2%
Depreciation and amortization	59,615	19%	56,205	20%	3,410	6%
Total operating expenses	216,976	70%	200,805	71%	16,171	8%

Operating income	91,070	30%	83,637	29%	7,433	9%

Other income (expense):
Interest income, net	2,624	1%	1,835	1%	789	43%
Undrawn credit facility fees	(4,413)	(1%)	(6,002)	(2%)	1,589	(26%)
Other expense, net	(4,504)	(2%)	(3,366)	(2%)	(1,138)	34%
Total other expense	(6,293)	(2%)	(7,533)	(3%)	1,240	(16%)
Income before income taxes	84,777	28%	76,104	27%	8,673	11%
Provision for income taxes	(32,827)	(11%)	(29,172)	(10%)	(3,655)	13%
Net income	$51,950	17%	$46,932	17%	$5,018	11%

Revenue

Total revenue increased 8% to $308.0 million for the nine months ended September 30, 2014 compared to $284.4 million for the nine months ended September 30, 2013. This increase in revenue was primarily due to an increase in commercial service revenue, driven by an 11% year-over-year increase in billable commercial subscribers, and an increase in government service revenue. Also contributing to the increase in total revenue was an increase in subscriber equipment sales and an increase in government-sponsored engineering and support contracts.

Commercial Service Revenue

	Nine Months Ended
	September 30, 2014			September 30, 2013			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$139.7	356	$45	$135.7	345	$45	$4.0	11	$-
Commercial M2M data	43.5	313	16	36.4	259	17	7.1	54	(1)
Total Commercial	$183.2	669		$172.1	604		$11.1	65

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

For the nine months ended September 30, 2014, commercial voice and data revenue increased primarily due to an increase in prepaid revenue resulting from both a non-recurring benefit related to the non-renewal of vouchers by several large customers as well as the change in our prepaid airtime policy, which became effective at the end of 2013. Also contributing to the increase was an increased number of Iridium OpenPort billable subscribers. Commercial M2M data revenue growth was driven principally by a 21% increase in commercial M2M data billable subscribers.

Government Service Revenue

Nine Months Ended
	September 30, 2014		September 30, 2013		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$48.0	57	$43.5	51	$4.5	6

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the nine months ended September 30, 2014 increased to $48.0 million from $43.5 million in the prior year period as a result of the current EMSS contract, which was executed in October 2013. Under this contract, revenue is a fixed monthly amount and is not based on subscribers or usage, allowing an unlimited number of users access to existing services.

Subscriber Equipment Revenue

Subscriber equipment revenue increased $3.6 million, or 6%, for the nine months ended September 30, 2014 compared to the prior year period. This increase was primarily due to the launch of Iridium GO! in the third quarter of 2014. Also contributing to this increase were higher unit sales of L-Band transceivers and M2M devices, somewhat offset by targeted lower pricing on these products designed to achieve the higher volumes we experienced. These increases in revenue were partially offset by a decrease in handset equipment revenue.

Engineering and Support Service Revenue

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change
	(in millions)
Government	$14.3	$10.0	$4.3
Commercial	1.5	1.5	-
Total	$15.8	$11.5	$4.3

Engineering and support service revenue increased by $4.3 million, or 38%, for the nine months ended September 30, 2014 compared to the prior year period due to new government-sponsored contracts entered into during the second half of 2013 related to the DoD’s gateway modernization efforts to transition its gateway to Iridium NEXT capabilities.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) increased $3.8 million, or 9%, for the nine months ended September 30, 2014 from the prior year period primarily due to an increase in scope of work for government-sponsored contracts.

Cost of Subscriber Equipment

Cost of subscriber equipment increased $2.9 million, or 7%, for the nine months ended September 30, 2014 compared to the prior year period. This increase was primarily due to the increase in unit sales described above. In addition, the cost per unit for the Iridium Pilot terminals increased over the comparative period as we implemented product quality improvements. Partially offsetting these increases was a $4.5 million decline in the warranty provision for our Iridium Pilot terminals compared to the prior year period.

Research and Development

Research and development expenses increased $5.2 million, or 79%, for the nine months ended September 30, 2014 compared to the prior year period due to Iridium NEXT projects including development costs associated with enabling faster data speeds on our equipment.

Depreciation and Amortization

Depreciation and amortization expense increased $3.4 million, or 6%, for the nine months ended September 30, 2014 compared to the prior year period primarily due to additions to property and equipment for ground infrastructure compatible with Iridium NEXT. Contributing to this increase was a $2.2 million impairment charge that we recorded during the nine months ended September 30, 2014 as a result of having lost communication with one of our in-orbit satellites in the first quarter of 2014 and two of our in-orbit satellites in the third quarter of 2014. We had in-orbit spare satellites available to replace the lost satellites. We lost no satellites during the nine months ended September 30, 2013. These increases were partially offset by the increase in the estimated useful life our current constellation, which resulted in a $0.9 million decline in depreciation expense for the nine months ended September 30, 2014 compared to the prior year period.

Other Income (Expense)

Interest Income, net

Interest income, net increased $0.8 million, or 43%, for the nine months ended September 30, 2014 compared to the prior year period primarily due to an increase in our cash equivalents and marketable securities balances for the nine months ended September 30, 2014 compared to the prior year period. The increase in the cash equivalents and marketable securities balance was due to the issuance of common stock and Series B Preferred Stock in May 2014 for net proceeds of $219.6 million.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $4.4 million for the nine months ended September 30, 2014 compared to $6.0 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Other Expense, Net

Other expense, net was $4.5 million for the nine months ended September 30, 2014 compared to $3.4 million for the prior year period. This change primarily resulted from the equity-method recognition of our share of the losses from our investment in Aireon during the first half of 2014 prior to our suspension of the equity method recognition of Aireon’s losses. As of September 30, 2014, due to our cumulative recognition of our share of Aireon’s reported losses, our investment balance in Aireon was zero.

Provision for Income Taxes

For the nine months ended September 30, 2014, our income tax provision was $32.8 million compared to $29.2 million for the prior year period. The increase in the income tax provision is primarily related to the increase in our income before income taxes combined with the decrease in the impact of the benefit of Arizona tax law changes compared to the prior year period. This increase was partially offset by lower tax expense in the current period compared to the prior year period related to the valuation allowance on certain state net operating losses. The valuation allowance reflects the estimated realizability of the state net operating loss carryforward deferred tax asset. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $52.0 million for the nine months ended September 30, 2014, an increase of $5.0 million from the prior year period. This increase in net income was driven by a $15.6 million increase in service revenue due to increased billable commercial subscribers and the favorable impact of the current EMSS contract, a $4.3 million increase in engineering and support services revenue due to the execution of new government-sponsored contracts, and a $1.6 million decrease in commitment fees on the undrawn portion of the Credit Facility. These increases to net income were partially offset by a $5.2 million increase in research and development costs primarily for Iridium NEXT development projects, a $3.8 million increase in cost of services related to the increase in scope of work for government-sponsored contracts, a $3.4 million increase in depreciation expense due to additions to property and equipment for ground infrastructure compatible with Iridium NEXT and impairment of lost satellites, a $1.1 million increase in other expenses primarily related to our equity-method recognition of our share of the loss from our investment in Aireon, and a $3.7 million increase in our provision for income taxes.

Liquidity and Capital Resources

As of September 30, 2014, our total cash and cash equivalents balance was $307.1 million, and our marketable securities balance was $216.0 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, interest payments on the Credit Facility, and dividends payable on our Series A Preferred Stock and Series B Preferred Stock.

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

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. There can also be no assurance that our internally generated cash flows, including those from Iridium PRIME and hosted payloads on our Iridium NEXT satellites, will meet our current expectations. If we do not generate sufficient cash flows, or if the cost of implementing Iridium NEXT or the other elements of our business plan are higher than anticipated, we may need further external funding. Our ability to obtain additional funding may be adversely affected by a number of factors, including global economic conditions, and we cannot assure you that we will be able to obtain such funding on reasonable terms or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements are also dependent on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

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

As of September 30, 2014, we had borrowed a total of $1,089.5 million under the Credit Facility. The unused portion of the Credit Facility as of September 30, 2014 was $710.5 million. Under the terms of the Credit Facility, a minimum cash reserve for debt service of $86.0 million as of September 30, 2014 was maintained and classified as restricted cash on the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017. For more information about our cash reserves, see “Recent Developments—Amendment and Restatement of the Credit Facility” above.

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

Our available cash balance, as defined by the Credit Facility, was $389.6 million as of September 30, 2014. Our debt-to-equity ratio was 0.39 to 1 as of June 30, 2014, the last date at which it was measured. We were in compliance with the operational EBITDA covenant set forth above as of June 30, 2014, the last date at which it was measured. We were also in compliance with the annual capital expenditure covenant set forth above as of December 31, 2013, the last point at which it was measured.

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

The covenants also place limitations on our ability and that of our subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into transactions with affiliates, fund payments under the full scale development contract, or FSD, with Thales from our own resources, incur additional indebtedness, or make loans, guarantees or indemnities. If we are not in compliance with the financial covenants under the Credit Facility, after any opportunity to cure such non-compliance, or we otherwise experience an event of default under the Credit Facility, the lenders may require repayment in full of all principal and interest outstanding under the Credit Facility. It is unlikely we would have adequate funds to repay such amounts prior to the scheduled maturity of the Credit Facility. If we fail to repay such amounts, the lenders may foreclose on the assets we have pledged under the Credit Facility, which include substantially all of our assets and those of our domestic subsidiaries.

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2014	2013	Change
	(in thousands)
Cash provided by operating activities	$153,335	$144,332	$9,003
Cash used in investing activities	$(284,926)	$(342,335)	$57,409
Cash provided by financing activities	$252,370	$140,582	$111,788

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 increased by $9.0 million from the prior year period. This increase was principally due to a $10.8 million increase in operating income, excluding depreciation and amortization.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 decreased by $57.4 million compared to the prior year period primarily due to a $118.5 million decrease in capital expenditures, primarily related to Iridium NEXT, partially offset by a $66.1 million increase in net purchases of marketable securities due to the investment of proceeds from the sale of common stock and Series B Preferred Stock during the second quarter of 2014.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014 increased by $111.8 million from the prior year period primarily due to receipt of net proceeds of $219.7 million from the sale of our common stock and Series B Preferred Stock during the second quarter of 2014, and a $22.1 million decrease in the cash deposited into our minimum cash reserve required under our Credit Facility as amended in the May 2014 Credit Facility agreement. These increases were partially offset by a $134.2 million decrease in borrowings under the Credit Facility for the nine months ended September 30, 2014 compared to the prior year period.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Seasonality

Our results of operations have been subject to seasonal usage changes for commercial customers, and we expect that our results will be affected by similar seasonality effects in the future. March through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. Commercial M2M revenue has been less subject to seasonal usage changes, and revenue from our fixed-price U.S. government contract will not be subject to seasonal fluctuations.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. ASU 2014-09 becomes effective for us in the first quarter of fiscal 2017. We have not yet selected a transition method, and we are currently evaluating the effect, if any, that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the effect, if any, that ASU 2014-15 will have on our consolidated financial statements and related disclosures.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the three months ended September 30, 2014, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We had borrowed $1,089.5 million under the Credit Facility as of September 30, 2014. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended September 30, 2014, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by approximately $0.1 million for the three months ended September 30, 2014.

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

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of September 30, 2014, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS.

On October 7, 2014, Kappa Digital, LLC filed a complaint for patent infringement against us in the United States District Court for the Eastern District of Texas - Marshall Division. In this action, captioned Kappa Digital, LLC v. Iridium Communications Inc., Delorme inReach, LLC, Blue Sky Network LLC and Gilcom Technologies, Inc., Civil Action No. 2:14-cv-935, Kappa Digital alleges that our products, services and/or systems infringe its U.S. Patent No. 6,349,135, entitled “Method And System For A Wireless Digital Message Service.” Kappa Digital is seeking a judgment that we have infringed on its patent and is seeking a permanent injunction enjoining us from further infringement, as well as damages, costs, expenses, interest and attorneys’ fees. We have not yet filed an answer, and no discovery has occurred.

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
Thomas J. Fitzpatrick
Chief Financial Officer
(as duly authorized officer and as principal
financial officer of the registrant)

Date: October 30, 2014

EXHIBIT INDEX

Exhibit	Description

10.1†	Amendment No. 20 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 7, 2014.

10.2†	Amendment No. 21 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 9, 2014.

10.3†	Amendment No. 22 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 14, 2014.

10.4†	Amendment No. 5 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of September 15, 2014.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on October 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i)            Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013;

(ii)           Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013;

(iii)          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and

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

