Form 10-K
period 2014-12-31
Iridium Communications Inc.
filed 2015-02-26
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-33963

Iridium Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1344998
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1750 Tysons Boulevard, Suite 1400, McLean, Virginia 22102

(Address of principal executive offices, including zip code)

703-287-7400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Global Select Market

6.75% Series B Cumulative Perpetual Convertible Preferred Stock, $0.0001 par value	NASDAQ Global Select Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2014 was approximately $673.6 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 23, 2015 was 93,978,398.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2014

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future developments or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in this Form 10-K could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Overview

We are the second largest provider by revenue of mobile voice and data communications services via satellite, and the only commercial provider of communications services offering true global coverage. Our satellite network provides communications services to regions of the world where existing wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers via our satellite network, which has an architecture of 66 in-orbit satellites with in-orbit spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across our satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for local ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

Our commercial business, which we view as our primary source of growth, is diverse and includes markets such as emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction and transportation. Many of our end users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, e-mail and data transfer, including telematics, and to provide mobile communications services for employees in areas inadequately served by other telecommunications networks. Ship crews and passengers use our services for ship-to-shore calling as well as to send and receive e-mail and data files, and to receive electronic media, weather reports, emergency bulletins and electronic charts. Shipping operators use our services to manage operations on board ships and to transmit data, such as course, speed and fuel stock. Aviation end users use our services for air-to-ground telephony and data communications for position reporting, emergency tracking, weather information, electronic flight bag updates and fleet information. Commercial enterprises use our services to track assets in remote areas and provide telematics information such as location and engine diagnostics.

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $84.5 million in service and engineering and support service revenue, or 21% of our total revenue, for the year ended December 31, 2014. This does not include revenue from the sale of equipment that may be ultimately purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack visibility into these activities and the related revenue. We have a multi-year, fixed-price contract with the U.S. government to provide satellite airtime services for an unlimited number of U.S. Department of Defense, or DoD, and other federal government subscribers, with a total contract value of $400 million over its five-year term through October 2018.

The DoD owns and operates a dedicated gateway in Hawaii that is only compatible with our satellite network. The U.S. armed services, State Department, Department of Homeland Security, Federal Emergency Management Agency, or FEMA, Customs and Border Protection, and other U.S. government agencies, as well as other nations’ governmental agencies, use our voice and data services for a wide variety of applications. Our voice and data products are used for numerous primary and backup communications solutions, including logistical, administrative, morale and welfare, tactical, and emergency communications. In addition, our products are installed in ground vehicles, ships, rotary and fixed-wing aircraft and are used for command-and-control and situational awareness purposes. Our satellite network provides increased network security to the DoD because traffic is routed across our satellite constellation before being brought down to earth through the dedicated, secure DoD gateway, thus providing additional levels of protection. Since our network was launched in the 1990s, the DoD has made significant investments to build and upgrade its dedicated gateway and to purchase our voice and data devices, all of which are only compatible with our satellite network. In addition, the DoD continues to invest directly and indirectly in additional services on our network such as Distributed Tactical Communications Services, which we refer to as Netted Iridium®.

We sell our products and services to commercial end users primarily through a wholesale distribution network, encompassing more than 70 service providers, more than 190 value-added resellers, or VARs, and more than 40 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At December 31, 2014, we had approximately 739,000 billable subscribers worldwide, representing an 11% increase compared to December 31, 2013. Total revenue increased from $382.6 million in 2013 to $408.6 million in 2014.

In the second half of 2015, we expect to begin launching our new satellite constellation, Iridium NEXT. Iridium NEXT will maintain the architecture of our current constellation, with 66 in-orbit satellites, as well as six in-orbit spares, and we are building nine ground spares. We have contracted with Thales Alenia Space France, or Thales, to construct the Iridium NEXT satellites, which are designed to be compatible with our current constellation and current end-user equipment, so that as the Iridium NEXT satellites are launched, they will replace satellites in the current constellation without affecting the service to our end users. We plan to deploy the first two satellites on a Dnepr rocket launched by International Space Company Kosmotras, or Kosmotras, with the remaining 70 satellites to be deployed on seven Falcon 9 rockets launched by Space Exploration Technologies Corporation, or SpaceX. We expect to complete the deployment of the Iridium NEXT constellation in 2017. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion credit facility, or the Credit Facility, together with cash on hand and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIMESM; we anticipate that Harris will also pay us data service fees on behalf of these customers.

The Iridium NEXT constellation will also host the AireonSM system to provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the Iridium NEXT satellites. Aireon LLC, our joint venture with the air navigation service providers, or ANSPs, of Canada, Italy, Denmark and Ireland, has contracted to provide the Aireon service to our co-investors in Aireon and NATS (En Route) PLC, the ANSP of the United Kingdom. Aireon also plans to offer the service to other ANSPs worldwide including the U.S. Federal Aviation Administration, or FAA. Aireon will pay us a fee to host the ADS-B receivers on Iridium NEXT, as well as data services fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. In addition, we have entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, pursuant to which Harris pays us fees to allocate the remaining hosted payload capacity to its customers.

Industry

We compete in the mobile satellite services sector of the global communications industry. Mobile satellite services operators provide voice and data services to people and machines using a network of satellites and ground facilities. Mobile satellite services are intended to meet users’ needs for connectivity in all locations where existing terrestrial wireline and wireless communications networks do not exist, do not provide sufficient coverage, or are impaired. Further, many regions of the world benefit from satellite networks, such as rural and developing areas that lack adequate wireless or wireline networks, airways, ocean and polar regions where few alternatives exist, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

Government organizations, including military and intelligence agencies and disaster response agencies, non-governmental organizations and industrial operations and support teams depend on mobile and fixed voice and data satellite communications services on a regular basis. Businesses with global operations require reliable communications services when operating in remote locations around the world. Mobile satellite services users span many sectors, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction, and transportation, among others. Many of our customers view satellite communications services as critical to their daily operations.

We believe that increasing mobile penetration will provide a significant market opportunity for the mobile satellite services industry. According to a 2014 report produced by A.T. Kearney for the GSM Association, total mobile connections reached 6.9 billion throughout the world as of the end of 2013. We believe that growth in the terrestrial wireless industry has increased awareness of the need for reliable mobile voice and data communications services. In addition, despite significant penetration and competition, terrestrial wireless systems only serve a small fraction of the earth’s surface and are focused mainly in those areas where people live, excluding oceans and other remote regions where ships, airplanes and other remote assets may be located or in transit. By offering mobile communications services with global voice and data coverage, mobile satellite service providers address the demand from businesses, governments and individuals for connectivity and reliability in locations not consistently served by wireline and wireless terrestrial networks.

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

Communications industry sectors include:

•	mobile satellite services, which provide customers with voice and data connectivity to mobile and fixed devices using ground facilities and networks of geostationary, or GEO, satellites, which are located approximately 22,300 miles above the equator, medium earth orbit satellites, which orbit between approximately 6,400 and 10,000 miles above the earth’s surface, or low earth orbit, or LEO, satellites, such as those in our constellation, which orbit between approximately 300 and 1,000 miles above the earth’s surface;
•	fixed satellite services, which use GEO satellites to provide customers with broadband communications links between fixed points on the earth’s surface; and
•	terrestrial services, which use a network of land-based equipment, including switching centers and radio base stations, to provide wireless or wireline connectivity and are complementary to satellite services.

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

A LEO system, such as the system we operate, generally has lower transmission delays than a GEO system, such as that operated by Inmarsat, due to the shorter distance signals have to travel, which also enables the use of smaller antennas on mobile devices. We believe the unique interlinked mesh architecture of our constellation, combined with the global footprint of our satellites, distinguishes us from regional LEO satellite operators such as Globalstar and ORBCOMM, by allowing us to route voice and data transmissions to and from anywhere on the earth’s surface via a single gateway. As a result, we are the only mobile satellite services operator offering real-time, low-latency services with true global coverage, including full coverage of the polar regions.

Our Competitive Strengths

•	Attractive and growing markets. We believe that the mobile satellite services industry will continue to experience growth driven by the increasing awareness of the need for reliable mobile voice and data communications services, the lack of coverage by terrestrial wireless systems of most of the earth’s surface, and the continued development of innovative, lower cost technology and applications integrating mobile satellite products and services. Only satellite providers can offer global coverage, and the satellite industry is characterized by significant financial, technological and regulatory barriers to entry.

•	True global coverage. Our network provides true global coverage, which none of our competitors, whether LEO or GEO, can offer. Our network of 66 operational satellites relies on an interlinked mesh architecture to transmit signals from satellite to satellite, which reduces the need for multiple local ground stations around the world and facilitates the global reach of our services, and the Iridium NEXT constellation will maintain this architecture. GEO satellites orbit above the earth’s equator, limiting their visibility to far northern or southern latitudes and polar regions. LEO satellites from operators like Globalstar and ORBCOMM use an architecture commonly referred to as “bent pipe,” which requires voice and data transmissions to be immediately routed to ground stations in the same region and can only provide real-time service when they are within view of a ground station, limiting coverage to areas near where they have been able to license and locate ground infrastructure. The LEO design of our satellite constellation produces minimal transmission delays compared to GEO systems due to the shorter distance our signals have to travel. Additionally, LEO systems typically have smaller antenna requirements and are less prone to signal blockage caused by terrain and other environmental factors than GEO satellite networks. As a result, we believe that we are well-positioned to capitalize on the growth in our industry from end users who require reliable, easy-to-use communications services in all locations.

•	Wholesale distribution network. The specialized needs of our global end users span many markets, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction and transportation. We sell our products and services to commercial end users through a wholesale distribution network of service providers, VARs and VAMs, which often specialize in a particular line of business. Our distributors use our products and services to develop innovative and integrated communications solutions for their target markets, often combining our products with other technologies, such as GPS and terrestrial wireless technology. In addition to promoting innovation, our wholesale distribution model allows us to capitalize on the research and development expenditures of our distributor partners, while lowering overall customer acquisition costs and mitigating some risks, such as consumer relationship risks. By partnering with these distributors to develop new products, services and applications, we believe we create additional demand for our products and services and expand our target markets at a lower cost than would a more direct marketing model. We believe our distribution network can continue to grow with us and increase our market penetration.

•	Strategic relationship with the U.S. government. The U.S. government is our largest single customer, and we have had a relationship with the DoD since our inception. We believe the DoD views our Netted Iridium, M2M devices, encrypted handset and other products as mission-critical services and equipment. The DoD has made significant investments in a dedicated gateway on a U.S. government site to provide operational security and allow DoD handset users to communicate securely with other U.S. government communications equipment. This gateway is only compatible with our satellite network. In October 2013, we entered into a five-year, fixed-price contract with the U.S. government to provide satellite airtime services for an unlimited number of DoD and other federal government subscribers, with a total contract value of $400 million.

 Our Business and Growth Strategies

•	Leverage our largely fixed-cost infrastructure by growing our service revenue. Our business model is characterized by high capital costs, primarily incurred every 10 to 15 years, in connection with designing, building and launching new generations of our satellite constellation, but the incremental cost of providing service to additional end users is relatively low. We believe that service revenue will be our largest source of future growth and profits, and we intend to focus on growing both our commercial and government service revenue in order to leverage our largely fixed-cost infrastructure. In particular, we believe that M2M services, where we are engaging large, global enterprises as long-term customers for telematics solutions, represent an opportunity for service revenue growth.

•	Accelerate the development of personal communications capabilities. Iridium Force® is our strategy for the development of personal mobile satellite communications: allowing users to connect to our network in more ways, including from devices such as smartphones, tablets and laptops; making our technology more accessible and cost-effective for our distribution partners to integrate by licensing our core technologies; integrating location-based services for location-specific applications and personal security capabilities; and providing rugged, dependable devices and services. As part of this strategy, in July 2014 we began offering Iridium GO!®, a personal satellite connectivity device (a “satellite hotspot”) that facilitates the use of smartphones and tablets over our network.

•	Continue to expand our distribution network. We believe our wholesale distribution network lowers our costs and risks, and we plan to continue to selectively expand our network of service providers, VAMs and VARs and to expand our sales and distribution efforts geographically. We expect that our current and future value-added partners will continue to develop customized products, services and applications targeted to the land-based handset, maritime, aviation, M2M and government markets. We believe these markets represent an attractive opportunity for continued subscriber growth.

•	Continued growth in services provided to the DoD. In October 2013, we executed a five-year Enhanced Mobile Satellite Services, or EMSS, contract with the Defense Information Systems Agency, or DISA. Under the terms of this agreement, we provide Iridium airtime and airtime support to U.S. government and other authorized customers, including voice, low- and high-speed data, paging, broadcast, and distributed tactical communication, or netted, services. The service fees we will receive under the EMSS contract are fixed and increase from $64 million and $72 million in the first two years, then to $88 million in years three through five. In addition, other services we are developing, such as future broadband capabilities, provide us with opportunities to offer new products and services to the DoD for an additional fee.

•	Develop the Iridium NEXT constellation. We are developing our next-generation satellite constellation, Iridium NEXT, which will replace our existing constellation with a more powerful satellite network while maintaining backward compatibility with our current system and end-user devices. Iridium NEXT will maintain our current system’s key attributes, including the capability to upload new software, while providing new and enhanced capabilities, such as higher data speeds and increased capacity. We believe Iridium NEXT’s increased capabilities will expand our target markets by enabling us to develop and offer a broader range of products and services, including a wider array of cost-effective and competitive broadband data services. We made significant progress in qualifying hardware components, including the main mission antenna and solar power panel system, testing software and completing production of prototype satellites in 2014 in anticipation of our first launch scheduled for the second half of 2015.

•	Continue to develop Aireon and Iridium PRIMESM. Aireon is a joint venture between us and four ANSPs, NAV CANADA, Enav (Italy), Naviair (Denmark) and the Irish Aviation Authority. Aireon is developing an ADS-B receiver to be hosted on Iridium NEXT, to provide a global air traffic surveillance service, which it has contracted to offer to our co-investors in Aireon and NATS and plans to offer to other ANSPs worldwide, including the FAA. Aireon will pay us a fee to host the ADS-B receivers on Iridium NEXT, as well as data services fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. We will also continue to hold an equity stake in Aireon. In addition, we are developing Iridium PRIME, which will allow customers to host payloads on stand-alone satellites integrated into the Iridium NEXT constellation, giving them greater volume, weight, power and data capacity, as well as flexibility of launch schedule, while holding costs down compared to an independent satellite development effort.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of more than 70 service providers, more than 190 VARs and more than 40 VAMs. These distributors sell our products and services to end users, either directly or indirectly through service providers, VARs or dealers. Of these distributors, 33 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific lines of business. We also sell airtime services directly to the U.S. government, including the DoD, for resale to other government agencies. The U.S. government and international government agencies may purchase additional services as well as our products and related applications through our network of distributors.

We provide our distributors with support services, including assistance with coordinating end user sales and marketing, strategic planning and training, and second-tier customer support, as well as helping them respond to new opportunities for our products and services. We have representatives covering three regions around the world to better manage our distributor relationships: the Americas, which includes North, South and Central America; Asia Pacific, which includes Australia and Asia; and Europe, the Middle East, Africa and Russia. We have also established a global support service program to provide portside service for Iridium OpenPort® maritime customers at major ports worldwide. In addition, we maintain various online management tools that allow us to communicate efficiently with our distributors, and allow them to manage their customers’ Iridium devices from anywhere in the world. By relying on our distributors to manage end user sales, we believe that we reduce some of the risks and costs related to our business, such as consumer relationship risks and sales and marketing costs, while providing a broad and expanding distribution network for our products and services with access to diverse and geographically dispersed niche markets. We are also able to benefit from the specialized expertise of our distributors, who continue to develop innovative and improved solutions and applications integrating our product and service offerings, providing us with an attractive platform to support our growth.

Commercial Markets

We view our commercial business as our primary source of growth. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voice mail. Unlike service providers, our VARs typically focus more on data applications and provide a broader array of value-added services specifically targeted to the niche markets they serve, such as maritime, M2M, aviation and government markets, where high-use customers with specialized needs are concentrated. These VARs integrate our handsets, transceivers, high-speed data devices and short-burst data modems with other hardware and software to create packaged solutions for end users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, the DoD and other U.S. and international government agencies. Our service providers include dedicated satellite service providers such as Airbus Defense and Space and Inmarsat, as well as some of the largest telecommunications companies in the world, including Telstra Corporation Limited, KDDI Corporation and Singapore Telecommunications Limited. Our VARs include Gogo Business Aviation LLC, ARINC Incorporated, Blue Sky Network, LLC, DeLorme Publishing Company Inc., General Dynamics Corporation, Joubeh Technologies Inc., Kore Telematics Inc., NAL Research Corporation and Zunibal S.A.

We also sell our products to VAMs, who integrate our transceivers into their propriety hardware and software. These VAMs produce specialized equipment, including integrated ship communications systems, global asset tracking devices and secure satellite handsets, such as our Iridium 9505A handset coupled with U.S. National Security Agency Type I encryption capability, which they offer to end users in maritime, aviation, government and M2M markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. Our VAMs include Applied Satellite Engineering, Inc., Beam Communications Pty Ltd., Honeywell, EMS, Calamp Wireless Networks Corporation, International Communications Group, Inc., ITT Exelis, Quake Global, Inc. and Cobham plc.

In addition to VARs and VAMs, we maintain relationships with more than 35 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing and support expenses. Our VADs include Two10degrees Limited, Global Marine Networks, LLC, Hirschmann Automation and Controls, Inc. and Maxtena, Inc.

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

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to our five-year EMSS contract, effective as of October 22, 2013. Under the terms of this agreement, authorized customers utilize Iridium airtime services, provided through the DoD’s dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast, and distributed tactical communications system, or DTCS, services for an unlimited number of DoD and other federal subscribers. The fixed-price rates in each of the five contract years, which run from October 22 through the following October 21 of each year, are $64 million and $72 million in years one and two, respectively, and $88 million in each of the years three through five. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies. Pursuant to federal acquisition regulations, the U.S. government may terminate the EMSS contract, in whole or in part, at any time.

We also provide maintenance services for the DoD gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by DISA. This agreement, effective September 2013, provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government, the first of which has been exercised. If the U.S. government elects to exercise all available one-year options, the total value of the contract to us would be approximately $38.0 million. The U.S. government may terminate the GMSS contract, in whole or in part, at any time.

In October 2012, we were also awarded a five-year indefinite-delivery/indefinite-quantity contract from DISA to upgrade the DoD gateway and ensure its compatibility with Iridium NEXT. This contract has a one-year base period and four one-year options, the first two of which have been exercised, and has a maximum potential value of $47 million to us over the full five-year period, if all options are exercised.

U.S. government services accounted for approximately 21% of our total revenue for the year ended December 31, 2014. Our reported U.S. government revenue includes airtime revenue derived from the EMSS contract and services provided through the GMSS contract and other engineering and support contracts with the U.S. government. This revenue does not include airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, which we report as commercial service revenue, or equipment purchased by government customers from third-party distributors. We are unable to determine the specific amount of U.S. government revenue derived from these commercial sources.

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

Our land-based handset end users utilize our satellite communications services for:

•	Voice and data: Multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services, location-based services and to provide pay telephony services for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and while conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor segments rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage.

•	Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls and to establish data, e-mail, internet and corporate network connections.

•	Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of natural disasters such as Hurricane Sandy, the Haitian and Chilean earthquakes, the Japanese earthquake and tsunami and Typhoon Haiyan. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America.

•	Public telephone infrastructure: Telecommunications service providers use our services to satisfy regulatory mandates and government expectations regarding the availability of communications services for rural populations currently not served by terrestrial infrastructure. Telstra Corporation, for example, uses our services to provide communications services in some of Australia’s most remote locations.

Machine-to-Machine

We are one of the leading providers of satellite-based M2M services. We believe the early stage of this market and its low penetration present opportunities for future growth. As with land-based handsets, our largest M2M users include mining, construction, oil and gas, utilities, heavy industry, maritime, forestry and transport companies, as well as the military, public safety and disaster relief agencies. We believe increasing demand for automated data collection processes from mobile and remote assets operating outside the coverage of terrestrial wireline and wireless networks, as well as the continued need to integrate the operation of such assets into enterprise management and information technology systems, will likewise increase demand for our M2M applications. For example, our M2M devices have been adopted as standard equipment and as factory options by heavy equipment manufacturers to provide telematics solutions for end users.

Our M2M services are used for:

•	Fleet management: Our global coverage permits our products and services to be used to monitor the location of vehicle fleets, hours of service and engine telemetry data, as well as to conduct two-way communications with drivers around the world. Long distance drivers need reliable communication with both dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit. We expect that the need for more efficient, cost-effective and safer fleet operations as well as the imposition of regulatory mandates related to driver safety, such as drive-time monitoring, will increase demand for our services in this area.

•	Fixed-asset monitoring: Multinational corporations, such as oil-field service companies like Schlumberger Limited and ConocoPhillips Company, use our services to run applications that allow remote monitoring and operation of equipment and facilities around the globe, such as oil pipelines and offshore drilling platforms.

•	Asset tracking: Leveraging M2M applications developed by several of our distributors, companies use our services and related devices to track assets, including personnel, for logistics, theft-prevention and safety purposes. Companies and organizations that have fleets of vehicles use M2M solutions from Iridium distributors to improve the efficiency of their operations. For example, Halliburton uses inthinc's waySmart M2M solution to reduce accidents and increase vehicle uptime, and the Department of Homeland Security Office of Enforcement and Removal uses Fleet Management Solutions’ M2M solution to transmit position, direction, speed and other data for management of its vehicle fleet.

•	Resource management: Our global coverage and data throughput capabilities support natural resource management applications, such as fisheries management systems. CLS and FW Telematics, two of our VARs, have developed applications for the fishing industry that enable regulatory compliance of fishing practices in a number of countries around the world.

•	Scientific data monitoring: The global coverage of our network supports many scientific data collection applications such as the Argo float program of the National Oceanographic and Atmospheric Administration, or NOAA. This program relies on our M2M services to collect scientific data from buoys located throughout the world’s oceans for monitoring and analysis. We believe the increased need for monitoring climate and environmental data associated with global climate change and human impact on the planet will increase demand for these services.

•	Personal Tracking Devices and Location-Based Services: Several of our VAMs and VARs, such as DeLorme, Global Satellite Engineering, NAL Research, Track24 and Solara Remote Data Delivery Incorporated, have introduced small, portable personal tracking devices that will provide personal tracking and data communications services to commercial end users. In addition, Iridium GO! and the Iridium Extreme® handset offer personal tracking and location-based services. These devices use M2M data services to send location information and other data to web-based portals for tracking of and messaging with users.

Maritime

We believe the maritime market is one of our most significant market opportunities. End users of our services in the maritime sector include companies engaged in merchant shipping, passenger transport, fishing, energy and recreation. Merchant shipping accounts for a significant portion of our maritime revenue, as those ships spend the majority of their time at sea away from coastal areas and out of reach of terrestrial communications services. Our products and services targeting the maritime market typically have high average revenue per subscriber, with multiple users on a single subscriber account. Once a system is installed on a vessel, it often generates a multi-year recurring revenue stream from the customer. As a consequence, from time to time we may offer promotions or rebates to accelerate new customer acquisitions and a long-term revenue stream.

We believe increased regulatory mandates and increased demand for higher-speed, low-cost data services will allow us to capitalize on growth opportunities in this market. We believe Iridium Pilot®, which uses our Iridium OpenPort service to offer uncompressed data speeds of up to 134 kilobits per second, or kbps, and three independent voice lines, presents a competitive, broadband communication alternative to end users in the maritime market. In 2012 and 2013, Iridium Pilot users experienced higher than expected hardware failure rates primarily due to failures of the power amplifier component. The problems were addressed and Iridium Pilot units now operate as expected.

Maritime end users utilize our satellite communications services for the following:

•	Data and information applications: Ship operators and crew use our services to send and receive e-mail and data files and to receive other information services such as electronic media, weather reports, emergency bulletins and electronic charts. We believe Iridium Pilot provides an attractive alternative for shipping operators and fishing fleets seeking increased functionality at competitive prices, as well as for yachts, work boats and other vessels for which traditional marine satellite systems have typically been costly and underperforming.

•	Voice services: Maritime global voice services are used for both vessel operations and communications for crew welfare. Merchant shipping operators use prepaid phone cards for crew use at preferential around-the-clock flat rates.

•	Vessel management, procurement and asset tracking: Shipping operators, such as China Ocean Shipping Company (COSCO) and Zodiac Shipping Ltd., use our services to manage operations on ships and to transmit data, such as course, speed and fuel stock. Our services can be integrated with GPS to provide a position reporting capability. Many fishing vessels are required by law to carry terminals using approved mobile satellite services for tracking purposes as well as to monitor catches and to ensure compliance with geographic fishing restrictions. European Union regulations, for example, require EU-registered fishing vessels of over 15 meters to carry terminals for the purpose of positional reporting of those vessels. Furthermore, new security regulations in some jurisdictions are expected to require tracking of merchant vessels in territorial waters, which would provide an additional growth opportunity for us.

•	Safety applications: Ships in distress, including as a result of potential piracy, hijack or terrorist activity, rely on mobile satellite voice and data services. The Ship Security and Alert Systems regulations were adopted by the International Maritime Organization, or IMO, to enhance maritime security in response to the threat from terrorism and piracy. Most deep-sea passenger and cargo ships must be fitted with a device that can send an alert message containing the ship’s ID and position whenever the ship is under threat or has been compromised. We and our distribution partners have developed several product solutions to meet this requirement for merchant vessels. The Global Maritime Distress and Safety System, or GMDSS, is a maritime service built to alert a maritime rescue coordination center of each vessel’s situation and position, information that can then be used to coordinate search and rescue efforts among ships in the area. The IMO requires all vessels flagged by signatories to the International Convention for the Safety of Life at Sea (SOLAS) over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that use GMDSS applications. Although our products and services are currently not certified to be used in GMDSS applications, we are working through the authorization process with the IMO for inclusion in the GMDSS, which we currently anticipate receiving in late 2016.

Aviation

We are one of the leading providers of mobile satellite communications services to the aviation sector. Our services are increasingly used in commercial and global government aviation applications, principally by corporate jets, corporate and government helicopter fleets, specialized general aviation fleets, such as medevac companies and fire suppression fleets, and high-end personal aircraft. Our services are also employed by commercial airline operators for cockpit voice and data link services for aircraft operational and safety communications. As a result of the 2011 FAA announcement that it will approve Iridium for flight safety data communications and the U.S. Federal Communications Commission’s, or FCC’s, approval of Iridium for flight safety communications, commercial operators are installing avionics that use the Iridium network on the flight deck to comply with international air navigation communications requirements to operate in oceanic and remote airspace. Our voice and data devices from our VAMs and VARs have been adopted as standard equipment and as factory options for a range of airframe manufacturers in business aviation and air transport, such as Gulfstream Aerospace Corporation, Bombardier Inc., Cessna Aircraft Company, Boeing and Airbus. Our devices are also installed in the aftermarket on large volume and a variety of other types of aircraft.

Aviation end users utilize our satellite communications services for:

•	Aviation operational communications: Aircraft crew and ground operations use our services for air-to-ground telephony and data communications. This includes the automatic reporting of an aircraft’s position and mission-critical condition data to the ground and controller-pilot data link communication for clearance and information services. We provide critical communications applications for airlines and air transport customers such as Hawaiian Airlines, United Airlines, UPS, Lufthansa, Cathay Pacific Airways and El Al Airlines. These operators rely on our services because other forms of communication may be unaffordable or unreliable in areas such as the polar regions. ARINC Incorporated and SITA, SC, the two leading providers of voice and data link communications services and applications to the airline industry, integrate our products and services into their offerings.

•	Aviation passenger communications: Corporate and private fleet aircraft passengers use our services for air-to-ground telephony and data communications. Operators are currently using our services to enable passengers to e-mail using their own Wi-Fi-enabled mobile devices, including smartphones, without causing interference with aircraft operation. We believe our distributors’ small, lightweight, cost-effective solutions offer an attractive alternative for aircraft operators, particularly small fleet operators.

•	Rotary and general aviation applications: We are also a major supplier for rotary aviation applications to end users in a number of markets, including medevac, law enforcement, oil and gas, and corporate work fleets. Companies such as Air Logistics, EagleMed and Air Evac Lifeteam rely on applications from our distributors for traditional voice communications, fleet tracking and management, and real-time flight diagnostics. VARs and VAMs such as Avidyne Corporation, Flightcell International Ltd., Garmin International, Inc., Honeywell International, Inc., SkyTrac and Spider Tracks Limited incorporate Iridium products and services into applications for this market.

•	Air traffic control communications and safety applications: The International Civil Aviation Organization, or ICAO, has approved standards and recommended practices allowing us to provide Aeronautical Mobile Satellite (Route) Services to commercial aircraft on long-haul routes. This allows member states to evaluate and approve our services for safety communications on flights in oceanic and remote airspace. After several years of working with the Performance Based Aviation Rules Making Committee, or PARC, and illustrating a successful operational evaluation using Iridium data services, in 2011 the FAA announced that it would approve Iridium for use in the Future Air Navigation Services (FANS) and Automatic Dependent Surveillance – Contract (ADS-C) datalink communications with Air Traffic Control, or ATC. We are currently coordinating with PARC on an operational evaluation of our voice communications services for ATC. As our services become approved by regulatory organizations and member states, aircraft crew and air traffic controllers will be able to use our services for data and voice communications between the flight deck and ground-based air traffic control facilities. We are the only satellite provider capable of offering such critical flight safety applications around the entire globe, including the polar regions. We believe this particular sector of the market will present us with significant growth opportunities, as our services and applications will serve as a cost-effective alternative to systems currently in operation.

Government

We are one of the leading providers of mobile satellite communications services to the U.S. government, principally the DoD. We provide mobile satellite products and services to all branches of the U.S. armed forces. Our voice products are used for a variety of primary and backup communications solutions, including tactical operations, logistical, administrative, morale and welfare, and emergency communications. In addition, our products and related applications are installed on ground vehicles, ships, rotary- and fixed-wing aircraft, embedded in unattended sensors and used for command and control and situational awareness purposes. Global security concerns are among the factors driving demand for our products and services in this sector. See “—U.S. Government Services” for more information.

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

Services and Products

At December 31, 2014, we had approximately 739,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, M2M services and high-speed data. Sales of our commercial services collectively accounted for approximately 60% of our total revenue for the year ended December 31, 2014. We also sell related voice and data equipment to our customers, which accounted for approximately 19% of our total revenue for the year ended December 31, 2014. In addition, we offer services to U.S. government customers, including the DoD. U.S. government services accounted for approximately 21% of our total revenue for the year ended December 31, 2014.

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

Broadband Data Services

Our broadband data service, Iridium OpenPort, which is currently offered to maritime users through our Iridium Pilot terminals, offers maritime and aviation end users speeds of up to 134 kbps and three independent voice lines that can be used simultaneously. We believe Iridium OpenPort offers a competitive alternative to other satellite broadband services that offer fewer features at higher costs. Data rates on this service can be adjusted up or down without making hardware or software changes, giving subscribers options that allow them to balance needs for data transmission speeds against cost considerations. In conjunction with our distributors, we offer additional services that permit service providers and VARs to offer complete integrated solutions for prepaid calling, e-mail and IP-based data communications. For example, in January 2012, KVH Industries, Inc., one of our distribution partners, began offering a product that integrates Iridium Pilot with its mini-VSATSM broadband service to provide backup connectivity when the mini-VSAT terminal is out of its coverage area or out of service. For our Iridium OpenPort service, we typically charge service providers usage fees for airtime consumed by the respective subscribers for voice and data communications.

Machine-to-Machine Services

Our M2M services are designed to address the market need for a small and cost-effective solution for sending and receiving data, such as location, from fixed and mobile assets in remote locations to a central monitoring station. This service operates through a two-way short-burst data transmission between our network and a transceiver, which may be located, for example, on a container in transit or a buoy monitoring oceanographic conditions. The small size of our units makes them attractive for use in applications such as tracking asset shipments, monitoring unattended remote assets, including oil and gas assets, vehicle tracking and mobile security. We sell our M2M services to our distributors, who incorporate them and in turn provide a solution package to commercial and government customers such as Schlumberger Limited, ConocoPhillips and NOAA. Increasingly, our M2M transceivers are being built into products for consumer markets, such as personal location devices that provide two-way messaging. As with our mobile voice and data offerings, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for data used by their respective subscribers.

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

U.S. Government Services

We provide U.S. government customers bulk access to our services, including voice, netted voice, data, messaging and paging services, as well as maintenance services for the DoD’s dedicated gateway. We provide airtime to U.S. government subscribers through DoD’s gateway, under the EMSS contract, which is a fixed-price contract covering voice, low-speed data, paging, broadcast and DTCS, or netted, services. Additional services, such as future broadband capabilities, would be provided at an additional fee. To comply with U.S. government regulations, we ensure handsets sold for use by the U.S. government are manufactured in the United States. U.S. government customers procure our voice and data products through our network of distributors. Our VARs and VAMs typically integrate our products with other products, which they then offer to U.S. government customers as customized products. Our voice and data solutions include:

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

We expect these devices to maintain our competitive position as premium offerings in the market due to their capabilities, mobility, reliability and global coverage. In addition to these devices, we offer the Iridium 9505A handset, and variants of the Iridium 9555 and Iridium Extreme handsets, which are qualified for sale to U.S. government customers.

Iridium GO!

In July 2014, we began offering Iridium GO!, a small, rugged, personal connectivity device that connects to the Iridium network to create a Wi-Fi hotspot, enabling the use of smartphones and tablets to make voice calls, send text messages and emails, post to social networking sites, and use the mobile web. Iridium GO! also has an emergency SOS button and GPS and location-based services. Smartphone or tablet access is provided through special applications downloaded for free from the Apple App Store or through Google Play for Android smartphones or tablets. A software development kit is available to enable the creation of additional applications, targeted to specific customer segments.

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

Voice and Data Modems

We also offer a combined voice transceiver and data modem, which our distributors integrate into a variety of communications solutions that are deployed in different applications around the world. Our principal offering in this space is the Iridium Core 9523 L-Band transceiver, which utilizes the transceiver core of our Iridium Extreme satellite handset. The Iridium Core 9523 provides a small voice and data module that can be integrated with other components to create a modem tailored for typical VAM applications as well as specific applications, such as a dual-mode terrestrial radio and satellite phone or M2M applications that require larger data packets. We also offer the 9522B L-Band transceiver, which utilizes the same transceiver core that is used in our Iridium 9555 satellite handset to provide voice and circuit-switched data services. Our principal customers for our L-Band transceivers are VAMs and VARs, who integrate them into specialized devices that access our network.

Broadband Data Devices

Our Iridium Pilot terminal provides up to three independent voice lines and an internet connection for data speeds from 32 to 134 kbps over our Iridium OpenPort service. All voice and data capabilities can be used simultaneously. Our principal customers for Iridium Pilot are service providers who integrate the device with their own hardware and software products to provide a suite of customer-focused voice and IP-based data packages for ship business, crew calling and e-mail. We believe the low cost of our Iridium Pilot terminal, combined with our high bandwidth and flexible service options, will allow us to grow our share of the existing maritime market while opening up new market sectors, such as luxury yachts, tug boats and other fishing and cruising vessels for which traditional marine satellite systems have typically been too costly. We also believe Iridium Pilot will increasingly be adopted as a complement to maritime Very Small Aperture Terminal, or VSAT, systems providing broadband and data services for ships, where Iridium Pilot can fill in coverage gaps, provide services where the VSAT terminal is not licensed to operate, and provide an alternate channel for VSAT maintenance and configuration. In February 2014, we introduced Iridium Pilot Land Station, which allows remote individuals and businesses from off-the-grid terrestrial locations to obtain reliable internet connections and voice calling no matter where they are located.

Machine-to-Machine Data Devices

Our principal M2M devices are the Iridium 9602 and 9603 full-duplex short-burst data transceivers. The Iridium 9602 is a small data device with two-way transmission, capable of sending packet data to and from any point in the world with low latency. The principal customers for our Iridium 9602 data modems are VARs and VAMs, who embed the Iridium 9602 into their tracking, sensor, and data applications and systems, such as asset tracking systems. Our partners often combine the Iridium 9602 with a GPS receiver to provide location information to customer applications. We also offer the Iridium 9603, an even smaller transceiver that is functionally identical to the Iridium 9602. In addition, an increasing number of VARs and VAMs are including a cellular modem as part of their Iridium applications to provide low-cost cellular data transmission when available. These types of multimode applications are adopted by end users who require the ability to regularly transfer data but operate in areas with inconsistent cellular coverage. We provide gap-filler coverage for these applications, allowing users to operate anywhere on the globe. We continue to invest in research and development to develop smaller, lighter products in this market. In February 2014, we introduced Iridium Burst®, our one-to-many global data broadcast service, which enables enterprises to send data to an unlimited number of devices anywhere in the world, even inside buildings, vehicles or aircraft.

Device Development and Manufacturing

We contract with Cambridge Consulting Ltd. and other suppliers to develop all of our devices, and with two contract manufacturers, to manufacture our devices in facilities in Thailand, Malaysia, and Singapore. Pursuant to our contracts with these manufacturers, we may be required to purchase excess materials at cost plus a contractual markup if the materials are not used in production within the periods specified in the agreement. The manufacturers generally repurchase the materials from us at the same price we paid, as required for the production of the devices. Our agreements with these manufacturers are automatically renewable for additional one-year terms unless terminated by either party. In December 2014, we notified one of our contract manufacturers that we will be terminating our contract with them effective in August 2015. Following this termination, Benchmark Electronics (Thailand) PCL, part of Benchmark Electronics, Inc., a global contract manufacturing company, will be our sole manufacturer of devices. We generally provide our distributors with a warranty on subscriber equipment for one to five years from the date of activation, depending on the product. We also utilize other suppliers, some of which are the sole source, to manufacture some of the component parts of our devices.

In addition to our principal products, we also offer a selection of accessories for our devices, including extended-life batteries, holsters, earbud headphones, portable auxiliary antennas, antenna adaptors, USB data cables and charging units, among others. We purchase these products from several third-party suppliers either pursuant to contractual agreements or off the shelf at market prices.

Our Spectrum

We hold licenses to use 8.725 MHz of contiguous spectrum in the L-Band, which operates at 1.6 GHz, and allows for two-way communication between our devices and our satellites. In addition, we are authorized to use 200 MHz of K-Band (23 GHz) spectrum for satellite-to-satellite communications, known as inter-satellite links, and 400 MHz of Ka-Band spectrum (19.4 GHz to 19.6 GHz and 29.1 to 29.3 GHz) for two-way communication between our satellites and our gateways, known as feeder links. Access to this spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because each product and service can be deployed and sold worldwide. In February 2013, we filed an application with the FCC for an additional 1.775 MHz of L-band spectrum to increase our total amount to 10.5 MHz of contiguous spectrum. Our products and services are offered in over 100 countries, and we and our distributors continue to seek authorizations in additional countries.

Our use of spectrum is globally coordinated and recorded by, and subject to the frequency rules and regulations of, the International Telecommunication Union, or ITU. The ITU is the United Nations organization responsible for worldwide co-operation in the telecommunications sector. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments. Each ITU administration is required to give notice of, coordinate and record its proposed use of radio frequency assignments with the ITU’s Radiocommunication Bureau. The coordination negotiations are conducted by the national administrations with the assistance of satellite operators. When the coordination process is completed, the ITU formally notifies all proposed users of frequencies and orbital locations in order to protect the recorded assignments from subsequent nonconforming or interfering uses by member states of the ITU. Only member states have full standing within this inter-governmental organization. Filings to the ITU for our current constellation were made on our behalf by the United States.

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

	Year Ended December 31,
	2014	2013	2012

United States	47%	46%	46%
Canada	11%	13%	14%
United Kingdom	12%	10%	11%
Other Countries (1)	30%	31%	29%

(1)	No other single country represented more than 10% of our revenue for any of the periods indicated.

For more information about our revenue from sales to foreign and domestic customers, see Note 11 to our consolidated financial statements included in this annual report.

Traffic Originating Outside the United States

A significant portion of our voice and data traffic originates outside the United States. The table below sets forth the percentage of our commercial voice and data traffic originating outside the United States, excluding Iridium OpenPort traffic, for the last three years.

	Year Ended December 31,
	2014	2013	2012

Commercial voice traffic (minutes)	90%	90%	90%
Commercial data traffic (kilobytes)	69%	67%	69%

Our Network

Current Constellation

Our satellite network has an architecture of 66 in-orbit LEO satellites, operating in six orbital planes of eleven vehicles each in nearly circular polar orbits, in addition to in-orbit spares. Our operational satellites orbit at an altitude of approximately 483 miles (778 kilometers) above the earth and travel at approximately 16,689 mph, resulting in a complete orbit of the earth approximately every 100 minutes. The design of our constellation ensures that generally at least one satellite is visible to subscribers from any point on the earth’s surface, covering all of the world’s population. While our constellation offers true global coverage, most of our satellite services are not available in locations where a satellite signal cannot be transmitted or received or when the device or antenna does not have a direct line of sight to a satellite, such as inside a building.

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

We believe our interlinked satellite infrastructure provides several advantages over networks that rely on multiple terrestrial gateways, such as Globalstar’s and ORBCOMM’s networks. We have the only satellite network with true global coverage, and our constellation is less vulnerable to single points of failure, since traffic can be routed around any one satellite problem to complete the communications path. In addition, the small number of ground stations increases the security of our constellation, a factor that makes our network particularly attractive to government institutions and large enterprises. The low orbit of our constellation also allows our network to operate with low latency and with smaller antennas due to the proximity of our satellites to the earth.

Our constellation provides significant coverage overlap for mitigation of service gaps from individual satellite outages, particularly at higher northern and southern latitudes. Each satellite was designed with a high degree of on-board subsystem robustness, an on-board fault detection system, and isolation and recovery capabilities for safe and quick risk mitigation. Our ability to reposition our satellites provides us with operating flexibility and enhances our ability to maintain a commercially acceptable level of service. Historically, if a satellite should fail or become unusable, in most cases, we were able to reposition one of our in-orbit spare satellites to take over its functions. Today, if a failure occurs in an orbital plane in which we have an in-orbit spare, we may be able to reposition the spare within days, with minimal impact on our services. If there is no in-orbit spare located in the relevant orbital plane, redeploying an in-orbit spare into the affected plane would take at least one year, or we may replace it with a newly launched Iridium NEXT satellite, if available. The design of our space and ground control system facilitates the real-time intervention and management of the satellite constellation and service upgrades via software enhancements. In addition, we also completed the upgrades in 2014 to all our ground systems, including gateway and teleport technology and satellite control systems.

Our commercial gateway is located in Tempe, Arizona. Our network has multiple antennas, located at the gateway and TPN facilities, that communicate with our satellites and pass calls between the gateway and the satellites as the satellites traverse our antennas, thereby connecting signals from the terminals of end users to our gateway. This system, together with our satellite crosslinks, enables communications that are not dependent on a ground station in the region where the end user is using our services. A gateway can also generate and control all user information pertaining to our registered users, such as geo-location and call detail records. The DoD owns and operates a dedicated gateway for U.S. government users to take advantage of this capability. This gateway provides an interface between voice and data devices and the Defense Information Systems Network and other terrestrial infrastructure, providing DoD users with secure communications capabilities.

In 2013, we commenced the provision of Iridium voice and data satellite communications services in Russia to commercial and government subscribers through a local subsidiary and its authorized Russian service providers. In addition to procuring and implementing local billing and operation support services infrastructure, we also secured a site and commenced construction on dedicated earth station facilities in Russia. We have also had discussions to build or reactivate additional gateways in other countries, such as China and India, that require gateways in their jurisdictions. These gateways would connect the commercial traffic coming to and from their territory to the constellation.

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

We have experienced twelve satellite losses since we reintroduced commercial satellite services in 2001 that have resulted in the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, most recently in August 2014. Eleven of these losses were from satellites that failed in orbit, and one satellite was lost as a result of a 2009 collision with a non-operational Russian satellite. To date, each time we have lost a satellite we have had an in-orbit spare available to replace it.

Based on the failures and anomalies we have experienced to date, and considering the potential for future anomalies, we believe our current constellation will provide a commercially acceptable level of service through the transition to Iridium NEXT. We expect to be able to mitigate most satellite failures through the use of our remaining in-orbit spare or Iridium NEXT satellites, if available, the implementation of software solutions, and by landing communications traffic using the sites within the TPN infrastructure and backhauling traffic to the Tempe gateway for processing and termination. Accordingly, we believe our constellation can provide a commercially acceptable level of service with fewer than 66 satellites.

We also own spare parts for some of the equipment in our gateway and TPN facilities. We selectively replace parts for our gateway and TPN facilities as necessary and maintain an inventory of spare parts, which we continuously monitor. When we do not have necessary spares in inventory or our spares become obsolete, we rely on third parties to develop necessary parts.

In 2010, we entered into an amended and restated long-term operations and maintenance agreement with Boeing, which we refer to as the O&M Agreement. Boeing operated and maintained our satellite constellation under this O&M Agreement through the end of 2014. Although the term of the O&M Agreement runs concurrently with the operational life of the current constellation, the O&M Agreement also provides for transition to a hybrid operations mode involving network elements from both the original Iridium system and the Iridium NEXT system. In 2014, we elected to make this transition to hybrid operations as of January 1, 2015, to be provided by Boeing under the terms of the Iridium NEXT support services agreement as further described below. Through 2014, the O&M Agreement represented a time-and-materials fee with an annual limit on amounts paid.

In 2010, we also entered into an Iridium NEXT support services agreement with Boeing pursuant to which Boeing provides personnel services in support of the development of Iridium NEXT and will operate and maintain Iridium NEXT, including a transitional period that began on January 1, 2015, during which Boeing supports a hybrid operations mode involving network elements from both the original Iridium system and the Iridium NEXT system. Boeing provides these services on a time-and-materials fee basis. The term of the agreement runs concurrently with the operational life of the Iridium NEXT constellation. We are entitled to terminate the agreement for convenience and without cause commencing in 2019.

Pursuant to an amended and restated transition services, products and asset agreement, or the TSA, with Motorola, and a separate agreement with Boeing, Motorola, and the U.S. government, we are required to maintain an in-orbit liability insurance policy, which also covers planned or unplanned de-orbits of individual satellites, with a de-orbiting endorsement to cover the mass de-orbit of our satellite constellation in the amount of $500.0 million per occurrence, and $1.0 billion in the aggregate. The current policy together with the de-orbiting endorsement covers amounts that we and other specified parties may become liable to pay for bodily injury or property damage to third parties related to processing, maintaining and operating our satellite constellation, including individual satellite de-orbits, and, in the case of the de-orbiting endorsement, a mass de-orbit of the satellite constellation, although it contains exceptions for third-party damages which may result from the 2009 in-orbit satellite collision. The policy covers us, the U.S. government, Boeing, as operator of our system, Motorola Solutions, Inc., or Motorola Solutions, as successor to Motorola, and other named beneficiaries. The policy has been renewed annually since the expiration of the original policy’s three-year term in 2003 and currently expires on December 8, 2015. In addition, we maintain a separate $1.0 billion product liability policy to cover Motorola Solutions’ potential liability as manufacturer of the satellites. Given the flexibility of our satellite constellation and in-orbit spares, we do not maintain in-orbit insurance covering losses from satellite failures or other operational problems affecting our current constellation, although the terms of our Credit Facility will require us to do so for a period of time with respect to our Iridium NEXT satellites. See -“Iridium NEXT” below.

Our current satellite constellation license from the FCC has been extended until January 31, 2018. Our U.S. gateway earth station licenses expire between 2018 and 2026, and our U.S. government customer’s and commercial subscribers’ earth station licenses for end user devices will expire in 2021. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration.

Iridium NEXT

Our satellites continue to perform well, but they have exceeded their original design lives, and we are currently developing our next-generation satellite constellation, Iridium NEXT, which we expect to commence launching in the second half of 2015. Iridium NEXT will maintain the architecture of our current constellation, with 66 in-orbit satellites, as well as six in-orbit spares and nine ground spares. We have contracted with Thales Alenia Space France, or Thales, to construct the Iridium NEXT satellites, which are designed to be compatible with our current constellation and end-user equipment. As we launch each batch of Iridium NEXT satellites, we expect to use them to replace satellites in our current constellation, minimizing any disruption to our end users.

We plan to deploy the first two satellites on a Dnepr rocket launched by Kosmotras, with the remaining 70 satellites to be deployed on seven Falcon 9 rockets launched by SpaceX. We expect to complete the deployment of the Iridium NEXT constellation in 2017. The current constellation is expected to provide a commercially acceptable level of service through the transition to Iridium NEXT. In December 2013, we filed an application with the FCC to modify our space station license to give us authority to launch and operate Iridium NEXT. The application remains pending.

The Iridium NEXT constellation will also host the Aireon system. The Aireon system is being developed by Aireon LLC, our joint venture with the ANSPs of Canada, Italy, Denmark and Ireland, to provide a global air traffic surveillance service through a series of ADS-B receivers on the Iridium NEXT satellites. Aireon has contracted to offer this service to our co-investors in Aireon and NATS and plans to offer the service to other ANSPs worldwide, including the FAA. These ANSPs would use the service to provide air traffic control services over the oceans, as well as polar and remote regions. Aireon also plans to market the data to airlines and other users. Under our agreements with Aireon, Aireon will pay us a fee of $200 million to host the ADS-B receivers on Iridium NEXT, as well as data services fees of up to approximately $20 million per year, once the system is fully operational, for the delivery of the air traffic surveillance data over the Iridium NEXT system.

While the Aireon ADS-B receivers are the primary hosted payload on the Iridium NEXT satellites, we have also entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, to permit Harris to allocate the remaining hosted payload capacity to its customers. We expect this agreement to result in an additional $55 million in hosting and data fees. In addition, in September 2013, we announced Iridium PRIME to address the traditional challenges of hosted payload missions, which include inflexible launch schedules, “one-off” mission control systems and ground connectivity challenges, by providing customers access to the Iridium NEXT satellite constellation with flexibility as to the number of payloads they can deploy, the number of planes they occupy, and independent mission control, at substantial cost savings compared to current stand-alone solutions.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. We believe the Credit Facility, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility,” together with cash on hand and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017.

The Credit Facility requires us to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. We are in the process of placing this insurance. The amount of coverage we are seeking to place is large, our coverage requirements are complex, and the market for launch and in-orbit insurance is limited. We have placed only a portion of coverage for the full launch program to date, and we are currently in discussions with prospective insurers and with our lenders regarding the structure of our planned coverage. If we are unable to place the launch and in-orbit insurance on the terms required by the Credit Facility, we would be required to seek a waiver or amendment of those requirements.

We expect to use our nine ground spares and a prepaid relaunch right with SpaceX to self-insure a portion of our launch and in-orbit risks, as permitted under the Credit Facility. While we believe this will enable us to obtain insurance at a substantially lower cost than would be possible without the ground spares and relaunch right, if we use our ground spares to replace lost satellites, we will likely choose to purchase additional satellites to maintain a backup supply of ground spares. The cost of such additional ground spares is not included in the $3 billion estimated cost for the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017.

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space France, or Thales, for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.3 billion, and we expect our payment obligations under the FSD to extend into the first quarter of 2018. As of December 31, 2014, we had made total payments of $1,331.1 million to Thales, of which $1,129.8 million were from borrowings under the Credit Facility. We currently use the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, we expect to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME.

In March 2010, we entered into an agreement with Space Exploration Technologies Corp., or SpaceX, to secure SpaceX as the primary launch services provider for Iridium NEXT. The maximum price under the SpaceX agreement is $453.1 million. As of December 31, 2014, we had made total payments of $155.6 million to SpaceX, including a $3.0 million refundable deposit for the reservation of additional future launches, which is not included in the total contract price. The SpaceX Falcon 9 rocket is configured to carry ten Iridium NEXT satellites to orbit with each launch.

In June 2011, we entered into an agreement with International Space Company Kosmotras, or Kosmotras, as a supplemental launch service provider for Iridium NEXT. The Kosmotras agreement originally provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, we exercised an option for one launch to carry the first two Iridium NEXT satellites. If we do not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of December 31, 2014, we had made aggregate payments of $28.8 million to Kosmotras. The option to purchase two dedicated launches expired as of December 31, 2013. We have agreed with Kosmotras to extend the option to purchase the remaining three dedicated launches through a date to be determined.

Harris Agreement

In June 2012, Aireon entered into an agreement with Harris Corporation for the design, development and production of the Aireon payload for each of the planned Iridium NEXT satellites. The Harris agreement does not provide for any guarantee of payment by us or Iridium Satellite LLC, but we may make available up to $10 million worth of airtime for Aireon to satisfy a portion of its payments under the Harris agreement in the event that Aireon cannot make such payments. We do not currently expect Aireon to require these airtime credits.

Aireon LLC Agreement

On November 19, 2012, Iridium Satellite and Aireon entered into an Amended and Restated Limited Liability Company Agreement with NAV CANADA, the ANSP of Canada, and a wholly owned subsidiary of NAV CANADA. On February 14, 2014, we entered into a Second Amended and Restated Limited Liability Company Agreement, or the Aireon LLC Agreement, with NAV CANADA; Enav S.p.A., the ANSP of Italy; Naviair, the ANSP of Denmark; Irish Aviation Authority Limited, the ANSP of Ireland; and wholly owned subsidiaries of NAV CANADA, Enav and Naviair.

Under the Aireon LLC Agreement, NAV CANADA’s subsidiary may acquire up to a 51% interest in Aireon and the other ANSP investors or their subsidiaries may acquire up to a 24.5% interest, collectively, with Iridium retaining a 24.5% interest. The Aireon LLC Agreement provides for the purchase by these investors of preferred membership interests in multiple tranches for an aggregate purchase price of $270 million, of which $195 million has been invested through January 2015. Each tranche is subject to the satisfaction of various operational, commercial, regulatory and financial conditions. NAV CANADA’s subsidiary made its first tranche investment of $15 million in November 2012, its second tranche investment of $40 million in July 2013, and its third tranche investment of an aggregate of $65 million in June 2014 and January 2015, and has scheduled tranches of an additional $15 million in 2015 and $15 million in 2017. The other ANSP investors made their first tranche investment of an aggregate of $50 million in February 2014 and their second tranche investment of an aggregate of $25 million in July 2014 and January 2015, with scheduled tranches of an additional $33 million in 2015 and $12 million in 2017. Following the completion of the investments by the new investors and NAV CANADA’s subsidiary, Aireon will be required, if and when funds are available, to redeem a portion of our ownership interest for a payment of $120 million. We expect this redemption of our ownership interest to occur in 2018.

The Aireon LLC Agreement provides for Aireon to be managed by an eleven-member board of directors. Currently, Iridium Satellite may nominate four directors, NAV CANADA may nominate four directors, Enav may nominate one director and the other two investors may together nominate one director. The chief executive officer of Aireon serves as the eleventh director. Following the final investment tranche, expected in 2017, NAV CANADA will be able to nominate six directors and Iridium Satellite will be able to nominate two directors, with the remaining nomination rights unchanged. The Aireon LLC Agreement also provides the minority-interest holders with several protective provisions.

Constellation De-Orbiting Obligations

When Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability risk arising from future operation of our current constellation, and to provide for the U.S. government’s obligation to indemnify Motorola pursuant to the Indemnification Agreement described below. As a result, Iridium Satellite, Boeing, Motorola and the U.S. government entered into the Indemnification Agreement, as subsequently amended in September 2010, giving the U.S. government the right, in its sole discretion, to require us to de-orbit our constellation in the event of: (a) Iridium Satellite’s failure to maintain certain insurance and pay certain insurance premiums; (b) Iridium Satellite’s bankruptcy; (c) Iridium Satellite’s sale or the sale of any major asset in our satellite system; (d) Boeing’s replacement as the operator of our satellite system; (e) Iridium Satellite’s failure to provide certain notices as contemplated by the Indemnification Agreement; or (f) at any time after January 1, 2015. Prior to the September 2010 amendment of the Indemnification Agreement, the U.S. government had the right to require us to de-orbit our constellation at any time after June 5, 2009. Pursuant to the September 2010 amendment, the U.S. government may withdraw its agreement to postpone the exercise of its de-orbit right: (i) on or after January 1, 2015; (ii) if Iridium Satellite violates any terms of the Indemnification Agreement or fails to comply with any terms of the September 2010 amendment; (iii) if more than four satellites have insufficient fuel to execute a 12-month de-orbit; (iv) if Iridium Satellite fails to comply with the de-boost plans; (v) upon a finding by the FCC, not remedied by Iridium Satellite in the time set forth by the FCC, that Iridium Satellite has failed to comply with the terms of the Iridium Orbital Debris Mitigation Plan filed with the FCC and then in effect; (vi) upon the cancellation, non-renewal or refusal to provide any insurance required by the Indemnification Agreement; or (vii) upon the termination or completion of the current or any successor agreement between Iridium Satellite and the DoD pursuant to which Iridium Satellite provides mobile satellite services to the DoD. Because it is after January 1, 2015 and because more than four of our satellites currently have insufficient fuel to execute a 12-month de-orbit, the U.S. government currently has the right to require us to de-orbit our constellation. In addition, the U.S. government also has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years. We believe the probability that the U.S. government will exercise these rights is remote.

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

We have certain de-orbit obligations under our FCC licenses. Specifically, pursuant to an orbital debris mitigation plan incorporated into our FCC satellite constellation license in 2002, we are required to lower each satellite to an orbit with a perigee of approximately 250 kilometers as it reaches the end of its useful life and to coordinate these orbit-lowering maneuvers with the United States Space Command. In August 2014, we received a license modification from the FCC permitting us to operate up to ten satellites pursuant to the less stringent 600 kilometer de-orbit standards for non-geostationary satellites that the FCC acknowledged in 2004 would serve the public interest and has been utilized for other satellite constellations since that time.

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

ORBCOMM also provides commercial services using a fleet of LEO satellites. Like Globalstar, ORBCOMM’s network also has a “bent pipe” architecture, which limits its real-time coverage area. ORBCOMM’s principal focus is low-cost data and M2M services, where it directly competes with our M2M offerings. Because a ground station may not be within view of a satellite, ORBCOMM’s services may have a significant amount of latency, which may limit their use in some mission-critical applications. It does not offer voice service or high-speed data services. ORBCOMM is developing its second-generation satellite constellation, which began launching in 2014.

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

Research and Development

Our research and development efforts have focused on the development, design and testing of new products and services, such as Iridium Burst and Iridium Pilot Land Station, each introduced in February 2014, Iridium GO!, introduced in July 2014, and the planning and development of the Iridium NEXT constellation, ground infrastructure and chipsets. We also develop product and service enhancements and new applications for our existing products and services. Our research and development expenses were $17.6 million, $11.1 million and $15.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Employees

As of December 31, 2014, we had 233 full-time employees, none of whom is subject to any collective bargaining agreement. We consider our employee relations to be good.

Intellectual Property

At December 31, 2014, we held eight U.S. patents and one foreign patent. These patents cover several aspects of our satellite system, our global network and our devices.

In addition to our owned intellectual property, we also license critical system technology from Motorola Solutions, including software and systems to operate and maintain our network as well as technical information for the design and manufacture of our devices. This intellectual property is essential to our ability to continue to operate our constellation and sell our handsets. We also have licensed technology from Motorola Solutions relating to the development and operation of Iridium NEXT and related ground infrastructure, products and services. We maintain our licenses with Motorola Solutions pursuant to several agreements, which can be terminated by Motorola Solutions upon the commencement by or against us of any bankruptcy proceeding or other specified liquidation proceedings or upon our material failure to perform or comply with any provision of the agreements. If Motorola Solutions were to terminate any such agreement, it may be difficult or, under certain circumstances, impossible to obtain the technology from alternative vendors. Motorola Solutions has assigned to a third party a portion of the patents that are covered by some of these licenses.

We license additional system technology from other third parties and expect to do so in the future both in connection with our current network, products and services and with the development and operation of Iridium NEXT and related ground infrastructure, products and services. If any such third party were to terminate its agreement with us or cease to support and service this technology, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain those services from alternative vendors. Any substitute technology may also have lower quality or performance standards, which would adversely affect the quality of our products and services. For more information, see “Risk Factors—We are dependent on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing products and services.”

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

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•	our ability to maintain the health, capacity and control of our existing satellite constellation;

•	our ability to complete the design, build and launch of Iridium NEXT and related ground infrastructure, products and services, and, once launched, our ability to maintain the health, capacity and control of the new satellite constellation;

•	the level of market acceptance and demand for our products and services;

•	our ability to introduce innovative new products and services that satisfy market demand, including new service offerings on Iridium NEXT;

•	our ability to expand our business using our existing spectrum resources both in the United States and internationally;

•	our ability to sell our products and services in additional countries;

•	our ability to maintain our relationship with U.S. government customers, particularly the DoD;

•	the ability of our distributors to market and distribute our products, services and applications effectively and their continued development of innovative and improved solutions and applications for our products and services;

•	the effectiveness of our competitors in developing and offering similar services and products; and

•	our ability to maintain competitive prices for our products and services and to control our costs.

Our business plan depends in large part on the success of our subsidiary, Aireon LLC, which is our primary hosted payload customer.

In June 2012, we announced our plans to host a payload being developed by our subsidiary, Aireon LLC, as our primary hosted payload on Iridium NEXT. We currently expect to rely on the cash flows generated from this hosted-payload arrangement with Aireon to satisfy a portion of our capital requirements for the development and deployment of Iridium NEXT. Aireon’s payload will be a satellite-based automatic dependent surveillance-broadcast, or ADS-B, system for global air traffic monitoring, and Aireon’s success will depend on its ability to successfully develop and manufacture this system. Deploying an ADS-B system on satellites is a new and unproven method for providing this service and will require significant technological development. Aireon will need to complete the development and manufacture of its ADS-B payloads in time to include them on our Iridium NEXT satellites, which we expect to begin launching in the second half of 2015.

In addition, Aireon’s ability to make timely payment to us of its hosting fees will depend on the development of the market for a space-based ADS-B service among air navigation service providers, or ANSPs, particularly the U.S. Federal Aviation Administration, or FAA. Aireon does not have a contract with the FAA to provide ADS-B services, and there can be no assurance that it will be successful in securing such a contract. The FAA’s financial commitment to Aireon to date has been limited to a $10 million contract for assistance in its analysis of space-based ADS-B, and no funds have been allocated by the FAA for a larger Aireon commitment. If Aireon is not successful in entering into a contract with the FAA for the provision of ADS-B services, it may not be able to make its hosting reimbursement payments to us when we currently anticipate or at all.

Aireon will itself require significant additional capital to complete the successful development, deployment and operation of its system. The Aireon LLC Agreement provides for the purchase by NAV CANADA Satellite and three other ANSP investors of additional membership interests in multiple tranches through late 2017 for an aggregate investment of up to $270 million, of which $195 million has been funded through January 2015. Each tranche, however, is subject to the satisfaction of various operational, commercial, regulatory and financial conditions, some of which will be out of our control, and the investors have significant discretion in the determination of whether those conditions have been met.

The management of Aireon is not within our control given that we only have rights to appoint a minority of the members of the Aireon board of directors, as well as significant veto rights and other protective provisions provided to NAV CANADA and the other investors. As a result, we may not be able to cause Aireon to take actions that we believe are necessary for its ultimate success.

If Aireon is unable to pay its hosting reimbursement costs, our ability to pursue our business plan would be compromised unless we were able to replace those amounts with capital from other sources. In addition, Aireon’s failure to pay our data fees and make the anticipated redemption of a portion of our equity interest would negatively affect our expected future results of operations.

We may need additional capital to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities. If we fail to maintain access to sufficient capital, we will not be able to successfully implement our business plan.

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion Credit Facility, together with cash on hand and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME. Our ability to continue to make draws under the Credit Facility will depend upon our satisfaction of the borrowing conditions provided for in the Credit Facility at the time of the borrowing, some of which will be outside of our control. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility”.

There can also be no assurance that our internally generated cash flows will meet our current expectations, or that we will not encounter increased costs. For example, Aireon may be unable to pay its hosting reimbursement costs, and the market for Iridium PRIME may not develop as we expect. If internally generated cash flows, including potential cash from Aireon or Iridium PRIME, are less than we expect, we might need to finance the remaining cost of Iridium NEXT by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT. Such additional financing may not be available on favorable terms, or at all.

If we are unable to generate sufficient cash flows or to raise additional capital for one or more of these needs, our ability to maintain our network, design, build and launch Iridium NEXT and related ground infrastructure, develop new products and services and pursue additional growth opportunities will be impaired, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service. We may experience overall liquidity levels lower than our recent liquidity levels. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities and make borrowings under the Credit Facility, delay the ultimate deployment of Iridium NEXT or otherwise impair our business and financial position.

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

We plan to use borrowings under the Credit Facility to partially fund the construction of our Iridium NEXT satellites, including borrowing to capitalize interest otherwise due under the Credit Facility. Our ability to continue to draw funds under the Credit Facility over time will depend on the satisfaction of borrowing conditions at the time of each draw, including:

•	compliance with the covenants under the Credit Facility, including financial covenants and covenants relating to hosted payloads and launch and in-orbit insurance;

•	accuracy of the representations we make under the Credit Facility;

•	compliance with the other terms of the Credit Facility, including the absence of events of default; and

•	maintenance of the insurance policy with COFACE.

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

If we default under the Credit Facility, the lenders may require immediate repayment in full of amounts borrowed or foreclose on our assets.

The Credit Facility contains events of default, including:

•	non-compliance with the covenants under the Credit Facility, including financial covenants and covenants relating to hosted payloads and launch and in-orbit insurance;

•	cross-default with other indebtedness;

•	insolvency of any obligor under the Credit Facility;

•	revocation of the COFACE insurance policy;

•	failure to maintain our current satellite constellation or complete Iridium NEXT by a specified time; and

•	a determination by the lenders that we have experienced a material adverse change in our business.

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

The Credit Facility also prohibits us from paying dividends to holders of our preferred stock, including our Series A Preferred Stock and Series B Preferred Stock, if we are unable to certify that we anticipate being able to comply with the financial covenants of the Credit Facility for the next twelve months each time we declare a dividend. If we are unable to make that certification, we will not be able to pay the dividends on our outstanding preferred stock. If we do not pay dividends on our preferred stock for six quarterly periods (whether or not consecutive), the holders of the Series A Preferred Stock and Series B Preferred Stock collectively will have the power to elect two members of our board of directors. The interests of the holders of our preferred stock may differ from those of our other stockholders. In addition, any dividend we fail to pay will accrue, and the holders of our Series A Preferred Stock and Series B Preferred Stock will be entitled to a preferential distribution of the original purchase price per share plus all accrued and unpaid dividends before any distribution may be made to holders of our common stock in connection with any liquidation event.

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

We are currently developing Iridium NEXT, which we expect to commence launching in the second half of 2015. While we expect our current satellite constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will do so. If we are unable to effectively deploy Iridium NEXT for any reason, whether as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve or maintain orbital placement, failure of the satellites to perform as expected, interference between any hosted payload and our network, or delays in receiving regulatory approvals or otherwise, before our current constellation ceases to provide a commercially acceptable level of service, or if we experience backward compatibility problems with our new constellation once deployed, we would likely lose customers and business opportunities to our competitors, resulting in a potentially material decline in revenue and profitability and the inability to service our debt.

Iridium NEXT may not be completed on time, and the costs associated with it may be greater than expected.

We estimate that the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 will be approximately $3 billion, although our actual costs could substantially exceed this estimate. We may not complete Iridium NEXT and related ground infrastructure on time, on budget or at all. We have delayed our first launch, originally scheduled for the first quarter of 2015, to the second half of 2015 because of delays in software development by our satellite manufacturer, and we may experience further delays. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. Development of Iridium NEXT may suffer from additional delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	lower than anticipated internally generated cash flows, including from Aireon and other hosted payloads;

•	the failure to maintain our ability to make draws under the Credit Facility, including by reason of our failure to satisfy any ongoing financial or other condition to making draws;

•	operating and other requirements imposed by the lenders under the Credit Facility;

•	our and Thales’s ability to design and manufacture the Iridium NEXT satellites on time and on budget, including issues that might be found late in the process, for example during systems-level testing and final satellite qualification;

•	interference between any hosted payload and our network;

•	complex integration of our ground segment with the Iridium NEXT satellites and the transition from our current constellation;

•	denial or delays in receipt of regulatory approvals or non-compliance with conditions imposed by regulatory authorities;

•	the breakdown or failure of equipment or systems;

•	non-performance by third-party contractors, including the prime system contractor;

•	the inability to license necessary technology on commercially reasonable terms or at all;

•	use of the SpaceX launch vehicle, which has a limited operating history, or the failure of SpaceX to sustain its business;

•	launch delays or failures or in-orbit satellite failures once launched or the decision to manufacture additional replacement satellites for future launches;

•	labor disputes or disruptions in labor productivity or the unavailability of skilled labor;

•	increases in the costs of materials;

•	changes in project scope;

•	additional requirements imposed by changes in laws; or

•	severe weather or catastrophic events, such as fires, earthquakes or storms.

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

Our strategy to launch our 72 Iridium NEXT satellites includes a planned first launch in the second half of 2015 of two satellites on a Dnepr rocket under contract with International Space Company Kosmotras, or Kosmotras, a Russian launch services provider, with the remaining 70 satellites to be launched on seven Falcon 9 rockets under contract with Space Exploration Technologies Corporation, or SpaceX. Many of Kosmotras’ operations are in Ukraine, a country that has recently experienced significant political instability. If we cannot launch the first two satellites as planned, our first launch would likely be of ten satellites on the first of our SpaceX launches, which launch out of the United States and would be unaffected by the delay. The loss of the ability to launch two satellites and test them before launching the next ten satellites would increase our insurance costs, and any alternative launch strategy for the first two satellites would likely increase our launch costs.

Loss of any Iridium NEXT satellite during launch or delays in our launch schedule could delay or impair our ability to offer our services or increase our costs.

The launch of our Iridium NEXT satellites will be subject to the inherent risk of launch failures, which could result in the loss or destruction of one or more satellites. We have entered into our launch services agreement with SpaceX, pursuant to which SpaceX will provide launch services to us in connection with our deployment of Iridium NEXT. The SpaceX agreement contemplates seven launches of ten satellites each on SpaceX’s Falcon 9 rocket over a two-year period. SpaceX is a rapidly growing company in a technically complicated industry and is working to meet an aggressive launch manifest. A failure by SpaceX to maintain its launch schedule could expose us to delay or the need to utilize an alternate launch services provider, which could substantially increase our launch costs. We have also entered into a launch services agreement with Kosmotras pursuant to which Kosmotras will provide supplemental or alternative launch services for Iridium NEXT. We have exercised an option to have Kosmotras launch the first two Iridium NEXT satellites. The use of Kosmotras to replace one or more of the contemplated SpaceX launches would increase our launch costs.

We do not maintain in-orbit insurance covering our losses from satellite failures or other operational problems affecting our current constellation, and we may not be able to obtain the launch and in-orbit insurance for Iridium NEXT required by the Credit Facility.

We do not maintain in-orbit insurance covering losses that might arise as a result of a satellite failure or other operational problems affecting our constellation. The terms of the Credit Facility, however, require us to obtain and maintain such insurance for the Iridium NEXT satellites for a period of 12 months after launch, as well as launch insurance. The amount of coverage we are seeking to place is large, our coverage requirements are complex, and the market for launch and in-orbit insurance is limited. We have placed only a portion of coverage for the full launch program to date, and we are currently in discussions with prospective insurers and with our lenders regarding the structure of our planned coverage. If we are not able to obtain launch and in-orbit insurance on the terms required by the Credit Facility or at an acceptable price, we would be required to obtain a waiver under the Credit Facility. Our lenders may be unwilling to grant such a waiver, which would trigger an event of default under the Credit Facility, giving our lenders the right to accelerate repayment of all outstanding borrowings. Even if we obtain the required launch and in-orbit insurance, the coverage may not be sufficient to compensate us for satellite failures and other operational problems affecting our satellites, as it may either contain large deductible amounts or provide reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of our satellites or the occurrence of equipment failures and other related problems could constitute an uninsured loss and could harm our financial condition. Furthermore, launch insurance does not cover lost revenue. For more information on our launch and in-orbit insurance plans, see “Our Network – Iridium NEXT,” above.

Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.

Since we introduced commercial services in 2001, we have experienced twelve satellite losses, most recently in August 2014. Eleven of our satellites have failed in orbit, which has resulted in either the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, and one satellite was lost as a result of a collision with a non-operational Russian satellite. Also, our satellites have already exceeded their original design lives. While actual useful life typically exceeds original design life, the useful lives of our satellites may be shorter than we expect, and additional satellites may fail or collide with space debris or other satellites in the future. Although to date we have had an in-orbit spare available to replace each lost satellite, if we experience a failure in an orbital plane other than a plane in which we have a spare, we do not expect to replace the failure until we have an Iridium NEXT satellite available to do so. As a result, while we expect our current constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will be able to do so. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. As our constellation has aged, some of our satellites have experienced individual component failures affecting their coverage or transmission capacity, and other satellites may experience such failures in the future, which could adversely affect the reliability of their service or result in total failure of the satellite. As a result, fewer than 66 of our current in-orbit satellites are fully functioning at any time. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero, and any such impairment charges could significantly depress our net income for the period in which the failure occurs.

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

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 21% and 19% of our revenue for the years ended December 31, 2014 and 2013, respectively. We provide the majority of our services to the U.S. government pursuant to our Gateway Maintenance and Support Services, or GMSS, and EMSS contracts. We entered into these contracts in September 2013 and October 2013, respectively. The GMSS contract provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government, one of which has been exercised so far, and the EMSS contract provides for a five-year term. The U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. If the U.S. government terminates either of the agreements or decides not to exercise options under the GMSS agreement, we would lose a significant portion of our revenue.

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

Our products could fail to perform or could perform at reduced levels of service because of technological malfunctions or deficiencies or events outside of our control, which would seriously harm our business and reputation.

Our products and services are subject to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our satellites, services, information systems or telecommunications infrastructure could result in the inability of our customers to receive our services for an indeterminate period of time. These customers include government agencies conducting mission-critical work throughout the world, as well as consumers and businesses located in remote areas of the world and operating under harsh environmental conditions where traditional telecommunications services may not be readily available. Any disruption to our services or extended periods of reduced levels of service could cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers or result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse elements of our system, including our satellites, our commercial gateway, our satellite teleport network facilities or our satellite network operations center, to function as required could render our system unable to perform at the quality and capacity levels required for success. Any system failures, repeated product failures or shortened product life or extended reduced levels of service could reduce our sales, increase costs or result in warranty or liability claims or litigation, cause us to extend our warranty period and seriously harm our business.

As our product portfolio expands, our failure to manage growth effectively could impede our ability to execute our business plan, and we may experience increased costs or disruption in our operations.

We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to manage the growth of our business. As our product portfolio continues to expand, the responsibilities of our management team and other company resources also grow. Consequently, we may further strain our management and other company resources with the increased complexities and administrative burdens associated with a larger, more complex product portfolio. For example, we have in the past experienced quality issues in connection with the introduction of new products and services, and we may experience such issues in the future. Our failure to meet these challenges as a result of insufficient management or other resources could significantly impede our ability to execute our business plan, which relies in part on our ability to leverage our largely fixed-cost infrastructure. To properly manage our growth, we may need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Failure to effectively manage the expansion of our product portfolio in a cost-effective manner could result in declines in product and service quality and customer satisfaction, disruption of our operations, or increased costs, which would reduce our ability to expand our margins as we expect.

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

We transmit, and in some cases store, end user data, including personal information. In jurisdictions around the world, the transmission and storage of personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted, applied and enforced in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could face a variety of enforcement actions or government inquiries or be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations.

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

Our commercial satellite network traffic is supported by a gateway in Tempe, Arizona, and we operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. Currently, we do not have a backup facility for our gateway, and both facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events and would be difficult to replace or repair and could require substantial lead-time to do so. Material changes in the operation of these facilities may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateway and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failure, delays in deliveries or regulatory issues. Any such failure would impede our ability to provide service to our customers.

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

The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand or as a result of aggressive discounting by some operators under financial pressure to expand their respective market share. In addition, we may face competition from new competitors, new technologies or new equipment. For example, we may face competition for our land-based services in the United States from incipient ancillary terrestrial component, or ATC, service providers who are designing a satellite operating business and a terrestrial component around their spectrum holdings. In addition, some of our competitors have announced plans for the launch of additional satellites. As a result of competition, we may not be able to successfully retain our existing customers and attract new customers.

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

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new technologies and new satellite systems. New technology could render our system obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than our current constellation or Iridium NEXT, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new products and services on Iridium NEXT. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure on our part to implement new technology within our system may compromise our ability to compete.

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

In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc., and in January 2014, Inmarsat acquired Globe Wireless, one of our service providers. Following each acquisition, Inmarsat essentially stopped promoting sales of our products and services, and they may further reduce their efforts in the future. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give those distributors. Our two largest distributors, Applied Satellite Technology LTD and Inmarsat, represented a total of 15% of our revenue for the year ended December 31, 2014 and our ten largest distributors represented, in the aggregate, 42% of our revenue for the year ended December 31, 2014. The loss of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications.

We rely on a limited number of key vendors for supply of equipment and services.

We currently rely on two single-source contracts for the manufacture of our current devices, including our mobile handsets, L-Band transceivers and short-burst data devices. We have notified one of these manufacturers of our intent to terminate our agreement with them, and as a result we expect to solely rely on Benchmark Electronics (Thailand) PCL, or Benchmark, starting in August 2015. Benchmark may choose to terminate its business relationship with us when its current contractual obligations are completed, or at such earlier time as contemplated by our current agreement. If Benchmark terminates its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price, or at all. We are highly dependent on these manufacturers’ performance as the sole suppliers of our devices. We also utilize sole source suppliers for some of the component parts of our devices.

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

In addition, we depend on Boeing to provide operations and maintenance services with respect to our satellite network, including engineering, systems analysis, integration and testing of new equipment and operations and maintenance services, from our technical support center in Chandler, Arizona and our satellite network operations center in Leesburg, Virginia. Technological competence is critical to our business and depends, to a significant degree, on the work of technically skilled personnel, such as our Boeing contractors. If Boeing’s performance falls below expected levels or if Boeing has difficulties retaining the personnel servicing our network, the operations of our satellite network could be compromised. In addition, if Boeing terminates its agreement with us, we may not be able to find a replacement provider on favorable terms or at all, which could impair the operations and performance of our network. Replacing Boeing as the operator of our current satellite system could also trigger de-orbit rights held by the U.S. government, which, if exercised, would eliminate our ability to offer satellite communications services altogether.

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

We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States, excluding our broadband data service, or Iridium OpenPort®, traffic, accounted for 69% and 67% of total commercial data traffic for the years ended December 31, 2014 and 2013, respectively, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 90% of total commercial voice traffic for each of the years ended December 31, 2014 and 2013. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries.

Conducting operations outside the United States involves numerous risks and, while expanding our international operations would advance our growth, it would also increase our exposure to these risks. For example, in 2013 we commenced the provision of satellite communications services in Russia through a local subsidiary and its authorized Russian service providers and secured a site and commenced construction of a dedicated gateway in Russia. The U.S. government has recently imposed economic sanctions on certain Russian corporations, banks, and citizens and might impose additional sanctions in the future. If such sanctions, or any Russian response to such sanctions, affects our operations in Russia, it could limit our growth in Russia or prevent us from continuing to operate there at all, which would reduce our revenues.

Other risks associated with the proposed expansion of our international operations include:

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

If any of these risks were to materialize, it could affect our ability to successfully compete and expand internationally.

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

The prices for our products and services are typically denominated in U.S. dollars. Any appreciation of the U.S. dollar against other currencies will increase the cost of our products and services to our international customers and, as a result, may reduce the competitiveness of our international offerings and make it more difficult for us to grow internationally. Conversely, in some locations, primarily Russia, we conduct business in the local currency, and a depreciation of the local currency against the U.S. dollar will reduce the U.S. dollar value of our revenues from those countries. Russia has recently experienced significant currency depreciation against the U.S. dollar.

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

When Iridium Satellite purchased the assets of Iridium LLC, a non-affiliated debtor in possession, out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability exposure arising from future operation of the constellation. As a result, Iridium Satellite, Boeing, Motorola and the U.S. government entered into an agreement giving the U.S. government the right, in its sole discretion, to require us to de-orbit our constellation upon the occurrence of specified events, including any time on or after January 1, 2015 or if more than four of our satellites have insufficient fuel to execute a 12-month de-orbit, both of which have already occurred. In addition, the U.S. government has the right to require us to de-orbit any of our individual functioning satellites, including in-orbit spares that have been in orbit for more than seven years, unless the U.S. government grants a postponement. All of our functioning satellites have been in orbit for more than seven years.

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

Under our agreement with Motorola, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy, together with the de-orbiting endorsement, covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, a mass de-orbit of our current satellite constellation. Our current policy has a one-year term, which expires on December 8, 2015, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. Our failure to renew our current in-orbit liability insurance policy or obtain a replacement policy would trigger de-orbit rights held by the U.S. government and Boeing described in the immediately preceding risk factor, which, if exercised, would eliminate our ability to provide mobile satellite communications services. In addition, even if we continue to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

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

Our operations are subject to regulations of the U.S. Department of Commerce’s Bureau of Industry and Security relating to the export of satellites and related technical data as well as our subscriber equipment, the U.S. Treasury Department’s Office of Foreign Assets Control relating to transactions involving entities sanctioned by the United States, and the U.S. State Department’s Office of Defense Trade Controls relating to satellite launch. We are also required to provide U.S. and some foreign government law enforcement and security agencies with call interception services and related government assistance, in respect of which we face legal obligations and restrictions in various jurisdictions. Given our global operations and unique network architecture, these requirements and restrictions are not always easy to harmonize. In addition, some countries require providers of telecommunications services to connect specified emergency numbers to local emergency services. We have discussed and continue to discuss with authorities in various countries the procedures used to satisfy our obligations, and have had to, and may in the future need to, obtain amendments or waivers to licenses or obligations in various countries. Countries are not obligated to grant requested amendments or waivers, and there can be no assurance that relevant authorities will not suspend or revoke our licenses or take other legal actions to attempt to enforce the requirements of their respective jurisdictions.

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

We hold FCC licenses, specifically a license for our current satellite constellation, licenses for our U.S. gateway and other ground facilities and blanket earth station licenses for U.S. government customers and commercial subscribers, that are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. The FCC licenses are also subject to modification by the FCC. Our current satellite constellation license from the FCC has been extended until January 31, 2018. Our U.S. gateway earth station and the U.S. government customer and commercial subscriber earth station licenses expire between September 2018 and the year 2026. There can be no assurance that the FCC will renew the FCC licenses we hold. If the FCC revokes, modifies or fails to renew or amend the FCC licenses we hold, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.

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

Our common stock ranks junior to the Series A Preferred Stock and Series B Preferred Stock with respect to dividends and amounts payable in the event of our liquidation.

Our common stock ranks junior to the Series A Preferred Stock and Series B Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up. This means that, unless accumulated dividends have been paid or set aside for payment on all outstanding shares of Series A Preferred Stock and Series B Preferred Stock for all past completed dividend periods, no dividends may be declared or paid on our common stock. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Series A Preferred Stock and Series B Preferred Stock the applicable liquidation preference plus accrued and unpaid dividends. As a result, the value of your investment in our common stock may suffer in the event that sufficient funds are not available to first satisfy our obligations to the holders of our preferred stock in the event of our liquidation.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own or lease the facilities described in the following table:

Location	Country	Approximate Square Feet	Facilities	Owned/Leased
McLean, Virginia	USA	21,600	Corporate Headquarters	Leased

Chandler, Arizona	USA	197,000	Technical Support Center, Distribution Center, Warehouse and Satellite Teleport Network Facility	Leased

Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned

Tempe, Arizona	USA	31,000	System Gateway and Satellite Teleport Network Facility	Owned Building on Leased Land

Tempe, Arizona	USA	25,000	Operations and Finance Office Space	Leased

Fairbanks, Alaska	USA	4,000	Satellite Teleport Network Facility	Owned

Svalbard	Norway	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land

Yellowknife, Northwest Territories	Canada	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land

Iqaluit, Nunavut	Canada	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land

Izhevsk, Udmurtia	Russia	11,736	Office Space and Satellite Teleport Network Facility	Leased

Item 3.	Legal Proceedings

On October 7, 2014, Kappa Digital, LLC filed a complaint for patent infringement against us in the United States District Court for the Eastern District of Texas - Marshall Division. In this action, Kappa Digital alleges that our products, services and/or systems infringe its U.S. Patent No. 6,349,135, entitled “Method And System For A Wireless Digital Message Service.” Kappa Digital is seeking a judgment that we have infringed on its patent and is seeking a permanent injunction enjoining us from further infringement, as well as damages, costs, expenses, interest and attorneys’ fees. On February 25, 2015, the parties filed a joint motion to dismiss the case without prejudice, which we expect to be granted. Kappa Digital would retain the right to file a new complaint with the same allegations.

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

	Common Stock
	High	Low
Quarter Ended March 31, 2013	$7.34	$5.90
Quarter Ended June 30, 2013	7.85	5.98
Quarter Ended September 30, 2013	9.22	6.35
Quarter Ended December 31, 2013	6.91	5.37
Quarter Ended March 31, 2014	7.95	5.95
Quarter Ended June 30, 2014	8.49	6.12
Quarter Ended September 30, 2014	9.54	7.85
Quarter Ended December 31, 2014	10.50	8.15

On February 23, 2015, the closing price of our common stock was $9.67. As of February 23, 2015 there were 65 holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date. The Credit Facility currently restricts us from declaring, making or paying dividends on our common stock, and we do not anticipate that we will declare any dividends on our common stock in the foreseeable future.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from December 31, 2009 through December 31, 2014 with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance.

37

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Iridium Communications Inc.	$100.00	$102.74	$96.01	$83.69	$77.83	$121.42
S&P 500 Index	$100.00	$112.78	$112.78	$127.90	$165.76	$184.64
Dow Jones Industrial Average Index	$100.00	$111.02	$117.16	$125.66	$158.96	$170.91
NASDAQ Telecommunications Index	$100.00	$103.92	$90.81	$92.63	$114.88	$125.11

Item 6.            Selected Financial Data

Iridium Communications Inc.

The following selected historical financial data for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 was derived from our audited financial statements. The selected financial data below should be read in conjunction with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data is historical data and is not necessarily indicative of our future results of operations.

	For the Year Ended December 31,
Statement of Operations Data	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Revenue:
Services	$309,424	$292,092	$273,491	$262,322	$236,351
Subscriber equipment	78,152	73,303	93,866	94,709	90,184
Engineering and support services	20,981	17,254	16,163	27,276	21,638
Total revenue	$408,557	$382,649	$383,520	$384,307	$348,173
Total operating expenses	$285,646	$272,755	$278,446	$307,306	$310,813
Operating income	$122,911	$109,894	$105,074	$77,001	$37,360
Net income	$74,989	$62,517	$64,631	$41,035	$19,941
Comprehensive income	$72,758	$62,185	$64,499	$40,720	$20,009
Weighted average shares outstanding - basic	88,080	76,909	74,239	72,164	70,289
Weighted average shares outstanding - diluted	109,400	87,511	78,182	73,559	72,956
Net income per share - basic	$0.71	$0.72	$0.85	$0.57	$0.28
Net income per share - diluted	$0.69	$0.71	$0.83	$0.56	$0.27

	As of December 31,
Balance Sheet Data	2014	2013	2012	2011	2010
	(In thousands)
Total current assets	$573,113	$369,558	$367,166	$227,242	$208,729
Total assets	$2,909,681	$2,309,796	$1,916,341	$1,374,186	$1,047,449
Total long-term liabilities	$1,575,467	$1,268,802	$951,131	$576,278	$258,692
Total stockholders' equity	$1,231,864	$939,495	$876,558	$702,018	$654,916

	For the Year Ended December 31,
Other Data	2014	2013	2012	2011	2010
	(In thousands)
Cash provided by (used in):
Operating activities	$214,872	$183,048	$174,023	$183,461	$151,438
Investing activities	$(626,254)	$(485,836)	$(443,542)	$(359,337)	$(242,086)
Financing activities	$438,844	$234,712	$387,571	$192,310	$63,402

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We were initially formed in 2007 as GHL Acquisition Corp., a special purpose acquisition company. In 2009, we acquired all the outstanding equity in Iridium Holdings LLC and changed our name to Iridium Communications Inc.

Overview of Our Business

We are engaged primarily in providing mobile voice and data communications services using a constellation of orbiting satellites. We are the second largest provider of satellite-based mobile voice and data communications services based on revenue, and the only commercial provider of communications services offering true global coverage. Our satellite network provides communications services to regions of the world where telecommunications networks do not exist or are impaired, including extremely remote or rural land areas, airways, open-ocean, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

We sell our products and services to commercial end users through a wholesale distribution network, encompassing more than 70 service providers, more than 190 value-added resellers, or VARs, and more than 40 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.

At December 31, 2014, we had approximately 739,000 billable subscribers worldwide, an increase of 75,000, or 11%, from approximately 664,000 billable subscribers at December 31, 2013. We have a diverse customer base, including end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the provision of services and the sale of equipment. Service revenue represented 76% of total revenue for the years ended December 31, 2014 and 2013. Voice, data and M2M data service revenue have historically generated higher gross margins than subscriber equipment revenue.

 We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, along with the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. We expect to fund the costs of Iridium NEXT with the substantial majority of the funds from our $1.8 billion loan facility, or the Credit Facility, cash on hand, and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME.

We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next twelve months. For more information about our sources of funding, see “Credit Facility” and “Liquidity and Capital Resources.”

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space France, or Thales, for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.3 billion, and we expect our payment obligations under the FSD to extend into the first quarter of 2018. As of December 31, 2014, we had made total payments of $1,331.1 million to Thales, of which $1,129.8 million were from borrowings under the Credit Facility, which are classified within property and equipment, net, in our consolidated balance sheet included in this report. We currently use the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, we expect to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME.

In March 2010, we entered into an agreement with Space Exploration Technologies Corp., or SpaceX, to secure SpaceX as the primary launch services provider for Iridium NEXT. The total price under the SpaceX agreement for seven launches is $453.1 million. As of December 31, 2014, we had made aggregate payments of $152.6 million to SpaceX, which were capitalized as construction in progress within property and equipment, net. In addition, we made a $3.0 million refundable deposit to SpaceX in the first quarter of 2014 for the reservation of additional future launches, which amount is not included in the total contract price.

In June 2011, we entered into an agreement with International Space Company Kosmotras, or Kosmotras, as a supplemental launch services provider for Iridium NEXT. The Kosmotras agreement originally provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, we exercised an option for one launch to carry the first two Iridium NEXT satellites. If we do not exercise any additional options, the total cost under the Kosmotras agreement including this single launch will be $51.8 million. As of December 31, 2014, we had made aggregate payments of $28.8 million to Kosmotras, which were capitalized as construction in process within property and equipment, net. The option to purchase two of the dedicated launches expired as of December 31, 2013. We have agreed with Kosmotras to extend the option to purchase the remaining three dedicated launches through a date to be determined.

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

In connection with each draw made under the Credit Facility, we borrow an additional amount equal to 6.49% of such draw to cover the premium for the COFACE insurance. We also pay a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. The semi-annual commitment fee on the undrawn portion of the Credit Facility for the year ended December 31, 2014 was $5.8 million and is included in other income (expense) in our consolidated statement of operations. Funds drawn under the Credit Facility are used to pay 85% of each invoice issued by Thales under the FSD until the Credit Facility is fully drawn, the premium for the COFACE insurance and the payment of a portion of interest during a portion of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, we will pay interest on the same date as the principal repayments. Prior to the repayment period, interest payments are due on a semi-annual basis in April and October. Interest incurred during the year ended December 31, 2014 was $50.8 million. We capitalize all interest costs incurred related to the Credit Facility during the construction period of the assets; accordingly we capitalized $50.8 million related to interest incurred in 2014. We pay interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $50.8 million in interest incurred during the year ended December 31, 2014 consisted of $15.5 million payable in cash, of which $12.6 million was paid during the year and $2.9 million was accrued at year end, and $35.3 million payable by deemed loans, of which $28.6 million was paid during the year and $6.7 million was accrued at year end. The Credit Facility will mature seven years after the start of the principal repayment period.

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

As of December 31, 2014, we had borrowed a total of $1,291.4 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2014 was $508.6 million. Under the terms of the Credit Facility, we were required to maintain a minimum cash reserve for debt service of $86.0 million as of December 31, 2014, which is classified as restricted cash on our consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to be in 2017. We expect to have utilized the full $1.8 billion from the Credit Facility by early 2016.

Minimum debt service reserve levels are estimated as follows:

At December 31,	Amount
(in millions)
2015	$91
2016	113
2017	189

In addition to the minimum debt service reserve levels, financial covenants under the Credit Facility, as amended and restated in May 2014, include:

•	an available cash balance of at least $25 million;

•	a debt-to-equity ratio, which is calculated as the ratio of total net debt to the aggregate of total net debt and total stockholders’ equity, of no more than 0.7 to 1, measured each June 30 and December 31;

•	specified maximum levels of annual capital expenditures (excluding expenditures on the construction of Iridium NEXT satellites) through the year ending December 31, 2024;

•	specified minimum levels of consolidated operational earnings before interest, taxes, depreciation and amortization, or operational EBITDA, for the 12-month periods ending each December 31 and June 30 through December 31, 2017;

•	specified minimum cumulative cash flow requirements from customers who have hosted payloads on our satellites measured each December 31 and June 30 from June 30, 2016 through December 31, 2017;

•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5; and

•	specified maximum leverage levels during the repayment period that decline from a ratio of 4.73 to 1 for the twelve months ending June 30, 2018 to a ratio of 2.36 to 1 for the twelve months ending December 31, 2024.

Our available cash balance, as defined by the Credit Facility, was $290.2 million as of December 31, 2014. Our debt-to-equity ratio was 0.47 to 1 as of December 31, 2014. We were also in compliance with the operational EBITDA covenant and the annual capital expenditure covenant as of December 31, 2014.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2014, we had an available cure amount of $7.5 million, though none was required to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

In May 2014, we entered into a supplemental agreement, or the Supplemental Agreement, with the lenders under the Credit Facility, to amend and restate the Credit Facility. The Supplemental Agreement includes revised financial covenant levels. The Supplemental Agreement also delays, until 2017, a portion of the contributions that we had been scheduled to make during 2014, 2015 and 2016 to the debt service reserve account that we are required to maintain under the Credit Facility. The Credit Facility delays $22 million of our 2014 contributions, $22 million of our 2015 contributions and $32 million of our 2016 contributions, for a total of $76 million. As of March 31, 2014, prior to the execution of the Supplemental Agreement, the minimum required cash reserve balance was $94.5 million. As of June 30, 2014, after the execution of the Supplemental Agreement, the minimum required cash reserve balance was reduced to $83.5 million. As a result of this reduction, $11.0 million was released from restricted cash during the three months ended June 30, 2014. In accordance with the Supplemental Agreement, as of December 31, 2014, the minimum cash reserve for debt service was $86.0 million and was maintained and classified as restricted cash on our consolidated balance sheet.

The Supplemental Agreement required us to raise at least $217.5 million through the sale of equity securities by July 31, 2014, with net proceeds of at least $200.0 million, in order for the amendment to become effective. The Supplemental Agreement allowed us to raise up to $150.0 million of the total in convertible preferred equity, with the remainder to be raised through sales of our common equity. There were no other conditions to the effectiveness of the Supplemental Agreement. We satisfied the capital raise requirement on May 14, 2014 upon the closing of the sales of our common stock and our 6.75% Series B Cumulative Perpetual Convertible Preferred Stock, or Series B Preferred Stock, described below.

As of February 26, 2015, we have borrowed a total of $1,303.3 million under the Credit Facility.

Common Stock Offerings

In May 2014, we issued 7,692,308 shares of our common stock in a registered direct offering to certain investment funds affiliated with Baron Capital Group Inc., or Baron, at a price of $6.50 per share for aggregate gross proceeds of $50.0 million. We received proceeds of $49.9 million from the sale of the common stock to Baron, net of offering costs of $0.1 million.

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

In May 2014, we issued an additional 8,483,608 shares of our common stock in an underwritten public offering, including 1,106,558 shares of common stock upon the underwriters’ election to exercise their overallotment option in full. We received proceeds of $49.0 million, which were net of an aggregate $2.6 million underwriting discount and $0.2 million of offering costs.

Series B Cumulative Perpetual Convertible Preferred Stock Offering

In May 2014, we issued 500,000 shares of our Series B Preferred Stock in an underwritten public offering at a price to the public of $250 per share. We received proceeds of $120.8 million from the sale of the Series B Preferred Stock, which were net of an aggregate $3.8 million underwriting discount and $0.4 million of offering costs.

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

We intend to use the proceeds from the common stock and Series B Preferred Stock offerings for general corporate purposes, which may include capital expenditures, such as costs for the development and deployment of the Iridium NEXT system, and may also include working capital and general and administrative expenses.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by disaster and relief agencies, and emergency first responders;

•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the ability to offer our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop new and innovative products and services for Iridium NEXT;

•	our ability to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites;

•	our ability to generate sufficient internal cash flows, including potential cash flows from hosted payloads and Iridium PRIME, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	Aireon LLC’s ability to successfully develop and market its space-based automatic dependent surveillance-broadcast, or ADS-B, global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;

•	Aireon’s ability to raise sufficient funds to pay hosting fees to us;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network through the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	market acceptance of our products;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•	reliance on single-source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•	reliance on a few significant customers for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, useful lives of property and equipment, long-lived assets, goodwill and other intangible assets, inventory, internally developed software, deferred financing costs, asset retirement obligations, income taxes, stock-based compensation, warranty expenses, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

For revenue arrangements with multiple elements in which we determine, based on judgment, that the elements qualify as separate units of accounting, we allocate the guaranteed minimum arrangement price among the various contract elements based on each element’s relative selling price. The selling price used for each deliverable is based on vendor-specific objective evidence when available, third-party evidence when vendor-specific evidence is not available, or the estimated selling price when neither vendor-specific evidence nor third-party evidence is available. We determine vendor-specific objective evidence of selling price by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. Our determination of best estimate of selling price is consistent with our determination of vendor-specific objective evidence of selling price and we assess qualitative and quantitative market factors and entity-specific factors when estimating the selling price. We recognize revenue for each element based on the specific characteristics of that element.

We sell prepaid services in the form of e-vouchers and prepaid cards. A liability is established equal to the cash paid upon purchase for the e-voucher or prepaid card. We recognize revenue from the prepaid services upon the use of the e-voucher or prepaid card by the customer; or upon the expiration of the right to access the prepaid service. In September 2012, we communicated a new expiration policy with respect to prepaid e-vouchers, effective December 2013. While the terms of prepaid e-vouchers can be extended by the purchase of additional e-vouchers, prepaid e-vouchers may not be extended beyond the new limits of three or four years, dependent on the initial expiry period when purchased. We do not offer refunds for unused prepaid services.

Revenue associated with some of our fixed-price engineering services arrangements is recognized when the services are rendered, typically on a partial performance method of accounting based on our estimate of total costs expected to complete the contract, and the related costs are expensed as incurred. We recognize revenue on cost-plus-fixed-fee arrangements to the extent of actual costs incurred plus an estimate of the applicable fees earned, where such estimated fees are determined using a partial performance method calculation. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes to earned and unearned revenue that could be material to our results of operations.

Stock-Based Compensation

We account for stock-based compensation, which consists of stock options and restricted stock units, based on the grant date estimated fair value. In the case of restricted stock units, grant date fair value is equal to the closing price of our common stock on the date of grant. The expected vesting of our performance-based RSUs is based upon the likelihood that we achieve the defined performance goals. The level of achievement of performance goals, if any, is determined by the compensation committee. In the case of stock options, grant date fair value is calculated using the Black-Scholes option pricing model. We recognize stock-based compensation on a straight-line basis over the requisite service period. The Black-Scholes option pricing model requires us to make several assumptions, including expected volatility and expected term of the options. If any of the assumptions we use in the Black-Scholes option pricing model were to change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

We depreciate our satellites over the shorter of their potential operational life or the period of their expected use. The appropriateness of the useful lives is evaluated on a quarterly basis or as events occur that require additional assessment. Our current satellites are depreciated on a straight-line basis through the earlier of their estimated remaining useful life or the date they are expected to be replaced by Iridium NEXT satellites, which defines the period of their expected use, because we expect this will occur before the end of their operational lives.

In September 2014, we updated our analysis of the current satellites’ remaining useful lives based on the refinement of the launch schedule and deployment plan for Iridium NEXT. As a result, the estimated useful lives of the satellites within the current constellation have been extended and are consistent with the expected deployment of Iridium NEXT. Based on the current launch schedule, we expect Iridium NEXT satellites to begin deployment in the second half of 2015, with the final launch expected to occur in 2017. If our actual operational results are not consistent with our estimates and assumptions, we may experience changes in depreciation and amortization expense that could be material to our results of operations. In the event there are changes to the launch schedule of Iridium NEXT satellites, the period of intended use for our current satellites could be impacted, also resulting in changes to depreciation and amortization expense that could be material to our results of operations.

Assets under construction primarily consist of costs incurred associated with the design, development and launch of the Iridium NEXT satellites, upgrades to our current infrastructure and ground systems and internal software development costs. Once these assets are placed in service, they will be depreciated using the straight-line method over their respective estimated useful lives. We capitalize interest on the Credit Facility during the construction period of Iridium NEXT. Capitalized interest is added to the cost of our next-generation satellites.

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

We operate in a single reporting unit, and we assess the possibility of impairment by comparing the carrying amount of the reporting unit to its estimated fair value. Our most recent annual assessment of goodwill and indefinite-lived intangible assets, which we refer to as the 2014 Analysis, was performed on October 1, 2014. We determined the estimated fair value of our reporting unit based on a combination of a market approach using comparable public companies (guideline company method) and the income approach using discounted cash flows, consistent with the approach we utilized in our analysis performed in 2013. These valuation techniques involve the use of estimates and assumptions. We believe that the assumptions and estimates used to determine the estimated fair value of our reporting unit are reasonable. However, these estimates are inherently subjective and there are a number of factors, including factors outside of our control, that could cause actual results to differ from our estimates. Changes in estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Any changes to our key assumptions about our businesses and our prospects, timing or amounts of projected cash flows, or changes in market conditions, could cause the fair value of our reporting unit to fall below its carrying value, resulting in a potential impairment charge.

The key assumptions used in the 2014 Analysis included: (i) cash flow projections through 2025, which include assumptions relative to forecasted service revenue, equipment revenue, engineering and support service revenue, hosted payload revenue, operating expenses and Iridium NEXT capital expenditures; (ii) a discount rate of 12.0% applied to the cash flow projections, which was based on the weighted average cost of capital adjusted for the risks associated with the business; (iii) selection of comparable companies used in the market approach; (iv) assumptions in weighting the results of the income approach and the market approach valuation techniques; and (v) expected distributions from Aireon. Based on the results of the first step of the 2014 Analysis, the estimated fair value of the reporting unit exceeded the carrying value. As such, the second step of the goodwill impairment test was not required and no impairment charge was recorded during the period. In future periods, if actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to our results of operations.

Intangible Assets Not Subject to Amortization

A portion of our intangible assets consists of our spectrum licenses and trade names which are indefinite-lived intangible assets. We reevaluate the indefinite life determination for these assets periodically to determine whether events and circumstances continue to support an indefinite life.

We assess the recoverability of indefinite-lived assets on an annual basis or when indicators of impairment exist. We assess the possibility of impairment by comparing the carrying amount of the asset to its estimated fair value. If the estimated fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized. We make assumptions and apply judgment in estimating the fair value based on quoted market prices and various other valuation techniques, including replacement costs, discounted cash flows methods and other market multiple analyses. The various valuation techniques require significant assumptions about future cash flows, replacement cost, revenue growth, capital expenditures, working capital fluctuations, asset life and incremental borrowing rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to our results of operations. Based on the results of the 2014 Analysis, the fair value of the indefinite-lived assets was greater than their carrying value. As such, no impairment charge was recorded during the period.

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

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred on our balance sheet and amortized as additional interest expense using the effective interest method over the term of the related debt. The effective interest rate calculation requires us to make assumptions and estimates in determining estimated periodic interest expense. The calculation includes assumptions and estimates with respect to future borrowing dates and amounts, repayment dates and amounts, and projected future LIBOR rates. If actual borrowing amounts and dates, repayment amounts and dates, and future LIBOR rates are not consistent with our estimates or assumptions, we may be exposed to changes that could be material to our property and equipment, net balance (since we are capitalizing interest expense as part of the cost of Iridium NEXT), deferred financing costs balance, depreciation expense, interest expense, income from operations and net income.

Comparison of Our Results of Operations for the Year Ended December 31, 2014 and the Year Ended December 31, 2013

	Year Ended December 31,
		% of Total		% of Total	Change
($ in thousands)	2014	Revenue	2013	Revenue	Dollars	Percent
Revenue:
Service revenue
Commercial	$243,875	60%	$232,928	61%	$10,947	5%
Government	65,549	16%	59,164	15%	6,385	11%
Total service revenue	309,424	76%	292,092	76%	17,332	6%
Subscriber equipment	78,152	19%	73,303	19%	4,849	7%
Engineering and support services	20,981	5%	17,254	5%	3,727	22%
Total revenue	408,557	100%	382,649	100%	25,908	7%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	62,085	15%	59,346	16%	2,739	5%
Cost of subscriber equipment	54,569	14%	52,062	14%	2,507	5%
Research and development	17,587	4%	11,149	3%	6,438	58%
Selling, general and administrative	78,636	19%	75,218	19%	3,418	5%
Depreciation and amortization	72,769	18%	74,980	19%	(2,211)	(3)%
Total operating expenses	285,646	70%	272,755	71%	12,891	5%
Operating income	122,911	30%	109,894	29%	13,017	12%
Other income (expense):
Interest income, net	3,640	1%	2,276	1%	1,364	60%
Undrawn credit facility fees	(5,825)	(2)%	(7,708)	(2)%	1,883	(24)%
Other income (expense), net	(4,274)	(1)%	6,003	1%	(10,277)	(171)%
Total other income (expense)	(6,459)	(2)%	571	0%	(7,030)	(1,231)%
Income before income taxes	116,452	28%	110,465	29%	5,987	5%
Provision for income taxes	(41,463)	(10)%	(47,948)	(13)%	6,485	(14)%
Net income	$74,989	18%	$62,517	16%	$12,472	20%

Revenue

Total revenue increased to $408.6 million for the year ended December 31, 2014 compared to $382.6 million for the prior year. This increase in total revenue was primarily due to a $17.3 million increase in service revenue, driven by an 11% year-over-year increase in billable commercial subscribers and a $6.4 million increase in government service revenue. Also contributing to the increase was a $4.8 million increase in subscriber equipment revenue, primarily related to increased unit sales of L-Band transceivers, handsets, which include Iridium GO!, and short-burst data devices. In addition, engineering and support service revenue increased by $3.7 million primarily due to the increased scope of work on government-sponsored contracts.

Commercial Service Revenue

	Year Ended
	December 31, 2014			December 31, 2013			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$185.5	354	$45	$184.0	340	$46	$1.5	14	$(1)
Commercial M2M data	58.4	325	16	48.9	273	16	9.5	52	-
Total Commercial	$243.9	679		$232.9	613		$11.0	66

(1)	Billable subscriber numbers shown are at the end of the respective period.

(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

The increase in commercial voice and data revenue was principally due to the increased number of Iridium OpenPort billable subscribers, partially offset by decreases in voice and data usage.

Commercial M2M data revenue increased by $9.5 million, or 19%, for the year ended December 31, 2014 compared to the prior year primarily due to a 19% increase in commercial M2M billable subscribers.

Government Service Revenue

Year Ended
	December 31, 2014		December 31, 2013		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers(1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$65.6	60	$59.2	51	$6.4	9

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to a five-year Enhanced Mobile Satellite Services, or EMSS, contract executed in October 2013 and managed by the Defense Information Systems Agency. The EMSS contract replaced our previous EMSS contract which we originally entered into in April 2008. Under the terms of this agreement, authorized customers utilize Iridium airtime services provided through the U.S. Department of Defense’s, or DoD’s, dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers. DTCS is a service that provides beyond-line-of-sight, push-to-talk tactical radio service for user-defined groups. The fixed-price rates in each of the five contract years, which run from October 22 through the following October 21, are $64 million and $72 million in years one and two, respectively, and $88 million in each of the years three through five.

Government service revenues for the year ended December 31, 2014 increased to $65.6 million from $59.2 million in the prior year as a result of the current EMSS contract. Under this contract, revenue is a fixed monthly amount and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the current EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties. Based on the fixed-price EMSS contract, we expect government service revenue for 2015 to exceed 2014.

Subscriber Equipment Revenue

Subscriber equipment revenue increased by $4.8 million, or 7%, to $78.2 million for the year ended December 31, 2014 compared to the prior year. This increase was primarily due to increases of $2.9 million and $0.8 million in subscriber equipment revenue related to L-Band transceivers and M2M devices, respectively. The increases in subscriber equipment revenue for L-Band transceivers and M2M devices were due to increased unit sales, partially offset by targeted lower pricing on these products designed to promote the higher volumes we ultimately achieved. In addition, handset revenue increased $1.4 million primarily related to the launch of Iridium GO!, which contributed $4.0 million for the full year 2014.

Engineering and Support Service Revenue

	Year Ended
	December 31, 2014	December 31, 2013	Change
	(In millions)
Government	$18.9	$15.5	$3.4
Commercial	2.1	1.8	0.3
Total	$21.0	$17.3	$3.7

Engineering and support service revenue increased by $3.7 million, or 22%, for the year ended December 31, 2014 compared to the prior year primarily due to our entering into new government-sponsored contracts during the second half of 2013 related to gateway modernization efforts as we transition to Iridium NEXT capabilities. We anticipate an increase in the scope of work for government contracts in 2015 resulting in overall growth in engineering and support service revenue compared to 2014.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased by $2.7 million, or 5%, for the year ended December 31, 2014 compared to the prior year primarily due to an increase in costs related to government contracts and satellite operations, partially offset by decreased costs related to network maintenance and product support.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment increased by $2.5 million, or 5%, for the year ended December 31, 2014 compared to the prior year primarily due to higher unit sales, corresponding to the increase in subscriber equipment revenue discussed above. In addition to increased unit sales, cost of subscriber equipment increased proportionally more than subscriber equipment revenue due to an increase in the average cost per unit of our handsets and Iridium Pilot units. Iridium Pilot costs increased $1.0 million compared to the prior year as we implemented product quality improvements. Partially offsetting these increases was a $5.3 million decline in the warranty provision and a $0.5 million decrease in expense for excess and obsolete inventory primarily related to the Iridium 9505 handset accessories. The warranty provision decrease was primarily related to fewer expected returns of the Iridium Pilot sold in 2014 and a decrease in the average repair costs compared to the prior year. The decrease in the warranty provision included a $1.8 million warranty initiative to replace older Iridium OpenPort units.

Research and Development

Research and development expenses increased by $6.4 million, or 58%, for the year ended December 31, 2014 compared to the prior year primarily due to Iridium NEXT projects including development costs associated with enabling faster data speeds on our network and subscriber equipment.

Selling, General and Administrative

Selling, general and administrative expenses include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $3.4 million, or 5%, for the year ended December 31, 2014 compared to the prior year primarily due to an increase in employee-related costs including stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.2 million, or 3%, for the year ended December 31, 2014 compared to the prior year.

During the third quarter of 2014, we updated our analysis of the current satellites’ remaining useful lives. Based on the results of this analysis and the refinement of the Iridium NEXT launch schedule and deployment plan, the estimated useful lives of the satellites within our current constellation were extended and are consistent with the expected deployment of Iridium NEXT. This change in estimated useful life was effective in September 2014, resulting in a $3.8 million decrease in depreciation expense for the year ended December 31, 2014 when compared to the prior year. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service. In addition, amortization expense decreased by $3.0 million for the year ended December 31, 2014 compared to the prior year due to the completion of amortization of certain definite-lived intangibles in 2014. These certain definite-lived intangibles include customer relationships, intellectual property and software which were assigned fair value as a result of our 2009 acquisition of Iridium Holdings LLC and were fully amortized over useful lives of five years.

The decreases described above were partially offset by increases in depreciation expense resulting from additions to property and equipment for ground infrastructure compatible with Iridium NEXT in addition to a $2.2 million impairment charge that we recorded during 2014 as a result of having lost communication with three of our in-orbit satellites. We believe the loss of these satellites will not have a material impact on the useful life of our current satellite constellation. We had in-orbit spare satellites available to replace the lost satellites. We did not lose any satellites in 2013.

Other Expense

Interest Income, Net

Interest income, net, increased by $1.4 million, or 60%, to $3.6 million for the year ended December 31, 2014 compared to the prior year primarily due to a $1.0 million increase in financing fees recognized on customer receivables and a $0.4 million increase on interest earned, net of related expenses, on our investments in marketable securities.

Undrawn Credit Facility Fees

The commitment fee on the undrawn portion of the Credit Facility was $5.8 million for the year ended December 31, 2014 compared to $7.7 million for the prior year. The decrease of the commitment fee on the undrawn portion directly relates to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT. As we continue to draw additional amounts under the Credit Facility, the undrawn portion and related fees will decrease.

Other Income (Expense), net

Other income (expense), net was $4.3 million of other expense, net for the year ended December 31, 2014 compared to $6.0 million of other income, net for the prior year. This change primarily resulted from a favorable litigation result, which resulted in the 2013 recognition of a previously deferred $10 million hosted payload customer deposit. We did not recognize any income from this litigation result or similar items in 2014.

Provision for Income Taxes

For the year ended December 31, 2014, our income tax provision was $41.5 million compared to $47.9 million for the prior year. Our effective tax rate was approximately 35.6% for the year ended December 31, 2014 compared to 43.4% for the prior year. The change in the income tax provision and effective tax rate was primarily related to the impact of the benefit of the Arizona tax law changes (both tax rate and apportionment method) combined with a decrease in tax expense related to the valuation allowance on our Arizona net operating losses compared to the prior year. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $75.0 million for the year ended December 31, 2014, an increase of $12.5 million, or 20%, from the prior year. This increase in net income was driven by a $17.3 million increase in service revenue due to increased billable commercial subscribers and the favorable impact of the current EMSS contract, a $3.8 million increase in engineering and support service revenue due to new government-sponsored contracts, a $2.2 million decrease in depreciation and amortization primarily due to the change in our current satellites’ estimated remaining useful lives, a $6.5 million decrease in our provision for income taxes, and a $1.9 million decrease in commitment fees on the undrawn portion of the Credit Facility. These increases to net income were partially offset by a $10.3 million increase in other expenses, net primarily related to the 2013 recognition of a previously deferred $10.0 million hosted payload customer deposit which did not recur in 2014, a $6.4 million increase in research and development costs primarily for Iridium NEXT development projects, and a $2.7 million increase in cost of services related to the increase in scope of work for government-sponsored contracts.

Comparison of Our Results of Operations for the Year Ended December 31, 2013 and Combined Results of Operations for the Year Ended December 31, 2012

	Year Ended December 31,
		% of Total		% of Total	Change
($ in thousands)	2013	Revenue	2012	Revenue	Dollars	Percent
Revenue:
Service revenue
Commercial	$232,928	61%	$211,741	55%	$21,187	10%
Government	59,164	15%	61,750	16%	(2,586)	(4)%
Total service revenue	292,092	76%	273,491	71%	18,601	7%
Subscriber equipment	73,303	19%	93,866	25%	(20,563)	(22)%
Engineering and support services	17,254	5%	16,163	4%	1,091	7%
Total revenue	382,649	100%	383,520	100%	(871)	0%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	59,346	16%	60,937	16%	(1,591)	(3)%
Cost of subscriber equipment	52,062	14%	53,285	14%	(1,223)	(2)%
Research and development	11,149	3%	15,525	4%	(4,376)	(28)%
Selling, general and administrative	75,218	19%	67,589	18%	7,629	11%
Depreciation and amortization	74,980	19%	81,110	21%	(6,130)	(8)%
Total operating expenses	272,755	71%	278,446	73%	(5,691)	(2)%
Operating income	109,894	29%	105,074	27%	4,820	5%
Other income (expense):
Interest income, net	2,276	1%	1,072	0%	1,204	112%
Undrawn credit facility fees	(7,708)	(2)%	(10,232)	(2)%	2,524	(25)%
Other expense, net	6,003	1%	(896)	0%	6,899	(770)%
Total other expense	571	0%	(10,056)	(2)%	10,627	(106)%
Income before income taxes	110,465	29%	95,018	25%	15,447	16%
Provision for income taxes	(47,948)	(13)%	(30,387)	(8)%	(17,561)	58%
Net income	$62,517	16%	$64,631	17%	$(2,114)	(3)%

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

Commercial Service Revenue

	Year Ended
	December 31, 2013			December 31, 2012			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$184.0	340	$46	$170.9	332	$45	$13.1	8	$1
Commercial M2M data	48.9	273	16	40.8	228	17	8.1	45	(1)
Total Commercial	$232.9	613		$211.7	560		$21.2	53

(1)	Billable subscriber numbers shown are at the end of the respective period.

(2)	ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

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

Government Service Revenue

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

Depreciation and Amortization

Depreciation and amortization expenses decreased by 8% to $75.0 million for the year ended December 31, 2013 from $81.1 million for the prior year. During the second quarter of 2012, we updated our analysis of the current satellite constellation’s health and the remaining useful life. Based on the results of this analysis, we estimated that our current constellation of satellites would be operational for longer than previously expected. As a result, the estimated useful life of the current constellation was extended and was consistent with the expected deployment of Iridium NEXT. This change in estimated useful life was only effective for three quarters in 2012 but was effective for all four quarters of 2013, which resulted in a decrease in depreciation expense for the year ended December 31, 2013 when compared to the prior year. Additionally, the year-over-year decrease was due to a $2.0 million impairment charge within depreciation expense related to the impairment of an in-orbit satellite with which we lost communication during 2012. No such impairment occurred in 2013.

Other Expense

Interest Income, Net

Interest income, net, increased to $2.3 million for the year ended December 31, 2013 from $1.1 million for the prior year primarily due to our investment of excess cash in marketable securities beginning in the first quarter of 2013. Our marketable securities yielded higher interest income than our operating cash accounts.

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

Net Income

Net income was $62.5 million for the year ended December 31, 2013, a decrease of 3%, or $2.1 million, from the prior year. This decline in net income was primarily driven by a $17.6 million increase in the provision for income taxes. The change in the income tax provision was primarily due to the decrease in the impact of the benefit of the Arizona tax law changes recognized in 2012, an increase in the valuation allowance on our Arizona net operating losses, an increase in our overall state tax expense and an increase in our income before tax compared to the prior year. Also contributing to the decline in net income was a $7.6 million increase in selling general and administrative costs primarily for employee related costs and professional fees. These year-over-year decreases to net income were partially offset by the recognition of a previously deferred $10 million hosted payload customer deposit, a $6.1 million decrease in depreciation and amortization expense primarily resulting from the change in the estimated useful lives of our satellites, and a $4.4 million decrease in research and development due to decreases in research and development projects associated with Iridium NEXT.

Liquidity and Capital Resources

As of December 31, 2014, our total cash and cash equivalents balance was $211.2 million, and our marketable securities balance was $261.1 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, interest payments on the Credit Facility, and dividends payable on our Series A Preferred Stock and Series B Preferred Stock.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under the Credit Facility, together with cash and marketable securities on hand, and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME. We currently use the Credit Facility to pay 85% of each invoice we receive from Thales Alenia Space France, or Thales, under their contract for the development and construction of our Iridium NEXT satellites, with the remaining 15% funded from cash, cash equivalents and marketable securities on hand. We also utilize the Credit Facility to fund the COFACE insurance premiums and a portion of the interest under the Credit Facility. Once the Credit Facility is fully drawn, we expect to pay 100% of each invoice we receive from Thales and all interest on the Credit Facility from cash, cash equivalents and marketable securities on hand, and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME.

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

As of December 31, 2014, we had borrowed a total of $1,291.4 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2014 was $508.6 million. Under the terms of the Credit Facility, a minimum cash reserve for debt service of $86.0 million as of December 31, 2014 was maintained and classified as restricted cash. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended and restated in May 2014, include:

•	an available cash balance of at least $25 million;

•	a debt-to-equity ratio, which is calculated as the ratio of total net debt to the aggregate of total net debt and total stockholders’ equity, of no more than 0.7 to 1, measured each June 30 and December 31;

•	specified maximum levels of annual capital expenditures (excluding expenditures on the construction of Iridium NEXT satellites) through the year ending December 31, 2024;

•	specified minimum levels of consolidated operational earnings before interest, taxes, depreciation and amortization, or operational EBITDA, for the 12-month periods ending each December 31 and June 30 through December 31, 2017;

•	specified minimum cumulative cash flow requirements from customers who have hosted payloads on our satellites, measured each December 31 and June 30, from June 30, 2016 through December 31, 2017;

•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5; and

•	specified maximum leverage levels during the repayment period that decline from a ratio of 4.73 to 1 for the twelve months ending June 30, 2018 to a ratio of 2.36 to 1 for the twelve months ending December 31, 2024.

Our available cash balance, as defined by the Credit Facility, was $290.2 million as of December 31, 2014. Our debt-to-equity ratio was 0.47 to 1 as of December 31, 2014. We were also in compliance with the operational EBITDA covenant and the annual capital expenditure covenant as of December 31, 2014.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2014, we had an available cure amount of $7.5 million, though it was not required to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months

Cash and Indebtedness

At December 31, 2014, our total cash equivalents balance was $211.2 million, our total marketable securities balance was $261.1 million, and we had an aggregate of $1,291.4 million of external indebtedness related to borrowings under the Credit Facility.

Cash Flows - Comparison of the Year Ended December 31, 2014 and the Year Ended December 31, 2013

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31 (in millions):

Statement of Cash Flows	2014	2013	Change
Net cash provided by operating activities	$214.9	$183.0	$31.9
Net cash used in investing activities	$(626.3)	$(485.8)	$(140.5)
Net cash provided by financing activities	$438.8	$234.7	$204.1

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 increased by $31.9 million from the prior year. This increase was primarily due to a $28.6 million increase in cash collections from customers primarily due to the increase in total revenue. Also contributing to this increase was a $5.0 million increase in hosted payload customer deposits compared to the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 increased by $140.5 million primarily due to the increase in net purchases of marketable securities by $107.9 million and a $37.5 million increase in capital expenditures related to Iridium NEXT, including payments related to the purchase of equipment and software for our satellite, network and gateway operations.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 increased by $204.1 million primarily due to the receipt of $120.8 million and $98.9 million of net proceeds from the issuance of our Series B Preferred Stock and common stock, respectively, during 2014; no similar proceeds were received in 2013. This increase was partially offset by a $35.2 million decrease in borrowings under the Credit Facility for the year ended December 31, 2014 compared to the prior year.

Effect of exchange rate changes on cash and cash equivalents

The effect of exchange rate changes on cash and cash equivalents was a decrease of $2.6 million for the year ended December 31, 2014. The decrease in the effect on cash held from exchange rate changes is primarily due to the strengthening of the U.S. dollar against the Russian ruble throughout 2014.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 decreased by $152.9 million primarily due to the receipt of $96.5 million of net proceeds from the issuance of our Series A Preferred Stock during 2012; no similar proceeds were received in 2013. In addition, borrowings under the Credit Facility for the year ended December 31, 2013 were $47.2 million less than borrowings for the prior year.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2014 (in millions):

	Less than			More than
Contractual Obligations	1 year	1-3 Years	3-5 years	5 years	Total
Payment obligations:
Thales (1)	$554.2	$302.7	$64.7	$-	$921.6
SpaceX	150.0	150.5	-	-	300.5
Kosmotras (2)	23.0	-	-	-	23.0
Boeing (3)	33.3	-	-	-	33.3
Debt obligations (4)	10.9	12.9	290.6	987.9	1,302.3
Operating lease obligations (5)	3.1	5.7	6.0	6.8	21.6
Uncertain tax positions (6)	0.3	-	-	-	1.2
Unconditional purchase obligations (7)	19.0	0.1	-	-	19.1
Total	$793.8	$471.9	$361.3	$994.7	$2,622.6

(1)	Thales obligations consist of commitments under the FSD for the design and manufacture of satellites for Iridium NEXT. We currently use the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, we expect to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flow, including potential cash flows from hosted payloads and Iridium PRIME.

(2)	Kosmotras obligations consist of remaining payments to purchase one launch under the existing Kosmotras agreement. The Kosmotras agreement, as amended, provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, we exercised an option for one launch to carry the first two Iridium NEXT satellites. If we do not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of December 31, 2014, we had made aggregate payments of $28.8 million to Kosmotras. The option to purchase two dedicated launches expired as of December 31, 2013. We have agreed with Kosmotras to extend the option to purchase the remaining three dedicated launches through a date to be determined.

(3)	In 2014, we elected to make a transition from the O&M Agreement to the Iridium NEXT Support Services Agreement with Boeing. As of January 1, 2015, Boeing supports a hybrid operations mode involving network elements from both the original Iridium system and the Iridium NEXT system. The Boeing obligations represent the not to exceed, or NTE, price for operations and maintenance, or O&M, services for 2015 under our Iridium NEXT Support Services Agreement with Boeing. Boeing is the exclusive provider for the majority of O&M services through the end of the Iridium NEXT useful life, subject to our right to issue work to a third party in accordance with certain provisions in the agreement. Annually, we and Boeing will agree upon the NTE price for each year.

(4)	Debt obligations include amounts drawn under the Credit Facility as of December 31, 2014, which include $1,291.4 million of outstanding debt obligations, $1.3 million of accrued commitment fees on the undrawn portion of the Credit Facility and $9.6 million of accrued interest through December 31, 2014. We have not included future debt obligations or future interest costs in the table because the timing of the payments is unknown and there is a variable component of the interest. We have also excluded future amounts for the commitment fee, which is 0.80% per year on any undrawn portion of the Credit Facility, as the timing of additional borrowings is unknown.

(5)	Operating lease obligations do not include payments to landlords covering real estate taxes, common area maintenance and other charges, as such fees are not determinable based upon the provisions of our lease agreements.

(6)	As of December 31, 2014, we estimated our uncertain tax positions to be $1.2 million, including penalties and interest. We estimate that $0.3 million of our uncertain tax position will expire or be realized within the next 12 months. However, we are unable to reasonably estimate the period of the possible future payments for the remaining balance, and therefore the remaining balance has not been reflected in a specified period.

(7)	Unconditional purchase obligations include our agreement with a supplier for the manufacturing of our devices and various commitments with other vendors that are enforceable, legally binding and have specified terms, including fixed or minimum quantities, minimum or variable price provisions, and a fixed timeline. Unconditional purchase obligations do not include agreements that are cancelable by us without penalty.

The contractual obligations table does not include future payments of dividends on the Series A Preferred Stock or Series B Preferred Stock. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 7.00% per annum of the $100 liquidation preference per share, which is equivalent to an annual rate of $7.00 per share. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 6.75% per annum of the $250 liquidation preference per share, which is equivalent to an annual rate of $16.875 per share. Dividends on both the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year. Neither the Series A Preferred Stock nor the Series B Preferred stock has a stated maturity date. Holders of Series A Preferred Stock and Series B Preferred Stock may convert some or all of their outstanding shares to common stock at the stated conversion rate. On or after October 3, 2017, we may at our option cause some or all of the shares of Series A Preferred Stock to be automatically converted into shares of common stock at the then prevailing conversion rate if specified conditions are satisfied. On or after May 15, 2019, we may, at our option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. We cannot forecast the conversions, if any, of Series A Preferred Stock or Series B Preferred Stock to common stock and thus cannot forecast with certainty the amounts of future dividend payments on outstanding Series A Preferred Stock. As of December 31, 2014, there were 1,000,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock outstanding.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest income earned on our cash, cash equivalent and marketable securities balances is subject to interest rate fluctuations. For the year ended December 31, 2014, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

The fixed price under the FSD with Thales is denominated in U.S. dollars. As a result, we do not bear any foreign currency exchange risk under the FSD.

We entered into the Credit Facility in October 2010 and have borrowed $1,291.4 million under the Credit Facility as of December 31, 2014. A portion of the borrowings under the Credit Facility bears interest at a floating rate equal to the LIBOR plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the year ended December 31, 2014, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by less than $0.1 million for the year.

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

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of December 31, 2014, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iridium Communications Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 26, 2015

Iridium Communications Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$211,249	$186,342
Marketable securities	261,136	76,647
Accounts receivable, net	50,672	54,758
Inventory	28,433	29,532
Deferred income tax assets, net	11,009	9,076
Prepaid expenses and other current assets	10,614	13,203
Total current assets	573,113	369,558
Property and equipment, net	1,971,839	1,575,579
Restricted cash	86,104	81,223
Other assets	7,726	8,909
Intangible assets, net	47,416	57,452
Deferred financing costs	136,444	130,036
Goodwill	87,039	87,039
Total assets	$2,909,681	$2,309,796

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,677	$12,934
Accrued expenses and other current liabilities	38,419	39,209
Interest payable	9,589	7,989
Deferred revenue	36,665	41,367
Total current liabilities	102,350	101,499
Accrued satellite operations and maintenance expense, net of current portion	15,051	16,389
Credit facility	1,291,401	1,039,203
Deferred income tax liabilities, net	245,042	202,825
Deferred revenue, net of current portion	20,689	7,000
Other long-term liabilities	3,284	3,385
Total liabilities	1,677,817	1,370,301

Commitments and contingencies

Stockholders' equity
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized, issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 500 and zero shares authorized, issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 300,000 shares authorized and 93,905 and 76,690 shares issued and outstanding, respectively	94	77
Additional paid-in capital	1,033,176	801,262
Retained earnings	201,514	138,845
Accumulated other comprehensive loss, net of tax	(2,920)	(689)
Total stockholders' equity	1,231,864	939,495
Total liabilities and stockholders' equity	$2,909,681	$2,309,796

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Revenue:
Services	$309,424	$292,092	$273,491
Subscriber equipment	78,152	73,303	93,866
Engineering and support services	20,981	17,254	16,163
Total revenue	408,557	382,649	383,520

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	62,085	59,346	60,937
Cost of subscriber equipment	54,569	52,062	53,285
Research and development	17,587	11,149	15,525
Selling, general and administrative	78,636	75,218	67,589
Depreciation and amortization	72,769	74,980	81,110
Total operating expenses	285,646	272,755	278,446

Operating income	122,911	109,894	105,074

Other income (expense):
Interest income, net	3,640	2,276	1,072
Undrawn credit facility fees	(5,825)	(7,708)	(10,232)
Other income (expense), net	(4,274)	6,003	(896)
Total other income (expense)	(6,459)	571	(10,056)
Income before income taxes	116,452	110,465	95,018
Provision for income taxes	(41,463)	(47,948)	(30,387)
Net income	74,989	62,517	64,631
Series A Preferred Stock dividends	7,000	7,000	1,692
Series B Preferred Stock dividends	5,320	-	-
Net income attributable to common stockholders	$62,669	$55,517	$62,939

Weighted average shares outstanding - basic	88,080	76,909	74,239
Weighted average shares outstanding - diluted	109,400	87,511	78,182
Net income attributable to common stockholders per share - basic	$0.71	$0.72	$0.85
Net income attributable to common stockholders per share - diluted	$0.69	$0.71	$0.83

Comprehensive income:
Net income	$74,989	$62,517	$64,631
Foreign currency translation adjustments, net of tax	(2,325)	(322)	(132)
Unrealized gain (loss) on marketable securities, net of tax	94	(10)	-
Comprehensive income	$72,758	$62,185	$64,499

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Series A		Series B					Accumulated
	Convertible		Convertible				Additional	Other	Accumulated	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2011	-	$-	-	$-	73,205	$73	$681,781	$(225)	$20,389	$702,018
Stock-based compensation	-	-	-	-	-	-	8,150	-	-	8,150
Issuance of Series A Convertible Preferred Stock	1,000	-	-	-	-	-	96,499	-	-	96,499
Stock issued upon exercise of stock warrants	-	-	-	-	1,302	1	9,113	-	-	9,114
Stock issued upon exchange of warrants and related transaction costs	-	-	-	-	1,949	2	(2,075)	-	-	(2,073)
Stock issued in connection with employee stock plan	-	-	-	-	5	-	43	-	-	43
Net income	-	-	-	-	-	-	-	-	64,631	64,631
Dividends on Series A Preferred Stock	-	-	-	-	-	-	-	-	(1,692)	(1,692)
Cumulative translation adjustments	-	-	-	-	-	-	-	(132)	-	(132)
Balance at December 31, 2012	1,000	-	-	-	76,461	76	793,511	(357)	83,328	876,558
Stock-based compensation	-	-	-	-	-	-	7,749	-	-	7,749
Stock issued upon exercise of stock warrants	-	-	-	-	1	-	4	-	-	4
Stock issued in connection with employee stock plan	-	-	-	-	228	1	24	-	-	25
Stock withheld to cover employee taxes	-	-	-	-	-	-	(26)	-	-	(26)
Net income	-	-	-	-	-	-	-	-	62,517	62,517
Dividends on Series A Preferred Stock	-	-	-	-	-	-	-	-	(7,000)	(7,000)
Cumulative translation adjustments	-	-	-	-	-	-	-	(322)	-	(322)
Unrealized loss on marketable securities, net of tax	-	-	-	-	-	-	-	(10)	-	(10)
Balance at December 31, 2013	1,000	-	-	-	76,690	77	801,262	(689)	138,845	939,495
Stock-based compensation	-	-	-	-	-	-	10,860	-	-	10,860
Stock issued in connection with employee stock plan	-	-	-	-	535	1	1,507	-	-	1,508
Stock withheld to cover employee taxes	-	-	-	-	-	-	(87)	-	-	(87)
Issuance of Series B Preferred Stock, net of issuance costs	-	-	500	-	-	-	120,753	-	-	120,753
Issuance of common stock, net of issuance costs	-	-	-	-	16,680	16	98,881	-	-	98,897
Net income	-	-	-	-	-	-	-	-	74,989	74,989
Dividends on Series A Preferred Stock	-	-	-	-	-	-	-	-	(7,000)	(7,000)
Dividends on Series B Preferred Stock	-	-	-	-	-	-	-	-	(5,320)	(5,320)
Cumulative translation adjustments	-	-	-	-	-	-	-	(2,325)	-	(2,325)
Unrealized gain on marketable securities, net of tax	-	-	-	-	-	-	-	94	-	94
Balance at December 31, 2014	1,000	$-	500	$-	93,905	$94	$1,033,176	$(2,920)	$201,514	$1,231,864

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Cash flows from operating activities:
Net income	$74,989	$62,517	$64,631
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income:
Deferred income taxes	40,226	47,095	29,549
Depreciation and amortization	72,769	74,980	81,110
Stock-based compensation	9,601	6,715	7,332
Provision for doubtful accounts	13	(525)	722
Provision for obsolete inventory	931	1,479	-
Loss on equity method investment	4,130	3,332	826
Amortization of premiums on marketable securities	709	546	-
Non-cash foreign currency losses, net	962	-	-
Realized loss on sale of marketable securities	-	82	-
Changes in operating assets and liabilities:
Accounts receivable	3,855	1,901	561
Inventory	251	(4,633)	(11,199)
Prepaid expenses and other current assets	1,520	(7,684)	(200)
Income tax receivable	679	3,617	28
Other assets	(2,926)	(4,328)	364
Accounts payable	(2,636)	(5,603)	464
Accrued expenses and other current liabilities	634	9,694	(6,400)
Deferred revenue	10,603	5,612	7,310
Accrued satellite and network operation expense, net of current portion	(1,338)	(1,338)	(1,338)
Other long-term liabilities	(100)	(10,411)	263
Net cash provided by operating activities	214,872	183,048	174,023

Cash flows from investing activities:
Capital expenditures	(441,065)	(403,547)	(441,654)
Purchases of marketable securities	(275,819)	(126,408)	-
Sales and maturities of marketable securities	90,630	49,119	-
Investment in equity method affiliate	-	(5,000)	(1,888)
Net cash used in investing activities	(626,254)	(485,836)	(443,542)

Cash flows from financing activities:
Borrowings under the Credit Facility	252,198	287,416	334,654
Payment of deferred financing fees	(17,580)	(18,716)	(22,168)
Restricted cash deposits	(15,889)	(26,990)	(27,079)
Releases from restricted cash	11,009	-	-
Proceeds from exercise of warrants	-	3	9,114
Proceeds from exercise of stock options	1,508	25	43
Tax payment upon settlement of stock awards	(83)	(26)	-
Payment of warrant exchange transaction costs	-	-	(2,073)
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	-	-	96,499
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	120,753	-	-
Proceeds from issuance of common stock, net of issuance costs	98,897	-	-
Payment of Series A Preferred Stock dividends	(7,000)	(7,000)	(1,419)
Payment of Series B Preferred Stock dividends	(4,969)	-	-
Net cash provided by financing activities	438,844	234,712	387,571

Effect of exchange rate changes on cash and cash equivalents	(2,555)	-	-

Net increase (decrease) in cash and cash equivalents	24,907	(68,076)	118,052
Cash and cash equivalents, beginning of period	186,342	254,418	136,366
Cash and cash equivalents, end of period	$211,249	$186,342	$254,418

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Cash Flows, continued

(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Supplemental cash flow information:
Interest paid	$15,009	$11,255	$6,971
Income taxes paid (refunded), net	$184	$(2,920)	$348

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$16,566	$10,690	$3,516
Interest capitalized but not paid	$9,589	$7,989	$5,359
Capitalized paid-in-kind interest	$34,147	$25,715	$16,059
Capitalized amortization of deferred financing costs	$11,174	$12,475	$3,896
Capitalized stock-based compensation	$1,259	$1,034	$819
Contribution of fixed assets to equity method investment	$-	$-	$1,353

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292	$273
Dividends accrued on Series B Preferred Stock	$351	$-	$-

See notes to consolidated financial statements

Iridium Communications Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The Company has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All intercompany transactions and balances have been eliminated.

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

Fair Value Measurements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, marketable securities, prepaid expenses and other current assets, accounts receivable, accounts payable and accrued expenses and other current liabilities. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. The fair value hierarchy consists of the following tiers:

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

The carrying values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities) approximate their fair values because of their short-term nature. The fair value of the Company’s investments in money market funds approximates its carrying value; such instruments are classified as Level 1 and are included in cash and cash equivalents on the accompanying consolidated balance sheets. The fair value of the Company’s investments in commercial paper and short-term U.S. agency securities with original maturities of less than ninety days approximates their carrying value; such instruments are classified as Level 2 and are included in cash and cash equivalents on the accompanying consolidated balance sheets.

The fair value of the Company’s investments in fixed-income debt securities and commercial paper with original maturities of greater than ninety days are obtained using similar investments traded on active securities exchanges and are classified as Level 2 and are included in marketable securities on the accompanying consolidated balance sheets. For fixed income securities that do not have quoted prices in active markets, the Company uses third-party vendors to price its debt securities resulting in classification as Level 2.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. These investments, along with cash deposited in institutional money market funds, regular interest bearing depository accounts and non-interest bearing depository accounts, are classified as cash and cash equivalents on the accompanying consolidated balance sheets. The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”). As of December 31, 2014 and 2013, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $86.1 million and $81.2 million, respectively. For further discussion on the cash reserve for debt service related to the Credit Facility, see the Commitments and Contingencies footnote below.

Marketable Securities

Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets on the accompanying consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the years ended December 31, 2014 and 2013. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that the decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was $0.9 million and $0.5 million as of December 31, 2014 and 2013, respectively.

Foreign Currencies

The functional currency of the Company’s foreign consolidated subsidiaries is the local currency. Assets and liabilities of its foreign subsidiaries are translated to U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are classified as other income (expense), net in the accompanying consolidated statements of operations and comprehensive income.

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

As of December 31, 2014 and 2013, the Company had deferred approximately $136.4 million and $130.0 million, respectively, of direct and incremental financing costs, net of amortization, associated with securing debt financing for Iridium NEXT, the Company’s next-generation satellite constellation.

Capitalized Interest

Interest costs associated with financing the Company’s assets during the construction period of Iridium NEXT have been capitalized. Capitalized interest and interest expense were as follows:

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Capitalized interest	$62,019	$52,136	$29,305
Interest expense	954	583	114
Total interest	$62,973	$52,719	$29,419

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment to third-party manufacturers and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead (including payroll and payroll-related costs of employees directly involved in bringing inventory to its existing condition, and freight). Inventories are valued using the average cost method and are carried at the lower of cost or market. Accordingly, the Company recorded a $0.9 million and $1.5 million expense included within cost of subscriber equipment for excess and obsolete inventory primarily related to Iridium 9505 handset accessories for the years ended December 31, 2014 and 2013, respectively. No similar charge was incurred during 2012.

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

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the consolidated statements of operations and comprehensive income in a manner consistent with the classification of the recipient’s compensation. The expected vesting of the Company’s performance-based RSUs is based upon the likelihood that the Company achieves the defined performance goals. The level of achievement of performance goals, if any, is determined by the compensation committee. Stock-based awards to non-employee consultants are expensed at their fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Classification of stock-based compensation for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
	(In thousands)
Property and equipment, net	$1,176	$991
Inventory	83	43
Cost of subscriber equipment	152	32
Cost of services (exclusive of depreciation and amortization)	824	550
Research and development	312	132
Selling, general and administrative	8,313	6,001
Total stock-based compensation	$10,860	$7,749

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Satellites	15-18 years
Ground system	5-7 years
Equipment	3-5 years
Internally developed software and purchased software	3-7 years
Building	39 years
Building improvements	5-39 years
Leasehold improvements	shorter of useful life or remaining lease term

The estimated useful lives of the Company’s current constellation of satellites reflect the remaining period of expected use for each satellite. Satellites are depreciated on a straight-line basis through the date they will be replaced by Iridium NEXT satellites. Based on the current launch schedule, the Company expects Iridium NEXT satellites to begin deployment in the second half of 2015, with the final launch expected to occur in 2017.

The Company calculates depreciation expense using the straight-line method and evaluates the appropriateness of the useful life used in this calculation on a quarterly basis or as events occur that require additional assessment. During 2012, the Company updated its analysis of the current satellite constellation’s health and remaining useful life. Based on the results of this analysis, the Company estimated that its current constellation of satellites would be operational for longer than previously expected. As a result, the estimated useful life of the current constellation was extended and was consistent with the expected deployment of Iridium NEXT. In September 2014, the Company further updated its analysis of the current satellites’ remaining useful lives based on the refinement of the launch schedule and deployment plan for Iridium NEXT. As a result, the estimated useful lives of the satellites within the current constellation have been extended and are consistent with the expected deployment of Iridium NEXT. These changes in estimated useful life resulted in a decrease in depreciation expense compared to the prior year. The change in accounting estimate reduced depreciation expense in 2014 and 2012 by $3.8 million and $19.6 million, respectively. For the year ended December 31, 2014, the reduction in depreciation expense increased each of basic and diluted net income per share by $0.03 and $0.02, respectively. For the year ended December 31, 2012, the reduction in depreciation expense increased basic and diluted net income per share by $0.17 and $0.16, respectively.

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

During the period covered by this report, the Company lost communication with four of its in-orbit satellites, one in 2012 and three in 2014. As a result, impairment charges of $2.0 million and $2.2 million were recorded within depreciation expense during 2012 and 2014, respectively. The Company had in-orbit spare satellites available to replace the lost satellites. No similar satellite loss occurred during 2013. The Company does not believe the loss of these satellites is an indicator of impairment of the remaining individual satellites or the constellation as of December 31, 2014.

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

The Company operates in a single reporting unit, and the possibility of impairment is assessed by comparing the carrying amount of the reporting unit to its estimated fair value. The Company determines the estimated fair value of the reporting unit based on a combination of the market approach using comparable public companies (guideline company method) and the income approach using discounted cash flows. These valuation techniques involve the use of estimates and assumptions.

The most recent annual assessment of goodwill and indefinite-lived assets was performed on October 1, 2014 (the “2014 Analysis”). The key assumptions used in the 2014 Analysis included: (i) cash flow projections through 2025, which include assumptions relative to forecasted service revenue, equipment revenue, engineering and support service revenue, hosted payload revenue, operating expenses and Iridium NEXT capital expenditures; (ii) a discount rate of 12.0% applied to the cash flow projections, which was based on the weighted average cost of capital adjusted for the risks associated for the business; (iii) selection of comparable companies used in the market approach; (iv) assumptions in weighting the results of the income approach and the market approach valuation techniques; and (v) expected distributions from Aireon. Based on the results of the first step of the 2014 Analysis, the estimated fair value of the reporting unit exceeded the carrying value. As such, the second step of the goodwill impairment test was not required and no impairment charge was recorded during the period. In future periods, if actual results are not consistent with our estimates and assumptions, the Company may be exposed to impairment losses that could be material to our results of operations.

Intangible Assets Not Subject to Amortization

A portion of the Company’s intangible assets are spectrum, regulatory authorizations, and trade names, which are indefinite-lived intangible assets. The Company reevaluates the useful life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company tests its indefinite-lived intangible assets for potential impairment annually in the fourth quarter or more frequently if indicators of impairment exist. If the fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized. Based on the results of the 2014 Analysis, the fair value of the indefinite-lived intangible assets was greater than the carrying value. As such, no impairment charge was recorded during the period.

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

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”), and Motorola Solutions, Inc. (“Motorola Solutions”) has the right to require the de-orbit of the Company’s satellite constellation. One such right the U.S. government holds is to require the Company to de-orbit the satellite constellation if more than four satellites have insufficient fuel to execute a 12-month de-orbit, as is currently the case. In the event the Company was required to effect a mass de-orbit, pursuant to the amended and restated operations and maintenance agreement (the “O&M Agreement”) by and between the Company and Boeing, the Company would be required to pay Boeing $18.0 million, plus an amount equivalent to the premium for mass de-orbit insurance coverage ($2.5 million as of December 31, 2014). The Company has concluded that each of the foregoing de-orbit rights meets the definition of an asset retirement obligation. However, the Company currently does not believe the U.S. government, Boeing or Motorola Solutions will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote and has recorded an asset retirement obligation with respect to the potential mass de-orbit of approximately $0.2 million at December 31, 2014, which is included in other long-term liabilities on the accompanying consolidated balance sheet.

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

Contracts with multiple elements

At times, the Company sells services and equipment through multi-element arrangements that bundle equipment, airtime and other services. For multi-element revenue arrangements when the Company sells services and equipment in bundled arrangements and determines that it has separate units of accounting, the Company allocates the bundled contract price among the various contract deliverables based on each deliverable’s relative selling price. The selling price used for each deliverable is based on vendor-specific objective evidence when available, third-party evidence when vendor-specific objective evidence is not available, or the estimated selling price when neither vendor-specific evidence nor third party evidence is available. The Company determines vendor-specific objective evidence of selling price by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. The Company’s determination of best estimate of selling price is consistent with its determination of vendor-specific objective evidence of selling price and the Company assesses qualitative and quantitative market factors and entity-specific factors when estimating the selling price. When the Company determines the elements are not separate units of accounting, the Company recognizes revenue on a combined basis as the last element is delivered.

Service revenue sold on a stand-alone basis

Service revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized ratably over the period in which the services are provided to the end user. The Company sells prepaid services in the form of e-vouchers and prepaid cards. A liability is established equal to the cash paid upon purchase for the e-voucher or prepaid card. The Company recognizes revenue from the prepaid services upon the use of the e-voucher or prepaid card by the customer or upon the expiration of the right to access the prepaid service. In September 2012, the Company communicated a new expiration policy with respect to prepaid e-vouchers, effective December 2013. While the terms of prepaid e-vouchers can be extended by the purchase of additional e-vouchers, prepaid e-vouchers may not be extended beyond the new limits of three or four years, dependent on the initial expiry period when purchased. The Company does not offer refunds for unused prepaid services.

Subscriber equipment sold on a stand-alone basis

The Company recognizes subscriber equipment sales and the related costs when title to the equipment (and the risks and rewards of ownership) passes to the customer, typically upon shipment.

Services sold to the U.S. government

The Company provides airtime and airtime support to U.S. government and other authorized customers pursuant to the Enhanced Mobile Satellite Services (“EMSS”) contract managed by the Defense Information Systems Agency (“DISA”). The EMSS contract, entered into in April 2008, provided for a one-year base term and four additional one-year options which were exercised at the election of the U.S. government. Under the terms of this contract, the Company provided airtime to U.S. government subscribers through (i) fixed monthly fees on a per-user basis for unlimited voice services, (ii) fixed monthly fees per user for unlimited paging services, (iii) a tiered pricing plan (based on usage) per device for data services, (iv) fixed monthly fees on a per-user basis for unlimited beyond-line-of-sight push-to-talk voice services to user-defined groups (“Netted Iridium”), and (v) a monthly fee for active user-defined groups using Netted Iridium. Revenue related to these services was recognized ratably over the periods in which the services were provided, and the related costs were expensed as incurred. After the exercise of all available optional contract extensions, the EMSS contract as signed in April 2008 expired in October 2013.

Effective October 22, 2013, the Company executed a new five-year EMSS contract. Under the terms of this new agreement, authorized customers continue to utilize airtime services, provided through the U.S. Department of Defense’s (“DoD”) dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast and Netted Iridium services for an unlimited number of DoD and other federal subscribers. The fixed-price rates in each of the five contract years, which run from October 22 through the following October 21 of each year, are $64 million and $72 million in years one and two, respectively, and $88 million in each of the years three through five. Under this contract, revenue is based on the annual fee for the fixed-price contract with unlimited subscribers, and is recognized on a straight-line basis over each contractual year.

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

Other government and commercial engineering and support services

The Company also provides engineering services to assist customers in developing new technologies for use on the Company’s satellite system. The revenue associated with these services is recorded when the services are rendered, typically on a partial performance method of accounting based on the Company’s estimate of total costs expected to complete the contract, and the related costs are expensed as incurred. Revenue on cost-plus-fixed-fee contracts is recognized to the extent of estimated costs incurred plus the applicable fees earned. The Company considers fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. The portion of revenue on research and development arrangements that is contingent upon the achievement of substantive milestone events is recognized in the period in which the milestone is achieved.

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying consolidated statements of operations and comprehensive income. The Company experienced a $5.3 million decrease in its warranty provision for the year ended December 31, 2014 compared to the prior year. This decrease is primarily the result of fewer expected returns for the Iridium Pilot® sold in 2014 and decreased average repair costs, partially offset by $1.8 million in warranty-related initiatives for the Iridium OpenPort models sold in prior years.

Changes in the warranty reserve for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
	(In thousands)
Balance at beginning of the period	$8,853	$4,050
Provision	6,390	11,690
Utilization	(7,862)	(6,887)
Balance at end of the period	$7,381	$8,853

Research and Development

Research and development costs are charged to expense in the period in which they are incurred.

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $0.5 million for the years ended 2014, 2013 and 2012.

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

3. Cash and Cash Equivalents and Marketable Securities

Cash and Cash Equivalents

The following table summarizes the Company’s cash and cash equivalents as of December 31, 2014 and 2013:

			Recurring Fair
	2014	2013	Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$86,792	$86,074
Money market funds	105,497	88,769	Level 1
Commercial paper	18,960	11,499	Level 2
Total Cash and cash equivalents	$211,249	$186,342

Marketable Securities

The following table summarizes the Company’s marketable securities as of December 31, 2014 and 2013:

	As of December 31, 2014
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$168,960	$397	$(314)	$169,043	Level 2
Commercial paper	78,915	-	-	78,915	Level 2
U.S. Treasury Notes	13,127	53	(2)	13,178	Level 2
Total Marketable Securities	$261,002	$450	$(316)	$261,136

	As of December 31, 2013
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$57,048	$45	$(61)	$57,032	Level 2
Commercial paper	19,615	-	-	19,615	Level 2
Total Marketable Securities	$76,663	$45	$(61)	$76,647

The following table presents the contractual maturities of the fixed income debt securities, commercial paper and U.S. treasury notes held as of December 31, 2014 and 2013:

	As of December 31, 2014		As of December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Mature within one year	$177,011	$177,145	$25,527	$25,527
Mature after one year and within three years	83,991	83,991	51,136	51,120
Total	$261,002	$261,136	$76,663	$76,647

The increase in marketable securities from December 31, 2013 to December 31, 2014 is due to the investment of proceeds from the sale of the Company’s common stock and 6.75% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”). For further discussion of the Company’s equity transactions, see the Equity Transactions and Instruments footnote below.

4. Equity Transactions and Instruments

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

$11.50 Warrants

On September 29, 2009, in connection with the Company’s acquisition of Iridium Holdings LLC, holders of approximately 14.4 million $7.00 Warrants exchanged their existing warrants for new warrants to purchase the Company’s common stock at an exercise price of $11.50 per share (the “$11.50 Warrants”). Each $11.50 Warrant entitled the holder to purchase from the Company one share of common stock at a price of $11.50 per share. As of December 31, 2014, 277,021 of the $11.50 Warrants were outstanding. On February 14, 2015, the remaining 277,021 outstanding and unexercised $11.50 Warrants expired in accordance with their terms.

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of December 31, 2014.

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

In 2014 and 2013, the Company paid $7.0 million in cash dividends to the holders of Series A Preferred Stock. As of December 31, 2014, the Company has accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

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

Series B Cumulative Perpetual Convertible Preferred Stock

In May 2014, the Company issued 500,000 shares of its Series B Preferred Stock in an underwritten public offering at a price to the public of $250 per share. The purchase price received by the Company, equal to $242.50 per share, reflected an underwriting discount of $7.50 per share. The Company received proceeds of $120.8 million from the sale of the Series B Preferred Stock, net of the $3.8 million underwriting discount and $0.4 million of offering costs.

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

During 2014, the Company paid cash dividends of $5.0 million to the holders of Series B Preferred Stock. As of December 31, 2014, the Company has accrued $0.4 million in cash dividends for the holders of the Series B Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

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

Underwritten Public Offering

Concurrently with its public offering of Series B Preferred Stock in May 2014, the Company issued 8,483,608 shares of its common stock in an underwritten public offering, including 1,106,558 shares upon the underwriters’ exercise of their overallotment option in full, at a price to the public of $6.10 per share. The Company received proceeds of $49.0 million, net of $2.6 million of underwriting discount and $0.2 million of offering costs.

The net proceeds of these common stock offerings and the Series B Preferred Stock offering are being used to partially fund the construction and deployment of Iridium NEXT and for other general corporate purposes.

5. Debt

Credit Facility

In October 2010, the Company entered into the $1.8 billion Credit Facility with a syndicate of bank lenders (the “Lenders”). The Credit Facility was subsequently amended and restated in August 2012. In May 2014, the Company entered into a supplemental agreement (the “Supplemental Agreement”) with the Lenders under the Credit Facility to further amend and restate the Credit Facility. Ninety-five percent of the Company’s obligations under the Credit Facility are insured by Compagnie Française d’Assurance pour le Commerce Extérieur (“COFACE”), the French export credit agency. The Credit Facility is comprised of two tranches, with draws and repayments applied pro rata in respect of each tranche:

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

For the years ended December 31, 2014, 2013 and 2012, the Company incurred total interest of $50.8 million, $39.6 million and $25.5 million, respectively, of which $35.3 million, $27.5 million and $17.8 million, respectively, is payable via a deemed loan and the remainder is payable in cash on the scheduled semi-annual payment dates.

In connection with each draw it makes under the Credit Facility, the Company also borrows an amount equal to 6.49% of such draw to cover the premium for the COFACE insurance policy. The Company also pays a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility.

Funds drawn under the Credit Facility will be used to pay for (i) 85% of the costs under a fixed price full scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and manufacture of satellites for Iridium NEXT until the Credit Facility is fully drawn (ii) the premium for the COFACE policy, and (iii) the payment of a portion of interest during a part of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, interest will be paid on the same date as the principal repayments. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the assets. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The following table presents interest activity for the Credit Facility for the years ended December 31, 2014 and 2013 payable via cash or deemed loan:

	2014
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$2,446	$5,543	$7,989
Interest incurred	15,499	35,257	50,756
Interest payments	(15,009)	(34,147)	(49,156)
Ending interest payable	$2,936	$6,653	$9,589

	2013
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$1,630	$3,735	$5,365
Interest incurred	12,071	27,523	39,594
Interest payments	(11,255)	(25,715)	(36,970)
Ending interest payable	$2,446	$5,543	$7,989

As of December 31, 2014, the Company had borrowed a total of $1,291.4 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2014 was $508.6 million. Under the terms of the Credit Facility, the Company is required to maintain a minimum cash reserve for debt service of $86.0 million as of December 31, 2014, which is classified as restricted cash on the accompanying consolidated balance sheet. The Company recognized the semi-annual commitment fee on the undrawn portion of the Credit Facility of $5.8 million, $7.7 million and $10.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Credit Facility will mature seven years after the start of the repayment period. In addition, the Company is required to maintain minimum debt service reserve levels, which are estimated as follows:

At December 31,	Amount
(in millions)
2015	$91
2016	113
2017	189

These levels may be higher once the Company begins repayment under the Credit Facility. Obligations under the Credit Facility are secured on a senior basis by a lien on substantially all of the Company’s assets. In addition to the minimum debt service reserve levels, financial covenants under the Credit Facility include:

•	an available cash balance of at least $25 million;

•	a debt-to-equity ratio, which is calculated as the ratio of total net debt to the aggregate of total net debt and total stockholders’ equity, of no more than 0.7 to 1, measured each June 30 and December 31;

•	specified maximum levels of annual capital expenditures (excluding expenditures on the construction of Iridium NEXT satellites) through the year ending December 31, 2024;

•	specified minimum levels of consolidated operational earnings before interest, taxes, depreciation and amortization, or operational EBITDA, for the 12-month periods ending each December 31 and June 30 through December 31, 2017;

•	specified minimum cumulative cash flow requirements from customers who have hosted payloads on our satellites, measured each December 31 and June 30, from June 30, 2016 through December 31, 2017;

•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5; and

•	specified maximum leverage levels during the repayment period that decline from a ratio of 4.73 to 1 for the twelve months ending June 30, 2018 to a ratio of 2.36 to 1 for the twelve months ending December 31, 2024.

The Company’s available cash balance, as defined by the Credit Facility, was $290.2 million as of December 31, 2014. The Company’s debt-to-equity ratio was 0.47 to 1 as of December 31, 2014. The Company was in compliance with the operational EBITDA covenant and the annual capital expenditure covenant as of December 31, 2014.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which the Company refers to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which the Company’s capital expenditures exceed, or the Company’s operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, the Company would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2014, the Company had an available cure amount of $7.5 million, though it was not required to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and the Company expects that it will continue to do so.

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

The Supplemental Agreement includes revised financial covenant levels. The Supplemental Agreement also delays, until 2017, a portion of the contributions that the Company had been scheduled to make during 2014, 2015 and 2016 to the debt service reserve account that the Company is required to maintain under the Credit Facility. The Supplemental Agreement delays $22 million of the Company’s 2014 contributions, $22 million of the Company’s 2015 contributions and $32 million of the Company’s 2016 contributions, for a total of $76 million. As of March 31, 2014, prior to the execution of the Supplemental Agreement, the minimum required cash reserve balance was $94.5 million. As of June 30, 2014 after the execution of the Supplemental Agreement, the minimum required cash reserve balance was reduced to $83.5 million. As a result of this reduction, $11.0 million was released from restricted cash to the Company during the three months ended June 30, 2014. In accordance with the Supplemental Agreement, as of December 31, 2014, the minimum cash reserve for debt service was $86.0 million and was maintained and classified as restricted cash on the accompanying consolidated balance sheet.

The Company believes that liquidity sources will provide sufficient funds for the Company to meet its liquidity requirements for at least the next twelve months.

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

The O&M Agreement incorporates a de-orbit plan, which, if exercised, would cost approximately $18.0 million plus an amount equivalent to the premium of the mass de-orbit insurance coverage to be paid to Boeing in the event of a mass de-orbit of the satellite constellation. On July 21, 2010, the Company and Boeing entered into an agreement pursuant to which Boeing will operate and maintain Iridium NEXT (the “Iridium NEXT Support Services Agreement”). Boeing will provide these services on a time-and-materials fee basis. The term of the NEXT Support Services Agreement runs concurrently with the estimated useful life of the Iridium NEXT constellation. The Company is entitled to terminate the agreement for convenience and without cause commencing in 2019.

As of January 1, 2015, Boeing supports a hybrid operations mode involving network elements from both the original Iridium system and the Iridium NEXT system. Obligations to Boeing represent the not to exceed (the “NTE) price for O&M services for 2015 under the Company’s Iridium NEXT Support Services Agreement with Boeing. Boeing is the exclusive provider for the majority of O&M services through the end of the Iridium NEXT useful life, subject to the Company’s right to issue work to a third party in accordance with certain provisions in the agreement. Annually, the Company and Boeing will agree upon the NTE price for each year.

The Company incurred expenses of $30.7 million, $30.1 million and $31.9 million relating to satellite operations and maintenance costs for the years ended December 31, 2014, 2013 and 2012, respectively, included in cost of services (exclusive of depreciation and amortization) in the consolidated statements of operations and comprehensive income.

7. Property and Equipment

Property and equipment consisted of the following at December 31:

	2014	2013
	(In thousands)
Satellite system	$323,607	$337,677
Ground system	41,365	41,247
Equipment	26,961	25,019
Internally developed software and purchased software	95,406	68,141
Building and leasehold improvements	29,980	28,063
	517,319	500,147
Less: accumulated depreciation	(339,155)	(296,716)
	178,164	203,431
Land	8,037	8,037
Construction in process:
Iridium NEXT systems under construction	1,755,974	1,341,148
Other construction in process	29,664	22,963
Total property and equipment, net of accumulated depreciation	$1,971,839	$1,575,579

Other construction in process consisted of the following at December 31:

	2014	2013
	(In thousands)
Internally developed software	$20,779	$17,582
Equipment	859	3,684
Ground system	7,862	1,177
Building and leasehold improvements	164	520
Total other construction in process	$29,664	$22,963

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $62.7 million, $62.0 million and $68.1 million, respectively.

8. Intangible Assets

The Company has identifiable intangible assets as follows:

	December 31, 2014
	Useful	Gross	Accumulated	Net
	Lives	Carrying Value	Amortization	Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$-	$21,195
Spectrum and licenses	Indefinite	14,030	-	14,030
Total		35,225	-	35,225
Definite life intangible assets:
Customer relationships - government	5 years	20,355	(20,355)	-
Customer relationships - commercial	5 years	33,052	(33,052)	-
Core developed technology	5 years	4,842	(4,842)	-
Intellectual property	16.5 years (1)	16,439	(4,248)	12,191
Software	5 years	2,025	(2,025)	-
Total		76,713	(64,522)	12,191
Total intangible assets		$111,938	$(64,522)	$47,416

	December 31, 2013
	Useful	Gross	Accumulated	Net
	Lives	Carrying Value	Amortization	Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$-	$21,195
Spectrum and licenses	Indefinite	14,030	-	14,030
Total		35,225	-	35,225
Definite life intangible assets:
Customer relationships - government	5 years	20,355	(17,301)	3,054
Customer relationships - commercial	5 years	33,052	(28,094)	4,958
Core developed technology	5 years	4,842	(4,116)	726
Intellectual property	16.5 years (1)	16,439	(3,253)	13,186
Software	5 years	2,025	(1,722)	303
Total		76,713	(54,486)	22,227
Total intangible assets		$111,938	$(54,486)	$57,452

(1)	Intellectual property is amortized over the estimated useful life of the existing satellite systems and Iridium NEXT, which averages to 16.5 years.

The weighted average amortization period of intangible assets is 7.5 years. Amortization expense was $10.0 million for the year ended December 31, 2014 and $13.0 million for each of the years ended December 31, 2013 and 2012.

Future amortization expense with respect to intangible assets existing at December 31, 2014, by year and in the aggregate, is as follows:

Year ending December 31,	Amount
(In thousands)
2015	$995
2016	995
2017	995
2018	995
2019	995
Thereafter	7,216
Total estimated future amortization expense	$12,191

9. Commitments and Contingencies

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT, the Company’s next-generation satellite constellation. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend into the first quarter of 2018. As of December 31, 2014, the Company had made aggregate payments of $1,331.1 million to Thales, of which $1,129.8 million were from borrowings under the Credit Facility, and which were capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheet. The Company’s obligations to Thales that are currently scheduled for the years ending December 31, 2015, 2016, 2017 and 2018, are in the amounts of $554.2 million, $136.0 million, $166.7 million and $64.7 million, respectively. The Company currently uses the Credit Facility to pay 85% of each invoice received from Thales under the FSD, with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, the Company expects to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flow, including potential cash flows from hosted payloads and Iridium PRIME.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches is $453.1 million. As of December 31, 2014, the Company had made aggregate payments of $152.6 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheet. In addition, the Company made a $3.0 million refundable deposit to SpaceX in the first quarter of 2014 for the reservation of additional future launches, which is not included in the total contract price. The Company's obligations to SpaceX under the SpaceX Amendment that are currently scheduled for the years ending December 31, 2015, 2016 and 2017 are in the amounts of $150.0 million, $126.0 million and $24.5 million, respectively.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement originally provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, the Company exercised an option for one launch to carry the first two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of December 31, 2014, the Company had made aggregate payments of $28.8 million to Kosmotras, which were capitalized within property and equipment, net in the accompanying consolidated balance sheet. The option to purchase two dedicated launches expired as of December 31, 2013. The Company has agreed with Kosmotras to extend the option to purchase the remaining three dedicated launches through a date to be determined. The Company’s obligation to Kosmotras for the single launch purchased under the Kosmotras Agreement for the year ending December 31, 2015 is $23.0 million.

Supplier Purchase Commitments

The Company has a manufacturing agreement with two suppliers to manufacture subscriber equipment, one of which contains minimum monthly purchase requirements. The Company’s purchases have exceeded the monthly minimum requirement since inception. Pursuant to the agreement, the Company may be required to purchase certain materials if the materials are not used in production within the periods specified in the agreement. The supplier will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of December 31, 2014 and 2013, the Company had $1.7 million and $2.4 million, respectively, of such materials and the amounts were included in inventory on the accompanying consolidated balance sheets.

As of December 31, 2014, unconditional purchase obligations were $52.4 million, which include the Company’s commitments with Boeing. The Boeing obligations represent the not to exceed (NTE) price for operations and maintenance (O&M) services for 2015 under the Company’s Iridium NEXT Support Services Agreement with Boeing. Boeing is the exclusive provider for the majority of O&M services through the end of the Iridium NEXT useful life subject to the Company’s right to issue work to a third party in accordance with certain provisions in the agreement. Annually, Boeing and the Company will agree upon the NTE price for that year.

Unconditional purchase obligations scheduled for the years ending December 31, 2015 and 2016 are in the amounts of $52.3 million and $0.1 million, respectively.

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

The current policy has a renewable one-year term, which is scheduled to expire on December 8, 2015. The policy coverage is separated into Sections A, B, and C.

Section A coverage is currently in effect and covers product liability over Motorola’s position as manufacturer of the satellites. Liability limits for claims under Section A are $1.0 billion per occurrence and in the aggregate. There is no deductible for claims.

Section B coverage is currently in effect and covers risks in connection with in-orbit satellites. Liability limits for claims under Section B are $500 million per occurrence and in the aggregate for space vehicle liability and $500 million and $1.0 billion per occurrence and in the aggregate, respectively, with respect to de-orbiting. The balance of the unamortized premium payment for Sections A and B coverage as of December 31, 2014 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The deductible for claims under Section B is $250,000 per occurrence.

Section C coverage is effective once requested by the Company (the “Attachment Date”) and covers risks in connection with a decommissioning of the satellite system. Liability limits for claims under Section C are $500 million and $1.0 billion per occurrence and in the aggregate, respectively. The term of the coverage under Section C is 12 months from the Attachment Date. The premium for Section C coverage is $2.5 million and is payable on or before the Attachment Date. As of December 31, 2014, the Company had not requested Section C coverage since no decommissioning activities are currently anticipated. The deductible for claims under Section C is $250,000 per occurrence.

Operating Leases

The Company leases land, office space, and office and computer equipment under noncancelable operating lease agreements. Most of the leases contain renewal options of 1 to 10 years. The Company’s obligations under the current terms of these leases extend through 2024.

Additionally, several of the Company’s leases contain clauses for rent escalation including, but not limited to, a pro-rata share of increased operating and real estate tax expenses. Rent expense is recognized on a straight-line basis over the lease term. The Company leases facilities located in Chandler, Arizona; Tempe, Arizona; McLean, Virginia; Canada; Russia; and Norway. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases at December 31, 2014, are as follows:

Operating
Year ending December 31,	Leases
(In thousands)
2015	$3,051
2016	2,782
2017	2,890
2018	2,972
2019	3,055
Thereafter	6,814
Total	$21,564

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $3.3 million, $3.2 million and $3.2 million, respectively.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. On October 7, 2014, Kappa Digital, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas - Marshall Division. In this action, Kappa Digital alleges that the Company’s products, services and/or systems infringe on Kappa’s U.S. Patent entitled “Method And System For A Wireless Digital Message Service.” Kappa Digital is seeking a judgment that the Company has infringed on its patent and is seeking a permanent injunction enjoining the Company from further infringement, as well as damages, costs, expenses, interest and attorneys’ fees. On February 25, 2015, the parties filed a joint motion to dismiss the case without prejudice, which the Company expects to be granted. Kappa Digital would retain the right to file a new complaint with the same allegations. Given the early stage of this matter, the Company cannot provide a reasonable estimate of the possibility of loss, or of any potential amount of loss, at this time.

The Company is not aware of any other actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

10. Stock-Based Compensation

During 2012, the Company’s stockholders approved a stock incentive plan (the “2012 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of December 31, 2014, 13,416,019 shares of common stock were authorized for issuance as awards under the 2012 Stock Incentive Plan.

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

Assumptions used in determining the fair value of the Company’s options were as follows:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	41% - 43%	41% - 42%	42% - 45%
Expected term (years)	5.25 - 10.00	3.00 - 6.25	5.50 - 6.25
Expected dividends	0%	0%	0%
Risk free interest rate	1.10% - 2.35%	0.58% - 1.93%	0.78% - 1.17%

During 2014, the Company granted approximately 987,000 and 45,000 stock options to its employees and non-employee consultants, respectively. The estimated aggregate grant-date fair values of the stock options granted to employees and non-employee consultants during 2014 was $3.0 million and $0.2 million, respectively.

In January 2014, certain members of the Company’s board of directors elected to receive a portion of their 2014 annual compensation in the form of stock options in an aggregate amount of approximately 112,000 stock options. These options were granted in January 2014 and vested through the end of 2014, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of these options granted to directors in January 2014 was $0.3 million. In July 2014, a new member of the Company’s board of directors elected to receive a portion of his 2014 annual compensation in the form of stock options, in an aggregate amount of approximately 20,000 stock options which vested through the end of 2014, with 33% vesting immediately upon grant and 33% and 34% vesting on September 30, 2014 and December 31, 2014, respectively. The estimated aggregate grant date fair value of these stock options granted in July 2014 was $0.1 million.

A summary of the activity of the Company’s stock options as of December 31, 2014 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value
	(In thousands, except years and per share data)
Options outstanding at January 1, 2014	6,183	$7.89
Granted	1,163	$6.85
Cancelled or expired	(414)	$8.36
Exercised	(189)	$7.98
Forfeited	(72)	$7.11
Options outstanding at December 31, 2014	6,671	$7.68	6.90	$13,783
Options vested and exercisable at December 31, 2014	4,626	$8.05	6.21	$7,856
Options exercisable and expected to vest at December 31, 2014	6,634	$7.69	6.84	$13,674

The Company recognized $4.3 million, $6.0 million and $6.0 million of stock-based compensation expense related to stock options in the years ended December 31, 2014, 2013 and 2012, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $2.97, $2.60 and $3.31 per share, respectively.

As of December 31, 2014, the total unrecognized cost related to non-vested options was approximately $5.1 million. This cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of the shares vested during the years ended December 31, 2014, 2013 and 2012 was approximately $4.6 million, $6.3 million and $6.7 million, respectively.

Restricted Stock Unit Awards

In 2014, the Company granted approximately 786,000 service-based RSUs to its employees. Employee service-based RSUs generally vest over a four-year service period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. In addition, the Company granted performance-based RSUs to its employees in 2014. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. In March 2014, the Company awarded approximately 207,000 performance-based RSUs to the Company’s executives (the “March 2014 RSUs”). Vesting of these March 2014 RSUs is dependent upon the Company’s achievement of defined performance goals over fiscal years 2014 and 2015. The number of March 2014 RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the March 2014 RSUs will vest at the end of two years and the remaining 50% will vest at the end of the third year, subject to continued service. In June 2014, the Company awarded approximately 323,000 performance-based RSUs to its executives and employees (the “June 2014 RSUs”). Vesting of the June 2014 RSUs is dependent upon the Company’s achievement of defined performance goals for the 2014 fiscal year. The level of achievement, if any, of performance goals in connection with the June 2014 RSUs will be determined by the compensation committee. The Company expects this determination to occur in the first quarter of 2015. The estimated aggregate grant date fair values of the March 2014 RSUs and June 2014 RSUs granted during 2014 were $1.3 million and $2.6 million, respectively.

Certain members of the Company’s board of directors elected to receive a portion of their 2014 annual compensation in the form of RSUs. During 2014, the Company granted approximately 108,000 RSUs to its directors as a result of these elections. These RSUs were granted in January 2014 and vested through the end of 2014, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the RSUs granted to directors during 2013 was $0.7 million.

A summary of the Company’s activity for the year ended December 31, 2014 for outstanding RSUs is as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	RSUs	Per RSU
	(In thousands)
Outstanding at January 1, 2014	1,306	$6.76
Granted	1,430	$6.80
Forfeited	(78)	$5.87
Released	(376)	$6.72
Outstanding at December 31, 2014	2,282	$6.80
Vested at December 31, 2014	398

A summary of the Company’s activity for the year ended December 31, 2014 for unvested RSUs is as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	RSUs	Per RSU
	(In thousands)
Non-vested at January 1, 2014	960	$6.50
Granted	1,430	$6.80
Vested	(428)	$6.51
Forfeited	(78)	$5.87
Non-vested at December 31, 2014	1,884	$6.72

The Company recognized $6.5 million, $1.7 million and $2.1 million of stock-based compensation expense related to RSUs in the years ended December 31, 2014, 2013 and 2012, respectively.

11. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communications services and products.

The Company derived approximately 21%, 20% and 20% of the Company’s total revenue in the years ended December 31, 2014, 2013 and 2012, respectively, from prime contracts or subcontracts with agencies of the U.S. government. For the years ended December 31, 2014 and 2013, no single commercial customer accounted for more than 10% of the Company’s total revenue. For the year ended December 31, 2012, two large commercial customers each accounted for approximately 10% of the Company’s total revenue.

The Company derived approximately 30% and 34% of its accounts receivable balance at December 31, 2014 and 2013, respectively, from prime contracts or subcontracts with agencies of the U.S. government. As of December 31, 2014 and 2013, one commercial customer represented 12% and 14%, respectively, of the Company’s total accounts receivable balance. As of December 31, 2014, no other single customer accounted for more than 10% of the Company’s total accounts receivable balance. As of December 31, 2013, another customer accounted for 11% of the Company’s total accounts receivable balance.

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

Net property and equipment by geographic area was as follows as of December 31:

	2014	2013
	(In thousands)
United States	$137,185	$118,011
Satellites in orbit	57,494	96,231
Iridium NEXT systems under construction	1,755,973	1,341,148
All others (1)	21,187	20,189
Total	$1,971,839	$1,575,579

(1)	No one other country represented more than 10% of property and equipment, net.

Revenue by geographic area was as follows for the years ended December 31:

	2014	2013	2012
		(In thousands)
United States	$194,060	$175,054	$178,145
Canada	44,933	49,541	53,279
United Kingdom	47,093	37,421	42,706
Other countries (1)	122,471	120,633	109,390
Total	$408,557	$382,649	$383,520

 (1)      No one other country represented more than 10% of revenue.

Revenue is attributed to geographic area based on the billing address of the distributor. Service location and the billing address are often not the same. The Company’s distributors sell services directly or indirectly to end users, who may be located or use the Company’s products and services elsewhere. The Company cannot provide the geographical distribution of end users because it does not contract directly with them. The Company is exposed to foreign currency exchange fluctuations as foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies.

12. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ compensation. Company-matching contributions to the Plan were $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company pays all administrative fees related to the Plan.

13. Income Taxes

U.S. and foreign components of income before income taxes are presented below:

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
U.S. income	$115,858	$111,685	$94,719
Foreign income (loss)	594	(1,220)	299
Total income before income taxes	$116,452	$110,465	$95,018

The components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
Current taxes:
Federal provision (benefit)	$50	$(12)	$(47)
State provision (benefit)	(90)	7	96
Foreign provision	1,260	723	849
Total current tax provision	1,220	718	898
Deferred taxes:
Federal provision	40,155	39,041	30,014
State provision (benefit)	(77)	8,240	(610)
Foreign provision (benefit)	165	(51)	85
Total deferred tax provision	40,243	47,230	29,489
Total income tax provision	$41,463	$47,948	$30,387

In 2011 and 2012, Arizona enacted tax law changes resulting in a benefit to the Company’s net deferred tax expense. Due to the size and nature of the Company’s operations in Arizona, such changes have a significant impact on the tax provision in a given period. As a result of these law changes, the Company’s deferred tax expense was reduced by approximately $5.5 million, $4.0 million and $9.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

A reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision is as follows:

	Year Ended December 31,
	2014	2013	2012
		(In thousands)
U.S. federal statutory tax rate	$40,766	$38,668	$33,256
State taxes, net of federal benefit	4,991	9,048	3,837
State tax valuation allowance	380	3,151	1,943
Arizona tax law change	(5,525)	(3,975)	(9,524)
Other nondeductible expenses	903	1,185	414
Liability for uncertain tax positions	-	(146)	(45)
Tax credits and other adjustments	(994)	(849)	223
Foreign taxes and other items	942	866	283
Total income tax provision	$41,463	$47,948	$30,387

The components of deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013
	(In thousands)
Deferred tax assets
Long-term contracts	$49,207	$33,988
Deferred revenue	6,357	4,086
Federal, state and foreign net operating loss carryforwards and tax credits	133,021	133,190
Other	24,571	21,571
Total deferred tax assets	213,156	192,835
Valuation allowance	(6,806)	(6,567)
Net deferred tax assets	$206,350	$186,268

Deferred tax liabilities
Fixed assets and intangibles	$(95,797)	$(58,220)
Research and development expenditures	(335,833)	(318,340)
Other	(8,753)	(3,457)
Total deferred tax liabilities	$(440,383)	$(380,017)

Net deferred income tax liabilities	$(234,033)	$(193,749)

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

As of December 31, 2014, the Company had deferred tax assets related to cumulative U.S. and state net operating loss carryforwards of approximately $323.6 million. These net operating loss carryforwards, if unutilized, will expire in various amounts from 2015 through 2033. The Company believes that the U.S. federal net operating losses will be utilized before the expiration dates and as such no valuation allowance has been established for these deferred tax assets. The Company does not expect to fully utilize all of its state net operating losses within the respective carryforward periods. As such, the Company has increased its state net operating loss valuation allowance by $0.4 million for the year ended December 31, 2014. As of December 31, 2014, the Company had deferred tax assets related to the foreign net operating loss carryforwards of approximately $0.1 million in various jurisdictions that begin to expire in 2016. The Company does not expect to fully utilize all of its foreign net operating losses within the respective carryforward periods and as such reflects a partial valuation allowance against these deferred tax assets on its consolidated balance sheet. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of alternative minimum taxes, changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

As of December 31, 2014, the Company had approximately $4.4 million of deferred tax assets related to research and development tax credits that expire in various amounts from 2028 through 2034, $2.3 million of foreign tax credits which expire in various amounts from 2020 through 2024, and $1.3 million of deferred tax assets related to Alternative Minimum Tax credits which do not expire. The Company believes that the research and development credits will be fully utilized within the carryforward period. However, the Company does not expect to utilize all of its foreign tax credits within the respective carryforward periods. As such, the Company has a partial valuation allowance of $0.7 million for the year ended December 31, 2014.

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

The amount of uncertain tax positions if recognized at December 31, 2014 was $1.2 million, as compared to $1.3 million at December 31, 2013. It is reasonably possible that $0.3 million of the unrecognized tax benefit reflected at December 31, 2014 may reverse in the next 12 months as the Company reassesses its filing positions in various foreign jurisdictions. Any changes are not anticipated to have significant impact on the results of operations, financial position or cash flows of the Company. All of the Company’s uncertain tax positions, if recognized, would affect its income tax expense.

The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2014 and 2013, potential interest and penalties on unrecognized tax benefits were not significant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2009 to 2013 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2007 to 2013 remain subject to examination by tax authorities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	2014	2013
	(In thousands)
Balance at January 1,	$1,259	$1,405
Change attributable to tax positions taken in a prior period	(51)	54
Change attributable to tax positions taken in the current period	8	7
Decrease attributable to lapse of statute of limitations	(66)	(207)
Balance at December 31,	$1,150	$1,259

14. Net Income Per Share

The computations of basic and diluted net income per share are set forth below:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$62,669	$55,517	$62,939
Net income allocated to participating securities	(43)	(46)	(54)
Numerator for basic net income per share	62,626	55,471	62,885
Dividends on Series A Preferred Stock	7,000	7,000	1,692
Dividends on Series B Preferred Stock	5,320	-	-
Numerator for diluted net income per share	$74,946	$62,471	$64,577

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	88,080	76,909	74,239
Dilutive effect of warrants	-	-	1,272
Dilutive effect of stock options	85	-	6
Dilutive effect of contingently issuable shares	-	-	-
Dilutive effect of Series A Preferred Stock	10,602	10,602	2,665
Dilutive effect of Series B Preferred Stock	10,633	-	-
Denominator for diluted net income per share	109,400	87,511	78,182

Net income per share attributable to common stockholders - basic	$0.71	$0.72	$0.85
Net income per share attributable to common stockholders - diluted	$0.69	$0.71	$0.83

For the year ended December 31, 2014, warrants to purchase 0.3 million shares of common stock and options to purchase 3.6 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the year ended December 31, 2014, 1.3 million unvested RSUs were excluded from the computation of basic and diluted net income per share. In January 2015, the Company granted approximately 0.2 million stock options and 0.1 million RSUs to employees and members of the Company’s board of directors. These grants could have dilutive effects on net income per share in future periods.

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

For the year ended December 31, 2012, warrants to purchase 0.3 million shares of common stock, options to purchase 4.3 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the year ended December 31, 2012, 0.5 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

15. Selected Quarterly Information (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2014 and 2013:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(In thousands, except per share data)
Revenue	$98,032	$102,521	$107,493	$100,511
Operating income	$28,344	$29,713	$33,013	$31,841
Net income	$16,543	$15,019	$20,388	$23,039
Net income per common share - basic	$0.19	$0.14	$0.18	$0.20
Net income per common share -diluted	$0.19	$0.14	$0.17	$0.19

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
	(In thousands, except per share data)
Revenue	$89,189	$94,684	$100,569	$98,207
Operating income	$25,338	$28,848	$29,451	$26,257
Net income	$14,934	$15,413	$16,585	$15,585
Net income per common share - basic	$0.17	$0.18	$0.19	$0.18
Net income per common share -diluted	$0.17	$0.18	$0.19	$0.18

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, our management has determined that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our 2014 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2014 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Iridium Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Iridium Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iridium Communications Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 26, 2015

Item  9B.          Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.            Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2015 Proxy Statement entitled “Board of Directors and Committees,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.            Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2015 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

 Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2015 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.            Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2015 Proxy Statement entitled “Transactions with Related Parties” and “Director Independence.”

Item 14.           Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2015 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

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

(3) Exhibits

The exhibits that are filed or furnished with this report or that are incorporated by reference herein are set forth in the Exhibit Index on page 97, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: February 26, 2015	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ Matthew J. Desch	Chief Executive Officer and Director	February 26, 2015
Matthew J. Desch	(Principal Executive Officer)

/s/ Thomas J. Fitzpatrick	Chief Financial Officer, Chief Administrative Officer and Director	February 26, 2015
Thomas J. Fitzpatrick	(Principal Financial Officer)

/s/ Richard P. Nyren	Vice President and Corporate Controller	February 26, 2015
Richard P. Nyren	(Principal Accounting Officer)

/s/ Robert H. Niehaus	Director and Chairman of the Board	February 26, 2015
Robert H. Niehaus

/s/ Thomas C. Canfield	Director	February 26, 2015
Thomas C. Canfield

/s/ Peter M. Dawkins	Director	February 26, 2015
Peter M. Dawkins

/s/ Alvin B. Krongard	Director	February 26, 2015
Alvin B. Krongard

/s/ Eric T. Olson	Director	February 26, 2015
Eric T. Olson

/s/ Steven B. Pfeiffer	Director	February 26, 2015
Steven B. Pfeiffer

/s/ Parker W. Rush	Director	February 26, 2015
Parker W. Rush

/s/ S. Scott Smith	Director	February 26, 2015
S. Scott Smith

/s/ BarrY J. West	Director	February 26, 2015
Barry J. West

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation dated September 29, 2009, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

3.2	Certificate of Designations of Iridium Communications Inc. filed on October 3, 2012 with the Secretary of State of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the 7% Series A Cumulative Perpetual Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2012.

3.3	Certificate of Designations of Iridium Communications Inc. filed on May 14, 2014 with the Secretary of State of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the 6.75% Series B Cumulative Perpetual Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed with the SEC on May 14, 2014.

3.4	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.1	Specimen Common Stock Certificate, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.

4.2	Amended and Restated Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on February 26, 2008.

4.3	Warrant Agreement for $11.50 Warrants between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

4.4	Specimen Warrant Certificate for $11.50 Warrants, incorporated herein by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.1†	Supplemental Agreement dated as of May 2, 2014 between Iridium Satellite LLC and Société Générale, as COFACE Agent, amending and restating the COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, as amended and restated on 1 August 2012, as amended on 26 July 2013 and as amended on 30 October 2013, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 31, 2014.

10.2	Security Agreement, dated as of October 13, 2010, between the Registrant, Iridium Satellite LLC, Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, SE Licensing LLC, Iridium Government Services LLC, Iridium Constellation LLC, Syncom-Iridium Holdings Corp. and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.3	Pledge Agreement, dated as of October 13, 2010, between the Registrant, Syncom-Iridium Holdings Corp., Iridium Holdings LLC, Iridium Carrier Holdings LLC, Iridium Satellite LLC, Iridium Constellation LLC and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.4	Stock Pledge Agreement, dated as of October 13, 2010, between the Registrant and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.5†	Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC; Iridium Satellite LLC; NAV CANADA; NAV CANADA Satellite, Inc.; Enav S.p.A.; ENAV North Atlantic LLC; Naviair; Naviair Surveillance A/S; and Irish Aviation Authority Limited, dated as of February 14, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2014.

Exhibit No.	Document

10.6	Subscription Agreement for Preferred Interests between Aireon LLC and Enav S.p.A., dated as of December 20, 2013, incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.7	Subscription Agreement for Preferred Interests between Aireon LLC and Naviair, dated as of December 20, 2013, incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.8	Subscription Agreement for Preferred Interests between Aireon LLC and Irish Aviation Authority Limited, dated as of December 20, 2013, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.9	Amended and Restated Subscription Agreement for Preferred Interests between Aireon LLC and NAV CANADA Satellite, Inc., dated as of December 20, 2013, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.10†	Settlement Agreement between Iridium Holdings LLC, Iridium Satellite LLC, the Registrant and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.11†	Security Agreement, dated as of September 30, 2010, between Iridium Satellite LLC and Deutsche Bank Trust Company Americas, acting as Collateral Agent, incorporated by reference to Exhibit C to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.12	Guaranty, dated as of September 30, 2010, by Iridium Holdings LLC and the Registrant in favor of Motorola, Inc., incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.13	Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.14	Amendment No. 1 to Amended and Restated Transition Services, Products and Asset Agreement, between Iridium Satellite LLC, Iridium Holdings LLC and Motorola, Inc., dated as of December 30, 2010, incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.15†	System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.16	Supplemental Subscriber Equipment Technology Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.17†	Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 1, 2010, incorporated by reference to Annex 1 to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on October 29, 2010.

10.18†	Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 14, 2011.

10.19†	Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.20†	Amendment No. 3 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2010, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.21†	Amendment No. 4 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated as of April 29, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.22†	Amendment No. 5 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 12, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011.

Exhibit No.	Document

10.23†	Amendment No. 6 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 24, 2011, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.24†	Amendment No. 7 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 12, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.25†	Amendment No. 8 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 13, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.26†	Amendment No. 9 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q filed with the SEC on August 2, 2012.

10.27†	Amendment No. 10 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q filed with the SEC on August 2, 2012.

10.28†	Amendment No. 11 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 3, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.29†	Amendment No. 12 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 6, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.30†	Amendment No. 13 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2012, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2013.

10.31†	Amendment No. 14 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated November 8, 2012, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2013.

10.32†	Amendment No. 15 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 11, 2013, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 31, 2013.

10.33†	Amendment No. 16 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 24, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 31, 2013.

10.34†	Amendment No. 17 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 20, 2013, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 31, 2013.

10.35†	Amendment No. 18 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 21, 2013, incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.36†	Amendment No. 19 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 29, 2013, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.37†	Amendment No. 20 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 7, 2014, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

10.38†	Amendment No. 21 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 9, 2014, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

Exhibit No.	Document

10.39†	Amendment No. 22 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 14, 2014, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

10.40†	Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated March 19, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.41†	Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.42†	Amendment No. 2 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., effective as of August 1, 2012, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.43†	Amendment No. 3 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of May 9, 2013, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 31, 2013.

10.44	Amendment No. 4 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of January 27, 2014, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on May 1, 2014.

10.45†	Amendment No. 5 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of September 15, 2014, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

10.46†	Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 14, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.47†	Amendment No. 1 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of September 25, 2012 and effective as of June 13, 2013, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on August 1, 2013.

10.48†	Amendment No. 2 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on August 1, 2013.

10.49†	Amendment No. 3 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 13, 2013, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on August 1, 2013.

10.50†	Amendment No. 4 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of April 21, 2014, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on July 31, 2014.

10.51†	Amendment No. 5 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 20, 2014, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on July 31, 2014.

10.52†	Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of June 19, 2012, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on September 12, 2012.

10.53†	Amendment No. 1 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of July 31, 2012, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

Exhibit No.	Document

10.54†	Amendment No. 2 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of September 4, 2012, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.55	Amendment No. 3 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of March 18, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 10-Q filed with the SEC on May 2, 2013.

10.56††	Amendment No. 14 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of November 12, 2014.

10.57††	Amendment No. 15 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of December 18, 2014.

10.58†	Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, dated as of May 28, 2010, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.59††	Amendment No. 5 to Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, effective as of January 1, 2015.

10.60	Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.61†	Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September 7, 2010, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.62	Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.63	Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.64	Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.65†	Amended and Restated Contract Boeing No. BSC-2000-001 between Iridium Constellation LLC and The Boeing Company for Transition, Operations and Maintenance, Engineering Services, and Re-Orbit of the Iridium Communications System, dated as of May 28, 2010, incorporated herein by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.66†	Contract for Enhanced Mobile Satellite Services between Iridium Satellite LLC and the Defense Information Systems Agency, effective October 22, 2013, incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.67	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.68†	Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.69*	Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.70*	Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

Exhibit No.	Document

10.71*	Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.72*	Employment Agreement between the Registrant and S. Scott Smith, dated as of March 2010, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.73*	Amendment to Employment Agreement between the Registrant and S. Scott Smith, dated as of December 31, 2010, incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.74*	Employment Agreement between the Registrant and Bryan J. Hartin, dated as of December 10, 2012, incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.75*	Employment Agreement between the Registrant and Thomas D. Hickey, dated as of April 29, 2011, incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.76*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.77	Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed with the SEC on February 4, 2008.

10.78*	Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.79*	Form of Restricted Stock Unit Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.80*	Performance Share Program established under the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2014.

10.81*	Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2014.

10.82*	Form of Stock Option Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.83*	Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.84*	Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.85*	Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the SEC on April 10, 2012.

10.86*	Forms of Stock Option Grant Notice and Stock Option Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.87*	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

Exhibit No.	Document

10.88*	Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2009.

10.89*	Iridium Communications Inc. 2014 Executive Performance Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2014.

10.90*	Performance Share Program established under the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2014.

10.91*	Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2014.

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
*	Denotes compensatory plan, contract or arrangement.

