Form 10-Q
period 2015-03-31
Iridium Communications Inc.
filed 2015-04-30
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 27, 2015 was 94,545,905.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$217,778	$211,249
Marketable securities	270,420	261,136
Accounts receivable, net	50,897	50,672
Inventory	27,003	28,433
Deferred income tax assets, net	26,884	11,009
Prepaid expenses and other current assets	9,304	10,614
Total current assets	602,286	573,113
Property and equipment, net	2,015,648	1,971,839
Restricted cash	88,580	86,104
Other assets	7,010	7,726
Intangible assets, net	47,167	47,416
Deferred financing costs	133,671	136,444
Goodwill	87,039	87,039
Total assets	$2,981,401	$2,909,681

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,774	$17,677
Accrued expenses and other current liabilities	38,054	38,419
Interest payable	24,544	9,589
Deferred revenue	36,455	36,665
Total current liabilities	105,827	102,350
Accrued satellite operations and maintenance expense, net of current portion	14,716	15,051
Credit facility	1,313,769	1,291,401
Deferred income tax liabilities, net	272,717	245,042
Deferred revenue, net of current portion	20,526	20,689
Other long-term liabilities	3,207	3,284
Total liabilities	1,730,762	1,677,817

Commitments and contingencies

Stockholders' equity:
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized, issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 500 shares authorized, issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 94,536 and 93,905 shares issued and outstanding, respectively	95	94
Additional paid-in capital	1,036,130	1,033,176
Retained earnings	218,674	201,514
Accumulated other comprehensive loss, net of tax	(4,260)	(2,920)
Total stockholders' equity	1,250,639	1,231,864
Total liabilities and stockholders' equity	$2,981,401	$2,909,681

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue:
Services	$75,424	$73,430
Subscriber equipment	16,540	20,157
Engineering and support services	5,043	4,445
Total revenue	97,007	98,032

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	14,882	14,203
Cost of subscriber equipment	10,647	13,912
Research and development	4,126	2,121
Selling, general and administrative	20,524	19,186
Depreciation and amortization	13,355	20,266
Total operating expenses	63,534	69,688

Operating income	33,473	28,344

Other income (expense):
Interest income, net	1,237	637
Undrawn credit facility fees	(917)	(1,499)
Other expense, net	(214)	(350)
Total other income (expense)	106	(1,212)
Income before income taxes	33,579	27,132
Provision for income taxes	(12,560)	(10,589)
Net income	21,019	16,543
Series A Preferred Stock dividends	1,750	1,750
Series B Preferred Stock dividends	2,109	-
Net income attributable to common stockholders	$17,160	$14,793

Weighted average shares outstanding - basic	94,527	77,082
Weighted average shares outstanding - diluted	122,313	87,711
Net income attributable to common stockholders per share - basic	$0.18	$0.19
Net income attributable to common stockholders per share - diluted	$0.17	$0.19

Comprehensive income:
Net income	$21,019	$16,543
Foreign currency translation adjustments, net of tax	(1,401)	156
Unrealized gain on marketable securities, net of tax	61	60
Comprehensive income	$19,679	$16,759

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net cash provided by operating activities	$51,531	$42,465

Cash flows from investing activities:
Capital expenditures	(50,053)	(58,519)
Purchases of marketable securities	(36,650)	(10,123)
Sales and maturities of marketable securities	27,240	15,981
Net cash used in investing activities	(59,463)	(52,661)

Cash flows from financing activities:
Borrowings under the Credit Facility	22,368	25,284
Payment of deferred financing fees	(1,649)	(1,828)
Restricted cash deposits	(2,477)	(13,350)
Proceeds from exercise of stock options	340	2
Tax payment upon settlement of stock awards	(680)	(20)
Excess tax benefits from stock-based compensation	533	-
Payment of Series A Preferred Stock dividends	(1,750)	(1,750)
Payment of Series B Preferred Stock dividends	(2,109)	-
Net cash provided by financing activities	14,576	8,338

Effect of exchange rate changes on cash and cash equivalents	(115)	-

Net increase (decrease) in cash and cash equivalents	6,529	(1,858)
Cash and cash equivalents, beginning of period	211,249	186,342
Cash and cash equivalents, end of period	$217,778	$184,484

Supplemental cash flow information:
Income taxes paid	$426	$229

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$1,314	$3,915
Interest capitalized but not paid	$24,544	$20,047
Capitalized amortization of deferred financing costs	$4,422	$3,508
Capitalized stock-based compensation	$302	$293

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292
Dividends accrued on Series B Preferred Stock	$351	$-

See notes to unaudited condensed consolidated financial statements.

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

In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 26. 2015.

2. Significant Accounting Policies

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income.  The Company experienced a $2.4 million decrease in its warranty provision for the three months ended March 31, 2015 compared to the prior year period. This decrease is primarily the result of fewer returns for the Iridium Pilot® units sold in 2014 and 2015 and a decrease in the average repair costs. Changes in the warranty reserve during the three months ended March 31, 2015 were as follows:

Three Months Ended
March 31, 2015
(in thousands)
Balance at beginning of the period	$7,381
Provision	11
Utilization	(806)
Balance at end of the period	$6,586

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

Depreciation and Amortization

The Company calculates depreciation expense using the straight line method and evaluates the appropriateness of the useful life used on a quarterly basis or as events occur that require additional assessment. In September 2014 and again in March 2015, the Company updated its estimate of the current satellites’ remaining useful lives based on the continued refinement of the launch schedule and deployment plan for the Company’s next-generation satellite constellation (“Iridium NEXT”). As a result, the estimated useful lives of the satellites within the current constellation have been extended and are consistent with the expected deployment of Iridium NEXT. The changes in the estimated useful lives resulted in a decrease of $3.0 million in depreciation expense for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The March 2015 change in accounting estimate reduced the depreciation expense for the three months ended March 31, 2015 by $0.2 million and the change in estimate will have an impact on future periods. The Company will continue to evaluate the useful lives of its current satellites on an ongoing basis through the full deployment of Iridium NEXT as the satellites are placed into service.

During the three months ended March 31, 2014, the Company lost communication with one of its in-orbit satellites. As a result, an impairment charge of $0.9 million was recorded within depreciation expense for the three months ended March 31, 2014. The Company had an in-orbit spare satellite available to replace the lost satellite. Through the date of the report in which these financial statements are included, the Company has not lost any satellites in 2015.

Amortization expense decreased by $3.0 million for the three months ended March 31, 2015 compared to the prior year period due to the completion of amortization of certain definite-lived intangible assets in 2014. These definite-lived intangible assets included customer relationships, intellectual property and software which were assigned fair values as a result of the Company’s 2009 acquisition of Iridium Holdings LLC and were amortized over useful lives of five years.

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

	March 31,	December 31,	Recurring Fair
	2015	2014	Value Measurement
	(in thousands)

Cash and cash equivalents:
Cash	$109,845	$86,792
Money market funds	95,427	105,497	Level 1
Commercial paper	12,506	18,960	Level 2
Total Cash and cash equivalents	$217,778	$211,249

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”) (see Note 4). As of March 31, 2015 and December 31, 2014, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $88.6 million and $86.1 million, respectively.

Marketable Securities

Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets on the accompanying condensed consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the three months ended March 31, 2015 and 2014. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that the decline in fair value of certain of its investments is temporary at March 31, 2015 as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

The following tables summarize the Company’s marketable securities:

	As of March 31, 2015
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$173,794	$403	$(247)	$173,950	Level 2
Commercial paper	81,493	-	-	81,493	Level 2
U.S. Treasury Notes	14,902	75	-	14,977	Level 2
Total Marketable Securities	$270,189	$478	$(247)	$270,420

	As of December 31, 2014
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$168,960	$397	$(314)	$169,043	Level 2
Commercial paper	78,915	-	-	$78,915	Level 2
U.S. Treasury Notes	13,127	53	(2)	13,178	Level 2
Total Marketable Securities	$261,002	$450	$(316)	$261,136

The following tables present the contractual maturities of the Company’s marketable securities:

	As of March 31, 2015		As of December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Mature within one year	$200,362	$200,587	$177,011	$177,145
Mature after one year and within three years	69,827	69,833	83,991	83,991
Total	$270,189	$270,420	$261,002	$261,136

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT, the Company’s next-generation satellite constellation. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend into the first quarter of 2018. As of March 31, 2015, the Company had made aggregate payments of $1,353.8 million to Thales, of which $1,150.8 million were from borrowings under the Credit Facility, and which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The Company currently uses the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, the Company expects to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flow, including potential cash flows from hosted payloads and Iridium PRIMESM.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches is $453.1 million. As of March 31, 2015, the Company had made aggregate payments of $164.3 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. In addition, the Company made a $3.0 million refundable deposit to SpaceX in the first quarter of 2014 for the reservation of additional future launches, which is not included in the total contract price.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement originally provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, the Company exercised an option for one launch to carry the first two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of March 31, 2015, the Company had made aggregate payments of $30.8 million to Kosmotras, which were capitalized within property and equipment, net in the accompanying condensed consolidated balance sheet. The option to purchase two dedicated launches expired as of December 31, 2013. The Company has agreed with Kosmotras to extend the option to purchase the remaining three dedicated launches through a date to be determined.

Credit Facility

In October 2010, the Company entered into the Credit Facility with a syndicate of bank lenders (the “Lenders”). The Credit Facility was subsequently amended and restated in August 2012. In May 2014, the Company entered into a supplemental agreement (the “Supplemental Agreement”) with the Lenders under the Credit Facility to further amend and restate the Credit Facility. The Company had borrowed an aggregate total of $1,313.8 million as of March 31, 2015. The unused portion of the Credit Facility as of March 31, 2015 was $486.2 million. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for repayment. As of March 31, 2015, the minimum required cash reserve balance was $88.5 million. This amount is included in restricted cash in the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017.

Interest costs incurred under the Credit Facility were $14.9 million and $12.0 million for the three months ended March 31, 2015 and 2014, respectively. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. The Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $14.9 million in interest incurred during the three months ended March 31, 2015 consisted of $4.5 million payable in cash and $10.4 million payable by deemed loans. The $12.0 million in interest incurred during the three months ended March 31, 2014 consisted of $3.7 million payable in cash and $8.3 million payable by deemed loans. There were no payments made during the three months ended March 31, 2015 and 2014. Total interest payable associated with the Credit Facility was $24.5 million and is included in interest payable in the accompanying condensed consolidated balance sheet as of March 31, 2015.

The Company is obligated to pay a cash commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. During the three months ended March 31, 2015, the Company did not make any payments on the commitment fee. The next payment was made in April 2015. The commitment fee payable on the undrawn portion of the Credit Facility as of March 31, 2015 was $2.2 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

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

During 2012, the Company’s stockholders approved a stock incentive plan (the “2012 Stock Incentive Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of March 31, 2015, 13,416,019 shares of common stock were authorized for issuance as awards under the 2012 Stock Incentive Plan.

In January 2015, members of the Company’s board of directors elected to receive a portion of their 2015 annual compensation in the form of equity awards, in an aggregate amount of approximately 103,000 stock options and 62,000 RSUs. These stock options and RSUs were granted in January 2015 and vest through the end of 2015, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was $0.4 million. The estimated aggregate grant-date fair value of the RSUs was $0.6 million.

During the three months ended March 31, 2015, the Company granted approximately 558,000 stock options and 596,000 service-based RSUs to its employees. Employee stock options and service-based RSUs generally vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The estimated aggregate grant date fair values of the stock options and service-based RSUs granted during the three months ended March 31, 2015 were $2.3 million and $5.6 million, respectively.

In addition, in March 2015, the Company awarded approximately 161,000 performance-based RSUs to the Company’s executives. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Vesting of the March 2015 performance-based RSUs is dependent upon the Company’s achievement of defined performance goals over fiscal years 2015 and 2016. The number of performance-based RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the performance-based RSUs will vest at the end of two years and the remaining 50% will vest at the end of the third year, subject to continued service. The estimated aggregate grant date fair value of the performance-based RSUs granted during the three months ended March 31, 2015 was $1.5 million.

In June 2014, the Company awarded performance-based RSUs to its executives and employees. Vesting of the June 2014 performance-based RSUs was dependent upon the Company’s achievement of defined performance goals for the 2014 fiscal year. The level of achievement of performance goals in connection with the June 2014 performance-based RSUs was determined by the compensation committee in March 2015. Approximately 304,000 of the June 2014 performance-based RSUs were vested and released in March 2015 at an estimated aggregate fair value of $2.4 million which was recognized over the vesting period.

6. Equity Transactions and Instruments

Warrants

On September 29, 2009, in connection with the Company’s acquisition of Iridium Holdings LLC, the Company issued warrants, each of which entitled the holder to purchase from the Company one share of common stock at a price of $11.50 per share. On February 14, 2015, all of the outstanding and unexercised warrants expired in accordance with their terms.

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of March 31, 2015.

Series A Cumulative Perpetual Convertible Preferred Stock

In the fourth quarter of 2012, the Company issued 1.0 million shares of its 7.00% Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) in a private offering. The Company received proceeds of $96.5 million from the sale of the Series A Preferred Stock, net of the aggregate $3.5 million in initial purchaser discount and offering costs. The net proceeds of this offering were used to partially fund the construction and deployment of Iridium NEXT and for other general corporate purposes.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $100 liquidation preference per share (equivalent to an annual rate of $7.00 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series A Preferred Stock ranks senior to the Company’s common stock and pari passu with the Company’s 6.75% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up. Holders of Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series A Preferred Stock may convert some or all of their outstanding Series A Preferred Stock at an initial conversion rate of 10.6022 shares of common stock per $100 liquidation preference, which is equivalent to an initial conversion price of approximately $9.43 per share of common stock (subject to adjustment in certain events).

In 2014, the Company paid $7.0 million in cash dividends to its holders of Series A Preferred Stock. During the three months ended March 31, 2015 and 2014, the Company paid cash dividends of $1.8 million to holders of the Series A Preferred Stock. As of March 31, 2015 and December 31, 2014, the Company had accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.

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

In 2014, the Company paid $5.0 million in cash dividends to its holders of Series B Preferred Stock. During the three months ended March 31, 2015, the Company paid cash dividends of $2.9 million to holders of the Series B Preferred Stock; the Company paid no dividends during the three months ended March 31, 2014, as the Series B Preferred Stock had not yet been issued. As of March 31, 2015, the Company had accrued $0.4 million in cash dividends for the holders of the Series B Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.

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

7. Net Income Per Share

The Company calculates basic net income per share by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options and stock purchase warrants, is computed using the treasury stock method. The effect of potential dilutive common shares from the conversion of outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. The RSUs granted to members of the Company’s board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The calculation of basic and diluted net income per share excludes net income attributable to the unvested RSUs from the numerator and excludes the impact of unvested RSUs from the denominator.

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$17,160	$14,793
Net income allocated to participating securities	(10)	(19)
Numerator for basic net income per share	17,150	14,774
Dividends on Series A Preferred Stock	1,750	1,750
Dividends on Series B Preferred Stock	2,109	-
Numerator for diluted net income per share	$21,009	$16,524

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	94,527	77,082
Dilutive effect of stock options	441	-
Dilutive effect of contingently issuable shares	15	27
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,728	-
Denominator for diluted net income per share	122,313	87,711

Net income per share attributable to common stockholders - basic	$0.18	$0.19
Net income per share attributable to common stockholders - diluted	$0.17	$0.19

For the three months ended March 31, 2015, warrants to purchase 0.1 million shares of common stock and options to purchase 0.4 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. For the three months ended March 31, 2015, 1.3 million unvested RSUs were excluded from the computation of basic and diluted net income per share.

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

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 26, 2015 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 26, 2015, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of Our Business

We are engaged primarily in providing mobile voice and data communications services using a constellation of orbiting satellites. We are the second largest provider of satellite-based mobile voice and data communications services based on revenue, and the only commercial provider of communications services offering true global coverage. Our satellite network provides communications services to regions of the world where wireless or wireline networks do not exist or are limited, including remote land areas, open oceans, airways, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing more than 75 service providers, more than 195 value-added resellers, or VARs, and more than 45 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At March 31, 2015, we had approximately 748,000 billable subscribers worldwide, representing an increase of 11% from approximately 674,000 billable subscribers at March 31, 2014. We have a diverse customer base, with end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

In October 2015, we expect to begin launching our new satellite constellation, Iridium NEXT. Iridium NEXT will maintain the architecture of our current constellation, with 66 in-orbit satellites, as well as six in-orbit spares, and we are building nine ground spares. We have contracted with Thales Alenia Space France, or Thales, to construct the Iridium NEXT satellites, which are designed to be compatible with our current constellation and current end-user equipment, so that as the Iridium NEXT satellites are launched, they will replace satellites in the current constellation without affecting the service to our end users. We plan to deploy the first two satellites on a Dnepr rocket launched by International Space Company Kosmotras, or Kosmotras, with the remaining 70 satellites to be deployed on seven Falcon 9 rockets launched by Space Exploration Technologies Corporation, or SpaceX. We expect to complete the deployment of the Iridium NEXT constellation in 2017. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through deployment to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion credit facility, or the Credit Facility, together with cash on hand and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIMESM.

The Iridium NEXT constellation will also host the AireonSM system to provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the Iridium NEXT satellites. Aireon LLC, our joint venture with the air navigation service providers, or ANSPs, of Canada, Italy, Denmark and Ireland, has contracted to provide the Aireon service to our co-investors in Aireon and NATS (En Route) PLC, the ANSP of the United Kingdom. Aireon also plans to offer the service to other ANSPs worldwide including the U.S. Federal Aviation Administration, or FAA. Aireon will pay us a fee to host the ADS-B receivers on Iridium NEXT, as well as data services fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. In addition, we have entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, pursuant to which Harris pays us fees to allocate the remaining hosted payload capacity to its customers and we anticipate that Harris will also pay us data service fees on behalf of these customers.

Recent Developments

Iridium NEXT

As described above, we expect to begin launching our new satellite constellation, Iridium NEXT, in October 2015. Iridium NEXT satellites are under various stages of construction at the assembly, integration and test facility; our ground infrastructure upgrades are complete, and our Satellite Network Operations Center is ready to support Iridium NEXT. Most major hardware components have been qualified and the platform software is being tested. We are testing the new satellites for flight-readiness and to ensure they are compatible with our existing constellation. A number of key flight components, including the Aireon payload, onboard processor, spacecraft bus and main mission antenna, have also been manufactured in sufficient quantities to prepare for high-rate production.

As a result of the refinement of the Iridium NEXT launch schedule during the first quarter of 2015, we updated the estimated useful lives of the current satellites and extended the life to be consistent with the expected deployment of Iridium NEXT. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

We are required by the Credit Facility to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. We are in the process of placing this insurance. The amount of coverage we are seeking to place is large, the Credit Facility coverage requirements are complex, and the market for launch and in-orbit insurance is limited. We have placed only a portion of coverage for the full launch program to date, and we are currently in discussions with prospective insurers and with our lenders regarding the structure of our planned coverage. We expect to seek a waiver from the lenders of one or more requirements of the Credit Facility in order to complete the placement of this insurance.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by disaster and relief agencies, and emergency first responders;

•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the ability to offer our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop new and innovative products and services for Iridium NEXT;

•	our ability to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites;

•	our ability to generate sufficient internal cash flows, including potential cash flows from hosted payloads and Iridium PRIME, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	Aireon LLC’s ability to successfully develop and market its space-based ADS-B, global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;

•	Aireon’s ability to raise sufficient funds to pay hosting fees to us;

•	our ability to maintain the health, capacity, control and level of service of our existing satellite network through the transition to Iridium NEXT;

•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	market acceptance of our products;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•	reliance on single-source suppliers for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•	reliance on a few significant customers, particularly agencies of the U.S. government, for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
		% of Total		% of Total	Change
($ in thousands)	2015	Revenue	2014	Revenue	Dollars	Percent
Revenue:
Services	$75,424	78%	$73,430	75%	$1,994	3%
Subscriber equipment	16,540	17%	20,157	21%	(3,617)	(18)%
Engineering and support services	5,043	5%	4,445	4%	598	13%
Total revenue	97,007	100%	98,032	100%	(1,025)	(1)%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	14,882	15%	14,203	14%	679	5%
Cost of subscriber equipment	10,647	11%	13,912	14%	(3,265)	(23)%
Research and development	4,126	4%	2,121	2%	2,005	95%
Selling, general and administrative	20,524	21%	19,186	20%	1,338	7%
Depreciation and amortization	13,355	14%	20,266	21%	(6,911)	(34)%
Total operating expenses	63,534	65%	69,688	71%	(6,154)	(9)%

Operating income	33,473	35%	28,344	29%	5,129	18%

Other income (expense):
Interest income, net	1,237	1%	637	1%	600	94%
Undrawn credit facility fees	(917)	(1)%	(1,499)	(2)%	582	(39)%
Other expense, net	(214)	0%	(350)	0%	136	(39)%
Total other income (expense)	106	0%	(1,212)	(1)%	1,318	(109)%
Income before income taxes	33,579	35%	27,132	28%	6,447	24%
Provision for income taxes	(12,560)	(13)%	(10,589)	(11)%	(1,971)	19%
Net income	$21,019	22%	$16,543	17%	$4,476	27%

Revenue

Total revenue decreased 1% to $97.0 million for the three months ended March 31, 2015 compared to $98.0 million for the three months ended March 31, 2014. This decrease in revenue was primarily due to a decrease in subscriber equipment revenue, partially offset by an increase in service revenue which was driven by a $2.0 million increase in government service revenue.

Commercial Service Revenue

	Three Months Ended
	March 31, 2015			March 31, 2014			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$42.8	351	$40	$43.9	338	$43	$(1.1)	13	$(3)
Commercial M2M data	14.6	334	15	13.5	283	16	1.1	51	(1)
Total Commercial	$57.4	685		$57.4	621		$(0.0)	64

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)	Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

For the three months ended March 31, 2015, commercial voice and data revenue decreased primarily due to lower airtime usage and the devaluation of the Russian ruble, partially offset by an increase in both commercial voice and data subscribers as well as Iridium OpenPort® revenue.

For the three months ended March 31, 2015, commercial M2M data revenue increased primarily due to an 18% increase in commercial M2M data billable subscribers, partially offset by a slight decline in the related ARPU due to the growth in subscribers using lower priced plans.

We anticipate continued growth in billable commercial subscribers for the remainder of 2015.

Government Service Revenue

Three Months Ended
	March 31, 2015		March 31, 2014		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$18.0	63	$16.0	53	$2.0	10

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the three months ended March 31, 2015 increased to $18.0 million from $16.0 million in the prior year period as a result of the Enhanced Mobile Satellite Services, or EMSS, contract with the U.S. government’s Defense Information Systems Agency. Under this contract, revenue is a fixed monthly amount and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the current EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties. We anticipate government service revenue for the full year 2015 to exceed 2014.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased $3.6 million, or 18%, for the three months ended March 31, 2015 compared to the prior year period. The decrease was primarily due to lower handset unit sales.

Engineering and Support Service Revenue

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
	(In millions)
Government	$4.5	$3.8	$0.7
Commercial	0.5	0.6	(0.1)
Total	$5.0	$4.4	$0.6

Engineering and support service revenue increased by $0.6 million for the three months ended March 31, 2015 compared to the prior year period as a result of the U.S. Department of Defense’s gateway modernization efforts as we transition to Iridium NEXT capabilities. We anticipate an increase in the scope of work for government contracts in 2015 resulting in overall growth in engineering and support service revenue compared to 2014.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased $0.7 million, or 5%, for the three months ended March 31, 2015 from the prior year period primarily due to increased maintenance cost for our current constellation of satellites and increased operational costs as we begin transitioning to Iridium NEXT systems.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased by $3.3 million, or 23%, for the three months ended March 31, 2015 compared to the prior year period. This decrease was primarily due to a $2.5 million decline in the warranty provision for our Iridium OpenPort terminals.

Research and Development

Research and development expenses increased by $2.0 million, or 95%, for the three months ended March 31, 2015 compared to the prior year period due to Iridium NEXT projects including development costs associated with enabling faster data speeds on our equipment.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $1.3 million, or 7%, for the three months ended March 31, 2015 compared to the prior year period, primarily due to an increase in employee-related costs including stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $6.9 million, or 34%, for the three months ended March 31, 2015 compared to the prior year period. This decrease was primarily due to a change in the estimated useful lives of the satellites within our current constellation. During the third quarter of 2014 and again in the first quarter of 2015, we updated our analysis of the current satellites’ remaining useful lives. Based on the results of the continued refinement of the Iridium NEXT launch schedule and deployment plan, the estimated useful lives of the satellites within our current constellation were extended and are consistent with the expected deployment of Iridium NEXT. This change in estimated useful life was effective in March 2015, resulting in a $3.0 million decrease in depreciation expense for the three months ended March 31, 2015 when compared to the prior year period. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

Also contributing to the decrease in depreciation expense was a $0.9 million impairment charge recorded during the three months ended March 31, 2014 related to an in-orbit satellite with which we lost communication in January 2014. We did not lose any satellites during the three months ended March 31, 2015.

In addition, amortization expense decreased by $3.0 million for the three months ended March 31, 2015 compared to the prior year period due to the completion of amortization of certain definite-lived intangible assets in 2014. These definite-lived intangible assets included customer relationships, intellectual property and software which were assigned fair value as a result of our 2009 acquisition of Iridium Holdings LLC and were fully amortized over useful lives of five years.

Other Income (Expense)

Interest Income, net

Interest income, net, increased by $0.6 million, or 94%, for the three months ended March 31, 2015 compared to the prior year period primarily due to the interest earned on our additional investments in marketable securities related to equity issuances in May 2014.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $0.9 million for the three months ended March 31, 2015 compared to $1.5 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Provision for Income Taxes

For the three months ended March 31, 2015, our income tax provision was $12.6 million, compared to $10.6 million for the prior year period. The change in the income tax provision is primarily related to an increase in our income before income taxes. The decrease in our effective tax rate is primarily related to non-deductible stock compensation in the prior year period. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $21.0 million for the three months ended March 31, 2015, an increase of $7.5 million from the prior year period. This increase in net income was driven by a $6.9 million decrease in depreciation and amortization, a $3.3 million decrease in cost of subscriber equipment, and a $2.0 million favorable impact of the current EMSS contract. The increases in net income were partially offset by a $3.6 million decrease in subscriber equipment revenues and a $2.0 million increase in research and development expenses due to Iridium NEXT development projects.

Liquidity and Capital Resources

As of March 31, 2015, our total cash and cash equivalents balance was $217.8 million, and our marketable securities balance was $270.4 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, interest payments on the Credit Facility, and dividends payable on our Series A Preferred Stock and Series B Preferred Stock.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under the Credit Facility, together with cash and marketable securities on hand, and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME. We currently use the Credit Facility to pay 85% of each invoice we receive from Thales under our contract for the development and construction of our Iridium NEXT satellites, with the remaining 15% funded from cash, cash equivalents and marketable securities on hand. We also utilize the Credit Facility to fund the COFACE insurance premiums and a portion of the interest under the Credit Facility. Once the Credit Facility is fully drawn, we expect to pay 100% of each invoice we receive from Thales and all interest on the Credit Facility from cash, cash equivalents and marketable securities on hand, and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME.

The Credit Facility contains borrowing restrictions, including financial performance covenants and covenants relating to hosted payloads, and there can be no assurance that we will be able to continue to borrow funds under the Credit Facility. There can also be no assurance that our internally generated cash flows, including those from Iridium PRIME and hosted payloads on our Iridium NEXT satellites, will meet our current expectations. If we do not generate sufficient cash flows, or if the cost of implementing Iridium NEXT or the other elements of our business plan are higher than anticipated, we may need further external funding. Our ability to obtain additional funding may be adversely affected by a number of factors, including global economic conditions, and such funding may not be available on reasonable terms or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT development. Our liquidity and our ability to fund our liquidity requirements also depend on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $7.00 per share. Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. For each full quarter that the Series A Preferred Stock is outstanding, and assuming that no shares of Series A Preferred Stock have been converted into shares of our common stock, we are required to pay cash dividends of $1.75 million. We expect that we will satisfy dividend requirements, if and when declared, from internally generated cash flows.

Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $16.875 per share. Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15, beginning September 15, 2014. For each full quarter that the Series B Preferred Stock is outstanding, and assuming that no shares of Series B Preferred Stock have been converted into shares of our common stock, we are required to pay cash dividends of $2.1 million. We expect that we will satisfy dividend requirements, if and when declared, from internally generated cash flows.

As of March 31, 2015, we had borrowed a total of $1,313.8 million under the Credit Facility. The unused portion of the Credit Facility as of March 31, 2015 was $486.2 million. Under the terms of the Credit Facility, a minimum cash reserve for debt service of $88.5 million as of March 31, 2015 was maintained and classified as restricted cash. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended and restated in May 2014, include:

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

Our available cash balance, as defined by the Credit Facility, was $303.3 million as of March 31, 2015. Our debt-to-equity ratio was 0.47 to 1 as of December 31, 2014, the last date at which it was measured. We were also in compliance with the operational EBITDA covenant and the annual capital expenditure covenant as of December 31, 2014, the last date at which they were measured.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2014, the last date at which it was measured, we had an available cure amount of $7.5 million, though it was not required to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2015	2014	Change
	(in thousands)
Cash provided by operating activities	$51,531	$42,465	$9,066
Cash used in investing activities	$(59,463)	$(52,661)	$(6,802)
Cash provided by financing activities	$14,576	$8,338	$6,238

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 increased by $9.1 million from the prior year period. This increase was principally due to the timing of cash collections for customer-related receivables, a $3.0 million payment to SpaceX made in the first quarter of 2014 that did not recur in first quarter of 2015 for the reservation of additional future satellite launches, increase in interest income on our marketable securities, and a decrease in undrawn credit facility fees as the Company continues to draw on the Credit Facility.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 increased by $6.8 million compared to the prior year period primarily due to a $15.3 million increase in net purchases of marketable securities, partially offset by a $5.7 million decrease in capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 increased by $6.2 million from the prior year period primarily due to a $10.9 million decrease in the cash deposited into our minimum cash reserve required under our Credit Facility as amended in the May 2014 Credit Facility agreement. This financing cash flow increase was partially offset by a $2.9 million decrease in borrowings under the Credit Facility and a $2.1 million increase in dividends paid due to the May 2014 issuance of our Series B Preferred Stock.

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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The FASB proposed to defer the effective date of ASU 2014-09 for public entities to be effective for annual and interim periods beginning after December 15, 2017. Early adoption would be permitted no earlier than the original effective date beginning after December 15, 2016. ASU 2014-09 becomes effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method, and we are currently evaluating the effect, if any, that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, or ASU 2015-02. ASU 2015-02 amends the consolidation requirements in ASC 810 –Consolidation. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception for certain entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the effect, if any, that ASU 2015-02 will have on our consolidated financial statements and related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the three months ended March 31, 2015, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We had borrowed $1,313.8 million under the Credit Facility as of March 31, 2015. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended March 31, 2015, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by approximately $0.2 million for the three months ended March 31, 2015.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. At times we maintain cash and cash equivalent deposit balances in excess of Federal Deposit Insurance Corporation limits, and we may have marketable securities balances in excess of Securities Investment Protection Corporation limits. However, we maintain our cash, cash equivalents and marketable securities with financial institutions with high credit ratings. The majority of our cash is swept nightly into funds that invest in or are collateralized by U.S government-backed securities. We invest in marketable securities consisting of U.S. treasury notes, fixed income debt instruments and commercial paper debt instruments with fixed interest rates and maturity dates within three years of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2014. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of March 31, 2015, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On October 7, 2014, Kappa Digital, LLC filed a complaint for patent infringement against us in the United States District Court for the Eastern District of Texas - Marshall Division. In this action, Kappa Digital alleged that our products, services and/or systems infringe its U.S. Patent No. 6,349,135, entitled “Method And System For A Wireless Digital Message Service.” Kappa Digital sought a judgment that we have infringed on its patent and is seeking a permanent injunction enjoining us from further infringement, as well as damages, costs, expenses, interest and attorneys’ fees. On February 25, 2015, the parties filed a joint motion to dismiss the case without prejudice, which the court granted. Kappa Digital retains the right to file a new complaint with the same allegations, but has not done so.

ITEM 1A.	RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015. There have been no material changes from the risk factors described in the annual report.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: April 30, 2015

EXHIBIT INDEX

Exhibit	Description

10.1	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, dated as of January 14, 2015.

10.2†	Amendment No. 23 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated January 30, 2015.

10.3	Amendment No. 6 to Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, effective as of April 1, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on April 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i)	Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014;
(ii)	Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014;
(iii)	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and
(iv)	Notes to Condensed Consolidated Financial Statements.

†	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

