Form 10-Q
period 2015-06-30
Iridium Communications Inc.
filed 2015-07-30
CIK 1418819

ar

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 28, 2015 was 94,850,074.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$198,874	$211,249
Marketable securities	277,974	261,136
Accounts receivable, net	56,634	50,672
Inventory	32,172	28,433
Deferred income tax assets, net	15,630	11,009
Prepaid expenses and other current assets	10,334	10,614
Total current assets	591,618	573,113
Property and equipment, net	2,140,808	1,971,839
Restricted cash	88,603	86,104
Other assets	8,449	7,726
Intangible assets, net	46,984	47,416
Deferred financing costs	132,505	136,444
Goodwill	87,039	87,039
Total assets	$3,096,006	$2,909,681

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,637	$17,677
Accrued expenses and other current liabilities	33,316	38,419
Interest payable	10,897	9,589
Deferred revenue	38,148	36,665
Total current liabilities	109,998	102,350
Accrued satellite operations and maintenance expense, net
of current portion	14,716	15,051
Credit facility	1,393,149	1,291,401
Deferred income tax liabilities, net	277,312	245,042
Deferred revenue, net of current portion	20,820	20,689
Other long-term liabilities	3,311	3,284
Total liabilities	1,819,306	1,677,817

Commitments and contingencies

Stockholders' equity:
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized,
issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 500 shares
authorized, issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 94,847
and 93,905 shares issued and outstanding, respectively	95	94
Additional paid-in capital	1,040,013	1,033,176
Retained earnings	240,803	201,514
Accumulated other comprehensive loss, net of tax	(4,211)	(2,920)
Total stockholders' equity	1,276,700	1,231,864
Total liabilities and stockholders' equity	$3,096,006	$2,909,681

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue:
Services	$78,016	$76,217	$153,440	$149,647
Subscriber equipment	18,768	20,333	35,308	40,490
Engineering and support services	5,135	5,971	10,178	10,416
Total revenue	101,919	102,521	198,926	200,553

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	14,320	16,730	29,202	30,933
Cost of subscriber equipment	9,281	13,268	19,928	27,180
Research and development	4,422	4,645	8,548	6,766
Selling, general and administrative	18,742	18,493	39,266	37,679
Depreciation and amortization	12,820	19,672	26,175	39,938
Total operating expenses	59,585	72,808	123,119	142,496

Operating income	42,334	29,713	75,807	58,057

Other income (expense):
Interest income, net	792	725	2,029	1,362
Undrawn credit facility fees	(930)	(1,460)	(1,847)	(2,959)
Other income (expense), net	215	(3,789)	1	(4,139)
Total other income (expense)	77	(4,524)	183	(5,736)
Income before income taxes	42,411	25,189	75,990	52,321
Provision for income taxes	(16,423)	(10,170)	(28,983)	(20,759)
Net income	25,988	15,019	47,007	31,562
Series A Preferred Stock dividends	1,750	1,750	3,500	3,500
Series B Preferred Stock dividends	2,109	1,102	4,218	1,102
Net income attributable to common stockholders	$22,129	$12,167	$39,289	$26,960

Weighted average shares outstanding - basic	95,064	86,793	94,797	81,964
Weighted average shares outstanding - diluted	123,196	95,653	122,771	86,444
Net income attributable to common stockholders per share - basic	$0.23	$0.14	$0.41	$0.33
Net income attributable to common stockholders per share - diluted	$0.21	$0.14	$0.38	$0.32

Comprehensive income:
Net income	$25,988	$15,019	$47,007	$31,562
Foreign currency translation adjustments, net of tax	22	274	(1,379)	430
Unrealized gain on marketable securities, net of tax	27	2	88	62
Comprehensive income	$26,037	$15,295	$45,716	$32,054

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net cash provided by operating activities	$92,714	$91,197

Cash flows from investing activities:
Capital expenditures	(174,206)	(108,073)
Purchases of marketable securities	(130,977)	(120,473)
Sales and maturities of marketable securities	113,441	32,740
Net cash used in investing activities	(191,742)	(195,806)

Cash flows from financing activities:
Borrowings under the Credit Facility	101,748	45,222
Payment of deferred financing fees	(6,584)	(4,560)
Restricted cash deposits	(2,500)	(13,362)
Releases from restricted cash	-	11,009
Proceeds from exercise of stock options	2,074	173
Tax payment upon settlement of stock awards	(796)	(37)
Excess tax benefits from stock-based compensation	697	-
Payment of Series A Preferred Stock dividends	(3,500)	(3,500)
Payment of Series B Preferred Stock dividends	(4,218)	-
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	-	120,753
Proceeds from issuance of common stock, net of issuance costs	-	98,897
Net cash provided by financing activities	86,921	254,595

Effect of exchange rate changes on cash and cash equivalents	(268)	-

Net increase (decrease) in cash and cash equivalents	(12,375)	149,986
Cash and cash equivalents, beginning of period	211,249	186,342
Cash and cash equivalents, end of period	$198,874	$336,328

Supplemental cash flow information:
Interest paid	$8,911	$7,271
Income taxes paid	$1,140	$273

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$24,803	$9,172
Interest capitalized but not paid	$10,897	$8,706
Capitalized amortization of deferred financing costs	$10,523	$4,897
Capitalized paid-in-kind interest	$20,282	$16,542
Capitalized stock-based compensation	$623	$597

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292
Dividends accrued on Series B Preferred Stock	$352	$1,102

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

In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 26, 2015.

2. Significant Accounting Policies

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income.  The Company experienced a $4.6 million decrease in its warranty provision for the six months ended June 30, 2015 compared to the prior year period. This decrease is primarily the result of fewer returns for the Iridium Pilot® units sold in 2014 and 2015, a decrease in the average repair costs, and a reduction in the Company’s estimate for future returns.  The June 2015 change in expected returns and lower repair costs reduced the warranty reserve for the three and six months ended June 30, 2015 by $1.4 million. Changes in the warranty reserve during the six months ended June 30, 2015 were as follows:

Six Months Ended
June 30, 2015
(in thousands)
Balance at beginning of the period	$7,381
Provision	(1,404)
Utilization	(1,551)
Balance at end of the period	$4,426

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

Depreciation and Amortization

The Company calculates depreciation expense using the straight line method and evaluates the appropriateness of the useful life used on a quarterly basis or as events occur that require additional assessment. In September 2014, March 2015, and again in June 2015, the Company updated its estimate of the current satellites’ remaining useful lives based on the continued refinement of the launch schedule and deployment plan for the Company’s next-generation satellite constellation (“Iridium NEXT”). As a result, the estimated useful lives of the satellites within the current constellation have been extended and are consistent with the expected deployment of Iridium NEXT. The changes in the estimated useful lives resulted in a decrease of $3.3 million and $6.3 million in depreciation expense for the three and six months ended June 30, 2015, respectively, compared to the prior year period. The June 2015 change in accounting estimate reduced the depreciation expense for the three and six months ended June 30, 2015 by $0.1 million and $0.1 million, respectively. The change in estimate will have an impact on future periods. The Company will continue to evaluate the useful lives of its current satellites on an ongoing basis through the full deployment of Iridium NEXT as the satellites are placed into service.

In January 2014, the Company lost communication with one of its in-orbit satellites. As a result, an impairment charge of $0.9 million was recorded within depreciation expense for the six months ended June 30, 2014. The Company had an in-orbit spare satellite available to replace the lost satellite. Through the date of the report in which these financial statements are included, the Company has not lost any satellites in 2015.

Amortization expense decreased by $3.1 million and $6.1 million for the three and six months ended June 30, 2015, respectively compared to the prior year period due to the completion of amortization of certain definite-lived intangible assets in 2014. These definite-lived intangible assets included customer relationships, intellectual property and software which were assigned fair values as a result of the Company’s 2009 acquisition of Iridium Holdings LLC and were amortized over useful lives of five years.

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

	June 30,	December 31,	Recurring Fair
	2015	2014	Value Measurement
	(in thousands)

Cash and cash equivalents:
Cash	$97,813	$86,792
Money market funds	95,613	105,497	Level 1
Commercial paper	5,448	18,960	Level 2
Total Cash and cash equivalents	$198,874	$211,249

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”) (see Note 4). As of June 30, 2015 and December 31, 2014, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $88.6 million and $86.1 million, respectively.

Marketable Securities

Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets on the accompanying condensed consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the three and six months ended June 30, 2015 and 2014. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that the decline in fair value of certain of its investments is temporary at June 30, 2015 as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

The following tables summarize the Company’s marketable securities:

	As of June 30, 2015
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$196,881	$270	$(58)	$197,093	Level 2
Commercial paper	65,944	-	(1)	65,943	Level 2
U.S. Treasury Notes	14,875	63	-	14,938	Level 2
Total Marketable Securities	$277,700	$333	$(59)	$277,974

	As of December 31, 2014
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$168,960	$397	$(314)	$169,043	Level 2
Commercial paper	78,915	-	-	$78,915	Level 2
U.S. Treasury Notes	13,127	53	(2)	13,178	Level 2
Total Marketable Securities	$261,002	$450	$(316)	$261,136

The following tables present the contractual maturities of the Company’s marketable securities:

	As of June 30, 2015		As of December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Mature within one year	$216,603	$216,764	$177,011	$177,145
Mature after one year and within three years	61,097	61,210	83,991	83,991
Total	$277,700	$277,974	$261,002	$261,136

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT, the Company’s next-generation satellite constellation. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend into the first quarter of 2018. As of June 30, 2015, the Company had made aggregate payments of $1,421.1 million to Thales, of which $1,205.0 million were from borrowings under the Credit Facility, and which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The Company currently uses the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, the Company expects to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flow, including potential cash flows from hosted payloads and Iridium PRIMESM.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches is $453.1 million. As of June 30, 2015, the Company had made aggregate payments of $178.7 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. In addition, the Company made a $3.0 million refundable deposit to SpaceX in the first quarter of 2014 for the reservation of additional future launches, which is not included in the total contract price.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement originally provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, the Company exercised an option for one launch to carry the first two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of June 30, 2015, the Company had made aggregate payments of $33.2 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The option to purchase two dedicated launches expired as of December 31, 2013. The Company has agreed with Kosmotras to extend the option to purchase the remaining three dedicated launches through a date to be determined.

Credit Facility

In October 2010, the Company entered into the Credit Facility with a syndicate of bank lenders (the “Lenders”). The Credit Facility was subsequently amended and restated in August 2012. In May 2014, the Company entered into a supplemental agreement (the “Supplemental Agreement”) with the Lenders under the Credit Facility to further amend and restate the Credit Facility. The Company had borrowed an aggregate total of $1,393.1 million as of June 30, 2015. The unused portion of the Credit Facility as of June 30, 2015 was $406.9 million. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for repayment. As of June 30, 2015, the minimum required cash reserve balance was $88.5 million. This amount is included in restricted cash in the accompanying condensed consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017.

Interest costs incurred under the Credit Facility were $15.6 million and $30.5 million for the three and six months ended June 30, 2015, respectively.  All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. The following table presents interest activity for the Credit Facility for the six months ended June 30, 2015 and 2014 payable via cash or deemed loan:

	Six Months Ended
	June 30, 2015
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$2,936	$6,653	$9,589
Interest incurred	9,301	21,200	30,501
Interest payments	(8,911)	(20,282)	(29,193)
Ending interest payable	$3,326	$7,571	$10,897

	Six Months Ended
	June 30, 2014
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$2,435	$5,543	$7,978
Interest incurred	7,499	17,042	24,541
Interest payments	(7,271)	(16,542)	(23,813)
Ending interest payable	$2,663	$6,043	$8,706

The Company is obligated to pay a cash commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. In April 2015, the Company paid $2.3 million as a semi-annual installment of the commitment fee. The commitment fee payable on the undrawn portion of the Credit Facility as of June 30, 2015 was $0.9 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

5. Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the condensed consolidated statements of operations and comprehensive income in a manner consistent with the classification of the recipient’s compensation. The expected vesting of the Company’s performance-based RSUs is based upon the likelihood that the Company achieves the defined performance goals. The level of achievement of performance goals, if any, is determined by the compensation committee of the Board of Directors. Stock-based awards to non-employee consultants are expensed at their fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

In May 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of June 30, 2015, 23,203,009 shares of common stock were authorized for issuance as awards under the 2015 Plan, of which 11,157,563 shares were reserved for issuance under outstanding awards.

In January 2015, members of the Company’s board of directors elected to receive a portion of their 2015 annual compensation in the form of equity awards, in an aggregate amount of approximately 103,000 stock options and 62,000 RSUs. These stock options and RSUs were granted in January 2015 under the 2012 Plan and vest through the end of 2015, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was $0.4 million. The estimated aggregate grant-date fair value of the RSUs was $0.6 million.

During the six months ended June 30, 2015, the Company granted approximately 637,000 stock options and 596,000 service-based RSUs to its employees. Employee stock options and service-based RSUs generally vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The estimated aggregate grant date fair values of the stock options and service-based RSUs granted during the six months ended June 30, 2015 were $2.6 million and $5.6 million, respectively.

In addition, in March 2015, the Company awarded approximately 161,000 performance-based RSUs to the Company’s executives. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Vesting of the March 2015 performance-based RSUs is dependent upon the Company’s achievement of defined performance goals over fiscal years 2015 and 2016. The number of performance-based RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the performance-based RSUs will vest at the end of two years and the remaining 50% will vest at the end of the third year, subject to continued service. The estimated aggregate grant date fair value of the performance-based RSUs granted in March 2015 was $1.5 million.

In June 2015, the Company granted 30,000 stock options to non-employee consultants. The stock options granted to consultants are generally subject to service-based vesting and vest quarterly over a two-year service period. The fair value of the consultant options is the then-current fair value attributable to the vesting portions of the awards, calculated using the Black-Scholes option pricing model. The estimated aggregate grant-date fair value of the stock options granted to non-employee consultants during the six months ended June 30, 2015 was $0.2 million.

In June 2014, the Company awarded performance-based RSUs to its executives and employees. Vesting of the June 2014 performance-based RSUs was dependent upon the Company’s achievement of defined performance goals for the 2014 fiscal year. The level of achievement of performance goals in connection with the June 2014 performance-based RSUs was determined by the compensation committee in March 2015. Approximately 304,000 of the June 2014 performance-based RSUs were vested and released in March 2015 at an estimated aggregate fair value of $2.4 million which was recognized as compensation expense over the vesting period.

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

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of June 30, 2015.

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

In 2014, the Company paid $7.0 million in cash dividends to its holders of Series A Preferred Stock. During the three and six months ended June 30, 2015, the Company paid cash dividends of $1.8 million and $3.5 million, respectively, to holders of the Series A Preferred Stock. As of June 30, 2015 and December 31, 2014, the Company had accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.

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

In 2014, the Company paid $5.0 million in cash dividends to its holders of Series B Preferred Stock. During the three and six months ended June 30, 2015, the Company paid cash dividends of $2.1 million and $4.2 million, respectively, to holders of the Series B Preferred Stock; the Company paid no dividends during the six months ended June 30, 2014. As of June 30, 2015, the Company had accrued $0.4 million in cash dividends for the holders of the Series B Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.

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

The computations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,
	2015	2014
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$22,129	$12,167
Net income allocated to participating securities	(11)	(11)
Numerator for basic net income per share	22,118	12,156
Dividends on Series A Preferred Stock	1,750	-
Dividends on Series B Preferred Stock	2,109	1,102
Numerator for diluted net income per share	$25,977	$13,258

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	95,064	86,793
Dilutive effect of stock options	786	9
Dilutive effect of contingently issuable shares	16	27
Dilutive effect of Series A Preferred Stock	10,602	-
Dilutive effect of Series B Preferred Stock	16,728	8,824
Denominator for diluted net income per share	123,196	95,653

Net income per share attributable to common stockholders - basic	$0.23	$0.14
Net income per share attributable to common stockholders - diluted	$0.21	$0.14

For the three months ended June 30, 2015, 1.5 million unvested RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

For the three months ended June 30, 2014, warrants to purchase 0.3 million shares of common stock and options to purchase 4.3 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. In addition, 10.6 million shares of Series A Preferred Stock, which represent the weighted-average number of shares of common stock calculated using the as-if converted method, were also excluded from the calculation of diluted net income per share for the three months ended June 30, 2014, as the effect would be anti-dilutive. For the three months ended June 30, 2014, 1.4 million unvested RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share.

	Six Months Ended June 30,
	2015	2014
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$39,289	$26,960
Net income allocated to participating securities	(22)	(30)
Numerator for basic net income per share	39,267	26,930
Dividends on Series A Preferred Stock	3,500	-
Dividends on Series B Preferred Stock	4,218	1,102
Numerator for diluted net income per share	$46,985	$28,032

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	94,797	81,964
Dilutive effect of stock options	621	4
Dilutive effect of contingently issuable shares	23	40
Dilutive effect of Series A Preferred Stock	10,602	-
Dilutive effect of Series B Preferred Stock	16,728	4,436
Denominator for diluted net income per share	122,771	86,444

Net income per share attributable to common stockholders - basic	$0.41	$0.33
Net income per share attributable to common stockholders - diluted	$0.38	$0.32

For the six months ended June 30, 2015, warrants to purchase 0.1 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. For the six months ended June 30, 2015, 1.4 million unvested RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share.

For the six months ended June 30, 2014, warrants to purchase 0.3 million shares of common stock and options to purchase 4.8 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. In addition, 10.6 million shares of Series A Preferred Stock, which represent the weighted-average number of shares of common stock calculated using the as-if converted method, were also excluded from the calculation of diluted net income per share for the six months ended June 30, 2014, as the effect would be anti-dilutive. For the six months ended June 30, 2014, 1.3 million unvested RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 26, 2015 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on February 26, 2015, and in this Quarterly report, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing 75 service providers, more than 190 value-added resellers, or VARs, and 50 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At June 30, 2015, we had approximately 766,000 billable subscribers worldwide, representing an increase of 9% from approximately 705,000 billable subscribers at June 30, 2014. We have a diverse customer base, with end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

In December 2015, we expect to begin launching our new satellite constellation, Iridium NEXT. Iridium NEXT will maintain the architecture of our current constellation, with 66 in-orbit satellites, as well as six in-orbit spares, and we are building nine ground spares. We have contracted with Thales Alenia Space France, or Thales, to construct the Iridium NEXT satellites, which are designed to be compatible with our current constellation and current end-user equipment, so that as the Iridium NEXT satellites are launched, they will replace satellites in the current constellation without affecting the service to our end users. We plan to deploy the first two satellites on a Dnepr rocket launched by International Space Company Kosmotras, or Kosmotras, with the remaining 70 satellites to be deployed on seven Falcon 9 rockets launched by Space Exploration Technologies Corporation, or SpaceX. We expect to complete the deployment of the Iridium NEXT constellation in 2017. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through deployment to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion credit facility, or the Credit Facility, together with cash on hand and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIMESM.

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

Recent Developments

Iridium NEXT

As described above, we expect to begin launching our new satellite constellation, Iridium NEXT, by the end of 2015. Iridium NEXT satellites are under various stages of construction at the assembly, integration and test facility; our ground infrastructure upgrades are complete, and our Satellite Network Operations Center is ready to support Iridium NEXT. Most major hardware components have been qualified and the platform software is being tested. We are testing the new satellites for flight-readiness and to ensure they are compatible with our existing constellation.  A number of key flight components, including the Aireon payload, onboard processor, spacecraft bus and main mission antenna, have also been manufactured in sufficient quantities to prepare for high-rate production.

As a result of the refinement of the Iridium NEXT launch schedule during the second quarter of 2015, we updated the estimated useful lives of the current satellites and extended the life to be consistent with the expected deployment of Iridium NEXT. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

We are required by the Credit Facility to obtain, at least three months prior to the first launch of Iridium NEXT satellites, insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites on all eight of our planned launches. This Credit Facility requirement contains certain additional requirements for the underlying terms of such insurance, as well as contemplating  an element of self-insurance on the use of our nine ground spares and an initial relaunch right that we purchased under our launch services agreement with SpaceX.  We are placing the insurance with a number of different insurers, each of which insures a percentage of the full package of eight launches.  To date, we have placed over 60% of the insurance for all eight launches in the manner described below, and we continue to work to bind additional insurers.

The coverage we have obtained uses three coordinated policies to cover the Dnepr launch, the Falcon launches, and a constellation aggregate insurance policy, or CAI.  The Dnepr policy covers the launch and first twelve months of in-orbit operation for the two satellites to be launched on the Dnepr rocket, with no deductibles. The Falcon policy covers the launch and first twelve months of in-orbit operation for the 70 satellites to be launched on seven Falcon rockets.  The Falcon policy provides that the first loss due to a launch failure would be covered using our nine ground spares and the initial relaunch right under our SpaceX agreement (which is part of the overall cost of the existing SpaceX agreement), with insurance proceeds paying for the 10th satellite.  The policy specifies that for subsequent launch losses and for in-orbit losses, we would recover insurance proceeds for the satellites and rocket costs, subject to a “franchise” deductible of two satellites per batch of ten satellites.  This means that we would not recover under the Falcon policy if there are one or two losses in a batch of ten satellites launched on the same rocket, but on the third such loss, we would recover the cost of three satellites and a pro-rated portion of a launch.  In addition, each loss thereafter from that batch would be covered.

The CAI policy covers partial satellite failures under the Dnepr policy and all losses under the Falcon policy that do not result in a payout under those individual policies, subject to a franchise deductible of five satellites.  This means that if the losses that were not paid out under the Dnepr and Falcon policies add up to an aggregate of six satellites, we would recover the cost of six satellites and a launch.  The policy provides that the franchise would then start over again, so that on the twelfth such loss, we would recover for the cost of another six satellites and a launch.  After the second franchise, the policy provides that we would recover for each additional lost satellite.

There is an additional element of self-insurance under each of the Falcon policy and the CAI policy, which provide that in the event we have not consumed ground spares due to launch losses, our first recovery for in-orbit losses would be reduced by the value of three satellites, and we would use our ground spares to replace those satellites.  If we had a subsequent launch failure, we would recover for the value of those three additional satellites to make up for the consumed ground spares.

As noted above, to date we have placed over 60% of the insurance for all eight launches.  In addition, one of the requirements under the Credit Facility is that our insurance cover the premiums for launch insurance on relaunches, which we had planned to place as a supplement to the coverage described above.  As a result of changing conditions in the space insurance market, we do not believe we will be able to complete the full placement of insurance prior to the first launch, and we may not be able to place the supplemental insurance for launch premiums on relaunches at all.  We are working with our lenders and insurers on a plan to place the remaining portion of the insurance in batches of one or more launches. These changes to our insurance plan will require a waiver of the Credit Facility requirements, and, if we experience problems with our early launches, it could expose us to increased costs.  For more information, see “Risk Factors – We do not expect to be able to fully insure all of our Iridium NEXT launches prior to the first launch, as a result of which we will need to obtain a waiver from our lenders under the Credit Facility and may be subject to increased costs,” below.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;
•	increased demand for communications services by disaster and relief agencies, and emergency first responders;
•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;
•	a growing number of new products and services and related applications;
•	improved data transmission speeds for mobile satellite service offerings;
•	regulatory mandates requiring the use of mobile satellite services;
•	a general reduction in prices of mobile satellite services and subscriber equipment; and
•	geographic market expansion through the ability to offer our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop Iridium NEXT and related ground infrastructure, and to develop new and innovative products and services for Iridium NEXT;
•	our ability to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites;
•	our ability to fully insure our Iridium NEXT launches on commercially reasonable terms;
•

our ability to generate sufficient internal cash flows, including potential cash flows from hosted payloads and Iridium PRIME, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	Aireon LLC’s ability to successfully develop and market its space-based ADS-B global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;
•	Aireon’s ability to raise sufficient funds to pay hosting fees to us;
•	our ability to maintain the health, capacity, control and level of service of our existing satellite network through the transition to Iridium NEXT;
•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;
•	our reliance on a single primary commercial gateway and a primary satellite network operations center;
•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;
•	market acceptance of our products;
•	regulatory requirements in existing and new geographic markets;
•	rapid and significant technological changes in the telecommunications industry;
•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;
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

Comparison of Our Results of Operations for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
		% of Total		% of Total	Change
($ in thousands)	2015	Revenue	2014	Revenue	Dollars	Percent
Revenue:
Services	$78,016	77%	$76,217	74%	$1,799	2%
Subscriber equipment	18,768	18%	20,333	20%	(1,565)	(8%)
Engineering and support services	5,135	5%	5,971	6%	(836)	(14%)
Total revenue	101,919	100%	102,521	100%	(602)	(1%)

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	14,320	14%	16,730	16%	(2,410)	(14%)
Cost of subscriber equipment	9,281	9%	13,268	13%	(3,987)	(30%)
Research and development	4,422	4%	4,645	5%	(223)	(5%)
Selling, general and administrative	18,742	18%	18,493	18%	249	1%
Depreciation and amortization	12,820	13%	19,672	19%	(6,852)	(35%)
Total operating expenses	59,585	58%	72,808	71%	(13,223)	(18%)

Operating income	42,334	42%	29,713	29%	12,621	42%

Other income (expense):
Interest income, net	792	1%	725	1%	67	9%
Undrawn credit facility fees	(930)	(1%)	(1,460)	(1%)	530	(36%)
Other income (expense), net	215	0%	(3,789)	(4%)	4,004	(106%)
Total other income (expense)	77	0%	(4,524)	(4%)	4,601	(102%)
Income before income taxes	42,411	42%	25,189	25%	17,222	68%
Provision for income taxes	(16,423)	(16%)	(10,170)	(10%)	(6,253)	61%
Net income	$25,988	26%	$15,019	15%	$10,969	73%

Revenue

Total revenue decreased 1% to $101.9 million for the three months ended June 30, 2015 compared to $102.5 million for the three months ended June 30, 2014. This decrease in revenue was primarily due to a decrease in subscriber equipment revenue and engineering and support service revenue, partially offset by an increase in government service revenue.

Commercial Service Revenue

	Three Months Ended
	June 30, 2015			June 30, 2014			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$44.6	359	$41	$45.7	352	$44	$(1.1)	7	$(3)
Commercial M2M data	15.4	342	15	14.5	298	17	0.9	44	(2)
Total Commercial	$60.0	701		$60.2	650		$(0.2)	51

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)

Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

For the three months ended June 30, 2015, commercial voice and data revenue decreased primarily due to lower airtime usage and decline in value of the Russian ruble against the U.S. dollar, partially offset by an increase in both commercial voice and data subscribers.

For the three months ended June 30, 2015, commercial M2M data revenue increased primarily due to a 15% increase in commercial M2M data billable subscribers, partially offset by a decline in the related ARPU due to the growth in subscribers using lower priced plans.

We anticipate continued growth in billable commercial subscribers for the remainder of 2015.

Government Service Revenue

Three Months Ended
	June 30, 2015		June 30, 2014		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$18.0	65	$16.0	55	$2.0	10

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the three months ended June 30, 2015 increased to $18.0 million from $16.0 million in the prior year period as a result of an automatic price increase under the Enhanced Mobile Satellite Services, or EMSS, contract with the U.S. government’s Defense Information Systems Agency. Under this contract, revenue is a fixed monthly amount and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the current EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties. We anticipate government service revenue for the full year 2015 to exceed 2014.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased $1.6 million, or 8%, for the three months ended June 30, 2015 compared to the prior year period. The decrease was primarily due to lower handset unit sales.

Engineering and Support Service Revenue

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
	(In millions)
Government	$5.1	$5.5	$(0.4)
Commercial	0.1	0.5	(0.4)
Total	$5.2	$6.0	$(0.8)

Engineering and support service revenue decreased by $0.8 million for the three months ended June 30, 2015 compared to the prior year period as a result of nearing the completion of the U.S. Department of Defense’s gateway modernization efforts as we transition to Iridium NEXT capabilities.  We also completed a specific commercial project in July 2014, resulting in revenue in the prior year period that did not recur in 2015. We anticipate an increase in the scope of work for government contracts in 2015 resulting in overall growth in engineering and support service revenue compared to 2014.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased $2.4 million, or 14%, for the three months ended June 30, 2015 from the prior year period primarily due to lower costs on fixed price government contracts.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased by $4.0 million, or 30%, for the three months ended June 30, 2015 compared to the prior year period. This decrease was primarily due to a $2.1 million decline in the warranty provision for our Iridium OpenPort terminals and to decreased costs on a lower volume of handset and Iridium Pilot sales.

Research and Development

Research and development expenses decreased by $0.2 million, or 5%, for the three months ended June 30, 2015 compared to the prior year period due to a decrease in commercial push-to-talk development offset by increases in Iridium NEXT projects, including development costs associated with enabling faster data speeds on our equipment.

Depreciation and Amortization

Depreciation and amortization expense decreased by $6.9 million, or 35%, for the three months ended June 30, 2015 compared to the prior year period. Of the total decrease for the three months ended June 30, 2015, $3.8 million was related to depreciation and amortization accounted for the remaining $3.1 million decrease. The decrease in depreciation was primarily due to a change in the estimated useful lives of the satellites within our current constellation. During the third quarter of 2014, the first quarter of 2015 and again in the second quarter of 2015, we updated our analysis of the current satellites’ remaining useful lives. Based on the results of the continued refinement of the Iridium NEXT launch schedule and deployment plan, the estimated useful lives of the satellites within our current constellation were extended and are consistent with the expected deployment of Iridium NEXT. These changes in estimated useful life resulted in a $3.3 million decrease in depreciation expense for the three months ended June 30, 2015 when compared to the prior year period. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

In addition, amortization expense decreased by $3.1 million for the three months ended June 30, 2015 compared to the prior year period due to the completion of amortization of certain definite-lived intangible assets in 2014. These definite-lived intangible assets included customer relationships, intellectual property and software which were assigned fair value as a result of our 2009 acquisition of Iridium Holdings LLC and were fully amortized over useful lives of five years.

Other Income (Expense)

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $0.9 million for the three months ended June 30, 2015 compared to $1.5 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Provision for Income Taxes

For the three months ended June 30, 2015, our income tax provision was $16.4 million, compared to $10.2 million for the prior year period.  The change in the income tax provision is primarily related to an increase in our income before income taxes.  If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $26.0 million for the three months ended June 30, 2015, an increase of $11.0 million from the prior year period. This increase in net income was driven by a $6.9 million decrease in depreciation and amortization, a $4.0 million decrease in cost of subscriber equipment, and a $2.0 million favorable impact of the current EMSS contract. The increases in net income were partially offset by a $1.6 million decrease in subscriber equipment revenues.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
		% of Total		% of Total	Change
($ in thousands)	2015	Revenue	2014	Revenue	Dollars	Percent
Revenue:
Services	$153,440	77%	$149,647	75%	$3,793	3%
Subscriber equipment	35,308	18%	40,490	20%	(5,182)	(13%)
Engineering and support services	10,178	5%	10,416	5%	(238)	(2%)
Total revenue	198,926	100%	200,553	100%	(1,627)	(1%)

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	29,202	15%	30,933	15%	(1,731)	(6%)
Cost of subscriber equipment	19,928	10%	27,180	14%	(7,252)	(27%)
Research and development	8,548	4%	6,766	3%	1,782	26%
Selling, general and administrative	39,266	20%	37,679	19%	1,587	4%
Depreciation and amortization	26,175	13%	39,938	20%	(13,763)	(34%)
Total operating expenses	123,119	62%	142,496	71%	(19,377)	(14%)

Operating income	75,807	38%	58,057	29%	17,750	31%

Other income (expense):
Interest income, net	2,029	1%	1,362	1%	667	49%
Undrawn credit facility fees	(1,847)	(1%)	(2,959)	(2%)	1,112	(38%)
Other income (expense), net	1	0%	(4,139)	(2%)	4,140	(100%)
Total other income (expense)	183	0%	(5,736)	(3%)	5,919	(103%)
Income before income taxes	75,990	38%	52,321	26%	23,669	45%
Provision for income taxes	(28,983)	(15%)	(20,759)	(10%)	(8,224)	40%
Net income	$47,007	23%	$31,562	16%	$15,445	49%

Revenue

Total revenue decreased 1% to $198.9 million for the six months ended June 30, 2015 compared to $200.6 million for the six months ended June 30, 2014. This decrease in revenue was primarily due to a $5.2 million decrease in subscriber equipment revenue, partially offset by a $4.0 million increase in government service revenue.

Commercial Service Revenue

	Six Months Ended
	June 30, 2015			June 30, 2014			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$87.4	359	$41	$89.6	352	$43	$(2.2)	7	$(2)
Commercial M2M data	$30.0	342	15	28.0	298	16	2.0	44	(1)
Total Commercial	$117.4	701		$117.6	650		$(0.2)	51

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)

ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

For the six months ended June 30, 2015, commercial voice and data revenue decreased primarily due to lower airtime usage and decline in value of the Russian ruble against the U.S. dollar, partially offset by an increase in both commercial voice and data subscribers.

For the six months ended June 30, 2015, commercial M2M data revenue increased primarily due to a 15% increase in commercial M2M data billable subscribers, partially offset by a decline in the related ARPU due to the growth in subscribers using lower priced plans.

Government Service Revenue

Six Months Ended
	June 30, 2015		June 30, 2014		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$36.0	65	$32.0	55	$4.0	10

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the six months ended June 30, 2015 increased to $36.0 million from $32.0 million in the prior year period as a result of the automatic price increase under the EMSS contract described above.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased $5.2 million, or 13%, for the six months ended June 30, 2015 compared to the prior year period. The decrease was primarily due to lower handset unit sales.

Engineering and Support Service Revenue

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
	(In millions)
Government	$9.6	$9.4	$0.2
Commercial	0.6	1.0	(0.4)
Total	$10.2	$10.4	$(0.2)

Engineering and support service revenue decreased by $0.2 million for the six months ended June 30, 2015 compared to the prior year period as a result of the completion of a specific commercial project in July 2014, offset by an increase in government revenue resulting from the U.S. Department of Defense’s gateway modernization efforts as we transition to Iridium NEXT capabilities during 2015. We anticipate an increase in the scope of work for government contracts in 2015 resulting in overall growth in engineering and support service revenue compared to 2014.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) decreased $1.7 million, or 6%, for the six months ended June 30, 2015 from the prior year period primarily due to lower costs on fixed price government contracts.

Cost of Subscriber Equipment

Cost of subscriber equipment decreased by $7.3 million, or 27%, for the six months ended June 30, 2015 compared to the prior year period. This decrease was primarily due to a decline in the warranty provision for our Iridium OpenPort terminals and to decreased costs on a lower volume of handset and Iridium Pilot sales.

Research and Development

Research and development expenses increased by $1.8 million, or 26%, for the six months ended June 30, 2015 compared to the prior year period due to Iridium NEXT projects, including development costs associated with enabling faster data speeds on our equipment.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $1.6 million, or 4%, for the six months ended June 30, 2015 compared to the prior year period, primarily due to an increase in employee-related costs including stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $13.8 million, or 34%, for the six months ended June 30, 2015 compared to the prior year period. Of the total decrease for the six months ended June 30, 2015, $7.7 million was related to depreciation and amortization accounted for the remaining $6.1 million decrease. The decrease in depreciation was primarily due to the change in the estimated useful lives of the satellites within our current constellation as described above. These changes in estimated useful life resulted in a $6.3 million decrease in depreciation expense for the six months ended June 30, 2015 when compared to the prior year period. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

Also contributing to the decrease in depreciation expense was a $0.9 million impairment charge recorded during the six months ended June 30, 2014 related to an in-orbit satellite with which we lost communication in January 2014. We did not lose any satellites during the six months ended June 30, 2015.

In addition, amortization expense decreased by $6.1 million for the six months ended June 30, 2015 compared to the prior year period due to the completion of amortization of certain definite-lived intangible assets in 2014. These definite-lived intangible assets included customer relationships, intellectual property and software which were assigned fair value as a result of our 2009 acquisition of Iridium Holdings LLC and were fully amortized over useful lives of five years.

Other Income (Expense)

Interest Income, net

Interest income, net, increased by $0.7 million, or 49%, for the six months ended June 30, 2015 compared to the prior year period primarily due to the interest earned on our additional investments in marketable securities purchased from the proceeds of the equity issuances in May 2014.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $1.8 million for the six months ended June 30, 2015 compared to $3.0 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Provision for Income Taxes

For the six months ended June 30, 2015, our income tax provision was $29.0 million, compared to $20.8 million for the prior year period.   The change in the income tax provision is primarily related to an increase in our income before taxes. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $47.0 million for the six months ended June 30, 2015, an increase of $15.4 million from the prior year period. This increase in net income was driven by a $13.8 million decrease in depreciation and amortization and a $7.3 million decrease in cost of subscriber equipment.  The increases in net income were partially offset by a $5.2 million decrease in subscriber equipment revenues.

Liquidity and Capital Resources

As of June 30, 2015, our total cash and cash equivalents balance was $198.9 million, and our marketable securities balance was $278.0 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, interest payments on the Credit Facility, and dividends payable on our Series A Preferred Stock and Series B Preferred Stock.

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

As of June 30, 2015, we had borrowed a total of $1,393.1 million under the Credit Facility. The unused portion of the Credit Facility as of June 30, 2015 was $406.9 million. Under the terms of the Credit Facility, a minimum cash reserve for debt service of $88.5 million as of June 30, 2015 was maintained and classified as restricted cash. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended and restated in May 2014, include:

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

Our available cash balance, as defined by the Credit Facility, was $272.9 million as of June 30, 2015. Our debt-to-equity ratio was 0.48 to 1 as of June 30, 2015. We were in compliance with the operational EBITDA covenant set forth above as of June 30, 2015. We were also in compliance with the annual capital expenditure covenant as of December 31, 2014, the last point at which it was measured.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of June 30, 2015, we had an available cure amount of $12.9 million, though it was not required to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)
Cash provided by operating activities	$92,714	$91,197	$1,517
Cash used in investing activities	$(191,742)	$(195,806)	$4,064
Cash provided by financing activities	$86,921	$254,595	$(167,674)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 increased by $1.5 million from the prior year period. This increase was principally due to timing of cash collections for customer-related receivables, a payment to SpaceX made in the first half of 2014 that did not recur in first half of 2015 for the reservation of additional future satellite launches, offset by the intentional increase in certain products as we transition contract manufacturers and cash receipts from Harris received in the first half of 2014 that did not recur in the first half of 2015 for hosted payload activity.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 decreased by $4.1 million compared to the prior year period primarily due a $70.2 million increase in net sales of marketable securities, offset by a $66.1 million increase in capital expenditures primarily related to Iridium NEXT.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015 decreased by $167.7 million from the prior year period primarily due to the receipt of net proceeds of $219.7 million from the sale of our common stock and Series B Preferred Stock during the second quarter of 2014, offset by the $56.5 million increase in borrowings under our credit facility in 2015.

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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09,  that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 for public entities to be effective for annual and interim periods beginning after December 15, 2017. Early adoption would be permitted no earlier than the original effective date beginning after December 15, 2016. ASU 2014-09 becomes effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method, and we are currently evaluating the effect, if any, that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest: Imputation of Interest, or ASU 2015-03.  ASU 2015-03 amends the presentation of the cost of issuing debt on balance sheets. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the effect that ASU 2015-03 will have on our consolidated financial statements and related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the three months ended June 30, 2015, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We had borrowed $1,393.1 million under the Credit Facility as of June 30, 2015. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended June 30, 2015, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by approximately $0.2 million for the three months ended June 30, 2015.

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

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of June 30, 2015, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015, as updated by the following risk factor:

We do not expect to be able to fully insure all of our Iridium NEXT launches prior to the first launch, as a result of which we will need to obtain a waiver from our lenders under the Credit Facility and may be subject to increased costs.

The terms of the Credit Facility require us to obtain and maintain insurance for the Iridium NEXT satellites covering launch and in-orbit operations for a period of 12 months after launch.  The Credit Facility requires that we obtain such coverage for all eight of our planned launches three months prior to the first launch.  Due to changing conditions in the space insurance market, we have only been able to secure a portion of the insurance for all launches to date, and we do not expect to be able to secure the remaining portion for all launches in a timely manner.  Accordingly, we are seeking a waiver under the Credit Facility allowing us to obtain the remaining insurance in installments of one or more launches before such launches are undertaken. Our lenders may be unwilling to grant such a waiver, which would trigger an event of default under the Credit Facility, giving our lenders the right to accelerate repayment of all outstanding borrowings.

Further, obtaining launch and in-orbit insurance in installments subjects us to the risk that the market for insurance for later launches may be adversely affected by launch or in-orbit failures on earlier launches or by other changes in market conditions.  If we experience such issues, our cost to obtain insurance for the remaining portion of our later launches may exceed our estimates, or we may not be able to obtain such insurance at all.  If we are not able to secure insurance for the remaining portion of our later launches and experience launch or in-orbit losses, we may be required to consume our nine ground and six in-orbit spare satellites.  If such losses exceed our available spares and the proceeds from the insurance we are able to place, we may substantially exceed our cost estimates for the deployment of Iridium NEXT or be unable to complete the deployment of Iridium NEXT at all.

The portion of the launch and in-orbit insurance we have obtained to date contains, consistent with the terms of the Credit Facility, elements of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. The coverage we are seeking for installments of one or more launches contains similar elements of self-insurance and deductibles. As a result, even if we obtain full launch and in-orbit insurance for each launch, a failure of one or more of our satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss and could harm our financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue. For more information regarding the terms of our launch and in-orbit insurance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Iridium NEXT,” above.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: July 30, 2015

EXHIBIT INDEX

Exhibit	Description

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 12, 2015, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8/K filed with the SEC on May 15, 2015.

10.1

Amendment, dated May 7, 2015, to the COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, as amended and restated on May 2, 2014.

10.2†	Amendment No. 6 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 22, 2015.

10.3†	Amendment to Contract for Enhanced Mobile Satellite Services between Iridium Satellite LLC and the Defense Information Systems Agency, dated as of June 3, 2015.

10.4*	Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.5*

Forms of Option Grant Notice and Option Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.6*

Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.7*

Forms of Non-Employee Director Option Grant Notice and Non-Employee Director Option Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.8*

Forms of Non-Employee Director Restricted Stock Unit Award Grant Notice and Non-Employee Director Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.9*	UK Sub-Plan of the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.10*

Forms of UK Option Grant Notice and UK Option Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.11*

Forms of UK Restricted Stock Unit Award Grant Notice and UK Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.12*

Forms of UK Non-Employee Director Option Grant Notice and UK Non-Employee Director Option Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.13*

Forms of UK Non-Employee Director Restricted Stock Unit Award Grant Notice and UK Non-Employee Director Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on July 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i)   Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014;

(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014;

(iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and

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