Form 10-Q
period 2015-09-30
Iridium Communications Inc.
filed 2015-10-29
CIK 1418819

ar

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 26, 2015 was 94,949,374.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$290,682	$211,249
Marketable securities	221,888	261,136
Accounts receivable, net	50,996	50,672
Inventory	31,118	28,433
Deferred income tax assets, net	13,740	11,009
Prepaid expenses and other current assets	13,129	10,614
Total current assets	621,553	573,113
Property and equipment, net	2,229,515	1,971,839
Restricted cash	88,631	86,104
Other assets	8,113	7,726
Intangible assets, net	46,787	47,416
Deferred financing costs	132,524	136,444
Goodwill	87,039	87,039
Total assets	$3,214,162	$2,909,681

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$34,252	$17,677
Accrued expenses and other current liabilities	33,259	38,419
Interest payable	8,441	9,589
Deferred revenue	36,122	36,665
Total current liabilities	112,074	102,350
Accrued satellite operations and maintenance expense, net
of current portion	14,442	15,051
Credit facility	1,444,038	1,291,401
Deferred income tax liabilities, net	290,850	245,042
Deferred revenue, net of current portion	29,004	20,689
Other long-term liabilities	22,538	3,284
Total liabilities	1,912,946	1,677,817

Commitments and contingencies

Stockholders' equity:
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized,
issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 500 shares
authorized, issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 94,946
and 93,905 shares issued and outstanding, respectively	95	94
Additional paid-in capital	1,041,798	1,033,176
Retained earnings	266,491	201,514
Accumulated other comprehensive loss, net of tax	(7,168)	(2,920)
Total stockholders' equity	1,301,216	1,231,864
Total liabilities and stockholders' equity	$3,214,162	$2,909,681

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue:
Services	$81,200	$81,568	$234,640	$231,215
Subscriber equipment	21,180	20,550	56,488	61,040
Engineering and support services	3,654	5,375	13,832	15,791
Total revenue	106,034	107,493	304,960	308,046

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	13,990	16,372	43,192	47,305
Cost of subscriber equipment	11,559	15,244	31,487	42,424
Research and development	3,480	4,910	12,028	11,676
Selling, general and administrative	17,534	18,277	56,800	55,956
Depreciation and amortization	12,932	19,677	39,107	59,615
Total operating expenses	59,495	74,480	182,614	216,976

Operating income	46,539	33,013	122,346	91,070

Other income (expense):
Interest income, net	263	1,262	2,292	2,624
Undrawn credit facility fees	(774)	(1,454)	(2,621)	(4,413)
Other expense, net	(112)	(365)	(111)	(4,504)
Total other expense	(623)	(557)	(440)	(6,293)
Income before income taxes	45,916	32,456	121,906	84,777
Provision for income taxes	(16,369)	(12,068)	(45,352)	(32,827)
Net income	29,547	20,388	76,554	51,950
Series A Preferred Stock dividends	1,750	1,750	5,250	5,250
Series B Preferred Stock dividends	2,109	2,109	6,327	3,211
Net income attributable to common stockholders	$25,688	$16,529	$64,977	$43,489

Weighted average shares outstanding - basic	95,317	94,048	94,972	86,037
Weighted average shares outstanding - diluted	122,696	121,516	122,655	94,691
Net income attributable to common stockholders per share - basic	$0.27	$0.18	$0.68	$0.51
Net income attributable to common stockholders per share - diluted	$0.24	$0.17	$0.62	$0.49

Comprehensive income:
Net income	$29,547	$20,388	$76,554	$51,950
Foreign currency translation adjustments, net of tax	(2,797)	(534)	(4,176)	(104)
Unrealized gain on marketable securities, net of tax	(160)	(78)	(72)	(16)
Comprehensive income	$26,590	$19,776	$72,306	$51,830

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net cash provided by operating activities	$162,938	$153,335

Cash flows from investing activities:
Capital expenditures	(251,797)	(144,929)
Purchases of marketable securities	(173,712)	(185,607)
Sales and maturities of marketable securities	212,178	45,610
Net cash used in investing activities	(213,331)	(284,926)

Cash flows from financing activities:
Borrowings under the Credit Facility	152,637	50,336
Payment of deferred financing fees	(9,832)	(5,043)
Restricted cash deposits	(2,527)	(15,872)
Releases from restricted cash	-	11,009
Proceeds from exercise of stock options	2,074	619
Tax payment upon settlement of stock awards	(829)	(220)
Excess tax benefits from stock-based compensation	742	-
Payment of Series A Preferred Stock dividends	(5,250)	(5,250)
Payment of Series B Preferred Stock dividends	(6,327)	(2,859)
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	-	120,753
Proceeds from issuance of common stock, net of issuance costs	-	98,897
Net cash provided by financing activities	130,688	252,370

Effect of exchange rate changes on cash and cash equivalents	(862)	-

Net increase in cash and cash equivalents	79,433	120,779
Cash and cash equivalents, beginning of period	211,249	186,342
Cash and cash equivalents, end of period	$290,682	$307,121

Supplemental cash flow information:
Interest paid	$8,911	$7,271
Income taxes paid (refunded), net	$1,819	$(138)

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$30,818	$8,820
Interest capitalized but not paid	$27,640	$21,490
Capitalized amortization of deferred financing costs	$13,752	$6,698
Capitalized paid-in-kind interest	$20,282	$16,542
Capitalized stock-based compensation	$833	$867

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292
Dividends accrued on Series B Preferred Stock	$352	$352

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

2. Significant Accounting Policies

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income.  The Company experienced a $6.2 million decrease in its warranty provision for the nine months ended September 30, 2015 compared to the prior year period. This decrease is primarily the result of fewer returns for the Iridium Pilot® units sold in 2014 and 2015, a decrease in the average repair costs, and a reduction in the Company’s estimate for future returns. Changes in the warranty reserve during the nine months ended September 30, 2015 were as follows:

Nine Months Ended
September 30, 2015
(in thousands)
Balance at beginning of the period	$7,381
Provision	(1,140)
Utilization	(1,938)
Balance at end of the period	$4,303

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

Depreciation and Amortization

The Company calculates depreciation expense using the straight line method and evaluates the appropriateness of the useful life used on a quarterly basis or as events occur that require additional assessment. In addition to the changes made in prior quarters, in the third quarter of 2015, the Company updated its estimate of the current satellites’ remaining useful lives based on the continued refinement of the launch schedule and deployment plan for the Company’s next-generation satellite constellation (“Iridium NEXT”). As a result, the estimated useful lives of the satellites within the current constellation have been extended and are consistent with the expected deployment of Iridium NEXT. The changes in the estimated useful lives resulted in a decrease of $2.8 million and $9.1 million in depreciation expense for the three and nine months ended September 30, 2015, respectively, compared to the prior year period. The change in estimate will have an impact on future periods. The Company will continue to evaluate the useful lives of its current satellites on an ongoing basis through the full deployment of Iridium NEXT as the satellites are placed into service.

Additionally, during the nine months ended September 30, 2014, the Company lost communication with three of its in-orbit satellites, one in the first quarter of 2014 and two in the third quarter of 2014. As a result, an impairment charge of $1.3 million and $2.2 million was recorded within depreciation expense for the three and nine months ended September 30, 2014, respectively. The Company has since replaced the lost satellites with in-orbit spares. The Company has not lost any satellites in 2015.

Amortization expense decreased by $3.1 million and $9.2 million for the three and nine months ended September 30, 2015, respectively compared to the prior year period due to the completion of amortization of certain definite-lived intangible assets in 2014. These definite-lived intangible assets included customer relationships, core developed technology and software which were assigned fair values as a result of the Company’s 2009 acquisition of Iridium Holdings LLC and were amortized over useful lives of five years.

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

	September 30,	December 31,	Recurring Fair
	2015	2014	Value Measurement
	(in thousands)

Cash and cash equivalents:
Cash	$182,514	$86,792
Money market funds	106,169	105,497	Level 1
Commercial paper	1,999	18,960	Level 2
Total Cash and cash equivalents	$290,682	$211,249

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”) (see Note 4). As of September 30, 2015 and December 31, 2014, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $88.6 million and $86.1 million, respectively.

Marketable Securities

Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets on the accompanying condensed consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the three and nine months ended September 30, 2015 and 2014. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that the decline in fair value of its investments is temporary at September 30, 2015 as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

The following tables summarize the Company’s marketable securities:

	As of September 30, 2015
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$198,789	$74	$(92)	$198,771	Level 2
Commercial paper	8,961	3	-	8,964	Level 2
U.S. Treasury Notes	14,124	29	-	14,153	Level 2
Total Marketable Securities	$221,874	$106	$(92)	$221,888

	As of December 31, 2014
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$168,960	$397	$(314)	$169,043	Level 2
Commercial paper	78,915	-	-	$78,915	Level 2
U.S. Treasury Notes	13,127	53	(2)	13,178	Level 2
Total Marketable Securities	$261,002	$450	$(316)	$261,136

The following table presents the contractual maturities of the Company’s marketable securities:

	As of September 30, 2015		As of December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Mature within one year	$184,423	$184,422	$177,011	$177,145
Mature after one year and within three years	37,451	37,466	83,991	83,991
Total	$221,874	$221,888	$261,002	$261,136

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT, the Company’s next-generation satellite constellation. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend into the first quarter of 2018. As of September 30, 2015, the Company had made aggregate payments of $1,473.9 million to Thales, of which $1,252.8 million were from borrowings under the Credit Facility, and which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The Company currently uses the Credit Facility to pay 85% of each invoice received from Thales under the FSD, with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, the Company expects to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIMESM.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches is $453.1 million. As of September 30, 2015, the Company had made aggregate payments of $188.3 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. In addition, the Company made a $3.0 million refundable deposit to SpaceX in the first quarter of 2014 for the reservation of additional future launches, which is not included in the total contract price.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement originally provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, the Company exercised an option for one launch to carry the first two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of September 30, 2015, the Company had made aggregate payments of $34.2 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The option to purchase two dedicated launches expired as of December 31, 2013, and in June 2015, the Company agreed with Kosmotras to replace the remaining options with a new set of options to purchase up to six dedicated launches.

Credit Facility

In October 2010, the Company entered into the Credit Facility with a syndicate of bank lenders (the “Lenders”). The Credit Facility was subsequently amended and restated in August 2012. In May 2014, the Company entered into a supplemental agreement (the “Supplemental Agreement”) with the Lenders under the Credit Facility to further amend and restate the Credit Facility. The Company had borrowed an aggregate total of $1,444.0 million as of September 30, 2015. The unused portion of the Credit Facility as of September 30, 2015 was $356.0 million. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for debt repayment. As of September 30, 2015, the minimum required cash reserve balance was $91.0 million. Of this amount, $88.6 million is included in restricted cash in the accompanying condensed consolidated balance sheet. The remaining $2.4 million was added to the restricted cash balance on October 2, 2015, within the timeframe allowable under the Credit Facility requirements. The minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017.

Interest costs incurred under the Credit Facility were $16.7 million and $47.2 million for the three and nine months ended September 30, 2015, respectively.  All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. The following table presents interest activity for the Credit Facility for the nine months ended September 30, 2015 and 2014 payable via cash or deemed loan:

	Nine Months Ended
	September 30, 2015
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$2,936	$6,653	$9,589
Interest incurred	14,416	32,827	47,243
Interest payments	(8,911)	(20,282)	(29,193)
Ending interest payable	$8,441	$19,198	$27,639

	Nine Months Ended
	September 30, 2014
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$2,435	$5,543	$7,978
Interest incurred	11,419	25,906	37,325
Interest payments	(7,271)	(16,542)	(23,813)
Ending interest payable	$6,583	$14,907	$21,490

At September 30, 2015, the deemed loan of $19.2 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. The Company is obligated to pay a cash commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. In April 2015, the Company paid $2.3 million as a semi-annual installment of the commitment fee. The commitment fee payable on the undrawn portion of the Credit Facility as of September 30, 2015 was $1.6 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

5. Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the condensed consolidated statements of operations and comprehensive income in a manner consistent with the classification of the recipient’s compensation. The expected vesting of the Company’s performance-based RSUs is based upon the likelihood that the Company achieves the defined performance goals. The level of achievement of performance goals, if any, is determined by the compensation committee of the Company’s Board of Directors. Stock-based awards to non-employee consultants are expensed at their fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income.

In May 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of September 30, 2015, 23,203,009 shares of common stock were registered for issuance as awards under the 2015 Plan, of which 10,977,178 shares are reserved for issuance under outstanding awards.

In January 2015, members of the Company’s board of directors elected to receive a portion of their 2015 annual compensation in the form of equity awards, in an aggregate amount of approximately 103,000 stock options and 62,000 RSUs. These stock options and RSUs were granted in January 2015 under the Company’s 2012 Equity Incentive Plan and vest through the end of 2015, with 25% vesting on the last day of each calendar quarter. In addition, in July 2015, the Company granted approximately 15,000 RSUs pursuant to the 2015 Plan to two new board members who were elected at the Company’s 2015 annual meeting of stockholders.  These RSUs vest through the end of 2015. The estimated aggregate grant-date fair value of the stock options was $0.4 million. The estimated aggregate grant-date fair value of the RSUs was $0.7 million.

During the nine months ended September 30, 2015, the Company granted approximately 742,000 stock options and 596,000 service-based RSUs to its employees. Employee stock options and service-based RSUs generally vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The estimated aggregate grant date fair values of the stock options and service-based RSUs granted during the nine months ended September 30, 2015 were $2.9 million and $5.6 million, respectively.

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

In June 2015, the Company granted 30,000 stock options to non-employee consultants. The stock options granted to consultants are generally subject to service-based vesting and vest quarterly over a two-year service period. The fair value of the consultant options is the then-current fair value attributable to the vesting portions of the awards, calculated using the Black-Scholes option pricing model. The estimated aggregate grant-date fair value of the stock options granted to non-employee consultants during the nine months ended September 30, 2015 was $0.2 million.

In June 2014, the Company awarded performance-based RSUs to its executives and employees. Vesting of the June 2014 performance-based RSUs was dependent upon the Company’s achievement of defined performance goals for the 2014 fiscal year. The level of achievement of performance goals in connection with the June 2014 performance-based RSUs was determined by the compensation committee in March 2015. Approximately 304,000 of the June 2014 performance-based RSUs were vested and released in March 2015 at an estimated aggregate fair value of $2.4 million, which was recognized as compensation expense over the vesting period.

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

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of September 30, 2015.

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

In 2014, the Company paid $7.0 million in cash dividends to its holders of Series A Preferred Stock. During the three and nine months ended September 30, 2015, the Company paid cash dividends of $1.8 million and $5.3 million, respectively, to holders of the Series A Preferred Stock. As of September 30, 2015 and December 31, 2014, the Company had accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

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

In 2014, the Company paid $5.0 million in cash dividends to its holders of Series B Preferred Stock. During the three and nine months ended September 30, 2015, the Company paid cash dividends of $2.1 million and $6.3 million, respectively, to holders of the Series B Preferred Stock; the Company paid $2.9 million in dividends during the three and nine months ended September 30, 2014. As of September 30, 2015, the Company had accrued $0.4 million in cash dividends for the holders of the Series B Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet.

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

The computations of basic and diluted net income per share are as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$25,688	$16,529
Dividends on Series A Preferred Stock	1,750	1,750
Dividends on Series B Preferred Stock	2,109	2,109
Numerator for diluted net income per share	$29,547	$20,388

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	95,317	94,048
Dilutive effect of stock options	31	115
Dilutive effect of contingently issuable shares	18	23
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,728	16,728
Denominator for diluted net income per share	122,696	121,516

Net income per share attributable to common stockholders - basic	$0.27	$0.18
Net income per share attributable to common stockholders - diluted	$0.24	$0.17

For the three month period ended September 30, 2015, 1.4 million unvested RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

For the three months ended September 30, 2014, warrants to purchase 0.3 million shares of common stock and options to purchase 1.7 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. For the three months ended September 30, 2014, 1.3 million unvested RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

	Nine Months Ended September 30,
	2015	2014
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$64,977	$43,489
Dividends on Series A Preferred Stock	5,250	-
Dividends on Series B Preferred Stock	6,327	3,211
Numerator for diluted net income per share	$76,554	$46,700

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	94,972	86,037
Dilutive effect of stock options	316	26
Dilutive effect of contingently issuable shares	37	50
Dilutive effect of Series A Preferred Stock	10,602	-
Dilutive effect of Series B Preferred Stock	16,728	8,578
Denominator for diluted net income per share	122,655	94,691

Net income per share attributable to common stockholders - basic	$0.68	$0.51
Net income per share attributable to common stockholders - diluted	$0.62	$0.49

For the nine months ended September 30, 2015, warrants to purchase 0.1 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. For the nine months ended September 30, 2015, 1.4 million unvested RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share.

For the nine months ended September 30, 2014, warrants to purchase 0.3 million shares of common stock and options to purchase 3.9 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. In addition, 10.6 million shares of Series A Preferred Stock, which represent the weighted-average number of shares of common stock calculated using the as-if converted method, were also excluded from the calculation of diluted net income per share for the nine months ended September 30, 2014, as the effect would be anti-dilutive. For the nine months ended September 30, 2014, 1.3 million unvested RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing more than 75 service providers, more than 180 value-added resellers, or VARs, and more than 40 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At September 30, 2015, we had approximately 781,000 billable subscribers worldwide, representing an increase of 8% from approximately 726,000 billable subscribers at September 30, 2014. We have a diverse customer base, with end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

In April 2016, we expect to begin launching our new satellite constellation, Iridium NEXT. Iridium NEXT will maintain the architecture of our current constellation, with 66 in-orbit satellites, as well as six in-orbit spares, and we are building nine ground spares. We have contracted with Thales Alenia Space France, or Thales, to construct the Iridium NEXT satellites, which are designed to be compatible with our current constellation and current end-user equipment, so that as the Iridium NEXT satellites are launched, they will replace satellites in the current constellation without affecting the service to our end users. We plan to deploy the first two satellites on a Dnepr rocket launched by International Space Company Kosmotras, or Kosmotras, with the remaining 70 satellites to be deployed on seven Falcon 9 rockets launched by Space Exploration Technologies Corporation, or SpaceX. We expect to complete the deployment of the Iridium NEXT constellation in 2017. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through deployment to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion credit facility, or the Credit Facility, together with cash on hand and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIMESM.

The Iridium NEXT constellation will also host the AireonSM system to provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the Iridium NEXT satellites. Aireon LLC, our joint venture with the air navigation service providers, or ANSPs, of Canada, Italy, Denmark and Ireland, has contracted to provide the Aireon service to a number of ANSPs, including our co-investors in Aireon and NATS (En Route) PLC, the ANSP of the United Kingdom. Aireon also plans to offer the service to other ANSPs worldwide including the U.S. Federal Aviation Administration, or FAA. Aireon will pay us a fee to host the ADS-B receivers on Iridium NEXT, as well as data services fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. In addition, we have entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, pursuant to which Harris pays us fees to allocate the remaining hosted payload capacity to its customers, and we anticipate that Harris will also pay us data service fees on behalf of these customers.

Recent Developments

Iridium NEXT

As described above, we expect to begin launching our new satellite constellation, Iridium NEXT, in April 2016. Iridium NEXT satellites are under various stages of construction at the assembly, integration and test facility; our ground infrastructure upgrades are complete, and our Satellite Network Operations Center is ready to support Iridium NEXT. Most major hardware components have been qualified and the platform software is being tested. We are testing the new satellites for flight-readiness and to ensure they are compatible with our existing constellation.  A number of key flight components, including the Aireon payload, onboard processor, spacecraft bus and main mission antenna, have also been manufactured in sufficient quantities to prepare for high-rate production.

As a result of the refinement of the Iridium NEXT launch schedule during the third quarter of 2015, we updated the estimated useful lives of the current satellites and extended the lives to be consistent with the expected deployment of Iridium NEXT. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

We have agreed with the Credit Facility lenders on material terms for an amendment to our Credit Facility to modify the launch and in-orbit insurance requirements, and we expect to execute such amendment in the coming weeks.  Pursuant to the amendment, we would be required to obtain, at least three months prior to each of the first three launches of Iridium NEXT satellites, insurance covering such launch and the first 12 months of operation of the Iridium NEXT satellites on such launch.  In addition, at least three months prior to the fourth launch of Iridium NEXT satellites, we would be required to obtain insurance covering the final five launches and the first 12 months of operation of the Iridium NEXT satellites launched on such launches.  The Credit Facility also currently requires that our launch and in-orbit insurance cover not only the cost of replacement satellites and launch vehicles but also the cost of premiums for insurance on any relaunch.  The amendment to the Credit Facility would eliminate the requirement to obtain insurance for the cost of such premiums.  The Credit Facility contains additional requirements for the underlying terms of our launch and in-orbit insurance, as well as contemplating an element of self-insurance on the use of our nine ground spares and an initial relaunch right that we purchased under our launch services agreement with SpaceX.

The coverage we have placed to insure a percentage of the amount of the full eight launches uses three coordinated policies to cover the Dnepr launch, the Falcon launches, and a constellation aggregate insurance policy, or CAI.  The Dnepr policy covers the launch and first twelve months of in-orbit operation for the two satellites to be launched on the Dnepr rocket, with no deductibles. The Falcon policy covers the launch and first twelve months of in-orbit operation for the 70 satellites to be launched on seven Falcon rockets.  The Falcon policy provides that the first loss due to a launch failure would be covered using our nine ground spares and the initial relaunch right under our SpaceX agreement (which is part of the overall cost of the existing SpaceX agreement), with insurance proceeds paying for the 10th satellite.  The policy specifies that for subsequent launch losses and for in-orbit losses, we would recover insurance proceeds for the satellites and rocket costs, subject to a “franchise” deductible of two satellites per batch of ten satellites.  This means that we would not recover under the Falcon policy if there are one or two losses in a batch of ten satellites launched on the same rocket, but on the third such loss, we would recover the cost of three satellites and a pro-rated portion of a launch.  In addition, each loss thereafter from that batch would be covered.

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

We have purchased insurance on the terms described above for over two-thirds of the amount necessary for the full launch program of eight launches.  We have separately purchased supplemental insurance to cover the first three launches as a group and the first launch on a stand-alone basis, bringing our coverage of the first launch to 100% and the second and third launches to over 85%.  These policies are on substantially the same terms as described above, except that there is no CAI coverage because these policies do not cover the full program.

Because we will not have insurance in place for the full program in advance of the first launch, if we experience problems with our early launches, it could expose us to increased costs.  For more information, see “Risk Factors – We do not expect to be able to fully insure all of our Iridium NEXT launches prior to the first launch, as a result of which we are seeking an amendment of the Credit Facility and may be subject to increased costs,” below.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;
•	increased demand for communications services by disaster and relief agencies, and emergency first responders;
•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;
•	a growing number of new products and services and related applications;
•	improved data transmission speeds for mobile satellite service offerings;
•	regulatory mandates requiring the use of mobile satellite services;
•	a general reduction in prices of mobile satellite services and subscriber equipment; and
•	geographic market expansion through the ability to offer our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop and launch Iridium NEXT and related ground infrastructure;
•	our ability to develop new and innovative products and services for Iridium NEXT;
•	our ability to access the Credit Facility to meet our future capital requirements for the design, build and launch of the Iridium NEXT satellites;
•	our ability to fully insure our Iridium NEXT launches on commercially reasonable terms;
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
•

reliance on single-source suppliers for the manufacture of most of our subscriber equipment and for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•

reliance on a few significant customers, particularly agencies of the U.S. government, for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Comparison of Our Results of Operations for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2015	Revenue	2014	Revenue	Dollars	Percent
Revenue:
Services	$81,200	77%	$81,568	76%	$(368)	0%
Subscriber equipment	21,180	20%	20,550	19%	630	3%
Engineering and support services	3,654	3%	5,375	5%	(1,721)	(32%)
Total revenue	106,034	100%	107,493	100%	(1,459)	(1%)

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	13,990	13%	16,372	15%	(2,382)	(15%)
Cost of subscriber equipment	11,559	11%	15,244	14%	(3,685)	(24%)
Research and development	3,480	3%	4,910	5%	(1,430)	(29%)
Selling, general and administrative	17,534	17%	18,277	17%	(743)	(4%)
Depreciation and amortization	12,932	12%	19,677	18%	(6,745)	(34%)
Total operating expenses	59,495	56%	74,480	69%	(14,985)	(20%)

Operating income	46,539	44%	33,013	31%	13,526	41%

Other income (expense):
Interest income, net	263	1%	1,262	1%	(999)	(79%)
Undrawn credit facility fees	(774)	(1%)	(1,454)	(1%)	680	(47%)
Other income (expense), net	(112)	(1%)	(365)	(1%)	253	(69%)
Total other income (expense)	(623)	(1%)	(557)	(1%)	(66)	12%
Income before income taxes	45,916	43%	32,456	30%	13,460	41%
Provision for income taxes	(16,369)	(15%)	(12,068)	(11%)	(4,301)	36%
Net income	$29,547	28%	$20,388	19%	$9,159	45%

Revenue

Total revenue decreased 1% to $106.0 million for the three months ended September 30, 2015 compared to $107.5 million for the three months ended September 30, 2014. This decrease in revenue was primarily due to a decrease in commercial services and engineering and support services revenue, partially offset by an increase in government service revenue and subscriber equipment revenue.

Commercial Service Revenue

	Three Months Ended
	September 30, 2015			September 30, 2014			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$47.2	360	$43	$50.1	356	$47	$(2.9)	4	$(4)
Commercial M2M data	16.0	352	15	15.5	313	17	0.5	39	(2)
Total Commercial	$63.2	712		$65.6	669		$(2.4)	43

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)

Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

For the three months ended September 30, 2015, commercial voice and data revenue decreased primarily due to continued declines in device usage, a non-recurring benefit from the prior-year period associated with prepaid airtime vouchers and to foreign currency impacts in the Company’s Russian market.

For the three months ended September 30, 2015, commercial M2M data revenue increased primarily due to a 12% increase in commercial M2M data billable subscribers, partially offset by a decline in the related ARPU due to the growth in subscribers using lower data usage plans.

We anticipate continued growth in billable commercial subscribers for the remainder of 2015.

Government Service Revenue

Three Months Ended
	September 30, 2015		September 30, 2014		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$18.0	69	$16.0	57	$2.0	12

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the three months ended September 30, 2015 increased to $18.0 million from $16.0 million in the prior year period as a result of a contractual price increase under the Enhanced Mobile Satellite Services, or EMSS, contract with the U.S. government’s Defense Information Systems Agency. Under this contract, revenue is a fixed monthly amount and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the current EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties.

Subscriber Equipment Revenue

Subscriber equipment revenue increased $0.6 million, or 3%, for the three months ended September 30, 2015 compared to the prior year period. The increase was primarily due to higher unit sales of our established handsets and Iridium Pilot terminals partially offset by fewer unit sales of our Iridium GO!® handset devices.

Engineering and Support Service Revenue

	Three Months Ended
	September 30, 2015	September 30, 2014	Change
	(In millions)
Government	$3.6	$4.9	$(1.3)
Commercial	0.1	0.5	(0.4)
Total	$3.7	$5.4	$(1.7)

Engineering and support service revenue decreased by $1.7 million for the three months ended September 30, 2015 compared to the prior year period primarily as a result of the completion of certain U.S. Department of Defense gateway modernization efforts, in July 2015, as we transition to Iridium NEXT capabilities.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased $2.4 million, or 15%, for the three months ended September 30, 2015 from the prior year period primarily due to lower contract activity related to the completion of certain U.S. Department of Defense gateway modernization efforts, in July 2015, as we transition to Iridium NEXT capabilities, as well as decreased costs related to network operations and maintenance and product support.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased by $3.7 million, or 24%, for the three months ended September 30, 2015 compared to the prior year period. This decrease is primarily due to a $1.6 million decline in the warranty provision for our Iridium Pilot terminals, decreased manufacturing costs on certain products and decreased costs on a lower volume of our Iridium GO! handset unit sales, partially offset by increased sales of our established handsets and Iridium Pilot terminals.

Research and Development

Research and development expenses decreased by $1.4 million, or 29%, for the three months ended September 30, 2015 compared to the prior year period due to a decrease in commercial push-to-talk development related to the commercial product launch of push-to-talk, offset by increases in Iridium NEXT projects, including development costs associated with enabling faster data speeds on our equipment.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses decreased by $0.7 million, or 4%, for the three months ended September 30, 2015 compared to the prior year period, primarily due to a decrease in employee-related costs including stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $6.7 million, or 34%, for the three months ended September 30, 2015 compared to the prior year period. Of the total decrease for the three months ended September 30, 2015, $3.6 million was related to depreciation and the remaining $3.1 million decrease related to amortization. The decrease in depreciation was primarily due to a change in the estimated useful lives of the satellites within our current constellation. In addition to the changes made in prior quarters, we updated our analysis of the current satellites’ remaining useful lives in the third quarter of 2015. Based on the results of the continued refinement of the Iridium NEXT launch schedule and deployment plan, the estimated useful lives of the satellites within our current constellation were extended and are consistent with the expected deployment of Iridium NEXT. These changes in estimated useful life resulted in a $2.8 million decrease in depreciation expense for the three months ended September 30, 2015 when compared to the prior year period. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

Also contributing to the decrease in depreciation expense was a $1.3 million impairment charge that we recorded during the three months ended September 30, 2014 as a result of having lost communication with two of our in-orbit satellites.  We have since replaced the lost satellites with in-orbit spares. We have not lost any satellites in 2015.

In addition, amortization expense decreased by $3.1 million for the three months ended September 30, 2015 compared to the prior year period due to the completion of amortization of certain definite-lived intangible assets in 2014. These definite-lived intangible assets included customer relationships, core developed technology and software which were assigned fair value as a result of our 2009 acquisition of Iridium Holdings LLC and were fully amortized over useful lives of five years.

Other Income (Expense)

Interest Income, net

Interest income, net, decreased by $1.0 million, or 79%, for the three months ended September 30, 2015 compared to the prior year period primarily due to more timely customer collections resulting in lower customer finance charges.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $0.8 million for the three months ended September 30, 2015 compared to $1.5 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Provision for Income Taxes

For the three months ended September 30, 2015, our income tax provision was $16.4 million, compared to $12.1 million for the prior year period.  The change in the income tax provision was primarily related to an increase in our income before income taxes, partially offset by the benefit from Arizona tax law changes (both tax rate and apportionment method) compared to the prior year period.  If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $29.5 million for the three months ended September 30, 2015, an increase of $9.2 million from the prior year period. This increase in net income was driven by a $6.7 million decrease in depreciation and amortization, a $3.7 million decrease in cost of subscriber equipment, and a $2.0 million favorable impact of the current EMSS contract. The increases in net income were partially offset by a $1.7 million decrease in engineering and support services revenues.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2015	Revenue	2014	Revenue	Dollars	Percent
Revenue:
Services	$234,640	77%	$231,215	75%	$3,425	1%
Subscriber equipment	56,488	18%	61,040	20%	(4,552)	(7%)
Engineering and support services	13,832	5%	15,791	5%	(1,959)	(12%)
Total revenue	304,960	100%	308,046	100%	(3,086)	(1%)

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	43,192	14%	47,305	15%	(4,113)	(9%)
Cost of subscriber equipment	31,487	10%	42,424	14%	(10,937)	(26%)
Research and development	12,028	4%	11,676	4%	352	3%
Selling, general and administrative	56,800	19%	55,956	18%	844	2%
Depreciation and amortization	39,107	13%	59,615	19%	(20,508)	(34%)
Total operating expenses	182,614	60%	216,976	70%	(34,362)	(16%)

Operating income	122,346	40%	91,070	30%	31,276	34%

Other income (expense):
Interest income, net	2,292	1%	2,624	1%	(332)	(13%)
Undrawn credit facility fees	(2,621)	(1%)	(4,413)	(1%)	1,792	(41%)
Other income (expense), net	(111)	(1%)	(4,504)	(2%)	4,393	(98%)
Total other income (expense)	(440)	(1%)	(6,293)	(2%)	5,853	(93%)
Income before income taxes	121,906	39%	84,777	28%	37,129	44%
Provision for income taxes	(45,352)	(15%)	(32,827)	(11%)	(12,525)	38%
Net income	$76,554	24%	$51,950	17%	$24,604	47%

Revenue

Total revenue decreased 1% to $305.0 million for the nine months ended September 30, 2015 compared to $308.0 million for the nine months ended September 30, 2014. This decrease in revenue was primarily due to a $4.6 million decrease in subscriber equipment revenue and a $5.1 million decrease in commercial voice and data revenue, partially offset by a $6.0 million increase in government service revenue.

Commercial Service Revenue

	Nine Months Ended
	September 30, 2015			September 30, 2014			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$134.6	360	$42	$139.7	356	$45	$(5.1)	4	$(3)
Commercial M2M data	$46.0	352	15	43.5	313	16	2.5	39	(1)
Total Commercial	$180.6	712		$183.2	669		$(2.6)	43

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)

ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

For the nine months ended September 30, 2015, commercial voice and data revenue decreased primarily due to continued declines in device usage, a non-recurring benefit from the prior-year period associated with prepaid airtime vouchers and to foreign currency impacts in the Company’s Russian market.

For the nine months ended September 30, 2015, commercial M2M data revenue increased primarily due to a 12% increase in commercial M2M data billable subscribers, partially offset by a decline in the related ARPU due to the growth in subscribers using lower data usage plans.

Government Service Revenue

Nine Months Ended
	September 30, 2015		September 30, 2014		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$54.0	69	$48.0	57	$6.0	12

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the nine months ended September 30, 2015 increased to $54.0 million from $48.0 million in the prior year period as a result of a contractual price increase under the EMSS contract described above.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased $4.6 million, or 7%, for the nine months ended September 30, 2015 compared to the prior year period. The decrease was primarily due to lower unit sales of our handsets.

Engineering and Support Service Revenue

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
	(In millions)
Government	$13.1	$14.3	$(1.2)
Commercial	0.7	1.5	(0.8)
Total	$13.8	$15.8	$(2.0)

Engineering and support service revenue decreased by $2.0 million for the nine months ended September 30, 2015 compared to the prior year period as a result of the completion of a specific commercial project in July 2014 and a decrease as a result of the completion of certain U.S. Department of Defense gateway modernization efforts, in July 2015, as we transition to Iridium NEXT capabilities during 2015.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) decreased $4.1 million, or 9%, for the nine months ended September 30, 2015 from the prior year period primarily due to lower contract activity related to the completion of certain U.S. Department of Defense gateway modernization efforts, in July 2015, as we transition to Iridium NEXT capabilities, as well as decreased costs related to network operations and maintenance and product support.

Cost of Subscriber Equipment

Cost of subscriber equipment decreased by $10.9 million, or 26%, for the nine months ended September 30, 2015 compared to the prior year period. This decrease was primarily due to a $6.2 million decline in the warranty provision for our Iridium Pilot terminals, decreased costs on a lower volume of handsets and Iridium Pilot sales, as well as decreased manufacturing costs on certain products.

Research and Development

Research and development expenses increased by $0.4 million, or 3%, for the nine months ended September 30, 2015 compared to the prior year period due to Iridium NEXT projects, including development costs associated with enabling faster data speeds on our equipment.

Selling, General and Administrative

Selling, general and administrative expenses increased by $0.8 million, or 2%, for the nine months ended September 30, 2015 compared to the prior year period, primarily due to an increase in marketing support costs and supplier transition costs offset by a decrease in non-employee stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense decreased by $20.5 million, or 34%, for the nine months ended September 30, 2015 compared to the prior year period. Of the total decrease for the nine months ended September 30, 2015, $11.3 million was related to depreciation and the remaining $9.2 million decrease related to amortization. The decrease in depreciation was primarily due to the change in the estimated useful lives of the satellites within our current constellation as described above. These changes in estimated useful life resulted in a $9.1 million decrease in depreciation expense for the nine months ended September 30, 2015 when compared to the prior year period. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

Also contributing to the decrease in depreciation expense was a $2.2 million impairment charge recorded during the nine months ended September 30, 2014 related to three in-orbit satellites with which we lost communication during the nine months ended September 30, 2014. We have since replaced the lost satellites with in-orbit spares. We have not lost any satellites in 2015.

In addition, amortization expense decreased by $9.2 million for the nine months ended September 30, 2015 compared to the prior year period due to the completion of amortization of certain definite-lived intangible assets in 2014. These definite-lived intangible assets included customer relationships, core developed technology and software which were assigned fair value as a result of our 2009 acquisition of Iridium Holdings LLC and were fully amortized over useful lives of five years.

Other Income (Expense)

Interest Income, net

Interest income, net, decreased by $0.3 million, or 13%, for the nine months ended September 30, 2015 compared to the prior year period primarily due to more timely customer collections resulting in lower customer finance charges.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $2.6 million for the nine months ended September 30, 2015 compared to $4.4 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Provision for Income Taxes

For the nine months ended September 30, 2015, our income tax provision was $45.4 million, compared to $32.8 million for the prior year period.   The change in the income tax provision was primarily related to an increase in our income before taxes, partially offset by the benefit from Arizona tax law changes (both tax rate and apportionment method) compared to the prior year period. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $76.6 million for the nine months ended September 30, 2015, an increase of $24.6 million from the prior year period. This increase in net income was driven by a $20.5 million decrease in depreciation and amortization and a $10.9 million decrease in cost of subscriber equipment.  The increases in net income were partially offset by a $4.6 million decrease in subscriber equipment revenues and a $2.0 million decrease in engineering and support services revenue.

Liquidity and Capital Resources

As of September 30, 2015, our total cash and cash equivalents balance was $290.7 million, and our marketable securities balance was $221.9 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, interest payments on the Credit Facility, and dividends payable on our Series A Preferred Stock and Series B Preferred Stock.

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

Holders of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $7.00 and $16.875 per share, respectively. Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. For each full quarter that the Series A Preferred Stock or Series B Preferred Stock, as applicable, is outstanding, and assuming that no shares have been converted into common stock, we are required to pay cash dividends of $1.75 million and $2.1 million, respectively. We expect that we will satisfy dividend requirements, if and when declared, from internally generated cash flows.

As of September 30, 2015, we had borrowed a total of $1,444.0 million under the Credit Facility. The unused portion of the Credit Facility as of September 30, 2015 was $356.0 million. Pursuant to the Credit Facility, we maintain a minimum cash reserve for debt repayment. As of September 30, 2015, the minimum required cash reserve balance was $91.0 million. Of this amount, $88.6 million is included in restricted cash in the accompanying condensed consolidated balance sheet as of September 30, 2015. The remaining $2.4 million was added to the restricted cash balance on October 2, 2015, within the timeframe allowable under the Credit Facility requirements. The minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended and restated in May 2014, include:

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

Our available cash balance, as defined by the Credit Facility, was $335.6 million as of September 30, 2015. Our debt-to-equity ratio was 0.48 to 1 as of June 30, 2015, the last point at which it was measured. We were in compliance with the operational EBITDA covenant set forth above as of June 30, 2015, the last point at which it was measured. We were also in compliance with the annual capital expenditure covenant as of December 31, 2014, the last point at which it was measured.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of June 30, 2015, we had an available cure amount of $12.9 million, although it was not required to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Cash provided by operating activities	$162,938	$153,335	$9,603
Cash used in investing activities	$(213,331)	$(284,926)	$71,595
Cash provided by financing activities	$130,688	$252,370	$(121,682)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 increased by $9.6 million from the prior year period. This increase was principally due to timing of cash collections for customer-related receivables and hosted payload contract deliverables and the timing of working capital payments including a payment to SpaceX made in the first nine months of 2014 that did not recur in first nine months of 2015 for the reservation of additional future satellite launches, offset by the intentional increase in certain products as we transition contract manufacturers.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 decreased by $71.6 million compared to the prior year period primarily due a $178.5 million increase in net sales of marketable securities, offset by a $106.9 million increase in capital expenditures primarily related to Iridium NEXT.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 decreased by $121.7 million from the prior year period primarily due to the receipt of net proceeds of $219.7 million from the sale of our common stock and Series B Preferred Stock during the second quarter of 2014, offset by the $102.3 million increase in borrowings under our credit facility in 2015.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the effect ASU 2015-11 may have on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the three and nine months ended September 30, 2015, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We had borrowed $1,444.0 million under the Credit Facility as of September 30, 2015. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended September 30, 2015, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2015, respectively.

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

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of September 30, 2015, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015, as supplemented by the following updated risk factors:

Our business plan depends in large part on the success of our subsidiary, Aireon LLC, which is our primary hosted payload customer.

In June 2012, we announced our plans to host a payload being developed by our subsidiary, Aireon LLC, as our primary hosted payload on Iridium NEXT. We currently expect to rely on the cash flows generated from this hosted-payload arrangement with Aireon to satisfy a portion of our capital requirements for the development and deployment of Iridium NEXT. Aireon’s payload will be a satellite-based automatic dependent surveillance-broadcast, or ADS-B, system for global air traffic monitoring, and Aireon’s success will depend on its ability to successfully develop and manufacture this system. Deploying an ADS-B system on satellites is a new and unproven method for providing this service and will require significant technological development. Aireon will need to complete the development and manufacture of its ADS-B payloads in time to include them on our Iridium NEXT satellites, which we expect to begin launching in the first half of 2016.

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

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion Credit Facility, together with cash on hand and internally generated cash flows, including potential cash flows from hosted payloads and Iridium PRIME. Our ability to continue to make draws under the Credit Facility will depend upon our satisfaction of the borrowing conditions provided for in the Credit Facility at the time of the borrowing, some of which will be outside of our control. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We are currently developing Iridium NEXT, which we expect to commence launching in the first half of 2016. While we expect our current satellite constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will do so. If we are unable to effectively deploy Iridium NEXT for any reason, whether as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve or maintain orbital placement, failure of the satellites to perform as expected, interference between any hosted payload and our network, or delays in receiving regulatory approvals or otherwise, before our current constellation ceases to provide a commercially acceptable level of service, or if we experience backward compatibility problems with our new constellation once deployed, we would likely lose customers and business opportunities to our competitors, resulting in a potentially material decline in revenue and profitability and the inability to service our debt.

Iridium NEXT may not be completed on time, and the costs associated with it may be greater than expected.

We estimate that the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 will be approximately $3 billion, although our actual costs could substantially exceed this estimate. We may not complete Iridium NEXT and related ground infrastructure on time, on budget or at all. We have delayed our first launch, originally scheduled for the first quarter of 2015, to the first half of 2016 because of delays by our satellite manufacturer, and we may experience further delays. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. Development of Iridium NEXT may suffer from additional delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

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

Our strategy to launch our 72 Iridium NEXT satellites includes a planned first launch in the first half of 2016 of two satellites on a Dnepr rocket under contract with International Space Company Kosmotras, or Kosmotras, a Russian launch services provider, with the remaining 70 satellites to be launched on seven Falcon 9 rockets under contract with Space Exploration Technologies Corporation, or SpaceX. Many of Kosmotras’ operations are in Ukraine, a country that has recently experienced significant political instability. If we cannot launch the first two satellites as planned, our first launch would likely be of ten satellites on the first of our SpaceX launches, which launch out of the United States and would be unaffected by the delay. The loss of the ability to launch two satellites and test them before launching the next ten satellites would increase our insurance costs, and any alternative launch strategy for the first two satellites would likely increase our launch costs.

We do not expect to be able to fully insure all of our Iridium NEXT launches prior to the first launch, as a result of which we are seeking an amendment of the Credit Facility and may be subject to increased costs.

The terms of the Credit Facility require us to obtain and maintain insurance for the Iridium NEXT satellites covering launch and in-orbit operations for a period of 12 months after launch.  The Credit Facility requires that we obtain such coverage for all eight of our planned launches three months prior to the first launch.  While we have obtained full insurance for the first launch, due to changing conditions in the space insurance market, we have only been able to secure a portion of the insurance for the remaining launches to date, and we do not expect to be able to secure the remaining portion for all launches in advance of the first launch as currently required.  Accordingly, we are seeking an amendment to the Credit Facility allowing us, among other things, to obtain the remaining insurance in installments of one or more launches before such launches are undertaken. While we believe we have come to agreement on the material terms of the amendment, it is not yet executed, and if we are unable to execute the amendment, our failure to have the insurance for all launches in place at least three months prior to the first launch would trigger an event of default under the Credit Facility, giving our lenders the right to accelerate repayment of all outstanding borrowings.

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

The portion of the launch and in-orbit insurance we have obtained to date contains, consistent with the terms of the Credit Facility, elements of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. The coverage we are seeking for installments of one or more launches contains similar elements of self-insurance and deductibles.  As a result, even if we obtain full launch and in-orbit insurance for each launch, a failure of one or more of our satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss and could harm our financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue.  For more information regarding the terms of our launch and in-orbit insurance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Iridium NEXT,” in this report.

We rely on a limited number of key vendors for supply of equipment and services.

We currently rely on Benchmark Electronics (Thailand) PCL, or Benchmark, as the exclusive manufacturer of our current devices, including our mobile handsets, L-Band transceivers and short-burst data devices. Benchmark may choose to terminate its business relationship with us when its current contractual obligations are completed, or if we default under our current agreement. We also utilize sole source suppliers for some of the component parts of our devices. If Benchmark, or any of our other suppliers, were to terminate its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price, or at all.

Our manufacturers and suppliers may become capacity-constrained as a result of a surge in demand, a natural disaster or other event, resulting in a shortage or interruption in supplies or an inability to meet increased demand. Although we may be able to replace sole source suppliers, there could be a substantial period of time in which our products would not be available; any new relationship may involve higher costs and delays in development and delivery, and we may encounter technical challenges in successfully replicating the manufacturing processes. If our manufacturers or suppliers terminate their relationships with us, fail to provide equipment or services to us on a timely basis or fail to meet our performance expectations, we may be unable to provide products or services to our customers in a competitive manner, which could in turn negatively affect our financial results and our reputation.

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

Our operations are subject to regulations of the U.S. Department of Commerce’s Bureau of Industry and Security relating to the export of satellites and related technical data as well as our subscriber equipment, the U.S. Treasury Department’s Office of Foreign Assets Control relating to transactions involving entities sanctioned by the United States, and the U.S. State Department’s Office of Defense Trade Controls relating to satellite launch. We are also required to provide U.S. and some foreign government law enforcement and security agencies with call interception services and related government assistance, in respect of which we face legal obligations and restrictions in various jurisdictions. Given our global operations and unique network architecture, these requirements and restrictions are not always easy to comply with or harmonize. In addition, some countries require providers of telecommunications services to connect specified emergency numbers to local emergency services. We have discussed and continue to discuss with authorities in various countries the procedures used to satisfy our obligations, and have had to, and may in the future need to, obtain amendments or waivers to licenses or obligations in various countries. Countries are not obligated to grant requested amendments or waivers, and there can be no assurance that relevant authorities will not suspend or revoke our licenses or take other legal actions to attempt to enforce the requirements of their respective jurisdictions.

These U.S. and foreign obligations and regulations may limit or delay our ability to offer products and services in a particular country. As new laws and regulations are issued, we may be required to modify our business plans or operations. In addition, changing and conflicting national and local regulatory requirements may cause us to be in compliance with local requirements in one country, while not being in compliance with the laws and regulations of another. If we fail to comply with regulations in the United States or any other country, we could be subject to substantial fines or sanctions that could make it difficult or impossible for us to operate in the United States or such other country, or we may need to make substantial additional expenditures to bring our products and services into compliance with the requirements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: October 29, 2015

EXHIBIT INDEX

Exhibit	Description

10.1†	Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, dated as of July 6, 2015.

10.2†	Amendment No. 24 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 22, 2015.

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on October 29, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i)   Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014;

(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014;

(iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and

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