Form 10-K
period 2015-12-31
Iridium Communications Inc.
filed 2016-02-25
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No   ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2015 was approximately $739.4 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 22, 2016 was 95,129,867.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2015, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2015

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

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers via our satellite network, which has an architecture of 66 in-orbit satellites with in orbit spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across our satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for local ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

Our commercial business, which we view as our primary source of long-term growth, is diverse and includes markets such as emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction and transportation. Many of our end users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, e-mail and data transfer, including telematics, and to provide mobile communications services for employees in areas inadequately served by other telecommunications networks. Ship crews and passengers use our services for ship-to-shore calling, as well as to send and receive e-mail and data files, and to receive electronic media, weather reports, emergency bulletins and electronic charts. Shipping operators use our services to manage operations on board ships and to transmit data, such as course, speed and fuel stock. Aviation end users use our services for air-to-ground telephony and data communications for position reporting, emergency tracking, weather information, electronic flight bag updates and fleet information. Commercial enterprises use our services to track assets in remote areas and provide telematics information such as location and engine diagnostics.

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $93.9 million in service and engineering and support service revenue, or 23% of our total revenue, for the year ended December 31, 2015. This does not include revenue from the sale of equipment that may be ultimately purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack visibility into these activities and the related revenue. We have a multi-year, fixed-price contract with the U.S. government to provide satellite airtime services for an unlimited number of U.S. Department of Defense, or DoD, and other federal government subscribers, with a total contract value of $400 million over its five-year term through October 2018.

The DoD owns and operates a dedicated gateway in Hawaii that is only compatible with our satellite network. The U.S. armed services, State Department, Department of Homeland Security, Federal Emergency Management Agency, or FEMA, Customs and Border Protection, and other U.S. government agencies, as well as other nations’ governmental agencies, use our voice and data services for a wide variety of applications. Our voice and data products are used for numerous primary and backup communications solutions, including logistical, administrative, morale and welfare, tactical, and emergency communications. In addition, our products are installed in ground vehicles, ships, rotary and fixed-wing aircraft and are used for command-and-control and situational awareness purposes. Our satellite network provides increased network security to the DoD because traffic is routed across our satellite constellation before being brought down to earth through the dedicated, secure DoD gateway, thus providing additional levels of protection. Since our network was launched in the 1990s, the DoD has made significant investments to build and upgrade its dedicated gateway and to purchase our voice and data devices, all of which are only compatible with our satellite network. In addition, the DoD continues to invest directly and indirectly in additional services on our network such as Distributed Tactical Communications Services, which we also refer to as Netted Iridium®.

We sell our products and services to commercial end users primarily through a wholesale distribution network, encompassing more than 75 service providers, more than 200 value-added resellers, or VARs, and more than 45 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At December 31, 2015, we had approximately 782,000 billable subscribers worldwide, representing a 6% increase compared to December 31, 2014. Total revenue increased from $408.6 million in 2014 to $411.4 million in 2015.

In July 2016, we expect to begin launching our new satellite constellation, Iridium NEXT. Iridium NEXT will maintain the architecture of our current constellation, with 66 in-orbit satellites, as well as six in-orbit spares, and we are building nine ground spares. We have contracted with Thales Alenia Space France, or Thales, to construct the Iridium NEXT satellites, which are designed to be compatible with our current constellation and current end-user equipment, so that as the Iridium NEXT satellites are launched, they will replace satellites in the current constellation without affecting the service to our end users. We plan to deploy 70 satellites on seven Falcon 9 rockets launched by Space Exploration Technologies Corporation, or SpaceX, and two satellites on a Dnepr rocket launched by International Space Company Kosmotras, or Kosmotras. We expect to complete the deployment of the Iridium NEXT constellation in 2017. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion credit facility, or the Credit Facility, together with cash on hand and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIMESM.

The Iridium NEXT constellation will also host the AireonSM system to provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the Iridium NEXT satellites. Aireon LLC, our joint venture with the air navigation service providers, or ANSPs, of Canada, Italy, Denmark and Ireland, has contracted to provide the Aireon service to our co-investors in Aireon, as well as NATS (En Route) PLC, the ANSP of the United Kingdom, and other ANSPs. Aireon also plans to offer the service to other customers worldwide including the U.S. Federal Aviation Administration, or FAA. Aireon will pay us a fee to host the ADS-B receivers on Iridium NEXT, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. In addition, we have entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, pursuant to which Harris pays us fees to allocate the remaining hosted payload capacity to its customers; we anticipate that Harris will also pay us data service fees on behalf of these customers.

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

We believe that increasing mobile penetration will provide a significant market opportunity for the mobile satellite services industry. According to a 2015 study by the GSM Association, total mobile connections reached 7.1 billion throughout the world as of the end of 2014 and are projected to reach 9 billion by 2020. We believe that growth in the terrestrial wireless industry has increased awareness of the need for reliable mobile voice and data communications services. In addition, despite significant penetration and competition, terrestrial wireless systems only serve a small fraction of the earth’s surface and are focused mainly in those areas where people live, excluding oceans and other remote regions where ships, airplanes and other remote assets may be located or in transit. By offering mobile communications services with global voice and data coverage, mobile satellite service providers address the demand from businesses, governments and individuals for connectivity and reliability in locations not consistently served by wireline and wireless terrestrial networks.

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

•

Wholesale distribution network.  The specialized needs of our global end users span many markets, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction and transportation. We sell our products and services to commercial end users primarily through a wholesale distribution network of service providers, VARs and VAMs, which often specialize in a particular line of business. Our distributors use our products and services to develop innovative and integrated communications solutions for their target markets, often combining our products with other technologies, such as GPS and terrestrial wireless technology. In addition to promoting innovation, our wholesale distribution model allows us to capitalize on the research and development expenditures of our distributor partners, while lowering overall customer acquisition costs and mitigating some risks, such as consumer relationship risks. By partnering with these distributors to develop new products, services and applications, we believe we create additional demand for our products and services and expand our target markets at a lower cost than would a more direct marketing model. We believe our distribution network can continue to grow with us and increase our market penetration.

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

•

Accelerate the development of personal communications capabilities. Part of our strategy for the development of personal mobile satellite communications is to allow users to connect to our network in more ways, including from devices such as smartphones, tablets and laptops through our Iridium GO!® device; by making our technology more accessible and cost-effective for our distribution partners to integrate by licensing our core technologies; by adding new functionality, such as push-to-talk, or PTT, capability, allowing multiple users to participate in talkgroups worldwide; by providing rugged, dependable devices and services; and by developing new services, such as our planned global broadband offering, Iridium CertusSM, that will take advantage of the improved capabilities of the Iridium NEXT constellation.

•

Continue to expand our distribution network.  We believe our wholesale distribution network lowers our costs and risks, and we plan to continue to selectively expand our network of service providers, VAMs and VARs and to expand our sales and distribution efforts geographically. We expect that our current and future value-added partners will continue to develop customized products, services and applications targeted to the land mobile, maritime, aviation, M2M and government markets. We believe these markets represent an attractive opportunity for continued subscriber growth.

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

•

Develop the Iridium NEXT constellation. We are developing our next-generation satellite constellation, Iridium NEXT, which will replace our existing constellation with a more powerful satellite network while maintaining backward compatibility with our current system and end-user devices. Iridium NEXT will maintain our current system’s key attributes, including the capability to upload new software, while providing new and enhanced capabilities, such as higher data speeds and increased capacity. We believe Iridium NEXT’s increased capabilities will expand our target markets by enabling us to develop and offer a broader range of products and services, including a wider array of cost-effective and competitive broadband data services. Our satellite development contractor, Thales Alenia Space, has made significant progress in proving their satellite design by qualifying hardware components, testing platform and payload software and substantially completing production of the initial few satellites in 2015 in anticipation of our first launch scheduled for 2016.

•

Continue to develop Aireon and Iridium PRIME.  Aireon is a joint venture between us and four ANSPs, NAV CANADA, Enav (Italy), Naviair (Denmark) and the Irish Aviation Authority. Aireon has developed an ADS-B receiver to be hosted on Iridium NEXT to provide a global air traffic surveillance service. Aireon has contracted to offer its service to our co-investors in Aireon, as well as NATS and other ANSPs, and plans to offer it to other customers worldwide, including the FAA. Aireon will pay us a fee to host the ADS-B receivers on Iridium NEXT, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. We will also continue to hold an equity stake in Aireon. In addition, we are developing Iridium PRIME, which will allow customers to host payloads on stand-alone satellites integrated into the Iridium NEXT constellation, giving them greater volume, weight, power and data capacity, as well as flexibility of launch schedule, while holding costs down compared to an independent satellite development effort.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of more than 75 service providers, more than 200 VARs and more than 45 VAMs. These distributors sell our products and services to end users, either directly or indirectly through service providers, VARs or dealers. Of these distributors, 31 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific lines of business. We also sell airtime services directly to the U.S. government, including the DoD, for resale to other government agencies. The U.S. government and international government agencies may purchase additional services as well as our products and related applications through our network of distributors.

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

Commercial Markets

We view our commercial business as our primary source of long-term growth. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voice mail. Unlike service providers, our VARs typically focus more on data applications and provide a broader array of value-added services specifically targeted to the niche markets they serve, such as maritime, M2M, aviation and government markets, where high-use customers with specialized needs are concentrated. These VARs integrate our handsets, transceivers, high-speed data devices and short-burst data modems with other hardware and software to create packaged solutions for end users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, the DoD and other U.S. and foreign government agencies. Our service providers include satellite service providers such as Airbus Defense and Space, Applied Satellite Technology Limited and Network Innovations, as well as some of the largest telecommunications companies in the world, including Telstra Corporation Limited, KDDI Corporation and Singapore Telecommunications Limited. Our VARs include Gogo Business Aviation LLC, ARINC Incorporated, Blue Sky Network, LLC, DeLorme Publishing Company Inc., General Dynamics Corporation, Joubeh Technologies Inc., Kore Telematics Inc., Mix Telematics International (Pty) Ltd., NAL Research Corporation, OnixSat Rastreamento de Veículos Ltda. and Zunibal S.A.

We also sell our products to VAMs, who integrate our transceivers into their proprietary hardware. These VAMs produce specialized end-user equipment, including integrated ship, vehicular and aviation communications systems, and global asset tracking devices, which they offer to end users in maritime, aviation, government and M2M markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. Our VAMs include Applied Satellite Engineering, Inc., Beam Communications Pty Ltd., DeLorme Publishing Company Inc., Gilat Satcom Ltd., Honeywell, Calamp Wireless Networks Corporation, Quake Global, Inc. and Cobham plc.

In addition to VARs and VAMs, we maintain relationships with approximately 40 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing and support expenses. Our VADs include Two10degrees Limited, Global Marine Networks, LLC, Hirschmann Automation and Controls, Inc. and Maxtena, Inc.

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

We also provide maintenance services for the DoD gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by DISA. This agreement, effective September 2013, provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government, the first two of which have been exercised. If the U.S. government elects to exercise all available one-year options, the total value of the contract to us would be approximately $38 million. The U.S. government may terminate the GMSS contract, in whole or in part, at any time.

In October 2012, we were also awarded a five-year indefinite-delivery/indefinite-quantity contract from DISA to upgrade the DoD gateway and ensure its compatibility with Iridium NEXT. This contract has a one-year base period and four one-year options, the first three of which have been exercised, and has a maximum potential value of $47 million to us over the full five-year period, if all options are exercised.

U.S. government services accounted for approximately 23% of our total revenue for the year ended December 31, 2015. Our reported U.S. government revenue includes airtime revenue derived from the EMSS contract and services provided through the GMSS contract and other engineering and support contracts with the U.S. government. This revenue does not include airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, which we report as commercial service revenue, or equipment purchased by government customers from third-party distributors. We are unable to determine the specific amount of U.S. government revenue derived from these commercial sources.

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

Our current principal lines of business include land mobile, M2M, maritime, aviation, and government.

Land Mobile

We are the leading provider of mobile satellite communications services to the land mobile sector, providing handset services to areas not served or inconsistently served by existing terrestrial communications networks. In a 2015 report, Euroconsult estimated that there were approximately 625,000 active satellite handsets in the market in 2015. Mining, forestry, construction, oil and gas, utilities, heavy industry and transport companies as well as the military, public safety and disaster relief agencies constitute the largest portion of our land mobile end users.  We also include sales of Iridium GO! and Iridium push-to-talk, or PTT, services in the land mobile sector. We believe that demand for mobile communications devices operating outside the coverage of terrestrial networks, combined with our small, lightweight, durable handsets with true global coverage, will allow us to capitalize on growth opportunities among these users.

Our land mobile end users utilize our satellite communications services for:

•

Voice and data:  Multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services, location-based services, and to provide pay telephony services for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and while conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor segments rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage.  In addition, Iridium PTT offers military, first responder, oil and gas, civil government and other users the ability to hold group calls using the Iridium Extreme® PTT handset. Our VAMs and VARs can also develop their own land mobile, fixed, aviation or maritime Iridium PTT devices using the Iridium 9523 PTT.

•	Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls and to establish data, e-mail, internet and corporate network connections.
•

Public safety and disaster relief:  Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of natural disasters such as the Nepal earthquake, Hurricane Sandy, the Japan earthquake and tsunami and Typhoon Haiyan. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America.

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

Machine-to-Machine

We are one of the leading providers of satellite-based M2M services. We believe the early stage of this market and its low penetration present opportunities for future growth. As with land mobile, our largest M2M users include mining, construction, oil and gas, utilities, heavy industry, maritime, forestry and transport companies, as well as the military, public safety and disaster relief agencies. We believe increasing demand for automated data collection processes from mobile and remote assets operating outside the coverage of terrestrial wireline and wireless networks, as well as the continued need to integrate the operation of such assets into enterprise management and information technology systems, will likewise increase demand for our M2M applications. For example, our M2M devices have been adopted as standard equipment and as factory options by heavy equipment manufacturers to provide telematics solutions for end users.

Our M2M services are used for:

•

Fleet management:  Our global coverage permits our products and services to be used to monitor the location of vehicle fleets, hours of service and engine telemetry data, as well as to conduct two-way communications with drivers around the world. Fleet management companies, such as Trimble Transportation & Logistics, Mix Telematics and Zatix, use our service to provide distance drivers with reliable communication to their dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit. We expect that the need for more efficient, cost-effective and safer fleet operations as well as the imposition of regulatory mandates related to driver safety, such as drive-time monitoring, will increase demand for our services in this area.

•

Fixed-asset monitoring:  Multinational corporations, such as oil-field service companies like Schlumberger Limited and ConocoPhillips Company, use our services to run applications that allow remote monitoring and operation of equipment and facilities around the globe, such as oil pipelines and offshore drilling platforms.

•

Asset tracking:  Leveraging M2M applications developed by several of our distributors, companies use our services and related devices to track assets, including personnel, for logistics, theft-prevention and safety purposes. Companies and organizations that have fleets of vehicles use M2M solutions from Iridium distributors to improve the efficiency of their operations. For example, customers use inthinc's waySmart M2M solution to reduce accidents and increase vehicle uptime, and the Department of Homeland Security Office of Enforcement and Removal uses Fleet Management Solutions’ M2M solution to transmit position, direction, speed and other data for management of its vehicle fleet.

•

Resource management:  Our global coverage and data throughput capabilities support natural resource management applications, such as fisheries management systems. CLS and FW Telematics, two of our VARs, have developed applications for the fishing industry that enable regulatory compliance of fishing practices in a number of countries around the world.

•

Scientific data monitoring:  The global coverage of our network supports many scientific data collection applications such as the Argo float program of the National Oceanographic and Atmospheric Administration, or NOAA, and the Global Ocean Observation project Challenger, operated by Rutgers University. These programs rely on our M2M services to collect scientific data from buoys and ocean gliders located throughout the world’s oceans for monitoring and analysis. We believe the increased need for monitoring climate and environmental data associated with global climate change and human impact on the planet will increase demand for these services.

•

Personal Tracking Devices and Location-Based Services:  Several of our VAMs and VARs, such as DeLorme, NAL Research and Track24, have introduced small, portable personal tracking devices that will provide personal tracking and data communications services to commercial end users. In addition, Iridium GO! and the Iridium Extreme handset offer personal tracking and location-based services. These devices use M2M data services to send location information and other data to web-based portals for tracking of and messaging with users.

Maritime

We believe the maritime market is one of our most significant long-term market opportunities. End users of our services in the maritime sector include companies engaged in merchant shipping, passenger transport, fishing, energy and recreation. Merchant shipping accounts for a significant portion of our maritime revenue, as those ships spend the majority of their time at sea away from coastal areas and out of reach of terrestrial communications services. Our products and services targeting the maritime market typically have high average revenue per subscriber, with multiple users on a single subscriber account. Once a system is installed on a vessel, it often generates a multi-year recurring revenue stream from the customer. As a consequence, from time to time we may offer promotions or rebates to accelerate new customer acquisitions and a long-term revenue stream.

We believe demand for higher-speed, low-cost data services will allow us to capitalize on opportunities in this market. We believe Iridium Pilot®, which uses our Iridium OpenPort service to offer uncompressed data speeds of up to 134 kilobits per second, or kbps, and three independent voice lines, presents a competitive, broadband communication solution to end users in the maritime market.

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

•

Safety applications:  Ships in distress, including as a result of potential piracy, hijack or terrorist activity, rely on mobile satellite voice and data services. The Ship Security and Alert Systems regulations were adopted by the International Maritime Organization, or IMO, to enhance maritime security in response to the threat from terrorism and piracy. Most deep-sea passenger and cargo ships must be fitted with a device that can send an alert message containing the ship’s ID and position whenever the ship is under threat or has been compromised. We and our distribution partners have developed several product solutions to meet this requirement for merchant vessels. The Global Maritime Distress and Safety System, or GMDSS, is a maritime service built to alert a maritime rescue coordination center of each vessel’s situation and position, information that can then be used to coordinate search and rescue efforts among ships in the area. The IMO requires all vessels flagged by signatories to the International Convention for the Safety of Life at Sea (SOLAS) over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that use GMDSS applications. We are working through the authorization process with the IMO for provisional inclusion in the GMDSS, which we currently anticipate receiving in late 2016.  Following this process, we expect to conduct integration and trial service activities with Iridium Certus terminals that include GMDSS service capabilities developed by our manufacturing licensees, allowing final approval of GMDSS capability and availability of the service to customers as early as 2018.

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

•

Aviation passenger communications:  Corporate and private fleet aircraft passengers use our services for air-to-ground telephony and data communications. Operators are currently using our services to enable passengers to e-mail using their own Wi-Fi-enabled mobile devices, including smartphones, without causing interference with aircraft operation. We believe our distributors’ small, lightweight, cost-effective solutions offer an attractive option for aircraft operators, particularly small fleet operators.

•

Rotary and general aviation applications:  We are also a major supplier for rotary aviation applications to end users in a number of markets, including medevac, law enforcement, oil and gas, and corporate work fleets. Companies such as Air Logistics, EagleMed and Air Evac Lifeteam rely on applications from our distributors for traditional voice communications, fleet tracking and management, and real-time flight diagnostics. VARs and VAMs such as Flightcell International Ltd., Garmin International, Inc., Honeywell International, Inc., SkyTrac and Spider Tracks Limited incorporate Iridium products and services into applications for this market.

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

Services and Products

At December 31, 2015, we had approximately 782,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, M2M services and high-speed data. Sales of our commercial services collectively accounted for approximately 59% of our total revenue for the year ended December 31, 2015. We also sell related voice and data equipment to our customers, which accounted for approximately 18% of our total revenue for the year ended December 31, 2015. In addition, we offer services to U.S. government customers, including the DoD. U.S. government services accounted for approximately 23% of our total revenue for the year ended December 31, 2015.

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

Iridium PTT Service

Building on the foundation of DTCS, which provided regional tactical radio service to DoD users, we launched Iridium PTT to our commercial customers in July 2015. Iridium PTT enables regional PTT calls, or global PTT calls among users on the same talkgroup in up to 10 geographically disparate locations around the world, providing a fast and robust communication experience. Iridium PTT can be used via the Iridium Extreme PTT satellite phone or the Iridium 9523 PTT core transceiver, which gives our VAMs the ability to build Iridium PTT into existing land mobile, maritime and aviation communications equipment. We and our partners are also developing interoperability solutions for existing terrestrial Land Mobile Radio systems, which will further extend the utility of the service.

Broadband Data Services

Our broadband data service, Iridium OpenPort, offers maritime, aviation and terrestrial users speeds of up to 134 kbps and three independent voice lines. We believe Iridium OpenPort offers a competitive alternative to other satellite broadband services that are sold at higher costs. For our Iridium OpenPort service, we typically charge service providers usage fees for airtime consumed by the respective subscribers for voice and data communications. In conjunction with our distributors, we also offer additional services that permit service providers and VARs to offer complete integrated solutions for prepaid calling, e-mail and IP-based data communications. For example, we offer a product with one of our distribution partners, KVH Industries, Inc., that integrates Iridium Pilot with its mini-VSATSM broadband service to provide backup connectivity when the mini-VSAT terminal is out of its coverage area or out of service.

Iridium is also developing a new broadband service with enhanced capabilities enabled by the more powerful Iridium NEXT satellites. Iridium Certus will become available as Iridium NEXT satellites are deployed, and will support a variety of data speeds and antenna types, ranging from 88kbps or lower, and eventually up to 1.4Mbps after the entire Iridium NEXT constellation is available. Iridium has licensed Iridium Certus technology to an initial group of terminal manufacturers who are developing products for the maritime, aviation and terrestrial markets. Iridium is also licensing and designating specific service partners who will be able to sell Iridium Certus products to their customers. We believe Iridium Certus will provide a competitive, cost-effective and reliable range of narrowband and broadband services to the market, in standalone applications or as a companion to other technologies like VSAT.

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

U.S. Government Services

We provide U.S. government customers bulk access to our services, including voice, netted voice, data, messaging and paging services, as well as maintenance services for the DoD’s dedicated gateway. We provide airtime to U.S. government subscribers through DoD’s gateway, under the EMSS contract, which is a fixed-price contract covering voice, low-speed data, paging, broadcast and DTCS services. Additional services, such as future broadband capabilities, would be provided at an additional fee. To comply with U.S. government requirements, we ensure handsets sold for use by the U.S. government are manufactured in the United States. U.S. government customers procure our voice and data products through our network of distributors. Our VARs and VAMs typically integrate our products with other products, which they then offer to U.S. government customers as customized products. Our voice and data solutions include:

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

With funding support from the DoD, we continue to invest in research and development to develop new products and applications for use by all branches of the U.S. armed forces. In conjunction with DISA, we and our distribution partners offer Netted Iridium, which uses a line of radio-only devices that permit beyond-line-of-sight PTT group calling services for a user-defined group, or net.

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

Iridium Extreme PTT. Iridium also offers the Iridium Extreme PTT, which enhances the Iridium Extreme with an intelligently designed push-to-talk mode, expanded loudspeaker, reinforced PTT button, and extended capacity battery.

The user interface provides access to multiple communication services, including voice calling, SMS and SOS in phone mode and PTT mode, allowing users to connect to a talkgroup located in up to 10 geographic regions worldwide.  The Iridium Extreme PTT weighs 9.5 ounces and offers up to 6.5 hours of talk time in phone mode and five hours of talk time in PTT mode.

We expect these devices to maintain our competitive position as premium offerings in the market due to their capabilities, mobility, reliability and global coverage. In addition to these devices, we offer the Iridium 9505A handset and variants of the Iridium 9555 and Iridium Extreme handsets that are qualified for sale to U.S. government customers.

Iridium GO!

We also offer Iridium GO!, a small, rugged, personal connectivity device that connects to the Iridium network to create a Wi-Fi hotspot, enabling the use of smartphones and tablets to make voice calls, send text messages and emails, post to social networking sites, and use the mobile web. Iridium GO! also has an emergency SOS button and GPS and location-based services. Smartphone or tablet access is provided through special applications downloaded for free from the Apple App Store or through Google Play for Android smartphones or tablets. A software development kit is available to enable the creation of additional applications or integrate Iridium GO! connectivity into existing applications, targeted to specific customer segments.

Voice and Data Modems

We also offer a combined voice transceiver and data modem, which our distributors integrate into a variety of communications solutions that are deployed in different applications around the world. Our principal offering in this space is the Iridium Core 9523 L-Band transceiver, which utilizes the transceiver core of our Iridium Extreme satellite handset. The Iridium Core 9523 provides a small voice and data module that can be integrated with other components to create a modem tailored for typical VAM applications as well as specific applications, such as a dual-mode terrestrial radio and satellite phone or M2M applications that require larger data packets. The Iridium 9523 PTT adds PTT capability, allowing development partners to design and build land mobile, fixed, aviation and maritime devices with Iridium PTT. We also offer the 9522B L-Band transceiver, which utilizes the same transceiver core that is used in our Iridium 9555 satellite handset to provide voice and circuit-switched data services. Our principal customers for our L-Band transceivers are VAMs and VARs, who integrate them into specialized devices that access our network.

Broadband Data Devices

Our Iridium Pilot terminal provides up to three independent voice lines and an internet connection for data speeds from 32 to 134 kbps over our Iridium OpenPort service. All voice and data capabilities can be used simultaneously. Our principal customers for Iridium Pilot are service providers who integrate the device with their own hardware and software products to provide a suite of customer-focused voice and IP-based data packages for ship business, crew calling and e-mail. We believe our Iridium Pilot terminal, with its high bandwidth and flexible service options, provides an excellent low-cost option to the maritime market, including market sectors such as luxury yachts, tug boats and other fishing and cruising vessels. Iridium Pilot also offers a low-cost solution as a complement to maritime Very Small Aperture Terminal, or VSAT, systems providing broadband and data services for ships, where Iridium Pilot can fill in coverage gaps, provide services where the VSAT terminal is not licensed to operate, and provide an alternate channel for VSAT maintenance and configuration. We also offer Iridium Pilot Land Station, which allows remote individuals and businesses from off-the-grid terrestrial locations to obtain reliable internet connections and voice calling no matter where they are located.

Machine-to-Machine Data Devices

Our principal M2M devices are the Iridium 9602 and 9603 full-duplex short-burst data transceivers. The Iridium 9602 is a small data device with two-way transmission, capable of sending packet data to and from any point in the world with low latency. The principal customers for our Iridium 9602 data modems are VARs and VAMs, who embed the Iridium 9602 into their tracking, sensor, and data applications and systems, such as asset tracking systems. Our partners often combine the Iridium 9602 with a GPS receiver to provide location information to customer applications. We also offer the Iridium 9603, an even smaller transceiver that is functionally identical to the Iridium 9602. In addition, an increasing number of VARs and VAMs are including a cellular modem as part of their Iridium applications to provide low-cost cellular data transmission when available. These types of multimode applications are adopted by end users who require the ability to regularly transfer data but operate in areas with inconsistent cellular coverage. We provide gap-filler coverage for these applications, allowing users to operate anywhere on the globe. We continue to invest in research and development to develop smaller, lighter products in this market. We also offer Iridium Burst®, our one-to-many global data broadcast service, which enables enterprises to send data to an unlimited number of devices anywhere in the world, even inside buildings, vehicles or aircraft.

Device Development and Manufacturing

We contract with Cambridge Consulting Ltd. and other suppliers to develop all of our devices, and with Benchmark Electronics Inc., or Benchmark, to manufacture our devices in facilities in Thailand and the U.S.  Pursuant to our contract with Benchmark, we may be required to purchase excess materials at cost plus a contractual markup if the materials are not used in production within the periods specified in the agreement. Benchmark generally repurchases the materials from us at the same price we paid, as required for the production of the devices. Our agreement with Benchmark is automatically renewable for additional one-year terms unless terminated by either party.

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

	Year Ended December 31,
	2015	2014	2013
United States	50%	47%	46%
Canada	10%	11%	13%
United Kingdom	11%	12%	10%
Other Countries (1)	29%	30%	31%

(1)No other single country represented more than 10% of our revenue for any of the periods indicated.

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

	Year Ended December 31,
	2015	2014	2013
Commercial voice traffic (minutes)	88%	90%	90%
Commercial data traffic (kilobytes)	67%	69%	67%

Our Network

Current Constellation

Our satellite network has an architecture of 66 in-orbit LEO satellites operating in six orbital planes of eleven vehicles each in nearly circular polar orbits, in addition to in orbit spares. Our operational satellites orbit at an altitude of approximately 483 miles (778 kilometers) above the earth and travel at approximately 16,689 mph, resulting in a complete orbit of the earth approximately every 100 minutes. The design of our constellation ensures that generally at least one satellite is visible to subscribers from any point on the earth’s surface, covering all of the world’s population. While our constellation offers true global coverage, most of our satellite services are not available in locations where a satellite signal cannot be transmitted or received or when the device or antenna does not have a direct line of sight to a satellite, such as inside a building.

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

We believe our interlinked satellite infrastructure provides several advantages over low earth orbiting “bent-pipe” satellite networks that rely on multiple terrestrial gateways, such as Globalstar’s and ORBCOMM’s networks. We have the only satellite network with true global coverage, and our constellation is less vulnerable to single points of failure, since traffic can be routed around any one satellite problem to complete the communications path. In addition, the small number of ground stations increases the security of our constellation, a factor that makes our network particularly attractive to government institutions and large enterprises. The low orbit of our constellation also allows our network to operate with low latency and with smaller antennas due to the proximity of our satellites to the earth.

Our constellation provides significant coverage overlap for mitigation of service gaps from individual satellite outages, particularly at higher northern and southern latitudes. Each satellite was designed with a high degree of on-board subsystem robustness, an on-board fault detection system, and isolation and recovery capabilities for safe and quick risk mitigation. Our ability to reposition our satellites provides us with operating flexibility and enhances our ability to maintain a commercially acceptable level of service. Historically, if a satellite should fail or become unusable, in most cases, we were able to reposition one of our in-orbit spare satellites to take over its functions. Today, if a failure occurs in an orbital plane in which we have an in-orbit spare, we may be able to reposition the spare within days, with minimal impact on our services. If there is no in-orbit spare located in the relevant orbital plane, redeploying an in-orbit spare into the affected plane would take at least one year, or we may replace it with a newly launched Iridium NEXT satellite, if available. The design of our space and ground control system facilitates the real-time intervention and management of the satellite constellation and service upgrades via software enhancements. In addition, we have completed the upgrades to all our ground systems, including gateway and teleport technology and satellite control systems.

Our commercial gateway is located in Tempe, Arizona. Our network has multiple antennas, located at the TPN facilities, that communicate with our satellites and pass calls between the gateway and the satellites as the satellites traverse our antennas, thereby connecting signals from the terminals of end users to our gateway. This system, together with our satellite crosslinks, enables communications that are not dependent on a ground station in the region where the end user is using our services. A gateway can also generate and control all user information pertaining to our registered users, such as geo-location and call detail records. The DoD owns and operates a dedicated gateway for U.S. government users to take advantage of this capability. This gateway provides an interface between voice and data devices and the Defense Information Systems Network and other terrestrial infrastructure, providing DoD users with secure communications capabilities.

In 2013, we commenced the provision of Iridium voice and data communications services in Russia to commercial and government subscribers through a local subsidiary and its authorized Russian service providers. In addition to procuring and implementing local billing and operation support services infrastructure, we also secured a site and commenced construction on dedicated gateway and ground station facilities in Russia. We have also had discussions to build or reactivate additional gateways in other countries, such as China and India, that require gateways in their jurisdictions. These gateways would connect the commercial traffic coming to and from their territory to the constellation.

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

We have experienced twelve satellite losses since we reintroduced commercial satellite services in 2001 that have resulted in the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, the last one being in August 2014. Eleven of these losses were from satellites that failed in orbit, and one satellite was lost as a result of a 2009 collision with a non-operational Russian satellite. To date, each time we have lost a satellite we have had an in-orbit spare available to replace it.

Based on the failures and anomalies we have experienced to date, and considering the potential for future anomalies, we believe our current constellation will provide a commercially acceptable level of service through the transition to Iridium NEXT. We expect to be able to mitigate most satellite failures through the use of our remaining in-orbit spare or Iridium NEXT satellites, when available, the implementation of software solutions, and by landing communications traffic using the sites within the TPN infrastructure and backhauling traffic to the Tempe gateway for processing and termination. Accordingly, we believe our constellation can provide a commercially acceptable level of service with fewer than 66 satellites.

We also own spare parts for some of the equipment in our gateway and TPN facilities. We selectively replace parts for our gateway and TPN facilities as necessary and maintain an inventory of spare parts, which we continuously monitor. When we do not have necessary spares in inventory or our spares become obsolete, we rely on third parties to develop necessary parts.

In 2010, we entered into an amended and restated long-term operations and maintenance agreement with Boeing, which we refer to as the O&M Agreement. Boeing operated and maintained our satellite constellation under this O&M Agreement through the end of 2014. Although the term of the O&M Agreement runs concurrently with the operational life of the current constellation, the O&M Agreement also provides for transition to a hybrid operations mode involving network elements from both the original Iridium system and the Iridium NEXT system. We transitioned to hybrid operations as of January 1, 2015, being provided by Boeing under the terms of the Iridium NEXT support services agreement, as described below. Through 2014, the O&M Agreement represented a time-and-materials fee with an annual limit on amounts paid.

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

Pursuant to an amended and restated transition services, products and asset agreement, or the TSA, with Motorola, and a separate agreement with Boeing, Motorola, and the U.S. government, we are required to maintain an in-orbit liability insurance policy, which also covers planned or unplanned de-orbits of individual satellites, with a de-orbiting endorsement to cover the mass de-orbit of our satellite constellation in the amount of $500.0 million per occurrence, and $1.0 billion in the aggregate. The current policy together with the de-orbiting endorsement covers amounts that we and other specified parties may become liable to pay for bodily injury or property damage to third parties related to processing, maintaining and operating our satellite constellation, including individual satellite de-orbits, and, in the case of the de-orbiting endorsement, a mass de-orbit of the satellite constellation, although it contains exceptions for third-party damages which may result from the 2009 in-orbit satellite collision. The policy covers us, the U.S. government, Boeing, as operator of our system, Motorola Solutions, Inc., or Motorola Solutions, as successor to Motorola, and other named beneficiaries. The policy has been renewed annually since the expiration of the original policy’s three-year term in 2003 and currently expires on December 8, 2016. In addition, we maintain a separate $1.0 billion product liability policy to cover Motorola Solutions’ potential liability as manufacturer of the satellites. Given the flexibility of our satellite constellation and upcoming Iridium NEXT launches, we do not maintain in-orbit insurance covering losses from satellite failures or other operational problems affecting our current constellation, although the terms of our Credit Facility require us to do so for a period of time with respect to our Iridium NEXT satellites. See “--Iridium NEXT” below.

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

Iridium NEXT

Our satellites continue to perform well, but they have exceeded their original design lives, and we are currently developing our next-generation satellite constellation, Iridium NEXT, which we expect to commence launching in 2016. Iridium NEXT will maintain the architecture of our current constellation, with 66 in-orbit satellites, as well as six in-orbit spares and nine ground spares. We have contracted with Thales to construct the Iridium NEXT satellites, which are designed to be compatible with our current constellation and end-user equipment. As we launch each batch of Iridium NEXT satellites, we expect to use them to replace satellites in our current constellation, minimizing any disruption to our end users.

We plan to deploy 70 satellites on seven Falcon 9 rockets launched by SpaceX and two satellites on a Dnepr rocket launched by Kosmotras. We expect to complete the deployment of the Iridium NEXT constellation in 2017. The current constellation is expected to provide a commercially acceptable level of service through the transition to Iridium NEXT. In December 2013, we filed an application with the FCC to modify our space station license to give us authority to launch and operate Iridium NEXT. The application remains pending.

The Iridium NEXT constellation will also host the Aireon system. The Aireon system is being developed by Aireon LLC, our joint venture with the ANSPs of Canada, Italy, Denmark and Ireland, to provide a global air traffic surveillance service through a series of ADS-B receivers on the Iridium NEXT satellites. Aireon has contracted to offer this service to our co-investors in Aireon, as well as NATS and other ANSPs, and plans to offer the service to other customers worldwide, including the FAA. These ANSPs will use the service to provide air traffic control services over the oceans, as well as polar and remote regions. Aireon also plans to market the data to airlines and other users. Under our agreements with Aireon, Aireon will pay us fees of $234 million to host the ADS-B receivers on Iridium NEXT, as well as data services fees of up to approximately $20 million per year, once the system is fully operational, for the delivery of the air traffic surveillance data over the Iridium NEXT system.

While the Aireon ADS-B receivers are the primary hosted payload on the Iridium NEXT satellites, we have also entered into an agreement with Harris for it to utilize the remaining space for payloads it has constructed for its customers. We expect this agreement to result in an additional $76 million in hosting and data service fees. In addition, in September 2013, we announced Iridium PRIME to address the traditional challenges of hosted payload missions, which include inflexible launch schedules, “one-off” mission control systems and ground connectivity challenges, by providing customers access to the Iridium NEXT satellite constellation with flexibility as to the number of payloads they can deploy, the number of planes they occupy, and independent mission control, at substantial cost savings compared to current stand-alone solutions.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. We believe the Credit Facility, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility,” together with cash on hand and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017.

The Credit Facility requires us to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. We are in the process of placing this insurance. On November 24, 2015, we entered into an amendment to the Credit Facility, with respect to the timing and nature of this coverage.  Prior to the amendment, we were required to place launch and in-orbit insurance for all eight planned launches of Iridium NEXT satellites at least three months prior to the first launch. The amendment allows us to place the insurance on a launch-by-launch basis for the first three launches.  The Credit Facility now requires us to obtain, at least three months prior to each of the first three launches of Iridium NEXT satellites, insurance covering such launch and the first 12 months of operation of the Iridium NEXT satellites on such launch. In addition, at least three months prior to the fourth launch of Iridium NEXT satellites, we are required to obtain insurance covering the final five launches and the first 12 months of operation of the Iridium NEXT satellites launched on such launches. The Credit Facility also previously required that our launch and in-orbit insurance cover not only the cost of replacement satellites and launch vehicles but also the cost of premiums for insurance on any relaunch. The amendment to the Credit Facility eliminated the requirement to obtain insurance for the cost of such premiums.

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

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.3 billion, and we expect our payment obligations under the FSD to extend into the first quarter of 2018. As of December 31, 2015, we had made total payments of $1,537.1 million to Thales, of which $1,303.1 million were from borrowings under the Credit Facility. We currently use the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, we expect to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME.

In March 2010, we entered into an agreement with SpaceX as the primary launch services provider for Iridium NEXT. The contract price under the SpaceX agreement is $468.1 million which includes the exercise of our reflight option in the event of launch failure. As of December IN, 2015, we had made total payments of $318.3 million to SpaceX, including a $3.0 million refundable deposit for the reservation of additional future launches, which is not included in the total contract price. The SpaceX Falcon 9 rocket is configured to carry ten Iridium NEXT satellites to orbit with each launch.

In June 2011, we entered into an agreement with Kosmotras as a supplemental launch service provider for Iridium NEXT. The Kosmotras agreement originally provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, we exercised an option for one launch to carry the first two Iridium NEXT satellites. If we do not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of December 31, 2015, we had made aggregate payments of $36.8 million to Kosmotras.  The option to purchase two dedicated launches expired as of December 31, 2013, and in June 2015, we agreed with Kosmotras to replace the remaining options with a new set of options to purchase up to six dedicated launches.

Harris Agreement

In June 2012, Aireon entered into an agreement with Harris for the design, development and production of the Aireon payload for each of the planned Iridium NEXT satellites. The Harris agreement does not provide for any guarantee of payment by us, but we may make available up to $10 million worth of airtime for Aireon to satisfy a portion of its payments under the Harris agreement in the event that Aireon cannot make such payments. We do not currently expect Aireon to require these airtime credits.

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

Under the Aireon LLC Agreement, NAV CANADA’s subsidiary may acquire up to a 51% interest in Aireon and the other ANSP investors or their subsidiaries may acquire up to a 24.5% interest, collectively, with Iridium retaining a 24.5% interest. The Aireon LLC Agreement provides for the purchase by these investors of preferred membership interests in multiple tranches for an aggregate purchase price of $270 million, of which $195 million has been invested through 2015. Each tranche is subject to the satisfaction of various operational, commercial, regulatory and financial conditions. NAV CANADA’s subsidiary made its first tranche investment of $15 million in November 2012, its second tranche investment of $40 million in July 2013, and its third tranche investment of an aggregate of $65 million in June 2014 and January 2015, and has scheduled tranches of an additional $15 million in 2016 and $15 million in late 2017. The other ANSP investors made their first tranche investment of an aggregate of $50 million in February 2014 and their second tranche investment of an aggregate of $25 million in July 2014 and January 2015, with scheduled tranches of an additional $33 million in 2016 and $12 million in late 2017. Following the completion of the investments by the new investors and NAV CANADA’s subsidiary, Aireon will be required, if and when funds are available, to redeem a portion of our ownership interest for a payment of $120 million. We expect this redemption of our ownership interest to occur in 2018.

The Aireon LLC Agreement provides for Aireon to be managed by a board of directors consisting of 11 members. Currently, Iridium Satellite may nominate four directors, NAV CANADA may nominate four directors, Enav may nominate one director and the other two investors may together nominate one director. The chief executive officer of Aireon serves as the eleventh director. Following the final investment tranche, expected in late 2017, NAV CANADA will be able to nominate six directors and Iridium Satellite will be able to nominate two directors, with the remaining nomination rights unchanged. The Aireon LLC Agreement also provides the minority-interest holders with several protective provisions.

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

Research and Development

Our research and development efforts have focused on the development, design and testing of new products and services, such as Iridium PTT, Iridium Burst, Iridium Pilot Land Station and Iridium GO!, each introduced in 2014, and the planning and development of the Iridium NEXT constellation, ground infrastructure and chipsets. We also develop product and service enhancements and new applications for our existing products and services. Our research and development expenses were $16.1 million, $17.6 million and $11.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Employees

As of December 31, 2015, we had 244 full-time employees, none of whom is subject to any collective bargaining agreement. We consider our employee relations to be good.

Intellectual Property

At December 31, 2015, we held eight U.S. patents and one foreign patent. These patents cover several aspects of our satellite system, our global network and our devices.

In addition to our owned intellectual property, we also license critical system technology from Motorola Solutions, including software and systems to operate and maintain our network as well as technical information for the design and manufacture of our devices. This intellectual property is essential to our ability to continue to operate our constellation and sell our devices. We also have licensed technology from Motorola Solutions relating to the development and operation of Iridium NEXT and related ground infrastructure, products and services. We maintain our licenses with Motorola Solutions pursuant to several agreements, which can be terminated by Motorola Solutions upon the commencement by or against us of any bankruptcy proceeding or other specified liquidation proceedings or upon our material failure to perform or comply with any provision of the agreements. If Motorola Solutions were to terminate any such agreement, it may be difficult or, under certain circumstances, impossible to obtain the technology from alternative vendors. Motorola Solutions has assigned to a third party a portion of the patents that are covered by some of these licenses.

We license additional system technology from other third parties and expect to do so in the future both in connection with our current network, products and services and with the development and operation of Iridium NEXT and related ground infrastructure, products and services. If any such third party were to terminate its agreement with us or cease to support and service this technology, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain substitute technology from alternative vendors. Any substitute technology may also have lower quality or performance standards, which would adversely affect the quality of our products and services. For more information, see “Risk Factors—We are dependent on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing products and services.”

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

In addition, Aireon’s ability to pay us hosting fees will depend on the development of the market for a space-based ADS-B service among air navigation service providers, or ANSPs, particularly the FAA. Aireon does not have a contract with the FAA to provide commercial, operational ADS-B services, and there can be no assurance that it will be successful in securing such a contract. The FAA’s activities to date have been limited to preparing to use space-based ADS-B, and no funds have been allocated by the FAA for a commercial, operational commitment to Aireon. If Aireon is not successful in entering into a contract with the FAA for the provision of operational ADS-B services, it may not be able to make its hosting reimbursement payments to us when we currently anticipate or at all.

Aireon will itself require significant additional capital to complete the successful development, deployment and operation of its system. The Aireon LLC Agreement provides for the purchase by NAV CANADA Satellite and three other ANSP investors of additional membership interests in multiple tranches through late 2017 for an aggregate investment of up to $270 million, of which $195 million has been funded through 2015. Each tranche, however, is subject to the satisfaction of various operational, commercial, regulatory and financial conditions, some of which will be out of our control, and the investors have significant discretion in the determination of whether those conditions have been met. Further, if the FAA and other ANSPs do not contract for services on the timeline we expect, Aireon may need additional operating capital. If Aireon issues equity to raise such capital, we may experience dilution of our retained interest in Aireon.

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

Our business plan calls for the development of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, hardware and software upgrades to maintain our ground infrastructure and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion Credit Facility, together with cash on hand and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME. Our ability to continue to make draws under the Credit Facility will depend upon our satisfaction of the borrowing conditions provided for in the Credit Facility at the time of the borrowing, some of which will be outside of our control. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility” in this report.

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

We are currently developing Iridium NEXT, which we expect to commence launching in 2016. While we expect our current satellite constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will do so. If we are unable to effectively deploy Iridium NEXT for any reason, whether as a result of insufficient funds, manufacturing or launch delays, launch failures, in-orbit satellite failures, inability to achieve or maintain orbital placement, failure of the satellites to perform as expected, interference between any hosted payload and our network, or delays in receiving regulatory approvals or otherwise, before our current constellation ceases to provide a commercially acceptable level of service, or if we experience backward compatibility problems with our new constellation once deployed, we would likely lose customers and business opportunities to our competitors, resulting in a potentially material decline in revenue and profitability and the inability to service our debt.

Iridium NEXT may not be completed on time, and the costs associated with it may be greater than expected.

We estimate that the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 will be approximately $3 billion, although our actual costs could substantially exceed this estimate. We may not complete Iridium NEXT and related ground infrastructure on time, on budget or at all. We have delayed our first launch, originally scheduled for the first quarter of 2015, to 2016 because of delays by our satellite manufacturer and failure of our launch provider, Kosmotras, to obtain approval for launch, and we may experience further delays. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. Development of Iridium NEXT may suffer from additional delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

•	lower than anticipated internally generated cash flows, including from Aireon and other hosted payloads;
•	the failure to maintain our ability to make draws under the Credit Facility, including by reason of our failure to satisfy any ongoing financial or other condition to making draws;
•	operating and other requirements imposed by the lenders under the Credit Facility;
•

our and Thales’s ability to design and manufacture the Iridium NEXT satellites on time and on budget, including issues that might be found late in the process, for example during systems-level testing;

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

Our Iridium NEXT launch strategy includes a launch of two satellites using a Russian launch services provider, which may not be able to obtain approval for launch.

Our strategy to launch our 72 Iridium NEXT satellites includes a planned launch of two satellites on a Dnepr rocket under contract with International Space Company Kosmotras, or Kosmotras, a Russian launch services provider, with the remaining 70 satellites to be launched on seven Falcon 9 rockets under contract with Space Exploration Technologies Corporation, or SpaceX. Kosmotras has, to date, been unable to secure approval from the Russian Ministry of Defense to launch the Dnepr rocket from the military base in Yasny, Russia. If we cannot launch these two satellites as planned, we would need to arrange for their launch on another launch vehicle, which could increase our costs. We may also be unable to recover the amounts we have already paid to Kosmotras.

Loss of any Iridium NEXT satellite during launch or delays in our launch schedule could delay or impair our ability to offer our services or increase our costs.

The launch of our Iridium NEXT satellites will be subject to the inherent risk of launch failures, which could result in the loss or destruction of one or more satellites. We have entered into our launch services agreement with SpaceX, pursuant to which SpaceX will provide launch services to us in connection with our deployment of Iridium NEXT. The SpaceX agreement contemplates seven launches of ten satellites each on SpaceX’s Falcon 9 rocket over a two-year period. SpaceX is a rapidly growing company in a technically complicated industry and is working to meet an aggressive launch manifest. A failure by SpaceX to maintain its launch schedule could expose us to delay or the need to utilize an alternate launch services provider, which could substantially increase our launch costs. We have also entered into a launch services agreement with Kosmotras pursuant to which Kosmotras will provide supplemental or alternative launch services for Iridium NEXT. We have exercised an option to have Kosmotras launch two Iridium NEXT satellites. The use of Kosmotras to replace one or more of the contemplated SpaceX launches would increase our launch costs.

We do not expect to be able to fully insure all of our Iridium NEXT launches prior to the first launch, as a result of which we may be subject to increased costs.

We have not obtained 100% of the insurance for our second and subsequent planned launches and may not be able to do so prior to the first launch.  Obtaining launch and in-orbit insurance in installments subjects us to the risk that the market for insurance for later launches may be adversely affected by launch or in-orbit failures on earlier launches or by other changes in market conditions.  If we experience any such problems on our early launches, our cost to obtain insurance for the remaining portion of our later launches may exceed our estimates, or we may not be able to obtain such insurance at all.  If we are not able to secure insurance for the remaining portion of our later launches and experience launch or in-orbit losses, we may be required to consume our nine ground and six in-orbit spare satellites.  If such losses exceed our available spares and the proceeds from the insurance we are able to place, we may substantially exceed our cost estimates for the deployment of Iridium NEXT or be unable to complete the deployment of Iridium NEXT at all.

The portion of the launch and in-orbit insurance we have obtained to date contains, consistent with the terms of the Credit Facility, elements of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. The coverage we are seeking for installments of one or more launches contains similar elements of self-insurance and deductibles.  As a result, even if we obtain full launch and in-orbit insurance for each launch, a failure of one or more of our satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss and could harm our financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue.  For more information regarding the terms of our launch and in-orbit insurance, see “Business – Our Network – Iridium NEXT,” above.

Our satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.

Since we introduced commercial services in 2001, we have experienced twelve satellite losses, most recently in August 2014. Eleven of our satellites have failed in orbit, which has resulted in either the complete loss of the affected satellites or the loss of the ability of the satellite to carry traffic on the network, and one satellite was lost as a result of a collision with a non-operational Russian satellite. Also, our satellites have already exceeded their original design lives. While actual useful life typically exceeds original design life, the useful lives of our satellites may be shorter than we expect, and additional satellites may fail or collide with space debris or other satellites in the future. Although to date we have had an in-orbit spare available to replace each lost satellite, if we experience a failure in an orbital plane other than a plane in which we have a spare, we do not expect to replace the failure until we have an Iridium NEXT satellite available to do so. As a result, while we expect our current constellation to provide a commercially acceptable level of service through the transition to Iridium NEXT, we cannot guarantee it will be able to do so. In-orbit failure may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Radiation-induced failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. As our constellation has aged, some of our satellites have experienced individual component failures affecting their coverage or transmission capacity, and other satellites may experience such failures in the future, which could adversely affect the reliability of their service or result in total failure of the satellite. As a result, fewer than 66 of our current in-orbit satellites are fully functioning at any time. Although we do not incur any direct cash costs related to the failure of a satellite, if a satellite fails, we record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero, and any such impairment charges could depress our net income for the period in which the failure occurs.

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

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 23% and 21% of our revenue for the years ended December 31, 2015 and 2014, respectively. We provide the majority of our services to the U.S. government pursuant to our Gateway Maintenance and Support Services, or GMSS, and EMSS contracts. We entered into these contracts in September 2013 and October 2013, respectively. The GMSS contract provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government, two of which have been exercised so far, and the EMSS contract provides for a five-year term. The U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. If the U.S. government terminates either of the agreements or decides not to exercise options under the GMSS agreement, we would lose a significant portion of our revenue.

We are dependent on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing products and services.

We license critical system technology, including software and systems, to operate and maintain our network as well as technical information for the design, manufacture and sale of our devices. This intellectual property is essential to our ability to continue to operate our constellation and sell our services and devices. In addition, we are dependent on third parties to develop enhancements to our current products and services even in circumstances where we own the intellectual property. If any third-party owner of such intellectual property were to terminate any license agreement with us or cease to support and service this technology or perform development on our behalf, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain such technology or services from alternative vendors. Any substitute technology may also be costly to develop and integrate, or could have lower quality or performance standards, which would adversely affect the quality of our products and services. In connection with the design, manufacture and operation of Iridium NEXT and related ground infrastructure and the development of new products and services to be offered on Iridium NEXT, we may be required to obtain additional intellectual property rights from third parties. We can offer no assurance that we will be able to obtain such intellectual property rights on commercially reasonable terms or at all. If we are unable to obtain such intellectual property rights on commercially reasonable terms, we may not be able to complete Iridium NEXT and related ground infrastructure on budget or at all or may not be able to develop new products and services to be offered on Iridium NEXT.

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

We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to manage the growth of our business. As our product portfolio continues to expand, the responsibilities of our management team and other company resources also grow. Consequently, we may further strain our management and other company resources with the increased complexities and administrative burdens associated with a larger, more complex product portfolio. For example, we have in the past experienced quality issues in connection with the introduction of new products and services, and we may experience such issues in the future. Our failure to meet these challenges as a result of insufficient management or other resources could significantly impede our ability to execute our business plan, which relies in part on our ability to leverage our largely fixed-cost infrastructure. To properly manage our growth, we may need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Failure to effectively manage the expansion of our product portfolio in a cost-effective manner could result in declines in product and service quality and customer satisfaction, disruption of our operations or increased costs, any of which would reduce our ability to increase our profitability.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the SEC and The NASDAQ Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline, and we could be subject to sanctions or investigations by The NASDAQ Global Select Market, the SEC or other regulatory authorities.

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

The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand or as a result of aggressive discounting by some operators under financial pressure to expand their respective market share. In addition, we may face competition from new competitors, new technologies or new equipment, including proposed new LEO constellations. For example, we may face competition for our land-based services in the United States from incipient ancillary terrestrial component, or ATC, service providers who are designing a satellite operating business and a terrestrial component around their spectrum holdings. In addition, some of our competitors have announced plans for the launch of additional satellites. As a result of competition, we may not be able to successfully retain our existing customers and attract new customers.

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

Some of the hardware and software we use in operating our gateway is significantly customized and tailored to meet our requirements and specifications and could be difficult and expensive to service, upgrade or replace.

Some of the hardware and software we use in operating our gateway is significantly customized and tailored to meet our requirements and specifications and could be difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts, it nonetheless may be difficult, expensive or impossible to obtain replacement parts for the hardware due to a limited number of those parts being manufactured to our requirements and specifications. In addition, our business plan contemplates updating or replacing some of the hardware and software in our network as technology advances, but the complexity of our requirements and specifications may present us with technical and operational challenges that complicate or otherwise make it expensive or infeasible to carry out such upgrades and replacements. If we are not able to suitably service, upgrade or replace our equipment, our ability to provide our services and therefore to generate revenue could be harmed.

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

In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc., and in January 2014, Inmarsat acquired Globe Wireless, one of our service providers. Following each acquisition, Inmarsat essentially stopped promoting sales of our products and services, and they may further reduce their efforts in the future. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give those distributors. Our two largest distributors, Applied Satellite Technology LTD and Inmarsat, represented a total of 13% of our revenue for the year ended December 31, 2015 and our ten largest distributors represented, in the aggregate, 37% of our revenue for the year ended December 31, 2015. The loss of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications.

We rely on a limited number of key vendors for supply of equipment and services.

We currently rely on Benchmark Electronics Inc., or Benchmark, as the exclusive manufacturer of our current devices, including our mobile handsets, L-Band transceivers, short-burst data devices and Iridium Pilot terminals. Benchmark may choose to terminate its business relationship with us when its current contractual obligations are completed, or if we default under our current agreement. We also utilize sole source suppliers for some of the component parts of our devices. If Benchmark or any of our other suppliers were to terminate its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price or at all.

Our manufacturer and suppliers may become capacity-constrained as a result of a surge in demand, a natural disaster or other event, resulting in a shortage or interruption in supplies or an inability to meet increased demand. Although we may be able to replace sole source suppliers, there could be a substantial period of time in which our products would not be available; any new relationship may involve higher costs and delays in development and delivery, and we may encounter technical challenges in successfully replicating the manufacturing processes. If our manufacturers or suppliers terminate their relationships with us, fail to provide equipment or services to us on a timely basis or fail to meet our performance expectations, we may be unable to provide products or services to our customers in a competitive manner, which could in turn negatively affect our financial results and our reputation.

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

We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States, excluding our Iridium OpenPort broadband data service traffic, accounted for 67% and 69% of total commercial data traffic for the years ended December 31, 2015 and 2014, respectively, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 88% and 90% of total commercial voice traffic for the years ended December 31,

2015 and 2014, respectively. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries.

Conducting operations outside the United States involves numerous risks and, while expanding our international operations would advance our growth, it would also increase our exposure to these risks. For example, in 2013 we commenced the provision of satellite communications services in Russia through a local subsidiary and its authorized Russian service providers and subsequently secured a site and commenced construction of a dedicated gateway in Russia. The U.S. government has recently imposed economic sanctions on certain Russian corporations, banks, and citizens and might impose additional sanctions in the future. If such sanctions, or any Russian response to such sanctions, affects our operations in Russia, it could limit our growth in Russia or prevent us from continuing to operate there at all, which would reduce our revenues.

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

Under our agreement with Motorola, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy, together with the de-orbiting endorsement, covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our satellite constellation and, in the case of the de-orbiting endorsement, a mass de-orbit of our current satellite constellation. Our current policy has a one-year term, which expires on December 8, 2016, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. Our failure to renew our current in-orbit liability insurance policy or obtain a replacement policy would trigger de-orbit rights held by the U.S. government and Boeing described in the immediately preceding risk factor, which, if exercised, would eliminate our ability to provide mobile satellite communications services. In addition, even if we continue to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

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

If the FCC revokes, modifies or fails to renew our licenses, or fails to grant a new license or modification, our ability to operate will be harmed or eliminated.

We hold FCC licenses, specifically a license for our current satellite constellation, licenses for our U.S. gateway and other ground facilities and blanket earth station licenses for U.S. government customers and commercial subscribers, that are subject to revocation if we fail to satisfy specified conditions or to meet prescribed milestones. The FCC licenses are also subject to modification by the FCC. Our current satellite constellation license from the FCC has been extended until January 31, 2018. Our U.S. gateway earth station and the U.S. government customer and commercial subscriber earth station licenses expire between September 2018 and the year 2026. There can be no assurance that the FCC will renew the FCC licenses we hold or grant new ones or modifications, such as our pending application regarding Iridium NEXT. If the FCC revokes, modifies or fails to renew the FCC licenses we hold, or fails to grant a new license or modification, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.

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

The market price of our common stock may be volatile.

The trading price of our common stock may be subject to substantial fluctuations. Factors affecting the trading price of our common stock may include:

•	failure in the performance of our current or future satellites;
•	further delays in the launch of Iridium NEXT;
•	failure of Aireon to successfully develop and market its service;
•	failure to comply with the terms of the Credit Facility;
•	failure to maintain our ability to make draws under the Credit Facility;
•	actual or anticipated variations in our operating results, including termination or expiration of one or more of our key contracts, or a change in sales levels under one or more of our key contracts;
•	sales of a large number of shares of our common stock or the perception that such sales may occur;
•	the dilutive effect of outstanding stock options and other equity awards;
•

changes in financial estimates by industry analysts, or our failure to meet or exceed any such estimates, or changes in the recommendations of any industry analysts that elect to follow our common stock or the common stock of our competitors;

•	impairment of intangible assets;
•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;
•	actual or anticipated changes in the regulatory environment affecting our industry;
•	changes in the market valuations of our competitors;
•	low trading volume; and
•	announcements by our competitors regarding significant new products or services or significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease the facilities described in the following table:

Location	Country	Approximate Square Feet	Facilities	Owned/Leased
McLean, Virginia	USA	30,600	Corporate Headquarters	Leased

Chandler, Arizona	USA	197,000	Technical Support Center, Distribution Center, Warehouse and Satellite Teleport Network Facility	Leased

Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned

Tempe, Arizona	USA	31,000	System Gateway and Satellite Teleport Network Facility	Owned Building on Leased Land

Tempe, Arizona	USA	25,000	Operations and Finance Office Space	Leased

Fairbanks, Alaska	USA	4,000	Satellite Teleport Network Facility	Owned

Svalbard	Norway	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land

Yellowknife, Northwest Territories	Canada	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land

Iqaluit, Nunavut	Canada	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land

Izhevsk, Udmurtia	Russia	11,736	Office Space and Satellite Teleport Network Facility	Leased

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

	Common Stock
	High	Low
Quarter Ended March 31, 2014	$7.95	$5.95
Quarter Ended June 30, 2014	8.49	6.12
Quarter Ended September 30, 2014	9.54	7.85
Quarter Ended December 31, 2014	10.50	8.15
Quarter Ended March 31, 2015	9.94	8.24
Quarter Ended June 30, 2015	11.36	9.00
Quarter Ended September 30, 2015	9.35	5.98
Quarter Ended December 31, 2015	8.64	5.85

On February 22, 2016, the closing price of our common stock was $7.60. As of February 22, 2016 there were 65 holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date. The Credit Facility currently restricts us from declaring, making or paying dividends on our common stock, and we do not anticipate that we will declare any dividends on our common stock in the foreseeable future.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from December 31, 2010 through December 31, 2015 with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Iridium Communications Inc.	$100.00	$93.45	$81.45	$75.76	$118.18	$101.94
S&P 500 Index	$100.00	$100.00	$113.40	$146.97	$163.71	$162.52
Dow Jones Industrial Average Index	$100.00	$105.53	$113.19	$143.18	$153.95	$150.51
NASDAQ Telecommunications Index	$100.00	$87.38	$89.13	$110.54	$120.38	$111.36

Item 6. Selected Financial Data

Iridium Communications Inc.

The following selected historical financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 was derived from our audited financial statements. The selected financial data below should be read in conjunction with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data is historical data and is not necessarily indicative of our future results of operations.

	For the Year Ended December 31,
Statement of Operations Data	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Revenue:
Services	$317,022	$309,424	$292,092	$273,491	$262,322
Subscriber equipment	73,615	78,152	73,303	93,866	94,709
Engineering and support services	20,741	20,981	17,254	16,163	27,276
Total revenue	$411,378	$408,557	$382,649	$383,520	$384,307
Total operating expenses (1)	$337,575	$285,646	$272,755	$278,446	$307,306
Operating income	$73,803	$122,911	$109,894	$105,074	$77,001
Net income	$7,123	$74,989	$62,517	$64,631	$41,035
Comprehensive income	$980	$72,758	$62,185	$64,499	$40,720
Weighted average shares outstanding - basic	95,097	88,080	76,909	74,239	72,164
Weighted average shares outstanding - diluted	95,097	109,400	87,511	78,182	73,559
Net income (loss) per share - basic	$(0.09)	$0.71	$0.72	$0.85	$0.57
Net income (loss) per share - diluted	$(0.09)	$0.69	$0.71	$0.83	$0.56

	As of December 31,
Balance Sheet Data	2015	2014	2013	2012	2011
	(In thousands)
Total current assets	$481,718	$573,113	$369,558	$367,166	$227,242
Total assets (1)	$3,204,230	$2,909,681	$2,309,796	$1,916,341	$1,374,186
Total long-term liabilities	$1,873,895	$1,575,467	$1,268,802	$951,131	$576,278
Total stockholders' equity	$1,228,721	$1,231,864	$939,495	$876,558	$702,018

	For the Year Ended December 31,
Other Data	2015	2014	2013	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$217,479	$214,872	$183,048	$174,023	$183,461
Investing activities	$(439,374)	$(626,254)	$(485,836)	$(443,542)	$(359,337)
Financing activities	$197,066	$438,844	$234,712	$387,571	$192,310

(1) Includes goodwill impairment charge which decreased operating income by $87.0 million for the year ended December 31, 2015.

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

We sell our products and services to commercial end users through a wholesale distribution network, encompassing more than 75 service providers, more than 200 value-added resellers, or VARs, and more than 45 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.

At December 31, 2015, we had approximately 782,000 billable subscribers worldwide, an increase of 43,000, or 6%, from approximately 739,000 billable subscribers at December 31, 2014. We have a diverse customer base, including end users in the following lines of business: land mobile; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the provision of services and the sale of equipment. Service revenue represented 77% and 76% of total revenue for the years ended December 31, 2015 and 2014, respectively. Voice, data and M2M data service revenue have historically generated higher gross margins than subscriber equipment revenue.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, along with the development of new product and service offerings, upgrades to our current services, and hardware and software upgrades to maintain our ground infrastructure. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. We expect to fund the costs of Iridium NEXT with the substantial majority of the funds from our $1.8 billion loan facility, or the Credit Facility, cash on hand, and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME.

In 2015, we began construction on gateway and ground stations in Russia to support our voice and data satellite communications services to commercial and government subscribers through a local subsidiary and its authorized Russian service providers.  Construction on the gateway and ground stations is expected to be completed in 2016.

We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next twelve months. For more information about our sources of funding, see “Credit Facility” and “Liquidity and Capital Resources.”

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space France, or Thales, for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.3 billion, and we expect our payment obligations under the FSD to extend into the first quarter of 2018. As of December 31, 2015, we had made total payments of $1,537.1 million to Thales, of which $1,303.1 million were from borrowings under the Credit Facility, which are classified within property and equipment, net, in our consolidated balance sheet included in this report. We currently use the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, which we expect to be in late 2016, we expect to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME.

In March 2010, we entered into an agreement with Space Exploration Technologies Corp., or SpaceX, to secure SpaceX as the primary launch services provider for Iridium NEXT. The total price under the SpaceX agreement for seven launches and a reflight option in the event of launch failure is $468.1 million. As of December 31, 2015, we had made aggregate payments of $315.3 million to SpaceX, which were capitalized as construction in progress within property and equipment, net. In addition, we made a $3.0 million refundable deposit to SpaceX in the first quarter of 2014 for the reservation of additional future launches, which amount is not included in the total contract price.

In June 2011, we entered into an agreement with International Space Company Kosmotras, or Kosmotras, as a supplemental launch services provider for Iridium NEXT. The Kosmotras agreement originally provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, we exercised an option for one launch to carry two Iridium NEXT satellites. If we do not exercise any additional options, the total cost under the Kosmotras agreement including this single launch will be $51.8 million. As of December 31, 2015, we had made aggregate payments of $36.8 million to Kosmotras, which were capitalized as construction in process within property and equipment, net. The option to purchase two dedicated launches expired as of December 31, 2013, and in June 2015, we agreed with Kosmotras to replace the remaining options with a new set of options to purchase six dedicated launches.

Credit Facility

In October 2010, we entered into a credit facility with a syndicate of bank lenders, which we amended and restated in May 2014. We refer to this amended and restated credit facility, as further amended to date, as the Credit Facility. Ninety-five percent of our obligations under the Credit Facility are insured by Compagnie Française d’Assurance pour le Commerce Extérieur, or COFACE. The Credit Facility consists of two tranches, with draws and repayments applied pro rata in respect of each tranche:

•	Tranche A – $1,537,500,000 at a fixed rate of 4.96%; and
•	Tranche B – $262,500,000 at a floating rate equal to the London Interbank Offer Rate, or LIBOR, plus 1.95%.

In connection with each draw made under the Credit Facility, we borrow an additional amount equal to 6.49% of such draw to cover the premium for the COFACE insurance. We also pay a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. The semi-annual commitment fee on the undrawn portion of the Credit Facility for the year ended December 31, 2015 was $3.3 million and is included in other income (expense) in our consolidated statement of operations. Funds drawn under the Credit Facility are used to pay 85% of each invoice issued by Thales under the FSD until the Credit Facility is fully drawn, the premium for the COFACE insurance and the payment of a portion of interest during a portion of the construction and launch phase of Iridium NEXT.

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. The Credit Facility will mature seven years after the start of the principal repayment period. During this repayment period, we will pay interest on the same date as the principal repayments. Prior to the repayment period, interest payments are due on a semi-annual basis in April and October. Interest incurred during the year ended December 31, 2015 was $64.6 million. We capitalize all interest costs incurred pursuant to the Credit Facility during the construction period of the assets; accordingly, we capitalized $64.6 million in interest incurred in 2015. We pay interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The $64.6 million in interest incurred during the year ended December 31, 2015 consisted of $19.7 million payable in cash, of which $16.0 million was paid during the year and $3.7 million was accrued at year end, and $44.9 million payable by deemed loans, of which $36.4 million was paid during the year and $8.5 million was accrued at year end.

Following the completion of the Iridium NEXT constellation, we may prepay the borrowings subject to the payment of interest makeup costs. We may not subsequently borrow any amounts that we repay. We must repay the loans in full upon a delisting of our common stock, a change in control of our company or our ceasing to own 100% of any of the other obligors, or the sale of all or substantially all of our assets. We must apply all or a portion of specified capital raise proceeds, insurance proceeds, condemnation proceeds and proceeds from the disposal of any interests in Aireon to the prepayment of the loans. The Credit Facility includes customary representations, events of default, covenants and conditions precedent to our drawing of funds.

As of December 31, 2015, we had borrowed a total of $1,521.8 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2015 was $278.2 million. Under the terms of the Credit Facility, we were required to maintain a minimum cash reserve for debt service of $91.0 million as of December 31, 2015, which is classified as restricted cash on our consolidated balance sheet. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million at the beginning of the repayment period, which is expected to be in 2017. We expect to have utilized the full $1.8 billion from the Credit Facility by late 2016.

The Company is required to maintain minimum debt service reserve levels of $113.0 million in 2016 and $189.0 million thereafter.

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

Our available cash balance, as defined by the Credit Facility, was $218.8 million as of December 31, 2015. Our debt-to-equity ratio was 0.52 to 1 as of December 31, 2015. We were also in compliance with the operational EBITDA covenant and the annual capital expenditure covenant as of December 31, 2015.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2015, we had an available cure amount of $3.5 million, though none was required to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

In November 2015, we entered into an amendment to the Credit Facility that modified our requirements related to insurance placement prior to the scheduled launch dates of Iridium NEXT satellites.  The amendment removed the requirement to obtain insurance for all eight launches three months in advance of the first launch.  The new insurance placement requirement is to obtain insurance for each of the first three launches at least three months prior to such launch and to obtain insurance for all of the final five launches at least three months prior to the fourth launch.

As of February 25, 2016, we have borrowed a total of $1,546.3 million under the Credit Facility.

Common Stock Offerings

In May and August 2014, we issued a total of 8,196,721 shares of our common stock in a registered direct offering to certain investment funds affiliated with Baron Capital Group Inc., or Baron, at a price of $6.10 per share for aggregate gross proceeds of $50.0 million. We received proceeds of $49.9 million from the sale of the common stock to Baron, net of offering costs of $0.1 million.

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

Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 6.75% per annum of the $250 liquidation preference per share (equivalent to an annual rate of $16.875 per share). Dividends on our Series B Preferred Stock are payable quarterly in arrears. The Series B Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series B Preferred Stock ranks senior to our common stock and pari passu with respect to our Series A Preferred Stock with respect to dividend rights and rights upon our voluntary or involuntary liquidation, dissolution or winding-up. Holders of Series B Preferred Stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances.

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

We used the proceeds from the common stock and Series B Preferred Stock offerings for capital expenditures, such as costs for the development and deployment of the Iridium NEXT system, and for working capital and general and administrative expenses.

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
•

our ability to generate sufficient internal cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	Aireon LLC’s ability to successfully deploy and market its space-based ADS-B, global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;

•	Aireon’s ability to raise sufficient funds to pay hosting fees to us;
•	our ability to maintain the health, capacity, control and level of service of our existing satellite network through the transition to Iridium NEXT;
•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;
•	our reliance on a single primary commercial gateway and a primary satellite network operations center;
•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;
•	market acceptance of our products;
•	regulatory requirements in existing and new geographic markets;
•	rapid and significant technological changes in the telecommunications industry;
•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;
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

We sell prepaid services in the form of e-vouchers and prepaid cards. A liability is established equal to the cash paid upon purchase for the e-voucher or prepaid card. We recognize revenue from the prepaid services upon the use of the e-voucher or prepaid card by the customer or, if unused, upon the expiration of the right to access the prepaid service. In September 2012, we communicated a new expiration policy with respect to prepaid e-vouchers, effective December 2013. While the terms of prepaid e-vouchers can be extended by the purchase of additional e-vouchers, prepaid e-vouchers may not be extended beyond the new limits of three or four years, dependent on the initial expiry period when purchased. We do not offer refunds for unused prepaid services.

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

Stock-Based Compensation

We account for stock-based compensation, which consists of stock options and restricted stock units, based on the grant date estimated fair value. In the case of restricted stock units, grant date fair value is equal to the closing price of our common stock on the date of grant. The expected vesting of our performance-based RSUs is based upon the probability that we achieve the defined performance goals. The level of achievement of performance goals, if any, is determined by the compensation committee. In the case of stock options, grant date fair value is calculated using the Black-Scholes option pricing model. We recognize stock-based compensation on a straight-line basis over the requisite service period. The Black-Scholes option pricing model requires us to make several assumptions, including expected volatility and expected term of the options. If any of the assumptions we use in the Black-Scholes option pricing model were to change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

Throughout 2014 and up through the third quarter of 2015, we updated our analysis of the current satellites’ remaining useful lives based on the refinement of the launch schedule and deployment plan for Iridium NEXT. As a result, the estimated useful lives of the satellites within the current constellation have been extended and are consistent with the expected deployment of Iridium NEXT. Based on the current launch schedule, we expect Iridium NEXT satellites to begin deployment in July 2016, with the final launch expected to occur in 2017. If our actual operational results are not consistent with our estimates and assumptions, we may experience changes in depreciation and amortization expense that could be material to our results of operations. In the event there are changes to the launch schedule of Iridium NEXT satellites, the period of intended use for our current satellites could be impacted, also resulting in changes to depreciation and amortization expense that could be material to our results of operations.

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

We operate in a single reporting unit, and we assess the possibility of impairment by comparing the carrying amount of the reporting unit to its estimated fair value. Our most recent annual assessment of goodwill and indefinite-lived intangible assets, which we refer to as the 2015 Analysis, was performed on October 1, 2015. Historically, we have determined the estimated fair value of our reporting unit based on a combination of a market approach using comparable public companies (guideline company method) and the income approach using discounted cash flows. These valuation techniques have involved the use of estimates and assumptions. However, as a result of a decrease in the Company’s stock price and related market capitalization (one-year low) around the test date of the 2015 Analysis, management determined that the Company’s market capitalization represented the best estimate of fair value of the reporting unit as of the test date.

Upon completion of step one of the 2015 Analysis, we determined the carrying value of the reporting unit exceeded its fair value as a result of a decrease in our stock price and related market capitalization.  We performed a step two analysis to compare the carrying amount of goodwill to the implied fair value of that goodwill where we determined the estimated fair values of the assets and liabilities of our single reporting unit.  The implied fair value of goodwill for our single reporting unit was determined in the same manner as utilized to recognize goodwill in a business combination.  The implied fair value of goodwill was measured as the excess of the fair value of our single reporting unit over the fair value of its assets and liabilities.  As a result of the step two test, we recorded a non-cash goodwill impairment charge of $87.0 million during the fourth quarter of 2015.  We did not record an impairment of goodwill during the years ended December 31, 2014 or 2013.

We believe that the assumptions and estimates used to determine the estimated fair value of assets and liabilities in step two are reasonable. However, these estimates are inherently subjective and there are a number of factors, including factors outside of our control that could cause actual results to differ from our estimates.

Intangible Assets Not Subject to Amortization

A portion of our intangible assets consists of our spectrum licenses and trade names which are indefinite-lived intangible assets. We reevaluate the indefinite life determination for these assets periodically to determine whether events and circumstances continue to support an indefinite life.

We assess the recoverability of indefinite-lived assets on an annual basis or when indicators of impairment exist. We assess the possibility of impairment by comparing the carrying amount of the asset to its estimated fair value. If the estimated fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized. We make assumptions and apply judgment in estimating the fair value based on quoted market prices and various other valuation techniques, including replacement costs, discounted cash flows methods and other market multiple analyses. The various valuation techniques require significant assumptions about future cash flows, replacement cost, revenue growth, capital expenditures, working capital fluctuations, asset life and incremental borrowing rates. If actual results are not consistent with our estimates and assumptions, we may be exposed to impairment losses that could be material to our results of operations. Based on the results of the 2015 Analysis, the fair value of the indefinite-lived assets was greater than their carrying value. As such, no impairment charge was recorded during the period.

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

Comparison of Our Results of Operations for the Year Ended December 31, 2015 and the Year Ended December 31, 2014

	Year Ended December 31,
		% of Total		% of Total	Change
($ in thousands)	2015	Revenue	2014	Revenue	Dollars	Percent
Revenue:
Service revenue
Commercial	$241,925	59%	$243,875	60%	$(1,950)	(1%)
Government	75,097	18%	65,549	16%	9,548	2%
Total service revenue	317,022	77%	309,424	76%	7,598	2%
Subscriber equipment	73,615	18%	78,152	19%	(4,537)	(6%)
Engineering and support services	20,741	5%	20,981	5%	(240)	(1%)
Total revenue	411,378	100%	408,557	100%	2,821	1%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	60,306	15%	62,085	15%	(1,779)	(3%)
Cost of subscriber equipment	40,807	10%	54,569	14%	(13,762)	(25%)
Research and development	16,144	4%	17,587	4%	(1,443)	(8%)
Selling, general and administrative	81,445	20%	78,636	19%	2,809	4%
Depreciation and amortization	51,834	13%	72,769	18%	(20,935)	(29%)
Impairment of goodwill	87,039	21%	-	0%	87,039	100%
Total operating expenses	337,575	82%	285,646	70%	51,929	18%

Operating income	73,803	18%	122,911	30%	(49,108)	(40%)

Other income (expense):
Interest income, net	3,069	1%	3,640	1%	(571)	(16%)
Undrawn credit facility fees	(3,289)	(1%)	(5,825)	(1%)	2,536	(44%)
Other expense, net	(468)	(1%)	(4,274)	(2%)	3,806	(89%)
Total other expense	(688)	(1%)	(6,459)	(2%)	5,771	(89%)
Income before income taxes	73,115	17%	116,452	29%	(43,337)	(37%)
Provision for income taxes	(65,992)	(16%)	(41,463)	(10%)	(24,529)	59%
Net income	$7,123	1%	$74,989	18%	$(67,866)	(91%)

Revenue

Total revenue increased to $411.4 million for the year ended December 31, 2015 compared to $408.6 million for the prior year. This increase in total revenue was primarily due to a $7.6 million increase in service revenue.  Government service revenue increased by $9.5 million primarily due to the price increase in the Enhanced Mobile Satellite Services, or EMSS, fixed-price government contract. The increases were partially offset by a decrease in subscriber equipment revenue of $4.5 million.

Commercial Service Revenue

	Year Ended
	December 31, 2015			December 31, 2014			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$180.6	351	$42	$185.5	354	$45	$(4.9)	(3)	$(3)
Commercial M2M data	61.3	359	15	58.4	325	16	2.9	34	(1)
Total Commercial	$241.9	710		$243.9	679		$(2.0)	31

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)

Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

For the year ended December 31, 2015, commercial voice and data revenue decreased $4.9 million, or 3%, primarily due to continued declines in airtime usage, partially offset by higher telephony access fees due to a higher weighted-average number of subscribers in 2015 than in 2014. Also offsetting the decline in airtime usage was higher Iridium OpenPort service revenue.

For the year ended December 31, 2015, commercial M2M data revenue increased by $2.9 million, or 5%, compared to the prior year primarily due to a 10% increase in commercial M2M billable subscribers, offset by slightly lower ARPU.

Government Service Revenue

Year Ended
	December 31, 2015		December 31, 2014		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$75.1	72	$65.5	60	$9.6	12

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to a five-year EMSS contract executed in October 2013 and managed by DISA. The EMSS contract replaced our previous EMSS contract which we originally entered into in April 2008. Under the terms of this agreement, authorized customers utilize Iridium airtime services provided through the U.S. Department of Defense’s, or DoD’s, dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers. DTCS is a service that provides beyond-line-of-sight, Netted Iridium tactical radio service for user-defined groups. The fixed-price rates in each of the five contract years, which run from October 22 through the following October 21, are $64 million and $72 million in years one and two, respectively, and $88 million in each of the years three through five.

Government service revenues for the year ended December 31, 2015 increased to $75.1 million from $65.5 million in the prior year as a result of the scheduled price increase under the EMSS contract. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties. Based on the fixed-price EMSS contract, we expect government service revenue for 2016 to exceed 2015.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased by $4.5 million, or 6%, to $73.6 million for the year ended December 31, 2015 compared to the prior year. This decrease was primarily due to decreased unit sales of established handsets, Iridium GO!® handsets, and Iridium Pilot® terminals.  The decrease was partially offset by higher M2M device unit sales and the sales of our Iridium Extreme PTT handsets which were introduced in 2015.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased by $1.8 million, or 3%, for the year ended December 31, 2015 compared to the prior year, primarily due to lower costs related to government contracts and satellite operations.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased by $13.8 million, or 25%, for the year ended December 31, 2015 compared to the prior year. The decrease was primarily due to an $8.1 million decline in the warranty provision, primarily related to fewer expected returns of Iridium Pilot units and a decrease in the average repair costs compared to the prior year. The decrease in the warranty provision also included a $0.8 million reduction in expenses resulting from an initiative to replace older Iridium OpenPort units. The remaining decrease in cost of subscriber equipment was due to lower overall sales volume of equipment. The decrease in cost was proportionally greater than the decrease in revenue due to equipment manufacturing efficiencies.

Research and Development

Research and development expenses decreased by $1.4 million, or 8%, for the year ended December 31, 2015 compared to the prior year primarily due to the completion of certain product development activities such as PTT, partially offset by an increase in Iridium NEXT projects including development costs associated with enabling faster data speeds on our network and subscriber equipment.

Selling, General and Administrative

Selling, general and administrative expenses include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $2.8 million, or 4%, for the year ended December 31, 2015 compared to the prior year primarily due to an increase in non-income taxes and equipment supplier transition costs.

Depreciation and Amortization

Depreciation and amortization expense decreased by $20.9 million, or 29%, for the year ended December 31, 2015 compared to the prior year. Of the total decrease for the year ended December 31, 2015, $11.7 million was related to depreciation and the remaining $9.2 million decrease related to amortization.

In addition to changes made during 2014, we updated our analysis of the current satellites’ remaining useful lives in each of the first three quarters of 2015. Based on the results of the analyses and the refinement of the Iridium NEXT launch schedule and deployment plan, the estimated useful lives of the satellites within our current constellation were extended and are consistent with the expected deployment of Iridium NEXT. These changes in estimated useful life resulted in a $10.6 million decrease in depreciation expense for the year ended December 31, 2015 when compared to the prior year. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service. Also contributing to the decrease in depreciation expense was a $2.2 million impairment charge recorded during the year ended December 31, 2014 related to three of our in-orbit satellites with which we lost communication during the year ended December 31, 2014. We have since replaced the lost satellites with in-orbit spares. We did not lose any satellites in 2015. The decreases described above were partially offset by increases in depreciation expense resulting from additions to property and equipment for ground infrastructure compatible with Iridium NEXT.

In addition, amortization expense decreased by $9.2 million for the year ended December 31, 2015 compared to the prior year due to the completion of amortization of certain definite-lived intangibles in 2014. These definite-lived intangible assets included customer relationships, core developed technology and software from our 2009 acquisition of Iridium Holdings LLC. These assets were amortized over useful lives of five years.

Other Expense

Interest Income, Net

Interest income, net, decreased by $0.6 million, or 16%, to $3.1 million for the year ended December 31, 2015 compared to the prior year primarily due to more timely customer collections resulting in lower customer finance charges.

Undrawn Credit Facility Fees

The commitment fee on the undrawn portion of the Credit Facility was $3.3 million for the year ended December 31, 2015 compared to $5.8 million for the prior year. The decrease of the commitment fee on the undrawn portion directly relates to the increase in the amounts borrowed under the Credit Facility as we finance the development of Iridium NEXT. As we continue to draw additional amounts under the Credit Facility, the undrawn portion and related fees will decrease.

Other Income (Expense), net

Other expense, net was $0.5 million for the year ended December 31, 2015 compared to $4.3 million for the prior year. This change primarily resulted from our share of the 2014 loss from our investment in Aireon LLC. Aireon is accounted for as an equity method investment. As of June 30, 2014, due to our cumulative recognition of our share of Aireon’s reported losses, our investment balance in Aireon was zero. To the extent that Aireon continues to incur losses, we will suspend recognition of these losses on our condensed consolidated statement of operations until such time that future Aireon income exceeds cumulative accrued preferred dividends and accumulated suspended losses.

Provision for Income Taxes

For the year ended December 31, 2015, our income tax provision was $66.0 million compared to $41.5 million for the prior year. Our effective tax rate was approximately 90.3% for the year ended December 31, 2015 compared to 35.6% for the prior year. The change in the effective tax rate was primarily related to the impact of a one-time non-cash impairment of goodwill as well as lower benefit for the impact of the Arizona tax law changes (both tax rate and apportionment method). As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $7.1 million for the year ended December 31, 2015, a decrease of $67.9 million, or 91%, from the prior year. This decrease in net income was driven by an $87.0 million non-cash goodwill impairment charge and a $24.5 million increase in our provision for income taxes. The decrease was partially offset by a $7.6 million increase in service revenue, primarily due to the $9.5 million favorable impact of the EMSS contract and a $9.2 million favorable subscriber equipment margin. Also adding to the offset was the $20.9 million decrease in depreciation and amortization primarily due to the change in our current satellites’ estimated remaining useful lives and completion of amortization related to certain definite-lived intangible assets in 2014.

Comparison of Our Results of Operations for the Year Ended December 31, 2014 and Combined Results of Operations for the Year Ended December 31, 2013

	Year Ended December 31,
		% of Total		% of Total	Change
($ in thousands)	2014	Revenue	2013	Revenue	Dollars	Percent
Revenue:
Service revenue
Commercial	$243,875	60%	$232,928	61%	$10,947	5%
Government	65,549	16%	59,164	15%	6,385	11%
Total service revenue	309,424	76%	292,092	76%	17,332	6%
Subscriber equipment	78,152	19%	73,303	19%	4,849	7%
Engineering and support services	20,981	5%	17,254	5%	3,727	22%
Total revenue	408,557	100%	382,649	100%	25,908	7%

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	62,085	15%	59,346	16%	2,739	5%
Cost of subscriber equipment	54,569	14%	52,062	14%	2,507	5%
Research and development	17,587	4%	11,149	3%	6,438	58%
Selling, general and administrative	78,636	19%	75,218	19%	3,418	5%
Depreciation and amortization	72,769	18%	74,980	19%	(2,211)	(3%)
Total operating expenses	285,646	70%	272,755	71%	12,891	5%
Operating income	122,911	30%	109,894	29%	13,017	12%
Other income (expense):
Interest income, net	3,640	1%	2,276	1%	1,364	60%
Undrawn credit facility fees	(5,825)	(2%)	(7,708)	(2%)	1,883	(24%)
Other income (expense), net	(4,274)	(1%)	6,003	1%	(10,277)	(171%)
Total other income (expense)	(6,459)	(2%)	571	0%	(7,030)	(1,231%)
Income before income taxes	116,452	28%	110,465	29%	5,987	5%
Provision for income taxes	(41,463)	(10%)	(47,948)	(13%)	6,485	(14%)
Net income	$74,989	18%	$62,517	16%	$12,472	20%

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

Commercial Service Revenue

	Year Ended
	December 31, 2014			December 31, 2013			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU(2)	Revenue	Subscribers (1)	ARPU(2)	Revenue	Subscribers	ARPU
Commercial voice and data	$185.5	354	$45	$184.0	340	$46	$1.5	14	$(1)
Commercial M2M data	58.4	325	16	48.9	273	16	9.5	52	-
Total Commercial	$243.9	679		$232.9	613		$11.0	66

(1)	Billable subscriber numbers shown are at the end of the respective period.
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

Government Service Revenue

Year Ended
	December 31, 2014		December 31, 2013		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$65.5	60	$59.2	51	$6.3	9

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

Other Income (Expense), net

Other income (expense), net was $4.3 million of other expense, net for the year ended December 31, 2014 compared to $6.0 million of other income, net for the prior year. This change primarily resulted from a favorable litigation result, which resulted in the 2013 recognition as income of a previously deferred $10.0 million hosted payload customer deposit. We did not recognize any income from this litigation result or similar items in 2014.

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

Liquidity and Capital Resources

As of December 31, 2015, our total cash and cash equivalents balance was $185.7 million, and our marketable securities balance was $203.3 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, interest payments on the Credit Facility, and dividends payable on our Series A Preferred Stock and Series B Preferred Stock.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under the Credit Facility, together with cash and marketable securities on hand, and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME. We currently use the Credit Facility to pay 85% of each invoice we receive from Thales Alenia Space France, or Thales, under their contract for the development and construction of our Iridium NEXT satellites, with the remaining 15% funded from cash, cash equivalents and marketable securities on hand. We also utilize the Credit Facility to fund the COFACE insurance premiums and a portion of the interest under the Credit Facility. Once the Credit Facility is fully drawn, which we expect in late 2016, we expect to pay 100% of each invoice we receive from Thales and all interest on the Credit Facility from cash, cash equivalents and marketable securities on hand, and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME.

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

As of December 31, 2015, we had borrowed a total of $1,521.8 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2015 was $278.2 million. Under the terms of the Credit Facility, a minimum cash reserve for debt service of $91.0 million as of December 31, 2015 was maintained and classified as restricted cash. This minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended and restated in May 2014 and as further amended to date, include:

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

Our available cash balance, as defined by the Credit Facility, was $218.8 million as of December 31, 2015. Our debt-to-equity ratio was 0.52 to 1 as of December 31, 2015. We were also in compliance with the operational EBITDA covenant and the annual capital expenditure covenant as of December 31, 2015.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2015, we had an available cure amount of $3.5 million, though it was not required to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

Cash and Indebtedness

At December 31, 2015, our total cash equivalents balance was $185.7 million, our total marketable securities balance was $203.3 million, and we had an aggregate of $1,521.8 million of external indebtedness related to borrowings under the Credit Facility.

Cash Flows - Comparison of the Year Ended December 31, 2015 and the Year Ended December 31, 2014

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31 (in millions):

Statement of Cash Flows	2015	2014	Change
Net cash provided by operating activities	$217.5	$214.9	$2.6
Net cash used in investing activities	$(439.4)	$(626.3)	$186.9
Net cash provided by financing activities	$197.1	$438.8	$(241.7)

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2015 increased by $2.6 million from the prior year. This increase was primarily due to changes in working capital requirements compared to the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2015 decreased by $186.9 million primarily due to the increase in net sales of marketable securities by $240.6 million, offset by a $53.7 million increase in capital expenditures related to the construction of Iridium NEXT.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 decreased by $241.7 million primarily due to the receipt of net proceeds of $219.7 million from the sale of our common stock and Series B Preferred Stock during the second quarter of 2014; no similar proceeds were received in 2015. In addition, borrowings under the credit facility decreased by $21.8 million for the year ended December 31, 2015 compared to the prior year.

Effect of exchange rate changes on cash and cash equivalents

The effect of exchange rate changes on cash and cash equivalents was a decrease in cash of $0.8 million for the year ended December 31, 2015 compared to the prior year. The exchange rate changes were primarily due to the continued strengthening of the U.S. dollar against the Russian ruble throughout 2015.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2015 (in millions):

	Less than			More than
Contractual Obligations	1 year	1-3 Years	3-5 years	5 years	Total
Payment obligations:
Thales (1)	$473.7	$242.3	$—	$—	$716.0
SpaceX(2)	108.6	44.2	—	—	152.8
Kosmotras (3)	15.0	—	—	—	15.0
Boeing (4)	31.2	—	—	—	31.2
Debt obligations (5)	—	72.3	414.7	1,034.8	1,521.8
Operating lease obligations (6)	3.2	7.0	7.3	15.9	33.4
Uncertain tax positions (7)	—	—	—	—	0.9
Unconditional purchase obligations (8)	15.3	1.7	—	—	17.0
Total	$647.0	$367.5	$422.0	$1,050.7	$2,488.1

(1)

Thales obligations consist of commitments under the FSD for the design and manufacture of satellites for Iridium NEXT. We currently use the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, we expect to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flow, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME. As of December 31, 2015, we had made aggregate payments of $1,537.1 million to Thales. Of the $473.7 million obligation for the year ended December 31, 2016, $23.0 million is in accounts payable.

(2)

SpaceX obligations consist of remaining payments to secure SpaceX as the primary launch services provider for Iridium NEXT. The total price for seven launches and a reflight option in the event of launch failure is $468.1 million. As of December 31, 2015, we had made aggregate payments of $315.3 million to SpaceX.

(3)

Kosmotras obligations consist of remaining payments to purchase one launch. Our agreement with Kosmotras originally provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, we exercised an option for one launch to carry two Iridium NEXT satellites. If we do not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of December 31, 2015, we had made aggregate payments of $36.8 million to Kosmotras. Of the $15.0 million obligation for the year ended December 31, 2016, $1.1 million is in accounts payable. The option to purchase two dedicated launches expired as of December 31, 2013, and in June 2015, we agreed with Kosmotras to replace the remaining options with a new set of options to purchase up to six dedicated launches.

(4)

On January 1, 2015, Boeing began supporting a hybrid operations mode involving network elements from both the current Iridium constellation and the Iridium NEXT system. Boeing will provide these services on a time-and-materials fee basis. Obligations to Boeing represent the not to exceed (the “NTE”) price for services under our Iridium NEXT Support Services Agreement with Boeing. Annually, we and Boeing will agree upon the NTE price for the following year.

(5)

Debt obligations include amounts drawn under the Credit Facility as of December 31, 2015 ,which include $1,303.1 million of draws from the Credit Facility to pay Thales, $92.7 million of premium fees on draws from the Credit Facility and $126.0 million of deemed loan interest accrued through December 31, 2015. We have not included future debt obligations or future interest costs in the table because the timing of the payments is unknown and there is a variable component of the interest. We have also excluded future amounts for the commitment fee, which is 0.80% per year on any undrawn portion of the Credit Facility, as the timing of additional borrowings will vary.

(6)

Operating lease obligations do not include payments to landlords covering real estate taxes, common area maintenance and other charges, as such fees are not determinable based upon the provisions of our lease agreements.

(7)

As of December 31, 2015, we estimated our uncertain tax positions to be $0.9 million, including penalties and interest. However, we are unable to reasonably estimate the period of the possible future payments for the remaining balance, and therefore the remaining balance has not been reflected in a specified period.

(8)

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

The contractual obligations table does not include future payments of dividends on the Series A Preferred Stock or Series B Preferred Stock. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 7.00% per annum of the $100 liquidation preference per share, which is equivalent to an annual rate of $7.00 per share. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 6.75% per annum of the $250 liquidation preference per share, which is equivalent to an annual rate of $16.875 per share. Dividends on both the Series A Preferred Stock and Series B Preferred

Stock are payable quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year. Neither the Series A Preferred Stock nor the Series B Preferred stock has a stated maturity date. Holders of Series A Preferred Stock and Series B Preferred Stock may convert some or all of their outstanding shares to common stock at the stated conversion rate. On or after October 3, 2017, we may at our option cause some or all of the shares of Series A Preferred Stock to be automatically converted into shares of common stock at the then prevailing conversion rate if specified conditions are satisfied. On or after May 15, 2019, we may, at our option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. We cannot forecast the conversions, if any, of Series A Preferred Stock or Series B Preferred Stock to common stock and thus cannot forecast with certainty the amounts of future dividend payments on outstanding Series A Preferred Stock. As of December 31, 2015, there were 1,000,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock outstanding.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the year ended December 31, 2015, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

The fixed price under the FSD with Thales is denominated in U.S. dollars. As a result, we do not bear any foreign currency exchange risk under the FSD.

We entered into the Credit Facility in October 2010 and have borrowed $1,521.8 million under the Credit Facility as of December 31, 2015. A portion of the borrowings under the Credit Facility bears interest at a floating rate equal to the LIBOR plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the year ended December 31, 2015, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by $0.1 million for the year.

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

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of December 31, 2015, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iridium Communications Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 25, 2016

Iridium Communications Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$185,665	$211,249
Marketable securities	203,329	261,136
Accounts receivable, net	51,668	50,672
Inventory	27,926	28,433
Deferred income tax assets, net	-	11,009
Prepaid expenses and other current assets	13,130	10,614
Total current assets	481,718	573,113
Property and equipment, net	2,443,567	1,971,839
Restricted cash	91,112	86,104
Other assets	8,188	7,726
Intangible assets, net	46,589	47,416
Deferred financing costs	133,056	136,444
Goodwill	-	87,039
Total assets	$3,204,230	$2,909,681

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$31,525	$17,677
Accrued expenses and other current liabilities	29,402	38,419
Interest payable	3,720	9,589
Deferred revenue	36,967	36,665
Total current liabilities	101,614	102,350
Accrued satellite operations and maintenance expense, net
of current portion	14,182	15,051
Credit facility	1,521,822	1,291,401
Deferred income tax liabilities, net	296,832	245,042
Deferred revenue, net of current portion	28,567	20,689
Other long-term liabilities	12,492	3,284
Total liabilities	1,975,509	1,677,817

Commitments and contingencies

Stockholders' equity:
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized,
issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 500 shares
authorized, issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 95,126
and 93,905 shares issued and outstanding, respectively	95	94
Additional paid-in capital	1,044,488	1,033,176
Retained earnings	193,201	201,514
Accumulated other comprehensive loss, net of tax	(9,063)	(2,920)
Total stockholders' equity	1,228,721	1,231,864
Total liabilities and stockholders' equity	$3,204,230	$2,909,681

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Revenue:
Services	$317,022	$309,424	$292,092
Subscriber equipment	73,615	78,152	73,303
Engineering and support services	20,741	20,981	17,254
Total revenue	411,378	408,557	382,649

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	60,306	62,085	59,346
Cost of subscriber equipment	40,807	54,569	52,062
Research and development	16,144	17,587	11,149
Selling, general and administrative	81,445	78,636	75,218
Depreciation and amortization	51,834	72,769	74,980
Impairment of goodwill	87,039	-	-
Total operating expenses	337,575	285,646	272,755
Operating income	73,803	122,911	109,894
Other income (expense):
Interest income, net	3,069	3,640	2,276
Undrawn credit facility fees	(3,289)	(5,825)	(7,708)
Other income (expense), net	(468)	(4,274)	6,003
Total other income (expense)	(688)	(6,459)	571
Income before income taxes	73,115	116,452	110,465
Provision for income taxes	(65,992)	(41,463)	(47,948)
Net income	7,123	74,989	62,517
Series A Preferred Stock dividends	7,000	7,000	7,000
Series B Preferred Stock dividends	8,436	5,320	-
Net income (loss) attributable to common stockholders	$(8,313)	$62,669	$55,517

Weighted average shares outstanding - basic	95,097	88,080	76,909
Weighted average shares outstanding - diluted	95,097	109,400	87,511
Net income (loss) attributable to common stockholders per share - basic	$(0.09)	$0.71	$0.72
Net income (loss) attributable to common stockholders per share - diluted	$(0.09)	$0.69	$0.71

Comprehensive income:
Net income	$7,123	$74,989	$62,517
Foreign currency translation adjustments, net of tax	(5,777)	(2,325)	(322)
Unrealized gain (loss) on marketable securities, net of tax	(366)	94	(10)
Comprehensive income	$980	$72,758	$62,185

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Series A		Series B					Accumulated
	Convertible		Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2012	1,000	$—	—	—	76,461	76	793,511	(357)	83,328	876,558
Stock-based compensation	—	—	—	—	—	—	7,749	—	—	7,749
Stock issued upon exercise of stock warrants	—	—	—	—	1	1	4	—	—	5
Stock issued in connection with employee stock plan	—	—	—	—	228	—	24	—	—	24
Stock withheld to cover employee taxes	—	—	—	—	—	—	(26)	—	—	(26)
Net income	—	—	—	—	—	—	—	—	62,517	62,517
Dividends on Series A Preferred Stock	—	—	—	—	—	—	—	—	(7,000)	(7,000)
Cumulative translation adjustments, net of tax	—	—	—	—	—	—	—	(322)	—	(322)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(10)	—	(10)
Balance at December 31, 2013	1,000	—	—	—	76,690	77	801,262	(689)	138,845	939,495
Stock-based compensation	—	—	—	—	—	—	10,860	—	—	10,860
Stock issued in connection with employee stock plan	—	—	—	—	535	1	1,507	—	—	1,508
Stock withheld to cover employee taxes	—	—	—	—	—	—	(87)	—	—	(87)
Issuance of Series B Preferred Stock, net of issuance costs	—	—	500	—	—	—	120,753	—	—	120,753
Issuance of common stock, net of issuance costs	—	—	—	—	16,680	16	98,881	—	—	98,897
Net income	—	—	—	—	—	—	—	—	74,989	74,989
Dividends on Series A Preferred Stock	—	—	—	—	—	—	—	—	(7,000)	(7,000)
Dividends on Series B Preferred Stock	—	—	—	—	—	—	—	—	(5,320)	(5,320)
Cumulative translation adjustments, net of tax	—	—	—	—	—	—	—	(2,325)	—	(2,325)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	94	—	94
Balance at December 31, 2014	1,000	—	500	—	93,905	94	1,033,176	(2,920)	201,514	1,231,864
Stock-based compensation	—	—	—	—	—	—	9,649	—	—	9,649
Stock issued in connection with employee stock plan	—	—	—	—	1,221	1	2,154	—	—	2,155
Stock withheld to cover employee taxes	—	—	—	—	—	—	(886)	—	—	(886)
Excess tax benefit from exercise of stock-based compensation	—	—	—	—	—	—	395	—	—	395
Net income	—	—	—	—	—	—	—	—	7,123	7,123
Dividends on Series A Preferred Stock	—	—	—	—	—	—	—	—	(7,000)	(7,000)
Dividends on Series B Preferred Stock	—	—	—	—	—	—	—	—	(8,436)	(8,436)
Cumulative translation adjustments, net of tax	—	—	—	—	—	—	—	(5,777)	—	(5,777)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(366)	—	(366)
Balance at December 31, 2015	1,000	$-	500	$-	95,126	$95	$1,044,488	$(9,063)	$193,201	$1,228,721

See notes to consolidated financial statements

Iridium Communications Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$7,123	$74,989	$62,517
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items included in net income
Deferred income taxes	63,376	40,226	47,095
Depreciation and amortization	51,834	72,769	74,980
Impairment of goodwill	87,039	-	-
Stock-based compensation	8,603	9,601	6,715
Excess tax benefit from stock-based compensation	(806)	-	-
Provision for doubtful accounts	252	13	(525)
Provision for obsolete inventory	723	931	1,479
Loss on equity method investment	-	4,130	3,332
Amortization of premiums on marketable securities	2,030	709	546
Non-cash foreign currency losses, net	196	962	-
Realized loss on sale of marketable securities	-	-	82
Changes in operating assets and liabilities
Accounts receivable	(1,843)	3,855	1,901
Inventory	(169)	251	(4,633)
Prepaid expenses and other current assets	(3,644)	1,520	(7,684)
Income tax receivable	(144)	679	3,617
Other assets	(1,253)	(2,926)	(4,328)
Accounts payable	3,110	(2,636)	(5,603)
Accrued expenses and other current liabilities	(7,815)	634	9,694
Deferred revenue	9,038	10,603	5,612
Accrued satellite and network operation expense, net of current portion	(869)	(1,338)	(1,338)
Other long-term liabilities	698	(100)	(10,411)
Net cash provided by operating activities	217,479	214,872	183,048

Cash flows from investing activities:
Capital expenditures	(494,810)	(441,065)	(403,547)
Purchases of marketable securities	(204,672)	(275,819)	(126,408)
Sales and maturities of marketable securities	260,108	90,630	49,119
Investment in equity method affiliate	-	-	(5,000)
Net cash used in investing activities	(439,374)	(626,254)	(485,836)

Cash flows from financing activities:
Borrowings under the Credit Facility	230,421	252,198	287,416
Payment of deferred financing fees	(14,984)	(17,580)	(18,716)
Restricted cash deposits	(5,009)	(15,889)	(26,990)
Releases from restricted cash	-	11,009	-
Proceeds from exercise of warrants	-	-	3
Proceeds from exercise of stock options	2,154	1,508	25
Tax payment upon settlement of stock awards	(886)	(83)	(26)
Excess tax benefits from stock-based compensation	806	-	-
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	-	120,753	-
Proceeds from issuance of common stock, net of issuance costs	-	98,897	-
Payment of Series A Preferred Stock dividends	(7,000)	(7,000)	(7,000)
Payment of Series B Preferred Stock dividends	(8,436)	(4,969)	-
Net cash provided by financing activities	197,066	438,844	234,712

Effect of exchange rate changes on cash and cash equivalents	(755)	(2,555)	-

Net increase (decrease) in cash and cash equivalents	(25,584)	24,907	(68,076)
Cash and cash equivalents, beginning of period	211,249	186,342	254,418
Cash and cash equivalents, end of period	$185,665	$211,249	$186,342

Supplemental cash flow information:
Interest paid	$18,878	$15,009	$11,255
Income taxes paid (refunded), net	$3,429	$184	$(2,920)

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$26,770	$16,566	$10,690
Interest capitalized but not paid	$12,232	$9,589	$7,989
Capitalized amortization of deferred financing costs	$18,372	$34,147	$25,715
Capitalized paid-in-kind interest	$43,073	$11,174	$12,475
Capitalized stock-based compensation	$1,046	$1,259	$1,034

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292	$292
Dividends accrued on Series B Preferred Stock	$351	$351	$-

See notes to consolidated financial statements

Iridium Communications Inc.

Notes to Consolidated Financial Statements

December 31, 2015

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

Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") amended the Income Taxes topic of the Accounting Standards Codification and issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes.  The amendment requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts.  In addition, the amendment requires companies to no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent.  For publicly traded business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016.  Early adoption is permitted and the guidance may be adopted on either a prospective or retrospective basis.  The Company has elected to early adopt the guidance for the year ended December 31, 2015 and has applied the guidance on a prospective basis.  The adoption had no impact on the Company’s consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  Had the Company adopted the guidance as of December 31, 2014, the impact on its consolidated balance sheet as of December 31, 2014 would have been the reclassification of $11.0 million from current deferred income tax assets, net to non-current deferred income tax liabilities, net, which would have resulted in an ending balance of $234.0 million in non-current deferred income tax liabilities, net as of December 31, 2014.

Recent Accounting Developments

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09,  that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 for public entities to be effective for annual and interim periods beginning after December 15, 2017. Early adoption would be permitted no earlier than the original effective date beginning after December 15, 2016. ASU 2014-09 becomes effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method, and we are currently evaluating the effect, if any, that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest: Imputation of Interest, or ASU 2015-03.  ASU 2015-03 amends the presentation of the cost of issuing debt on balance sheets. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. Upon adoption, as of and for the period ending March 31, 2016, deferred financing costs will be combined with our credit facility balance on the consolidated balance sheet. The adoption will have no impact on our consolidated statements of operations and comprehensive income, changes in stockholders’ equity or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, or ASU 2015-11. ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and retail inventory method are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the effect ASU 2015-11 may have on our consolidated financial statements.

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

The fair value of the Company’s investments in fixed-income debt securities and commercial paper with original maturities of greater than ninety days are obtained using similar investments traded on active securities exchanges and are classified as Level 2. For fixed income securities that do not have quoted prices in active markets, the Company uses third-party vendors to price its debt securities resulting in classification as Level 2. All fixed-income securities are included in marketable securities on the accompanying consolidated balance sheets.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. These investments, along with cash deposited in institutional money market funds, regular interest bearing depository accounts and non-interest bearing depository accounts, are classified as cash and cash equivalents on the accompanying consolidated balance sheets. The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”). As of December 31, 2015 and 2014, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $91.0 million and $86.1 million, respectively. For further discussion on the cash reserve for debt service related to the Credit Facility, see the Commitments and Contingencies footnote below.

Marketable Securities

Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets on the accompanying consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the years ended December 31, 2015 and 2014. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that any decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was $0.6 million and $0.9 million as of December 31, 2015 and 2014, respectively.

Foreign Currencies

The functional currency of the Company’s foreign consolidated subsidiaries is the local currency. Assets and liabilities of its foreign subsidiaries are translated to U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted-average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are classified as other income (expense), net in the accompanying consolidated statements of operations and comprehensive income.

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

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred and are amortized as additional interest expense using the effective interest method over the term of the related debt. As of December 31, 2015 and 2014, the Company had deferred approximately $133.1 million and $136.4 million, respectively, of direct and incremental financing costs, net of amortization, associated with securing debt financing for Iridium NEXT, the Company’s next-generation satellite constellation.

Capitalized Interest

Interest costs associated with financing the Company’s assets during the construction period of Iridium NEXT have been capitalized. Capitalized interest costs for the years ended December 31, 2015, 2014 and 2013 were $83.1 million, $62.0 million and $52.1 million, respectively.

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead, including payroll and payroll-related costs of employees directly involved in bringing inventory to its existing condition, and freight. Inventories are valued using the average cost method and are carried at the lower of cost or market. Accordingly, the Company recorded expenses of $0.7 million, $0.9 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, included within the cost of subscriber equipment for excess and obsolete inventory. The amount for the year ended December 31, 2015 is primarily related to Iridium OpenPort equipment and the amounts for the years ended December 31, 2014 and 2013 are primarily related to Iridium 9505 handset accessories.

The Company has a manufacturing agreement with Benchmark Electronics Inc. (“Benchmark”) to manufacture subscriber equipment. Pursuant to the agreement, the Company may be required to purchase excess materials if the materials are not used in production within the periods specified in the agreement. Benchmark will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the subscriber equipment.

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the consolidated statements of operations and comprehensive income in a manner consistent with the classification of the recipient’s compensation. The expected vesting of the Company’s performance-based RSUs is based upon the probability that the Company achieves the defined performance goals. The level of achievement of performance goals, if any, is determined by the compensation committee. Stock-based awards to non-employee consultants are expensed at their fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Classification of stock-based compensation for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
	(In thousands)
Property and equipment, net	$998	$1,176
Inventory	48	83
Cost of subscriber equipment	135	152
Cost of services (exclusive of depreciation and amortization)	721	824
Research and development	221	312
Selling, general and administrative	7,526	8,313
Total stock-based compensation	$9,649	$10,860

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

The estimated useful lives of the Company’s current constellation of satellites reflect the period of expected use for each satellite. Satellites are depreciated on a straight-line basis through the date they will be replaced by Iridium NEXT satellites. Based on the current launch schedule, the Company expects Iridium NEXT satellites to begin deployment in July 2016, with the final launch expected to occur in 2017.

The Company calculates depreciation expense using the straight-line method and evaluates the appropriateness of the useful life used in this calculation on a quarterly basis or as events occur that require additional assessment. In each of the first three quarters of 2015 and throughout 2014, the Company updated its analysis of the current satellites’ remaining useful lives based on the refinement of the launch schedule and deployment plan for Iridium NEXT. As a result, the estimated useful lives of the satellites within the current constellation have been extended and are consistent with the expected deployment of Iridium NEXT. These changes in estimated useful life resulted in a decrease in depreciation expense in 2015 and 2014 by $10.6 million and $3.8 million, respectively, compared to prior years. For the year ended December 31, 2015, the reduction in depreciation expense decreased basic and diluted net loss per share by $0.01. For the year ended December 31, 2014, the reduction in depreciation expense increased basic and diluted net income per share by $0.03 and $0.02, respectively.

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

The Company lost communication with three of its in-orbit satellites in 2014. As a result, impairment charges totaling $2.2 million were recorded within depreciation expense during 2014. The Company replaced the lost satellites with in-orbit spares. No similar satellite loss occurred during 2013 or 2015.December 31, 2015.

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

The Company operates in a single reporting unit, and the possibility of impairment is assessed by comparing the carrying amount of the reporting unit to its estimated fair value. The most recent annual assessment of goodwill and indefinite-lived assets was performed on October 1, 2015 (the “2015 Analysis”).

Historically, the Company has determined the estimated fair value of the reporting unit based on a combination of the market approach using comparable public companies (guideline company method) and the income approach using discounted cash flows. These valuation techniques have involved the use of estimates and assumptions. However, as a result of a decrease in the Company’s stock price and related market capitalization (one-year low) around the test date of the 2015 Analysis, management determined that the Company’s market capitalization represented the best estimate of fair value of the reporting unit as of the test date.

Upon completion of step one of the 2015 Analysis, we determined the carrying value of the reporting unit exceeded its fair value as a result of a decrease in our stock price and related market capitalization. The Company performed a step two analysis to compare the carrying amount of goodwill to the implied fair value of that goodwill where we determined the estimated fair values of the assets and liabilities of our single reporting unit. The implied fair value of goodwill for our single reporting unit was determined in the same manner as utilized to recognize goodwill in a business combination. The implied fair value of goodwill was measured as the excess of the fair value of our single reporting unit over the fair value of its assets and liabilities. As a result of the step two test, the Company recorded a non-cash goodwill impairment charge of $87.0 million during the fourth quarter of 2015. We did not record an impairment of goodwill during the years ended December 31, 2014 or 2013.

Intangible Assets Not Subject to Amortization

A portion of the Company’s intangible assets are spectrum, regulatory authorizations, and trade names, which are indefinite-lived intangible assets. The Company reevaluates the useful life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The Company tests its indefinite-lived intangible assets for potential impairment annually in the fourth quarter or more frequently if indicators of impairment exist. If the fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized. Based on the results of the 2015 Analysis, the fair value of the indefinite-lived intangible assets was greater than the carrying value. As such, no impairment charge was recorded during the period.

Intangible Assets Subject to Amortization

The Company’s intangible assets that do have finite lives (intellectual property) are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company evaluates the useful lives for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Asset Retirement Obligations

Liabilities arising from legal obligations associated with the retirement of long-lived assets are required to be measured at fair value and recorded as a liability. Upon initial recognition of a liability for retirement obligations, a company must record an asset, which is depreciated over the life of the asset to be retired.

Under certain circumstances, each of the U.S. government, The Boeing Company (“Boeing”), and Motorola Solutions, Inc. (“Motorola Solutions”) has the right to require the de-orbit of the Company’s satellite constellation. One such right the U.S. government holds is to require the Company to de-orbit the satellite constellation  at any time after January 1, 2015. In the event the Company was required to effect a mass de-orbit, pursuant to the amended and restated operations and maintenance agreement (the “O&M Agreement”) by and between the Company and Boeing, the Company would be required to pay Boeing $18.4 million, plus an amount equivalent to the premium for mass de-orbit insurance coverage payable to the insurer ($2.5 million as of December 31, 2015). The Company has concluded that each of the foregoing de-orbit rights meets the definition of an asset retirement obligation. However, the Company currently does not believe the U.S. government, Boeing or Motorola Solutions will exercise their respective de-orbit rights. As a result, the Company believes the likelihood of any future cash outflows associated with the mass de-orbit obligation is remote and has recorded an asset retirement obligation with respect to the potential mass de-orbit of approximately $0.2 million at December 31, 2015, which is included in other long-term liabilities on the accompanying consolidated balance sheet.

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

Effective October 22, 2013, the Company executed a new five-year EMSS contract, managed by DISA. Under the terms of this new agreement, authorized customers continue to utilize airtime services, provided through the U.S. Department of Defense’s (“DoD”) dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast and Netted Iridium services for an unlimited number of DoD and other federal subscribers. The fixed-price rates in each of the five contract years, which run from October 22 through the following October 21 of each year, are $64 million and $72 million in years one and two, respectively, and $88 million in each of the years three through five. Under this contract, revenue is based on the annual fee for the fixed-price contract with unlimited subscribers, and is recognized on a straight-line basis over each contractual year.

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

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying consolidated statements of operations and comprehensive income. The Company’s warranty provision for the year ended December 31, 2015 decreased by $8.1 million compared to the prior year. This decrease was primarily the result of fewer expected returns for the Iridium Pilot units sold in 2015 and 2014 and a decrease in average repair costs.  The decrease in the warranty provision also included a $0.8 million warranty expense reduction from an initiative to replace older Iridium OpenPort units.

Changes in the warranty reserve for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended
	2015	2014
	(in thousands)
Balance at beginning of the period	$7,381	$8,853
Provision	(1,715)	6,390
Utilization	(2,346)	(7,862)
Balance at end of the period	$3,320	$7,381

Research and Development

Research and development costs are charged to expense in the period in which they are incurred.

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $0.5 million for each of the years ended December 31, 2015, 2014 and 2013.

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

Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options and stock purchase warrants, is computed using the treasury stock method. The effect of potential dilutive common shares from the conversion of the outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. The Company’s unvested RSUs contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The calculation of basic and diluted net income (loss) per share excludes net income attributable to the unvested RSUs from the numerator and excludes the impact of unvested RSUs from the denominator.

3. Cash and Cash Equivalents and Marketable Securities

Cash and Cash Equivalents

The following table summarizes the Company’s cash and cash equivalents as of December 31, 2015 and 2014:

			Recurring Fair
	2015	2014	Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$67,005	$86,792
Money market funds	118,660	105,497	Level 1
Commercial paper	—	18,960	Level 2
Total cash and cash equivalents	$185,665	$211,249

Marketable Securities

The following table summarizes the Company’s marketable securities as of December 31, 2015 and 2014:

	As of December 31, 2015
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$181,636	$4	$(200)	$181,440	Level 2
Commercial paper	9,821	—	(1)	9,820	Level 2
U.S. Treasury notes	12,079	—	(10)	12,069	Level 2
Total marketable securities	$203,536	$4	$(211)	$203,329

	As of December 31, 2014
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$168,960	$397	$(314)	$169,043	Level 2
Commercial paper	78,915	—	—	$78,915	Level 2
U.S. Treasury notes	13,127	53	(2)	$13,178	Level 2
Total marketable securities	$261,002	$450	$(316)	$261,136

The following table presents the contractual maturities of the fixed income debt securities, commercial paper and U.S. Treasury notes held as of December 31, 2015 and 2014:

	As of December 31, 2015		As of December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Mature within one year	$169,728	$169,619	$177,011	$177,145
Mature after one year and within three years	33,808	33,710	83,991	83,991
Total	$203,536	$203,329	$261,002	$261,136

The decrease in marketable securities from December 31, 2014 to December 31, 2015 is due to the Company selling some of its investments during 2015 and utilizing the proceeds to support the construction of Iridium NEXT.

4. Equity Transactions and Instruments

$11.50 Warrants

On September 29, 2009, in connection with the Company’s acquisition of Iridium Holdings LLC, the Company issued warrants, each of which entitled the holder to purchase from the Company one share of common stock at a price of $11.50 per share. On February 14, 2015, all of the outstanding and unexercised warrants expired in accordance with their terms.

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of December 31, 2015.

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

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $100 liquidation preference per share (equivalent to an annual rate of $7.00 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series A Preferred Stock ranks senior to the Company’s common stock and on parity with the Company’s 6.75% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up. Holders of Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series A Preferred Stock may convert some or all of their outstanding Series A Preferred Stock at an initial conversion rate of 10.6022 shares of common stock per $100 liquidation preference, which is equivalent to an initial conversion price of approximately $9.43 per share of common stock (subject to adjustment in certain events).

In 2015 and 2014, the Company paid $7.0 million in cash dividends to the holders of Series A Preferred Stock. As of December 31, 2015, the Company had accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

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

In 2015 and 2014, the Company paid cash dividends of $8.4 million and $5.0 million, respectively, to the holders of Series B Preferred Stock.  As of December 31, 2015, the Company had accrued $0.4 million in cash dividends for the holders of the Series B Preferred Stock, which is included within accrued expenses and other current liabilities on the accompanying consolidated balance sheet.

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

5. Debt

Credit Facility

In October 2010, the Company entered into a $1.8 billion credit facility with a syndicate of bank lenders, which was amended and restated in May 2014 (as further amended to date, the “Credit Facility”). Ninety-five percent of the Company’s obligations under the Credit Facility are insured by Compagnie Française d’Assurance pour le Commerce Extérieur (“COFACE”), the French export credit agency. The Credit Facility is comprised of two tranches, with draws and repayments applied pro rata in respect of each tranche:

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

For the years ended December 31, 2015, 2014 and 2013, the Company incurred total interest of $64.6 million, $50.8 million and $39.6 million, respectively, of which $44.9 million, $35.3 million and $27.5 million, respectively, is payable via a deemed loan and the remainder is payable in cash on the scheduled semi-annual payment dates.

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

Scheduled semi-annual principal repayments will begin six months after the earlier of (i) the successful deployment of a specified number of Iridium NEXT satellites or (ii) September 30, 2017. During this repayment period, interest will be paid on the same date as the principal repayments. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the assets. During the construction period, the Company pays interest on each semi-annual due date through a combination of a cash payment and a deemed additional loan. The following table presents interest activity for the Credit Facility for the years ended December 31, 2015 and 2014 payable via cash or deemed loan:

	2015
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$2,936	$6,653	$9,589
Interest incurred	19,662	44,934	64,596
Interest payments	(18,878)	(43,073)	(61,951)
Ending interest payable	$3,720	$8,514	$12,234

	2014
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$2,446	$5,543	$7,989
Interest incurred	15,499	35,257	50,756
Interest payments	(15,009)	(34,147)	(49,156)
Ending interest payable	$2,936	$6,653	$9,589

As of December 31, 2015, the Company had borrowed a total of $1,521.8 million under the Credit Facility. The unused portion of the Credit Facility as of December 31, 2015 was $278.2 million. Under the terms of the Credit Facility, the Company is required to maintain a minimum cash reserve for debt service of $91.0 million as of December 31, 2015, which is classified as restricted cash on the accompanying consolidated balance sheet. The Company recognized the semi-annual commitment fee on the undrawn portion of the Credit Facility of $3.3 million, $5.8 million and $7.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Credit Facility will mature seven years after the start of the repayment period. In addition, the Company is required to maintain minimum debt service reserve levels of $113.0 million in 2016 and $189.0 million thereafter.

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

The Company’s available cash balance, as defined by the Credit Facility, was $218.8 million as of December 31, 2015. The Company’s debt-to-equity ratio was 0.52 to 1 as of December 31, 2015. The Company was in compliance with the operational EBITDA covenant and the annual capital expenditure covenant as of December 31, 2015.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which the Company refers to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which the Company’s capital expenditures exceed, or the Company’s operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, the Company would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2015, the Company had an available cure amount of $3.5 million, though it was not required to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and the Company expects that it will continue to do so.

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

As amended, the Credit Facility also delays, until 2017, a total of $54.0 million in contributions that the Company had previously been scheduled to make during 2015 and 2016 to the debt service reserve account that the Company is required to maintain under the Credit Facility. As of December 31, 2015, the minimum cash reserve for debt service was $91.0 million and was maintained and classified as restricted cash on the accompanying consolidated balance sheet.

The Company believes that liquidity sources will provide sufficient funds for the Company to meet its liquidity requirements for at least the next 12 months.

6. Boeing Operations and Maintenance Agreements

On July 21, 2010, the Company and Boeing entered into the O&M Agreement, pursuant to which Boeing agreed to provide continuing steady-state operations and maintenance services with respect to the satellite network operations center, telemetry, tracking and control stations and the in-orbit satellites (including engineering, systems analysis, and operations and maintenance services) for the Company’s current satellite constellation. Pursuant to the O&M Agreement, each of Boeing, Motorola Solutions and the U.S. government has the unilateral right to commence the de-orbit of the Company’s current constellation upon the occurrence of certain enumerated events. The O&M Agreement incorporates a mass de-orbit plan for the current satellite constellation, which, if exercised, would cost approximately $18.4 million to be paid to Boeing, plus an amount equivalent to the premium of the mass de-orbit insurance coverage to be paid to the insurer.

On July 21, 2010, the Company and Boeing entered into an agreement pursuant to which Boeing will operate and maintain Iridium NEXT (the “Iridium NEXT Support Services Agreement”). On January 1, 2015, Boeing began supporting a hybrid operations mode involving network elements from both the current Iridium constellation and the Iridium NEXT system. Boeing will provide these services on a time-and-materials fee basis. Obligations to Boeing represent the not to exceed (“NTE”) price for services under the Iridium NEXT Support Services Agreement. Annually, the Company and Boeing will agree upon the NTE price for the following year.

Boeing is the exclusive provider for the majority of operations and maintenance services through the end of the Iridium NEXT useful life, subject to the Company’s right to issue work to a third party in accordance with certain provisions in the agreement. The Company is entitled to terminate the Iridium NEXT Support Services Agreement for convenience and without cause commencing in 2019.

The Company incurred expenses of $29.5 million, $30.7 million and $30.1 million relating to satellite operations and maintenance costs for the years ended December 31, 2015, 2014 and 2013, respectively, included in cost of services (exclusive of depreciation and amortization) in the consolidated statements of operations and comprehensive income.

7. Property and Equipment

Property and equipment consisted of the following at December 31:

	2015	2014
	(In thousands)
Satellite system	$323,607	$323,607
Ground system	41,629	41,365
Equipment	30,189	26,961
Internally developed software and purchased software	116,960	95,406
Building and leasehold improvements	31,589	29,980
	543,974	517,319
Less: accumulated depreciation	(385,860)	(339,155)
	158,114	178,164
Land	8,037	8,037
Construction in process:
Iridium NEXT systems under construction	2,252,290	1,755,974
Other construction in process	25,126	29,664
Total property and equipment, net of accumulated depreciation	$2,443,567	$1,971,839

Other construction in process consisted of the following at December 31:

	2015	2014
	(In thousands)
Internally developed software	$7,708	$20,779
Equipment	1,981	859
Ground system	15,143	7,862
Building and leasehold improvements	294	164
Total other construction in process	$25,126	$29,664

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $51.0 million, $62.7 million and $62.0 million, respectively.

8. Intangible Assets

The Company has identifiable intangible assets as follows:

	December 31, 2015
	Useful	Gross	Accumulated	Net
	Lives	Carrying Value	Amortization	Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	19.5 years	16,439	(5,075)	11,364
Total		16,439	(5,075)	11,364
Total intangible assets		$51,664	$(5,075)	$46,589

	December 31, 2014
	Useful	Gross	Accumulated	Net
	Lives	Carrying Value	Amortization	Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	16.5 years	16,439	(4,248)	12,191
Total		16,439	(4,248)	12,191
Total intangible assets		$51,664	$(4,248)	$47,416

We evaluated the useful life of the remaining definite-lived intangible assets in 2015 to reflect the refinement of the Iridium NEXT launch schedule and deployment plan. This resulted in a change in the weighted-average amortization period of intangible assets to 19.5 years for the year ended December 31, 2015 from 16.5 years for the year ended December 31, 2014. Amortization expense was $0.8 million, $10.0 million and $13.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future amortization expense with respect to intangible assets existing at December 31, 2015, by year and in the aggregate, is as follows:

Year ending December 31,	Amount
(In thousands)
2016	$797
2017	797
2018	797
2019	797
2020	797
Thereafter	7,379
Total estimated future amortization expense	$11,364

9. Commitments and Contingencies

Thales

In June 2010, the Company executed a primarily fixed-price FSD with Thales for the design and build of satellites for Iridium NEXT, the Company’s next-generation satellite constellation. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend into the first quarter of 2018. As of December 31, 2015, the Company had made aggregate payments of $1,537.1 million to Thales, of which $1,303.1 million were from borrowings under the Credit Facility and were capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheet. The Company’s obligations to Thales that are currently scheduled for the years ending December 31, 2016, 2017 and 2018 are in the amounts of $473.7 million, $177.6 million and $64.7 million, respectively. The Company currently uses the Credit Facility to pay 85% of each invoice received from Thales under the FSD, with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, which is expected to occur in late 2016, the Company expects to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flow, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches and a reflight option in the event of launch failure is $468.1 million. As of December 31, 2015, the Company had made aggregate payments of $315.3 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheet. In addition, the Company made a $3.0 million refundable deposit to SpaceX in the first quarter of 2014 for the reservation of additional future launches, which is not included in the total contract price. The Company's obligations to SpaceX currently scheduled for the years ending December 31, 2016 and 2017 are $108.6 million and $44.2 million, respectively.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement originally provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, the Company exercised an option for one launch to carry two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of December 31, 2015, the Company had made aggregate payments of $36.8 million to Kosmotras, which were capitalized within property and equipment, net in the accompanying consolidated balance sheet. The option to purchase two dedicated launches expired as of December 31, 2013, and in June 2015, the Company agreed with Kosmotras to replace the remaining options with a new set of options to purchase up to six dedicated launches. The Company's obligations to Kosmotras currently scheduled for the year ending December 31, 2016 is $15.0 million.

Supplier Purchase Commitments

The Company has a manufacturing agreement with Benchmark. Pursuant to the agreement, the Company may be required to purchase certain materials if the materials are not used in production within the periods specified in the agreement. Benchmark will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of December 31, 2015 and 2014, the Company had $2.9 million and $1.7 million, respectively, of such materials, and the amounts were included in inventory on the accompanying consolidated balance sheets. The Company’s obligation to Benchmark for the year ending December 31, 2016 is $4.9 million.

As of December 31, 2015, remaining unconditional purchase obligations were $48.2 million, which include the Company’s commitments with Boeing. The Boeing obligations represent the NTE price for O&M services for 2016 under the Iridium NEXT Support Services Agreement with Boeing. Boeing is the exclusive provider for the majority of O&M services through the end of the Iridium NEXT useful life subject to the Company’s right to issue work to a third party in accordance with certain provisions in the agreement. Annually, Boeing and the Company will agree upon the NTE price for that year.

Unconditional purchase obligations scheduled for the years ending December 31, 2016, 2017 and 2018 are $46.5 million, $1.1 million and $0.6 million, respectively, which include the Company’s commitments with Boeing.

In-Orbit Insurance

Due to various contractual requirements, the Company is required to maintain a third-party liability in-orbit insurance policy on its current constellation with a de-orbiting endorsement to cover potential claims relating to operating or de-orbiting the satellite constellation or individual satellites. The policy covers the Company, Boeing as operator, Motorola Solutions (the original system architect and prior owner), contractors and subcontractors of the insured, the U.S. government and certain other sovereign nations.

The current policy has a renewable one-year term, which is scheduled to expire on December 8, 2016. The policy coverage is separated into Sections A, B, and C.

Section A coverage is currently in effect and covers product liability over Motorola’s position as manufacturer of the current satellites. Liability limits for claims under Section A are $1.0 billion per occurrence and in the aggregate. There is no deductible for claims.

Section B coverage is currently in effect and covers risks in connection with in-orbit satellites and for the de-orbit of individual satellites. Liability limits for claims under Section B are $500 million per occurrence and in the aggregate for space vehicle liability and $500 million and $1.0 billion per occurrence and in the aggregate, respectively, with respect to de-orbiting. The balance of the unamortized premium payment for Sections A and B coverage as of December 31, 2015 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The deductible for claims under Section B is $250,000 per occurrence.

Section C coverage is effective once requested by the Company (the “Attachment Date”) and covers risks in connection with a mass decommissioning of the satellite system. Liability limits for claims under Section C are $500 million and $1.0 billion per occurrence and in the aggregate, respectively. The term of the coverage under Section C is 12 months from the Attachment Date. The premium for Section C coverage is $2.5 million and is payable on or before the Attachment Date. As of December 31, 2015, the Company had not requested Section C coverage since no mass decommissioning activities are currently anticipated. The deductible for claims under Section C is $250,000 per occurrence.

Operating Leases

The Company leases land, office space, and office and computer equipment under noncancelable operating lease agreements. Most of the leases contain renewal options of 1 to 10 years. The Company’s obligations under the current terms of these leases extend through 2026.

Additionally, several of the Company’s leases contain clauses for rent escalation including, but not limited to, a pro-rata share of increased operating and real estate tax expenses. Rent expense is recognized on a straight-line basis over the lease term. The Company leases facilities located in Chandler, Arizona; Tempe, Arizona; McLean, Virginia; Canada; Russia; and Norway. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases at December 31, 2015, are as follows:

Operating
Year ending December 31,	Leases
(In thousands)
2016	$3,236
2017	3,437
2018	3,524
2019	3,614
2020	3,705
Thereafter	15,940
Total	$33,456

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $3.4 million, $3.3 million and $3.2 million, respectively.

Contingencies

The Company is not aware of any actions that it expects to have a material adverse impact on its business, financial results or financial condition.

10. Stock-Based Compensation

During 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of December 31, 2015, 23,203,009 shares of common stock were authorized for issuance as awards under the 2015 Plan.

Stock Option Awards

The stock option awards granted to employees generally (i) have a term of ten years, (ii) vest over a four-year period with 25% vesting after the first year of service and the remainder vesting ratably on a quarterly basis thereafter, (iii) are contingent upon employment on the vesting date, and (iv) have an exercise price equal to the fair value of the underlying shares at the date of grant. The stock option awards granted to the Company’s board of directors generally (i) represent a portion of their annual compensation, (ii) have a term of ten years, (iii) vest over the calendar year with 25% vesting on the last day of each calendar quarter, (iv) are contingent upon continued service on the vesting date, and (v) have an exercise price equal to the fair value of the underlying shares at the date of grant. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility for options granted was based on the actual historical volatility of the Company’s stock price. The expected term of the award was calculated using the simplified method as the Company currently does not have sufficient experience of its own option exercise patterns. The Company does not anticipate paying dividends during the expected term of the grants; therefore, the dividend rate was assumed to be zero. The risk-free interest rate assumed is based upon U.S. Treasury Bond interest rates with similar terms at similar dates. To the extent the Company’s actual forfeiture rate is different from its estimate of forfeitures, the stock-based compensation may differ in future periods.

The stock options granted to consultants are generally subject to service vesting and vest quarterly over a two-year service period. The fair value of the consultant options is the then-current fair value attributable to the vesting portions of the awards, calculated using the Black-Scholes option pricing model.

Assumptions used in determining the fair value of the Company’s options were as follows:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	39% - 42%	41% - 43%	41% - 42%
Expected term (years)	5.25 - 10.00	5.25 - 10.00	3.00 - 6.25
Expected dividends	0%	0%	0%
Risk free interest rate	1.50% - 2.35%	1.10% - 2.35%	0.58% - 1.93%

During 2015, the Company granted approximately 744,000 and 30,000 stock options to its employees and non-employee consultants, respectively. The estimated aggregate grant-date fair values of the stock options granted to employees and non-employee consultants during 2015 was $2.9 million and $0.2 million, respectively.

In January 2015, certain members of the Company’s board of directors elected to receive a portion of their 2015 annual compensation in the form of stock options in an aggregate amount of approximately 103,000 stock options. These options were granted in January 2015 and vested through the end of 2015, with 25% vesting on the last day of each calendar quarter. In October 2015, certain members of the Company’s board of directors were granted stock options in an aggregate amount of approximately 7,500 stock options, related to their service as part of a newly created Government Advisory Committee. These options vested through the end of 2015.  The estimated aggregate grant-date fair value of the options granted to directors in January and October 2015 was $0.4 million.

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

In January 2013, certain members of the Company’s board of directors elected to receive a portion of their 2013 annual compensation in the form of stock options in an aggregate amount of approximately 68,000 stock options. These options were granted in January 2013 and vested through the end of 2013, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the options granted to directors during 2013 was $0.2 million.

A summary of the activity of the Company’s stock options for the year ended December 31, 2015 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value
	(In thousands, except years and per share data)
Options outstanding at January 1, 2015	6,671	$7.68
Granted	885	$9.25
Cancelled or expired	(92)	$8.66
Exercised	(287)	$7.87
Forfeited	(57)	$7.81
Options outstanding at December 31, 2015	7,120	$7.86	6.33	$3,937
Options vested and exercisable at December 31, 2015	5,386	$7.86	5.67	$2,941
Options exercisable and expected to vest at December 31, 2015	7,089	$7.85	6.32	$3,917

The Company recognized $3.4 million, $4.3 million and $6.0 million of stock-based compensation expense related to stock options in the years ended December 31, 2015, 2014 and 2013, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $3.95, $2.97 and $2.60 per share, respectively.

As of December 31, 2015, the total unrecognized cost related to non-vested options was approximately $4.8 million. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of the shares vested during the years ended December 31, 2015, 2014 and 2013 was approximately $3.6 million, $4.6 million and $6.3 million, respectively.

Restricted Stock Unit Awards

In 2015, the Company granted approximately 596,000 service-based RSUs to its employees with an estimated grant date fair value of $5.6 million. Employee service-based RSUs generally vest over a four-year service period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. In addition, in March 2015, the Company awarded approximately 161,000 performance-based RSUs to the Company’s executives (the “March 2015 RSUs”). The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Vesting of these March 2015 RSUs is dependent upon the Company’s achievement of defined performance goals over fiscal years 2015 and 2016. Management believes it is probable that certain RSUs will vest. The number of March 2015 RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the March 2015 RSUs will vest at the end of two years and the remaining 50% will vest at the end of the third year, subject to continued service. The estimated aggregate grant date fair values of the March 2015 RSUs was $1.5 million.

In 2014, the Company granted approximately 786,000 service-based RSUs to its employees. Employee service-based RSUs generally vest over a four-year service period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. In addition, the Company granted performance-based RSUs to its employees in 2014. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. In March 2014, the Company awarded approximately 207,000 performance-based RSUs to the Company’s executives (the “March 2014 RSUs”). Vesting of these March 2014 RSUs is dependent upon the Company’s achievement of defined performance goals over fiscal years 2014 and 2015. Management believes it is probable that certain RSUs will vest. The number of March 2014 RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the March 2014 RSUs will vest at the end of two years and the remaining 50% will vest at the end of the third year, subject to continued service. In June 2014, the Company awarded approximately 323,000 performance-based RSUs to its executives and employees (the “June 2014 RSUs”). Vesting of the June 2014 RSUs is dependent upon the Company’s achievement of defined performance goals for the 2014 fiscal year. The level of achievement, if any, of performance goals in connection with the June 2014 RSUs will be determined by the compensation committee. The Company expects this determination to occur in the first quarter of 2015. The estimated aggregate grant date fair values of the March 2014 RSUs and June 2014 RSUs granted during 2014 were $1.3 million and $2.6 million, respectively.

In 2013, the Company granted approximately 523,000 service-based RSUs to its employees. Employee service-based RSUs generally vest over a four-year service period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. In March 2013, the Company awarded performance-based RSUs to the Company’s executives.  The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Vesting of the 2013 performance-based RSUs was dependent upon the Company’s achievement of defined performance goals over a two-year measurement period. The level of achievement of performance goals in connection with the 2013 performance-based RSUs was determined by the compensation committee in March 2015. Approximately 69,000 of the 2103 performance-based RSUs were vested and released in March 2015 at an estimated aggregate fair value of $0.4 million, and the remaining 69,000 will vest at the end of March 2016.

Certain members of the Company’s board of directors elected to receive a portion of their 2015 annual compensation in the form of RSUs. During 2015, the Company granted approximately 77,000 RSUs to its directors as a result of these elections.  Of the 77,000 RSUs, 62,000 RSUs were granted in January 2015 and vested through the end of 2015, with 25% vesting on the last day of each calendar quarter, and 15,000 RSUs were granted in July 2015 and vested through the end of 2015, with 33% vesting immediately upon grant and 33% and 34% vesting on September 30, 2015 and December 31, 2015, respectively. The estimated aggregate grant-date fair value of the RSUs granted to directors during 2015 was $0.7 million.

Certain members of the Company’s board of directors elected to receive a portion of their 2014 annual compensation in the form of RSUs. During 2014, the Company granted approximately 108,000 RSUs to its directors as a result of these elections. These RSUs were granted in January 2014 and vested through the end of 2014, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the RSUs granted to directors during 2014 was $0.7 million.

Certain members of the Company’s board of directors elected to receive a portion of their 2013 annual compensation in the form of RSUs. During 2013, the Company granted approximately 112,000 RSUs to its directors as a result of these elections. These RSUs were granted in January 2013 and vested through the end of 2013, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the RSUs granted to directors during 2013 was $0.8 million.

A summary of the Company’s activity for the year ended December 31, 2015 for outstanding RSUs is as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	RSUs	Per RSU
	(In thousands)
Outstanding at January 1, 2015	2,282	$6.80
Granted	834	$9.42
Forfeited	(193)	$7.18
Released	(979)	$7.06
Outstanding at December 31, 2015	1,944	$7.76
Vested at December 31, 2015	403

A summary of the Company’s activity for the year ended December 31, 2015 for unvested RSUs is as follows:

		Weighted-
		Average
		Grant Date
		Fair Value
	RSUs	Per RSU
	(In thousands)
Non-vested at January 1, 2015	1,884	$6.72
Granted	834	$9.42
Vested	(984)	$7.18
Forfeited	(193)	$7.18
Non-vested at December 31, 2015	1,541	$7.83

The Company recognized $6.3 million, $6.5 million and $1.7 million of stock-based compensation expense related to RSUs in the years ended December 31, 2015, 2014 and 2013, respectively.

11. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communications services and products.

The Company derived approximately 23%, 21% and 20% of the Company’s total revenue in the years ended December 31, 2015, 2014 and 2013, respectively, from prime contracts or subcontracts with agencies of the U.S. government. For the years ended December 31, 2015, 2014 and 2013, no single commercial customer accounted for more than 10% of the Company’s total revenue.

Approximately 29% and 30% of the Company’s accounts receivable balance at December 31, 2015 and 2014, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government. As of December 31, 2015, no single customer accounted for more than 10% of the Company’s total accounts receivable balance.  As of December 31, 2014, one commercial customer represented 12%, and no other single customer accounted for more than 10% of the Company’s total accounts receivable balance.

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

Net property and equipment by geographic area was as follows as of December 31:

	2015	2014
	(In thousands)
United States	$127,959	$137,185
Satellites in orbit	32,774	57,494
Iridium NEXT systems under construction	2,252,290	1,755,974
All others (1)	30,544	21,186
Total	$2,443,567	$1,971,839

(1)	No one other country represented more than 10% of property and equipment, net.

Revenue by geographic area was as follows for the years ended December 31:

	2015	2014	2013
		(In thousands)
United States	$204,777	$194,060	$175,054
Canada	42,063	44,933	49,541
United Kingdom	44,012	47,093	37,421
Other countries (1)	120,526	122,471	120,633
Total	$411,378	$408,557	$382,649

(1)	No one other country represented more than 10% of revenue.

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

12. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ compensation. Company-matching contributions to the Plan were $1.5 million, $1.3 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company pays all administrative fees related to the Plan.

13. Income Taxes

U.S. and foreign components of income before income taxes are presented below:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
U.S. income	$75,431	$115,858	$111,685
Foreign income (loss)	(2,316)	594	(1,220)
Total income before income taxes	$73,115	$116,452	$110,465

The components of the Company’s income tax provision are as follows:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Current taxes:
Federal provision (benefit)	$1,700	$50	(12)
State provision (benefit)	266	(90)	7
Foreign provision	650	1,260	723
Total current tax provision	2,616	1,220	718
Deferred taxes:
Federal provision	54,906	40,155	39,041
State provision (benefit)	8,803	(77)	8,240
Foreign provision (benefit)	(333)	165	(51)
Total deferred tax provision	63,376	40,243	47,230
Total income tax provision	$65,992	$41,463	$47,948

In 2011 and 2012, Arizona enacted tax law changes resulting in a benefit to the Company’s net deferred tax expense. Due to the size and nature of the Company’s operations in Arizona, such changes have a significant impact on the tax provision in a given period. As a result of these law changes, the Company’s deferred tax expense was increased by approximately $0.1 million for the year ended December 31, 2015 and reduced by approximately $5.5 million and $4.0 million for the years ended December 31, 2014 and 2013, respectively.

A reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision is as follows:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Expected provision at U.S. federal statutory tax rate	$25,590	$40,766	$38,668
State taxes, net of federal benefit	11,663	4,991	9,048
State tax valuation allowance	(2,763)	380	3,151
Arizona tax law change	99	(5,525)	(3,975)
Impairment of goodwill	30,464	-	-
Other nondeductible expenses	557	903	1,185
Liability for uncertain tax positions	—	—	(146)
Tax credits	(97)	(994)	(849)
Foreign taxes and other items	479	942	866
Total income tax provision	$65,992	$41,463	$47,948

The components of deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
	(In thousands)
Deferred tax assets
Long-term contracts	$64,287	$49,207
Deferred revenue	8,312	6,357
Federal, state and foreign net operating loss carryforwards and tax credits	104,996	133,021
Other	24,603	24,571
Total deferred tax assets	202,198	213,156
Valuation allowance	(4,529)	(6,806)
Net deferred tax assets	197,669	206,350
Deferred tax liabilities
Fixed assets and intangibles	(101,107)	(95,797)
Research and development expenditures	(379,220)	(335,833)
Other	(14,174)	(8,753)
Total deferred tax liabilities	(494,501)	(440,383)
Net deferred income tax liabilities	$(296,832)	$(234,033)

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

As of December 31, 2015, the Company had deferred tax assets related to cumulative U.S. and state net operating loss carryforwards of approximately $245.0 million. These net operating loss carryforwards, if unutilized, will expire in various amounts from 2016 through 2035. The Company believes that the U.S. federal net operating losses will be utilized before the expiration dates and as such no valuation allowance has been established for these deferred tax assets. The Company does not expect to fully utilize all of its state net operating losses within the respective carryforward periods. The Company has decreased its state net operating loss valuation allowance by $2.7 million for the year ended December 31, 2015 to reflect the amount of losses it expects to utilize. As of December 31, 2015, the Company had deferred tax assets related to the foreign net operating loss carryforwards of approximately $0.3 million in various jurisdictions that begin to expire in 2016. The Company does not expect to fully utilize all of its foreign net operating losses within the respective carryforward periods and as such reflects a partial valuation allowance against these deferred tax assets on its consolidated balance sheet. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of alternative minimum taxes, changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

As of December 31, 2015, the Company had approximately $4.7 million of deferred tax assets related to research and development tax credits that expire in various amounts from 2028 through 2035, $2.9 million of foreign tax credits which expire in various amounts from 2020 through 2025, and $3.0 million of deferred tax assets related to Alternative Minimum Tax credits which do not expire. The Company believes that the research and development credits will be fully utilized within the carryforward period. However, the Company does not expect to utilize all of its foreign tax credits within the respective carryforward periods. As such, the Company has a partial valuation allowance of $1.1 million for the year ended December 31, 2015.

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

The amount of uncertain tax positions if recognized at December 31, 2015 was $0.9 million, as compared to $1.2 million at December 31, 2014. Any changes are not anticipated to have significant impact on the results of operations, financial position or cash flows of the Company. All of the Company’s uncertain tax positions, if recognized, would affect its income tax expense.

The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2015 and 2014, potential interest and penalties on unrecognized tax benefits were not significant.

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2010 to 2014 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2009 to 2014 remain subject to examination by tax authorities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	2015	2014
	(In thousands)
Balance at January 1,	$1,150	$1,259
Change attributable to tax positions taken in a prior period	50	(51)
Change attributable to final assessment	(311)	-
Change attributable to tax positions taken in the current period	29	8
Decrease attributable to lapse of statute of limitations	(2)	(66)
Balance at December 31,	$916	$1,150

14. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are set forth below:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(8,313)	$62,669	$55,517
Dividends on Series A Preferred Stock	-	7,000	7,000
Dividends on Series B Preferred Stock	-	5,320	-
Numerator for diluted net income per share	$(8,313)	$74,989	$62,517

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	95,097	88,080	76,909
Dilutive effect of stock options	-	85	-
Dilutive effect of contingently issuable shares	-	-	-
Dilutive effect of Series A Preferred Stock	-	10,602	10,602
Dilutive effect of Series B Preferred Stock	-	10,633	-
Denominator for diluted net income per share	95,097	109,400	87,511

Net income (loss) per share attributable to common stockholders - basic	$(0.09)	$0.71	$0.72
Net income (loss) per share attributable to common stockholders - diluted	$(0.09)	$0.69	$0.71

For the year ended December 31, 2015, 1.3 million unvested RSUs were not included in the computation of basic net loss per share.  Due to the Company's loss for the year ended December 31, 2015, all potential common stock equivalents are anti-dilutive. In January 2016, the Company granted approximately 0.1 million stock options and 0.1 million RSUs to employees and members of the Company’s board of directors. These grants could have dilutive effects on net income per share in future periods.

For the year ended December 31, 2014, warrants to purchase 0.3 million shares of common stock and options to purchase 3.6 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the year ended December 31, 2014, 1.3 million unvested RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share. In January 2015, the Company granted approximately 0.2 million stock options and 0.1 million RSUs to employees and members of the Company’s board of directors. These grants could have dilutive effects on net income per share in future periods.

For the year ended December 31, 2013, warrants to purchase 0.4 million shares of common stock and options to purchase 5.2 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. Additionally, for the year ended December 31, 2013, 0.9 million unvested RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share.

15. Selected Quarterly Information (Unaudited)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2015 and 2014:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(In thousands, except per share data)
Revenue	$97,007	$101,919	$106,034	$106,418
Operating income (loss) (1)	$33,473	$42,334	$46,539	$(48,543)
Net income (loss)	$21,019	$25,988	$29,547	$(69,431)
Net income (loss) per common share - basic	$0.18	$0.23	$0.27	$(0.77)
Net income (loss) per common share -diluted	$0.17	$0.21	$0.24	$(0.77)

(1) Includes a goodwill impairment charge with decreased operating income by $87.0 million for the three months ended December 31, 2015.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(In thousands, except per share data)
Revenue	$98,032	$102,521	$107,493	$100,511
Operating income	$28,344	$29,713	$33,013	$31,841
Net income	$16,543	$15,019	$20,388	$23,039
Net income per common share - basic	$0.19	$0.14	$0.18	$0.20
Net income per common share -diluted	$0.19	$0.14	$0.17	$0.19

The sum of the per share amounts does not equal the annual amounts due to changes in the weighted-average number of common shares outstanding during the year.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, our management has determined that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our 2015 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2015 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Iridium Communications Inc.

We have audited Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Iridium Communications Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Iridium Communications Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Iridium Communications Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 25, 2016

Item 9B. Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G (3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2016 Proxy Statement entitled “Board of Directors and Committees,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2016 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2016 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2016 Proxy Statement entitled “Transactions with Related Parties” and “Director Independence.”

Item 14.Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2016 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

The financial statement schedules are not included here because required information is included in the consolidated financial statements.

(3) Exhibits

The exhibits that are filed or furnished with this report or that are incorporated by reference herein are set forth in the Exhibit Index on page 102, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: February 25, 2016	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Matthew J. Desch	Chief Executive Officer and Director	February 25, 2016
Matthew J. Desch	(Principal Executive Officer)

/s/ Thomas J. Fitzpatrick	Chief Financial Officer, Chief Administrative Officer and Director	February 25, 2016
Thomas J. Fitzpatrick	(Principal Financial Officer)

/s/ Richard P. Nyren	Chief Accounting Officer	February 25, 2016
Richard P. Nyren	(Principal Accounting Officer)

/s/Robert H. Niehaus	Director and Chairman of the Board	February 25, 2016
Robert H. Niehaus

/s/ Thomas C. Canfield	Director	February 25, 2016
Thomas C. Canfield

/s/ Jane L. Harman	Director	February 25, 2016
Jane L. Harman

/s/ Alvin B. Krongard	Director	February 25, 2016
Alvin B. Krongard

/s/ Eric T. Olson	Director	February 25, 2016
Eric T. Olson

/s/ Steven B. Pfeiffer	Director	February 25, 2016
Steven B. Pfeiffer

/s/ Parker W. Rush	Director	February 25, 2016
Parker W. Rush

/s/ Henrik O. Schliemann	Director	February 25, 2016
Henrik O. Schliemann

/s/ S. Scott Smith	Director	February 25, 2016
S. Scott Smith

/s/ Barry J. West	Director	February 25, 2016
Barry J. West

EXHIBIT INDEX

Exhibit No.	Document

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

3.5	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

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

10.2

Amendment, dated May 7, 2015, to the COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, as amended and restated on May 2, 2014, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2015.

10.3††

Amendment, dated November 24, 2015, to the COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, as amended and restated on May 2, 2014.

10.4††

Amendment, dated December 31, 2015, to the COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, as amended and restated on May 2, 2014.

Exhibit No.	Document

10.5

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

10.7

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

10.9

Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, dated as of January 14, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015.

10.10†

Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, dated as of July 6, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.

10.11

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

10.13

Subscription Agreement for Preferred Interests between Aireon LLC and Irish Aviation Authority Limited, dated as of December 20, 2013, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.14

Amended and Restated Subscription Agreement for Preferred Interests between Aireon LLC and NAV CANADA Satellite, Inc., dated as of December 20, 2013, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.15†

Settlement Agreement between Iridium Holdings LLC, Iridium Satellite LLC, the Registrant and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.16†

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

10.18

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

10.20†

System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.21

Supplemental Subscriber Equipment Technology Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.22†

Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 1, 2010, incorporated by reference to Annex 1 to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on October 29, 2010.

10.23†

Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 14, 2011.

10.24†

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

10.26†

Amendment No. 4 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated as of April 29, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.27†

Amendment No. 5 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 12, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011.

10.28†

Amendment No. 6 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 24, 2011, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.29†

Amendment No. 7 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 12, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.30†

Amendment No. 8 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 13, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.31†

Amendment No. 9 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q filed with the SEC on August 2, 2012.

10.32†

Amendment No. 10 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q filed with the SEC on August 2, 2012.

10.33†

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

Exhibit No.	Document

10.36†

Amendment No. 14 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated November 8, 2012, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2013.

10.37†

Amendment No. 15 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 11, 2013, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 31, 2013.

10.38†

Amendment No. 16 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 24, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 31, 2013.

10.39†

Amendment No. 17 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 20, 2013, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 31, 2013.

10.40†

Amendment No. 18 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 21, 2013, incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.41†

Amendment No. 19 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 29, 2013, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.42†

Amendment No. 20 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 7, 2014, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

10.43†

Amendment No. 21 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 9, 2014, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

10.44†

Amendment No. 22 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 14, 2014, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

10.45†

Amendment No. 23 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated January 30, 2015, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on April 30, 2015.

10.46†

Amendment No. 24 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 22, 2015, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.

10.47†

Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated March 19, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.48†

Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.49†

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

Exhibit No.	Document

10.51

Amendment No. 4 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of January 27, 2014, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on May 1, 2014.

10.52†

Amendment No. 5 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of September 15, 2014, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

10.53††	Amendment No. 6 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of November 2, 2015.

10.54†

Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 14, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.55†

Amendment No. 1 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of September 25, 2012 and effective as of June 13, 2013, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on August 1, 2013.

10.56†

Amendment No. 2 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of April 15, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on August 1, 2013.

10.57†

Amendment No. 3 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 13, 2013, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on August 1, 2013.

10.58†

Amendment No. 4 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of April 21, 2014, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on July 31, 2014.

10.59†

Amendment No. 5 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 20, 2014, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on July 31, 2014.

10.60†

Amendment No. 6 to Contract for Launch Services No. IS-11-032 between Iridium Satellite LLC and International Space Company Kosmotras, dated as of June 22, 2015, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on July 30, 2015.

10.61†

Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of June 19, 2012, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on September 12, 2012.

10.62†

Amendment No. 1 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of July 31, 2012, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.63†

Amendment No. 2 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of September 4, 2012, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.64

Amendment No. 3 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of March 18, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 10-Q filed with the SEC on May 2, 2013.

10.65†

Amendment No. 14 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of November 12, 2014, incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015.

Exhibit No.	Document

10.66†

Amendment No. 15 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of December 18, 2014, incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015.

10.67†

Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, dated as of May 28, 2010, incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.68†

Amendment No. 5 to Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, effective as of January 1, 2015, incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015.

10.69

Amendment No. 6 to Iridium NEXT Support Services Agreement No. IS-10-019, by and between Iridium Satellite LLC and The Boeing Company for Support Services for Iridium NEXT, effective as of April 1, 2015, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 10-Q filed with the SEC on April 30, 2015.

10.70

Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.71†

Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September 7, 2010, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.72

Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.73

Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.74

Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.75†

Contract for Enhanced Mobile Satellite Services between Iridium Satellite LLC and the Defense Information Systems Agency, effective October 22, 2013, incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.76†

Amendment to Contract for Enhanced Mobile Satellite Services between Iridium Satellite LLC and the Defense Information Systems Agency, dated as of June 3, 2015, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2015.

10.77	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.78†

Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.79*

Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.80*

Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

Exhibit No.	Document

10.81*

Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.82*

Employment Agreement between the Registrant and S. Scott Smith, dated as of March 2010, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.83*

Amendment to Employment Agreement between the Registrant and S. Scott Smith, dated as of December 31, 2010, incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.84*

Employment Agreement between the Registrant and Bryan J. Hartin, dated as of December 10, 2012, incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.85*

Employment Agreement between the Registrant and Thomas D. Hickey, dated as of April 29, 2011, incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.86*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

10.87

Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed with the SEC on February 4, 2008.

10.88*

Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.89*

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

10.92*

Form of Stock Option Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.93*

Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.94*

Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.95*	Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the SEC on April 10, 2012.

10.96*

Forms of Stock Option Grant Notice and Stock Option Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.97*

Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

Exhibit No.	Document

10.98*	Non-Employee Director Compensation Plan dated December 9, 2015.

10.99*	Iridium Communications Inc. 2014 Executive Performance Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2014.

10.100*	Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.101*

Forms of Option Grant Notice and Option Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.102*

Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.103*

Forms of Non-Employee Director Option Grant Notice and Non-Employee Director Option Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.104*

Forms of Non-Employee Director Restricted Stock Unit Award Grant Notice and Non-Employee Director Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.105*	UK Sub-Plan of the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.106*

Forms of UK Option Grant Notice and UK Option Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.107*

Forms of UK Restricted Stock Unit Award Grant Notice and UK Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.108*

Forms of UK Non-Employee Director Option Grant Notice and UK Non-Employee Director Option Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.109*

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