Form 10-Q
period 2016-03-31
Iridium Communications Inc.
filed 2016-04-28
CIK 1418819

ar

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 25, 2016 was 95,518,031.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$287,202	$185,665
Marketable securities	124,935	203,329
Accounts receivable, net	53,284	51,668
Inventory	25,201	27,926
Prepaid expenses and other current assets	15,757	13,130
Total current assets	506,379	481,718
Property and equipment, net	2,516,765	2,443,567
Restricted cash	102,103	91,112
Other assets	7,848	8,188
Intangible assets, net	46,389	46,589
Total assets	$3,179,484	$3,071,174

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,439	$31,525
Accrued expenses and other current liabilities	27,576	29,402
Interest payable	9,240	3,720
Deferred revenue	36,307	36,967
Total current liabilities	81,562	101,614
Accrued satellite operations and maintenance expense, net
of current portion	13,908	14,182
Credit facility, net	1,460,447	1,388,766
Deferred income tax liabilities, net	311,904	296,832
Deferred revenue, net of current portion	28,538	28,567
Other long-term liabilities	25,496	12,492
Total liabilities	1,921,855	1,842,453

Commitments and contingencies

Stockholders' equity:
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized,
issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 500 shares
authorized, issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 95,515
and 95,126 shares issued and outstanding, respectively	96	95
Additional paid-in capital	1,046,738	1,044,488
Retained earnings	217,862	193,201
Accumulated other comprehensive loss, net of tax	(7,067)	(9,063)
Total stockholders' equity	1,257,629	1,228,721
Total liabilities and stockholders' equity	$3,179,484	$3,071,174

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue:
Services	$79,823	$75,424
Subscriber equipment	17,560	16,540
Engineering and support services	6,819	5,043
Total revenue	104,202	97,007

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	15,903	14,882
Cost of subscriber equipment	10,463	10,647
Research and development	2,559	4,126
Selling, general and administrative	19,063	20,524
Depreciation and amortization	12,936	13,355
Total operating expenses	60,924	63,534

Operating income	43,278	33,473

Other income (expense):
Interest income, net	758	1,237
Undrawn credit facility fees	(503)	(917)
Other expense, net	(13)	(214)
Total other income	242	106
Income before income taxes	43,520	33,579
Provision for income taxes	(15,000)	(12,560)
Net income	28,520	21,019
Series A Preferred Stock dividends	1,750	1,750
Series B Preferred Stock dividends	2,109	2,109
Net income attributable to common stockholders	$24,661	$17,160

Weighted average shares outstanding - basic	95,656	94,527
Weighted average shares outstanding - diluted	123,035	122,313
Net income attributable to common stockholders per share - basic	$0.26	$0.18
Net income attributable to common stockholders per share - diluted	$0.23	$0.17

Comprehensive income:
Net income	$28,520	$21,019
Foreign currency translation adjustments, net of tax	1,867	(1,401)
Unrealized gain (loss) on marketable securities, net of tax	129	61
Comprehensive income	$30,516	$19,679

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net cash provided by operating activities	$47,019	$51,531

Cash flows from investing activities:
Capital expenditures	(75,822)	(50,053)
Purchases of marketable securities	(13,474)	(36,650)
Sales and maturities of marketable securities	91,653	27,240
Net cash provided by (used in) investing activities	2,357	(59,463)

Cash flows from financing activities:
Borrowings under the Credit Facility	71,939	22,368
Payment of deferred financing fees	(4,473)	(1,649)
Restricted cash deposits	(10,990)	(2,477)
Proceeds from exercise of stock options	17	340
Tax payment upon settlement of stock awards	(566)	(680)
Excess tax benefits from stock-based compensation	-	533
Payment of Series A Preferred Stock dividends	(1,750)	(1,750)
Payment of Series B Preferred Stock dividends	(2,109)	(2,109)
Net cash provided by financing activities	52,068	14,576

Effect of exchange rate changes on cash and cash equivalents	93	(115)

Net increase in cash and cash equivalents	101,537	6,529
Cash and cash equivalents, beginning of period	185,665	211,249
Cash and cash equivalents, end of period	$287,202	$217,778

Supplemental cash flow information:
Income taxes paid, net	$500	$426

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$3,150	$1,314
Interest capitalized but not paid	$30,383	$24,544
Capitalized amortization of deferred financing costs	$4,214	$4,422
Capitalized stock-based compensation	$659	$302

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292
Dividends accrued on Series B Preferred Stock	$351	$351

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

In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 25, 2016.

2. Significant Accounting Policies

Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs would not be affected by the amendment.  The Company applied the new guidance retrospectively to all prior periods presented in the accompanying financial statements. The adoption had no impact on the Company’s condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flows for each of the three months ended March 31, 2016 and 2015.  The implementation of this accounting standard resulted in a reduction of $133.3 million and $133.1 million in the deferred financing costs asset and in the credit facility as of March 31, 2016 and December 31, 2015, respectively, as shown below.

	March 31,	December 31,
	2016	2015
	(in thousands)
Credit facility	$1,593,761	$1,521,822
Deferred financing costs	(133,314)	(133,056)
Credit facility, net	$1,460,447	$1,388,766

Recent Accounting Developments

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, Improvements to Employee Share-Based Payment Accounting.  The amendment addresses multiple changes.  The amendment requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company will be required to make the disclosures about a change in accounting principle, but will not have to quantify the income statement effect of the change in the period of adoption. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the effect ASU 2016-09 may have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The amendment requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting.  This ASU is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted and reporting organizations are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the effect ASU 2016-02 may have on its condensed consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The amendment requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and retail inventory method are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with International Financial Reporting Standards (IFRS). This ASU is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect ASU 2015-11 may have on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers,  that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The amendment requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 for public entities to be effective for annual and interim periods beginning after December 15, 2017. Early adoption would be permitted no earlier than the original effective date beginning after December 15, 2016. ASU 2014-09 becomes effective for the Company in the first quarter of fiscal 2018. The Company has not yet selected a transition method, and is currently evaluating the effect ASU 2014-09 may have on its condensed consolidated financial statements and related disclosures.

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income.  The Company’s warranty liability has decreased $3.3 million from $6.6 million as of March 31, 2015 to $3.3 million as of March 31, 2016 as a result of product quality improvements.  The Company’s warranty provision for the three months ended March 31, 2016 increased by $0.4 million compared to the prior year period. This increase is primarily the result of an increased number of Iridium Pilot® units under warranty, partially offset by a reduction in the Company’s estimate for future returns. Changes in the warranty reserve during the three months ended March 31, 2016 were as follows:

Three Months Ended
March 31, 2016
(in thousands)
Balance at beginning of the period	$3,320
Provision	362
Utilization	(340)
Balance at end of the period	$3,342

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

The carrying values of short-term financial instruments (primarily cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities) approximate their fair values because of their short-term nature. The fair value of the Company’s investments in money market funds approximates its carrying value; such instruments are classified as Level 1 and are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. The fair value of the Company’s investments in commercial paper and short-term U.S. agency securities with original maturities of less than ninety days approximates their carrying value; such instruments are classified as Level 2 and are included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

The fair value of the Company’s investments in fixed-income debt securities and commercial paper with original maturities of greater than ninety days are obtained using similar investments traded on active securities exchanges and are classified as Level 2 and are included in marketable securities in the accompanying condensed consolidated balance sheets. For fixed income securities that do not have quoted prices in active markets, the Company uses third-party vendors to price its debt securities resulting in classification as Level 2.

Depreciation and Amortization

The Company calculates depreciation expense using the straight line method and evaluates the appropriateness of the useful life used on a quarterly basis or as events occur that require additional assessment. In addition to the changes made in prior quarters, in the first quarter of 2016, the Company updated its estimate of the current satellites’ remaining useful lives based on the continued refinement of the launch schedule and deployment plan for the Company’s next-generation satellite constellation (“Iridium NEXT”). As a result, the estimated useful lives of the satellites within the current constellation have been extended and are consistent with the expected deployment of Iridium NEXT. The $0.4 million decrease in depreciation expense for the three months ended March 31, 2016 compared to the prior year is primarily related to the refinement in the estimated useful lives. The change in estimate will also have an effect on future periods through the deployment of Iridium NEXT. The Company will continue to evaluate the useful lives of its current satellites on an ongoing basis through the full deployment of Iridium NEXT as the satellites are placed into service.

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. These investments, along with cash deposited in institutional money market funds, regular interest bearing and non-interest bearing depository accounts, are classified as cash and cash equivalents in the accompanying condensed consolidated balance sheet. The following table summarizes the Company’s cash and cash equivalents:

	March 31,	December 31,	Recurring Fair
	2016	2015	Value Measurement
	(in thousands)

Cash and cash equivalents:
Cash	$115,899	$67,005
Money market funds	171,303	118,660	Level 1
Total Cash and cash equivalents	$287,202	$185,665

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”) (see Note 4). As of March 31, 2016 and December 31, 2015, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $102.1 million and $91.1 million, respectively.

Marketable Securities

Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets in the accompanying condensed consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the three months ended March 31, 2016 and 2015. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that the decline in fair value of its investments is temporary at March 31, 2016 as the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

The following tables summarize the Company’s marketable securities:

	As of March 31, 2016
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$109,257	$47	$(66)	$109,238	Level 2
U.S. Treasury Notes	15,672	25	-	15,697	Level 2
Total Marketable Securities	$124,929	$72	$(66)	$124,935

	As of December 31, 2015
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$181,636	$4	$(200)	$181,440	Level 2
Commercial paper	9,821	-	(1)	$9,820	Level 2
U.S. Treasury Notes	12,079	-	(10)	12,069	Level 2
Total Marketable Securities	$203,536	$4	$(211)	$203,329

The following table presents the contractual maturities of the Company’s marketable securities:

	As of March 31, 2016		As of December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Mature within one year	$91,527	$91,523	$169,728	$169,619
Mature after one year and within three years	33,402	33,412	33,808	33,710
Total	$124,929	$124,935	$203,536	$203,329

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend into the first quarter of 2018. As of March 31, 2016, the Company had made aggregate payments of $1,612.5 million to Thales, of which $1,370.6 million were from borrowings under the Credit Facility, and which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The Company currently uses the Credit Facility to pay 85% of each invoice received from Thales under the FSD, with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, the Company expects to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIMESM.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches and a reflight option in the event of a launch failure is $468.1 million. As of March 31, 2016, the Company had made aggregate payments of $315.3 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. In addition, the Company made a $3.0 million refundable deposit to SpaceX in the first quarter of 2014 for the reservation of additional future launches, which is not included in the total contract price.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). The Kosmotras Agreement originally provided for the purchase of up to six launches with options to purchase additional launches. Each launch can carry two satellites. In June 2013, the Company exercised an option for one launch to carry two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of March 31, 2016, the Company had made aggregate payments of $36.8 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The option to purchase two dedicated launches expired as of December 31, 2013, and in June 2015, the Company agreed with Kosmotras to replace the remaining options with a new set of options to purchase up to six dedicated launches.

Credit Facility

In October 2010, the Company entered into the Credit Facility with a syndicate of bank lenders (the “Lenders”). The Credit Facility was subsequently amended and restated in August 2012. In May 2014, the Company entered into a supplemental agreement (the “Supplemental Agreement”) with the Lenders under the Credit Facility to further amend and restate the Credit Facility. As of March 31, 2016, the Company reported $1,460.4 million in borrowings from the credit facility in the accompanying condensed consolidated balance sheet, net of $133.3 million of deferred financing costs, for an aggregate total of $1,593.8 million in borrowings. The unused portion of the Credit Facility as of March 31, 2016 was $206.2 million. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for debt repayment. As of March 31, 2016, the minimum required cash reserve balance was $102.0 million, which is classified as restricted cash in the accompanying condensed consolidated balance sheet. The minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017.

Interest costs incurred under the Credit Facility were $18.2 million and $14.9 million for the three months ended March 31, 2016 and 2015, respectively.  All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. The Company pays interest on a semi-annual basis in April and October through a combination of a cash payment and a deemed additional loan. The $18.2 million in interest incurred during the three months ended March 31, 2016 consisted of $5.5 million payable in cash and $12.7 million payable by deemed loans. The $14.9 million in interest incurred during the three months ended March 31, 2015 consisted of $4.5 million payable in cash and $10.4 million payable by deemed loans. There were no payments made during the three months ended March 31, 2016 and 2015. At March 31, 2016, the deemed loan balance of $21.1 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet.

The Company is obligated to pay a cash commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. In April 2016, the Company paid $1.2 million as a semi-annual installment of the commitment fee. The commitment fee payable on the undrawn portion of the Credit Facility as of March 31, 2016 was $1.1 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

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

In May 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. As of March 31, 2016, 23,203,009 shares of common stock were registered for issuance as awards under the 2015 Plan.

In January 2016, members of the Company’s board of directors received a portion of their 2016 annual compensation in the form of equity awards, in an aggregate amount of approximately 126,000 RSUs. These RSUs were granted in January 2016 under the 2015 Plan, with 100% vesting on the first anniversary of the grant date. The estimated aggregate grant-date fair value of the RSUs was $1.0 million.

During the three months ended March 31, 2016, the Company granted approximately 158,000 stock options and 564,000 service-based RSUs to its employees. Employee stock options and service-based RSUs generally vest over a four-year service period with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The estimated aggregate grant date fair values of the stock options and service-based RSUs granted during the three months ended March 31, 2016 were $0.5 million and $4.0 million, respectively.

In addition, in March 2016, the Company awarded approximately 1,335,000 performance-based RSUs to the Company’s executives and employees (the “Bonus RSUs”). The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Vesting of the March 2016 Bonus RSUs is dependent upon the Company’s achievement of defined performance goals for the 2016 fiscal year. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s Board of Directors and vest in March 2017. The estimated aggregate grant date fair value of the Bonus RSUs was $9.4 million.

Additionally, in March 2016, the Company awarded approximately 119,000 performance-based RSUs to the Company’s executives (the “March 2016 Performance RSUs”).  Vesting of the March 2016 Performance RSUs is dependent upon the Company’s achievement of defined performance goals over fiscal years 2016 and 2017. The number of March 2016 Performance RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the March 2016 Performance RSUs will vest at the end of two years and the remaining 50% will vest at the end of the third year, subject to continued service. The estimated aggregate grant date fair value of the March 2016 Performance RSUs was $0.8 million.

In January 2015, members of the Company’s board of directors received a portion of their 2015 annual compensation in the form of equity awards, in an aggregate amount of approximately 103,000 stock options and 62,000 RSUs. These stock options and RSUs were granted in January 2015 and vested through the end of 2015, with 25% vesting on the last day of each calendar quarter. The estimated aggregate grant-date fair value of the stock options was $0.4 million. The estimated aggregate grant-date fair value of the RSUs was $0.6 million.

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

In addition, in March 2015, the Company awarded approximately 161,000 performance-based RSUs to the Company’s executives. Vesting of the March 2015 performance-based RSUs is dependent upon the Company’s achievement of defined performance goals over fiscal years 2015 and 2016. The number of performance-based RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the performance-based RSUs will vest at the end of two years and the remaining 50% will vest at the end of the third year, subject to continued service. The estimated aggregate grant date fair value of these performance-based RSUs was $1.5 million.

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

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of March 31, 2016.

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

During each of the three months ended March 31, 2016 and 2015, the Company paid cash dividends of $1.8 million to holders of the Series A Preferred Stock. As of March 31, 2016 and December 31, 2015, the Company had accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

During each of the three months ended March 31, 2016 and 2015, the Company paid cash dividends of $2.1 million to holders of the Series B Preferred Stock. As of March 31, 2016 and December 31, 2015, the Company had accrued $0.4 million in cash dividends for the holders of the Series B Preferred Stock, which is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

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

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders (numerator for basic net income per share)	$24,661	$17,160
Dividends on Series A Preferred Stock	1,750	1,750
Dividends on Series B Preferred Stock	2,109	2,109
Numerator for diluted net income per share	$28,520	$21,019

Denominator:

Denominator for basic net income per share - weighted average outstanding common shares	95,656	94,527
Dilutive effect of stock options	49	441
Dilutive effect of contingently issuable shares	-	15
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,728	16,728
Denominator for diluted net income per share	123,035	122,313

Net income per share attributable to common stockholders - basic	$0.26	$0.18
Net income per share attributable to common stockholders - diluted	$0.23	$0.17

For the three months ended March 31, 2016, options to purchase 5.0 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. For the three month period ended March 31, 2016, 1.5 million unvested RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

For the three months ended March 31, 2015, warrants to purchase 0.1 million shares of common stock and options to purchase 0.4 million shares of common stock were not included in the computation of diluted net income per share as the effect would be anti-dilutive. For the three months ended March 31, 2015, 1.3 million unvested RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share, as the effect would be anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 25, 2016 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on February 25, 2016, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview of Our Business

We are engaged primarily in providing mobile voice and data communications services using a constellation of orbiting satellites. We are the second largest provider of satellite-based mobile voice and data communications services based on revenue, and the only commercial provider of communications services offering true global coverage. Our satellite network provides communications services to regions of the world where wireless or wireline networks do not exist or are limited, including remote land areas, open oceans, airways, the polar regions, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing more than 75 service providers, more than 200 value-added resellers, or VARs, and more than 60 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At March 31, 2016, we had approximately 788,000 billable subscribers worldwide, representing an increase of 5% from approximately 748,000 billable subscribers at March 31, 2015. We have a diverse customer base, with end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

This summer, we expect to begin launching our new satellite constellation, Iridium NEXT. Iridium NEXT will maintain the architecture of our current constellation, with 66 in-orbit satellites, as well as six in-orbit spares, and we are building nine ground spares. We have contracted with Thales Alenia Space France, or Thales, to construct the Iridium NEXT satellites, which are designed to be compatible with our current constellation and current end-user equipment, so that as the Iridium NEXT satellites are launched, they will replace satellites in the current constellation without affecting the service to our end users. We plan to deploy 70 satellites on seven Falcon 9 rockets launched by Space Exploration Technologies Corporation, or SpaceX, and two satellites on a Dnepr rocket launched by International Space Company Kosmotras, or Kosmotras. We expect to complete the deployment of the Iridium NEXT constellation in 2017. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion credit facility, or the Credit Facility, together with cash on hand and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIMESM.

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

Recent Developments

Iridium NEXT

As described above, we expect to begin launching our new satellite constellation, Iridium NEXT, this summer. Iridium NEXT satellites are under various stages of construction at the assembly, integration and test facility; our ground infrastructure upgrades are complete, and our Satellite Network Operations Center is ready to support Iridium NEXT. All hardware components have been qualified for use in space and the platform software is finished. We are testing the new satellites for flight-readiness and will shortly be getting the first ten ready to ship to Vandenberg Air Force Base. A number of key flight components, including the Aireon payload, onboard processor, spacecraft bus and main mission antenna, have also been manufactured in sufficient quantities to prepare for high-rate production.

As a result of the refinement of the Iridium NEXT launch schedule during the first quarter of 2016, we updated the estimated useful lives of the current satellites and extended the lives to be consistent with the expected deployment of Iridium NEXT. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

The Credit Facility requires us to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. We are in the process of placing this insurance. The Credit Facility requires us to obtain, at least three months prior to each of the first two launches on the Falcon 9 rocket and our launch on the Dnepr rocket, insurance covering such launch and the first 12 months of operation of the Iridium NEXT satellites on such launch. In addition, at least three months prior to the third SpaceX launch, we are required to obtain insurance covering the final five SpaceX launches and the first 12 months of operation of the Iridium NEXT satellites launched on such launches.

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

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;
•	increased demand for communications services by disaster and relief agencies, and emergency first responders;
•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;
•	a growing number of new products and services and related applications;
•	improved data transmission speeds for mobile satellite service offerings;
•	regulatory mandates requiring the use of mobile satellite services;
•	a general reduction in prices of mobile satellite services and subscriber equipment; and
•	geographic market expansion through the ability to offer our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to develop and launch Iridium NEXT;
•	our ability to develop new and innovative products and services for Iridium NEXT;

•	our ability to access the Credit Facility to meet our future capital requirements for the manufacture and launch of the Iridium NEXT satellites;
•

our ability to generate sufficient internal cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME, to fund a portion of the costs associated with Iridium NEXT and support ongoing business;

•	Aireon LLC’s ability to successfully deploy and market its space-based ADS-B global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;
•	Aireon’s ability to raise sufficient funds to pay hosting fees to us;
•	our ability to maintain the health, capacity, control and level of service of our existing satellite network through the transition to Iridium NEXT;
•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;
•	our reliance on a single primary commercial gateway and a primary satellite network operations center;
•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;
•	market acceptance of our products;
•	regulatory requirements in existing and new geographic markets;
•	rapid and significant technological changes in the telecommunications industry;
•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;
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

Comparison of Our Results of Operations for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
		% of Total		% of Total	Change
($ in thousands)	2016	Revenue	2015	Revenue	Dollars	Percent
Revenue:
Services	$79,823	77%	$75,424	78%	$4,399	6%
Subscriber equipment	17,560	16%	16,540	17%	1,020	6%
Engineering and support services	6,819	7%	5,043	5%	1,776	35%
Total revenue	104,202	100%	97,007	100%	7,195	7%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	15,903	15%	14,882	15%	1,021	7%
Cost of subscriber equipment	10,463	10%	10,647	11%	(184)	(2%)
Research and development	2,559	3%	4,126	4%	(1,567)	(38%)
Selling, general and administrative	19,063	18%	20,524	21%	(1,461)	(7%)
Depreciation and amortization	12,936	12%	13,355	14%	(419)	(3%)
Total operating expenses	60,924	58%	63,534	65%	(2,610)	(4%)

Operating income	43,278	42%	33,473	35%	9,805	29%

Other income (expense):
Interest income, net	758	1%	1,237	1%	(479)	(39%)
Undrawn credit facility fees	(503)	(1%)	(917)	(1%)	414	(45%)
Other expense, net	(13)	0%	(214)	0%	201	(94%)
Total other income	242	0%	106	0%	136	128%
Income before income taxes	43,520	42%	33,579	35%	9,941	30%
Provision for income taxes	(15,000)	(14%)	(12,560)	(13%)	(2,440)	19%
Net income	$28,520	28%	$21,019	22%	$7,501	36%

Commercial Service Revenue

	Three Months Ended
	March 31, 2016			March 31, 2015			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$42.7	348	$40	$42.8	351	$40	$(0.1)	(3)	$-
Commercial M2M data	15.1	365	14	14.6	334	15	0.5	31	(1)
Total Commercial	$57.8	713		$57.4	685		$0.4	28

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)

Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

For the three months ended March 31, 2016, commercial voice and data revenue decreased slightly primarily due to continued declines in airtime usage, partially offset by increased subscriptions to Iridium push-to-talk, or PTT, which we commercially launched in 2015.

For the three months ended March 31, 2016, commercial M2M data revenue increased primarily due to a 9% increase in commercial M2M data billable subscribers, partially offset by a decline in the related ARPU due to the growth in subscribers using lower data usage plans.

We anticipate continued growth in billable commercial subscribers for the remainder of 2016.

Government Service Revenue

Three Months Ended
	March 31, 2016		March 31, 2015		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$22.0	75	$18.0	63	$4.0	12

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the three months ended March 31, 2016 increased to $22.0 million from $18.0 million in the prior year period as a result of a contractual price increase under the Enhanced Mobile Satellite Services, or EMSS, contract with the U.S. government’s Defense Information Systems Agency. Under this contract, revenue is a fixed monthly amount and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the current EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties.

Subscriber Equipment Revenue

Subscriber equipment revenue increased $1.0 million, or 6%, for the three months ended March 31, 2016 compared to the prior year period. The increase was primarily due to higher unit sales of our Iridium Pilot terminals and Iridium Extreme® PTT handsets which were introduced in late 2015 partially offset by fewer sales of our Iridium M2M devices and L-Band transceivers.

Engineering and Support Service Revenue

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
	(In millions)
Government	$6.1	$4.5	$1.6
Commercial	0.7	0.5	0.2
Total	$6.8	$5.0	$1.8

Engineering and support service revenue increased by $1.8 million for the three months ended March 31, 2016 compared to the prior year period primarily as a result of multiple U.S. Department of Defense contracts entered into in late 2015 to upgrade the Iridium Extreme handset and continue the gateway modernization efforts as we transition to Iridium NEXT capabilities.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased $1.0 million, or 7%, for the three months ended March 31, 2016 from the prior year period primarily due to higher contract activity related to multiple U.S. Department of Defense contracts, partially offset by decreased costs related to network operations and maintenance and product support.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased by $0.2 million, or 2%, for the three months ended March 31, 2016 compared to the prior year period. This decrease is primarily due to decreased manufacturing costs on certain products, partially offset by increased costs on a higher volume of Iridium Extreme PTT handsets and Iridium Pilot terminals.

Research and Development

Research and development expenses decreased by $1.6 million, or 38%, for the three months ended March 31, 2016 compared to the prior year period due to decreased spend on Iridium NEXT projects.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses decreased by $1.5 million, or 7%, for the three months ended March 31, 2016 compared to the prior year period, primarily due to decreases in marketing expenses, reduced corporate administrative costs, and legal fees related to reduced litigation costs.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.4 million, or 3%, for the three months ended March 31, 2016 compared to the prior year period, primarily due to a change in the estimated useful lives of the satellites within our current constellation. In addition to the changes made in prior quarters, we updated our analysis of the current satellites’ remaining useful lives in the first quarter of 2016. Based on the results of the continued refinement of the Iridium NEXT launch schedule and deployment plan, the estimated useful lives of the satellites within our current constellation were extended and are consistent with the expected deployment of Iridium NEXT. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service. We have not lost any satellites in 2016 or 2015.

Other Income (Expense)

Interest Income, net

Interest income, net, decreased by $0.5 million, or 39%, for the three months ended March 31, 2016 compared to the prior year period primarily due to more timely customer collections resulting in lower customer finance charges.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $0.5 million for the three months ended March 31, 2016 compared to $0.9 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Provision for Income Taxes

For the three months ended March 31, 2016, our income tax provision was $15.0 million, compared to $12.6 million for the prior year period.  The change in the income tax provision was primarily related to an increase in our income before income taxes, partially offset by a decrease in our effective tax rate which is primarily related to lower state taxes in the current period compared to the prior period.  If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $28.5 million for the three months ended March 31, 2016, an increase of $7.5 million from the prior year period. This increase in net income was driven by a $7.2 million increase in total revenue which was primarily related to the $4.0 million rate increase on the EMSS contract and a decrease of $2.6 million in total operating expenses as a result of a $1.6 million decrease in research and development. These increases to net income were offset by a $2.4 million increase in the provision for income taxes primarily due to the increase in our income before income taxes.

Liquidity and Capital Resources

As of March 31, 2016, our total cash and cash equivalents balance was $287.2 million, and our marketable securities balance was $124.9 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, interest payments on the Credit Facility, and dividends payable on our Series A Preferred Stock and Series B Preferred Stock.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2017 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under the Credit Facility, together with cash and marketable securities on hand, and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME. We currently use the Credit Facility to pay 85% of each invoice we receive from Thales under our contract for the development and construction of our Iridium NEXT satellites, with the remaining 15% funded from cash, cash equivalents and marketable securities on hand. We also utilize the Credit Facility to fund the COFACE insurance premiums and a portion of the interest under the Credit Facility. Once the Credit Facility is fully drawn, which we expect to occur in late 2016, we expect to pay 100% of each invoice we receive from Thales and all interest on the Credit Facility from cash, cash equivalents and marketable securities on hand, and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME.

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

As of March 31, 2016, we reported $1,460.4 million in borrowings from the credit facility in the accompanying condensed consolidated balance sheet, net of $133.3 million of deferred financing costs, for an aggregate total of $1,593.8 million under the Credit Facility. The unused portion of the Credit Facility as of March 31, 2016 was $206.2 million. Pursuant to the Credit Facility, we maintain a minimum cash reserve for debt repayment. As of March 31, 2016, the minimum required cash reserve balance was $102.0 million, which is classified as restricted cash in the accompanying condensed consolidated balance sheet. The minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

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

Our available cash balance, as defined by the Credit Facility, was $303.7 million as of March 31, 2016. Our debt-to-equity ratio was 0.52 to 1 as of December 31, 2015, the last point at which it was measured. We were in compliance with the operational EBITDA covenant set forth above as of December 31, 2015, the last point at which it was measured.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows fall short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2015, the last point at which it was measured, we had an available cure amount of $3.5 million, although it was not required to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Cash provided by operating activities	$47,019	$51,531	$(4,512)
Cash provided by (used in) investing activities	$2,357	$(59,463)	$61,820
Cash provided by financing activities	$52,068	$14,576	$37,492

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 decreased by $4.5 million from the prior year period. This decrease was principally due to changes in working capital requirements compared to the prior period.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2016 increased by $61.8 million compared to the prior year period primarily due to an $87.6 million increase in net sales of marketable securities, partially offset by a $25.8 million increase in capital expenditures primarily related to Iridium NEXT.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 increased by $37.5 million from the prior year period primarily due to the $49.6 million increase in borrowings under our credit facility in 2016, partially offset by the increase in restricted cash deposits to support the credit facility covenant.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, useful lives of property and equipment, long-lived assets and other intangible assets, inventory, internally developed software, deferred financing costs, asset retirement obligations, income taxes, stock-based compensation, warranty expenses, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.  During the three months ended March 31, 2016, there were no material changes to our critical accounting policies and use of estimates.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements for a full description of recent accounting pronouncements and recently adopted pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the three months ended March 31, 2016, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We had borrowed an aggregate $1,593.8 million under the Credit Facility as of March 31, 2016. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended March 31, 2016, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by approximately $0.3 million for the three months ended March 31, 2016.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. At times we maintain cash and cash equivalent deposit balances in excess of Federal Deposit Insurance Corporation limits, and we may have marketable securities balances in excess of Securities Investment Protection Corporation limits. However, we maintain our cash, cash equivalents and marketable securities with financial institutions with high credit ratings. The majority of our cash is swept nightly into funds that invest in or are collateralized by U.S government-backed securities. We invest in marketable securities consisting of U.S. treasury notes, fixed income debt instruments and commercial paper debt instruments with fixed interest rates and maturity dates within three years of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2015. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of March 31, 2016, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 25, 2016. There have been no material changes from the risk factors described in the annual report.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: April 28, 2016

EXHIBIT INDEX

Exhibit	Description

10.1†

Amendment, dated February 24, 2016, to the COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, as amended and restated on May 2, 2014.

10.2†	Amendment No. 3 to Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, dated as of March 17, 2016.

10.3†	Amendment No. 19 to the Products and Services Agreement No. AIR-12-001 between Aireon LLC and Harris Corporation Government Communications Systems Division, dated as of January 7, 2016.

10.4

Performance Share Program established under the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016.

10.5

Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016.

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on April 28, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i)   Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015;

(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and 2015;

(iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and

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