Form 10-Q
period 2016-06-30
Iridium Communications Inc.
filed 2016-07-28
CIK 1418819

ar

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 25, 2016 was 95,627,682.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$366,981	$185,665
Marketable securities	76,107	203,329
Accounts receivable, net	58,544	51,668
Inventory	22,420	27,926
Prepaid expenses and other current assets	12,846	13,130
Total current assets	536,898	481,718
Property and equipment, net	2,576,426	2,443,567
Restricted cash	102,206	91,112
Other assets	11,447	8,188
Intangible assets, net	46,189	46,589
Total assets	$3,273,166	$3,071,174

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,960	$31,525
Accrued expenses and other current liabilities	31,919	29,402
Interest payable	4,002	3,720
Deferred revenue	37,737	36,967
Total current liabilities	85,618	101,614
Accrued satellite operations and maintenance expense, net
of current portion	13,650	14,182
Credit facility, net	1,519,195	1,388,766
Deferred income tax liabilities, net	326,937	296,832
Deferred revenue, net of current portion	27,633	28,567
Other long-term liabilities	13,702	12,492
Total liabilities	1,986,735	1,842,453

Commitments and contingencies

Stockholders' equity:
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized,
issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 500 shares
authorized, issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 95,624
and 95,126 shares issued and outstanding, respectively	96	95
Additional paid-in capital	1,051,339	1,044,488
Retained earnings	240,857	193,201
Accumulated other comprehensive loss, net of tax	(5,861)	(9,063)
Total stockholders' equity	1,286,431	1,228,721
Total liabilities and stockholders' equity	$3,273,166	$3,071,174

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue:
Services	$83,486	$78,016	$163,309	$153,440
Subscriber equipment	20,362	18,768	37,922	35,308
Engineering and support services	5,347	5,135	12,166	10,178
Total revenue	109,195	101,919	213,397	198,926

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	16,448	14,320	32,351	29,202
Cost of subscriber equipment	11,859	9,281	22,322	19,928
Research and development	4,013	4,422	6,572	8,548
Selling, general and administrative	22,303	18,742	41,366	39,266
Depreciation and amortization	12,843	12,820	25,779	26,175
Total operating expenses	67,466	59,585	128,390	123,119

Operating income	41,729	42,334	85,007	75,807

Other income (expense):
Interest income, net	800	792	1,558	2,029
Undrawn credit facility fees	(368)	(930)	(871)	(1,847)
Other income, net	333	215	320	1
Total other income	765	77	1,007	183
Income before income taxes	42,494	42,411	86,014	75,990
Provision for income taxes	(15,640)	(16,423)	(30,640)	(28,983)
Net income	26,854	25,988	55,374	47,007
Series A Preferred Stock dividends	1,750	1,750	3,500	3,500
Series B Preferred Stock dividends	2,109	2,109	4,218	4,218
Net income attributable to common stockholders	$22,995	$22,129	$47,656	$39,289

Weighted average shares outstanding - basic	95,913	95,064	95,782	94,797
Weighted average shares outstanding - diluted	123,465	123,196	123,227	122,771
Net income attributable to common stockholders per share - basic	$0.24	$0.23	$0.50	$0.41
Net income attributable to common stockholders per share - diluted	$0.22	$0.21	$0.45	$0.38

Comprehensive income:
Net income	$26,854	$25,988	$55,374	$47,007
Foreign currency translation adjustments, net of tax	1,068	22	2,935	(1,379)
Unrealized gain on marketable securities, net of tax	138	27	267	88
Comprehensive income	$28,060	$26,037	$58,576	$45,716

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net cash provided by operating activities	$108,835	$92,714

Cash flows from investing activities:
Capital expenditures	(156,802)	(174,206)
Purchases of marketable securities	(19,414)	(130,977)
Sales and maturities of marketable securities	146,265	113,441
Net cash used in investing activities	(29,951)	(191,742)

Cash flows from financing activities:
Borrowings under the Credit Facility	129,431	101,748
Payment of deferred financing fees	(8,158)	(6,584)
Restricted cash deposits	(11,094)	(2,500)
Proceeds from exercise of stock options	80	2,074
Tax payment upon settlement of stock awards	(586)	(796)
Excess tax benefits from stock-based compensation	-	697
Payment of Series A Preferred Stock dividends	(3,500)	(3,500)
Payment of Series B Preferred Stock dividends	(4,218)	(4,218)
Net cash provided by financing activities	101,955	86,921

Effect of exchange rate changes on cash and cash equivalents	477	(268)

Net increase (decrease) in cash and cash equivalents	181,316	(12,375)
Cash and cash equivalents, beginning of period	185,665	211,249
Cash and cash equivalents, end of period	$366,981	$198,874

Supplemental cash flow information:
Interest paid	$10,985	$8,911
Income taxes paid, net	$735	$1,140

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$5,388	$24,803
Interest capitalized but not paid	$13,314	$10,897
Capitalized amortization of deferred financing costs	$9,156	$10,523
Capitalized paid-in-kind interest	$25,136	$20,282
Capitalized stock-based compensation	$1,304	$623

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292
Dividends accrued on Series B Preferred Stock	$352	$352

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

2. Significant Accounting Policies

Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not affected by the amendment.  Effective January 1, 2016, the Company applied the new guidance retrospectively to all prior periods presented in the accompanying financial statements. The adoption had no effect on the Company’s condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flows for each of the three and six months ended June 30, 2016 and 2015.  The implementation of this accounting standard resulted in a reduction of $132.1 million and $133.1 million in the deferred financing costs asset and in the credit facility as of June 30, 2016 and December 31, 2015, respectively, as shown below.

	June 30, 2016	December 31, 2015
	(in thousands)
Credit facility	$1,651,253	$1,521,822
Deferred financing costs	(132,058)	(133,056)
Credit facility, net	$1,519,195	$1,388,766

Recent Accounting Developments

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, Improvements to Employee Share-Based Payment Accounting.  The amendment addresses multiple changes.  The amendment requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company will be required to make the disclosures about a change in accounting principle, but will not have to quantify the income statement effect of the change in the period of adoption. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the effect ASU 2016-09 may have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The amendment requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting.  This ASU is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted and reporting organizations are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the effect ASU 2016-02 may have on its condensed consolidated financial statements and related disclosures.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers, that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The amendment requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 for public entities to be effective for annual and interim periods beginning after December 15, 2017. Early adoption would be permitted no earlier than the original effective date beginning after December 15, 2016. ASU 2014-09 becomes effective for the Company in the first quarter of fiscal 2018. The Company has not yet selected a transition method and is currently evaluating the effect ASU 2014-09 may have on its condensed consolidated financial statements and related disclosures.

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income. Changes in the warranty reserve during the six months ended June 30, 2016 were as follows:

Six Months Ended
June 30, 2016
(in thousands)
Balance at beginning of the period	$3,320
Provision	664
Utilization	(725)
Balance at end of the period	$3,259

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

Depreciation and Amortization

The Company calculates depreciation expense using the straight line method and evaluates the appropriateness of the useful life used on a quarterly basis or as events occur that require additional assessment. In addition to the changes made in prior quarters, in the second quarter of 2016, the Company updated its estimate of the current satellites’ remaining useful lives based on the continued refinement of the launch schedule and deployment plan for the Company’s next-generation satellite constellation (“Iridium NEXT”). As a result, the estimated useful lives of the satellites within the current constellation have been extended and are consistent with the expected deployment of Iridium NEXT. The $0.4 million decrease in depreciation expense for the six months ended June 30, 2016 compared to the prior year is primarily related to the refinement in the estimated useful lives, offset by the impairment of two lost satellites, described below. The change in estimate will also have an effect on future periods through the deployment of Iridium NEXT. The Company will continue to evaluate the useful lives of its current satellites on an ongoing basis through the full deployment of Iridium NEXT as the satellites are placed into service.

During the three months ended June 30, 2016, two of the Company’s in-orbit satellites ceased operations.  As a result, an impairment charge of $0.3 million was recorded within depreciation expense during the three and six months ended June 30, 2016, respectively. The Company did not have an in-orbit spare satellite available in the respective orbital plane to replace the two satellites. No similar satellite loss occurred during 2015.  The Company does not believe the loss of these satellites in 2016 is an indicator of impairment of the remaining individual satellites or the constellation as of June 30, 2016.

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

	June 30,	December 31,	Recurring Fair
	2016	2015	Value Measurement
	(in thousands)

Cash and cash equivalents:
Cash	$136,660	$67,005
Money market funds	230,321	118,660	Level 1
Total cash and cash equivalents	$366,981	$185,665

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”) (see Note 4). As of June 30, 2016 and December 31, 2015, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $102.2 million and $91.1 million, respectively.

Marketable Securities

Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets in the accompanying condensed consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the three and six months ended June 30, 2016 and 2015. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that the decline in fair value of its investments is temporary at June 30, 2016 as the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

The following tables summarize the Company’s marketable securities:

	As of June 30, 2016
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$61,616	$78	$(14)	$61,680	Level 2
U.S. treasury notes	14,389	38	-	14,427	Level 2
Total marketable securities	$76,005	$116	$(14)	$76,107

	As of December 31, 2015
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$181,636	$4	$(200)	$181,440	Level 2
Commercial paper	9,821	-	(1)	9,820	Level 2
U.S. treasury notes	12,079	-	(10)	12,069	Level 2
Total marketable securities	$203,536	$4	$(211)	$203,329

The following table presents the contractual maturities of the Company’s marketable securities:

	As of June 30, 2016		As of December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Mature within one year	$53,293	$53,324	$169,728	$169,619
Mature after one year and within three years	22,712	22,783	33,808	33,710
Total	$76,005	$76,107	$203,536	$203,329

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend into the first quarter of 2018. As of June 30, 2016, the Company had made aggregate payments of $1,646.4 million to Thales, of which $1,399.5 million were from borrowings under the Credit Facility, and which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The Company currently uses the Credit Facility to pay 85% of each invoice received from Thales under the FSD, with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, the Company expects to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIMESM.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches and a reflight option in the event of a launch failure is $468.1 million. As of June 30, 2016, the Company had made aggregate payments of $316.9 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. In addition, the Company made a $3.0 million refundable deposit to SpaceX in the first quarter of 2014 for the reservation of additional future launches, which is not included in the total contract price.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). In June 2013, the Company exercised an option for one launch to carry two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of June 30, 2016, the Company had made aggregate payments of $36.8 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. In June 2015, the Company agreed with Kosmotras to replace the remaining options with a new set of options to purchase up to six dedicated launches.

Credit Facility

In October 2010, the Company entered into a $1.8 billion credit facility with a syndicate of bank lenders, which was amended and restated in May 2014 (as further amended to date, the “Credit Facility”). As of June 30, 2016, the Company reported $1,519.2 million in borrowings from the credit facility in the accompanying condensed consolidated balance sheet, net of $132.1 million of deferred financing costs, for an aggregate total of $1,651.3 million in borrowings. The unused portion of the Credit Facility as of June 30, 2016 was $148.7 million. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for debt repayment. As of June 30, 2016, the minimum required cash reserve balance was $102.0 million, which is classified as restricted cash in the accompanying condensed consolidated balance sheet. The minimum cash reserve requirement will increase over the term of the Credit Facility to $189.0 million in 2017.

Interest costs incurred under the Credit Facility were $19.0 million and $37.2 million for the three and six months ended June 30, 2016, respectively, and $15.6 million and $30.5 million for the three and six months ended June 30, 2015, respectively.  All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. The Company pays interest on a semi-annual basis in April and October through a combination of a cash payment and a deemed additional loan.

	Six Months Ended
	June 30, 2016
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$3,720	$8,514	$12,234
Interest incurred	11,267	25,934	37,201
Interest payments	(10,985)	(25,136)	(36,121)
Ending interest payable	$4,002	$9,312	$13,314

	Six Months Ended
	June 30, 2015
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$2,936	$6,653	$9,589
Interest incurred	9,301	21,200	30,501
Interest payments	(8,911)	(20,282)	(29,193)
Ending interest payable	$3,326	$7,571	$10,897

The Company is obligated to pay a cash commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. In April 2016, the Company paid $1.2 million as a semi-annual installment of the commitment fee. The commitment fee payable on the undrawn portion of the Credit Facility as of June 30, 2016 was $0.4 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

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

In May 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. Members of the Company’s board of directors received a portion of their annual compensation in the form of equity awards under the 2015 Plan. An aggregate amount of approximately 126,000 RSUs were granted in January 2016, which will vest in full on the first anniversary of the grant date. The estimated aggregate grant date fair value of the RSUs granted to the directors in January 2016 was $1.0 million. In January 2015, an aggregate amount of approximately 103,000 stock options and 62,000 RSUs were granted to the board of directors, with 25% vesting on the last day of each calendar quarter in 2015. The estimated aggregate grant date fair value of the stock options and RSUs granted to the directors in January 2015 were $0.4 million and $0.6 million, respectively.

During the six months ended June 30, 2016 and 2015, the Company granted approximately 214,000 and 637,000 stock options, respectively, to its employees, with an estimated aggregate grant date fair value of $0.7 million and $2.6 million, respectively. Additionally, during the six months ended June 30, 2016 and 2015, the Company granted 564,000 and 596,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $4.0 million and $5.6 million, respectively. Employee stock options and service-based RSUs generally vest over a four-year service period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter.

In March 2016, the Company awarded approximately 1,335,000 performance-based RSUs to the Company’s executives and employees (the “Bonus RSUs”). The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Vesting of the March 2016 Bonus RSUs is dependent upon the Company’s achievement of defined performance goals for the 2016 fiscal year. Management believes it is probable that certain RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s Board of Directors and, if such goals are achieved, the March 2016 Bonus RSUs will vest, subject to continued employment, in March 2017. The estimated aggregate grant date fair value of the March 2016 Bonus RSUs was $9.4 million.

Additionally, in March 2016 and March 2015, the Company awarded approximately 119,000 and 161,000 performance-based RSUs, respectively, to the Company’s executives (the “March Performance RSUs”).  Vesting of the 2016 and 2015 March Performance RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period (fiscal years 2016 and 2017 for the March Performance RSUs granted in 2016 and fiscal years 2015 and 2106 for the March Performance RSUs granted in 2015). Management believes it is probable that certain RSUs will vest. The number of March Performance RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the March Performance RSUs will vest in March of the second year after grant and the remaining 50% will vest in March of the third year after grant, in each case subject to the executive’s continued service as of the vesting date. The estimated aggregate grant date fair value of the March Performance RSUs was $0.8 million for the 2016 grants and $1.5 million for the 2015 grants.

In June 2016 and June 2015, the Company granted approximately 35,000 RSUs and 30,000 stock options, respectively, to non-employee consultants. The RSUs and stock options are generally subject to service-based vesting. The RSUs vest 50% in June 2017 and quarterly thereafter through June 2018. The stock options vest quarterly through June 2017. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the six months ended June 30, 2016 was $0.3 million. The fair value of the consultant options is the then-current fair value attributable to the vesting portions of the awards, calculated using the Black-Scholes option pricing model. The estimated aggregate grant date fair value of the stock options granted to non-employee consultants during the six months ended June 30, 2015 was $0.2 million.

6. Equity Transactions and Instruments

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of June 30, 2016.

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

During each of the three and six months ended June 30, 2016 and 2015, the Company paid cash dividends of $1.8 million and $3.5 million, respectively, to holders of the Series A Preferred Stock. As of June 30, 2016 and December 31, 2015, the Company had

accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

During each of the three and six months ended June 30, 2016 and 2015, the Company paid cash dividends of $2.1 million and $4.2 million, respectively, to holders of the Series B Preferred Stock. As of June 30, 2016 and December 31, 2015, the Company had accrued $0.4 million in cash dividends for the holders of the Series B Preferred Stock, which is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

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

7. Net Income Per Share

The Company calculates basic net income per share by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options, is computed using the treasury stock method. The effect of potential dilutive common shares from the conversion of outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. The RSUs granted to members of the Company’s board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The calculation of basic and diluted net income per share excludes net income attributable to the unvested RSUs from the numerator and excludes the impact of unvested RSUs from the denominator.

The computations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,
	2016	2015
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders (numerator for basic net income per share)	$22,995	$22,129
Dividends on Series A Preferred Stock	1,750	1,750
Dividends on Series B Preferred Stock	2,109	2,109
Numerator for diluted net income per share	$26,854	$25,988

Denominator:

Denominator for basic net income per share - weighted average outstanding common shares	95,913	95,064
Dilutive effect of stock options	222	786
Dilutive effect of contingently issuable shares	-	16
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,728	16,728
Denominator for diluted net income per share	123,465	123,196

Net income per share attributable to common stockholders - basic	$0.24	$0.23
Net income per share attributable to common stockholders - diluted	$0.22	$0.21

For the three months ended June 30, 2016, options to purchase 4.1 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended June 30, 2016, 1.5 million unvested non-performance-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 1.7 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

For the three months ended June 30, 2015, 1.5 million unvested non-performance based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.4 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

	Six Months Ended June 30,
	2016	2015
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders (numerator for basic net income per share)	$47,656	$39,289
Dividends on Series A Preferred Stock	3,500	3,500
Dividends on Series B Preferred Stock	4,218	4,218
Numerator for diluted net income per share	$55,374	$47,007

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	95,782	94,797
Dilutive effect of stock options	112	621
Dilutive effect of contingently issuable shares	3	23
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,728	16,728
Denominator for diluted net income per share	123,227	122,771

Net income per share attributable to common stockholders - basic	$0.50	$0.41
Net income per share attributable to common stockholders - diluted	$0.45	$0.38

For the six months ended June 30, 2016, options to purchase 4.4 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the six months ended June 30, 2016, 1.4 million unvested non-performance-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 1.3 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria has not been satisfied.

For the six months ended June 30, 2015, 1.4 million unvested non-performance-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.5 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

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

At June 30, 2016, we had approximately 823,000 billable subscribers worldwide, representing an increase of 7% from approximately 766,000 billable subscribers at June 30, 2015. We have a diverse customer base, with end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

We expect to begin launching our new satellite constellation, Iridium NEXT, in September 2016. Iridium NEXT will maintain the architecture of our current constellation, with 66 in-orbit satellites, as well as in-orbit and ground spares. We have contracted with Thales Alenia Space France, or Thales, to construct the Iridium NEXT satellites, which are designed to be compatible with our current constellation and current end-user equipment, so that as the Iridium NEXT satellites are launched, they will replace satellites in the current constellation without affecting the service to our end users. We plan to deploy 70 satellites on seven Falcon 9 rockets launched by Space Exploration Technologies Corporation, or SpaceX. We have also contracted to deploy two satellites on a Dnepr rocket launched by International Space Company Kosmotras, or Kosmotras. Kosmotras has been unable to obtain permission to launch our satellites to date, and we are exploring other options to launch additional satellites. We expect to complete the launch of the Iridium NEXT operational satellites in 2017. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through the beginning of 2018 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion credit facility, or the Credit Facility, together with cash on hand and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIMESM.

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

Recent Developments

Iridium NEXT

As described above, we expect to begin launching our new satellite constellation, Iridium NEXT, in September 2016. Iridium NEXT satellites are under various stages of construction at the assembly, integration and test facility; our ground infrastructure upgrades are complete, and our Satellite Network Operations Center is ready to support Iridium NEXT. All hardware components have been qualified for use in space and the platform software is nearly complete. We expect to ship the ten satellites for the first launch to Vandenberg Air Force Base in August.

As a result of the refinement of the Iridium NEXT launch schedule during the second quarter of 2016, we updated the estimated useful lives of the current satellites and extended the lives to be consistent with the expected deployment of Iridium NEXT. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

The Credit Facility requires us to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. We are in the process of placing this insurance. The Credit Facility requires us to obtain, at least three months prior to each of the first two launches on the Falcon 9 rocket and our launch on the Dnepr rocket, insurance covering such launch and the first 12 months of operation of the Iridium NEXT satellites on such launch, and we have obtained such insurance. In addition, at least three months prior to the third SpaceX launch, we are required to obtain insurance covering the final five SpaceX launches and the first 12 months of operation of the Iridium NEXT satellites launched on such launches.

We expect to use our spare satellites and a prepaid relaunch right with SpaceX to self-insure a portion of our launch and in-orbit risks, as permitted under the Credit Facility. While we believe this will enable us to obtain insurance at a substantially lower cost than would be possible without the spares and relaunch right, if we use our spares to replace lost satellites, we will likely choose to purchase additional satellites to maintain a backup supply of spares. The cost of such additional spares is not included in the $3 billion estimated cost for the design, build and launch of Iridium NEXT and related infrastructure upgrades through the beginning of 2018.

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
•

reliance on single-source suppliers for the manufacture of most of our subscriber equipment and for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events; and

•

reliance on a few significant customers, particularly agencies of the U.S. government, for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue, and risk of collectability of accounts receivable is more concentrated.

Comparison of Our Results of Operations for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
		% of Total		% of Total	Change
($ in thousands)	2016	Revenue	2015	Revenue	Dollars	Percent
Revenue:
Services	$83,486	76%	$78,016	77%	$5,470	7%
Subscriber equipment	20,362	19%	18,768	18%	1,594	8%
Engineering and support services	5,347	5%	5,135	5%	212	4%
Total revenue	109,195	100%	101,919	100%	7,276	7%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	16,448	15%	14,320	14%	2,128	15%
Cost of subscriber equipment	11,859	11%	9,281	9%	2,578	28%
Research and development	4,013	4%	4,422	4%	(409)	(9%)
Selling, general and administrative	22,303	20%	18,742	18%	3,561	19%
Depreciation and amortization	12,843	12%	12,820	13%	23	0%
Total operating expenses	67,466	62%	59,585	58%	7,881	13%

Operating income	41,729	38%	42,334	42%	(605)	(1%)

Other income (expense):
Interest income, net	800	1%	792	1%	8	1%
Undrawn credit facility fees	(368)	0%	(930)	(1%)	562	(60%)
Other income, net	333	0%	215	0%	118	55%
Total other income	765	1%	77	0%	688	894%
Income before income taxes	42,494	39%	42,411	42%	83	0%
Provision for income taxes	(15,640)	(14%)	(16,423)	(16%)	783	(5%)
Net income	$26,854	25%	$25,988	26%	$866	3%

Commercial Service Revenue

	Three Months Ended
	June 30, 2016			June 30, 2015			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$45.0	359	$41	$44.6	359	$41	$0.4	-	$-
Commercial M2M data	16.5	384	15	15.4	342	15	1.1	42	-
Total Commercial	$61.5	743		$60.0	701		$1.5	42

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)

Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period. ARPU excludes revenue from our non-subscriber satellite, timing, and location service revenue that was launched in the second quarter of 2016.

For the three months ended June 30, 2016, commercial voice and data revenue increased slightly primarily due to increases in Iridium OpenPort® services and Iridium push-to-talk, or PTT, services, largely offset by continued declines in handset airtime usage.

For the three months ended June 30, 2016, commercial M2M data revenue increased primarily due to a 12% increase in commercial M2M data billable subscribers.

We anticipate continued growth in billable commercial subscribers for the remainder of 2016.

Government Service Revenue

Three Months Ended
	June 30, 2016		June 30, 2015		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$22.0	80	$18.0	65	$4.0	15

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the three months ended June 30, 2016 increased to $22.0 million from $18.0 million in the prior year period as a result of a contractual price increase under the Enhanced Mobile Satellite Services, or EMSS, contract with the U.S. government’s Defense Information Systems Agency. Under this contract, revenue is a fixed monthly amount and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the current EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties.

Subscriber Equipment Revenue

Subscriber equipment revenue increased $1.6 million, or 8%, for the three months ended June 30, 2016 compared to the prior year period. The increase was primarily due to higher unit sales of our Iridium Pilot® terminals and Iridium M2M devices.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased $2.1 million, or 15%, for the three months ended June 30, 2016 from the prior year period primarily due to the higher cost of delivering engineering and support services in the second quarter of 2016 than we experienced in the second quarter of 2015.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment increased by $2.6 million, or 28%, for the three months ended June 30, 2016 compared to the prior year period. This increase is primarily due to a decline in the warranty provision for our Iridium Pilot terminal during the three months ended June 30, 2015, that did not recur in the three months ended June 30, 2016 and increased costs on a higher volume of Iridium Pilot terminals, M2M devices, and certain handsets. These increases were partially offset by decreased manufacturing costs on certain products.

Research and Development

Research and development expenses decreased by $0.4 million, or 9%, for the three months ended June 30, 2016 compared to the prior year period due to decreased spend on Iridium NEXT projects.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $3.6 million, or 19%, for the three months ended June 30, 2016 compared to the prior year period, primarily due to increases in employee-related expenses and professional fees, partially offset by the completion of our supplier transition effort in 2015.

Other Income (Expense)

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $0.4 million for the three months ended June 30, 2016 compared to $0.9 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Provision for Income Taxes

For the three months ended June 30, 2016, our income tax provision was $15.6 million, compared to $16.4 million for the prior year period.  The change in the income tax provision was primarily related to a decrease in our state income taxes compared to the prior period. The decrease in our effective tax rate is primarily related to deferred tax liabilities originating in 2016 largely related to depreciation of satellites that will be placed in service during the tax year being tax effected at a lower rate, resulting in a net benefit.  If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $26.9 million for the three months ended June 30, 2016, an increase of $0.9 million from the prior year period. This increase in net income was driven by a $7.3 million increase in total revenue, which was primarily the result of the $4.0 million revenue increase from the EMSS contract, as well as a $0.8 million benefit from the provision for income taxes and a $0.6 million decrease in undrawn credit facility fees.  These increases in income were partially offset by the $7.9 million increase in total operating expenses.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
		% of Total		% of Total	Change
($ in thousands)	2016	Revenue	2015	Revenue	Dollars	Percent
Revenue:
Services	$163,309	77%	$153,440	77%	$9,869	6%
Subscriber equipment	37,922	17%	35,308	18%	2,614	7%
Engineering and support services	12,166	6%	10,178	5%	1,988	20%
Total revenue	213,397	100%	198,926	100%	14,471	7%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	32,351	15%	29,202	15%	3,149	11%
Cost of subscriber equipment	22,322	10%	19,928	10%	2,394	12%
Research and development	6,572	3%	8,548	4%	(1,976)	(23%)
Selling, general and administrative	41,366	20%	39,266	20%	2,100	5%
Depreciation and amortization	25,779	12%	26,175	13%	(396)	(2%)
Total operating expenses	128,390	60%	123,119	62%	5,271	4%

Operating income	85,007	40%	75,807	38%	9,200	12%

Other income (expense):
Interest income, net	1,558	1%	2,029	1%	(471)	(23%)
Undrawn credit facility fees	(871)	0%	(1,847)	(1%)	976	(53%)
Other income, net	320	0%	1	0%	319	31,900%
Total other income	1,007	1%	183	0%	824	450%
Income before income taxes	86,014	41%	75,990	38%	10,024	13%
Provision for income taxes	(30,640)	(14%)	(28,983)	(15%)	(1,657)	6%
Net income	$55,374	27%	$47,007	23%	$8,367	18%

Commercial Service Revenue

	Six Months Ended
	June 30, 2016			June 30, 2015			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$87.8	359	$40	$87.4	359	$41	$0.4	-	$(1)
Commercial M2M data	31.5	384	14	30.0	342	15	1.5	42	(1)
Total Commercial	$119.3	743		$117.4	701		$1.9	42

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)

Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period. ARPU excludes revenue from our non-subscriber satellite, timing, and location service revenue that was launched in the second quarter of 2016.

For the six months ended June 30, 2016, commercial voice and data revenue increased slightly primarily due to increases in revenue from Iridium OpenPort services, PTT services and other services, largely offset by lower handset airtime usage.

For the six months ended June 30, 2016, commercial M2M data revenue increased primarily due to a 12% increase in commercial M2M data billable subscribers.

We anticipate continued growth in billable commercial subscribers for the remainder of 2016.

Government Service Revenue

Six Months Ended
	June 30, 2016		June 30, 2015		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$44.0	80	$36.0	65	$8.0	15

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the six months ended June 30, 2016 increased $8.0 million as a result of a contractual price increase under the EMSS contract as described above.

Subscriber Equipment Revenue

Subscriber equipment revenue increased $2.6 million, or 7%, for the six months ended June 30, 2016 compared to the prior year period. The increase was primarily due to higher unit sales of our Iridium Pilot terminals and handsets, partially offset by fewer sales of our Iridium M2M devices and L-Band transceivers.

Engineering and Support Service Revenue

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
	(In millions)
Government	$11.0	$9.6	$1.4
Commercial	1.2	0.6	0.6
Total	$12.2	$10.2	$2.0

Engineering and support service revenue increased by $2.0 million, or 20%, for the six months ended June 30, 2016 compared to the prior year period primarily as a result of multiple U.S. Department of Defense contracts entered into in late 2015 to upgrade the Iridium Extreme® handset and continue the gateway modernization efforts as we transition to Iridium NEXT capabilities.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) increased $3.1 million, or 11%, for the six months ended June 30, 2016 from the prior year period primarily due to the higher cost of delivering engineering and support services in the first half of 2016 compared to the first half of 2015.

Cost of Subscriber Equipment

Cost of subscriber equipment increased by $2.4 million, or 12%, for the six months ended June 30, 2016 compared to the prior year period. This increase is primarily due to a decline in the warranty provision for our Iridium OpenPort terminal during the six months ended June 30, 2015, that did not recur in the six months ended June 30, 2016 and increased costs on a higher volume of Iridium Pilot terminals, partially offset by decreased manufacturing costs on certain products.

Research and Development

Research and development expenses decreased by $2.0 million, or 23%, for the six months ended June 30, 2016 compared to the prior year period due to decreased spend on Iridium NEXT projects.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.1 million, or 5%, for the six months ended June 30, 2016 compared to the prior year period, primarily due to increases in employee-related expenses and professional fees, partially offset by the completion of our supplier transition effort in 2015 and decreases in marketing expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.4 million, or 2%, for the six months ended June 30, 2016 compared to the prior year period, primarily due to a change in the estimated useful lives of the satellites within our current constellation, partially offset by impairment charges that we recorded during the second quarter of 2016 as a result of two satellites having ceased operations. We updated our analysis of the current satellites’ remaining useful lives in the second quarter of 2016.  We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

Other Income (Expense)

Interest Income, net

Interest income, net, decreased by $0.5 million, or 23%, for the six months ended June 30, 2016 compared to the prior year period primarily due to more timely customer collections resulting in lower customer finance charges.

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $0.9 million for the six months ended June 30, 2016 compared to $1.8 million for the prior year period. The decrease of the commitment fee is directly proportional to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Provision for Income Taxes

For the six months ended June 30, 2016, our income tax provision was $30.6 million, compared to $29.0 million for the prior year period.  The change in the income tax provision is primarily related to an increase in our income before income taxes partially offset by a decrease in our state income taxes compared to the prior period. The decrease in our effective tax rate is primarily related to deferred tax liabilities originating in 2016 largely related to depreciation of satellites that will be placed in service during the tax year being tax effected at a lower rate, resulting in a net benefit.  If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $55.4 million for the six months ended June 30, 2016, an increase of $8.4 million from the prior year period. This increase in net income was driven by a $14.5 million increase in total revenue, which was primarily related to the $8.0 million revenue increase from the EMSS contract, as well as a $1.0 million decrease in undrawn credit facility fees. These increases in income were partially offset by an increase of $5.3 million in total operating expenses and a $1.7 million increase in the provision for income taxes.

Liquidity and Capital Resources

As of June 30, 2016, our total cash and cash equivalents balance was $367.0 million, and our marketable securities balance was $76.1 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, interest payments on the Credit Facility, and dividend payments on our Series A Preferred Stock and Series B Preferred Stock.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through the beginning of 2018 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under the Credit Facility, together with cash and marketable securities on hand, and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME.

While the contracted cash flows from our primary hosted payload customer, Aireon, are interest-bearing if not paid on time, there is a potential for delayed receipt of those hosted payload payments. Aireon is working to secure contracts with ANSPs, including the FAA, for the sale of Aireon’s space-based ADS-B services. Aireon is currently seeking to raise the capital it will need to fund our hosted payload payments. Its ability to do so in the previously anticipated timeframe may be adversely affected by delays in its sales efforts to these ANSPs. If Aireon is unable to make its hosting payments to us in that timeframe, or if it is only able to partially pay us amounts owed, we will need to adjust our funding plan. For example, we are in discussions with our Credit Facility lenders to delay or reduce our payment obligations to fund the cash reserve account for debt repayment, or DSRA. We are also in negotiations with Thales to delay some of the construction milestone payments that we otherwise anticipate making in 2017 under our full scale development contract, or FSD, with Thales. We may also consider, or be required to adopt in connection with concessions from our lenders, other cash preservation measures, such as temporary suspension of dividend payments on our Series A Preferred Stock and Series B Preferred Stock. If we are successful in these negotiations, these adjustments to our funding plan, including the cash preservation measures, would allow us to avoid any liquidity shortfall through at least 2017 in the event Aireon is unable to make its hosting payments to us during that timeframe. We do not expect to raise capital as part of any such adjustment to our funding plan.

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

Holders of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $7.00 and $16.875 per share, respectively. Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. For each full quarter that the Series A Preferred Stock or Series B Preferred Stock, as applicable, is outstanding, and assuming that no shares have been converted into common stock, we are required to pay cash dividends of $1.75 million and $2.1 million, respectively, per quarter. We expect that we will satisfy dividend requirements, if and when declared, from internally generated cash flows.

As of June 30, 2016, we reported $1,519.2 million in borrowings under the Credit Facility in our condensed consolidated balance sheet, net of $132.1 million of deferred financing costs, for an aggregate balance of $1,651.3 million outstanding under the Credit Facility. The unused portion of the Credit Facility as of June 30, 2016 was $148.7 million. Pursuant to the Credit Facility, we maintain the DSRA. As of June 30, 2016, the DSRA balance was $102.1 million, which is classified as restricted cash in our condensed consolidated balance sheet. The DSRA requirement will increase over the term of the Credit Facility to $189.0 million in 2017. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

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

Our available cash balance, as defined by the Credit Facility, was $384.7 million as of June 30, 2016. Our debt-to-equity ratio was 0.50 to 1 as of June 30, 2016, the last point at which it was measured. We were also in compliance with the operational EBITDA and hosted payload cash flow covenants set forth above as of June 30, 2016, the last point at which they were measured, and with the capital expenditure covenant as of December 31, 2015, the last point at which it was measured.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows fall short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of June 30, 2016, the last point at which it was measured, we had no available cure amount, although it was not necessary for us to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months, provided we receive the contractual hosting payment from Aireon or are successful in adjusting our funding plan, as discussed above.

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Cash provided by operating activities	$108,835	$92,714	$16,121
Cash used in investing activities	$(29,951)	$(191,742)	$161,791
Cash provided by financing activities	$101,955	$86,921	$15,034

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 increased by $16.1 million from the prior year period. This increase was principally due to the $8.0 million revenue increase from the EMSS contract and the intentional increase in certain product inventory in June 2015, as we transitioned contract manufacturers through the end of 2015.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 decreased by $161.8 million compared to the prior year period primarily due to an $144.4 million increase in net sales of marketable securities and a $17.4 million decrease in capital expenditures primarily related to Iridium NEXT.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 increased by $15.0 million from the prior year period primarily due to the $27.7 million increase in borrowings under our credit facility in 2016, partially offset by the increase in restricted cash deposits to support the credit facility covenant.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K, that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

Seasonality

Our results of operations have been subject to seasonal usage changes for commercial customers, and we expect that our results will be affected by similar seasonality effects in the future. March through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. Commercial M2M revenue has been less subject to seasonal usage changes, and revenue from our fixed-price U.S. government contract is not subject to seasonal fluctuations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, useful lives of property and equipment, long-lived assets and other intangible assets, inventory, internally developed software, deferred financing costs, asset retirement obligations, income taxes, stock-based compensation, warranty expenses, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.  During the three months ended June 30, 2016, there were no material changes to our critical accounting policies and use of estimates.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements for a full description of recent accounting pronouncements and recently adopted pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the three months ended June 30, 2016, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We had borrowed an aggregate $1,651.3 million under the Credit Facility as of June 30, 2016. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended June 30, 2016, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by approximately $0.3 million for the three months ended June 30, 2016.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. At times we maintain cash and cash equivalent deposit balances in excess of Federal Deposit Insurance Corporation limits, and we may have marketable securities balances in excess of Securities Investment Protection Corporation limits. However, we maintain our cash, cash equivalents and marketable securities with financial institutions with high credit ratings. The majority of our cash is swept nightly into funds that invest in or are collateralized by U.S. government-backed securities. We invest in marketable securities consisting of U.S. treasury notes, fixed income debt instruments and commercial paper debt instruments with fixed interest rates and maturity dates within three years of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2015. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of June 30, 2016, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: July 28, 2016

EXHIBIT INDEX

Exhibit	Description

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on July 28, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i)   Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015;

(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and 2015;

(iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and

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