Form 10-Q
period 2016-09-30
Iridium Communications Inc.
filed 2016-10-27
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 24, 2016 was 95,771,083.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$374,006	$185,665
Marketable securities	52,368	203,329
Accounts receivable, net	61,608	51,668
Inventory	21,419	27,926
Prepaid expenses and other current assets	21,798	13,130
Total current assets	531,199	481,718
Property and equipment, net	2,696,208	2,443,567
Restricted cash	113,101	91,112
Other assets	11,720	8,188
Intangible assets, net	45,992	46,589
Total assets	$3,398,220	$3,071,174

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$37,661	$31,525
Accrued expenses and other current liabilities	29,391	29,402
Interest payable	9,954	3,720
Deferred revenue	37,682	36,967
Total current liabilities	114,688	101,614
Accrued satellite operations and maintenance expense, net
of current portion	13,401	14,182
Credit facility, net	1,546,777	1,388,766
Deferred income tax liabilities, net	344,676	296,832
Deferred revenue, net of current portion	32,254	28,567
Other long-term liabilities	27,540	12,492
Total liabilities	2,079,336	1,842,453

Commitments and contingencies

Stockholders' equity:
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized,
issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 500 shares
authorized, issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 95,763
and 95,126 shares issued and outstanding, respectively	96	95
Additional paid-in capital	1,055,982	1,044,488
Retained earnings	268,553	193,201
Accumulated other comprehensive loss, net of tax	(5,747)	(9,063)
Total stockholders' equity	1,318,884	1,228,721
Total liabilities and stockholders' equity	$3,398,220	$3,071,174

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue:
Services	$87,316	$81,200	$250,625	$234,640
Subscriber equipment	19,900	21,180	57,822	56,488
Engineering and support services	5,578	3,654	17,744	13,832
Total revenue	112,794	106,034	326,191	304,960

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	15,936	13,990	48,287	43,192
Cost of subscriber equipment	11,476	11,559	33,798	31,487
Research and development	5,038	3,480	11,610	12,028
Selling, general and administrative	18,767	17,534	60,133	56,800
Depreciation and amortization	11,809	12,932	37,588	39,107
Total operating expenses	63,026	59,495	191,416	182,614

Operating income	49,768	46,539	134,775	122,346

Other income (expense):
Interest income, net	700	263	2,258	2,292
Undrawn credit facility fees	(305)	(774)	(1,176)	(2,621)
Other income (expense), net	39	(112)	359	(111)
Total other income (expense), net	434	(623)	1,441	(440)
Income before income taxes	50,202	45,916	136,216	121,906
Provision for income taxes	(18,647)	(16,369)	(49,287)	(45,352)
Net income	31,555	29,547	86,929	76,554
Series A Preferred Stock dividends	1,750	1,750	5,250	5,250
Series B Preferred Stock dividends	2,109	2,109	6,327	6,327
Net income attributable to common stockholders	$27,696	$25,688	$75,352	$64,977

Weighted average shares outstanding - basic	96,067	95,317	95,890	94,972
Weighted average shares outstanding - diluted	123,690	122,696	123,408	122,655
Net income attributable to common stockholders per share - basic	$0.29	$0.27	$0.79	$0.68
Net income attributable to common stockholders per share - diluted	$0.26	$0.24	$0.70	$0.62

Comprehensive income:
Net income	$31,555	$29,547	$86,929	$76,554
Foreign currency translation adjustments, net of tax	222	(2,797)	3,157	(4,176)
Unrealized gain (loss) on marketable securities, net of tax	(108)	(160)	159	(72)
Comprehensive income	$31,669	$26,590	$90,245	$72,306

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net cash provided by operating activities	$164,559	$162,938

Cash flows from investing activities:
Capital expenditures	(231,791)	(251,797)
Purchases of marketable securities	(19,865)	(173,712)
Sales and maturities of marketable securities	170,290	212,178
Net cash used in investing activities	(81,366)	(213,331)

Cash flows from financing activities:
Borrowings under the Credit Facility	148,050	152,637
Payment of deferred financing fees	(9,608)	(9,832)
Restricted cash deposits	(21,989)	(2,527)
Proceeds from exercise of stock options	390	2,074
Tax payment upon settlement of stock awards	(606)	(829)
Excess tax benefits from stock-based compensation	-	742
Payment of Series A Preferred Stock dividends	(5,250)	(5,250)
Payment of Series B Preferred Stock dividends	(6,327)	(6,327)
Net cash provided by financing activities	104,660	130,688

Effect of exchange rate changes on cash and cash equivalents	488	(862)

Net increase in cash and cash equivalents	188,341	79,433
Cash and cash equivalents, beginning of period	185,665	211,249
Cash and cash equivalents, end of period	$374,006	$290,682

Supplemental cash flow information:
Interest paid	$10,985	$8,911
Income taxes paid, net	$1,002	$1,819

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$31,018	$30,818
Interest capitalized but not paid	$33,110	$27,640
Capitalized amortization of deferred financing costs	$19,569	$13,752
Capitalized paid-in-kind interest	$25,136	$20,282
Capitalized stock-based compensation	$1,926	$623

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292
Dividends accrued on Series B Preferred Stock	$352	$352

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

2. Significant Accounting Policies

Adopted Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not affected by the amendment.  Effective January 1, 2016, the Company applied the new guidance retrospectively to all prior periods presented in the accompanying financial statements. The adoption had no effect on the Company’s condensed consolidated statements of operations and comprehensive income, and condensed consolidated statements of cash flows for each of the three and nine months ended September 30, 2016 and 2015.  The implementation of this accounting standard resulted in a reduction of $123.1 million and $133.1 million in the deferred financing costs asset and in the credit facility as of September 30, 2016 and December 31, 2015, respectively, as shown below.

	September 30, 2016	December 31, 2015
	(in thousands)
Credit facility	$1,669,872	$1,521,822
Deferred financing costs	(123,095)	(133,056)
Credit facility, net	$1,546,777	$1,388,766

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

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The amendment requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting.  This ASU is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted and reporting organizations are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the effect ASU 2016-02 may have on its condensed consolidated financial statements and related disclosures, but recognizing the lease liability and related right-of-use asset will impact its balance sheet.

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

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacements, repairs, freight, and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income. Changes in the warranty reserve during the nine months ended September 30, 2016 were as follows:

Nine Months Ended
September 30, 2016
(in thousands)
Balance at beginning of the period	$3,320
Provision	413
Utilization	(1,080)
Balance at end of the period	$2,653

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

Depreciation and Amortization

The Company calculates depreciation expense using the straight line method and evaluates the appropriateness of the useful life used on a quarterly basis or as events occur that require additional assessment. In addition to the changes made in prior quarters, in the third quarter of 2016, the Company updated its estimate of the current satellites’ remaining useful lives based on the continued refinement of the launch schedule, health of the existing constellation, and deployment plan for the Company’s next-generation satellite constellation (“Iridium NEXT”). As a result, the estimated useful lives of the satellites within the current constellation have been extended and are consistent with the expected deployment of Iridium NEXT. The $1.5 million decrease in depreciation expense for the nine months ended September 30, 2016 compared to the prior year is primarily related to the continued refinement in the estimated useful lives, partially offset by the addition of new assets and the impairment of two lost satellites during the second quarter of 2016. No satellite losses occurred during 2015. The Company will continue to evaluate the useful lives of its current satellites on an ongoing basis through the full deployment of Iridium NEXT as the satellites are placed into service. The Company does not believe the loss of these satellites in 2016 is an indicator of impairment of the remaining individual satellites or the constellation as of September 30, 2016. The changes in estimate will also have an effect on future periods through the deployment of Iridium NEXT.

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. These investments, along with cash deposited in institutional money market funds, commercial paper, regular interest bearing and non-interest bearing depository accounts, are classified as cash and cash equivalents in the accompanying condensed consolidated balance sheet. The following table summarizes the Company’s cash and cash equivalents:

	September 30,	December 31,	Recurring Fair
	2016	2015	Value Measurement
	(in thousands)

Cash and cash equivalents:
Cash	$114,237	$67,005
Money market funds	254,530	118,660	Level 1
Commercial paper	5,239	-	Level 2
Total cash and cash equivalents	$374,006	$185,665

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”) (see Note 4). As of September 30, 2016 and December 31, 2015, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $113.1 million and $91.1 million, respectively.

Marketable Securities

Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets in the accompanying condensed consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the three and nine months ended September 30, 2016 and 2015. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that the decline in fair value of its investments is temporary at September 30, 2016 as the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

The following tables summarize the Company’s marketable securities:

	As of September 30, 2016
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$39,977	$37	$(4)	$40,010	Level 2
U.S. treasury notes	12,336	22	-	12,358	Level 2
Total marketable securities	$52,313	$59	$(4)	$52,368

	As of December 31, 2015
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$181,636	$4	$(200)	$181,440	Level 2
Commercial paper	9,821	-	(1)	9,820	Level 2
U.S. treasury notes	12,079	-	(10)	12,069	Level 2
Total marketable securities	$203,536	$4	$(211)	$203,329

The following table presents the contractual maturities of the Company’s marketable securities:

	As of September 30, 2016		As of December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Mature within one year	$35,954	$35,981	$169,728	$169,619
Mature after one year and within three years	16,359	16,387	33,808	33,710
Total	$52,313	$52,368	$203,536	$203,329

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend through 2018. As of September 30, 2016, the Company had made aggregate payments of $1,671.7 million to Thales, of which $1,417.0 million were from borrowings under the Credit Facility, and which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The Company currently uses the Credit Facility to pay 85% of each invoice received from Thales under the FSD, with the remaining 15% funded from cash on hand. Once the Credit Facility is fully drawn, the Company expects to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIMESM.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches and a reflight option in the event of a launch failure is $468.1 million. As of September 30, 2016, the Company had made aggregate payments of $338.7 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. In addition, the Company made a $3.0 million refundable deposit to SpaceX in the first quarter of 2014 for the reservation of additional future launches, which is not included in the total contract price.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). In June 2013, the Company exercised an option for one launch to carry two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of September 30, 2016, the Company had made aggregate payments of $36.8 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. In June 2015, the Company agreed with Kosmotras to replace the remaining options with a new set of options to purchase up to six dedicated launches. Kosmotras has to date been unable to obtain permission to launch the Company’s satellites, and the Company is exploring other options to launch additional satellites. The Company may also be unable to recover the amounts already paid to Kosmotras.

Credit Facility

In October 2010, the Company entered into a $1.8 billion credit facility with a syndicate of bank lenders, which was amended and restated in May 2014 (as further amended to date, the “Credit Facility”). As of September 30, 2016, the Company reported $1,546.8 million in borrowings from the credit facility in the accompanying condensed consolidated balance sheet, net of $123.1 million of deferred financing costs, for an aggregate total of $1,669.9 million in borrowings. The unused portion of the Credit Facility as of September 30, 2016 was $130.1 million. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for debt repayment. As of September 30, 2016, the minimum required cash reserve balance was $113.0 million, which is classified as restricted cash in the accompanying condensed consolidated balance sheet. The minimum cash reserve requirement will increase to $189.0 million in 2017.

Interest costs incurred under the Credit Facility were $19.8 million and $57.0 million for the three and nine months ended September 30, 2016, respectively, and $16.7 million and $47.2 million for the three and nine months ended September 30, 2015, respectively.  All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. The Company pays interest on a semi-annual basis in April and October through a combination of a cash payment and a deemed additional loan.

	Nine Months Ended
	September 30, 2016
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$3,720	$8,514	$12,234
Interest incurred	17,219	39,778	56,997
Interest payments	(10,985)	(25,136)	(36,121)
Ending interest payable	$9,954	$23,156	$33,110

	Nine Months Ended
	September 30, 2015
	Cash	Deemed Loan	Total
	(in thousands)
Beginning interest payable	$2,936	$6,653	$9,589
Interest incurred	14,416	32,827	47,243
Interest payments	(8,911)	(20,282)	(29,193)
Ending interest payable	$8,441	$19,198	$27,639

The Company is obligated to pay a cash commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. In April 2016, the Company paid $1.2 million as a semi-annual installment of the commitment fee. The commitment fee payable on the undrawn portion of the Credit Facility as of September 30, 2016 was $0.7 million and is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

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

In May 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. Members of the Company’s board of directors received a portion of their annual compensation in the form of equity awards under the 2015 Plan. An aggregate amount of approximately 126,000 RSUs were granted in January 2016, which will vest in full on the first anniversary of the grant date. The estimated aggregate grant date fair value of the RSUs granted to the directors in January 2016 was $1.0 million. In January 2015, an aggregate amount of approximately 103,000 stock options and 62,000 RSUs were granted to the board of directors, with 25% vesting on the last day of each calendar quarter in 2015. The estimated aggregate grant date fair value of the stock options and RSUs granted to the directors in January 2015 was $0.4 million and $0.6 million, respectively.

During the nine months ended September 30, 2016 and 2015, the Company granted approximately 249,000 and 742,000 stock options, respectively, to its employees, with an estimated aggregate grant date fair value of $0.9 million and $2.9 million, respectively. Additionally, during the nine months ended September 30, 2016 and 2015, the Company granted 573,000 and 596,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $4.0 million and $5.6 million, respectively. Employee stock options and service-based RSUs generally vest over a four-year service period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter.

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

Additionally, in March 2016 and March 2015, the Company awarded approximately 119,000 and 161,000 performance-based RSUs, respectively, to the Company’s executives (the “March Performance RSUs”).  Vesting of the 2016 and 2015 March Performance RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period (fiscal years 2016 and 2017 for the March Performance RSUs granted in 2016 and fiscal years 2015 and 2016 for the March Performance RSUs granted in 2015). Management believes it is probable that certain RSUs will vest. The number of March Performance RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the March Performance RSUs will vest in March of the second year after grant and the remaining 50% will vest in March of the third year after grant, in each case subject to the executive’s continued service as of the vesting date. The estimated aggregate grant date fair value of the March Performance RSUs was $0.8 million for the 2016 grants and $1.5 million for the 2015 grants.

In June 2016 and June 2015, the Company granted approximately 35,000 RSUs and 30,000 stock options, respectively, to non-employee consultants. The RSUs and stock options are generally subject to service-based vesting. The RSUs vest 50% in June 2017 and quarterly thereafter through June 2018. The stock options vest quarterly through June 2017. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants in June 2016 was $0.3 million. The fair value of the consultant options is the then-current fair value attributable to the vesting portions of the awards, calculated using the Black-Scholes option pricing model. The estimated aggregate grant date fair value of the stock options granted to non-employee consultants in June 2015 was $0.2 million.

6. Equity Transactions and Instruments

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of September 30, 2016.

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

During each of the three and nine months ended September 30, 2016 and 2015, the Company paid cash dividends of $1.8 million and $5.3 million, respectively, to holders of the Series A Preferred Stock. As of September 30, 2016 and December 31, 2015, the Company had accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

During each of the three and nine months ended September 30, 2016 and 2015, the Company paid cash dividends of $2.1 million and $6.3 million, respectively, to holders of the Series B Preferred Stock. As of September 30, 2016 and December 31, 2015, the Company had accrued $0.4 million in cash dividends for the holders of the Series B Preferred Stock, which is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

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

The computations of basic and diluted net income per share are as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders (numerator for basic net income per share)	$27,696	$25,688
Dividends on Series A Preferred Stock	1,750	1,750
Dividends on Series B Preferred Stock	2,109	2,109
Numerator for diluted net income per share	$31,555	$29,547

Denominator:

Denominator for basic net income per share - weighted average outstanding common shares	96,067	95,317
Dilutive effect of stock options	293	31
Dilutive effect of contingently issuable shares	-	18
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,728	16,728
Denominator for diluted net income per share	123,690	122,696

Net income per share attributable to common stockholders - basic	$0.29	$0.27
Net income per share attributable to common stockholders - diluted	$0.26	$0.24

For the three months ended September 30, 2016, options to purchase 2.8 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended September 30, 2016, 1.4 million unvested non-performance-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 1.7 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

For the three months ended September 30, 2015, options to purchase 4.9 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended September 30, 2016, 1.4 million unvested non-performance based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.4 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

	Nine Months Ended September 30,
	2016	2015
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders (numerator for basic net income per share)	$75,352	$64,977
Dividends on Series A Preferred Stock	5,250	5,250
Dividends on Series B Preferred Stock	6,327	6,327
Numerator for diluted net income per share	$86,929	$76,554

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	95,890	94,972
Dilutive effect of stock options	188	316
Dilutive effect of contingently issuable shares	-	37
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,728	16,728
Denominator for diluted net income per share	123,408	122,655

Net income per share attributable to common stockholders - basic	$0.79	$0.68
Net income per share attributable to common stockholders - diluted	$0.70	$0.62

For the nine months ended September 30, 2016, options to purchase 4.0 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the nine months ended September 30, 2016, 1.4 million unvested non-performance-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 1.5 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria has not been satisfied.

For the nine months ended September 30, 2015, options to purchase 1.8 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the nine months ended September 30, 2015, 1.4 million unvested non-performance-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.5 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing more than 80 service providers, more than 215 value-added resellers, or VARs, and more than 65 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At September 30, 2016, we had approximately 838,000 billable subscribers worldwide, representing an increase of 7% from approximately 781,000 billable subscribers at September 30, 2015. We have a diverse customer base, with end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

Our new satellite constellation, Iridium NEXT, will maintain the architecture of our current constellation, with 66 in-orbit satellites, as well as in-orbit and ground spares. We have contracted with Thales Alenia Space France, or Thales, to construct the Iridium NEXT satellites, which are designed to be compatible with our current constellation and current end-user equipment, so that as the Iridium NEXT satellites are launched, they will replace satellites in the current constellation without affecting the service to our end users. We plan to deploy 70 satellites (66 operational and 4 in-orbit spares) on seven Falcon 9 rockets launched by Space Exploration Technologies Corporation, or SpaceX. In September 2016, SpaceX experienced an anomaly with one of its rockets and has suspended launches pending the completion of its investigation. We expect to begin launching Iridium NEXT satellites shortly after SpaceX concludes its investigation and announces a return to flight. Based on the length of historical anomaly reviews and the current planned schedule of contracted launches, we expect to complete the SpaceX launches in 2018. We have also contracted to deploy two satellites on a Dnepr rocket launched by International Space Company Kosmotras, or Kosmotras. However, Kosmotras has to date been unable to obtain permission to launch our satellites, and as a result we are exploring other options to launch additional satellites for in-orbit spares.

We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2018 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under our $1.8 billion credit facility, or the Credit Facility, together with cash on hand and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIMESM.

The Iridium NEXT constellation will also host the AireonSM system to provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the Iridium NEXT satellites. Aireon LLC, our joint venture with the air navigation service providers, or ANSPs, of Canada, Italy, Denmark and Ireland, has contracted to provide the Aireon service to a number of ANSPs, including our co-investors in Aireon and NATS (En Route) PLC, the ANSP of the United Kingdom. Aireon also plans to offer the service to other ANSPs worldwide including the U.S. Federal Aviation Administration, or FAA. Aireon will pay us a fee to host the ADS-B receivers on Iridium NEXT, as well as data services fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. In addition, we have entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, pursuant to which Harris pays us fees to allocate the remaining hosted payload capacity to its customers, and Harris has contracted to pay us data service fees on behalf of these customers.

Recent Developments

Iridium NEXT

As described above, we expect to begin launching Iridium NEXT shortly after SpaceX announces a return to flight. Ten Iridium NEXT satellites have been delivered to Vandenberg Air Force Base and mated to the SpaceX dispenser for the first launch; additional Iridium NEXT satellites are under various stages of construction at the assembly, integration and test facility; our ground infrastructure upgrades are complete, and our Satellite Network Operations Center is ready to support Iridium NEXT. All hardware components have been qualified for use in space and the platform software is nearly complete.

As a result of the delays in the Iridium NEXT launch schedule during the second and third quarters of 2016, we updated the estimated useful lives of the current satellites and extended the lives to be consistent with the expected deployment of Iridium NEXT. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

The Credit Facility requires us to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. We have completed the placement of this insurance, which covers all seven contracted launches on SpaceX rockets and a launch on a Dnepr rocket by Kosmotras, as well as the first 12 months of operation of the Iridium NEXT satellites on such launches.

Our insurance program uses our spare satellites and a prepaid relaunch right with SpaceX to self-insure a portion of our launch and in-orbit risks, as permitted under the Credit Facility. While we believe this has enabled us to obtain insurance at a substantially lower cost than would have been possible without the spares and relaunch right, if we use our spares to replace lost satellites, we will likely choose to purchase additional satellites to maintain a backup supply of spares. The cost of such additional spares is not included in the $3 billion estimated cost for the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018.

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

Comparison of Our Results of Operations for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2016	Revenue	2015	Revenue	Dollars	Percent
Revenue:
Services	$87,316	77%	$81,200	77%	$6,116	8%
Subscriber equipment	19,900	18%	21,180	20%	(1,280)	(6%)
Engineering and support services	5,578	5%	3,654	3%	1,924	53%
Total revenue	112,794	100%	106,034	100%	6,760	6%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	15,936	14%	13,990	13%	1,946	14%
Cost of subscriber equipment	11,476	10%	11,559	11%	(83)	(1%)
Research and development	5,038	4%	3,480	3%	1,558	45%
Selling, general and administrative	18,767	17%	17,534	17%	1,233	7%
Depreciation and amortization	11,809	10%	12,932	12%	(1,123)	(9%)
Total operating expenses	63,026	55%	59,495	56%	3,531	6%

Operating income	49,768	45%	46,539	44%	3,229	7%

Other income (expense):
Interest income, net	700	1%	263	1%	437	166%
Undrawn credit facility fees	(305)	0%	(774)	(1%)	469	(61%)
Other income (expense), net	39	0%	(112)	(1%)	151	(135%)
Total other income (expense)	434	1%	(623)	(1%)	1,057	(170%)
Income before income taxes	50,202	46%	45,916	43%	4,286	9%
Provision for income taxes	(18,647)	(17%)	(16,369)	(15%)	(2,278)	14%
Net income	$31,555	29%	$29,547	28%	$2,008	7%

Commercial Service Revenue

	Three Months Ended
	September 30, 2016			September 30, 2015			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$48.0	358	$44	$47.2	360	$43	$0.8	(2)	$1
Commercial M2M data	17.3	398	15	16.0	352	15	1.3	46	-
Total Commercial	$65.3	756		$63.2	712		$2.1	44

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)

Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period. ARPU excludes revenue from our non-subscriber satellite, timing, and location service that was launched in the second quarter of 2016.

For the three months ended September 30, 2016, commercial voice and data revenue increased slightly primarily due to increases in Iridium push-to-talk, or PTT, services and Iridium OpenPort® services, as well as a $0.9 million one-time benefit from the recognition of revenue associated with unused minutes on an expiring contract. These increases were partially offset by continued declines in telephony airtime usage.

For the three months ended September 30, 2016, commercial M2M data revenue increased primarily due to a 13% increase in commercial M2M data billable subscribers.

We anticipate continued growth in billable commercial subscribers for the remainder of 2016.

Government Service Revenue

Three Months Ended
	September 30, 2016		September 30, 2015		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$22.0	82	$18.0	69	$4.0	13

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the three months ended September 30, 2016 increased to $22.0 million from $18.0 million in the prior year period as a result of a contractual price increase under the Enhanced Mobile Satellite Services, or EMSS, contract with the U.S. government’s Defense Information Systems Agency. Under this contract, revenue is a fixed monthly amount and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the current EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased $1.3 million, or 6%, for the three months ended September 30, 2016 compared to the prior year period. The decrease was primarily due to lower handset unit sales partially offset by increased Iridium M2M device unit sales.

Engineering and Support Service Revenue

	Three Months Ended
	September 30, 2016	September 30, 2015	Change
	(In millions)
Government	$4.9	$3.6	$1.3
Commercial	0.7	0.1	0.6
Total	$5.6	$3.7	$1.9

Engineering and support service revenue increased by $1.9 million, or 51%, for the three months ended September 30, 2016 compared to the prior year period primarily as a result of multiple U.S. Department of Defense, or DoD, contracts entered into in late 2015 to adapt the Iridium Extreme® handset for DoD use and continue the gateway modernization efforts.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased $1.9 million, or 14%, for the three months ended September 30, 2016 from the prior year period, primarily due to an increase in scope of work for government sponsored contracts and related costs.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased by $0.1 million, or 1%, for the three months ended September 30, 2016 compared to the prior year period. This decrease is primarily due to a lower volume of handset sales, typically our higher margin product, offset by higher volumes of M2M device sales.

Research and Development

Research and development expenses increased by $1.6 million, or 45%, for the three months ended September 30, 2016 compared to the prior year period due to increased spend on Iridium NEXT projects.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $1.2 million, or 7%, for the three months ended September 30, 2016 compared to the prior year period, primarily due to increases in employee-related expenses and professional fees, partially offset by the completion of our supplier transition effort in 2015 and a decrease in non-income taxes.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.1 million, or 9%, for the three months ended September 30, 2016 compared to the prior year period, primarily due to continued changes in the estimated useful lives of the satellites within our current constellation. We updated our analysis of the current satellites’ remaining useful lives in the third quarter of 2016.  We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

Other Income (Expense)

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $0.3 million for the three months ended September 30, 2016 compared to $0.8 million for the prior year period. The decrease of the commitment fee is directly related to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Provision for Income Taxes

For the three months ended September 30, 2016, our income tax provision was $18.6 million, compared to $16.4 million for the prior year period.  The increase in the income tax provision is primarily related to an increase in our income before taxes and higher state income taxes compared to the prior period. The increase in state taxes was primarily related to Arizona tax law change that resulted in a greater benefit in the prior period compared to the current period.  If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $31.6 million for the three months ended September 30, 2016, an increase of $2.0 million from the prior year period. This increase in net income was driven by a $6.8 million increase in total revenue, which was primarily the result of the $4.0 million revenue increase from the EMSS contract, as well as a $0.5 million decrease in undrawn credit facility fees.  These increases in income were partially offset by the $3.5 million increase in total operating expenses, as well as the $2.3 million increase in the provision for income taxes.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2016	Revenue	2015	Revenue	Dollars	Percent
Revenue:
Services	$250,625	77%	$234,640	77%	$15,985	7%
Subscriber equipment	57,822	18%	56,488	19%	1,334	2%
Engineering and support services	17,744	5%	13,832	5%	3,912	28%
Total revenue	326,191	100%	304,960	100%	21,231	7%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	48,287	15%	43,192	14%	5,095	12%
Cost of subscriber equipment	33,798	10%	31,487	10%	2,311	7%
Research and development	11,610	4%	12,028	4%	(418)	(3%)
Selling, general and administrative	60,133	18%	56,800	19%	3,333	6%
Depreciation and amortization	37,588	12%	39,107	13%	(1,519)	(4%)
Total operating expenses	191,416	59%	182,614	60%	8,802	5%

Operating income	134,775	41%	122,346	40%	12,429	10%

Other income (expense):
Interest income, net	2,258	1%	2,292	1%	(34)	(1%)
Undrawn credit facility fees	(1,176)	0%	(2,621)	(1%)	1,445	(55%)
Other income (expense), net	359	0%	(111)	(1%)	470	(423%)
Total other income (expense)	1,441	1%	(440)	(1%)	1,881	(428%)
Income before income taxes	136,216	42%	121,906	39%	14,310	12%
Provision for income taxes	(49,287)	(15%)	(45,352)	(15%)	(3,935)	9%
Net income	$86,929	27%	$76,554	24%	$10,375	14%

Commercial Service Revenue

	Nine Months Ended
	September 30, 2016			September 30, 2015			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$135.8	358	$42	$134.6	360	$42	$1.2	(2)	$-
Commercial M2M data	48.8	398	14	46.0	352	15	2.8	46	(1)
Total Commercial	$184.6	756		$180.6	712		$4.0	44

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)

Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period. ARPU excludes revenue from our non-subscriber satellite, timing, and location service that was launched in the second quarter of 2016.

For the nine months ended September 30, 2016, commercial voice and data revenue increased slightly primarily due to increases in revenue from Iridium PTT services, Iridium OpenPort services and other services, as well as a $0.9 million one-time benefit from the recognition of revenue associated with unused minutes on an expiring contract. These increases were partially offset by continued declines in telephony airtime usage.

For the nine months ended September 30, 2016, commercial M2M data revenue increased primarily due to a 13% increase in commercial M2M data billable subscribers.

We anticipate continued growth in billable commercial subscribers for the remainder of 2016.

Government Service Revenue

Nine Months Ended
	September 30, 2016		September 30, 2015		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$66.0	82	$54.0	69	$12.0	13

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the nine months ended September 30, 2016 increased $12.0 million as a result of a contractual price increase under the EMSS contract as described above.

Subscriber Equipment Revenue

Subscriber equipment revenue increased $1.3 million, or 2%, for the nine months ended September 30, 2016 compared to the prior year period. The increase was primarily due to higher unit sales of our Iridium Pilot® terminals and Iridium M2M devices, partially offset by fewer sales of our handsets and L-Band transceivers.

Engineering and Support Service Revenue

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
	(In millions)
Government	$15.9	$13.1	$2.8
Commercial	1.8	0.7	1.1
Total	$17.7	$13.8	$3.9

Engineering and support service revenue increased by $3.9 million, or 28%, for the nine months ended September 30, 2016 compared to the prior year period primarily as a result of multiple DoD contracts entered into in late 2015 to adapt the Iridium Extreme® handset for DoD use and continue the gateway modernization efforts.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) increased $5.1 million, or 12%, for the nine months ended September 30, 2016 from the prior year period, primarily due to an increase in scope of work for government sponsored contracts and related costs.

Cost of Subscriber Equipment

Cost of subscriber equipment increased by $2.3 million, or 7%, for the nine months ended September 30, 2016 compared to the prior year period. This increase is primarily due to a decline in the warranty provision for our Iridium OpenPort terminal during the nine months ended September 30, 2015 that did not recur in the nine months ended September 30, 2016. The remaining cost difference is related to a higher volume of Iridium Pilot terminal sales and M2M device sales, partially offset by decreased sales of handsets and L-Band transceivers. Additionally, our related costs decreased due to improved manufacturing costs on certain products.

Research and Development

Research and development expenses decreased by $0.4 million, or 3%, for the nine months ended September 30, 2016 compared to the prior year period due to decreased spend on M2M device product development.

Selling, General and Administrative

Selling, general and administrative expenses increased by $3.3 million, or 6%, for the nine months ended September 30, 2016 compared to the prior year period, primarily due to increases in employee-related expenses and professional fees, partially offset by the completion of our supplier transition effort in 2015 and a decrease in non-income taxes.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.5 million, or 4%, for the nine months ended September 30, 2016 compared to the prior year period, primarily due to continued changes in the estimated useful lives of the satellites within our current constellation, partially offset by the addition of new assets and the impairment charges that we recorded during the second quarter of 2016 as a result of two satellites having ceased operations. We updated our analysis of the current satellites’ remaining useful lives in both the second and the third quarters of 2016.  We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

Other Income (Expense)

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were $1.2 million for the nine months ended September 30, 2016 compared to $2.6 million for the prior year period. The decrease of the commitment fee is directly related to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT.

Provision for Income Taxes

For the nine months ended September 30, 2016, our income tax provision was $49.3 million, compared to $45.4 million for the prior year period. The change in the income tax provision is primarily related to an increase in our income before income taxes and higher state income taxes compared to the prior period.  The increase in state taxes is primarily related to Arizona tax law change that resulted in a greater benefit in the prior period compared to the current period.  If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $86.9 million for the nine months ended September 30, 2016, an increase of $10.4 million from the prior year period. This increase in net income was driven by a $21.2 million increase in total revenue, which was primarily related to the $12.0 million revenue increase from the EMSS contract, as well as a $1.4 million decrease in undrawn credit facility fees. These increases in income were partially offset by an increase of $8.8 million in total operating expenses and a $3.9 million increase in the provision for income taxes.

Liquidity and Capital Resources

As of September 30, 2016, our total cash and cash equivalents balance was $374.0 million, and our marketable securities balance was $52.4 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, internally generated cash flows, and the Credit Facility. Our principal liquidity requirements are to meet capital expenditure needs, principally the design, build and launch of Iridium NEXT, as well as for working capital, interest payments on the Credit Facility, and dividend payments on our Series A Preferred Stock and Series B Preferred Stock.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds available under the Credit Facility, together with cash and marketable securities on hand, and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME.

While the contracted cash flows from our primary hosted payload customer, Aireon, are interest-bearing if not paid on time, we expect those hosted payload payments will continue to be delayed. Aireon is working to secure contracts with ANSPs, including the FAA, for the sale of Aireon’s space-based ADS-B services. Aireon is currently seeking to raise the capital it will need to fund its continued operations and our hosted payload payments. Its ability to fund our hosted payload payments in the previously anticipated timeframe has been adversely affected by delays in its sales efforts to these ANSPs, which we believe in part results from delays in the launch of the Iridium NEXT system.  If Aireon is unable to begin making its hosting payments to us in 2017, we will need to adjust our funding plan. As previously reported, in anticipation of potential delays in receipt of the Aireon hosting payments, we entered into discussions with our Credit Facility lenders to delay or reduce our payment obligations to fund the cash reserve account for debt repayment, or DSRA. We are also in discussions with Thales to delay some of the construction milestone payments that we otherwise anticipate making in 2017 under our full scale development contract, or FSD, with Thales. We may also consider, or be required to adopt in connection with concessions from our lenders, other cash preservation measures, such as temporary suspension of dividend payments on our Series A Preferred Stock and Series B Preferred Stock, but we do not expect to issue additional equity in connection with any such arrangement. If we are successful in these negotiations, we expect that these adjustments to our funding plan, including the cash preservation measures, would allow us to avoid any liquidity shortfall through at least 2017.

We currently use the Credit Facility to pay 85% of each invoice we receive from Thales under our contract for the development and construction of our Iridium NEXT satellites, with the remaining 15% funded from cash, cash equivalents and marketable securities on hand. We also utilize the Credit Facility to fund the COFACE insurance premiums and a portion of the interest under the Credit Facility. Once the Credit Facility is fully drawn, which we expect to occur in early 2017, we expect to pay 100% of each invoice we receive from Thales and all interest on the Credit Facility from cash, cash equivalents and marketable securities on hand, and internally generated cash flows, including contracted cash flows from hosted payloads and potential cash flows from Iridium PRIME.

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

As of September 30, 2016, we reported $1,546.8 million in borrowings under the Credit Facility in our condensed consolidated balance sheet, net of $123.1 million of deferred financing costs, for an aggregate balance of $1,669.9 million outstanding under the Credit Facility. The unused portion of the Credit Facility as of September 30, 2016 was $130.1 million. Pursuant to the Credit Facility, we maintain the DSRA. As of September 30, 2016, the DSRA balance was $113.0 million, which is classified as restricted cash in our condensed consolidated balance sheet. The DSRA requirement will increase to $189.0 million in 2017. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

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

Our available cash balance, as defined by the Credit Facility, was $391.7 million as of September 30, 2016. Our debt-to-equity ratio was 0.5 to 1 as of June 30, 2016, the last point at which it was required to be measured. We were also in compliance with the operational EBITDA and hosted payload cash flow covenants set forth above as of June 30, 2016, the last point at which they were required to be measured, and with the capital expenditure covenant as of December 31, 2015, the last point at which it was required to be measured.

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

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Cash provided by operating activities	$164,559	$162,938	$1,621
Cash used in investing activities	$(81,366)	$(213,331)	$131,965
Cash provided by financing activities	$104,660	$130,688	$(26,028)

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 increased $1.6 million from the prior year period principally due to changes in working capital requirements compared to the prior period.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 decreased by $132.0 million compared to the prior year period primarily due to an $112.0 million increase in net sales of marketable securities and a $20.0 million decrease in capital expenditures primarily related to Iridium NEXT.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 decreased by $26.0 million from the prior year period primarily due to the increase in restricted cash deposits to support the credit facility covenant.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, useful lives of property and equipment, long-lived assets and other intangible assets, inventory, internally developed software, deferred financing costs, asset retirement obligations, income taxes, stock-based compensation, warranty expenses, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.  During the three months ended September 30, 2016, there were no material changes to our critical accounting policies and use of estimates.

Recent Accounting Pronouncements

Refer to Note 2 to our condensed consolidated financial statements for a full description of recent accounting pronouncements and recently adopted pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest income earned on our cash, cash equivalents and marketable securities balances is subject to interest rate fluctuations. For the three months ended September 30, 2016, a one-half percentage point increase or decrease in interest rates would not have had a material effect on our interest income.

We had borrowed an aggregate $1,669.9 million under the Credit Facility as of September 30, 2016. A portion of the draws we make under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended September 30, 2016, a one-half percentage point increase or decrease in the LIBOR would have changed our interest cost by approximately $0.3 million for the three months ended September 30, 2016.

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

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of September 30, 2016, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: October 27, 2016

EXHIBIT INDEX

Exhibit	Description

10.1†

Amendment, dated July 18, 2016, to the COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, as amended and restated on May 2, 2014.

10.2

Amendment No. 4, dated as of July 1, 2016, to the Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC; Iridium Satellite LLC; NAV CANADA; NAV CANADA Satellite, Inc.; Enav S.p.A.; ENAV North Atlantic LLC; Naviair; Naviair Surveillance A/S; and Irish Aviation Authority Limited, dated as of February 14, 2014.

10.3†	Amendment No. 26 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 19, 2016.

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on October 27, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i)   Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015;

(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015;

(iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and

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