Form 10-Q
period 2017-03-31
Iridium Communications Inc.
filed 2017-04-27
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 24, 2017 was 97,391,624.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$386,201	$371,167
Marketable securities	32,934	39,328
Accounts receivable, net	57,547	57,373
Inventory	17,767	18,204
Prepaid expenses and other current assets	22,276	30,698
Total current assets	516,725	516,770
Property and equipment, net	2,879,265	2,813,084
Restricted cash	135,125	113,139
Other assets	10,845	10,836
Intangible assets, net	51,143	45,796
Total assets	$3,593,103	$3,499,625

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,384	$11,131
Accrued expenses and other current liabilities	23,897	23,840
Interest payable	35,382	14,136
Deferred revenue	34,632	34,087
Total current liabilities	104,295	83,194
Accrued satellite operations and maintenance expense, net
of current portion	-	13,138
Credit facility, net	1,684,379	1,657,145
Deferred income tax liabilities, net	379,447	361,656
Deferred revenue, net of current portion	37,618	36,417
Other long-term liabilities	4,237	4,317
Total liabilities	2,209,976	2,155,867

Commitments and contingencies

Stockholders' equity:
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized,
issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 500 shares
authorized, issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 97,388
and 95,879 shares issued and outstanding, respectively	97	96
Additional paid-in capital	1,063,347	1,060,311
Retained earnings	322,886	288,797
Accumulated other comprehensive loss, net of tax	(3,203)	(5,446)
Total stockholders' equity	1,383,127	1,343,758
Total liabilities and stockholders' equity	$3,593,103	$3,499,625

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenue:
Services	$81,773	$79,823
Subscriber equipment	17,114	17,560
Engineering and support services	5,539	6,819
Total revenue	104,426	104,202

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	16,958	15,903
Cost of subscriber equipment	10,104	10,463
Research and development	3,227	2,559
Selling, general and administrative	19,217	19,063
Depreciation and amortization	13,507	12,936
Total operating expenses	63,013	60,924

Gain on Boeing transaction	14,189	-

Operating income	55,602	43,278

Other income (expense):
Interest income, net	833	758
Undrawn credit facility fees	(25)	(503)
Other expense, net	(62)	(13)
Total other income, net	746	242
Income before income taxes	56,348	43,520
Provision for income taxes	(18,400)	(15,000)
Net income	37,948	28,520
Series A Preferred Stock dividends	1,750	1,750
Series B Preferred Stock dividends	2,109	2,109
Net income attributable to common stockholders	$34,089	$24,661

Weighted average shares outstanding - basic	96,853	95,656
Weighted average shares outstanding - diluted	126,370	123,035
Net income attributable to common stockholders per share - basic	$0.35	$0.26
Net income attributable to common stockholders per share - diluted	$0.30	$0.23

Comprehensive income:
Net income	$37,948	$28,520
Foreign currency translation adjustments, net of tax	2,247	1,867
Unrealized gain (loss) on marketable securities, net of tax	(4)	129
Comprehensive income	$40,191	$30,516

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net cash provided by operating activities	$63,864	$47,019

Cash flows from investing activities:
Capital expenditures	(48,944)	(75,822)
Purchases of marketable securities	-	(13,474)
Sales and maturities of marketable securities	6,328	91,653
Net cash provided by (used in) investing activities	(42,616)	2,357

Cash flows from financing activities:
Borrowings under the Credit Facility	22,207	71,939
Payment of deferred financing fees	(1,468)	(4,473)
Restricted cash deposits	(21,986)	(10,990)
Proceeds from exercise of stock options	342	17
Tax payment upon settlement of stock awards	(1,698)	(566)
Payment of Series A Preferred Stock dividends	(1,750)	(1,750)
Payment of Series B Preferred Stock dividends	(2,109)	(2,109)
Net cash provided by (used in) financing activities	(6,462)	52,068

Effect of exchange rate changes on cash and cash equivalents	248	93

Net increase in cash and cash equivalents	15,034	101,537
Cash and cash equivalents, beginning of period	371,167	185,665
Cash and cash equivalents, end of period	$386,201	$287,202

Supplemental cash flow information:
Income taxes paid, net	$1,090	$500

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$2,759	$3,150
Interest capitalized but not paid	$35,382	$30,383
Capitalized amortization of deferred financing costs	$6,495	$4,214
Capitalized stock-based compensation	$909	$659

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292
Dividends accrued on Series B Preferred Stock	$351	$351

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

In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 23, 2017.

2. Significant Accounting Policies

Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 addresses multiple changes that are primarily focused on income taxes and the presentation of taxes related to stock compensation, but also provides an option for two methods to account for forfeitures. The Company applied the new guidance effective January 1, 2017, as required. The requirements resulting from the adoption of ASU 2016-09 will be accounted for on a prospective basis.

•	The Company made an accounting policy election to continue estimating the number of awards that are expected to be forfeited, consistent with the Company’s prior practice.
•

The Company excluded the excess tax benefits and deficiencies component from the treasury stock method in the diluted earnings-per-share calculation. The change had an immaterial impact on the Company’s reported diluted earnings-per-share.

•

The Company recorded current excess tax benefits and tax deficiencies as income tax benefit (or expense) in the consolidated statements of operations and comprehensive income. The change resulted in an excess tax benefit of $0.9 million recorded in the provision for income taxes for the three-month period ended March 31, 2017.

•	The Company will present excess tax benefits as an operating activity on the condensed consolidated statement of cash flows rather than as a financing activity. Prior periods have not been adjusted.

There were no additional impacts on the Company’s financial statements, resulting from the adoption of ASU 2016-09 that required a retrospective or modified retrospective approach.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and retail inventory method are excluded from this new guidance. When evidence exists that the net realizable value of inventory is less than its cost, the Company will recognize the difference as a loss in earnings in the period the measurement occurs. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with International Financial Reporting Standards (IFRS). The Company applied the new guidance prospectively effective January 1, 2017, as required. The adoption had an immaterial impact on the Company’s condensed consolidated balance sheets, the condensed consolidated statements of operations and comprehensive income, and the condensed consolidated statements of cash flows as of and for the three months ended March 31, 2017.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard including clarification on accounting for licenses of intellectual property, identifying performance obligations, and most recently, technical corrections on the interpretation of the new guidance. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 for public entities to be effective for annual and interim periods beginning after December 15, 2017. Early adoption would be permitted no earlier than the original effective date beginning after December 15, 2016. ASU 2014-09 becomes effective for the Company in the first quarter of fiscal 2018 and the Company anticipates using the full retrospective method.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 will reduce diversity in the classification and presentation of changes in restricted cash in the statement of cash flows. This ASU is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period, and reporting organizations are required to use a retrospective transition method to each period presented. The Company is currently evaluating the effect ASU 2016-18 may have on its condensed consolidated statements of cash flows and related disclosures, but recognizing transfers between restricted and unrestricted cash accounts will not be reported as a cash flow.

Warranty Expense

The Company provides the first end-user purchaser of its subscriber equipment a warranty for one to five years from the date of purchase by such first end-user, depending on the product. The Company maintains a warranty reserve based on historical experience of warranty costs and expected occurrences of warranty claims on equipment. Costs associated with warranties, including equipment replacement, repairs, freight and program administration, are recorded as cost of subscriber equipment in the accompanying condensed consolidated statements of operations and comprehensive income.

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

Depreciation and Amortization

The Company calculates depreciation expense using the straight line method and evaluates the appropriateness of the useful life used on a quarterly basis or as events occur that require additional assessment. In the first quarter of 2017 and throughout 2016, the Company updated its estimate of the first-generation satellites’ remaining useful lives based on the continued refinement of the launch schedule, health of the first-generation constellation, and deployment plan for the Company’s next-generation satellite constellation (“Iridium NEXT”). As a result, the estimated useful lives of the satellites within the first-generation constellation were extended and are consistent with the expected deployment of Iridium NEXT. The $0.4 million increase in depreciation expense for the three months ended March 31, 2017 compared to the prior year is primarily related to the addition of new assets, including assets related to the Russian gateway completed at the end of 2016 and Iridium NEXT satellites placed into service during the three-month period ended March 31, 2017, partially offset by the continued refinement in the estimated useful lives of the first-generation satellites. No first-generation satellite losses occurred during the three-month period ended March 31, 2017. The Company will continue to evaluate the useful lives of its first-generation satellites on an ongoing basis through the full deployment of Iridium NEXT, which is expected to occur in 2018. The changes in estimate will also have an effect on future periods through the deployment of Iridium NEXT.

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

	March 31,	December 31,	Recurring Fair
	2017	2016	Value Measurement
	(in thousands)

Cash and cash equivalents:
Cash	$117,189	$102,194
Money market funds	269,012	266,478	Level 1
Commercial paper	-	2,495	Level 2
Total cash and cash equivalents	$386,201	$371,167

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”) (see Note 4). As of March 31, 2017 and December 31, 2016, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $135.1 million and $113.1 million, respectively.

Marketable Securities

Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets in the accompanying condensed consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for three months ended March 31, 2017 and 2016. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that the decline in fair value of its investments is temporary at March 31, 2017 as the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

The following tables summarize the Company’s marketable securities:

	As of March 31, 2017
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$27,176	$11	$(9)	$27,178	Level 2
U.S. treasury notes	5,758	1	(3)	5,756	Level 2
Total marketable securities	$32,934	$12	$(12)	$32,934

	As of December 31, 2016
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$30,037	$14	$(11)	$30,040	Level 2
U.S. treasury notes	9,283	7	(2)	9,288	Level 2
Total marketable securities	$39,320	$21	$(13)	$39,328

The following table presents the contractual maturities of the Company’s marketable securities:

	As of March 31, 2017		As of December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Mature within one year	$29,936	$29,933	$32,776	$32,788
Mature after one year and within three years	2,998	3,001	6,544	6,540
Total	$32,934	$32,934	$39,320	$39,328

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend through 2018. As of March 31, 2017, the Company had made aggregate payments of $1,787.6 million to Thales, of which $1,511.4 million were financed from borrowings under the Credit Facility, and which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. During 2016, the Company used the Credit Facility to pay 85% of each invoice received from Thales under the FSD, with the remaining 15% funded from cash on hand. The Credit Facility was fully drawn in February 2017, and as a result, the Company will pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flows, including contracted cash flows from hosted payloads. The Company’s obligations to Thales that are currently scheduled to be paid during the 12 months ending March 31, 2018 and 2019 are in the amounts of $435.4 million and $31.6 million, respectively. The timing of the Company’s obligations to Thales is based on current expectations regarding Thales’ manufacturing schedule and the targeted Space Exploration Technologies Corp. (“SpaceX”) launch schedule to complete the Iridium NEXT constellation in mid-2018.

SpaceX

In March 2010, the Company entered into an agreement with SpaceX to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches and a reflight option in the event of a launch failure is $468.1 million. The SpaceX Falcon 9 rocket is configured to carry ten Iridium NEXT satellites to orbit for each of the initial seven launches. In November 2016, the Company entered into an agreement for an eighth launch with SpaceX to launch five additional satellites and share the launch services with GFZ German Research Centre for

Geosciences (“GFZ”). The total price under this additional agreement with SpaceX for the eighth launch is $67.9 million. GFZ will pay Iridium $31.8 million to share the launch services to launch NASA’s two Gravity Recovery and Climate Experiment Follow-On satellites. As of March 31, 2017, the Company had made aggregate payments of $398.7 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. Additionally, the Company received $16.5 million from GFZ as of March 31, 2017. The Company maintains a $1.5 million refundable deposit with SpaceX for the reservation of additional future launches, which is not included in the total contract price. The Company’s obligations to SpaceX that are currently scheduled to be paid during the 12 months ending March 31, 2018 and 2019 are in the amounts of $121.3 million and $16.0 million, respectively. The timing of the Company’s obligations to SpaceX is based on current expectations regarding the targeted SpaceX launch schedule to complete the Iridium NEXT constellation in mid-2018.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). In June 2013, the Company exercised an option for one launch to carry two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of March 31, 2017, the Company had made aggregate payments of $36.8 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. In June 2015, the Company agreed with Kosmotras to replace the remaining options with a new set of options to purchase up to six dedicated launches. Kosmotras has to date been unable to obtain permission to launch the Company’s satellites. If permission is not obtained, the Company may be unable to recover the amounts already paid to Kosmotras. The Company’s obligations to Kosmotras that are currently scheduled to be paid during the 12 months ending March 31, 2019 are $15.0 million. The timing of the Company’s obligations to Kosmotras is based on the earliest date the Company may include Kosmotras in its launch schedule.

Iridium NEXT Launch and In-Orbit Insurance

The Credit Facility requires the Company to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. The launch and in-orbit insurance the Company has obtained contains elements, consistent with the terms of the Credit Facility, of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of the Company’s satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss or require the payment of additional premiums and could harm the Company’s financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue. The total premium for the Company’s current launch and in-orbit insurance is $118.2 million; as of March 31, 2017, the Company had made aggregate premium payments of $32.6 million. The Company’s insurance premium obligations to be paid during the 12 months ending March 31, 2018 are $85.6 million. The timing of the majority of the contractual obligation payments is based on the targeted SpaceX launch schedule to complete the Iridium NEXT constellation in mid-2018.

Credit Facility

The Company estimates the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018 to be approximately $3 billion. In October 2010, the Company entered into a $1.8 billion credit facility with a syndicate of bank lenders, which was amended and restated in May 2014 (as further amended to date, the “Credit Facility”). As of March 31, 2017, the Company reported $1,684.4 million in borrowings from the credit facility in the accompanying condensed consolidated balance sheet, net of $115.6 million of deferred financing costs, for an aggregate total of $1.8 billion in borrowings. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for debt repayment. As of March 31, 2017, the minimum required cash reserve balance was $135.0 million, which is classified as restricted cash in the accompanying condensed consolidated balance sheet. The minimum cash reserve requirement will increase to $189.0 million in 2017, absent a final agreement with the Credit Facility lenders to adjust the Company’s cash reserve account for debt repayment, or DSRA, as described below.

Prior to the Credit Facility being fully drawn, the Company paid interest on the outstanding principal balance under the Credit Facility on a semi-annual basis in April and October through a combination of a cash payment and a deemed additional loan. The Credit Facility was fully drawn in February 2017 and beginning in April 2017, interest will only be paid in cash.  Interest costs incurred under the Credit Facility were $21.2 million and $18.2 million for the three months ended March 31, 2017 and 2016, respectively. Scheduled semi-annual principal repayments will begin on March 31, 2018. During this repayment period, interest will be paid on the same date as the principal repayments. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets.

The funding plan for the $3 billion in costs includes the substantial majority of the funds drawn under the Credit Facility, together with cash and marketable securities on hand, and internally generated cash flows, including contracted cash flows from hosted payloads.

While the contracted cash flows from the Company’s primary hosted payload customer, Aireon, are interest-bearing if not paid on time, the Company expects those hosted payload payments to be delayed. Aireon is working to secure contracts with the air navigation service providers, or ANSPs, including the FAA, for the sale of Aireon’s space-based automatic dependent surveillance-broadcast, or ADS-B, services. Aireon is currently seeking to raise the capital it will need to fund its continued operations and its hosted payload payments to the Company. Aireon’s ability to fund its hosted payload payments to the Company in the previously anticipated timeframe has been adversely affected by delays in its completion of sales to these ANSPs, which the Company believes results in part from delays in the development, construction and launch of the Iridium NEXT system.

In anticipation of potential delays in receipt of the Aireon hosting payments, the Company entered into discussions with its Credit Facility lenders and Thales to delay or reduce the Company’s payment obligations. The Company believes it has agreed in principle to terms with the lenders for an amendment to the Credit Facility to, among other things, delay and partially refund up to $98.0 million of the Company’s currently scheduled contributions to the DSRA, through March 2019. The Company has also agreed with Thales on terms for a promissory note to delay until March 2019 approximately $100.0 million in construction milestone payments that the Company otherwise would anticipate being required to make in 2017 and 2018 under its full scale development contract, or FSD.  The Company will still need full payment of the Aireon hosting fees or other financing arrangements by the end of the first quarter of 2019 in order to repay Thales and fully fund the DSRA. The amendment to the Credit Facility would also place restrictions on funds paid to the Company by Aireon with respect to the $200 million in hosting fees due from them. The amendment would require that the first $50 million of such hosting fees be placed in a restricted account, which the Company could access if at any time its projected liquidity three months in the future falls below a specified level. Aireon hosting fees received above the first $50 million would be used to replenish the DSRA and repay the Thales promissory note. The amendment would also include changes to the Company’s financial covenants and require the temporary suspension of dividend payments, for five quarters, on its Series A Preferred Stock and Series B Preferred Stock, but the amendment does not include any requirements that the Company raise additional equity. The terms of the proposed agreement with Thales also include a specified amount of liquidated damages that Thales owes the Company for manufacturing delays to date and the additional costs the Company must pay Thales for launch delays. Under the terms as agreed, these amounts are expected to fully offset each other.

There can be no assurance that internally generated cash flows, including those from hosting and data services on the Iridium NEXT satellites, will meet the Company’s current expectations. If sufficient cash flows are not generated, or if the cost of implementing Iridium NEXT or the other elements of the Company’s business plan are higher than anticipated, the Company may need further external funding. The ability to obtain additional funding may be adversely affected by a number of factors, including global economic conditions, and such funding may not be available on reasonable terms or at all. If the Company is not able to secure such funding in a timely manner, the ability to maintain the network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and the Company would likely need to delay some elements of the Iridium NEXT development. The Company’s liquidity and the ability to fund its liquidity requirements also depend on the Company’s future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond the Company’s control.

The Company believes that its liquidity sources will provide sufficient funds for it to meet its liquidity requirements for at least the next 12 months, provided the Company is successful in adjusting its funding plan, as described above.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

5. Boeing Insourcing Agreement

On November 28, 2016, the Company entered into an Insourcing Agreement with Boeing for the Company to hire, effective January 3, 2017, the majority of Boeing employees and third party contractors who were responsible for the operations and maintenance of the Company’s satellite constellation and ground infrastructure. Pursuant to the Insourcing Agreement, the Company agreed to pay Boeing $5.5 million, of which $2.75 million was paid in December 2016 and the remaining $2.75 million will be paid in December 2017. Concurrent with the hiring of the assembled workforce on January 3, 2017, the Company and Boeing terminated their previous Operations and Maintenance Agreement (“O&M Agreement”) and Iridium NEXT Support Service Agreement and entered into a new Development Services Agreement (“DSA”) with a $6.0 million minimum annual commitment through 2021. As a result of these agreement terminations, Boeing no longer has a unilateral right to commence the de-orbit of the Company’s first-generation satellites. The assembled workforce was recorded as a definite-lived intangible asset in January 2017 and will be amortized over an estimated useful life of 7 years. Additionally, by terminating the O&M Agreement, the Company recognized a $14.2 million gain from the derecognition of a purchase accounting liability created from GHL Acquisition Corp’s acquisition of Iridium in 2009 related to the fair value of the contractual arrangement with Boeing as of that date and the remainder of a credit resulting from the July 2010 Boeing O&M contract amendment.

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

In May 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. Members of the Company’s board of directors receive a portion of their annual compensation in the form of equity awards under the 2015 Plan. An aggregate amount of approximately 96,000 and 126,000 RSUs were granted in January 2017 and 2016, respectively. These RSUs vest in full on the first anniversary of the grant date. The estimated aggregate grant date fair value of the RSUs granted to the directors in January 2017 and 2016 was $1.0 million for each year.

During the three months ended March 31, 2017 and 2016, the Company granted approximately 40,000 and 158,000 stock options, respectively, to its employees, with an estimated aggregate grant date fair value of $0.2 million and $0.5 million, respectively. Additionally, during the three months ended March 31, 2017 and 2016, the Company granted 964,000 and 564,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $8.5 million and $4.0 million, respectively. Employee stock options and service-based RSUs generally vest over a four-year service period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter.

In March 2017 and 2016, the Company awarded approximately 1,190,000 and 1,335,000 performance-based RSUs to the Company’s executives and employees (the “Bonus RSUs”). The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Vesting of the March 2017 and 2016 Bonus RSUs is dependent upon the Company’s achievement of defined performance goals over a one-year period (fiscal year 2017 for the March 2017 Bonus RSUs and fiscal year 2016 for the March 2016 Bonus RSUs). Management believes it is probable that certain of the March 2017 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s Board of Directors and, if such goals are achieved, the March 2017 Bonus RSUs will vest, subject to continued employment, in March 2018. Certain of the March 2016 Bonus RSUs vested in March 2017. The estimated aggregate grant date fair value of the March 2017 and 2016 Bonus RSUs was $10.5 million and $9.4 million, respectively.

Additionally, in March 2017 and 2016, the Company awarded approximately 173,000 and 119,000 performance-based RSUs, respectively, to the Company’s executives (the “Performance RSUs”).  Vesting of the 2017 and 2016 Performance RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period (fiscal years 2017 and 2018 for the Performance RSUs granted in 2017 and fiscal years 2016 and 2017 for the Performance RSUs granted in 2016). Management believes it is probable that certain of the Performance RSUs will vest. The number of Performance RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the Performance RSUs will vest in March in the year after the performance period ends and the remaining 50% will vest in March of the third year after grant, in each case subject to the executive’s continued service as of the vesting date.

The estimated aggregate grant date fair value of the Performance RSUs was $1.5 million for the 2017 grants and $0.8 million for the 2016 grants.

7. Equity Transactions and Instruments

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of March 31, 2017.

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

During each of the three months ended March 31, 2017 and 2016, the Company paid cash dividends of $1.8 million to holders of the Series A Preferred Stock. As of March 31, 2017 and December 31, 2016, the Company had accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

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

During each of the three months ended March 31, 2017 and 2016, the Company paid cash dividends of $2.1 million to holders of the Series B Preferred Stock. As of March 31, 2017 and December 31, 2016, the Company had accrued $0.4 million in cash dividends for the holders of the Series B Preferred Stock, which is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

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

8. Net Income Per Share

The Company calculates basic net income per share by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options, is computed using the treasury stock method. The effect of potential dilutive common shares from the conversion of outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. The RSUs granted to members of the Company’s board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. As a result, the calculation of basic and diluted net income per share excludes net income attributable to the unvested RSUs granted to the Company’s board of directors from the numerator and excludes the impact of the unvested RSUs granted to the Company’s board of directors from the denominator.

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders (numerator for basic net income per share)	$34,089	$24,661
Dividends on Series A Preferred Stock	1,750	1,750
Dividends on Series B Preferred Stock	2,109	2,109
Numerator for diluted net income per share	$37,948	$28,520

Denominator:

Denominator for basic net income per share - weighted average outstanding common shares	96,853	95,656
Dilutive effect of stock options	1,136	49
Dilutive effect of contingently issuable shares	1,051	-
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,728	16,728
Denominator for diluted net income per share	126,370	123,035

Net income per share attributable to common stockholders - basic	$0.35	$0.26
Net income per share attributable to common stockholders - diluted	$0.30	$0.23

For the three months ended March 31, 2017, options to purchase 0.2 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended March 31, 2017, 1.4 million unvested non-performance-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 1.5 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

For the three months ended March 31, 2016, options to purchase 5.0 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended March 31, 2016, 1.5 million unvested non-performance based RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share, as the effect would be anti-dilutive, and 1.6 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on February 23, 2017, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 70 service providers, approximately 200 value-added resellers, or VARs, and approximately 65 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At March 31, 2017, we had approximately 869,000 billable subscribers worldwide, representing an increase of 10% from approximately 788,000 billable subscribers at March 31, 2016. We have a diverse customer base, with end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue, including revenue from hosting and data services. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

We began launching our new Iridium NEXT satellite constellation in January 2017, which we expect to complete in 2018, and which will replace our first-generation satellite network with the same interlinked mesh architecture of our first-generation constellation, with 66 operational satellites, as well as in-orbit and ground spares. Of the ten Iridium NEXT satellites we launched in January, eight have been placed into service, and two are being drifted to an adjacent plane.

We have contracted with Thales Alenia Space France, or Thales, to construct the Iridium NEXT satellites, which are compatible with our first-generation constellation and current end-user equipment, so that as we launch Iridium NEXT satellites, we will replace the first-generation satellites in our constellation without affecting the service to our end users. We plan to deploy 75 satellites on seven dedicated Falcon 9 rockets and one shared Falcon 9 rocket launched by Space Exploration Technologies Corporation, or SpaceX.  We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2018 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds drawn under our

$1.8 billion credit facility, or the Credit Facility, which was fully drawn as of February 2017, together with cash on hand and internally generated cash flows, including contracted cash flows from hosted payloads.

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

Recent Developments

Iridium NEXT

As described above, we have begun launching Iridium NEXT. As a result of the delays in the Iridium NEXT launch schedule, we updated the estimated useful lives of the current satellites and extended the lives to be consistent with the expected deployment of Iridium NEXT in 2018. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

The Credit Facility requires us to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. We finished placing this insurance during 2016.

Our insurance program includes our ground spares and a prepaid relaunch right with SpaceX to self-insure a portion of our launch and in-orbit risks, as permitted under the Credit Facility. While we believe this has enabled us to obtain insurance at a substantially lower cost than would have been possible without the spares and relaunch right, if we use our spares to replace lost satellites, we will likely choose to purchase additional satellites to maintain a backup supply of spares. The cost of such additional spares is not included in the $3 billion estimated cost for the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018.

Contemplated Amendment to Credit Facility

As described below under “Liquidity and Capital Resources,” in anticipation of potential delays in receipt of the Aireon hosting payments, we entered into discussions with our Credit Facility lenders and Thales to delay or reduce our payment obligations.  We believe we have agreed in principle to terms with the lenders for an amendment to the Credit Facility to, among other things, delay and partially refund up to $98.0 million of our currently scheduled contributions to the cash reserve account for debt repayment, or DSRA, under the Credit Facility, through March 2019. We have also agreed with Thales on terms for a promissory note to delay until March 2019 approximately $100.0 million in construction milestone payments that we otherwise would anticipate being required to make in 2017 and 2018 under our full scale development contract, or FSD, with Thales.  We will still need to receive full payment of the Aireon hosting fees or other financing arrangements by the end of the first quarter of 2019 in order to repay Thales and fully fund the DSRA.

The amendment to the Credit Facility would also place restrictions on funds paid to us by Aireon with respect to the $200 million in hosting fees due from them. The amendment would require that the first $50 million of such hosting fees be placed in a restricted account, which we could access if at any time our projected liquidity three months in the future fell below a specified level. Aireon hosting fees above the first $50 million would be used to replenish the DSRA and pay the Thales note. The amendment would also include changes to our covenants, including our financial covenants, and require the temporary suspension of dividend payments, for five quarters, on our Series A Preferred Stock and Series B Preferred Stock, but would not include any requirements that we raise additional equity. The terms of our proposed agreement with Thales also include agreement as to the amount of liquidated damages Thales owes us for manufacturing delays to date and the additional costs we must pay Thales for launch delays. Under the terms agreed, we expect these amounts to fully offset each other.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;
•	increased demand for communications services by disaster and relief agencies, and emergency first responders;
•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;
•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;
•	regulatory mandates requiring the use of mobile satellite services;
•	a general reduction in prices of mobile satellite services and subscriber equipment; and
•	geographic market expansion through the ability to offer our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to continue to manufacture and launch Iridium NEXT and successfully transfer service from our first-generation satellites to our Iridium NEXT satellites;
•	our ability to develop new and innovative products and services for Iridium NEXT;
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

Comparison of Our Results of Operations for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
		% of Total		% of Total	Change
($ in thousands)	2017	Revenue	2016	Revenue	Dollars	Percent
Revenue:
Services	$81,773	78%	$79,823	77%	$1,950	2%
Subscriber equipment	17,114	17%	17,560	16%	(446)	(3%)
Engineering and support services	5,539	5%	6,819	7%	(1,280)	(19%)
Total revenue	104,426	100%	104,202	100%	224	0%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	16,958	16%	15,903	15%	1,055	7%
Cost of subscriber equipment	10,104	10%	10,463	10%	(359)	(3%)
Research and development	3,227	3%	2,559	3%	668	26%
Selling, general and administrative	19,217	18%	19,063	18%	154	1%
Depreciation and amortization	13,507	13%	12,936	12%	571	4%
Total operating expenses	63,013	60%	60,924	58%	2,089	3%

Gain on Boeing transaction	14,189	14%	-	0%	14,189	100%

Operating income	55,602	54%	43,278	42%	12,324	28%

Other income (expense):
Interest income, net	833	1%	758	1%	75	10%
Undrawn credit facility fees	(25)	0%	(503)	(1%)	478	(95%)
Other expense, net	(62)	0%	(13)	0%	(49)	377%
Total other income, net	746	1%	242	0%	504	208%
Income before income taxes	56,348	55%	43,520	42%	12,828	29%
Provision for income taxes	(18,400)	(18%)	(15,000)	(14%)	(3,400)	23%
Net income	$37,948	37%	$28,520	28%	$9,428	33%

Revenue

Commercial Service Revenue

	Three Months Ended
	March 31, 2017			March 31, 2016			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$42.6	351	$39	$42.7	348	$40	$(0.1)	3	$(1)
Commercial M2M data	17.2	432	13	15.1	365	14	2.1	67	(1)
Total Commercial	$59.8	783		$57.8	713		$2.0	70

(1)	Billable subscriber numbers shown are at the end of the respective period.
(2)

Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period. ARPU excludes revenue from our non-subscriber satellite, timing, and location service that was launched in the second quarter of 2016 and revenue from data fees collected as part of the hosted payload service that became available with Iridium NEXT in the first quarter of 2017.

For the three months ended March 31, 2017, commercial voice and data revenue decreased slightly primarily due to continued declines in telephony airtime usage, partially offset by increases in Iridium OpenPort® services.

We anticipate revenue from our hosting and data services to increase as more Iridium NEXT satellites are placed into service over the launch campaign, which is expected to be completed in 2018.  Hosting and data services for the three months ended March 31, 2017 were immaterial.

For the three months ended March 31, 2017, commercial M2M data revenue increased primarily due to an 18% increase in commercial M2M data billable subscribers, partially offset by a decline in the related ARPU due to the growth in subscribers using lower data usage plans.

We anticipate continued growth in billable commercial subscribers for the remainder of 2017.

Government Service Revenue

Three Months Ended
	March 31, 2017		March 31, 2016		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$22.0	86	$22.0	75	$-	11

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the three months ended March 31, 2017 did not change from the prior year period as a result of the final contractual price increase having taken place in October 2015 under the Enhanced Mobile Satellite Services, or EMSS, contract with the U.S. government’s Defense Information Systems Agency. Under this contract, revenue is a fixed monthly amount and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the current EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties. Additionally, the EMSS contract expires in October 2018 and pricing is then subject to renegotiation.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased $0.4 million, or 3%, for the three months ended March 31, 2017 compared to the prior year period. The decrease was primarily due to lower handset and Iridium Pilot® terminal sales, partially offset by increased Iridium M2M device and L-Band transceiver unit sales.

Engineering and Support Service Revenue

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
	(In millions)
Government	$5.0	$6.1	$(1.1)
Commercial	0.5	0.7	(0.2)
Total	$5.5	$6.8	$(1.3)

Engineering and support service revenue decreased by $1.3 million, or 19%, for the three months ended March 31, 2017 compared to the prior year period primarily as a result of completing the engineering phase of a contract with the U.S. Department of Defense, or DoD, to adapt the Iridium Extreme® handset for DoD applications.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased $1.1 million, or 7%, for the three months ended March 31, 2017 from the prior year period, primarily as a result of costs associated with operating our new gateway in Russia that completed at the end of 2016 and insurance costs from Iridium NEXT satellites placed into service during the first quarter of 2017. These increases were partially offset by a decrease in engineering costs related to completing the DoD contract to adapt the Iridium Extreme handset for DoD applications.

We expect our insurance costs to increase as we place Iridium NEXT satellites into service throughout the launch campaign, which is expected to be complete in mid-2018.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased by $0.4 million, or 3%, for the three months ended March 31, 2017 compared to the prior year period. This decrease is primarily due to a lower volume of handset and Iridium Pilot terminal sales.

Research and Development

Research and development expenses increased by $0.7 million, or 26%, for the three months ended March 31, 2017 compared to the prior year period due to increased spend on Iridium NEXT projects.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $0.2 million, or 1%, for the three months ended March 31, 2017 compared to the prior year period, primarily due to increases in employee-related expenses and professional fees, partially offset by the reclassification of expenses associated with the Boeing Insourcing Agreement.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.6 million, or 4%, for the three months ended March 31, 2017 compared to the prior year period, primarily due to the addition of new assets, including assets related to the Russian gateway completed at the end of 2016 and Iridium NEXT satellites placed into service during the three-month period ended March 31, 2017, partially offset by continued changes in the estimated useful lives of the satellites within our first-generation constellation. We updated our analysis of the current satellites’ remaining useful lives in the first quarter of 2017.  We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.

Gain on Boeing Transaction

On November 28, 2016, we entered into an Insourcing Agreement with Boeing for us to hire, effective as of January 3, 2017, the majority of Boeing employees and third party contractors who were responsible for the operations and maintenance of our satellite constellation and ground infrastructure.  As a result, we and Boeing terminated our previous Operations and Maintenance Agreement, or O&M Agreement, and our previous Iridium NEXT Support Service Agreement and entered into a new Development Services Agreement, or DSA, with a $6.0 million annual take-or-pay commitment through 2021.

We recognized a $14.2 million gain in the quarter ended March 31, 2017, consisting of (1) the derecognition of a purchase accounting liability of $11.0 million created when GHL Acquisition Corp acquired Iridium in 2009 related to the fair value of the contractual arrangement with Boeing as of that date and (2) the remainder of a credit, $3.2 million, resulting from an O&M Agreement amendment in July 2010.

Other Income (Expense)

Undrawn Credit Facility Fees

Commitment fees on the undrawn portion of the Credit Facility were less than $0.1 million for the three months ended March 31, 2017 compared to $0.5 million for the prior year period. The decrease of the commitment fee is directly related to the increase in the amounts borrowed under the Credit Facility as we continued to finance the development of Iridium NEXT. The Credit Facility was fully drawn in February 2017, and as a result we will no longer incur undrawn fees beginning in the second quarter of 2017.

Provision for Income Taxes

For the three months ended March 31, 2017, our income tax provision was $18.4 million, compared to $15.0 million for the prior year period.  The increase in the income tax provision is primarily related to an increase in our income before taxes, partially offset by a decrease in our effective tax rate related to lower state taxes in the current year compared to the prior year. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $37.9 million for the three months ended March 31, 2017, an increase of $9.4 million from the prior year period. This increase in net income was primarily driven by the $14.2 million gain on the Boeing transaction, as described above. This increase was partially offset by the $2.3 million increase in total operating expenses, as well as the $3.4 million increase in the provision for income taxes.

Liquidity and Capital Resources

As of March 31, 2017, our total cash and cash equivalents balance was $386.2 million, and our marketable securities balance was $32.9 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, as well as internally generated cash flows, including contracted cash flows from hosted payloads. Our Credit Facility was fully drawn as of February 2017. Our principal liquidity requirements are to meet capital expenditure needs, principally the launch and deployment of Iridium NEXT, as well as for working capital, interest and future principal payments on the Credit Facility, and dividend payments on our Series A Preferred Stock and Series B Preferred Stock.

While the contracted cash flows from our primary hosted payload customer, Aireon, are interest-bearing if not paid on time, we expect those hosted payload payments will continue to be delayed. Aireon is working to secure contracts with ANSPs, including the FAA, for the sale of Aireon’s space-based ADS-B services. Aireon is currently seeking to raise the capital it will need to fund its continued operations and a portion of our hosted payload payments. Its ability to fund our hosted payload payments in the previously anticipated timeframe has been adversely affected by delays in its sales efforts to these ANSPs, which we believe in part results from delays in the development, construction and launch of the Iridium NEXT system.

In anticipation of potential delays in receipt of the Aireon hosting payments, we entered into discussions with our Credit Facility lenders and Thales to delay or reduce our payment obligations. We believe we have agreed in principle to terms with our lenders to an amendment to the Credit Facility to, among other things, delay and partially refund up to $98.0 million of our currently scheduled contributions to the cash reserve account for debt repayment, or DSRA, through March 2019. We have also agreed with Thales on terms for a promissory note to delay until March 2019 approximately $100.0 million in construction milestone payments that we otherwise would anticipate being required to make in 2017 and 2018 under our full scale development contract, or FSD.  We will still need to receive full payment of the Aireon hosting fees or other financing arrangements by the end of the first quarter of 2019 in order to repay Thales and fully fund the DSRA. The amendment to the Credit Facility would also place restrictions on funds paid to us by Aireon with respect to the $200 million hosting fees due from them. The amendment would require that the first $50 million of such hosting fees be placed in a restricted account, which we could access if at any time our projected liquidity three months in the future falls below a specified level. Aireon hosting fees above the first $50 million would be used to replenish the DSRA and pay the Thales promissory note. The amendment would also include changes to our covenants, including our financial covenants, and require the temporary suspension of dividend payments, for five quarters, on our Series A Preferred Stock and Series B Preferred Stock, but would not include any requirements that we raise additional equity. The terms of our agreement with Thales also include agreement as to the amount of liquidated damages Thales owes us for manufacturing delays to date and the additional costs we must pay Thales for launch delays. Under the terms as agreed, we expect these amounts to fully offset each other.

There can be no assurance that our internally generated cash flows, including those from hosting and data services on our Iridium NEXT satellites, will meet our current expectations. If we do not generate sufficient cash flows, if the cost of implementing Iridium NEXT or the other elements of our business plan are higher than anticipated, or if we fail to finalize our agreements with our Credit Facility lenders and Thales as described above, we may need further external funding. Our ability to obtain additional funding may be adversely affected by a number of factors, including global economic conditions, and such funding may not be available on reasonable terms or at all. If we are not able to secure such funding in a timely manner, our ability to maintain our network, to design, build and launch Iridium NEXT and related ground infrastructure, products and services, and to pursue additional growth opportunities will be impaired, and we would likely need to delay some elements of our Iridium NEXT deployment. Our liquidity and our ability to fund our liquidity requirements also depend on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

Holders of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $7.00 and $16.875 per share, respectively. Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. For each full quarter that the Series A Preferred Stock or Series B Preferred Stock, as applicable, is outstanding, and assuming that no shares have been converted into common stock, we are required to pay cash dividends of $1.75 million and $2.1 million, respectively, per quarter. Except to the extent we suspend payment of the dividends as described above, we expect that we will satisfy dividend requirements, if and when declared, from internally generated cash flows.

As of March 31, 2017, we reported $1,684.4 million in borrowings under the Credit Facility in our condensed consolidated balance sheet, net of $115.6 million of deferred financing costs, for an aggregate balance of $1.8 billion outstanding under the Credit Facility. Pursuant to the Credit Facility, we maintain the DSRA. As of March 31, 2017, the DSRA balance was $135.0 million, which is classified as restricted cash in our condensed consolidated balance sheet. Unless modified as described above, the DSRA requirement will increase to $189.0 million in 2017, absent a final agreement with the Credit Facility lenders to adjust our DSRA, described above. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

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
•

specified minimum levels of consolidated operational earnings before interest, taxes, depreciation and amortization, or operational EBITDA, for the 12-month periods ending June 30 and December 31, 2017;

•	specified minimum cumulative cash flow requirements from customers who have hosted payloads on our satellites, measured June 30 and December 31, 2017, and June 30, 2018;
•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5; and
•

specified maximum leverage levels during the repayment period that decline from a ratio of 4.73 to 1 for the twelve months ending June 30, 2018 to a ratio of 2.36 to 1 for the twelve months ending December 31, 2024.

Our available cash balance, as defined by the Credit Facility, was $394.5 million as of March 31, 2017. Our debt-to-equity ratio was 0.51 to 1 as of December 31, 2016, the last point at which it was required to be measured. We were also in compliance with the operational EBITDA and hosted payload cash flow covenants and the annual capital expenditure covenant set forth above as of December 31, 2016, the last point at which they were required to be measured.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows fall short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2016, the last point at which it was measured, we had no available cure amount, although it was not necessary for us to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

We believe that our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months, provided we are successful in adjusting our funding plan, as described above.

Cash Flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Cash provided by operating activities	$63,864	$47,019	$16,845
Cash provided by (used in) investing activities	$(42,616)	$2,357	$(44,973)
Cash provided by (used in) financing activities	$(6,462)	$52,068	$(58,530)

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 increased $16.8 million from the prior year period principally due to changes in working capital requirements compared to the prior period.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 increased by $45.0 million compared to the prior year period primarily due to a $71.9 million decrease in net sales of marketable securities, partially offset by a $26.9 million decrease in capital expenditures primarily related to Iridium NEXT.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 increased by $58.5 million from the prior year period primarily due to a $49.7 million decrease in borrowings under our credit facility in 2017 and the $11.0 million increase in restricted cash deposits to support the credit facility covenant.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of March 31, 2017 (in millions), absent a final agreement with the Credit Facility lenders and Thales to adjust our payment obligations, as described above in Liquidity and Capital Resources:

	Less than			More than
Contractual Obligations	1 year	1-3 Years	3-5 years	5 years	Total
Payment obligations:
Thales (1)	$435.4	$31.6	$—	$—	$467.0
SpaceX(2)	121.3	16.0	—	—	137.3
Launch and in-orbit insurers(3)	85.6	—	—	—	85.6
Kosmotras (4)	—	15.0	—	—	15.0
Boeing (5)	8.8	12.0	10.5	—	31.3
Debt obligations: (6)
Principal	18.0	525.0	612.0	645.0	1,800.0
Contractual interest	121.6	163.2	113.6	57.3	455.7
Operating lease obligations (7)	3.6	7.2	7.6	11.3	29.7
Uncertain tax positions (8)	—	—	—	—	1.0
Unconditional purchase obligations (9)	17.9	3.3	0.5	—	21.7
Total	$812.2	$773.3	$744.2	$713.6	$3,044.3

(1)

Thales obligations consist of commitments under the FSD for the design and manufacture of satellites for Iridium NEXT. We previously used the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. The Credit Facility was fully drawn in February 2017, and as a result, we will pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flows, including contracted cash flows from hosted payloads. As of March 31, 2017, we had made aggregate payments of $1,787.6 million to Thales. The timing of a portion of the contractual obligation payments to Thales shown in the table above is based on current expectations regarding Thales’ manufacturing schedule and SpaceX’s targeted launch schedule.

(2)

SpaceX obligations consist of remaining payments to secure SpaceX as the primary launch services provider for Iridium NEXT. The total price for seven launches and a reflight option in the event of launch failure is $468.1 million. In November 2016, we entered into an agreement for an eighth launch with SpaceX to launch five spare satellites and share the services with GFZ German Research Centre for Geosciences. The total price under our agreement with SpaceX for the eighth launch is $67.9 million. As of March 31, 2017, we had made aggregate payments of $398.7 million to SpaceX. The timing of a portion of the contractual obligation payments to SpaceX shown in the table above is based on current expectations regarding SpaceX’s targeted launch schedule.

(3)

The total insurance premium is $118.2 million, and as of March 31, 2017, we had made aggregate payments of $32.6 million. The timing of the majority of the contractual obligation payments shown in the table above is based on current expectations regarding SpaceX’s targeted launch schedule.

(4)

Kosmotras obligations consist of remaining payments to purchase one launch. In June 2013, we exercised an option for one launch to carry two Iridium NEXT satellites. If we do not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of March 31, 2017, we had made aggregate payments of $36.8 million to Kosmotras. The timing of a portion of the contractual obligation payments to Kosmotras shown in the table above is based on the earliest date we may include Kosmotras in our launch schedule.

(5)

Boeing obligations represent a new five-year take-or-pay commitment with the execution of the Development Services Agreement and the final payment for the acquisition of the assembled workforce due in December 2017.

(6)

Debt obligations include repayment of the Credit Facility as of March 31, 2017. We have included interest payments to be made on our fixed and variable rate tranches of the Credit Facility. Interest payments for variable rate debt have been estimated based on the six-month LIBOR forward contracts. We did not include the increase to the DSRA of $54.0 million, as required under the terms of the Credit Facility, from $135.0 million, as of March 31, 2017, to $189.0 million in 2017, absent a final agreement with the Credit Facility lenders to adjust the DSRA. The DSRA is classified as restricted cash on the condensed consolidated balance sheet.

(7)

Operating lease obligations do not include payments to landlords covering real estate taxes, common area maintenance and other charges, as such fees are not determinable based upon the provisions of our lease agreements.

(8)

As of March 31, 2017, we estimated our uncertain tax positions to be $1.0 million, including penalties and interest. However, we are unable to reasonably estimate the period of the possible future payments for the remaining balance, and therefore the remaining balance has not been reflected in a specified period.

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

The contractual obligations table does not include future payments of dividends on the Series A Preferred Stock or Series B Preferred Stock. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 7.00% per annum of the $100 liquidation preference per share, which is equivalent to an annual rate of $7.00 per share. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 6.75% per annum of the $250 liquidation preference per share, which is equivalent to an annual rate of $16.875 per share. Dividends on both the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year. Neither the Series A Preferred Stock nor the Series B Preferred stock has a stated maturity date. Holders of Series A Preferred Stock and Series B Preferred Stock may convert some or all of their outstanding shares to common stock at the stated conversion rate. On or after October 3, 2017, we may at our option cause some or all of the shares of Series A Preferred Stock to be automatically converted into shares of common stock at the then prevailing conversion rate if specified conditions are satisfied. On or after May 15, 2019, we may, at our option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. We cannot forecast the conversions, if any, of Series A Preferred Stock or Series B Preferred Stock to common stock and thus cannot forecast with certainty the amounts of future dividend payments on outstanding Series A Preferred Stock. As of March 31, 2017, there were 1,000,000 shares of Series A Preferred Stock and 500,000 shares of Series B Preferred Stock outstanding.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, useful lives of property and equipment, long-lived assets and other intangible assets, inventory, internally developed software, deferred financing costs, asset retirement obligations, income taxes, stock-based compensation, warranty expenses, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.  During the three months ended March 31, 2017, there were no material changes to our critical accounting policies and use of estimates.

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

We had borrowed an aggregate $1.8 billion under the Credit Facility as of March 31, 2017. A portion of the draws we made under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended March 31, 2017, a one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. At times we maintain cash and cash equivalent deposit balances in excess of Federal Deposit Insurance Corporation limits, and we may have marketable securities balances in excess of Securities Investment Protection Corporation limits. However, we maintain our cash, cash equivalents and marketable securities with financial institutions with high credit ratings. The majority of our cash is swept nightly into funds that invest in or are collateralized by U.S. government-backed securities. We invest in marketable securities consisting of U.S. treasury notes, fixed income debt instruments and commercial paper debt instruments with fixed interest rates and maturity dates within three years of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2016. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of March 31, 2017, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017. There have been no material changes from the risk factors described in the annual report.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: April 27, 2017

EXHIBIT INDEX

Exhibit	Description

10.1†

Amendment, dated February 10, 2017, to the COFACE Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the COFACE agent, dated as of October 4, 2010, as amended and restated on May 2, 2014.

10.2

Amendment No. 5, dated as of March 8, 2017, to the Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC; Iridium Satellite LLC; NAV CANADA; NAV CANADA Satellite, Inc.; Enav S.p.A.; ENAV North Atlantic LLC; Naviair; Naviair Surveillance A/S; Irish Aviation Authority Limited and IAA North Atlantic Inc., dated as of February 14, 2014.

10.3†	Amendment No. 27 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 2, 2017.

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on April 27, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i)   Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016;

(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016;

(iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and

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