Form 10-Q
period 2017-06-30
Iridium Communications Inc.
filed 2017-07-27
CIK 1418819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 24, 2017 was 97,668,880.

IRIDIUM COMMUNICATIONS INC.

PART I.

Iridium Communications Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$335,199	$371,167
Marketable securities	21,322	39,328
Accounts receivable, net	63,379	57,373
Inventory	20,422	18,204
Prepaid expenses and other current assets	22,660	30,698
Total current assets	462,982	516,770
Property and equipment, net	3,111,042	2,813,084
Restricted cash	135,265	113,139
Other assets	10,530	10,836
Intangible assets, net	50,784	45,796
Total assets	$3,770,603	$3,499,625

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$128,254	$11,131
Accrued expenses and other current liabilities	28,920	23,840
Interest payable	14,272	14,136
Deferred revenue	36,641	34,087
Total current liabilities	208,087	83,194
Accrued satellite operations and maintenance expense, net
of current portion	-	13,138
Credit facility, net	1,688,420	1,657,145
Deferred income tax liabilities, net	390,974	361,656
Deferred revenue, net of current portion	37,503	36,417
Other long-term liabilities	33,075	4,317
Total liabilities	2,358,059	2,155,867

Commitments and contingencies

Stockholders' equity:
Series A Preferred Stock, $0.0001 par value, 1,000 shares authorized,
issued and outstanding	-	-
Series B Preferred Stock, $0.0001 par value, 500 shares
authorized, issued and outstanding	-	-
Common stock, $0.001 par value, 300,000 shares authorized, 97,657
and 95,879 shares issued and outstanding, respectively	98	96
Additional paid-in capital	1,069,436	1,060,311
Retained earnings	347,664	288,797
Accumulated other comprehensive loss, net of tax	(4,654)	(5,446)
Total stockholders' equity	1,412,544	1,343,758
Total liabilities and stockholders' equity	$3,770,603	$3,499,625

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue:
Services	$86,623	$83,486	$168,396	$163,309
Subscriber equipment	18,844	20,362	35,958	37,922
Engineering and support services	6,137	5,347	11,676	12,166
Total revenue	111,604	109,195	216,030	213,397

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	21,368	16,448	38,326	32,351
Cost of subscriber equipment	10,868	11,859	20,972	22,322
Research and development	3,014	4,013	6,241	6,572
Selling, general and administrative	20,411	22,303	39,628	41,366
Depreciation and amortization	20,201	12,843	33,708	25,779
Total operating expenses	75,862	67,466	138,875	128,390

Gain on Boeing transaction	-	-	14,189	-

Operating income	35,742	41,729	91,344	85,007

Other income (expense):
Interest income, net	832	800	1,665	1,558
Undrawn credit facility fees	-	(368)	(25)	(871)
Other income (expense), net	(56)	333	(118)	320
Total other income, net	776	765	1,522	1,007
Income before income taxes	36,518	42,494	92,866	86,014
Provision for income taxes	(11,740)	(15,640)	(30,140)	(30,640)
Net income	24,778	26,854	62,726	55,374
Series A Preferred Stock dividends, declared and paid	-	1,750	1,750	3,500
Series B Preferred Stock dividends, declared and paid	-	2,109	2,109	4,218
Series A Preferred Stock dividends, undeclared	1,750	-	1,750	-
Series B Preferred Stock dividends, undeclared	2,109	-	2,109	-
Net income attributable to common stockholders	$20,919	$22,995	$55,008	$47,656

Weighted average shares outstanding - basic	97,989	95,913	97,424	95,782
Weighted average shares outstanding - diluted	126,943	123,465	126,659	123,227
Net income attributable to common stockholders per share - basic	$0.21	$0.24	$0.56	$0.50
Net income attributable to common stockholders per share - diluted	$0.20	$0.22	$0.49	$0.45

Comprehensive income:
Net income	$24,778	$26,854	$62,726	$55,374
Foreign currency translation adjustments, net of tax	(1,448)	1,068	799	2,935
Unrealized gain (loss) on marketable securities, net of tax	(3)	138	(7)	267
Comprehensive income	$23,327	$28,060	$63,518	$58,576

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net cash provided by operating activities	$119,866	$108,835

Cash flows from investing activities:
Capital expenditures	(168,172)	(156,802)
Purchases of marketable securities	-	(19,414)
Sales and maturities of marketable securities	17,901	146,265
Net cash used in investing activities	(150,271)	(29,951)

Cash flows from financing activities:
Borrowings under the Credit Facility	22,207	129,431
Payment of deferred financing fees	(1,533)	(8,158)
Restricted cash deposits	(22,126)	(11,094)
Proceeds from exercise of stock options	1,572	80
Tax payment upon settlement of stock awards	(1,753)	(586)
Payment of Series A Preferred Stock dividends	(1,750)	(3,500)
Payment of Series B Preferred Stock dividends	(2,109)	(4,218)
Net cash provided by (used in) financing activities	(5,492)	101,955

Effect of exchange rate changes on cash and cash equivalents	(71)	477

Net increase (decrease) in cash and cash equivalents	(35,968)	181,316
Cash and cash equivalents, beginning of period	371,167	185,665
Cash and cash equivalents, end of period	$335,199	$366,981

Supplemental cash flow information:
Interest paid	$42,458	$10,985
Income taxes paid, net	$1,312	$735

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$152,722	$5,388
Interest capitalized but not paid	$14,272	$13,314
Capitalized amortization of deferred financing costs	$10,600	$9,156
Capitalized paid-in-kind interest	$253	$25,136
Capitalized stock-based compensation	$1,561	$1,304

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A Preferred Stock	$292	$292
Dividends accrued on Series B Preferred Stock	$352	$352

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
•

The Company excluded the excess tax benefits and deficiencies component from the treasury stock method in the diluted earnings per share calculation. The change had an immaterial impact on the Company’s reported diluted earnings per share.

•

The Company recorded current excess tax benefits and tax deficiencies as income tax benefit (expense) in the consolidated statements of operations and comprehensive income. The change resulted in an excess tax benefit of $0.1 million and $1.0 million recorded in the provision for income taxes for the three and six months ended June 30, 2017, respectively.

•	The Company will present excess tax benefits as an operating activity on the condensed consolidated statement of cash flows rather than as a financing activity. Prior periods have not been adjusted.

There were no additional impacts on the Company’s financial statements, resulting from the adoption of ASU 2016-09 that required a retrospective or modified retrospective approach.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and retail inventory method are excluded from this new guidance. When evidence exists that the net realizable value of inventory is less than its cost, the Company will recognize the difference as a loss in earnings in the period the measurement occurs. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with International Financial Reporting Standards (IFRS). The Company applied the new guidance prospectively effective January 1, 2017, as required. The adoption had an immaterial impact on the Company’s condensed consolidated balance sheets, the condensed consolidated statements of operations and comprehensive income, and the condensed consolidated statements of cash flows as of and for the three and six months ended June 30, 2017.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard including clarification on accounting for licenses of intellectual property, identifying performance obligations, and most recently, technical corrections on the interpretation of the new guidance. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 for public entities to be effective for annual and interim periods beginning after December 15, 2017. Early adoption would be permitted no earlier than the original effective date beginning after December 15, 2016. ASU 2014-09 becomes effective for the Company in the first quarter of fiscal 2018 and the Company anticipates adopting the standard using the full retrospective method, which will result in the presentation of prior reporting periods in a manner consistent with 2018. The cumulative effect of the standard will be recognized at the earliest reporting period shown.

The Company has established a project team in order to analyze the effect of the standard on its contracts by reviewing its current accounting policies and practices to identify potential differences which would result from applying the requirements of the new standard to its revenue contracts. The Company has aggregated its contracts into homogeneous revenue streams and is continuing to assess all potential effects of the standard. The Company anticipates a change to the recognition pattern of its prepaid revenue from expiration.  The Company currently recognizes unused prepaid revenue at the date the right to access the prepaid service has expired.  Under the new standard, the Company will estimate the expected revenue that will expire unused and recognize this revenue over the prepaid term. The Company is currently evaluating the impact on revenue from estimating prepaid revenue upon expiration and changing the term over which this revenue is recognized. The Company has not yet completed its review of the effect of this guidance on all revenue streams and, as a result, other changes from current U.S. GAAP may be identified.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. This ASU is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted and reporting organizations are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the effect ASU 2016-02 may have on its condensed consolidated financial statements and related disclosures, but a lease liability and related right-of-use asset will be recognized for operating lease arrangements.

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

Depreciation and Amortization

The Company calculates depreciation expense using the straight line method and evaluates the appropriateness of the useful life used on a quarterly basis or as events occur that require additional assessment. Throughout 2017 and 2016, the Company updated its estimate of the first-generation satellites’ remaining useful lives based on the continued refinement of the launch schedule, health of the first-generation constellation, and deployment plan for the Company’s next-generation satellite constellation (“Iridium NEXT”). As a result, the estimated useful lives of the satellites within the first-generation constellation were extended and are consistent with the expected deployment of Iridium NEXT. The Company will continue to evaluate the useful lives of its first-generation satellites on an ongoing basis through the full deployment of Iridium NEXT, which is expected to occur in 2018. The changes in estimate will also have an effect on future periods through the deployment of Iridium NEXT. The $7.5 million increase in depreciation expense for the six months ended June 30, 2017 compared to the same period of the prior year is primarily related to the addition of new assets, including Iridium NEXT satellites placed into service during the six-month period ended June 30, 2017 and assets related to the Russian gateway completed at the end of 2016, partially offset by the continued refinement in the estimated useful lives of the first-generation satellites.

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

	June 30,	December 31,	Recurring Fair
	2017	2016	Value Measurement
	(in thousands)

Cash and cash equivalents:
Cash	$117,885	$102,194
Money market funds	217,314	266,478	Level 1
Commercial paper	-	2,495	Level 2
Total cash and cash equivalents	$335,199	$371,167

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (the “Credit Facility”) (see Note 4). As of June 30, 2017 and December 31, 2016, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $135.3 million and $113.1 million, respectively.

Marketable Securities

Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets in the accompanying condensed consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for six months ended June 30, 2017 and 2016. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that the decline in fair value of its investments is temporary at June 30, 2017 as the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

The following tables summarize the Company’s marketable securities:

	As of June 30, 2017
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$17,075	$6	$(6)	$17,075	Level 2
U.S. treasury notes	4,251	-	(4)	4,247	Level 2
Total marketable securities	$21,326	$6	$(10)	$21,322

	As of December 31, 2016
	Amortized	Gross	Gross	Estimated	Recurring Fair
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Value Measurement
	(in thousands)
Fixed-income debt securities	$30,037	$14	$(11)	$30,040	Level 2
U.S. treasury notes	9,283	7	(2)	9,288	Level 2
Total marketable securities	$39,320	$21	$(13)	$39,328

The following table presents the contractual maturities of the Company’s marketable securities:

	As of June 30, 2017		As of December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Mature within one year	$19,828	$19,826	$32,776	$32,788
Mature after one year and within three years	1,498	1,496	6,544	6,540
Total	$21,326	$21,322	$39,320	$39,328

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend through 2018, subject to payments using bills of exchange as described below. As of June 30, 2017, the Company had made aggregate payments of $1,826.8 million to Thales, of which $1,511.4 million were financed from borrowings under the Credit Facility, and which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The Credit Facility was fully drawn in February 2017. Prior to the Credit Facility being fully drawn, the Company used the Credit Facility to pay 85% of each invoice received from Thales under the FSD, with the remaining 15% funded from cash on hand. The Company currently pays 100% of each invoice received from Thales from cash and marketable securities on hand or the issuance of a bill of exchange, a French law instrument of indebtedness similar to a promissory note.

On July 26, 2017, the Company entered into Amendments 28 and 29 to its FSD.  The Company signed Amendment 28 on May 18, 2017, but effectiveness was conditioned on the effectiveness of Amendment 29.  Amendment 28 revises the liquidated damages and other cost provisions regarding delays to the Iridium NEXT program.  Under Amendment 28, the Company agreed with Thales that liquidated damages for Thales production delays to date would be set at $30.0 million, with this amount to be used only to offset costs otherwise payable by the Company to Thales under the FSD with respect to past and future delays to the launch schedule from causes other than Thales, at agreed upon rates. Any portion of the $30.0 million remaining at the completion of the launch campaign will be forgiven.  Liquidated damages owed to the Company from any future delays caused by Thales would remain payable in cash. Similarly, costs payable by the Company to Thales for non-Thales delays exceeding the $30.0 million would be payable in cash.  Unless there are substantial future delays to the Iridium NEXT program, the Company expects this arrangement will result in no cash payments due to delays by either party.

Amendment 29 provides for the deferral of payment by the Company of approximately $100.0 million in milestones under the FSD that the Company expects to be completed in 2017 and 2018.  Under Amendment 29, the Company will pay these milestones using bills of exchange due in March 2019, with interest at a specified base rate (LIBOR or SWAP, depending on the term of the bill of exchange) plus 1.4%, with the bills of exchange guaranteed by Bpifrance Assurance Export S.A.S. (“BPIAE”).  Amendment 29 also requires that the Company pay Thales for the BPIAE premium on the guarantee in the amount of $1.0 million in cash at signing plus 1.62% to be paid by bills of exchange on the same terms as stated above, on each bill of exchange to be issued.

The Company’s obligations to Thales that are currently scheduled to be paid, including the long-term bills of exchange, during the 12 months ending June 30, 2018 and 2019 are in the amounts of $323.2 million and $104.6 million, respectively, exclusive of fees and related interest. The timing of the Company’s obligations to Thales is based on current expectations regarding Thales’ manufacturing schedule and the targeted Space Exploration Technologies Corp. (“SpaceX”) launch schedule to complete the Iridium NEXT constellation in 2018.

SpaceX

In March 2010, the Company entered into an agreement with SpaceX to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches and a reflight option in the event of a launch failure is $468.1 million. The SpaceX Falcon 9 rocket is configured to carry ten Iridium NEXT satellites to orbit for each of these seven launches. In November 2016, the Company entered into an agreement for an eighth launch with SpaceX to launch five additional satellites and share the launch services with GFZ German Research Centre for Geosciences (“GFZ”). The total price under this additional agreement with SpaceX for the eighth launch is $67.9 million. GFZ will pay Iridium $31.8 million to share the launch services to launch NASA’s two Gravity Recovery and Climate Experiment Follow-On satellites. As of June 30, 2017, the Company had made aggregate payments of $420.4 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. Additionally, the Company received $22.9 million from GFZ as of June 30, 2017. The Company maintains a $1.5 million refundable deposit with SpaceX for the reservation of additional future launches, which is not included in the total contract price. The Company’s obligations to SpaceX that are currently scheduled to be paid during the 12 months ending June 30, 2018 and 2019 are in the amounts of $101.2 million and $14.4 million, respectively. The timing of the Company’s obligations to SpaceX is based on the targeted SpaceX launch schedule to complete the Iridium NEXT constellation in 2018.

Kosmotras

In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). In June 2013, the Company exercised an option for one launch to carry two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of June 30, 2017, the Company had made aggregate payments of $36.8 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. In June 2015, the Company agreed with Kosmotras to replace the remaining options with a new set of options to purchase up to six dedicated launches. Kosmotras has to date been unable to obtain permission to launch the Company’s satellites. If permission is not obtained, the Company may be unable to recover the amounts already paid to Kosmotras. The Company’s obligations to Kosmotras that are currently scheduled to be paid during the 12 months ending June 30, 2019 are $15.0 million. The timing of the Company’s obligations to Kosmotras is based on the earliest date the Company may include Kosmotras in its launch schedule.

Iridium NEXT Launch and In-Orbit Insurance

The Credit Facility requires the Company to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. The launch and in-orbit insurance the Company has obtained contains elements, consistent with the terms of the Credit Facility, of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of the Company’s NEXT satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss or require the payment of additional premiums and could harm the Company’s financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue. The total premium for the Company’s current launch and in-orbit insurance is $118.2 million; as of June 30, 2017, the Company had made aggregate premium payments of $48.9 million. The Company’s insurance premium obligations to be paid during the 12 months ending June 30, 2018 are $69.3 million. The timing of the majority of the contractual obligation payments is based on the targeted SpaceX launch schedule to complete the Iridium NEXT constellation in 2018.

Credit Facility

The Company estimates the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018 to be approximately $3 billion. In October 2010, the Company entered into a $1.8 billion credit facility with a syndicate of bank lenders (as amended to date, the “Credit Facility”). As of June 30, 2017, the Company reported $1,688.4 million in borrowings from the credit facility in the accompanying condensed consolidated balance sheet, net of $111.6 million of deferred financing costs, for an aggregate total of $1.8 billion in borrowings. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for debt repayment in a debt service reserve account (the “DSRA”). As of June 30, 2017, the minimum required cash reserve balance was $135.0 million, which is classified as restricted cash in the accompanying condensed consolidated balance sheet.

On July 26, 2017, the Company amended and restated the Credit Facility by a supplemental agreement.  As amended, the Credit Facility delays $54.0 million of the Company’s 2017 DSRA contributions, provides a refund of $33.0 million in contributions made to date, and provides for a refund of an additional $11.0 million in contributions made to date in the event that the Company’s projected Available Cash (as defined in the Credit Facility) falls below $35.0 million on a three-month forward-looking basis through March 2019.  The delay and refunds are effective through the end of March 2019, at which time the DSRA must be fully funded to the previously agreed amount of $189.0 million.  The Credit Facility also requires that the Company establish a new restricted account to receive payment of hosting fees from Aireon.  Hosting fees up to $50.0 million would be placed in the restricted account, which the Company could access based on the same $35.0 million three-month forward-looking Available Cash threshold described above. Aireon hosting fees received in excess of the first $50 million would be distributed pro rata to replenish the DSRA and secure the Thales bills of exchange, as described above.  The Company will still need to receive a substantial payment of the Aireon hosting fees or make other financing arrangements by the end of the first quarter of 2019 in order to repay Thales and fully fund the DSRA.

The Credit Facility does not include any requirements that the Company raise additional equity, but requires the temporary suspension of dividend payments for five quarters on its Series A Preferred Stock and Series B Preferred Stock.  As previously announced, in anticipation of this requirement, the Company began this suspension with the dividend payments payable on June 15, 2017.

Prior to the Credit Facility being fully drawn, the Company paid interest on the outstanding principal balance under the Credit Facility on a semi-annual basis in April and October through a combination of a cash payment and a deemed additional loan. The Credit Facility was fully drawn in February 2017, and beginning in April 2017, interest is being paid in cash.  Interest costs incurred under the Credit Facility were $21.6 million and $42.8 million for the three and six months ended June 30, 2017, respectively, and $19.0 million and $37.2 million for the three and six months ended June 30, 2016, respectively. Scheduled semi-annual principal repayments will begin on March 31, 2018. During this repayment period, interest will be paid on the same date as the principal repayments. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets.

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

The Company believes that its liquidity sources will provide sufficient funds for it to meet its liquidity requirements for at least the next 12 months.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

5. Boeing Insourcing Agreement

On November 28, 2016, the Company entered into an Insourcing Agreement with Boeing for the Company to hire, effective January 3, 2017, the majority of Boeing employees and third party contractors who were responsible for the operations and maintenance of the Company’s satellite constellation and ground infrastructure. Pursuant to the Insourcing Agreement, the Company agreed to pay Boeing $5.5 million, of which $2.75 million was paid in December 2016 and the remaining $2.75 million will be paid in December 2017. Concurrent with the hiring of the assembled workforce on January 3, 2017, the Company and Boeing terminated their previous Operations and Maintenance Agreement (“O&M Agreement”) and Iridium NEXT Support Service Agreement and entered into a new Development Services Agreement (“DSA”) with a $6.0 million minimum annual commitment through 2021. As a result of these agreement terminations, Boeing no longer has a unilateral right to commence the de-orbit of the Company’s first-generation satellites. The assembled workforce was recorded as a definite-lived intangible asset in January 2017 and will be amortized over an estimated useful life of 7 years. Additionally, by terminating the O&M Agreement, the Company recognized a $14.2 million gain from the derecognition of a purchase accounting liability created from GHL Acquisition Corp.’s acquisition of Iridium in 2009 related to the fair value of the contractual arrangement with Boeing as of that date and the remainder of a credit resulting from the July 2010 Boeing O&M contract amendment.

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

In May 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. In May 2017, the Company’s stockholders amended and restated the 2015 Plan (the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan.  All grants in June 2017 were made under the Amended 2015 Plan, which continues to permit the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities to employees, consultants and non-employee directors.  Members of the Company’s board of directors have received a portion of their annual compensation in the form of equity awards under the 2015 Plan. An aggregate amount of approximately 96,000 and 126,000 RSUs were granted in January 2017 and 2016, respectively. These RSUs vest in full on the first anniversary of the grant date. The estimated aggregate grant date fair value of the RSUs granted to the directors in January 2017 and 2016 was $1.0 million for each year.

During the six months ended June 30, 2017 and 2016, the Company granted approximately 110,000 and 214,000 stock options, respectively, to its employees, with an estimated aggregate grant date fair value of $0.5 million and $0.7 million, respectively. Additionally, during the six months ended June 30, 2017 and 2016, the Company granted 964,000 and 564,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $8.5 million and $4.0 million, respectively. Employee stock options and service-based RSUs generally vest over a four-year service period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter.

In March 2017 and 2016, the Company awarded approximately 1,190,000 and 1,335,000 performance-based RSUs to the Company’s executives and employees (the “Bonus RSUs”). The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Vesting of the March 2017 and 2016 Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals over a one-year period (fiscal year 2017 for the March 2017 Bonus RSUs and fiscal year 2016 for the March 2016 Bonus RSUs). Management believes it is probable that certain of the March 2017 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s Board of Directors and, if such goals are achieved, the March 2017 Bonus RSUs will vest, subject to continued employment, in March 2018. Certain of the March 2016 Bonus RSUs vested in March 2017. The estimated aggregate grant date fair value of the March 2017 and 2016 Bonus RSUs was $10.5 million and $9.4 million, respectively.

Additionally, in March 2017 and 2016, the Company awarded approximately 173,000 and 119,000 performance-based RSUs, respectively, to the Company’s executives (the “Performance RSUs”).  Vesting of the 2017 and 2016 Performance RSUs is and was dependent upon the Company’s achievement of defined performance goals over a two-year period (fiscal years 2017 and 2018 for the Performance RSUs granted in 2017 and fiscal years 2016 and 2017 for the Performance RSUs granted in 2016). Management believes it is probable that certain of the Performance RSUs will vest. The number of Performance RSUs that will ultimately vest may range from 0% to 150% of the original grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the Performance RSUs will vest in March in the year after the performance period ends and the remaining 50% will vest in March of the third year after grant, in each case subject to the executive’s continued service as of the vesting date. The estimated aggregate grant date fair value of the Performance RSUs was $1.5 million for the 2017 grants and $0.8 million for the 2016 grants.

In June 2017 and June 2016, the Company granted approximately 8,000 and 35,000 RSUs, respectively, to non-employee consultants. The RSUs are generally subject to service-based vesting. The RSUs will vest 50% in June of the year after the grant and the remaining 50% will vest quarterly thereafter. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the six months ended June 30, 2017 and 2016 was $0.1 million and $0.3 million, respectively.

7. Equity Transactions and Instruments

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of June 30, 2017.

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

During the three months ended June 30, 2017, the Company began a five-quarter deferral of dividends on the Series A Preferred Stock. No cash dividends were declared or paid during the three months ended June 30, 2017, and no dividends were accrued. During the six months ended June 30, 2017, the Company paid cash dividends of $1.8 million to holders of the Series A Preferred Stock. During the three and six months June 30, 2016, the Company paid cash dividends of $1.8 million and $3.5 million, respectively, to holders of the Series A Preferred Stock. As of June 30, 2017 and December 31, 2016, the Company had accrued $0.3 million in cash dividends for the holders of the Series A Preferred Stock, which is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

On or after October 3, 2017, the Company may, at its option, convert some or all of the Series A Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. On or prior to October 3, 2017, the holders of Series A Preferred Stock will have a special right to convert some or all of the Series A Preferred Stock into shares of common stock in the event of fundamental changes described in the Certificate of Designations for the Series A Preferred Stock, subject to specified conditions and limitations. In certain circumstances, the Company may also elect to settle conversions in cash as a result of these fundamental changes. Any suspended dividends are required to be paid prior to conversion.

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

As of June 30, 2017, there were 499,955 shares of Series B Preferred Stock outstanding. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 6.75% per annum of the $250 liquidation preference per share (equivalent to an annual rate of $16.875 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series B Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series B Preferred Stock ranks senior to the Company’s common stock and pari passu with respect to the Company’s Series A Preferred Stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up. Holders of Series B Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series B Preferred Stock may convert some or all of their outstanding Series B Preferred Stock at an initial conversion rate of 33.456 shares of common stock per $250 liquidation preference, which is equivalent to an initial conversion price of approximately $7.47 per share of common stock (subject to adjustment in certain events).

During the three months ended June 30, 2017, the Company began a five-quarter deferral of dividends on the Series B Preferred Stock. No cash dividends were declared or paid during the three months ended June 30, 2017, and no dividends were accrued. During the six months ended June 30, 2017, the Company paid cash dividends of $2.1 million to holders of the Series B Preferred Stock. During the three and six months ended June 30, 2016, the Company paid cash dividends of $2.1 million and $4.2 million, respectively, to holders of the Series B Preferred Stock. As of June 30, 2017 and December 31, 2016, the Company had accrued $0.4 million in cash dividends for the holders of the Series B Preferred Stock, which is included within accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet.

On or after May 15, 2019, the Company may, at its option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. On or prior to May 15, 2019, in the event of certain specified fundamental changes, holders of the Series B Preferred Stock will have the right to convert some or all of their shares of Series B Preferred Stock into the greater of (i) a number of shares of the Company’s common stock as subject to adjustment plus the make-whole premium, if any, and (ii) a number of shares of the Company’s common stock equal to the lesser of (a) the liquidation preference divided by the market value of the Company’s common stock on the effective date of such fundamental change and (b) 81.9672 (subject to adjustment). In certain circumstances, the Company may elect to cash settle any conversions in connection with a fundamental change. Any suspended dividends are required to be paid prior to conversion.

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

The computations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,
	2017	2016
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders (numerator for basic net income per share)	$20,919	$22,995
Net income allocated to participating securities	(20)	(30)
Numerator for basic net income per share	20,899	22,965
Dividends on Series A Preferred Stock, paid and unpaid	1,750	1,750
Dividends on Series B Preferred Stock, paid and unpaid	2,109	2,109
Numerator for diluted net income per share	$24,758	$26,824

Denominator:

Denominator for basic net income per share - weighted average outstanding common shares	97,989	95,913
Dilutive effect of stock options	1,571	222
Dilutive effect of contingently issuable shares	54	-
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,727	16,728
Denominator for diluted net income per share	126,943	123,465

Net income per share attributable to common stockholders - basic	$0.21	$0.24
Net income per share attributable to common stockholders - diluted	$0.20	$0.22

For the three months ended June 30, 2017, $1.8 million and $2.1 million in cumulative unpaid dividends to holders of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not declared or accrued as a result of all cash dividends being suspended in connection with the amendments described in Note 4, but such amounts were deducted to arrive at net income attributable to common stockholders.  For the three months ended June 30, 2017, 1.8 million unvested non-performance-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.1 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

For the three months ended June 30, 2016, options to purchase 4.1 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended June 30, 2016, 1.5 million unvested non-performance based RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share, as the effect would be anti-dilutive, and 1.7 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

	Six Months Ended June 30,
	2017	2016
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders (numerator for basic net income per share)	$55,008	$47,656
Net income allocated to participating securities	(55)	(61)
Numerator for basic net income per share	54,953	47,595
Dividends on Series A Preferred Stock, paid and unpaid	3,500	3,500
Dividends on Series B Preferred Stock, paid and unpaid	4,218	4,218
Numerator for diluted net income per share	$62,671	$55,313

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	97,424	95,782
Dilutive effect of stock options	1,353	112
Dilutive effect of contingently issuable shares	553	3
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,727	16,728
Denominator for diluted net income per share	126,659	123,227

Net income per share attributable to common stockholders - basic	$0.56	$0.50
Net income per share attributable to common stockholders - diluted	$0.49	$0.45

For the six months ended June 30, 2017, $1.8 million and $2.1 million in cumulative unpaid dividends to holders of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not declared or accrued as a result of all cash dividends being suspended in connection with the amendments described in Note 4, but such amounts were deducted to arrive at net income attributable to common stockholders.  For the six months ended June 30, 2017, options to purchase 0.1 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the six months ended June 30, 2017, 1.6 million unvested non-performance-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.6 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

For the six months ended June 30, 2016, options to purchase 4.4 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the six months ended June 30, 2016, 1.4 million unvested non-performance based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 1.3 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 70 service providers, approximately 200 value-added resellers, or VARs, and approximately 70 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At June 30, 2017, we had over 912,000 billable subscribers worldwide, representing an increase of 11% from approximately 823,000 billable subscribers at June 30, 2016. We have a diverse customer base, with end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.

We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue, including revenue from hosting and data services. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.

We began launching our new Iridium NEXT satellite constellation in January 2017, which we expect to complete in 2018, and which will replace our first-generation satellite network with the same interlinked mesh architecture of our first-generation constellation, with 66 operational satellites, as well as in-orbit and ground spares. Of the 20 Iridium NEXT satellites we have launched so far in 2017, 13 have been, or will soon be, placed into service and seven are being drifted to adjacent planes.

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

The Iridium NEXT constellation will also host the AireonSM system to provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the Iridium NEXT satellites. We formed Aireon LLC in 2011, with subsequent investments from the air navigation service providers, or ANSPs, of Canada, Italy, Denmark and Ireland, to develop and market this service.  Aireon has contracted to provide the service to our co-investors in Aireon, as well as NATS (En Route) PLC, the ANSP of the United Kingdom, and other ANSPs. Aireon also plans to offer the service to other customers worldwide, including the U.S. Federal Aviation Administration, or FAA. Aireon has contracted to pay us a fee to host the ADS-B receivers on Iridium NEXT, and has begun paying us data service fees for the delivery of the air traffic surveillance data over the Iridium NEXT system on a per satellite basis, which will increase with the number of Iridium NEXT satellites placed into service. In addition, we have entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, pursuant to which Harris pays us fees to allocate the remaining hosted payload capacity to its customers; Harris also pays us data service fees on behalf of these customers.

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

Amendments to Credit Facility and FSD

As described below under “Liquidity and Capital Resources,” on July 26, 2017, we amended and restated the Credit Facility by a supplemental agreement.  As amended and restated, the Credit Facility delays, until March 2019, $54.0 million in contributions that we were previously scheduled to make during 2017 to the debt service reserve account, or DSRA, that we are required to maintain under the Credit Facility, and we will be refunded $33.0 million of the contributions we have made to date.  In addition, in the event that our projected Available Cash (as defined in the Credit Facility) falls below $35.0 million on a three-month forward-looking basis between now and March 2019, we will receive a refund of an additional $11.0 million in contributions made to date.  The amended and restated Credit Facility also requires that we establish a new restricted account to receive payment of hosting fees from Aireon. Hosting fees up to $50.0 million would be kept in the account and could also be drawn by us based on the same $35.0 million three-month forward-looking Available Cash threshold described above.  Hosting fees in excess of $50.0 million will be distributed pro rata to replenish the DSRA and secure the payment of the bills of exchange to Thales described below.

The Credit Facility does not include any requirements that the Company raise additional equity but requires that we suspend the payment of dividends on our 7% Series A Cumulative Perpetual Convertible Preferred Stock and our 6.75% Series B Cumulative Perpetual Convertible Preferred Stock for five quarters.  As previously announced, in anticipation of this requirement, we began this suspension with the dividend payments payable on June 15, 2017. The Credit Facility also includes revised financial covenant levels to reflect changing business conditions and makes immaterial changes to certain definitions and other terms in the Credit Facility.

Also on July 26, 2017, we entered into Amendments 28 and 29 to our Full Scale Development Contract with Thales Alenia Space France SAS, or Thales, for the Iridium NEXT System, dated June 1, 2010, which we refer to as the FSD.  We signed Amendment 28 on May 18, 2017, but effectiveness was conditioned on the effectiveness of Amendment 29.  Amendment 28 revises the liquidated damages and other cost provisions regarding delays to the Iridium NEXT program.  Under Amendment 28, we agreed with Thales that liquidated damages for Thales production delays to date would be set at $30.0 million, with this amount to be used only to offset costs otherwise payable by us to Thales under the FSD with respect to past and future delays to the launch schedule from causes other than Thales, at agreed upon rates.  Any portion of the $30.0 million remaining at the completion of the launch campaign will be forgiven.  Liquidated damages owed to us from any future delays caused by Thales would remain payable in cash.  Similarly, costs payable by us to Thales for non-Thales delays exceeding the $30.0 million would be payable in cash.  Unless there are substantial future delays to the Iridium NEXT program, we expect this arrangement will result in no cash payments by either party due to delays.

Amendment 29 provides for the deferral of payment by us of approximately $100.0 million in milestones under the FSD that we expect to be completed in 2017 and 2018.  Under Amendment 29, we will pay these milestones using bills of exchange due in March 2019, with interest at a specified base rate (LIBOR or SWAP, depending on the term of the bill of exchange) plus 1.4%, with the bills of exchange guaranteed by Bpifrance Assurance Export S.A.S., which we refer to as BPIAE.  Amendment 29 also requires that we pay Thales for the BPIAE premium on the guarantee in the amount of $1 million in cash at signing plus 1.62%, to be paid by bills of exchange on the same terms as stated above, on each bill of exchange to be issued.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;
•	increased demand for communications services by disaster and relief agencies, and emergency first responders;
•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;
•	a growing number of new products and services and related applications;
•	improved data transmission speeds for mobile satellite service offerings;
•	regulatory mandates requiring the use of mobile satellite services;
•	a general reduction in prices of mobile satellite services and subscriber equipment; and
•	geographic market expansion through the ability to offer our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to continue to manufacture and launch Iridium NEXT and successfully transfer service from our first-generation satellites to our Iridium NEXT satellites;
•	our ability to develop new and innovative products and services for Iridium NEXT, including Iridium Certus;
•

our ability to generate sufficient internal cash flows, including contracted cash flows from hosted payloads, to fund a portion of the remaining costs associated with Iridium NEXT and to support our ongoing business;

•	Aireon LLC’s ability to successfully deploy and market its space-based ADS-B global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;
•	Aireon’s ability to raise sufficient funds to pay hosting fees to us or our ability to seek alternative financing arrangements;
•	our ability to maintain the health, capacity, control and level of service of our first-generation satellites through the completion of Iridium NEXT;
•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;
•	our reliance on a single primary commercial gateway and a primary satellite network operations center;
•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;
•	market acceptance of our products;
•	regulatory requirements in existing and new geographic markets;
•	rapid and significant technological changes in the telecommunications industry;
•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;
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

Comparison of Our Results of Operations for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
		% of Total		% of Total	Change
($ in thousands)	2017	Revenue	2016	Revenue	Dollars	Percent
Revenue:
Services	$86,623	78%	$83,486	76%	$3,137	4%
Subscriber equipment	18,844	17%	20,362	19%	(1,518)	(7%)
Engineering and support services	6,137	5%	5,347	5%	790	15%
Total revenue	111,604	100%	109,195	100%	2,409	2%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	21,368	19%	16,448	15%	4,920	30%
Cost of subscriber equipment	10,868	10%	11,859	11%	(991)	(8%)
Research and development	3,014	3%	4,013	4%	(999)	(25%)
Selling, general and administrative	20,411	18%	22,303	20%	(1,892)	(8%)
Depreciation and amortization	20,201	18%	12,843	12%	7,358	57%
Total operating expenses	75,862	68%	67,466	62%	8,396	12%

Operating income	35,742	32%	41,729	38%	(5,987)	(14%)

Other income (expense):
Interest income, net	832	1%	800	1%	32	4%
Undrawn credit facility fees	-	0%	(368)	0%	368	(100%)
Other income (expense), net	(56)	0%	333	0%	(389)	(117%)
Total other income, net	776	1%	765	1%	11	1%
Income before income taxes	36,518	33%	42,494	39%	(5,976)	(14%)
Provision for income taxes	(11,740)	(11%)	(15,640)	(14%)	3,900	(25%)
Net income	$24,778	22%	$26,854	25%	$(2,076)	(8%)

Revenue

Commercial Service Revenue

	Three Months Ended
	June 30, 2017			June 30, 2016			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$45.6	360	$41	$45.0	359	$41	$0.6	1	$-
Commercial M2M data	19.0	461	14	16.5	384	15	2.5	77	(1)
Total Commercial	$64.6	821		$61.5	743		$3.1	78

(1)	Billable subscriber numbers shown are at the end of the respective period.
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

For the three months ended June 30, 2017, commercial voice and data revenue increased slightly primarily due to the increase in hosting and data services and push-to-talk, offset by continued declines in telephony airtime usage.

We anticipate revenue from our hosting and data services to increase as more Iridium NEXT satellites are placed into service over the launch campaign, which is expected to be completed in 2018.  Hosting and data services for the three months ended June 30, 2017 were immaterial.

For the three months ended June 30, 2017, commercial M2M data revenue increased $2.5 million from the prior year period primarily due to a 20% increase in commercial M2M data billable subscribers, partially offset by a decline in the related ARPU due to the growth in subscribers using lower data usage plans.

We anticipate continued growth in billable commercial subscribers for the remainder of 2017.

Government Service Revenue

Three Months Ended
	June 30, 2017		June 30, 2016		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$22.0	92	$22.0	80	$-	12

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the three months ended June 30, 2017 did not change from the prior year period as a result of the final contractual price increase having taken place in October 2015 under the Enhanced Mobile Satellite Services, or EMSS, contract with the U.S. government’s Defense Information Systems Agency. Under this contract, revenue is a fixed monthly amount and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. As we continue to innovate and better meet the needs of our customers, additional services not contemplated under the current EMSS contract may be provided in future periods at an amount mutually agreed upon by both parties. Additionally, the EMSS contract expires in October 2018 and pricing is then subject to renegotiation.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased $1.5 million, or 7%, for the three months ended June 30, 2017 compared to the prior year period. The decrease was primarily due to lower handset and Iridium M2M device sales, partially offset by increased Iridium L-Band transceiver unit sales.

Engineering and Support Service Revenue

	Three Months Ended
	June 30, 2017	June 30, 2016	Change
	(In millions)
Government	$5.4	$4.8	$0.6
Commercial	0.7	0.5	0.2
Total	$6.1	$5.3	$0.8

Engineering and support service revenue increased by $0.8 million, or 15%, for the three months ended June 30, 2017 compared to the prior year period primarily as a result of increased engineering on the U.S. government’s gateway modernization effort offset by decreased revenue for a contract with the U.S. Department of Defense, or DoD, to adapt the Iridium Extreme® handset for DoD applications, which is near completion.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased $4.9 million, or 30%, for the three months ended June 30, 2017 from the prior year period, primarily as a result of insurance costs from Iridium NEXT satellites placed into service during 2017.

We expect our insurance expenses to increase as we place Iridium NEXT satellites into service throughout the launch campaign, which is expected to be complete in 2018.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased by $1.0 million, or 8%, for the three months ended June 30, 2017 compared to the prior year period. This decrease is primarily due to a lower volume of handset and Iridium M2M device sales.

Research and Development

Research and development expenses decreased by $1.0 million, or 25%, for the three months ended June 30, 2017 compared to the prior year period due to decreased spend on Iridium NEXT projects.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses decreased by $1.9 million, or 8%, for the three months ended June 30, 2017 compared to the prior year period, primarily due to decreases in employee-related expenses related to the reclassification of expenses associated with the Boeing Insourcing Agreement, partially offset by increases in professional fees.

Depreciation and Amortization

Depreciation and amortization expense increased by $7.4 million, or 57%, for the three months ended June 30, 2017 compared to the prior year period, primarily due to the addition of new assets, including Iridium NEXT satellites placed into service during 2017 and assets related to the Russian gateway completed at the end of 2016.

Provision for Income Taxes

For the three months ended June 30, 2017, our income tax provision was $11.7 million, compared to $15.6 million for the prior year period.  The decrease in the income tax provision is primarily related to a decrease in our income before taxes as well as a decrease in our effective tax rate related to lower state taxes in the current year compared to the prior year. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $24.8 million for the three months ended June 30, 2017, a decrease of $2.1 million from the prior year period. This decrease in net income was primarily driven by the increases in depreciation expense and insurance costs as described above, partially offset by the increase in commercial M2M data service revenue and the decrease in the provision for income taxes as described above.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
		% of Total		% of Total	Change
($ in thousands)	2017	Revenue	2016	Revenue	Dollars	Percent
Revenue:
Services	$168,396	78%	$163,309	77%	$5,087	3%
Subscriber equipment	35,958	17%	37,922	18%	(1,964)	(5%)
Engineering and support services	11,676	5%	12,166	6%	(490)	(4%)
Total revenue	216,030	100%	213,397	100%	2,633	1%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	38,326	18%	32,351	15%	5,975	18%
Cost of subscriber equipment	20,972	10%	22,322	10%	(1,350)	(6%)
Research and development	6,241	3%	6,572	3%	(331)	(5%)
Selling, general and administrative	39,628	18%	41,366	19%	(1,738)	(4%)
Depreciation and amortization	33,708	16%	25,779	12%	7,929	31%
Total operating expenses	138,875	65%	128,390	60%	10,485	8%

Gain on Boeing transaction	14,189	7%	-	0%	14,189	100%

Operating income	91,344	42%	85,007	40%	6,337	7%

Other income (expense):
Interest income, net	1,665	1%	1,558	1%	107	7%
Undrawn credit facility fees	(25)	0%	(871)	0%	846	(97%)
Other income (expense), net	(118)	0%	320	0%	(438)	(137%)
Total other income, net	1,522	1%	1,007	1%	515	51%
Income before income taxes	92,866	43%	86,014	41%	6,852	8%
Provision for income taxes	(30,140)	(14%)	(30,640)	(14%)	500	(2%)
Net income	$62,726	29%	$55,374	27%	$7,352	13%

Commercial Service Revenue

	Six Months Ended
	June 30, 2017			June 30, 2016			Change
	(Revenue in millions and subscribers in thousands)
		Billable			Billable			Billable
	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers (1)	ARPU (2)	Revenue	Subscribers	ARPU
Commercial voice and data	$88.2	360	$40	$87.7	359	$41	$0.5	1	$(1)
Commercial M2M data	36.2	461	14	31.6	384	15	4.6	77	(1)
Total Commercial	$124.4	821		$119.3	743		$5.1	78

(1)	Billable subscriber numbers shown are at the end of the respective period.
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

For the six months ended June 30, 2017, commercial voice and data revenue increased slightly primarily due to increases in hosting and data services and Iridium OpenPort® services, partially offset by continued declines in telephony airtime usage.

We anticipate revenue from our hosting and data services to increase as more Iridium NEXT satellites are placed into service over the launch campaign, which is expected to be completed in 2018.  Hosting and data services for the six months ended June 30, 2017 were immaterial.

For the six months ended June 30, 2017, commercial M2M data revenue increased primarily due to a 20% increase in commercial M2M data billable subscribers, partially offset by a decline in the related ARPU due to the growth in subscribers using lower data usage plans.

We anticipate continued growth in billable commercial subscribers for the remainder of 2017.

Government Service Revenue

Six Months Ended
	June 30, 2017		June 30, 2016		Change
(Revenue in millions and subscribers in thousands)
		Billable		Billable		Billable
	Revenue	Subscribers (1)	Revenue	Subscribers (1)	Revenue	Subscribers
Government service revenue	$44.0	92	$44.0	80	$-	12

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the six months ended June 30, 2017 did not change from the prior year period as a result of the final contractual price increase having taken place in October 2015 under the EMSS contract as described above.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased $2.0 million, or 5%, for the six months ended June 30, 2017 compared to the prior year period. The decrease was primarily due to lower handset sales, partially offset by increased Iridium L-Band transceiver and M2M device unit sales.

Engineering and Support Service Revenue

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
	(In millions)
Government	$10.5	$11.0	$(0.5)
Commercial	1.2	1.2	-
Total	$11.7	$12.2	$(0.5)

Engineering and support service revenue decreased by $0.5 million, or 4%, for the six months ended June 30, 2017 compared to the prior year period primarily as a result of decreased revenue for a contract with the U.S. Department of Defense, or DoD, to adapt the Iridium Extreme® handset for DoD applications, which is near completion, offset by increased engineering for the U.S. government’s gateway modernization effort.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) increased $6.0 million, or 18%, for the six months ended June 30, 2017 from the prior year period, primarily as a result of insurance costs from Iridium NEXT satellites placed into service during the first half of 2017 and costs associated with operating our new gateway in Russia that completed at the end of 2016.

We expect our insurance expenses to increase as we place Iridium NEXT satellites into service throughout the launch campaign, which is expected to be complete in 2018.

Cost of Subscriber Equipment

Cost of subscriber equipment decreased by $1.4 million, or 6%, for the six months ended June 30, 2017 compared to the prior year period. This decrease is primarily due to a lower volume of handset sales, partially offset by increased Iridium L-Band transceiver and M2M device unit sales.

Research and Development

Research and development expenses decreased by $0.3 million, or 5%, for the six months ended June 30, 2017 compared to the prior year period due to decreased spend on Iridium NEXT projects.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1.7 million, or 4%, for the six months ended June 30, 2017 compared to the prior year period, primarily due to decreases in employee-related expenses related to the reclassification of expenses associated with the Boeing Insourcing Agreement, partially offset by increases in professional fees.

Depreciation and Amortization

Depreciation and amortization expense increased by $7.9 million, or 31%, for the six months ended June 30, 2017 compared to the prior year period, primarily due to the addition of new assets, including Iridium NEXT satellites placed into service during the six-month period ended June 30, 2017 and assets related to the Russian gateway completed at the end of 2016.

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

We recognized a $14.2 million gain in the first quarter of 2017, consisting of (1) the derecognition of a purchase accounting liability of $11.0 million created when GHL Acquisition Corp. acquired Iridium in 2009 related to the fair value of the contractual arrangement with Boeing as of that date and (2) the remainder of a credit, $3.2 million, resulting from an O&M Agreement amendment in July 2010.

Provision for Income Taxes

For the six months ended June 30, 2017, our income tax provision was $30.1 million, compared to $30.6 million for the prior year period.  The decrease in the income tax provision is primarily related to a decrease in our effective tax rate related to lower state taxes in the current year compared to the prior year partially offset by an increase in our income before income taxes compared to the prior year. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $62.7 million for the six months ended June 30, 2017, an increase of $7.4 million from the prior year period. This increase in net income was primarily driven by the $14.2 million gain on the Boeing transaction, and the increase in commercial M2M data service revenue, as described above. This increase was partially offset by the $10.5 million increase in total operating expenses driven by increased depreciation and Iridium NEXT insurance as noted above.

Liquidity and Capital Resources

As of June 30, 2017, our total cash and cash equivalents balance was $335.2 million, and our marketable securities balance was $21.3 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, as well as internally generated cash flows, including contracted cash flows from hosted payloads. Our Credit Facility was fully drawn as of February 2017. Our principal liquidity requirements are to meet capital expenditure needs, principally the launch and deployment of Iridium NEXT, as well as for working capital, interest and future principal payments on the Credit Facility, and bills of exchange to Thales, as described below, and future dividend payments on our Series A Preferred Stock and Series B Preferred Stock.

On July 26, 2017, we amended and restated the Credit Facility by a supplemental agreement.  As amended, the Credit Facility delays $54.0 million of our 2017 debt service reserve account, or DSRA contributions, provides a refund of $33.0 million in contributions we have made to date, and provides for a refund of an additional $11.0 million in contributions made to date in the event that our projected Available Cash (as defined in the Credit Facility) falls below $35.0 million on a three-month forward-looking basis through March 2019.  The delay and refunds are effective through the end of March 2019, at which time the DSRA must be fully funded to the previously agreed amount of $189.0 million.  The Credit Facility also requires that we establish a new restricted account to receive payment of hosting fees from Aireon.  Hosting fees up to $50.0 million would be kept in the account and could also be drawn by us based on the same $35.0 million three-month forward-looking Available Cash threshold described above.  Aireon hosting fees in excess of the first $50.0 million would be distributed pro rata to replenish the DSRA and secure the payment of the bills of exchange to Thales described below.

The Credit Facility does not include any requirements that we raise additional equity but requires that we suspend the payment of dividends on our 7% Series A Cumulative Perpetual Convertible Preferred Stock and our 6.75% Series B Cumulative Perpetual Convertible Preferred Stock for five quarters.  As previously announced, in anticipation of this requirement, we began this suspension with the dividend payments payable on June 15, 2017.

Also on July 26, 2017, we entered into Amendment 29 to our Full Scale Development Contract with Thales Alenia Space France SAS, or Thales, for the Iridium NEXT System, dated June 1, 2010, which we refer to as the FSD.

Amendment 29 provides for the deferral of payment by us of approximately $100.0 million in milestones under the FSD that we expect to be completed in 2017 and 2018.  Under Amendment 29, we will pay these milestones using bills of exchange due in March 2019, with interest at a specified base rate (LIBOR or SWAP, depending on the term of the bill of exchange) plus 1.4%, with the bills of exchange guaranteed by Bpifrance Assurance Export S.A.S., which we refer to as BPIAE.  Amendment 29 also requires that we pay Thales for the BPIAE premium on the guarantee in the amount of $1.0 million in cash at signing plus 1.62%, to be paid by bills of exchange on the same terms as stated above, on each bill of exchange to be issued. In connection with these arrangements, we also agreed with Thales as to the amount of liquidated damages Thales owes us for manufacturing delays to date and the additional costs we must pay Thales for launch delays. Unless there are substantial future delays to the Iridium NEXT program, we expect this arrangement will result in no cash payments due to delays by either party.

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

Holders of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $7.00 and $16.875 per share, respectively. Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. For each full quarter that the Series A Preferred Stock or Series B Preferred Stock, as applicable, is outstanding, and assuming that no shares have been converted into common stock, we are required to pay cash dividends of $1.75 million and $2.1 million, respectively, per quarter. Except to the extent we suspend payment of the dividends as described above, we expect that we will satisfy dividend requirements, if and when declared. As discussed above, in anticipation of the amendment to the Credit Facility, we suspended these payments for five quarters, beginning with the June 15, 2017 payment.

As of June 30, 2017, we reported $1,688.4 million in borrowings under the Credit Facility in our condensed consolidated balance sheet, net of $111.6 million of deferred financing costs, for an aggregate balance of $1.8 billion outstanding under the Credit Facility. As of June 30, 2017, the DSRA balance was $135.2 million, which is classified as restricted cash in our condensed consolidated balance sheet. The DSRA requirement is scheduled to increase to $189.0 million in March 2019. In addition to the minimum debt service levels, financial covenants under the Credit Facility include:

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

•	specified minimum cumulative cash flow requirements from customers who have hosted payloads on our satellites, measured each June 30 and December 31 through June 30, 2019;
•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5; and
•

specified maximum leverage levels during the repayment period that decline from a ratio of 7.53 to 1 for the twelve months ending June 30, 2018 to a ratio of 2.36 to 1 for the twelve months ending December 31, 2024.

Our available cash balance, as defined by the Credit Facility, was $339.9 million as of June 30, 2017. Our debt-to-equity ratio was 0.51 to 1 as of June 30, 2017, the last point at which it was required to be measured. We were also in compliance with the operational EBITDA and hosted payload cash flow covenants set forth above as of June 30, 2017, the last point at which they were required to be measured, and with the annual capital expenditure covenant as of December 31, 2016, the last point at which it was required to be measured.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows fall short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of June 30, 2017, the last point at which it was measured, we had no available cure amount, although it was not necessary for us to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

Cash Flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Cash provided by operating activities	$119,866	$108,835	$11,031
Cash used in investing activities	$(150,271)	$(29,951)	$(120,320)
Cash provided by (used in) financing activities	$(5,492)	$101,955	$(107,447)

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 increased $11.0 million from the prior year period principally due to changes in working capital requirements compared to the prior period.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 increased by $120.3 million compared to the prior year period primarily due to a $109.0 million decrease in net sales of marketable securities and an $11.4 million increase in capital expenditures primarily related to Iridium NEXT.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 increased by $107.4 million from the prior year period primarily due to the decrease in borrowings under our credit facility in 2017, as it was fully drawn in February 2017.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of June 30, 2017 (in millions), but includes the impact of the July 26, 2017 amendment and restatement of the Credit Facility and the amendments executed on that date to the FSD, as described above in Liquidity and Capital Resources:

	Less than			More than
Contractual Obligations	1 year	1-3 Years	3-5 years	5 years	Total
Payment obligations:
Thales (1)	$323.2	$104.6	$—	$—	$427.8
Thales related interest	1.0	5.9	—	—	6.9
SpaceX(2)	101.2	14.4	—	—	115.6
Launch and in-orbit insurers(3)	69.3	—	—	—	69.3
Kosmotras (4)	—	15.0	—	—	15.0
Boeing (5)	8.8	12.0	9.0	—	29.8
Debt obligations: (6)
Principal	18.0	405.0	748.2	628.8	1,800.0
Contractual interest	78.9	158.3	100.6	38.2	376.0
Operating lease obligations (7)	3.6	7.3	7.4	10.5	28.8
Uncertain tax positions (8)	—	—	—	—	1.0
Unconditional purchase obligations (9)	14.4	3.8	1.4	—	19.6
Total	$618.4	$726.3	$866.6	$677.5	$2,889.8

(1)

Thales obligations consist of commitments under the FSD for the design and manufacture of satellites for Iridium NEXT. We previously used the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. The Credit Facility was fully drawn in February 2017, and as a result, we now pay 100% of each invoice received from Thales from cash and marketable securities on hand or the issuance of up to $100.0 million in bills of exchange due in March 2019. As of June 30, 2017, we had made aggregate payments of $1,826.8 million to Thales. The timing of a portion of the contractual obligation payments to Thales shown in the table above is based on current expectations regarding Thales’ manufacturing schedule and SpaceX’s targeted launch schedule.

(2)

SpaceX obligations consist of remaining payments to secure SpaceX as the primary launch services provider for Iridium NEXT. The total price for seven launches and a reflight option in the event of launch failure is $468.1 million. In November 2016, we entered into an agreement for an eighth launch with SpaceX to launch five spare satellites and share the services with GFZ, the German Research Centre for Geosciences. The total price under our agreement with SpaceX for the eighth launch is $67.9 million. As of June 30, 2017, we had made aggregate payments of $420.4 million to SpaceX. The timing of a portion of the contractual obligation payments to SpaceX shown in the table above is based on SpaceX’s targeted launch schedule.
(3)

The total insurance premium is $118.2 million, and as of June 30, 2017, we had made aggregate payments of $48.9 million. The timing of the majority of the contractual obligation payments shown in the table above is based on SpaceX’s targeted launch schedule.

(4)

Kosmotras obligations consist of remaining payments to purchase one launch. In June 2013, we exercised an option for one launch to carry two Iridium NEXT satellites. If we do not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of June 30, 2017, we had made aggregate payments of $36.8 million to Kosmotras. The timing of a portion of the contractual obligation payments to Kosmotras shown in the table above is based on the earliest date we may include Kosmotras in our launch schedule.

(5)

Boeing obligations represent a new five-year take-or-pay commitment with the execution of the Development Services Agreement and the final payment for the acquisition of the assembled workforce due in December 2017.

(6)

Debt obligations include repayment of the Credit Facility as of June 30, 2017. We have included interest payments to be made on our fixed and variable rate tranches of the Credit Facility. Interest payments for variable rate debt have been estimated based on the six-month LIBOR forward contracts. We did not include any scheduled increases in the DSRA, which is classified as restricted cash on our condensed consolidated balance sheet. The repayment schedule includes $120.0 million in Aireon redemption and Aireon dividends that must be used to prepay the Credit Facility based on current expectations regarding Aireon funding.

(7)

Operating lease obligations do not include payments to landlords covering real estate taxes, common area maintenance and other charges, as such fees are not determinable based upon the provisions of our lease agreements.

(8)

As of June 30, 2017, we estimated our uncertain tax positions to be $1.0 million, including penalties and interest. However, we are unable to reasonably estimate the period of the possible future payments for the remaining balance, and therefore the remaining balance has not been reflected in a specified period.

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

The contractual obligations table does not include future payments of dividends on the Series A Preferred Stock or Series B Preferred Stock. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 7.00% per annum of the $100 liquidation preference per share, which is equivalent to an annual rate of $7.00 per share. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 6.75% per annum of the $250 liquidation preference per share, which is equivalent to an annual rate of $16.875 per share. Dividends on both the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year, although we have temporarily suspended dividend payments as noted above. Neither the Series A Preferred Stock nor the Series B Preferred stock has a stated maturity date. Holders of Series A Preferred Stock and Series B Preferred Stock may convert some or all of their outstanding shares to common stock at the stated conversion rate. On or after October 3, 2017, we may at our option cause some or all of the shares of Series A Preferred Stock to be automatically converted into shares of common stock at the then prevailing conversion rate if specified conditions are satisfied. On or after May 15, 2019, we may, at our option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. We cannot forecast the conversions, if any, of Series A Preferred Stock or Series B Preferred Stock to common stock and thus cannot forecast with certainty the amounts of future dividend payments on outstanding Series A Preferred Stock. As of June 30, 2017, there were 1,000,000 shares of Series A Preferred Stock and 499,955 shares of Series B Preferred Stock outstanding.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, useful lives of property and equipment, long-lived assets and other intangible assets, inventory, internally developed software, deferred financing costs, asset retirement obligations, income taxes, stock-based compensation, warranty expenses, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.  During the three months ended June 30, 2017, there were no material changes to our critical accounting policies and use of estimates.

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

We have borrowed an aggregate $1.8 billion under the Credit Facility as of June 30, 2017. A portion of the draws we made under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended June 30, 2017, a one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.

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

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of June 30, 2017, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)

Date: July 27, 2017

EXHIBIT INDEX

Exhibit	Description

10.1

Amendment No. 6, dated as of June 23, 2017, to the Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC; Iridium Satellite LLC; NAV CANADA; NAV CANADA Satellite, Inc.; Enav S.p.A.; ENAV North Atlantic LLC; Naviair; Naviair Surveillance A/S; Irish Aviation Authority Limited and IAA North Atlantic Inc., dated as of February 14, 2014.

10.2

Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2017.

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i)   Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016;

(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016;

(iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and

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