Form 10-Q
period 2017-09-30
Iridium Communications Inc.
filed 2017-10-26
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 23, 2017 was 97,970,911.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$330,061	$371,167
Marketable securities	20,300	39,328
Accounts receivable, net	61,032	57,373
Inventory	17,531	18,204
Prepaid expenses and other current assets	23,840	30,698
Total current assets	452,764	516,770
Property and equipment, net	3,170,074	2,813,084
Restricted cash	102,061	113,139
Other assets	9,307	10,836
Intangible assets, net	50,383	45,796
Total assets	$3,784,589	$3,499,625
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$54,973	$11,131
Accrued expenses and other current liabilities	31,867	23,840
Interest payable	36,157	14,136
Deferred revenue	40,048	34,087
Total current liabilities	163,045	83,194
Accrued satellite operations and maintenance expense, net
of current portion	—	13,138
Credit facility, net	1,695,832	1,657,145
Deferred income tax liabilities, net	400,462	361,656
Deferred revenue, net of current portion	43,956	36,417
Other long-term liabilities	32,331	4,317
Total liabilities	2,335,626	2,155,867

Commitments and contingencies

Stockholders' equity:
Series A preferred stock, $0.0001 par value, 1,000 shares authorized,
issued and outstanding	—	—
Series B preferred stock, $0.0001 par value, 500 shares
authorized, issued and outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized, 97,957
and 95,879 shares issued and outstanding, respectively	98	96
Additional paid-in capital	1,075,535	1,060,311
Retained earnings	376,916	288,797
Accumulated other comprehensive loss, net of tax	(3,586)	(5,446)
Total stockholders' equity	1,448,963	1,343,758
Total liabilities and stockholders' equity	$3,784,589	$3,499,625
See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Services	$89,902	$87,316	$258,298	$250,625
Subscriber equipment	21,784	19,900	57,742	57,822
Engineering and support services	4,861	5,578	16,537	17,744
Total revenue	116,547	112,794	332,577	326,191

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	20,883	15,936	59,209	48,287
Cost of subscriber equipment	12,186	11,476	33,158	33,798
Research and development	3,981	5,038	10,222	11,610
Selling, general and administrative	18,471	18,767	58,099	60,133
Depreciation and amortization	22,944	11,809	56,652	37,588
Total operating expenses	78,465	63,026	217,340	191,416

Gain on Boeing transaction	—	—	14,189	—

Operating income	38,082	49,768	129,426	134,775

Other income (expense):
Interest income, net	1,246	700	2,911	2,258
Undrawn credit facility fees	—	(305)	(25)	(1,176)
Other income (expense), net	(20)	39	(138)	359
Total other income, net	1,226	434	2,748	1,441
Income before income taxes	39,308	50,202	132,174	136,216
Provision for income taxes	(10,055)	(18,647)	(40,195)	(49,287)
Net income	29,253	31,555	91,979	86,929
Series A preferred stock dividends, declared and paid	—	1,750	1,750	5,250
Series B preferred stock dividends, declared and paid	—	2,109	2,109	6,327
Series A preferred stock dividends, undeclared	1,750	—	3,500	—
Series B preferred stock dividends, undeclared	2,109	—	4,218	—
Net income attributable to common stockholders	$25,394	$27,696	$80,402	$75,352

Weighted average shares outstanding - basic	98,290	96,067	97,716	95,890
Weighted average shares outstanding - diluted	127,188	123,690	126,839	123,408
Net income attributable to common stockholders per share - basic	$0.26	$0.29	$0.82	$0.79
Net income attributable to common stockholders per share - diluted	$0.23	$0.26	$0.72	$0.70

Comprehensive income:
Net income	$29,253	$31,555	$91,979	$86,929
Foreign currency translation adjustments, net of tax	1,059	222	1,858	3,157
Unrealized gain (loss) on marketable securities, net of tax	8	(108)	1	159
Comprehensive income	$30,320	$31,669	$93,838	$90,245

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net cash provided by operating activities	$203,218	$164,559

Cash flows from investing activities:
Capital expenditures	(290,712)	(231,791)
Purchases of marketable securities	(4,991)	(19,865)
Sales and maturities of marketable securities	23,903	170,290
Net cash used in investing activities	(271,800)	(81,366)

Cash flows from financing activities:
Borrowings under the Credit Facility	22,207	148,050
Payment of deferred financing fees	(3,412)	(9,608)
Restricted cash refunds (deposits), net	11,079	(21,989)
Proceeds from exercise of stock options	3,127	390
Tax payment upon settlement of stock awards	(1,805)	(606)
Payment of Series A preferred stock dividends	(1,750)	(5,250)
Payment of Series B preferred stock dividends	(2,109)	(6,327)
Net cash provided by financing activities	27,337	104,660

Effect of exchange rate changes on cash and cash equivalents	139	488

Net increase (decrease) in cash and cash equivalents	(41,106)	188,341
Cash and cash equivalents, beginning of period	371,167	185,665
Cash and cash equivalents, end of period	$330,061	$374,006

Supplemental cash flow information:
Interest paid	$42,458	$10,985
Income taxes paid, net	$1,664	$1,002

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$80,138	$31,018
Interest capitalized but not paid	$36,157	$33,110
Capitalized amortization of deferred financing costs	$18,992	$19,569
Capitalized paid-in-kind interest	$253	$25,136
Capitalized stock-based compensation	$2,227	$1,926

Supplemental disclosure of non-cash financing activities:
Dividends accrued on Series A preferred stock	$292	$292
Dividends accrued on Series B preferred stock	$352	$352
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
2. Significant Accounting Policies
Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-9, Compensation – Stock Compensation, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-9”). ASU 2016-9 addresses multiple changes that are primarily focused on income taxes and the presentation of taxes related to stock compensation, but also provides an option for two methods to account for forfeitures. The Company applied the new guidance effective January 1, 2017, as required. The requirements resulting from the adoption of ASU 2016-9 will be accounted for on a prospective basis.

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

•
The Company recorded current excess tax benefits and tax deficiencies as income tax benefit (expense) in the consolidated statements of operations and comprehensive income. The change resulted in an excess tax expense of $0.1 million for the three months ended September 30, 2017 and excess tax benefit of $0.9 million recorded in the provision for income taxes for the nine months ended September 30, 2017.

•	The Company will present excess tax benefits as an operating activity on the condensed consolidated statement of cash flows rather than as a financing activity. Prior periods have not been adjusted.
There were no additional impacts on the Company’s financial statements, resulting from the adoption of ASU 2016-9 that required a retrospective or modified retrospective approach.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and retail inventory method are excluded from this new guidance. When evidence exists that the net realizable value of inventory is less than its cost, the Company will recognize the difference as a loss in earnings in the period the measurement occurs. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with International Financial Reporting Standards (IFRS). The Company applied the new guidance prospectively effective January 1, 2017, as required. The adoption had an immaterial impact on the Company’s condensed consolidated balance sheets, the condensed consolidated statements of operations and comprehensive income, and the condensed consolidated statements of cash flows as of and for the three and nine months ended September 30, 2017.
Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard including clarification on accounting for licenses of intellectual property, identifying performance obligations, and most recently, technical corrections on the interpretation of the new guidance. In July 2015, the FASB voted to defer the effective date of ASU 2014-9 for public entities to be effective for annual and interim periods beginning after December 15, 2017. Early adoption would be permitted no earlier than the original effective date beginning after December 15, 2016. ASU 2014-9 becomes effective for the Company in the first quarter of fiscal 2018 and the Company anticipates adopting the standard using the full retrospective method, which will result in the presentation of prior reporting periods in a manner consistent with 2018. The cumulative effect of the standard will be recognized at the earliest reporting period shown.
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
In February 2016, the FASB issued ASU No. 2016-2, Leases (“ASU 2016-2”). ASU 2016-2 requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. This ASU is effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted and reporting organizations are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the effect ASU 2016-2 may have on its condensed consolidated financial statements and related disclosures, but a lease liability and related right-of-use asset will be recognized for operating lease arrangements where the Company is the lessee.
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
Depreciation and Amortization
The Company calculates depreciation expense using the straight line method and evaluates the appropriateness of the useful life used on a quarterly basis or as events occur that require additional assessment. Throughout 2017 and 2016, the Company updated its estimate of the first-generation satellites’ remaining useful lives based on the continued refinement of the launch schedule, health of the first-generation constellation, and deployment plan for the Company’s next-generation satellite constellation (“Iridium NEXT”). As a result, the estimated useful lives of the satellites within the first-generation constellation were extended and are consistent with the expected deployment of Iridium NEXT. The Company will continue to evaluate the useful lives of its first-generation satellites on an ongoing basis through the full deployment of Iridium NEXT, which is expected to occur in 2018. The changes in estimate will also have an effect on future periods through the deployment of Iridium NEXT. The $11.1 million and $19.1 million increases in depreciation and amortization expense for the three and nine months ended September 30, 2017, respectively, compared to the same periods of the prior year are primarily attributable to the addition of new assets, including Iridium NEXT satellites placed into service during the nine-month period ended September 30, 2017 and assets related to the Russian gateway completed at the end of 2016, partially offset by the continued refinement in the estimated useful lives of the first-generation satellites.
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

	September 30, 2017	December 31, 2016	Recurring Fair Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$140,957	$102,194
Money market funds	181,524	266,478	Level 1
Commercial paper	7,580	2,495	Level 2
Total cash and cash equivalents	$330,061	$371,167
Restricted Cash
The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (as amended to date, the “Credit Facility”) (see Note 4). As of September 30, 2017 and December 31, 2016, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $102.1 million and $113.1 million, respectively.
Marketable Securities
Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets in the accompanying condensed consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the nine months ended September 30, 2017 and 2016. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that the decline in fair value of its investments is temporary at September 30, 2017 as the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.
The following tables summarize the Company’s marketable securities:

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Recurring Fair Value Measurement
	(in thousands)
Fixed-income debt securities	$18,042	$17	$(5)	$18,054	Level 2
U.S. treasury notes	2,249	—	(3)	2,246	Level 2
Total marketable securities	$20,291	$17	$(8)	$20,300

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Recurring Fair Value Measurement
	(in thousands)
Fixed-income debt securities	$30,037	$14	$(11)	$30,040	Level 2
U.S. treasury notes	9,283	7	(2)	9,288	Level 2
Total marketable securities	$39,320	$21	$(13)	$39,328
The following table presents the contractual maturities of the Company’s marketable securities:

	As of September 30, 2017		As of December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature within one year	$20,041	$20,051	$32,776	$32,788
Mature after one year and within three years	250	249	6,544	6,540
Total	$20,291	$20,300	$39,320	$39,328
4. Commitments and Contingencies
Commitments
Thales
In June 2010, the Company executed a primarily fixed-price full-scale development contract (the “FSD”) with Thales Alenia Space France (“Thales”) for the design and build of satellites for Iridium NEXT. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend through 2018, subject to payments using bills of exchange as described below. As of September 30, 2017, the Company had made aggregate payments of $1.9 billion to Thales, of which $1.5 billion was financed from borrowings under the Credit Facility, and which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. The Credit Facility was fully drawn in February 2017. Prior to the Credit Facility being fully drawn, the Company used the Credit Facility to pay 85% of each invoice received from Thales under the FSD, with the remaining 15% funded from cash on hand. The Company currently pays 100% of each invoice received from Thales from cash and marketable securities on hand or the issuance of a bill of exchange, a French law instrument of indebtedness similar to a promissory note.
On July 26, 2017, the Company entered into Amendments 28 and 29 to its FSD contract.  The Company signed Amendment 28 on May 18, 2017, but effectiveness was conditioned on the effectiveness of Amendment 29.  Amendment 28 revised the liquidated damages and other cost provisions regarding delays to the Iridium NEXT program.  Under Amendment 28, the Company agreed with Thales that liquidated damages for Thales production delays to date would be $30.0 million, with this amount to be used only to offset costs otherwise payable by the Company to Thales under the FSD with respect to past and future delays to the launch schedule from causes other than Thales, at agreed upon rates. Any portion of the $30.0 million remaining at the completion of the launch campaign will be forgiven.  Liquidated damages owed to the Company from any future delays caused by Thales will remain payable in cash. Similarly, costs payable by the Company to Thales for non-Thales delays exceeding the $30.0 million will be payable in cash.  Unless there are substantial future delays to the Iridium NEXT program, the Company expects this arrangement will result in no cash payments due to delays by either party.
Amendment 29 provides for the deferral of approximately $100.0 million in milestone payments by the Company under the FSD for milestones that the Company expects to be completed in 2017 and 2018.  Under Amendment 29, the Company will make these milestone payments using bills of exchange due in March 2019, with interest at a specified base rate (LIBOR or SWAP, depending on the term of the bill of exchange) plus 1.4%, with the bills of exchange guaranteed by Bpifrance Assurance Export S.A.S. (“BPIAE”).  As of September 30, 2017, the milestone payments related to the Thales bills of exchange totaled an aggregate amount of $28.9 million, including $0.9 million of deferred financing costs. The net balance of $28.0 million is recorded as long-term debt within other long-term liabilities in the accompanying condensed consolidated balance sheet. Amendment 29 also requires that the Company pay Thales for the BPIAE premium on the guarantee in the amount of $1.0 million in cash at signing (which was recorded as original issue discount) plus 1.62%, to be paid by bills of exchange on the same terms as stated above, on each bill of exchange to be issued.
The Company’s obligations to Thales that are currently scheduled to be paid, including the long-term bills of exchange, during the 12 months ending September 30, 2018 and 2019 are in the amounts of $247.2 million and $105.6 million, respectively, exclusive of fees and related interest. The timing of the Company’s obligations to Thales is based on current expectations regarding Thales’s manufacturing schedule and the targeted Space Exploration Technologies Corp. (“SpaceX”) launch schedule to complete the Iridium NEXT constellation in 2018.
SpaceX
In March 2010, the Company entered into an agreement with SpaceX to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches and a reflight option in the event of a launch failure is $453.1 million. The SpaceX Falcon 9 rocket is configured to carry ten Iridium NEXT satellites to orbit for each of these seven launches. In November 2016, the Company entered into an agreement for an additional launch with SpaceX to launch five additional satellites and share the launch services with GFZ German Research Centre for Geosciences (“GFZ”). The total price under this additional agreement with SpaceX for the shared launch is $67.9 million. GFZ will pay Iridium $31.8 million to share the launch services to launch NASA’s two Gravity Recovery and Climate Experiment Follow-On satellites. As of September 30, 2017, the Company had made aggregate payments of $447.4 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. Additionally, the Company received $28.6 million from GFZ as of September 30, 2017. The Company’s obligations to SpaceX that are currently scheduled to be paid during the 12 months ending September 30, 2018 and 2019 are in the amounts of $63.4 million and $10.2 million, respectively. The timing of the Company’s obligations to SpaceX is based on the targeted SpaceX launch schedule to complete the Iridium NEXT constellation in 2018.
Kosmotras
In June 2011, the Company entered into an agreement with International Space Company Kosmotras (“Kosmotras”) as a supplemental launch service provider for Iridium NEXT (the “Kosmotras Agreement”). In June 2013, the Company exercised an option for one launch to carry two Iridium NEXT satellites. If the Company does not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of September 30, 2017, the Company had made aggregate payments of $36.8 million to Kosmotras, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. In June 2015, the Company agreed with Kosmotras to replace the remaining options with a new set of options to purchase up to six dedicated launches. Kosmotras has to date been unable to obtain permission to launch the Company’s satellites. If permission is not obtained, the Company may be unable to recover the amounts already paid to Kosmotras. The Company’s obligations to Kosmotras that are currently scheduled to be paid during the 12 months ending September 30, 2019 are $15.0 million, based on the earliest date the Company may include Kosmotras in its launch schedule.
Iridium NEXT Launch and In-Orbit Insurance
The Credit Facility requires the Company to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. The launch and in-orbit insurance the Company has obtained contains elements, consistent with the terms of the Credit Facility, of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of the Company’s NEXT satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss or require the payment of additional premiums and could harm the Company’s financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue. The total premium for the Company’s current launch and in-orbit insurance is $118.2 million; as of September 30, 2017, the Company had made aggregate premium payments of $63.5 million. The Company’s insurance premium obligations to be paid during the 12 months ending September 30, 2018 are $54.7 million. The timing of the majority of the Company's obligations to the insurers is based on the targeted SpaceX launch schedule to complete the Iridium NEXT constellation in 2018.

Credit Facility
The Company estimates the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018 to be approximately $3 billion. In October 2010, the Company entered into a $1.8 billion credit facility with a syndicate of bank lenders (as amended to date, the “Credit Facility”). As of September 30, 2017, the Company reported an aggregate total of $1.8 billion in borrowings, including $104.2 million of deferred financing costs, for a net balance of $1,695.8 million in borrowings from the Credit Facility in the accompanying condensed consolidated balance sheet. Pursuant to the Credit Facility, the Company maintains a minimum cash reserve for debt repayment in a debt service reserve account (the “DSRA”). As of September 30, 2017, the minimum required cash reserve balance was $102.0 million, which is classified as restricted cash in the accompanying condensed consolidated balance sheet.
On July 26, 2017, the Company amended and restated the Credit Facility by a supplemental agreement.  The Credit Facility delays $54.0 million of the Company’s DSRA contributions previously scheduled to be made in 2017, refunded to the Company $33.0 million in contributions made to date, and provides for a refund to the Company of an additional $11.0 million in contributions made to date in the event that the Company’s projected Available Cash (as defined in the Credit Facility) falls below $35.0 million on a three-month forward-looking basis through March 2019.  The delay and refunds are effective through the end of March 2019, at which time the DSRA must be fully funded to the previously agreed amount of $189.0 million.  The Credit Facility also requires that the Company establish a new restricted account to receive payment of hosting fees from the Company's primary hosted payload customer, Aireon LLC.  Up to $50.0 million of hosting fees received from Aireon will be placed in the restricted account, which the Company could access should the Company’s projected Available Cash fall below the $35.0 million three-month forward-looking Available Cash threshold described above. Aireon hosting fees received in excess of $50.0 million will be used to replenish the DSRA and to secure the payment of the Thales bills of exchange described above.
The Credit Facility does not require the Company to raise additional equity, but it does require the Company to temporarily suspend dividend payments on its Series A Preferred Stock and Series B Preferred Stock for five quarters.  As previously announced, in anticipation of this requirement, the Company began this suspension with the dividend payments payable on June 15, 2017.
Prior to the Credit Facility being fully drawn, the Company paid interest on the outstanding principal balance under the Credit Facility on a semi-annual basis in April and October through a combination of a cash payment and a deemed additional loan. The Credit Facility was fully drawn in February 2017, and beginning in April 2017, interest is being paid in cash.  Interest costs incurred under the Credit Facility were $21.9 million and $64.7 million for the three and nine months ended September 30, 2017, respectively, and $19.8 million and $57.0 million for the three and nine months ended September 30, 2016, respectively. Scheduled semi-annual principal repayments will begin on March 31, 2018. During this repayment period, interest will be paid on the same date as the principal repayments. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets.
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

5. Boeing Insourcing Agreement
On November 28, 2016, the Company entered into an Insourcing Agreement with Boeing for the Company to hire, effective January 3, 2017, the majority of Boeing employees and third party contractors who were responsible for the operations and maintenance of the Company’s satellite constellation and ground infrastructure. Pursuant to the Insourcing Agreement, the Company agreed to pay Boeing $5.5 million, of which $2.75 million was paid in December 2016 and the remaining $2.75 million will be paid in December 2017. Concurrent with the hiring of the assembled workforce on January 3, 2017, the Company and Boeing terminated their previous Operations and Maintenance Agreement (“O&M Agreement”) and Iridium NEXT Support Service Agreement and entered into a new Development Services Agreement (“DSA”) with a $6.0 million minimum annual commitment through 2021. As a result of these agreement terminations, Boeing no longer has a unilateral right to commence the de-orbit of the Company’s first-generation satellites. The assembled workforce was recorded as a definite-lived intangible asset in January 2017 and is being amortized over an estimated useful life of 7 years. Additionally, by terminating the O&M Agreement, the Company recognized a $14.2 million gain from the derecognition of a purchase accounting liability created from GHL Acquisition Corp.’s acquisition of Iridium in 2009 related to the fair value of the contractual arrangement with Boeing as of that date and the remainder of a credit resulting from the July 2010 Boeing O&M contract amendment.
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
In May 2015, the Company’s stockholders approved the 2015 Equity Incentive Plan (the “2015 Plan”) to provide stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities, as incentives and rewards for employees, consultants and non-employee directors. In May 2017, the Company’s stockholders amended and restated the 2015 Plan (the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan by 8.0 million shares.  All grants in June 2017 or later were made under the Amended 2015 Plan, which continues to permit the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock and other equity securities to employees, consultants and non-employee directors.  Members of the Company’s board of directors have received a portion of their annual compensation in the form of equity awards under the 2015 Plan. An aggregate amount of approximately 96,000 and 126,000 RSUs were granted in January 2017 and 2016, respectively. These RSUs vest in full on the first anniversary of the grant date. The estimated aggregate grant date fair value of the RSUs granted to the directors in January 2017 and 2016 was $1.0 million for each year.
During the nine months ended September 30, 2017 and 2016, the Company granted approximately 209,000 and 249,000 stock options, respectively, to its employees, with an estimated aggregate grant date fair value of $0.9 million for each year. Additionally, during the nine months ended September 30, 2017 and 2016, the Company granted 964,000 and 573,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $8.5 million and $4.0 million, respectively. Employee stock options and service-based RSUs generally vest over a four-year service period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter.
In March 2017 and 2016, the Company awarded approximately 1,190,000 and 1,335,000 performance-based RSUs to the Company’s executives and employees (the “Bonus RSUs”). The Company records stock-based compensation expense over the requisite service period related to performance-based RSUs when it is considered probable that the performance conditions will be met. Vesting of the March 2017 and 2016 Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals over a one-year period (fiscal year 2017 for the March 2017 Bonus RSUs and fiscal year 2016 for the March 2016 Bonus RSUs). Management believes it is probable that certain of the March 2017 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s Board of Directors and, if such goals are achieved, the March 2017 Bonus RSUs will vest, subject to continued employment, through March 2018. Certain of the March 2016 Bonus RSUs vested in March 2017. The estimated aggregate grant date fair value of the March 2017 and 2016 Bonus RSUs was $10.5 million and $9.4 million, respectively.
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
In June 2017 and June 2016, the Company granted approximately 8,000 and 35,000 RSUs, respectively, to non-employee consultants. The RSUs are generally subject to service-based vesting. The RSUs will vest 50% in June of the year after the grant and the remaining 50% will vest quarterly thereafter. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the nine months ended September 30, 2017 and 2016 was $0.1 million and $0.3 million, respectively.
7. Equity Transactions and Instruments
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and $0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of September 30, 2017.
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
During the three months ended June 30, 2017, the Company began a five-quarter deferral of dividends on the Series A Preferred Stock. No cash dividends were declared or paid during the three months ended September 30, 2017, and no dividends were accrued. During the nine months ended September 30, 2017, the Company paid cash dividends of $1.8 million to holders of the Series A Preferred Stock. During the three and nine months September 30, 2016, the Company paid cash dividends of $1.8 million and $5.3 million, respectively, to holders of the Series A Preferred Stock.
On or after October 3, 2017, the Company may, at its option, convert some or all of the Series A Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions, including a stock price of at least $12.26 per share and payment of the accrued dividends. The holders of Series A Preferred Stock had a special right to convert some or all of the Series A Preferred Stock into shares of common stock, which expired on October 3, 2017. Any suspended dividends are required to be paid prior to conversion by the Company.
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
As of September 30, 2017, there were 499,955 shares of Series B Preferred Stock outstanding. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 6.75% per annum of the $250 liquidation preference per share (equivalent to an annual rate of $16.875 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series B Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series B Preferred Stock ranks senior to the Company’s common stock and pari passu with respect to the Company’s Series A Preferred Stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up. Holders of Series B Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series B Preferred Stock may convert some or all of their outstanding Series B Preferred Stock at an initial conversion rate of 33.456 shares of common stock per $250 liquidation preference, which is equivalent to an initial conversion price of approximately $7.47 per share of common stock (subject to adjustment in certain events).
During the three months ended June 30, 2017, the Company began a five-quarter deferral of dividends on the Series B Preferred Stock. No cash dividends were declared or paid during the three months ended September 30, 2017, and no dividends were accrued. During the nine months ended September 30, 2017, the Company paid cash dividends of $2.1 million to holders of the Series B Preferred Stock. During the three and nine months ended September 30, 2016, the Company paid cash dividends of $2.1 million and $6.3 million, respectively, to holders of the Series B Preferred Stock.
On or after May 15, 2019, the Company may, at its option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. In the event of certain specified fundamental changes, holders of the Series B Preferred Stock will have the right to convert some or all of their shares of Series B Preferred Stock into the greater of (i) a number of shares of the Company’s common stock as subject to adjustment plus the make-whole premium, if any, and (ii) a number of shares of the Company’s common stock equal to the lesser of (a) the liquidation preference divided by the market value of the Company’s common stock on the effective date of such fundamental change and (b) 81.9672 (subject to adjustment). In certain circumstances, the Company may elect to cash settle any conversions in connection with a fundamental change. Any suspended dividends are required to be paid prior to conversion by the Company.
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

The computations of basic and diluted net income per share are as follows:

	Three Months Ended September 30,
	2017	2016
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders (numerator for basic net income per share)	$25,394	$27,696
Net income allocated to participating securities	(25)	(36)
Numerator for basic net income per share	25,369	27,660
Dividends on Series A Preferred Stock, paid and unpaid	1,750	1,750
Dividends on Series B Preferred Stock, paid and unpaid	2,109	2,109
Numerator for diluted net income per share	$29,228	$31,519

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	98,290	96,067
Dilutive effect of stock options	1,515	293
Dilutive effect of contingently issuable shares	54	—
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,727	16,728
Denominator for diluted net income per share	127,188	123,690
Net income per share attributable to common stockholders - basic	$0.26	$0.29
Net income per share attributable to common stockholders - diluted	$0.23	$0.26
For the three months ended September 30, 2017, $1.8 million and $2.1 million in cumulative unpaid dividends to holders of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not declared or accrued as a result of all cash dividends being suspended in connection with the amendments described in Note 4, but such amounts were deducted to arrive at net income attributable to common stockholders.  For the three months ended September 30, 2017, 1.7 million unvested non-performance-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.1 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.
For the three months ended September 30, 2016, options to purchase 2.8 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended September 30, 2016, 1.4 million unvested non-performance based RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share, as the effect would be anti-dilutive, and 1.7 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

	Nine Months Ended September 30,
	2017	2016
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders (numerator for basic net income per share)	$80,402	$75,352
Net income allocated to participating securities	(79)	(97)
Numerator for basic net income per share	80,323	75,255
Dividends on Series A Preferred Stock, paid and unpaid	5,250	5,250
Dividends on Series B Preferred Stock, paid and unpaid	6,327	6,327
Numerator for diluted net income per share	$91,900	$86,832

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	97,716	95,890
Dilutive effect of stock options	1,407	188
Dilutive effect of contingently issuable shares	387	—
Dilutive effect of Series A Preferred Stock	10,602	10,602
Dilutive effect of Series B Preferred Stock	16,727	16,728
Denominator for diluted net income per share	126,839	123,408

Net income per share attributable to common stockholders - basic	$0.82	$0.79
Net income per share attributable to common stockholders - diluted	$0.72	$0.70
For the nine months ended September 30, 2017, $3.5 million and $4.2 million in cumulative unpaid dividends to holders of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not declared or accrued as a result of all cash dividends being suspended in connection with the amendments described in Note 4, but such amounts were deducted to arrive at net income attributable to common stockholders.  For the nine months ended September 30, 2017, options to purchase 0.1 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the nine months ended September 30, 2017, 1.6 million unvested non-performance-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.4 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.
For the nine months ended September 30, 2016, options to purchase 4.0 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the nine months ended September 30, 2016, 1.4 million unvested non-performance based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 1.5 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

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
At September 30, 2017, we had over 949,000 billable subscribers worldwide, representing an increase of 13% from approximately 838,000 billable subscribers at September 30, 2016. We have a diverse customer base, with end users in the following lines of business: land-based handset; machine-to-machine, or M2M; maritime; aviation; and government.
We recognize revenue from both the sale of equipment and the provision of services. We expect a higher proportion of our future revenue will be derived from service revenue, including revenue from hosting and data services. Revenues from providing voice and data service historically have generated higher gross margins than sales of subscriber equipment.
We began launching our new Iridium NEXT satellite constellation in January 2017, which we expect to complete in 2018, and which will replace our first-generation satellite network with the same interlinked mesh architecture of our first-generation constellation, with 66 operational satellites, as well as in-orbit and ground spares. Of the 30 Iridium NEXT satellites we have launched so far in 2017, 13 have been placed into service, seven are being drifted to adjacent planes, and 10 are undergoing on-orbit testing.
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
Recent Developments
Iridium NEXT
As described above, we have begun launching Iridium NEXT. As a result of delays in the original Iridium NEXT launch schedule, we updated the estimated useful lives of the current satellites and extended the lives to be consistent with the expected deployment of Iridium NEXT in 2018. We will continue to evaluate the useful lives of our current satellites through the full deployment of Iridium NEXT as the satellites are placed into service.
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
Amendments to Credit Facility and FSD
As described below under “Liquidity and Capital Resources,” on July 26, 2017, we amended and restated the Credit Facility by a supplemental agreement. As amended to date, the Credit Facility delays, until March 2019, $54.0 million in contributions that we were previously scheduled to make during 2017 to the debt service reserve account, or DSRA, that we are required to maintain under the Credit Facility, and we were refunded $33.0 million of the contributions to the DSRA that we have made to date.  In addition, in the event that our projected Available Cash (as defined in the Credit Facility) falls below $35.0 million on a three-month forward-looking basis between now and March 2019, we will receive a refund of an additional $11.0 million in contributions made to date.  The Credit Facility also requires that we establish a new restricted account to receive hosting fees from Aireon. The first $50.0 million in hosting fees from Aireon would be kept in the restricted account and we could access these funds in the event that we fall below the same $35.0 million three-month forward-looking Available Cash threshold through March 2019 described above.  Hosting fees from Aireon in excess of $50.0 million would be distributed pro rata to replenish the DSRA and to secure the payment of the bills of exchange to Thales described below.
The Credit Facility does not require us to raise additional equity but requires that we suspend the payment of dividends on our 7% Series A Cumulative Perpetual Convertible Preferred Stock and our 6.75% Series B Cumulative Perpetual Convertible Preferred Stock for five quarters.  As previously announced, in anticipation of this requirement, we began this suspension with the dividend payments payable on June 15, 2017. The Credit Facility also includes revised financial covenant levels to reflect changing business conditions.
Also on July 26, 2017, we entered into Amendments 28 and 29 to our Full Scale Development Contract with Thales Alenia Space France SAS, or Thales, for the Iridium NEXT System, which we refer to as the FSD.  We signed Amendment 28 on May 18, 2017, but effectiveness was conditioned on the effectiveness of Amendment 29.  Amendment 28 revised the liquidated damages and other cost provisions regarding delays to the Iridium NEXT program.  Under Amendment 28, we agreed with Thales that liquidated damages for Thales production delays to date would be set at $30.0 million, with this amount to be used only to offset costs otherwise payable by us to Thales under the FSD with respect to past and future delays to the launch schedule from causes other than Thales, at agreed upon rates.  Any portion of the $30.0 million remaining at the completion of the launch campaign will be forgiven.  Liquidated damages owed to us from any future delays caused by Thales would remain payable in cash.  Similarly, costs payable by us to Thales for non-Thales delays exceeding the $30.0 million would be payable in cash.  Unless there are substantial future delays to the Iridium NEXT program, we expect this arrangement will result in no cash payments by either party due to delays.
Amendment 29 provides for the deferral of approximately $100.0 million in milestone payments by us under the FSD for milestones that we expect to be completed in 2017 and 2018.  Under Amendment 29, we will make these milestone payments using bills of exchange due in March 2019, with interest at a specified base rate (LIBOR or SWAP, depending on the term of the bill of exchange) plus 1.4%, with the bills of exchange guaranteed by Bpifrance Assurance Export S.A.S., which we refer to as BPIAE.  Amendment 29 also required that we pay Thales for the BPIAE premium on the guarantee in the amount of $1.0 million in cash at signing plus 1.62%, to be paid by bills of exchange on the same terms as stated above, on each bill of exchange to be issued.
Material Trends and Uncertainties
Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by disaster and relief agencies, and emergency first responders;

•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the ability to offer our services in additional countries.
Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to continue to manufacture and launch Iridium NEXT and successfully transfer service from our first-generation satellites to our Iridium NEXT satellites;

•	our ability to develop new and innovative products and services for Iridium NEXT, including Iridium CertusSM;

•
our ability to generate sufficient internal cash flows, including contracted cash flows from hosted payloads, to fund a portion of the remaining costs associated with Iridium NEXT and to support our ongoing business;

•	Aireon LLC’s ability to successfully deploy and market its space-based ADS-B global aviation monitoring service, which is carried as a hosted payload on the Iridium NEXT system;

•	Aireon’s ability to raise sufficient funds to pay hosting fees to us or our ability to seek alternative financing arrangements in the event that Aireon is unable to pay such hosting fees to us;

•	our ability to maintain the health, capacity, control and level of service of our first-generation satellites through the completion of Iridium NEXT;

•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	market acceptance of our products;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

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

Comparison of Our Results of Operations for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2017	Revenue	2016	Revenue	Dollars	Percent
Revenue:
Services	$89,902	77%	$87,316	77%	$2,586	3%
Subscriber equipment	21,784	19%	19,900	18%	1,884	9%
Engineering and support services	4,861	4%	5,578	5%	(717)	(13)%
Total revenue	116,547	100%	112,794	100%	3,753	3%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	20,883	18%	15,936	14%	4,947	31%
Cost of subscriber equipment	12,186	10%	11,476	10%	710	6%
Research and development	3,981	3%	5,038	4%	(1,057)	(21)%
Selling, general and administrative	18,471	16%	18,767	17%	(296)	(2)%
Depreciation and amortization	22,944	20%	11,809	10%	11,135	94%
Total operating expenses	78,465	67%	63,026	55%	15,439	24%

Operating income	38,082	33%	49,768	45%	(11,686)	(23)%

Other income (expense):
Interest income, net	1,246	1%	700	1%	546	78%
Undrawn credit facility fees	—	—%	(305)	—%	305	(100)%
Other income (expense), net	(20)	—%	39	—%	(59)	(151)%
Total other income, net	1,226	1%	434	1%	792	182%
Income before income taxes	39,308	34%	50,202	46%	(10,894)	(22)%
Provision for income taxes	(10,055)	(9)%	(18,647)	(17)%	8,592	(46)%
Net income	$29,253	25%	$31,555	29%	$(2,302)	(7)%

Revenue
Commercial Service Revenue

	Three Months Ended
	September 30, 2017			September 30, 2016			Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
Commercial voice and data	$48.2	368	$43	$48.0	358	$44	$0.2	10	$(1)
Commercial M2M data	19.7	486	13	17.3	398	15	2.4	88	(2)
Total Commercial	$67.9	854		$65.3	756		$2.6	98

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

For the three months ended September 30, 2017, commercial voice and data revenue increased slightly from the prior year period primarily due to the increase in hosting and data services, offset by continued declines in telephony airtime usage.
We anticipate revenue from our hosting and data services to increase as more Iridium NEXT satellites are placed into service over the launch campaign, which is expected to be completed in 2018.  Hosting and data services for the three months ended September 30, 2017 were immaterial.
For the three months ended September 30, 2017, commercial M2M data revenue increased $2.4 million, or 14%, from the prior year period primarily due to a 22% increase in commercial M2M data billable subscribers, partially offset by a decline in the related ARPU due to the growth in subscribers using lower data usage plans.
We anticipate continued growth in billable commercial subscribers for the remainder of 2017.
Government Service Revenue

	Three Months Ended
	September 30, 2017		September 30, 2016		Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
Government service revenue	$22.0	95	$22.0	82	$—	13

(1)	Billable subscriber numbers shown are at the end of the respective period.
Government service revenues for the three months ended September 30, 2017 did not change from the prior year period as a result of the final contractual price increase having taken place in October 2015 under the Enhanced Mobile Satellite Services, or EMSS, contract with the U.S. government’s Defense Information Systems Agency. Under this contract, revenue is a fixed monthly amount and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. The EMSS contract expires in October 2018, at which time pricing will be subject to renegotiation.
Subscriber Equipment Revenue
Subscriber equipment revenue increased $1.9 million, or 9%, for the three months ended September 30, 2017 compared to the prior year period. The increase was primarily due to higher handset sales concentrated in areas affected by recent hurricane activity.

Engineering and Support Service Revenue

	Three Months Ended
	September 30, 2017	September 30, 2016	Change
	(Revenue in millions)
Government	$4.1	$4.9	$(0.8)
Commercial	0.8	0.7	0.1
Total	$4.9	$5.6	$(0.7)
Engineering and support service revenue decreased by $0.7 million, or 13%, for the three months ended September 30, 2017 compared to the prior year period primarily as a result of decreased revenue for a contract with the U.S. Department of Defense, or DoD, to adapt the Iridium Extreme® handset for DoD applications, which is near completion.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased $4.9 million, or 31%, for the three months ended September 30, 2017 from the prior year period, primarily as a result of insurance costs from Iridium NEXT satellites placed into service during 2017.
We expect our insurance expenses to increase as we place Iridium NEXT satellites into service throughout the launch campaign, which is expected to be complete in 2018.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $0.7 million, or 6%, for the three months ended September 30, 2017 compared to the prior year period. This increase is primarily due to a higher volume of handset sales.
Research and Development
Research and development expenses decreased by $1.1 million, or 21%, for the three months ended September 30, 2017 compared to the prior year period due to decreased spend on Iridium NEXT projects.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses decreased by $0.3 million, or 2%, for the three months ended September 30, 2017 compared to the prior year period, primarily due to a decrease in employee-related expenses related to the reclassification of expenses associated with the Boeing Insourcing Agreement and a decrease in professional fees.
Depreciation and Amortization
Depreciation and amortization expense increased by $11.1 million, or 94%, for the three months ended September 30, 2017 compared to the prior year period, primarily due to the addition of new assets, including Iridium NEXT satellites placed into service during 2017 and assets related to the Russian gateway completed at the end of 2016.
Provision for Income Taxes
For the three months ended September 30, 2017, our income tax provision was $10.1 million, compared to $18.6 million for the prior year period.  The decrease in the income tax provision is primarily related to a decrease in our income before taxes as well as a decrease in our effective tax rate related to lower state taxes in the current year compared to the prior year. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income
Net income was $29.3 million for the three months ended September 30, 2017, a decrease of $2.3 million from the prior year period. This decrease in net income was primarily driven by the increases in depreciation expense and insurance costs as described above, partially offset by the decrease in the provision for income taxes as described above.
Comparison of Our Results of Operations for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
		% of Total		% of Total	Change
($ in thousands)	2017	Revenue	2016	Revenue	Dollars	Percent
Revenue:
Services	$258,298	78%	$250,625	77%	$7,673	3%
Subscriber equipment	57,742	17%	57,822	18%	(80)	—%
Engineering and support services	16,537	5%	17,744	5%	(1,207)	(7)%
Total revenue	332,577	100%	326,191	100%	6,386	2%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	59,209	18%	48,287	15%	10,922	23%
Cost of subscriber equipment	33,158	10%	33,798	10%	(640)	(2)%
Research and development	10,222	3%	11,610	4%	(1,388)	(12)%
Selling, general and administrative	58,099	17%	60,133	18%	(2,034)	(3)%
Depreciation and amortization	56,652	17%	37,588	12%	19,064	51%
Total operating expenses	217,340	65%	191,416	59%	25,924	14%

Gain on Boeing transaction	14,189	4%	—	—%	14,189	100%

Operating income	129,426	39%	134,775	41%	(5,349)	(4)%

Other income (expense):
Interest income, net	2,911	1%	2,258	1%	653	29%
Undrawn credit facility fees	(25)	—%	(1,176)	—%	1,151	(98)%
Other income (expense), net	(138)	—%	359	—%	(497)	(138)%
Total other income, net	2,748	1%	1,441	1%	1,307	91%
Income before income taxes	132,174	40%	136,216	42%	(4,042)	(3)%
Provision for income taxes	(40,195)	(12)%	(49,287)	(15)%	9,092	(18)%
Net income	$91,979	28%	$86,929	27%	$5,050	6%

Commercial Service Revenue

	Nine Months Ended
	September 30, 2017			September 30, 2016			Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
Commercial voice and data	$136.3	368	$41	$135.8	358	$42	$0.5	10	$(1)
Commercial M2M data	56.0	486	13	48.8	398	14	7.2	88	(1)
Total Commercial	$192.3	854		$184.6	756		$7.7	98

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

For the nine months ended September 30, 2017, commercial voice and data revenue increased slightly compared to the prior year period primarily due to increases in hosting and data services and Iridium OpenPort® services, partially offset by continued declines in telephony airtime usage.
We anticipate revenue from our hosting and data services to increase as more Iridium NEXT satellites are placed into service over the launch campaign, which is expected to be completed in 2018.  Hosting and data services for the nine months ended September 30, 2017 were immaterial.
For the nine months ended September 30, 2017, commercial M2M data revenue increased $7.2 million, or 15%, from the prior year period primarily due to a 22% increase in commercial M2M data billable subscribers.
We anticipate continued growth in billable commercial subscribers for the remainder of 2017.
Government Service Revenue

	Nine Months Ended
	September 30, 2017		September 30, 2016		Change
	(Revenue in millions and subscribers in thousands)
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
Government service revenue	$66.0	95	$66.0	82	$—	13

(1)	Billable subscriber numbers shown are at the end of the respective period.
Government service revenues for the nine months ended September 30, 2017 did not change from the prior year period as a result of the final contractual price increase having taken place in October 2015 under the EMSS contract as described above.
Engineering and Support Service Revenue

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
	(Revenue in millions)
Government	$14.5	$15.9	$(1.4)
Commercial	2.0	1.8	0.2
Total	$16.5	$17.7	$(1.2)
Engineering and support service revenue decreased by $1.2 million, or 7%, for the nine months ended September 30, 2017 compared to the prior year period primarily as a result of decreased revenue for a contract with the U.S. Department of Defense, or DoD, to adapt the Iridium Extreme handset for DoD applications, which is near completion, offset by increased engineering for the U.S. government’s gateway modernization effort.

Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased $10.9 million, or 23%, for the nine months ended September 30, 2017 from the prior year period, primarily as a result of insurance costs from Iridium NEXT satellites placed into service during the nine months ended September 30, 2017 and costs associated with operating our new gateway in Russia that was completed at the end of 2016.
We expect our insurance expenses to increase as we place Iridium NEXT satellites into service throughout the launch campaign, which is expected to be complete in 2018.
Cost of Subscriber Equipment
Cost of subscriber equipment decreased by $0.6 million, or 2%, for the nine months ended September 30, 2017 compared to the prior year period. This decrease is primarily due to a lower volume of handset sales, partially offset by increased Iridium L-Band transceivers.
Research and Development
Research and development expenses decreased by $1.4 million, or 12%, for the nine months ended September 30, 2017 compared to the prior year period due to decreased spend on Iridium NEXT projects.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $2.0 million, or 3%, for the nine months ended September 30, 2017 compared to the prior year period, primarily due to decreases in employee-related expenses related to the reclassification of expenses associated with the Boeing Insourcing Agreement.
Depreciation and Amortization
Depreciation and amortization expense increased by $19.1 million, or 51%, for the nine months ended September 30, 2017 compared to the prior year period, primarily due to the addition of new assets, including Iridium NEXT satellites placed into service during the nine-month period ended September 30, 2017 and assets related to the Russian gateway completed at the end of 2016.
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
Provision for Income Taxes
For the nine months ended September 30, 2017, our income tax provision was $40.2 million, compared to $49.3 million for the prior year period.  The decrease in the income tax provision is primarily related to a decrease in our effective tax rate related to lower state taxes in the current year compared to the prior year as well as a decrease in our income before income taxes. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.
Net Income
Net income was $92.0 million for the nine months ended September 30, 2017, an increase of $5.1 million, or 6%, from the prior year period. This increase in net income was primarily driven by the $14.2 million gain on the Boeing transaction, the decrease in the provision for income taxes, and the increase in commercial M2M data service revenue, as described above. This increase was partially offset by the $25.9 million increase in total operating expenses driven by increased depreciation and Iridium NEXT insurance as noted above.

Liquidity and Capital Resources
As of September 30, 2017, our total cash and cash equivalents balance was $330.1 million, and our marketable securities balance was $20.3 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, as well as internally generated cash flows, including contracted cash flows from hosted payloads. Our Credit Facility was fully drawn as of February 2017. Our principal liquidity requirements are to meet capital expenditure needs, principally the launch and deployment of Iridium NEXT, as well as for working capital, interest and future principal payments on the Credit Facility and bills of exchange to Thales, as described below, and future dividend payments on our Series A Preferred Stock and Series B Preferred Stock.
On July 26, 2017, we amended and restated the Credit Facility by a supplemental agreement.  As described above, the Credit Facility delays $54.0 million of our previously scheduled 2017 DSRA contributions and also provided a refund of $33.0 million in DSRA contributions we have made to date. The Credit Facility also provides for a refund of an additional $11.0 million in DSRA contributions we have made to date in the event that our projected Available Cash (as defined in the Credit Facility) falls below $35.0 million on a three-month forward-looking basis through March 2019.  The delay and refunds are effective through the end of March 2019, at which time the DSRA must be fully funded to the previously agreed amount of $189.0 million.  The Credit Facility also requires that we establish a new restricted account to receive payments of hosting fees from Aireon. Hosting fees of up to $50.0 million would be kept in the account and could be drawn by us based on the same $35.0 million three-month forward-looking Available Cash threshold described above.  Aireon hosting fees in excess of the first $50.0 million would be distributed pro rata to replenish the DSRA and to secure the payment of the bills of exchange to Thales described below.
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
Also on July 26, 2017, we entered into Amendment 29 to our FSD with Thales, which provides for the deferral of approximately $100.0 million in expected milestone payments by us in 2017 and 2018.  We will pay these milestones using bills of exchange due in March 2019, with interest at a specified base rate (LIBOR or SWAP, depending on the term of the bill of exchange) plus 1.4%, with the bills of exchange guaranteed by BPIAE.  We must pay Thales for the BPIAE premium on the guarantee in the amount of $1.0 million in cash at signing plus 1.62%, to be paid by bills of exchange on the same terms as stated above, on each bill of exchange to be issued. In connection with these arrangements, we also agreed with Thales as to the amount of liquidated damages Thales owes us for manufacturing delays to date and the additional costs we must pay Thales for launch delays. Unless there are substantial future delays to the Iridium NEXT program, we expect this arrangement to result in no cash payments due to delays by either party.
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
Holders of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $7.00 and $16.875 per share, respectively. Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. For each full quarter that the Series A Preferred Stock or Series B Preferred Stock, as applicable, is outstanding, and assuming that no shares have been converted into common stock, we are required to pay cash dividends of $1.75 million and $2.1 million, respectively, per quarter. If and when we resume payment of the dividends following the five-quarter suspension described above, we expect that we will satisfy dividend requirements, if and when declared, from internally generated cash flows.
As of September 30, 2017, we reported $1,695.8 million in borrowings under the Credit Facility in our condensed consolidated balance sheet, net of $104.2 million of deferred financing costs, for an aggregate balance of $1.8 billion outstanding under the

Credit Facility. As of September 30, 2017, the DSRA balance was $102.0 million, which is classified as restricted cash in our condensed consolidated balance sheet. The DSRA requirement is scheduled to increase to $189.0 million in March 2019. In addition to the minimum debt service levels, financial covenants under the Credit Facility include:

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

Our available cash balance, as defined by the Credit Facility, was $336.0 million as of September 30, 2017. Our debt-to-equity ratio was 0.51 to 1 as of June 30, 2017, the last point at which it was required to be measured. We were also in compliance with the operational EBITDA and hosted payload cash flow covenants set forth above as of June 30, 2017, the last point at which they were required to be measured, and with the annual capital expenditure covenant as of December 31, 2016, the last point at which it was required to be measured.
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

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Cash provided by operating activities	$203,218	$164,559	$38,659
Cash used in investing activities	$(271,800)	$(81,366)	$(190,434)
Cash provided by financing activities	$27,337	$104,660	$(77,323)
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2017 increased by $38.7 million from the prior year period principally due to changes in working capital requirements compared to the prior period.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2017 increased by $190.4 million compared to the prior year period primarily due to a $131.5 million decrease in net sales of marketable securities and a $58.9 million increase in capital expenditures primarily related to Iridium NEXT.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2017 decreased by $77.3 million from the prior year period primarily due to the decrease in borrowings under our credit facility in 2017, as it was fully drawn in February 2017, offset by the refund of restricted cash.

Contractual Obligations and Commitments
The following table summarizes our outstanding contractual obligations as of September 30, 2017 (in millions), as well as the impact of contract amendments through the date of filing:

	Less than			More than
Contractual Obligations	1 year	1-3 Years	3-5 years	5 years	Total
Payment obligations:
Thales (1)	$247.2	$100.0	$—	$—	$347.2
Thales related interest	—	5.6	—	—	5.6
SpaceX(2)	63.4	10.2	—	—	73.6
Launch and in-orbit insurers(3)	54.7	—	—	—	54.7
Kosmotras (4)	—	15.0	—	—	15.0
Boeing (5)	7.3	12.0	7.5	—	26.8
Debt obligations: (6)
Principal	85.5	490.5	748.2	475.8	1,800.0
Contractual interest	122.2	147.1	86.0	22.6	377.9
Operating lease obligations (7)	3.7	7.3	7.3	9.7	28.0
Uncertain tax positions (8)	—	—	—	—	1.0
Unconditional purchase obligations (9)	13.1	4.1	1.0	—	18.2
Total	$597.1	$791.8	$850.0	$508.1	$2,748.0

(1)
Thales obligations consist of commitments under the FSD for the design and manufacture of satellites for Iridium NEXT. We previously used the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand. The Credit Facility was fully drawn in February 2017, and as a result, we now pay 100% of each invoice received from Thales from cash and marketable securities on hand or the issuance of up to $100.0 million in bills of exchange due in March 2019. As of September 30, 2017, we had made aggregate payments of $1,909.0 million to Thales. The timing of a portion of the contractual obligation payments to Thales shown in the table above is based on current expectations regarding Thales’s manufacturing schedule and SpaceX’s targeted launch schedule.

(2)
SpaceX obligations consist of remaining payments to secure SpaceX as the primary launch services provider for Iridium NEXT. The total price for seven launches and a reflight option in the event of launch failure is $453.1 million. In November 2016, we entered into an agreement for an eighth launch with SpaceX to launch five spare satellites and share the services with GFZ, the German Research Centre for Geosciences. The total price under our agreement with SpaceX for the eighth launch is $67.9 million. As of September 30, 2017, we had made aggregate payments of $447.4 million to SpaceX. The timing of a portion of the contractual obligation payments to SpaceX shown in the table above is based on SpaceX’s targeted launch schedule.

(3)
The total insurance premium is $118.2 million, and as of September 30, 2017, we had made aggregate payments of $63.5 million. The timing of the majority of the contractual obligation payments shown in the table above is based on SpaceX’s targeted launch schedule.

(4)
Kosmotras obligations consist of remaining payments to purchase one launch. In June 2013, we exercised an option for one launch to carry two Iridium NEXT satellites. If we do not exercise any additional options, the total cost under the contract including this single launch will be $51.8 million. As of September 30, 2017, we had made aggregate payments of $36.8 million to Kosmotras. The timing of the contractual obligation payments to Kosmotras shown in the table above is based on the earliest date we may include Kosmotras in our launch schedule.

(5)
Boeing obligations represent a new five-year take-or-pay commitment with the execution of the Development Services Agreement and the final payment for the acquisition of the assembled workforce due in December 2017.

(6)
Debt obligations include repayment of the Credit Facility as of September 30, 2017. We have included interest payments to be made on our fixed and variable rate tranches of the Credit Facility. Interest payments for variable rate debt have been estimated based on the six-month LIBOR forward contracts. We did not include any scheduled increases in the DSRA, which is classified as restricted cash on our condensed consolidated balance sheet. The repayment schedule includes $120.0 million that we expect to receive upon the Aireon redemption of our equity interest in Aireon and Aireon dividends that must be used to prepay the Credit Facility based on our current expectations regarding Aireon's ability to obtain funding.

(7)
Operating lease obligations do not include payments to landlords covering real estate taxes, common area maintenance and other charges, as such fees are not determinable based upon the provisions of our lease agreements.

(8)
As of September 30, 2017, we estimated our uncertain tax positions to be $1.0 million, including penalties and interest. However, we are unable to reasonably estimate the period of the possible future payments for the remaining balance, and therefore the remaining balance has not been reflected in a specified period.

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

The contractual obligations table does not include future payments of dividends on the Series A Preferred Stock or Series B Preferred Stock. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 7.00% per annum of the $100 liquidation preference per share, which is equivalent to an annual rate of $7.00 per share. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 6.75% per annum of the $250 liquidation preference per share, which is equivalent to an annual rate of $16.875 per share. Dividends on both the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year, although we have temporarily suspended dividend payments as noted above. Neither the Series A Preferred Stock nor the Series B Preferred stock has a stated maturity date. Holders of Series A Preferred Stock and Series B Preferred Stock may convert some or all of their outstanding shares to common stock at the stated conversion rate. We may at our option cause some or all of the shares of Series A Preferred Stock to be automatically converted into shares of common stock at the then prevailing conversion rate if specified conditions, principally, a stock price of $12.26 and payment of the accrued dividends, are satisfied. On or after May 15, 2019, we may, at our option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. We cannot forecast the conversions, if any, of Series A Preferred Stock or Series B Preferred Stock to common stock and thus cannot forecast with certainty the amounts of future dividend payments on outstanding Series A Preferred Stock. As of September 30, 2017, there were 1,000,000 shares of Series A Preferred Stock and 499,955 shares of Series B Preferred Stock outstanding.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, useful lives of property and equipment, long-lived assets and other intangible assets, inventory, internally developed software, deferred financing costs, asset retirement obligations, income taxes, stock-based compensation, warranty expenses, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.  During the three months ended September 30, 2017, there were no material changes to our critical accounting policies and use of estimates.
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
We have borrowed an aggregate $1.8 billion under the Credit Facility as of September 30, 2017. A portion of the draws we made under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the three months ended September 30, 2017, a one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.
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
We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of September 30, 2017, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description

10.1†
Supplemental Agreement dated as of July 26, 2017 between Iridium Satellite LLC and Société Générale, as BPIAE Agent, amending and restating the Second Amended and Restated BPIAE (formerly COFACE) Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the BPIAE agent, dated as of October 4, 2010, as amended and restated on August 1, 2012 and May 2, 2014, and as further amended on May 7, 2015, November 24, 2015, December 31, 2015, February 24, 2016, July 18, 2016 and February 10, 2017.

10.2†	Amendment No. 28 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated May 18, 2017.

10.3†	Amendment No. 29 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 26, 2017.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on October 26, 2017, formatted in XBRL (eXtensible Business Reporting Language):
(i)   Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016;
(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016;
(iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: October 26, 2017