Form 10-K
period 2017-12-31
Iridium Communications Inc.
filed 2018-02-22
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-33963
_____________________________________________________________________________________________
Iridium Communications Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	26-1344998 (I.R.S. Employer Identification No.)

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

Securities Registered Pursuant to Section 12(g) of the Act: None
_________________________________________________

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
Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2017 was approximately $930.6 million.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 15, 2018 was 98,211,433.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2017

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

Business Overview

We are the only commercial provider of communications services offering true global coverage, connecting people, organizations and assets to and from anywhere, in real time. Our unique L-band satellite network provides reliable communications services to regions of the world where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

We are in the process of replacing our first-generation constellation with our Iridium® NEXT satellite constellation, which will support more bandwidth and higher speeds for new products. We have completed four of eight planned launches, and we expect to complete the four remaining launches in 2018. Iridium NEXT will maintain the same interlinked mesh architecture of our first-generation constellation, with 66 operational satellites, as well as in-orbit and ground spares. Thales Alenia Space France, or Thales, is producing the Iridium NEXT satellites, which are compatible with our first-generation constellation and current end-user equipment, so that as we replace each first-generation satellite in our constellation with an Iridium NEXT satellite, we do not affect service to our end users. In addition to the 40 satellites we have already launched on four dedicated rockets, we plan to deploy 35 additional satellites on three dedicated Falcon 9 rockets and one shared Falcon 9 rocket, each launched by Space Exploration Technologies Corporation, or SpaceX. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2018 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds under our $1.8 billion credit facility, or the Credit Facility, which was fully drawn in February 2017, together with cash on hand and internally generated cash flows, including cash flows from hosted payloads. As described in this report, we also anticipate raising additional capital through the issuance of debt, which may take the form of debt securities, credit facilities or other forms of indebtedness.

The Iridium NEXT constellation will also host the AireonSM system to provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the Iridium NEXT satellites. We formed Aireon LLC in 2011, with subsequent investments from the air navigation service providers, or ANSPs, of Canada, Italy, Denmark and Ireland, to develop and market this service.  Aireon has contracted to provide the service to our co-investors in Aireon, as well as NATS (En Route) PLC, the ANSP of the United Kingdom, and other ANSPs around the world. Aireon is offering the service to ANSP customers worldwide, including the U.S. Federal Aviation Administration, or FAA. Aireon has contracted to pay us a fee to host the ADS-B receivers on Iridium NEXT, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. In addition, we have entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, pursuant to which Harris pays us fees to allocate the remaining hosted payload capacity to its customers and data service fees on behalf of these customers.

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

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $106.1 million in service and engineering and support service revenue, or 24% of our total revenue, for the year ended December 31, 2017. This does not include revenue from the sale of equipment that may be ultimately purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack specific visibility into these activities and the related revenue. We have a multi-year, fixed-price contract with the U.S. government to provide satellite airtime services for an unlimited number of U.S. Department of Defense, or DoD, and other federal government subscribers, with a total contract value of $400 million over its five-year term through October 2018.

The DoD owns and operates a dedicated gateway in Hawaii that is only compatible with our satellite network. The U.S. armed services, State Department, Department of Homeland Security, Federal Emergency Management Agency, or FEMA, Customs and Border Protection, and other U.S. government agencies, as well as other nations’ governmental agencies, use our voice and data services for a wide variety of applications. Our voice and data products are used for numerous primary and backup communications solutions, including logistical, administrative, morale and welfare, tactical, and emergency communications. In addition, our products are installed in ground vehicles, ships, rotary and fixed-wing aircraft and are used for command-and-control and situational awareness purposes. Our satellite network provides increased network security to the DoD because traffic is routed across our satellite constellation before being brought down to earth through the dedicated, secure DoD gateway. The DoD has made, and continues to make, significant investments to upgrade its dedicated gateway for Iridium NEXT and to purchase our voice and data devices, all of which are only compatible with our satellite network. In addition, the DoD continues to invest directly and indirectly in additional services on our network such as Distributed Tactical Communications Services, or DTCS.

We sell our products and services to commercial end users primarily through a wholesale distribution network, encompassing approximately 140 service providers, approximately 220 value-added resellers, or VARs, and approximately 85 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At December 31, 2017, we had approximately 969,000 billable subscribers worldwide, representing a 14% increase compared to December 31, 2016. Total revenue increased from $433.6 million in 2016 to $448.0 million in 2017.

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

Government organizations, including military and intelligence agencies and disaster response agencies, non-governmental organizations, and industrial operations and support teams depend on mobile and fixed voice and data satellite communications services on a regular basis. Businesses with global operations require reliable communications services when operating in remote locations around the world. Mobile satellite services users span many sectors, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction and transportation, among others. Many of our customers view satellite communications services as critical to their daily operations.

We believe that increasing mobile penetration creates additional demand for the mobile satellite services industry. According to a 2017 study by the GSM Association, total mobile connections reached 7.9 billion throughout the world as of the end of 2016 and are projected to reach 9.7 billion by 2020.

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

The mobile satellite services industry also benefits from the continued development of innovative, lower-cost technology and applications integrating mobile satellite products and services, including the continued advancement of the Internet of Things, or IoT. We believe that growth in demand for mobile satellite services is driven in large part by the declining cost of these services, the diminishing size and lower costs of voice, data and IoT devices, the rollout of new applications tailored to the specific needs of customers across a variety of markets, and a more favorable regulatory environment in international markets.

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

Our Competitive Strengths

•
Iridium NEXT.  We expect to complete our Iridium NEXT constellation replacement in 2018. Iridium NEXT enables new products and services, including our planned global broadband offering, Iridium CertusSM, supports more bandwidth and higher speeds for new products, provides service continuity and backwards compatibility to our first-generation constellation, and supports Aireon’s aircraft tracking service, as well as other hosted payload missions.

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

•
Wholesale distribution network.  The specialized needs of our global end users span many markets, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction and transportation. We sell our products and services to commercial end users primarily through a wholesale distribution network of service providers, VARs and VAMs, which often specialize in a particular line of business. Our distributors use our products and services to develop innovative and integrated communications solutions for their target markets, often combining our products with other technologies, such as GPS and terrestrial wireless technology. In addition to promoting innovation, our wholesale distribution model allows us to capitalize on the research and development expenditures of our distribution partners, while lowering overall customer acquisition costs and mitigating some risks, such as consumer relationship risks. By supporting these distributors as they develop new products, services and applications, we believe we create additional demand for our products and services and expand our target markets at a lower cost than would a more direct marketing model. We believe our distribution network can continue to grow with us and increase our market penetration.

•
Strategic relationship with the U.S. government.  The U.S. government is our largest single customer, and we have had a relationship with the DoD since our inception. We believe the DoD views our IoT devices, encrypted handset, DTCS and other products as mission-critical services and equipment. The DoD continues to make significant investments in a dedicated gateway on a U.S. government site to provide operational security and allow DoD handset and IoT users to communicate securely with other U.S. government communications equipment. This gateway is only compatible with our satellite network. In October 2013, we entered into a five-year, fixed-price contract with the U.S. government to provide satellite airtime services for an unlimited number of DoD and other federal government subscribers, with a total contract value of $400 million. We have seen significant annual increases in the number of federal government subscribers during the term of this agreement. As a result, the average cost per user under this agreement has fallen, increasing the value of Iridium services to U.S. government customers.

Our Business and Growth Strategies

•
Complete the deployment of the Iridium NEXT constellation. We have completed four of eight scheduled launches to deploy our next-generation satellite constellation, Iridium NEXT, which is replacing our first-generation constellation with a more powerful satellite network while maintaining backward compatibility with our first-generation system and end-user devices. A fifth launch is scheduled for March 2018. Iridium NEXT maintains our first-generation system’s key attributes, including the capability to upload new software, while providing new and enhanced capabilities, such as higher data speeds and increased capacity. We believe Iridium NEXT will expand our target markets by enabling us to develop and offer a broader range of products and services, including a wider array of cost-effective and competitive broadband and IoT data services through Iridium Certus technology.

•
Leverage our largely fixed-cost infrastructure by growing our service revenue. Our business model is characterized by high capital costs, primarily incurred every 10 to 15 years, in connection with designing, building and launching new generations of our satellite constellation, but the incremental cost of providing service to additional end users is relatively low. We believe that service revenue will be our largest source of future growth and profits, and we intend to focus on growing both our commercial and government service revenue in order to leverage our largely fixed-cost infrastructure. In particular, we believe that competitive broadband data services through Iridium Certus and IoT services, where we are engaging large, global enterprises as long-term customers for telematics solutions, represent our greatest opportunities for service revenue growth.

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

•
Continue to expand our distribution network.  We believe our wholesale distribution network lowers our costs and risks, and we plan to continue to selectively expand our network of service providers, VAMs and VARs and to expand our sales and distribution efforts geographically. We expect that our current and future value-added partners will continue to develop customized products, services and applications targeted to the land mobile, IoT, maritime, aviation and government markets. We believe these markets represent an attractive opportunity for continued subscriber growth.

•
Continued growth in services provided to the DoD.  In October 2013, we executed a five-year Enhanced Mobile Satellite Services, or EMSS, contract with the Defense Information Systems Agency, or DISA. Under the terms of this agreement, we provide Iridium airtime and airtime support to U.S. government and other authorized customers, including voice, low- and high-speed data, paging, broadcast, and distributed tactical communication services. The service fee under the EMSS contract is $88 million per year for the remaining term, and we have begun discussions with the U.S. government on a new EMSS contract, which we expect to enter into later in 2018 or in early 2019. In addition, other services we are developing, such as Iridium Certus and Satellite Time and Location service, provide us with opportunities to offer new products and services to the DoD for an additional fee.

•
Continue to develop Aireon.  Aireon, which we formed in 2011, is our primary hosted payload customer. Aireon received subsequent investments from four ANSPs, NAV CANADA, Enav (Italy), Naviair (Denmark) and the Irish Aviation Authority. Aireon has developed an ADS-B receiver which is hosted on Iridium NEXT and gathers ADS-B position information from aircraft to provide a global air traffic surveillance service. Aireon has contracted to offer its service to our co-investors in Aireon, as well as NATS and other ANSPs, and plans to offer it to other customers worldwide, including the FAA. Aireon has contracted to pay us a fee to host the ADS-B receivers on Iridium NEXT and pays us data service fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. We will also continue to hold an equity stake in Aireon.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of approximately 140 service providers, approximately 220 VARs and approximately 85 VAMs. These distributors sell our products and services to end users, either directly or indirectly through service providers, VARs or dealers. Of these distributors, 34 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific lines of business. We also sell airtime services directly to the U.S. government, including the DoD, for resale to other government agencies. The U.S. government and international government agencies may purchase additional services as well as our products and related applications through our network of distributors.

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

Commercial Markets

We view our commercial business as our primary source of long-term growth. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voice mail. Unlike service providers, our VARs typically focus more on data applications and provide a broader array of value-added services specifically targeted to the niche markets they serve, such as IoT, maritime, aviation and government markets, where high-use customers with specialized needs are concentrated. These VARs integrate our handsets, transceivers, high-speed data devices and Short-Burst Data®, or SBD®, modems with other hardware and software to create packaged solutions for end users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, such as Caterpillar Inc., the DoD and other U.S. and foreign government agencies. Our service providers include satellite service providers such as Marlink SAS, Applied Satellite Technology Limited and Network Innovations, as well as some of the largest telecommunications companies in the world, including Telstra Corporation Limited, KDDI Corporation and Singapore Telecommunications Limited. Our VARs include ARINC Incorporated, Blue Sky Network, LLC, Caterpillar Inc., Garmin Ltd., General Dynamics Corporation, Gogo Business Aviation LLC, Komatsu Limited, Kore Telematics Inc., MetOcean Telematics Limited, Mix Telematics International (Pty) Ltd., NAL Research Corporation, OnixSat Rastreamento de Veículos Ltda. and Zunibal S.A.

We also sell our products to VAMs, who integrate our transceivers into their proprietary hardware. These VAMs produce specialized end-user equipment, including integrated ship, vehicular and aviation communications systems, and global asset tracking devices, which they offer to end users in IoT, maritime, aviation and government markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. Our VAMs include Applied Satellite Engineering, Inc., Beam Communications Pty Ltd., Calamp Wireless Networks Corporation, Cobham plc, Garmin Ltd., Gilat Satcom Ltd., Honeywell and Quake Global, Inc.

In addition to VARs and VAMs, we maintain relationships with approximately 45 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing and support expenses. Our VADs include Global Marine Networks, LLC, Hirschmann Automation and Controls, Inc., Maxtena, Inc. and Two10degrees Limited.

We maintain a pricing model for our commercial products and services with a wholesale rate structure. Under our distribution agreements, we charge our distributors wholesale rates for commercial products and services, subject to discount and promotional arrangements and geographic pricing. We also charge fixed monthly access fees per subscriber for some of our services. Our distributors are in turn responsible for setting their own pricing to their customers. Our agreements with distributors typically have terms of one year and are automatically renewable for additional one-year terms, subject to termination rights. We believe this business model provides incentives for distributors to focus on selling our commercial product and service portfolio and developing additional applications. An additional benefit of this model is simplicity. This model reduces back-office complexities and costs and allows distributors to remain focused on revenue generation.

Government Markets

We provide mission-critical mobile satellite products and services to all military branches of the DoD as well as other U.S. government departments and agencies. These users require voice and two-way data capability with global coverage, low latency, mobility and security and often operate in areas where no other terrestrial or wireless means of communications are available. We believe we are well-positioned to satisfy demand from these users. Our 9575A satellite handset is the only commercial, mobile handheld satellite phone that is capable of Type I encryption accredited by the U.S. National Security Agency for Top Secret voice communications. In addition, the DoD continues to make significant investments in a dedicated gateway that provides operational security and allows users of encrypted DoD handsets to communicate securely with other U.S. government communications equipment. These investments include upgrading the gateway to take advantage of the enhanced capabilities of Iridium NEXT, including new products. This gateway is only compatible with our satellite network.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our five-year EMSS contract, which is effective through October 21, 2018, but can be unilaterally extended by the government for a period of six months. Under the terms of this agreement, authorized customers utilize our airtime services through the DoD’s dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast, and DTCS services for an unlimited number of DoD and other federal subscribers. Other services may be purchased at an additional cost. The fixed-price rate for the contract is $88 million per year. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies. Pursuant to federal acquisition regulations, the U.S. government may terminate the EMSS contract, in whole or in part, at any time. We have begun discussions with the U.S. government on a new EMSS contract, and we expect that we will be successful in renewing this agreement.

We also provide maintenance services for the DoD gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by DISA. This agreement, effective September 2013, provides for a one-year base term and up to four additional one-year options, all of which have been exercised, for a total value of the contract to us of approximately $38 million. Pursuant to federal acquisition regulations, the U.S. government may terminate the GMSS contract, in whole or in part, at any time. In addition, it may be unilaterally extended by the government for a period of six months. We have begun discussions with the U.S. government on a new GMSS contract and we expect that we will be successful in renewing this agreement.

In October 2012, we were also awarded a five-year indefinite-delivery/indefinite-quantity contract from DISA to upgrade the DoD gateway and ensure its compatibility with Iridium NEXT. This contract has a one-year base period and four one-year options, all of which have been exercised, and has a value of $47 million to us over the full five-year period. Currently the DoD is working under a continuing statement of work.

U.S. government services accounted for approximately 24% of our total revenue for the year ended December 31, 2017. Our reported U.S. government revenue includes airtime revenue derived from the EMSS contract and services provided through the GMSS contract and other engineering and support contracts with the U.S. government. This revenue does not include airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, which we report as commercial service revenue, or equipment purchased by government customers from third-party distributors. We are unable to determine the specific amount of U.S. government revenue derived from these commercial sources.

Lines of Business

The specialized needs of our global customers span many markets. Our system is able to offer our customers cost-effective communications solutions with true global coverage in areas unserved or underserved by existing telecommunications infrastructure. Our mission-critical communications solutions have become an integral part of the communications and business infrastructure of many of our end users. In many cases, our service is the only connectivity for these critical applications or is used to complement terrestrial communications solutions. We expect our planned 2018 introduction of Iridium Certus to impact our opportunities in each of our lines of business by providing end users an additional competitive broadband communication solution.

Our current principal lines of business include land mobile, IoT, maritime, aviation and government.

Land Mobile

We are the leading provider of mobile satellite communications services to the land mobile sector, providing handset services to areas not served or inconsistently served by existing terrestrial communications networks. In a 2017 report, Euroconsult estimated that there were approximately 645,000 active satellite handsets in the market in 2016. Mining, forestry, construction, oil and gas, utilities, heavy industry and transport companies as well as the military, public safety and disaster relief agencies constitute the largest portion of our land mobile end users.  We also include sales of Iridium GO! and Iridium push-to-talk, or PTT, services in the land mobile sector. We believe that demand for mobile communications devices operating outside the coverage of terrestrial networks, combined with our small, lightweight, durable handsets with true global coverage, will allow us to capitalize on growth opportunities among these users.

Our land mobile end users utilize our satellite communications services for:

•
Voice and data:  Multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services, location-based services, and to provide telephony services for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and while conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor segments rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage.  In addition, Iridium PTT offers military, first responder, oil and gas, civil government and other users the ability to hold group calls using the Iridium Extreme® PTT handset. Our VAMs and VARs can also develop their own land mobile, fixed, aviation or maritime Iridium PTT devices using the Iridium 9523 PTT core transceiver.

•	Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls and to establish data, e-mail, internet and corporate network connections.

•
Public safety and disaster relief:  Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of natural disasters such as Hurricane Harvey, Hurricane Irma, Hurricane Maria and the Mexican earthquake and in places like Puerto Rico after the 2017 hurricanes. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America.

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

Internet of Things

We are one of the leading providers of satellite-based IoT services. We believe the early stage of this market and its low penetration present opportunities for future growth. As with land mobile, our largest IoT users include mining, construction, oil and gas, utilities, heavy industry, maritime, forestry and transport companies, as well as the military, public safety and disaster relief agencies. We believe increasing demand for automated data collection processes from mobile and remote assets operating outside the coverage of terrestrial wireline and wireless networks, as well as the continued need to integrate the operation of such assets into enterprise management and information technology systems, will likewise increase demand for our IoT applications. For example, our IoT devices have been adopted as standard equipment and as factory options by heavy equipment manufacturers such as Caterpillar Inc., to provide telematics solutions for end users.

Our IoT services are used for:

•
Heavy equipment monitoring: Large, global heavy equipment original equipment manufacturers, such as Caterpillar Inc., Komatsu Limited, Hitachi Construction Machinery Co. Ltd., CNH Global N.V. and AGCO Corporation, use our global IoT services to monitor their off-road heavy equipment in markets such as construction, mining, agriculture and forestry.

•
Fleet management:  Our global coverage permits our products and services to be used to monitor the location of vehicle fleets, hours of service and engine telemetry data, as well as to conduct two-way communications with drivers around the world. Fleet management companies, such as Trimble Transportation & Logistics, Mix Telematics and Zatix, use our service to provide distance drivers with reliable communication to their dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit. We expect that the need for more efficient, cost-effective and safer fleet operations, as well as the imposition of regulatory mandates related to driver safety, such as drive-time monitoring, will increase demand for our services in this area.

•
Fixed-asset monitoring:  Multinational corporations, such as oil-field service companies like Schlumberger Limited and ConocoPhillips Company, use our services to run applications that allow remote monitoring and operation of equipment and facilities around the globe, such as oil pipelines and offshore drilling platforms.

•
Asset tracking:  Leveraging IoT applications developed by several of our distributors, companies use our services and related devices to track assets, including personnel, for logistics, theft-prevention and safety purposes. Companies and organizations that have fleets of vehicles use IoT solutions from Iridium distributors to improve the efficiency of their operations. For example, customers use inthinc's waySmart IoT solution to reduce accidents and increase vehicle uptime, and the Department of Homeland Security Office of Enforcement and Removal uses Fleet Management Solutions’ IoT solution to transmit position, direction, speed and other data for management of its vehicle fleet.

•
Resource management:  Our global coverage and data throughput capabilities support natural resource management applications, such as fisheries management systems. CLS and FW Telematics, two of our VARs, have developed applications for the fishing industry that enable regulatory compliance of fishing practices in a number of countries around the world.

•
Scientific data monitoring:  The global coverage of our network supports many scientific data collection applications such as the Argo float program of the National Oceanographic and Atmospheric Administration, or NOAA, and the Global Ocean Observation project Challenger, operated by Rutgers University. These programs rely on our IoT services to collect scientific data from buoys and ocean gliders located throughout the world’s oceans for monitoring and analysis. We believe the increased need for monitoring climate and environmental data associated with global climate change and human impact on the planet will increase demand for these services.

•
Personal Tracking Devices and Location-Based Services:  Several of our VAMs and VARs, such as Garmin, NAL Research and Track24, have introduced small, portable personal tracking devices that will provide personal tracking and data communications services to consumers and commercial end users. In addition, Iridium GO! and the Iridium Extreme handsets offer personal tracking and location-based services. These devices use IoT data services to send location information and other data to web-based portals for tracking of and messaging with users.

Maritime

We serve the commercial maritime market with a variety of products including broadband terminals, embedded devices and handsets. This market space includes merchant shipping, fishing, research vessels and specialized watercraft. The majority of our revenue in this segment is derived from shipboard data terminals including the Iridium Pilot®. While some Iridium Pilot equipment serves the terrestrial market, the vast majority of Iridium Pilot service revenue comes from the commercial maritime market. Our products and services targeting the maritime market typically have high average revenue per subscriber. Once a system is installed on a vessel, it often generates a multi-year recurring revenue stream from the customer. As a consequence, from time to time we may offer promotions or rebates to accelerate new customer acquisitions and solidify this expected long-term revenue stream.

We believe demand for higher-speed, low-cost data services will allow us to capitalize on opportunities in this market. We believe Iridium Pilot, which uses our Iridium OpenPort® service to offer uncompressed data speeds of up to 134 kilobits per second, or kbps, and three independent voice lines, presents a competitive communication solution at this speed to users in the maritime market. Iridium Certus, which we expect to introduce this year, will provide increased throughput using our Iridium NEXT constellation, along with a portfolio of voice and data services that we expect to increase the addressable market for our maritime services.

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

•
Safety and Security applications:  Ships in distress, including as a result of potential piracy, hijack or terrorist activity, rely on mobile satellite voice and data services. The Ship Security and Alert Systems and Long Range Identification Tracking regulations were adopted by the International Maritime Organization, or IMO, to enhance maritime security in response to the threat from terrorism and piracy. Most deep-sea passenger and cargo ships must be fitted with a device that can send an alert message containing the ship’s ID and position whenever the ship is under threat or has been compromised. In addition, the IMO and a NATO advisory group have recommended the installation of a safe room equipped with a standalone secure communication link the crew can use from inside the room to communicate with rescuing forces. Our distribution partners have developed several product solutions using our network to meet these requirements for merchant and fishing vessels.

The Global Maritime Distress and Safety System, or GMDSS, is a maritime service built to alert a maritime rescue coordination center of each vessel’s situation and position, information that can then be used to coordinate search and rescue efforts among ships in the area. The IMO requires all vessels flagged by signatories to the International Convention for the Safety of Life at Sea (SOLAS) over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that use GMDSS applications. We are working through the authorization process with the IMO for inclusion in the GMDSS. Upon completing this process, we expect our maritime terminals, which will include GMDSS service capabilities developed by our manufacturing licensees, to be available to vessel operators.

Aviation

We are one of the leading providers of mobile satellite communications services to the aviation sector. Our services are increasingly used in commercial and global government aviation applications, principally by corporate jets, corporate and government helicopter fleets, specialized general aviation fleets, such as medevac companies and fire suppression fleets, and high-end personal aircraft. Our services are also employed by commercial airline operators for flight deck voice and data link services for aircraft operational and safety communications. As a result of authorizations by the FAA and U.S. Federal Communications Commissions, or FCC, for us to provide air traffic datalink communications, commercial operators are installing avionics that use the Iridium network on the flight deck to comply with international air navigation communications requirements to operate in oceanic and remote airspace. Voice and data avionics platforms from our VAMs and VARs have been adopted as standard equipment and as factory options for a range of airframes in business aviation and air transport, such as Gulfstream Aerospace Corporation, Bombardier Inc., Cessna Aircraft Company, Boeing and Airbus. Avionics platforms that utilize our network are also retrofitted on thousands of corporate and commercial aircraft already in operation.

Aviation end users utilize our satellite communications services for:

•
Aviation operational communications:  Aircraft crew and ground operations use our services for air-to-ground telephony and data communications. This includes the automatic reporting of an aircraft’s position and mission-critical condition data to the ground and controller-pilot data link communication for clearance and information services. We provide critical communications applications for numerous airlines and air transport customers including Hawaiian Airlines, United Airlines, UPS, Cathay Pacific Airways and El Al Airlines. These operators rely on our services because other forms of communication may be unaffordable or unreliable in areas such as the polar regions. Rockwell Collins and SITA, SC, the two leading providers of voice and data link communications services and applications to the commercial airline industry, integrate our products and services into their offerings.

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

•
Air traffic control communications and safety applications:  The International Civil Aviation Organization, or ICAO, has approved standards and recommended practices allowing us to provide Aeronautical Mobile Satellite (Route) Services to commercial aircraft on long-haul routes. This allows member states to evaluate and approve our services for safety communications on flights in oceanic and remote airspace. The FAA has approved Iridium for use in the Future Air Navigation Services (FANS) and Automatic Dependent Surveillance – Contract (ADS-C) datalink communications with air traffic control. We are currently conducting an operational evaluation of our voice communications services for air traffic control communications in coordination with the Performance Based Aviation Rules Making Committee (PARC). Aircraft crew and air traffic controllers will be able to use our services for data and voice communications between the aircraft flight deck and ground-based air traffic control facilities. We are the only satellite provider capable of offering such critical flight safety applications around the entire globe, including the polar regions. We believe this particular sector of the market will present us with significant growth opportunities, as our services and applications can serve as a cost-effective alternative to systems currently in operation.

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

Seasonality

Our business is subject to seasonal usage changes for commercial customers, and we expect it to be affected by similar seasonality going forward. March through October are typically the peak months for commercial voice traffic and related subscriber equipment sales, given the predominance of population and outdoor activity in the northern hemisphere. U.S. government usage and commercial IoT usage have been less subject to seasonal changes.

Services and Products

At December 31, 2017, we had approximately 969,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, IoT services and high-speed data services and engineering services. Sales of our commercial services collectively accounted for approximately 59% of our total revenue for the year ended December 31, 2017. We also sell related voice and data equipment to our customers, which accounted for approximately 17% of our total revenue for the year ended December 31, 2017. In addition, we offer services to U.S. government customers, including the DoD. U.S. government services, including engineering services, accounted for approximately 24% of our total revenue for the year ended December 31, 2017.

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

Prepaid Mobile Voice Satellite Communications Services

We also offer mobile voice services to service providers and VARs through prepaid plans. Service providers and VARs pay us in advance for defined blocks of airtime minutes with expiration periods in various configurations, ranging from 30 days to two years. These services are then generally sold to subscribers in the form of prepaid scratch cards and e-vouchers that enable subscribers to use our services on a per-minute basis. Unused minutes generally are forfeited on the applicable expiration date. We believe service providers and VARs are drawn to these services because they enable greater cost control by eliminating the need for monthly billings and reducing collection costs, and can be sold in countries where credit may not be readily available for end users. Our distributors often offer our prepaid voice services through fixed devices to subscribers in rural villages, at remote industrial, commercial and residential sites, and on ships at sea, among other places. Fixed voice satellite communications services are in many cases an attractive alternative to handheld mobile satellite communications services in situations where multiple users will access the service within a defined geographic area and terrestrial wireline or wireless service is not available. Fixed phones, for example, can be configured as pay phones that accept prepaid scratch cards and can be installed at a central location, for example in a rural village or on a maritime vessel.

Iridium PTT Service

Building on the foundation of DTCS, which provides regional tactical radio service to DoD users, our Iridium PTT service enables regional PTT calls, or global PTT calls among users on the same talkgroup in up to 10 geographically disparate locations around the world, providing a fast and robust communication experience. Iridium PTT can be used via the Iridium Extreme PTT satellite phone or the Iridium 9523 PTT core transceiver, which gives our VAMs the ability to build Iridium PTT into existing land mobile, maritime and aviation communications platforms. We and our partners are also developing interoperability solutions for existing terrestrial Land Mobile Radio systems, which will further extend the utility of the service.

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

We are also developing a new broadband service, Iridium Certus, with enhanced capabilities that will be enabled by the more powerful Iridium NEXT satellites. Iridium Certus, which we expect to commercially introduce during 2018, will support a variety of data speeds, antenna types, and cost points ranging from 22kbps to 704 kbps, and eventually up to 1.4Mbps. We have licensed the Iridium Certus technology to an initial group of terminal manufacturers who are developing products for the maritime, aviation and land mobile markets, and we are in the process of designating distribution partners for the Iridium Certus service in each of these vertical markets. We believe Iridium Certus will provide a competitive, cost-effective and reliable range of narrowband and broadband services to the market, in standalone applications or as a complement to other wireless technologies.

Internet of Things Services

Our IoT services are designed to address the market need for a small and cost-effective solution for sending and receiving data, such as location, from fixed and mobile assets in remote locations to a central monitoring station. This service operates through a two-way SBD transmission or circuit-switched data, between our network and a transceiver, which may be located, for example, on a container in transit or a buoy monitoring oceanographic conditions. The small size of our devices and their low-cost, omnidirectional antennas make them attractive for use in applications such as tracking asset shipments, monitoring unattended remote assets including oil and gas assets, vehicle tracking, and mobile security. We sell our IoT services to our distributors, who incorporate them and in turn provide a solution package to commercial and government customers. Increasingly, our IoT transceivers are being built into products for consumer markets, such as personal location devices that provide two-way messaging. As with our mobile voice and data offerings, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for data used by their respective subscribers.

Other Services

In addition to access and usage fees, we generate revenue from several ancillary services related to our core service offerings. In conjunction with Satelles, Inc., we offer Satellite Timing and Location services which helps augment GPS and provides reliable location, timing and positioning data. We provide inbound connections from the public switched telephone network, or PSTN, short message services, or SMS, subscriber identity module, or SIM, activation, customer reactivation, and other peripheral services. We also provide research and development services to assist customers in developing new technologies compatible with our system, which we may leverage for use in service and product offerings in the future. We charge our distributors fees for these services.

U.S. Government Services

We provide U.S. government customers bulk access to our services, including voice, netted voice, data, messaging and paging services, as well as maintenance services for the DoD’s dedicated gateway. We provide airtime to U.S. government subscribers through DoD’s gateway, under the EMSS contract, which is a fixed-price contract covering voice, low-speed data, paging, broadcast and DTCS services. Additional services, such as broadband capabilities utilizing Iridium Certus technology, would be provided at an additional fee. To comply with U.S. government requirements, we ensure handsets sold for use by the U.S. government are manufactured in the United States. U.S. government customers procure our voice and data devices through specific, approved distributors from our network of VARs and service providers. Our VARs and VAMs typically integrate our products with other products, which they then offer to U.S. government customers as customized products. They are typically provisioned then by DISA. Our voice and data solutions for the U.S. government include:

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

With funding support from the DoD, we continue to invest in research and development to develop new products and applications for use by all branches of the U.S. armed forces. For example, in conjunction with DISA, we and select distribution partners offer DTCS, which provides critical, secure, PTT, netted communications using lightweight, handheld tactical radios, or add-ons to existing government tactical radios. In addition, in 2017 we introduced a next-generation secure satellite phone based on the Iridium Extreme, which we have also developed with funding support from the DoD which was accredited by the National Security Agency, or NSA, to provide Type-1 encryption, enabling communications up to Top Secret from anywhere in the world.

Our Products

We offer a broad array of voice and data products for customers that work worldwide. In most cases, our devices or an antenna must be located outside and within view of a satellite to be able to access our network.

Satellite Handsets

Our principal handset offerings are the Iridium 9555 and Iridium Extreme satellite handsets, which are similar in functionality to ordinary cellular phones but with the solid, durable feel that satellite phone users demand. We believe our reputation for industrial-strength products is critical for customers, many of whom are located in the most inhospitable spots on the planet and require rugged and reliable communications equipment.

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

Iridium Extreme. The Iridium Extreme adds to the Iridium 9555’s capabilities by providing a rugged exterior that meets DoD Military Standard 810F for durability, a dedicated, two-way emergency SOS button, and fully integrated GPS and location-based services. These extra features are provided in a handset that is even smaller than the Iridium 9555, weighing 8.7 ounces and offering up to four hours of talk time. An emergency response service provided by GEOS Travel Safety Group, or GEOS, is included with the purchase of the phone and airtime usage. The two-way emergency SOS button initiates a phone call and an emergency message via SMS to GEOS, which then coordinates with local emergency responders.

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

We expect these devices to maintain our competitive position as premium offerings in the market due to their capabilities, mobility, reliability and global coverage. In addition to these devices, we offer variants of the Iridium 9555 handset and the Iridium Extreme handset that are qualified for sale to U.S. government customers.

Iridium GO!

We also offer Iridium GO!, a small, rugged, personal connectivity device that connects to the Iridium network to create a Wi-Fi hotspot, enabling the use of smartphones and tablets to make voice calls, send text messages and emails, post to social networking sites, and limited use of optimized mobile websites. Iridium GO! also has an emergency SOS button and GPS and location-based services. Smartphone or tablet access is provided through special applications downloaded for free from the Apple App Store or through Google Play for Android smartphones or tablets. A software development kit is available to enable the creation of additional applications or integrate Iridium GO! connectivity into existing applications, targeted to specific customer segments.

Voice and Data Modems

We also offer a combined voice transceiver and data modem, which our distributors integrate into a variety of communications solutions that are deployed in different applications around the world. Our principal offering in this space is the Iridium Core 9523 L-Band transceiver, which utilizes the transceiver core of our Iridium Extreme satellite handset. The Iridium Core 9523 provides a small voice and data module that can be integrated with other components to create a modem tailored for typical VAM applications as well as specific applications, such as a dual-mode terrestrial radio and satellite phone or IoT applications that require more efficient data throughput through circuit switched data transmission. The Iridium 9523 PTT adds PTT capability, allowing development partners to design and build land mobile, fixed, aviation and maritime devices with Iridium PTT. We also offer the 9522B L-Band transceiver, which utilizes the same transceiver core that is used in our Iridium 9555 satellite handset to provide voice and circuit-switched data services. Our principal customers for our L-Band transceivers are VAMs and VARs, who integrate them into specialized devices that access our network.

Broadband Data Devices

Our Iridium Pilot terminal provides up to three independent voice lines and an internet connection for data communications of up to 134kbps, using our Iridium OpenPort service. All voice and data capabilities can be used simultaneously. Our principal customers for Iridium Pilot are service providers who integrate the device with their own hardware and software products to provide a suite of customer-focused voice and IP-based data packages for ship operation, crew calling and e-mail. We believe our Iridium Pilot terminal, with its higher bandwidth and flexible service options, provides an excellent low-cost option to the maritime market, including market sectors such as luxury yachts, tug boats, and other fishing and cruising vessels. Iridium Pilot also offers a low-cost solution as a complement to maritime Ku- and Ka- Band Very Small Aperture Terminal, or VSAT, systems providing broadband and data services for ships, where Iridium Pilot can fill in coverage gaps and operate during significant rain fade events that impair K-band service, provide services where the VSAT terminal is not licensed to operate, and provide an alternate channel for VSAT maintenance and configuration. We also offer Iridium Pilot Land Station, which allows remote individuals and businesses from off-the-grid terrestrial locations to obtain reliable internet connections and voice calling no matter where they are located.

We have selected several VAMs to manufacture terminals for use with our Iridium Certus broadband service, which we expect will begin to be commercially available during 2018 when the Iridium Certus service is launched. Iridium Certus terminals will be available for the maritime, aviation and land mobile markets and will offer a variety of significantly enhanced data speeds and antenna types.

Internet of Things Data Devices

Our principal IoT devices are the Iridium 9602 and 9603 full-duplex SBD transceivers. The Iridium 9602 is a small data device with two-way transmission, capable of sending packet data to and from any point in the world with low latency. The principal customers for our Iridium 9602 data modems are VARs and VAMs, who embed the device into their tracking, sensor, and data applications and systems, such as asset tracking systems. Our partners often combine the Iridium 9602 with a GPS receiver to provide location information to customer applications. We also offer the Iridium 9603, an even smaller transceiver that is functionally identical to the Iridium 9602. In addition, a number of VARs and VAMs include a cellular modem as part of their Iridium applications to provide low-cost cellular data transmission when available. These types of multimode applications are adopted by end users who require the ability to regularly transfer data but operate in areas with inconsistent cellular coverage. We provide gap-filler coverage for these applications, allowing users to operate anywhere on the globe.

We also offer Iridium Burst®, our one-to-many global data broadcast service, which enables enterprises to send data to an unlimited number of devices anywhere in the world, even inside buildings, vehicles or aircraft, and Iridium Edge®, an off-the-shelf, environmentally sealed, rugged device that complements existing cellular solutions to create dual-mode connectivity for the most remote and inaccessible areas of the world. Iridium Edge reduces the cost and complications associated with hardware development, manufacture and certification of satellite-specific terminals, which we expect to enable greater adoption of our IoT services.

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

Our Spectrum

We hold licenses to use 8.725 MHz of contiguous spectrum in the L-Band, which operates at 1.6 GHz, and allows for two-way communication between our devices and our satellites. In addition, we are authorized to use 200 MHz of K-Band (23 GHz) spectrum for satellite-to-satellite communications, known as inter-satellite links, and 400 MHz of Ka-Band spectrum (19.4 GHz to 19.6 GHz and 29.1 GHz to 29.3 GHz) for two-way communication between our satellites and our gateways, known as feeder links. Our license for the launch and operation of our Iridium NEXT constellation also authorizes our use of the 156.0125-162.0375 MHz spectrum for reception of Automatic Identification System transmissions from maritime vessels and the 1087.7-1092.3 MHz spectrum for reception of Automatic Dependent Surveillance-Broadcast transmissions from aircraft. Access to this spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because each product and service can be deployed and sold worldwide. Our products and services are offered in over 100 countries, and we and our distributors continue to seek authorizations in additional countries.

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

	Year Ended December 31,
	2017	2016	2015
United States	51%	52%	50%
Canada	10%	10%	10%
United Kingdom	10%	11%	11%
Other Countries (1)	29%	27%	29%

(1)	No single country in this group represented more than 10% of our revenue for any of the periods indicated.

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

	Year Ended December 31,
	2017	2016	2015
Commercial voice traffic (minutes)	88%	88%	88%
Commercial data traffic (kilobytes)	75%	72%	67%

Our Network

Our Constellation

Both our first-generation satellite network and our next-generation satellite constellation, Iridium NEXT, have an architecture of 66 operational LEO satellites in six orbital planes of eleven vehicles each in nearly circular polar orbits, in addition to in-orbit spares. Our operational satellites orbit at an altitude of approximately 483 miles (778 kilometers) above the earth and travel at approximately 16,689 mph, resulting in a complete orbit of the earth approximately every 100 minutes. The design of our constellation ensures that generally at least one satellite is visible to subscribers from any point on the earth’s surface, covering all of the world’s population. While our constellation offers true global coverage, most of our devices and antennas must have a direct line of sight to a satellite to transmit or receive a signal, and services on those devices are not available in locations where a satellite signal cannot be transmitted or received, which for some devices includes inside a building.

We have begun launching our Iridium NEXT system, and through the full deployment of Iridium NEXT, which we expect to occur during 2018, we will operate a hybrid constellation. In addition, during 2017 we began de-orbiting some of our first-generation satellites on an individual basis after they were replaced by Iridium NEXT vehicles, although as permitted by our FCC license, some first-generation satellites will remain in orbit as spares until the completion of the Iridium NEXT deployment. In addition, we also have some Iridium NEXT satellites, which we refer to as “drifters,” which move from their initial orbital plane after launch to their designated operational orbital plane over a period of months.

Our first-generation constellation and Iridium NEXT are unique among commercial constellations in the usage of radio frequency crosslinks between our satellites, which eliminates the need for local ground infrastructure. These crosslinks enable each satellite to communicate with up to four other satellites in space, two in the same orbital plane and two in adjacent planes. Our traffic is routed on a preplanned route between satellites to a predetermined satellite that is in contact with one of the Iridium teleport network, or TPN, locations. The TPN sites then transmit the traffic to and from the gateways which provide the interface to terrestrial-based networks such as the PSTN or the internet. The use of a TPN allows grounding traffic at multiple locations within our ground network infrastructure. This flexibility allows for rapid reconfiguration of grounding traffic from the satellites in the event of a space, antenna or ground routing anomaly and results in greater reliability of our network. The design of our space and ground control system also facilitates the real-time monitoring and management of the satellite constellation and facilitates service upgrades via software enhancements. All our ground infrastructure, including gateway and teleport technology and satellite control systems, was upgraded in advance of the launch of Iridium NEXT.

We believe our interlinked satellite infrastructure provides several advantages over low earth orbiting “bent-pipe” satellite networks that rely on multiple terrestrial gateways, such as Globalstar’s and ORBCOMM’s networks. We have the only satellite network with true global coverage, and our constellation is less vulnerable to single points of failure, since traffic can be routed around any one satellite problem to complete the communications path to the ground. In addition, the small number of ground stations increases the security of our constellation, a factor that makes our network particularly attractive to government institutions and large enterprises. The low orbit of our constellation also allows our network to operate with low latency and with smaller antennas due to the proximity of our satellites to the earth.

Our constellation is designed to provide significant coverage overlap for mitigation of service gaps from individual satellite outages, particularly at higher northern and southern latitudes. Each satellite, both in our first-generation constellation and our Iridium NEXT system, was designed with a high degree of on-board subsystem robustness, an on-board fault detection system, and isolation and recovery capabilities for safe and quick risk mitigation. Our ability to reposition our satellites provides us with operating flexibility and enhances our ability to maintain a commercially acceptable level of service. If a satellite should fail or become unusable, in most cases we will be able to reposition one of our in-orbit spare satellites to take over its functions within days, with minimal impact on our services. If there is no in-orbit spare located in the relevant orbital plane, we will replace it with a newly launched Iridium NEXT satellite, when available.

Our primary commercial gateway is located in Tempe, Arizona, with a second dedicated gateway located in Russia. A gateway processes and terminates calls and generates and controls user information pertaining to registered users, such as geo-location and call detail records. The DoD owns and operates a dedicated gateway for U.S. government users, which provides an interface between voice and data devices and the Defense Information Systems Network and other terrestrial infrastructure, providing DoD users with secure communications capabilities. Our network has multiple antennas, located at the TPN facilities, including the Tempe gateway, that communicate with our satellites and pass calls between the gateway and the satellites as the satellites traverse our antennas, thereby connecting signals from the terminals of end users to our gateways. This system, together with our satellite crosslinks, enables communications that are not dependent on a ground station in the region where the end user is using our services.

We operate our satellite constellation from our satellite network operations center (SNOC) in Leesburg, Virginia. This facility manages the performance and status of each of our satellites, developing and distributing routing tables for use by the satellites, TPN facilities and gateways, directing traffic routing through the network and controlling the formation of coverage areas by the satellites’ main mission antennas. We also operate TPN facilities in Fairbanks, Alaska and Tempe, Arizona in the United States, and in northern Canada and Norway that perform telemetry, tracking and control functions and route commercial services.

From time to time, individual satellites in our constellation experience operating problems that may result in a satellite outage, but due to the overlapping coverage within our constellation and the dynamic nature of our LEO system, the individual satellite outages typically do not negatively affect our customers’ use of our system for a prolonged period. In addition, most system processing related to our service is performed using software on board each satellite instead of on the ground. We believe this provides us with significant flexibility and has contributed to the longevity of the system by enabling engineers to develop additional functionality and software-based solutions to occasional faults and anomalies in the system.

Based on the failures and anomalies we have experienced to date, and considering the potential for future anomalies, we believe our first-generation constellation will provide a commercially acceptable level of service through the completion of Iridium NEXT, which we expect during 2018. We expect to be able to mitigate most satellite failures through placement of Iridium NEXT satellites, the implementation of software solutions, and by landing communications traffic using the sites within the TPN infrastructure and backhauling traffic to the Tempe gateway for processing and termination.

We selectively replace parts for our gateway and TPN facilities as necessary and maintain an inventory of spare parts, which we continuously monitor. When we do not have necessary spares in inventory or our spares become obsolete, we rely on third parties to develop necessary parts.

Pursuant to an amended and restated transition services, products and asset agreement, or the TSA, entered into with Motorola, and a separate agreement with Motorola, the U.S. government and Boeing, which previously operated and maintained our satellite constellation, we are required to maintain an in-orbit liability insurance policy, which also covers planned or unplanned de-orbits of individual first-generation satellites, with a de-orbiting endorsement to cover the mass de-orbit of our first-generation satellite constellation in the amount of $500.0 million per occurrence, and $1.0 billion in the aggregate. The current policy together with the de-orbiting endorsement covers amounts that we and other specified parties may become liable to pay for bodily injury or property damage to third parties related to processing, maintaining and operating our first-generation satellite constellation, including an unlimited number of satellite de-orbits, and, in the case of the de-orbiting endorsement, a mass de-orbit of the first-generation satellite constellation, although it contains exceptions for third-party damages which may result from an in-orbit satellite collision that occurred in 2009. The policy covers us, the U.S. government, Boeing, as the former operator of our system, Motorola Solutions, Inc., or Motorola Solutions, as successor to Motorola, and other named beneficiaries. The policy has been renewed annually since the expiration of the original policy’s three-year term in 2003 and currently expires on December 8, 2018. We expect to continue to renew this policy annually through the life of our first-generation constellation. We will continue to de-orbit satellites as Iridium NEXT satellites replace those in our first-generation constellation.

In addition, we maintain a separate $1.0 billion product liability policy to cover Motorola Solutions’ potential liability as manufacturer of the first-generation satellites. Given the flexibility of our satellite constellation, we do not maintain in-orbit insurance covering losses from satellite failures or other operational problems affecting our first-generation constellation, although the terms of our Credit Facility require us to do so for a period of time with respect to our Iridium NEXT satellites. See “—Iridium NEXT” below.

Our first-generation satellite constellation license from the FCC has been extended until July 31, 2019, and we also hold a space station license for the launch and operation of our Iridium NEXT constellation. Our U.S. gateway earth station licenses expire between 2018 and 2026, and our U.S. government customer’s and commercial subscribers’ earth station licenses for end user devices will expire in 2021. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration.

Iridium NEXT

We are in the process of replacing our first-generation constellation with our Iridium NEXT satellite constellation, which will support new services and higher data speeds for new products. To date, we have deployed a total of 40 Iridium NEXT satellites on four Falcon 9 rockets launched by SpaceX, carrying ten satellites each, and we plan to launch an additional 30 satellites on three dedicated Falcon 9 rockets. We have also contracted separately with SpaceX for an eighth Falcon 9 launch, which we will share with the GFZ German Research Centre for Geosciences, or GFZ, to launch five Iridium NEXT satellites and NASA’s two Gravity Recovery and Climate Experiment (GRACE) Follow-On satellites. Additionally, we had contracted to launch two satellites on a Dnepr rocket launched by Kosmotras, but we do not believe that Kosmotras will be successful in obtaining the permits or authorizations to launch our satellites on a Dnepr rocket.

The Iridium NEXT constellation also hosts the Aireon system. The Aireon system is being developed by Aireon LLC, which we formed in 2011, with subsequent investments from the ANSPs of Canada, Italy, Denmark and Ireland, to provide a global air traffic surveillance service through a series of ADS-B receivers on the Iridium NEXT satellites, which are activated on an individual basis as the Iridium NEXT satellite begins carrying traffic in our constellation. Aireon has contracted to offer this service to our co-investors in Aireon, as well as NATS and other ANSPs, and plans to offer the service to other customers worldwide, including the FAA. These ANSPs will use the service to provide improved air traffic control services over the oceans, as well as polar and remote regions. Aireon also plans to market the data to airlines and other users. Under our agreements with Aireon, Aireon will pay us fees of $234 million to host the ADS-B receivers on Iridium NEXT, as well as data services fees of up to approximately $20 million per year, once the system is fully operational, for the delivery of the air traffic surveillance data over the Iridium NEXT system.

While the Aireon ADS-B receivers are the primary hosted payload on the Iridium NEXT satellites, we have also entered into an agreement with Harris for it to utilize the remaining space for payloads it has constructed for its customers. We expect this agreement to result in an additional $76 million in hosting and data service fees.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018 to be approximately $3 billion. We believe the Credit Facility, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility,” together with cash on hand, and internally generated cash flows, will be sufficient to fully fund the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2018. As described in this report, we also expect to raise additional capital through the issuance of debt securities as part of our funding plan.

The Credit Facility requires us to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. We finished placing this insurance during 2017.

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

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.3 billion, and we expect our payment obligations under the FSD to extend through 2018. As of December 31, 2017, we had made total payments of $1.9 billion to Thales, of which $1.5 billion were from borrowings under the Credit Facility. We used the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand until the Credit Facility was fully drawn in February 2017. As previously reported, during 2017 we entered into an amendment to the FSD providing for the deferral of approximately $100.0 million in payments due by us under the FSD for specified milestones that were completed in 2017 or that we expect to be completed in 2018.  We make these milestone payments using bills of exchange due in March 2019.  With the exception of the invoices to be paid with these bills of exchange, we expect to pay 100% of each remaining invoice received from Thales from cash and marketable securities on hand, proceeds from a potential debt issuance and internally generated cash flows, including cash flows from hosted payloads.

In March 2010, we entered into an agreement with SpaceX as the primary launch services provider for Iridium NEXT. The contract price under the SpaceX agreement is $453.1 million, which includes the exercise of our reflight option in the event of launch failure. The SpaceX Falcon 9 rocket is configured to carry ten Iridium NEXT satellites to orbit with each launch. In November 2016, we entered into an additional agreement with SpaceX for an eighth Falcon 9 launch for a contract price of $67.9 million. Although we are the customer of record with SpaceX, we have contracted separately with GFZ for $31.8 million to share the launch of NASA’s two Gravity Recovery and Climate Experiment Follow-On satellites on a specially designed dispenser on the Falcon 9 rocket. As of December 31, 2017, we had made aggregate payments of $463.9 million to SpaceX, and received $28.6 million from GFZ.

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

Under the Aireon LLC Agreement, NAV CANADA’s subsidiary will acquire up to a 51% interest in Aireon and the other ANSP investors or their subsidiaries will acquire up to a 24.5% interest, collectively, with Iridium retaining a 24.5% interest. The Aireon LLC Agreement provides for the purchase by these investors of preferred membership interests in multiple tranches for an aggregate purchase price of $270 million, all of which has already been invested. Following the completion of the investments by the new investors and NAV CANADA’s subsidiary, Aireon is required, if and when funds are available, to redeem a portion of our ownership interest for a payment of $120 million.

The Aireon LLC Agreement provides for Aireon to be managed by a board of directors consisting of 11 members. Currently, Iridium Satellite may nominate two directors, NAV CANADA may nominate six directors, Enav may nominate one director and the other two investors may together nominate one director. The chief executive officer of Aireon serves as the eleventh director. The Aireon LLC Agreement also provides the minority-interest holders with several protective provisions.

Constellation De-Orbiting Obligations

When Iridium Satellite purchased the assets of Iridium LLC out of bankruptcy, Boeing, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability risk arising from future operation of our first-generation constellation, and to provide for the U.S. government’s obligation to indemnify Motorola pursuant to the Indemnification Agreement described below. As a result, Iridium Satellite, Boeing, Motorola and the U.S. government entered into the Indemnification Agreement, as subsequently amended in September 2010, giving the U.S. government the right, in its sole discretion, to require us to de-orbit our first-generation constellation in the event of: (a) Iridium Satellite’s failure to maintain certain insurance and pay certain insurance premiums; (b) Iridium Satellite’s bankruptcy; (c) Iridium Satellite’s sale or the sale of any major asset in our satellite system; (d) Boeing’s replacement as the operator of our satellite system; (e) Iridium Satellite’s failure to provide certain notices as contemplated by the Indemnification Agreement; or (f) at any time after January 1, 2015. Prior to the September 2010 amendment of the Indemnification Agreement, the U.S. government had the right to require us to de-orbit our first-generation constellation at any time after June 5, 2009. Pursuant to the September 2010 amendment, the U.S. government may withdraw its agreement to postpone the exercise of its de-orbit right: (i) on or after January 1, 2015; (ii) if Iridium Satellite violates any terms of the Indemnification Agreement or fails to comply with any terms of the September 2010 amendment; (iii) if more than four satellites have insufficient fuel to execute a 12-month de-orbit; (iv) if Iridium Satellite fails to comply with the de-boost plans; (v) upon a finding by the FCC, not remedied by Iridium Satellite in the time set forth by the FCC, that Iridium Satellite has failed to comply with the terms of the Iridium Orbital Debris Mitigation Plan filed with the FCC and then in effect; (vi) upon the cancellation, non-renewal or refusal to provide any insurance required by the Indemnification Agreement; or (vii) upon the termination or completion of the current or any successor agreement between Iridium Satellite and the DoD pursuant to which Iridium Satellite provides mobile satellite services to the DoD. Because it is after January 1, 2015, more than four of our satellites currently have insufficient fuel to execute a 12-month de-orbit and due to the Boeing insourcing transaction described above in “Our Network”, the U.S. government currently has the right to require us to de-orbit our first-generation constellation. In addition, the U.S. government also has the right to require us to de-orbit any of our individual functioning first-generation constellation satellites, including in-orbit spares that have been in orbit for more than seven years. All of our functioning first-generation constellation satellites have been in orbit for more than seven years. We believe the probability that the U.S. government will exercise these rights is remote.

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

Our FCC license requires us to de-orbit a first-generation satellite following its replacement with an Iridium NEXT constellation satellite and to notify the FCC within 30 days following removal of a first-generation satellite from its operational orbit for purposes of de-orbit. We have begun de-orbiting individual satellites as they are replaced with Iridium NEXT satellites. We must seek additional FCC authorization to retain a first-generation satellite as a spare following its replacement with an Iridium NEXT satellite. In January 2018, the FCC granted us an authority to modify our license to keep up to 18 first-generation satellites as spares. The number of first-generation satellites actually in the spare satellite storage orbit will fluctuate as Iridium NEXT satellites are launched and ultimately will decrease as they are de-orbited under our approved orbital debris mitigation plan.

Competition

The mobile satellite services industry is highly competitive but has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead-time associated with obtaining the required licenses, building and launching the satellite constellation, and deploying the ground network technology. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Currently, our principal mobile satellite services competitors are Inmarsat, Globalstar, Thuraya Telecommunications Co., or Thuraya, and ORBCOMM. We compete primarily on the basis of coverage, quality, mobility and pricing of services and products.

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

ORBCOMM also provides commercial services using a fleet of LEO satellites. Like Globalstar, ORBCOMM’s network also has a “bent pipe” architecture, which limits its real-time coverage area. ORBCOMM’s principal focus is low-cost data and IoT services, where it directly competes with our IoT offerings. Because a ground station may not be within view of a satellite, ORBCOMM’s services may have a significant amount of latency, which may limit their use in some mission-critical applications. It does not offer voice service or high-speed data services.

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

Research and Development

Our research and development efforts have focused on the development, design and testing of new products and services, such as Iridium Edge, Iridium PTT, Iridium Burst, Iridium Pilot Land Station and Iridium GO!, and the planning and development of the Iridium NEXT constellation, ground infrastructure and chipsets, as well as new products and services to be offered on Iridium NEXT, such as Iridium Certus. We also develop product and service enhancements and new applications for our existing products and services. Our research and development expenses were $15.2 million, $16.1 million and $16.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Employees

As of December 31, 2017, we had 414 full-time employees and 6 part-time employees, none of whom are subject to any collective bargaining agreement. We consider our employee relations to be good.

Intellectual Property

At December 31, 2017, we held 21 U.S. patents and one foreign patent. These patents cover several aspects of our satellite system, our global network, our communication services, and our devices.

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

Our business plan depends in large part on the success of Aireon LLC, which is our primary hosted payload customer.

In June 2012, we announced our plans to host a payload being developed by Aireon LLC as our primary hosted payload on Iridium NEXT. We currently expect to use the cash flows generated from this hosted-payload arrangement with Aireon to satisfy a portion of our capital requirements for the development and deployment of Iridium NEXT. Aireon’s payload is a satellite-based automatic dependent surveillance-broadcast, or ADS-B, system for global air traffic monitoring, and Aireon’s success will depend on its ability to successfully deploy this system. Deploying an ADS-B system on satellites is a new and unproven method for providing this service.

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

Aireon will itself require significant additional capital to complete the successful deployment and operation of its system. The Aireon LLC Agreement provided for the purchase by NAV CANADA Satellite and three other ANSP investors of additional membership interests in multiple tranches for an aggregate investment of $270 million, all of which has been funded. Further, Aireon is in the process of raising additional operating capital. If Aireon issues equity to raise such capital, we may experience dilution of our ownership interest in Aireon, and if Aireon raises debt, the terms of the debt may limit Aireon's ability to pay distributions in respect of equity, including to us.

The management of Aireon is not within our control given that we only have rights to appoint two of the 11 members of the Aireon board of directors, as well as significant veto rights and other protective provisions provided to NAV CANADA and the other investors. As a result, we may not be able to cause Aireon to take actions that we believe are necessary for its ultimate success.

If Aireon is unable to pay its hosting reimbursement costs, our ability to pursue our business plan would be compromised unless we were able to replace those amounts with revenue or capital from other sources. In addition, Aireon’s failure to pay our data fees and make the anticipated redemption of a portion of our equity interest would negatively affect our expected future results of operations.

We may need additional capital to complete Iridium NEXT, develop and launch new products and services, and pursue additional growth opportunities. If we fail to maintain access to sufficient capital, our liquidity could be compromised and we will not be able to successfully implement our business plan.

Our business plan calls for the continued deployment of Iridium NEXT, the development of new product and service offerings, upgrades to our current services, and upgrades to our business systems. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2018 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds under our $1.8 billion Credit Facility which was fully drawn as of February 2017, together with cash on hand, internally generated cash flows, including cash flows from hosted payloads, and a potential debt issuance.

There can be no assurance that our internally generated cash flows will meet our current expectations, or that we will not encounter increased costs. For example, Aireon may be unable to pay its hosting reimbursement costs. If internally generated cash flows, including potential cash from Aireon, are less than we expect, we might need to finance the remaining cost of Iridium NEXT by raising additional debt or equity financing. In addition, we may need additional capital to design and launch new products and services on Iridium NEXT. We would have to seek the permission of the lenders under the Credit Facility in order to obtain many alternative sources of financing, including a potential debt issuance, and there can be no assurance that we would obtain such lenders' consent and, even if obtained, that we would have access to other sources of financing on acceptable terms, or at all.

If we are unable to generate sufficient cash flows or to raise additional capital for one or more of these needs, our ability to maintain our network, complete Iridium NEXT, develop new products and services, and pursue additional growth opportunities will be impaired, which would significantly limit the development of our business and impair our ability to provide a commercially acceptable level of service. We expect our overall liquidity levels in the coming years to be lower than our recent liquidity levels, as we have fully drawn our Credit Facility and expect to begin principal repayments in early 2018. Inadequate liquidity could compromise our ability to pursue our business plans and growth opportunities, delay the continued deployment of Iridium NEXT, or otherwise impair our business and financial position, or we might need to satisfy our liquidity needs by raising additional debt or equity financing.

If we default under the Credit Facility, the lenders may require immediate repayment in full of amounts borrowed or foreclose on our assets.

The Credit Facility contains events of default, including:

•	non-compliance with the covenants under the Credit Facility, including financial covenants and covenants relating to hosted payloads;

•	cross-default with other indebtedness;

•	insolvency of any obligor under the Credit Facility;

•	revocation of the BPIAE insurance policy;

•	failure to maintain our first-generation satellites or complete Iridium NEXT by a specified date; and

•	a determination by the lenders that we have experienced a material adverse change in our business.

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

The Credit Facility also prohibits us from paying dividends to holders of our preferred stock, including our Series A Preferred Stock and Series B Preferred Stock, if we are unable to certify that we anticipate being able to comply with the financial covenants of the Credit Facility for the next twelve months each time we declare a dividend.   If we are unable to make that certification, we will not be able to pay the dividends on our outstanding preferred stock. As required by our amended Credit Facility, during the three months ended June 30, 2017, we began a five-quarter deferral of dividends on both the Series A Preferred Stock and Series B Preferred Stock. If we do not pay dividends on our preferred stock for six quarterly periods (whether or not consecutive), the holders of the Series A Preferred Stock and Series B Preferred Stock collectively will have the power to elect two members of our board of directors. The interests of the holders of our preferred stock may differ from those of our other stockholders. In addition, any dividend we fail to pay will accrue, and the holders of our Series A Preferred Stock and Series B Preferred Stock will be entitled to a preferential distribution of the original purchase price per share plus all accrued and unpaid dividends before any distribution may be made to holders of our common stock in connection with any liquidation event.

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

We estimate that the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2018 will be approximately $3 billion, although our actual costs could substantially exceed this estimate. We may not complete Iridium NEXT on time, on budget or at all. Our first launch, originally scheduled for the first quarter of 2015, was delayed until January 2017 because of delays by our satellite manufacturer, the failure of one of our launch providers, Kosmotras, to obtain the permits or authorizations for launch, and delays by our other launch provider, SpaceX, and we may experience further delays. The design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost overruns. Deployment of Iridium NEXT may suffer from additional delays, interruptions or increased costs due to many factors, some of which may be beyond our control, including:

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

The future launches of our Iridium NEXT satellites will be subject to the inherent risk of launch failures, which could result in the loss or destruction of one or more satellites. We have entered into two launch services agreements with SpaceX, pursuant to which SpaceX will provide launch services to us in connection with our deployment of Iridium NEXT. The SpaceX agreements contemplate seven launches of ten satellites, four of which have been completed, and one shared launch of five satellites, each on SpaceX’s Falcon 9 rocket, over a two-year period. SpaceX is a rapidly growing company in a technically complicated industry, is working to meet an aggressive launch manifest and has experienced failures leading to launch delays in the past. In the event of a launch failure resulting in the destruction of our satellites, we may not be able to have enough replacement satellites manufactured in time to conduct all contracted launches. A failure by SpaceX to maintain its launch schedule could expose us to delay or the need to utilize an alternate launch services provider, which could substantially increase our launch costs.

Our launch insurance contains significant elements of self-insurance and some variability in premiums and only covers the first twelve months of operations of our Iridium NEXT satellites, as a result of which we may be subject to increased costs.

The launch and in-orbit insurance we have obtained contains, consistent with the terms of the Credit Facility, elements of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures.  Further, some policies covering launches three through seven require the payment of additional premiums if there are losses on the first two launches. Further, our insurance only covers in-orbit failures of our satellites for a period of twelve months from the date of launch. As a result, a failure of one or more of our satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss or require the payment of additional premiums and could harm our financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue.

Both our first-generation and our Iridium NEXT satellites have a limited life and may fail prematurely, which would cause our network to be compromised and materially and adversely affect our business, prospects and profitability.

Our first-generation satellites have exceeded their original design lives. While actual useful life typically exceeds original design life, the useful lives of our satellites may be shorter than we expect, and satellites may fail or collide with space debris or other satellites in the future. Similarly, we may experience in-orbit malfunctions of Iridium NEXT satellites, which could adversely affect the reliability of their service or result in total failure of the satellite. If we experience a failure in an orbital plane other than a plane in which we have a spare, we do not expect to replace the failure until we have an Iridium NEXT satellite available to do so. As a result, while we expect our constellation to provide a commercially acceptable level of service through the completion of the transition to Iridium NEXT, we cannot guarantee it will be able to do so.

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

Our FCC license requires us to de-orbit a first-generation satellite following its replacement with an Iridium NEXT constellation satellite and to notify the FCC within 30 days following removal of a first-generation satellite from its operational orbit for purposes of de-orbit, subject to the license modification that we have been granted with respect to up to 18 first-generation satellites we may keep as spares.

Our current insurance policy covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to a de-orbit of our first-generation satellites. Our current policy has a one-year term, which expires on December 8, 2018, and covers all remaining first-generation satellites. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. De-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all or in sufficient amount to cover the planned de-orbit, over time, of all satellites in our first-generation constellation. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. In addition, even if we continue to maintain a de-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

Our agreements with U.S. government customers, particularly the DoD, which represent a significant portion of our revenue, expire in 2018 and are also subject to termination.

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 24% of our revenue for each of the years ended December 31, 2017 and 2016. We provide the majority of our services to the U.S. government pursuant to our Gateway Maintenance and Support Services, or GMSS, and EMSS contracts. We entered into these contracts in September 2013 and October 2013, respectively. The GMSS contract provides for a one-year base term and up to four additional one-year options exercisable at the election of the U.S. government, all of which have been exercised so far, and the EMSS contract provides for a five-year term. These agreements expire in the second half of 2018, although based on federal acquisition regulations, the government has the ability to extend each agreement for an additional six months. We are currently negotiating renewals of these contracts, but we can provide no assurance that we will be able to do so on favorable terms, or at all. Further, the U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. Our relationship with the U.S. government is also subject to the overall U.S. government budget and appropriation decisions and processes. U.S. government budget decisions, including with respect to defense spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geopolitical events and macroeconomic conditions, and are beyond our control. If the U.S. government terminates or fails to renew either of the agreements, we would lose a significant portion of our revenue.

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

Our products and services are subject to the risks inherent in a large-scale, complex telecommunications system employing advanced technology. Any disruption to our satellites, services, information systems or telecommunications infrastructure could result in the inability of our customers to receive our services for an indeterminate period of time. These customers include government agencies conducting mission-critical work throughout the world, as well as consumers and businesses located in remote areas of the world and operating under harsh environmental conditions where traditional telecommunications services may not be readily available. Any disruption to our services or extended periods of reduced levels of service could cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers, or result in litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. The failure of any of the diverse elements of our system, including our satellites, our commercial gateway, our satellite teleport network facilities or our satellite network operations center, to function as required could render our system unable to perform at the quality and capacity levels required for success. Any system failures, repeated product failures or shortened product life, or extended reduced levels of service could reduce our sales, increase costs, or result in warranty or liability claims or litigation, cause us to extend our warranty period, and seriously harm our business.

Our failure to effectively manage the expansion of our product portfolio could impede our ability to execute our business plan, and we may experience increased costs or disruption in our operations.

We are dependent on our ability to develop and market new products for substantial future revenue growth. We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to manage the growth of our business. As our product portfolio continues to expand, the responsibilities of our management team and other company resources also grow. Consequently, we may further strain our management and other company resources with the increased complexities and administrative burdens associated with a larger, more complex product portfolio. For example, we have in the past experienced quality issues and incorrect market assessments in connection with the introduction of new products and services, and we may experience such issues in the future. Our failure to meet these challenges as a result of insufficient management or other resources could significantly impede our ability to execute our business plan, which relies in part on our ability to leverage our largely fixed-cost infrastructure. To properly manage our growth, we may need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Failure to effectively manage the expansion of our product portfolio in a cost-effective manner could result in declines in product and service quality and customer satisfaction, disruption of our operations, or increased costs, any of which would reduce our ability to increase our profitability.

As we and our distributors expand our offerings to include more consumer-oriented devices, we are more likely to be subject to product liability claims, recalls or litigation, which could adversely affect our business and financial performance.

Through of distributors, we offer several products and services aimed at individual consumers, and we and our distributors continue to introduce additional products and services. These products and services, such as satellite handsets, personal locator devices and location-based services, may be used in isolated and dangerous locations, including emergency response situations, and users who suffer property damage, personal injury or death while using the product or service may seek to assert claims or bring lawsuits against us. Further, it is possible that our products would become the subject of consumer protection litigation, including class actions. We seek to limit our exposure to all of these claims through appropriate disclosures, indemnification provisions and disclaimers, but these steps may not be effective. We also maintain product liability insurance, but this insurance may not cover any particular claim or litigation, or the amount of insurance may be inadequate to cover the claims brought against us. Product liability insurance could become more expensive and difficult to maintain and might not be available on acceptable terms or at all. In addition, it is possible that our products would become the subject of a product recall as a result of a product defect. We do not maintain recall insurance, so any recall could have a significant effect on our financial results. In addition to the direct expenses of product liability claims, recalls and litigation, a claim, recall or litigation might cause us adverse publicity, which could harm our reputation and compromise our ability to sell our products in the future.

The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations, and evolving views of personal privacy rights and information security standards.

We transmit, process, and in some cases store, end user data, including personally identifiable information. In jurisdictions around the world, the transmission and storage of personally identifiable information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and the security of their personal information. The standards for processing, storing and using personally identifiable information continue to evolve, and impose additional obligations and risk on our business, and have the potential to make some of our business processes less feasible. In addition, the interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions remains unclear. These laws may be interpreted, applied and enforced in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could face a variety of enforcement actions or government inquiries or be forced to incur significant expenses if we were required to modify our products, our services, or our existing security and privacy procedures in order to comply with new or expanded regulations.

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

We face intense competition in all of our markets, which could result in a loss of customers and lower revenue and make it more difficult for us to enter new markets. We compete primarily on the basis of coverage, quality, portability, and pricing of services and products.

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

Some of the hardware and software we use in operating our gateways is significantly customized and tailored to meet our requirements and specifications and could be difficult and expensive to service, upgrade or replace.

Some of the hardware and software we use in operating our gateways is significantly customized and tailored to meet our requirements and specifications and could be difficult and expensive to service, upgrade or replace. Although we maintain inventories of some spare parts, it nonetheless may be difficult, expensive or impossible to obtain replacement parts for the hardware due to a limited number of those parts being manufactured to our requirements and specifications. In addition, our business plan contemplates updating or replacing some of the hardware and software in our network as technology advances, but the complexity of our requirements and specifications may present us with technical and operational challenges that complicate or otherwise make it expensive or infeasible to carry out such upgrades and replacements. If we are not able to suitably service, upgrade or replace our equipment, our ability to provide our services and therefore to generate revenue could be harmed.

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

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our ability to compete for business, manage our risks, and protect our customers and our reputation. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could harm our reputation, cause demand for our products and services to fall, and compromise our ability to pursue our business plans. Recently, there have been reported a number of significant, widespread security breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States. In addition, there are reportedly private products available in the market today which may attempt to unlawfully intercept communications made using our network. We may be required to expend significant resources to protect against the threat of security breaches or to remediate harm caused by a breach, including compliance with applicable data breach notification laws, and to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry-standard and other security measures, these measures may prove to be inadequate and result in incidents, including system failures and delays, that could limit network availability, which could harm our business and our reputation and result in substantial liability.
We are dependent on third parties to market and sell our products and services.

We select third-party distributors and rely on them to market and sell our products and services to end users and to determine the prices end users pay, in some cases on an exclusive basis. We also depend on our distributors to develop innovative and improved solutions and applications integrating our product and service offerings. As a result of these arrangements, we are dependent on the performance of our distributors to generate most of our revenue. Our distributors operate independently of us, and we have limited control over their operations, which exposes us to significant risks. Distributors may not commit the necessary resources to market and sell our products and services and may also market and sell competitive products and services. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which could limit their ability to market or sell our products and services. If our distributors develop faulty or poorly performing products using our technology or services, we may be subject to claims, and our reputation could be harmed. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, we may be unable to increase or maintain our revenue in these markets or enter new markets, we may not realize our expected growth, and our brand image and reputation could be hurt.

In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc., and in January 2014, Inmarsat acquired Globe Wireless, one of our service providers. Following each acquisition, Inmarsat essentially stopped promoting sales of our products and services, and they may further reduce their efforts in the future. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give those distributors. Our two largest distributors, Applied Satellite Technology LTD and Network Innovation, represented a total of 12% of our revenue for the year ended December 31, 2017, and our ten largest distributors represented, in the aggregate, 37% of our revenue for the year ended December 31, 2017. The loss of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications.

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

Our manufacturer and suppliers may become capacity-constrained as a result of a surge in demand, a natural disaster or other event, or one or more component suppliers may decide to cease production of various components of our products, resulting in a shortage or interruption in supplies or an inability to meet increased demand. Although we may be able to replace sole source suppliers, there could be a substantial period of time in which our products would not be available; any new relationship may involve higher costs and delays in development and delivery, and we may encounter technical challenges in successfully replicating the manufacturing processes. If our manufacturers or suppliers terminate their relationships with us, fail to provide equipment or services to us on a timely basis, or fail to meet our performance expectations, we may be unable to provide products or services to our customers in a competitive manner, which could in turn negatively affect our financial results and our reputation.

In November 2016, we entered into a development services contract with Boeing, which will dedicate key Boeing personnel to continue the design and growth required for bringing new services and capabilities to the Iridium NEXT network. Technological competence is critical to our business and depends, to a significant degree, on the work of technically skilled personnel, such as these Boeing contractors. If Boeing’s performance falls below expected levels or if Boeing has difficulties retaining the personnel servicing our network development, the development of new products and services on Iridium NEXT could be compromised. In addition, if Boeing terminates its agreement with us, we may not be able to find a replacement provider on favorable terms or at all, which could impair our operations and performance.
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

We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States, excluding our Iridium OpenPort broadband data service traffic, accounted for 75% and 72% of total commercial data traffic for the years ended December 31, 2017 and 2016, respectively, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 88% of total commercial voice traffic for each of the years ended December 31, 2017 and 2016. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries.

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

Other risks associated with the proposed expansion of our international operations include:

•	difficulties in penetrating new markets due to established and entrenched competitors;

•	difficulties in developing products and services that are tailored to the needs of local customers;

•	lack of local acceptance or knowledge of our products and services;

•	lack of recognition of our products and services;

•	unavailability of, or difficulties in establishing, relationships with distributors;

•
significant investments, including the development and deployment of dedicated gateways, as some countries require physical gateways within their jurisdiction to connect the traffic coming to and from their territory;

•	instability of international economies and governments;

•	changes in laws and policies affecting trade and investment in other jurisdictions, including the United Kingdom’s proposed exit from the European Union;

•	exposure to varying legal standards, including intellectual property protection in other jurisdictions;

•	difficulties in obtaining required regulatory authorizations;

•	difficulties in enforcing legal rights in other jurisdictions;

•	local domestic ownership requirements;

•	requirements that operational activities be performed in-country;

•	changing and conflicting national and local regulatory requirements;

•	foreign currency exchange rates and exchange controls; and

•
ongoing compliance with the U.S. Foreign Corrupt Practices Act, U.S. export controls, anti-money laundering and trade sanction laws, and similar anti-corruption and international trade laws in other countries.

If any of these risks were to materialize, it could affect our ability to successfully compete and expand internationally.
Government organizations, foreign military and intelligence agencies, natural disaster aid associations, and event-driven response agencies use our commercial voice and data satellite communications services. Accordingly, we may experience reductions in usage due to changing global circumstances.

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

When Iridium Satellite purchased the assets of Iridium LLC, a non-affiliated debtor in possession, out of bankruptcy, Motorola and the U.S. government required specified de-orbit rights as a way to control potential liability exposure arising from future operation of our first-generation constellation. As a result, Iridium Satellite, Boeing, which then operated our constellation, Motorola and the U.S. government entered into an agreement giving the U.S. government the right, in its sole discretion, to require us to de-orbit our first-generation satellites upon the occurrence of specified events, including any time on or after January 1, 2015 or if more than four of our first-generation satellites have insufficient fuel to execute a 12-month de-orbit, both of which have already occurred. In addition, the U.S. government has the right to require us to de-orbit any of our individual functioning first-generation satellites, including in-orbit spares, that have been in orbit for more than seven years. All of our functioning first-generation satellites have been in orbit for more than seven years.

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

Under our agreement with Motorola, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy, together with the de-orbiting endorsement, covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our first-generation satellites and, in the case of the de-orbiting endorsement, a mass de-orbit of our first-generation satellites. Our current policy has a one-year term, which expires on December 8, 2018, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. Our failure to renew our current in-orbit liability insurance policy or obtain a replacement policy would trigger de-orbit rights with respect to our first-generation satellites held by the U.S. government and Boeing described in the immediately preceding risk factor, which, if exercised prior to the deployment of an adequate number of Iridium NEXT satellites, would harm our ability to provide a commercially acceptable level of service. In addition, even if we continue to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

Our current in-orbit liability insurance policy contains, and we expect any future policies would likewise contain, specified exclusions and material change limitations customary in the industry. These exclusions may relate to, among other things, losses resulting from in-orbit collisions such as the one we experienced in 2009, acts of war, insurrection, terrorism or military action, government confiscation, strikes, riots, civil commotions, labor disturbances, sabotage, unauthorized use of the satellites, and nuclear or radioactive contamination, as well as claims directly or indirectly occasioned as a result of noise, pollution, electrical and electromagnetic interference, and interference with the use of property.

In addition to our in-orbit liability insurance policy, we are required to purchase product liability insurance to cover the potential liability of Motorola Solutions, as the successor to the manufacturer of our first-generation satellites. We may not in the future be able to renew this product liability coverage on reasonable terms and conditions, or at all. Our failure to maintain this insurance could increase our exposure to third-party damages that may be caused by any of our satellites. If we are unable to obtain such insurance on commercially reasonable terms and the U.S. government has not agreed to cover the amounts that would have otherwise been paid by such insurance, Motorola Solutions could invoke its de-orbit rights which, if exercised prior to the deployment of an adequate number of Iridium NEXT satellites, would harm our ability to provide a commercially acceptable level of service.

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

In addition, one of our subsidiaries, Iridium Carrier Services LLC, holds a common carrier radio license and is thus subject to regulation as a common carrier, including limitations and prior approval requirements with respect to direct or indirect foreign ownership. A change in the manner in which we provide service, or a failure to comply with any common carrier regulations that apply to us or to pay required fees, could result in sanctions including fines, loss of authorizations, or the denial of applications for new authorizations or the renewal of existing authorizations.

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

We hold FCC licenses, specifically a license for our first-generation satellite constellation, a license for the Iridium NEXT constellation, licenses for our U.S. gateway and other ground facilities, and blanket earth station licenses for U.S. government customers and commercial subscribers, that are subject to revocation if we fail to satisfy specified conditions. The FCC licenses are also subject to modification by the FCC. Our first-generation satellite constellation license from the FCC has been extended until July 31, 2019. Our Iridium NEXT license expires on February 23, 2032. Our U.S. gateway earth station and the U.S. government customer and commercial subscriber earth station licenses expire between September 2018 and the year 2026. There can be no assurance that the FCC will renew the FCC licenses we hold or grant new ones or modifications. If the FCC revokes, modifies or fails to renew the FCC licenses we hold, or fails to grant a new license or modification, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.

We could be subject to adverse determinations by taxing authorities or changes to tax laws.

We are subject to regular review and audit by both domestic and foreign tax authorities. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions, including transfer pricing adjustments or permanent establishment. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment, including transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. Furthermore, tax policies, laws or rates in various jurisdictions may be subject to significant change, which could materially and adversely affect our financial position and results of operations.

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

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about global economic conditions poses a risk as individual consumers, businesses and governments may postpone spending in response to tighter credit, negative financial news, declines in income or asset values, or budgetary constraints. Reduced demand would cause a decline in our revenue and make it more difficult for us to operate profitably, potentially compromising our ability to pursue our business plan. While we expect the number of our subscribers and revenue to continue to grow, we expect the future growth rate will be slower than our historical growth and may not continue in every quarter of every year. We expect our future growth rate will be affected by the condition of the global economy, increased competition, maturation of the satellite communications industry, and the difficulty in sustaining high growth rates as we increase in size. Any substantial appreciation of the U.S. dollar may also negatively affect our growth by increasing the cost of our products and services in foreign countries.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the rules and regulations of the SEC and The Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Reports on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Global Select Market, the SEC or other regulatory authorities.

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

Our common stock ranks junior to the Series A Preferred Stock and Series B Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up. This means that, unless accumulated dividends have been paid or set aside for payment on all outstanding shares of Series A Preferred Stock and Series B Preferred Stock for all past completed dividend periods, no dividends may be declared or paid on our common stock. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Series A Preferred Stock and Series B Preferred Stock the applicable liquidation preference plus accrued and unpaid dividends, and we have currently suspended the payment of dividends on our Series A Preferred Stock and Series B Preferred Stock in accordance with the terms of our amended and restated Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional details. As a result, the value of your investment in our common stock may suffer in the event that sufficient funds are not available to first satisfy our obligations to the holders of our preferred stock in the event of our liquidation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease the facilities described in the following table:

Location	Country	Approximate Square Feet	Facilities	Owned/Leased
McLean, Virginia	USA	30,600	Corporate Headquarters	Leased
Chandler, Arizona	USA	197,000	Technical Support Center, Distribution Center, Warehouse and Satellite Teleport Network Facility	Leased
Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned
Lansdowne, Virginia	USA	1,884	Satellite Network Operations Center - Annex	Leased
Tempe, Arizona	USA	31,000	System Gateway and Satellite Teleport Network Facility	Owned Building on Leased Land
Tempe, Arizona	USA	25,000	Operations and Finance Office Space	Leased
Fairbanks, Alaska	USA	4,000	Satellite Teleport Network Facility	Owned
Svalbard	Norway	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land
Yellowknife, Northwest Territories	Canada	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land
Iqaluit, Nunavut	Canada	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land
Izhevsk, Udmurtia	Russia	8,785	System Gateway and Satellite Teleport Network Facility	Leased
Moscow	Russia	2,158	Sales and Administration Offices	Leased

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the NASDAQ Global Select Market under the symbol “IRDM.” The following table sets forth, for the quarters indicated, the quarterly intra-day high and low sales prices of our common stock as reported on the NASDAQ Global Select Market.

	Common Stock
	High	Low
Quarter Ended March 31, 2016	$8.53	$6.14
Quarter Ended June 30, 2016	$8.88	$7.15
Quarter Ended September 30, 2016	$9.37	$6.80
Quarter Ended December 31, 2016	$11.15	$7.50
Quarter Ended March 31, 2017	$11.54	$7.80
Quarter Ended June 30, 2017	$11.58	$9.40
Quarter Ended September 30, 2017	$11.50	$9.68
Quarter Ended December 31, 2017	$12.90	$9.95

On February 16, 2018, the closing price of our common stock was $12.55. As of February 19, 2018 there were 87 holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date. The Credit Facility currently restricts us from declaring, making or paying dividends on our common stock, and we do not anticipate that we will declare any dividends on our common stock in the foreseeable future.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from December 31, 2012 through December 31, 2017 with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance. The following stock price performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act or any other document, except to the extent that we specifically incorporate it by reference into such filing or document.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Iridium Communications Inc.	$100.00	$93.01	$145.09	$125.15	$142.86	$175.60
S&P 500 Index	$100.00	$129.60	$144.36	$143.31	$156.98	$187.47
Dow Jones Industrial Average Index	$100.00	$126.50	$136.01	$132.97	$150.81	$188.64
NASDAQ Telecommunications Index	$100.00	$124.02	$135.07	$124.94	$143.52	$168.54

Item 6. Selected Financial Data

Iridium Communications Inc.

The following selected historical financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 was derived from our audited financial statements. The selected financial data below should be read in conjunction with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data is historical data and is not necessarily indicative of our future results of operations.

	For the Year Ended December 31,
Statement of Operations Data	2017	2016	2015	2014	2013
		(In thousands, except per share amounts)
Revenue:
Services	$349,735	$334,822	$317,022	$309,424	$292,092
Subscriber equipment	77,119	74,211	73,615	78,152	73,303
Engineering and support services	21,192	24,607	20,741	20,981	17,254
Total revenue	$448,046	$433,640	$411,378	$408,557	$382,649
Total operating expenses (1)	$346,759	$257,269	$337,575	$285,646	$272,755
Operating income (3)	$115,476	$176,371	$73,803	$122,911	$109,894
Net income (4)	$233,856	$111,032	$7,123	$74,989	$62,517
Comprehensive income	$235,506	$114,649	$980	$72,758	$62,185
Weighted average shares outstanding - basic	97,934	95,967	95,097	88,080	76,909
Weighted average shares outstanding - diluted	128,130	124,875	95,097	109,400	87,511
Net income (loss) per share - basic	$2.23	$1.00	$(0.09)	$0.71	$0.72
Net income (loss) per share - diluted	$1.82	$0.89	$(0.09)	$0.69	$0.71

	As of December 31,
Balance Sheet Data	2017	2016	2015	2014	2013
		(In thousands)
Total current assets	$411,072	$516,770	$481,718	$573,113	$369,558
Total assets (1) (2) (4)	$3,782,051	$3,499,625	$3,071,174	$2,773,237	$2,179,760
Total long-term liabilities (2) (4)	$1,971,356	$2,072,673	$1,740,839	$1,439,023	$1,138,766
Total stockholders' equity	$1,596,469	$1,343,758	$1,228,721	$1,231,864	$939,495

(1)
Includes accelerated depreciation of $36.8 million in the fourth quarter of 2017 associated with the write-off of the full amount previously paid to Kosmotras and a goodwill impairment charge of $87.0 million in the fourth quarter of 2015, both of which decreased operating income and total assets by those amounts.

(2)
As a result of implementing Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, deferred financing costs were reclassified from total assets to total long-term liabilities to present short-term and long-term debt, net, for all years presented.

(3)	Includes the impact of $14.2 million related to the gain on the transaction with Boeing, effective January 3, 2017.

(4)	Includes the impact of provisional estimates related to deferred tax assets and liabilities resulting from the Tax Cuts and Jobs Act implemented in December 2017.

	For the Year Ended December 31,
Other Cash Flow Data	2017	2016	2015	2014	2013
		(In thousands)
Cash provided by (used in):
Operating activities	$259,621	$225,199	$217,479	$214,872	$183,048
Investing activities	$(372,680)	$(242,360)	$(439,374)	$(626,254)	$(485,836)
Financing activities	$16,866	$202,151	$197,066	$438,844	$234,712

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

We were initially formed in 2007 as GHL Acquisition Corp., a special purpose acquisition company. In 2009, we acquired all the outstanding equity in Iridium Holdings LLC and changed our name to Iridium Communications Inc.

Overview of Our Business

We are engaged primarily in providing mobile voice and data communications services using a constellation of orbiting satellites. We are the only commercial provider of communications services offering true global coverage, connecting people, organizations and assets to and from anywhere, in real time. Our unique L-band satellite network provides reliable communications services to regions of the world where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 140 service providers, approximately 220 value-added resellers, or VARs, and approximately 85 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.

At December 31, 2017, we had approximately 969,000 billable subscribers worldwide, an increase of 119,000, or 14%, from approximately 850,000 billable subscribers at December 31, 2016. We have a diverse customer base, including end users in the following lines of business: land mobile; Internet of Things, or IoT; maritime; aviation; and government.

We recognize revenue from both the provision of services and the sale of equipment. Service revenue represented 78% and 77% of total revenue for the years ended December 31, 2017 and 2016, respectively. Voice and data and IoT data service revenue have historically generated higher gross margins than subscriber equipment revenue.

We are currently devoting a substantial part of our resources to develop Iridium NEXT, our next-generation satellite constellation, along with the development of new product and service offerings, upgrades to our current services, and hardware and software upgrades to maintain our ground infrastructure. We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2018 to be approximately $3 billion. We expect to fund the costs of Iridium NEXT with the substantial majority of the funds from our $1.8 billion loan facility, or the Credit Facility, which was fully drawn in February 2017, as well as cash on hand and internally generated cash flows, including cash flows from hosted payloads. We may also raise additional funds through the incurrence of indebtedness, as discussed below.

While the contracted cash flows from our primary hosted payload customer, Aireon, are interest-bearing if not paid on time, we expect those hosted payload payments to continue to be delayed. Aireon is working to secure additional contracts with air navigation service providers, or ANSPs, including the FAA, for the sale of Aireon’s space-based automatic dependent surveillance-broadcast, or ADS-B, services. Aireon is currently seeking to raise the capital it will need to fund its continued operations and its hosted payload payments to us. Aireon’s ability to make its hosted payload payments to us in the previously anticipated timeframe has been adversely affected by delays in its completion of sales to these ANSPs.

We continue to expect partial payments of Aireon’s hosting fee upon successful completion of its financing, and further payments based on success-based milestones. However, the expected timing of these payments does not support our ability to make principal and interest payments under our Credit Facility due in late 2018 and early 2019, as well as payment of deferred payments to Thales Alenia Space France, or Thales and deferred contributions to the debt service reserve account, or DSRA, required by our Credit Facility, both due March 31, 2019. Further, if Aireon is unable to complete its financing and make a partial hosting fee payment to us in the timeframe we currently expect, we may be unable to make our principal and interest payments under our Credit Facility in late 2018. To provide for these obligations and further solidify our liquidity position, we have been actively discussing alternative funding options with our Credit Facility lenders, and we believe we have reached an agreement in principle with our Credit Facility lenders pursuant to which we would be required to raise additional debt capital by July 2018. The proceeds of the debt issuance would be used to fund the deferred payments to Thales and replenish the DSRA under the Credit Facility, as well as to provide us with sufficient cash to meet our needs, including principal and interest payments under our Credit Facility. In addition, the Credit Facility lenders would agree to delay a portion of the principal repayments under the Credit Facility and allow us to access up to $87 million from the DSRA in the future if our cash levels fall below $75 million, and adjust our financial covenants, including eliminating further covenants that require us to receive cash flows from hosted payloads. Under this anticipated agreement, hosting fee payments received from Aireon would be required to be used to prepay the Credit Facility. Our ability to successfully execute these plans may be adversely affected by a number of factors, including global economic conditions, the state of the capital markets when we are ready to incur the debt, and the inability to issue debt on terms acceptable to us or at all. Any inability to successfully execute these plans may in turn materially affect our liquidity, and our ability to complete the Iridium NEXT system and to pursue additional growth opportunities may be impaired. Our liquidity and the ability to fund our liquidity requirements also depend on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

We believe that our liquidity sources will provide sufficient funds to meet our liquidity requirements for at least the next 12 months, provided we execute the proposed adjustments to our funding plan described above or receive a substantial portion of the hosting fees due to us from Aireon during this timeframe.

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.3 billion, and we expect our payment obligations under the FSD to extend through 2018. As of December 31, 2017, we had made total payments of $1.9 billion to Thales, of which $1.5 billion million were from borrowings under the Credit Facility, which are classified within property and equipment, net, in our consolidated balance sheet included in this report. We used the Credit Facility to pay 85% of each invoice received from Thales under the FSD with the remaining 15% funded from cash on hand until the Credit Facility was fully drawn in February 2017. With the exception of the invoices to be paid with bills of exchange as described below, we expect to pay 100% of each invoice received from Thales from cash and marketable securities on hand as well as internally generated cash flows.

On July 26, 2017, we entered into Amendments 28 and 29 to our FSD contract. Amendment 28 revised the liquidated damages and other cost provisions regarding delays to the Iridium NEXT program. Under Amendment 28, we agreed with Thales that liquidated damages for Thales production delays to date would be $30.0 million, with this amount to be used only to offset costs otherwise payable by us to Thales under the FSD with respect to past and future delays to the launch schedule from causes other than Thales, at agreed upon rates. Any portion of the $30.0 million remaining at the completion of the launch campaign will be forgiven.  Liquidated damages owed to us from any future delays caused by Thales would remain payable in cash. Similarly, costs payable by us to Thales for non-Thales delays exceeding the $30.0 million would be payable in cash. Unless there are substantial future delays to the Iridium NEXT program, we expect this arrangement will result in no cash payments due to delays by either party.

Amendment 29 provides for the deferral of approximately $100.0 million in milestone payments by us under the FSD for milestones completed in 2017 or that we expect to be completed in 2018. Under Amendment 29, we make these milestone payments using bills of exchange (similar to promissory notes) due in March 2019, with interest at a specified base rate (London Interbank Offer Rate, or LIBOR, or SWAP, depending on the term of the bill of exchange) plus 1.4%, with the bills of exchange guaranteed by Bpifrance Assurance Export S.A.S., or BPIAE. Amendment 29 also required that we pay Thales for the BPIAE premium on the guarantee in the amount of $1.0 million in cash at signing plus 1.62%, to be paid by bills of exchange on the same terms as stated above, on each bill of exchange to be issued. As of December 31, 2017, we have used bills of exchange to pay $55.6 million in milestone payments. If we issue debt securities as described above, we would use a portion of the proceeds to repay these bills of exchange in full and would no longer use bills of exchange to pay milestones under the FSD.

In March 2010, we entered into an agreement with Space Exploration Technologies Corp., or SpaceX, as the primary launch services provider for Iridium NEXT. The contract price under the SpaceX agreement is $453.1 million, which includes the exercise of our reflight option in the event of launch failure. The SpaceX Falcon 9 rocket is configured to carry ten Iridium NEXT satellites to orbit with each launch. In November 2016, we entered into an additional agreement with SpaceX for an eighth Falcon 9 launch for a contract price of $67.9 million. Although we are the customer of record with SpaceX, we have contracted separately with GFZ German Research Centre for Geosciences, or GFZ, for $31.8 million to share the launch of NASA’s two Gravity Recovery and Climate Experiment Follow-On satellites on a specially designed dispenser on the Falcon 9 rocket. As of December 31, 2017, we had made aggregate payments of $463.9 million to SpaceX, and received $28.6 million from GFZ.

In June 2011, we entered into an agreement with International Space Company Kosmotras, or Kosmotras, as a supplemental launch services provider for Iridium NEXT. The total cost under the Kosmotras agreement is $51.8 million. Kosmotras to date has been unable to obtain the permits or authorizations to launch our satellites on a Dnepr rocket as planned, and Kosmotras has proposed no satisfactory alternative launch plan. Because we now believe the construction-in-progress associated with the Kosmotras launch services will no longer be used or further developed, we wrote-off the full amount previously paid to Kosmotras, by recording accelerated depreciation expense of $36.8 million, in the fourth quarter of 2017.

Credit Facility

In October 2010, we entered into a credit facility with a syndicate of bank lenders, which we amended and restated in May 2014. We refer to this amended and restated credit facility, as further amended to date, as the Credit Facility. Ninety-five percent of our obligations under the Credit Facility are insured by BPIAE. The Credit Facility consists of two tranches, with draws and repayments applied pro rata in respect of each tranche:

•	Tranche A – $1,537,500,000 at a fixed rate of 4.96%; and

•	Tranche B – $262,500,000 at a floating rate equal to LIBOR, plus 1.95%.

In connection with each draw made under the Credit Facility, we borrowed an additional amount equal to 6.49% of such draw to cover the premium for the BPIAE insurance. We also paid a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility. Funds drawn under the Credit Facility were used to pay 85% of each invoice issued by Thales under the FSD until the Credit Facility was fully drawn in February 2017.

Scheduled semi-annual principal repayments will begin April 3, 2018. The Credit Facility will mature seven years after the start of the principal repayment period. During this repayment period, we will pay interest on the same date as the principal repayments in cash. Prior to the repayment period, interest payments were due on a semi-annual basis in April and October. Interest incurred during the year ended December 31, 2017 was $114.4 million, including amortization of deferred financing fees, all of which was capitalized and $15.0 million was accrued at year end.

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

Under the terms of the Credit Facility, we are required to maintain a DSRA, and the minimum amount required to be in the DSRA was $102.0 million as of December 31, 2017, which is classified as restricted cash on our consolidated balance sheet. This minimum DSRA cash reserve requirement will increase to $189.0 million in 2019, subject to reduction as permitted by the anticipated agreement with our Credit Facility lenders as described above.

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

•
specified minimum levels of consolidated operational earnings before interest, taxes, depreciation and amortization, or operational EBITDA, for the 12-month periods ending each June 30 and December 31 through December 31, 2017;

•	specified minimum cumulative cash flow requirements from customers who have hosted payloads on our satellites measured each December 31 and June 30 from June 30, 2017 through December 31, 2019;

•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5;

•
specified maximum leverage levels during the repayment period that decline from a ratio of 7.53 to 1 for the twelve months ending June 30, 2018 to a ratio of 2.36 to 1 for the twelve months ending December 31, 2024; and

•	a requirement that we receive at least $50,000,000 in hosting fees from Aireon by September 30, 2018.

Our available cash balance, as defined by the Credit Facility, was $291.9 million as of December 31, 2017. Our debt-to-equity ratio was 0.5 to 1 as of December 31, 2017. We were also in compliance with the operational EBITDA covenant, the annual capital expenditure covenant and the cumulative cash flow requirements from customers who have hosted payloads covenant, which were the only other applicable covenants, as of December 31, 2017.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2017, we had an amount of $8.1 million in available cure, although it was not necessary for us to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

As discussed in "Overview of Our Business" above, we believe we have reached an agreement in principle with our Credit Facility Lenders to modify the Credit Facility as described therein.

Boeing Insourcing Agreement

From our inception until late 2016, Boeing operated and maintained our satellite constellation under an operations and maintenance agreement. Pursuant to this agreement, Boeing provided personnel services in support of the development of Iridium NEXT and agreed to operate and maintain Iridium NEXT, including a transitional period that began on January 1, 2015, during which Boeing supported a hybrid operations mode involving network elements from both the first-generation Iridium system and the Iridium NEXT system. Boeing provided these services on a time-and-materials fee basis.

In November 2016, we restructured our relationship with Boeing.  We entered into an insourcing agreement, pursuant to which we hired, as of January 3, 2017, the majority of the Boeing team that performed the operations and maintenance on our system.  We now are able to directly manage our network and optimize operational expenses. As part of this arrangement, we agreed to pay Boeing a fee of $5.5 million, of which one-half was paid in December 2016 and the remainder was paid in December 2017. In addition, we entered into a separate development services contract with Boeing, which will dedicate key Boeing personnel to continue the design and additional support required for bringing new services and capabilities to the Iridium NEXT network.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by disaster and relief agencies, and emergency first responders;

•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the ability to offer our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to complete the deployment of Iridium NEXT;

•	our ability to develop and launch new and innovative products and services for Iridium NEXT;

•
our ability to generate sufficient internal cash flows, including cash flows from hosted payloads, to fund a portion of the remaining costs associated with Iridium NEXT and to support our ongoing business;

•	our ability to raise additional capital when needed, including through a planned issuance of debt securities;

•	Aireon LLC’s ability to successfully deploy and market its space-based ADS-B, global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;

•	Aireon’s ability to raise sufficient funds to pay hosting fees to us;

•	our ability to maintain the health, capacity, control and level of service of our first-generation satellites through the completion of Iridium NEXT;

•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	market acceptance of our products;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, useful lives of property and equipment, long-lived assets, goodwill and other intangible assets, inventory, internally developed software, deferred financing costs, income taxes, stock-based compensation, warranty expenses, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

For revenue arrangements with multiple elements in which we determine, based on judgment, that the elements qualify as separate units of accounting, we allocate the guaranteed minimum arrangement price among the various contract elements based on each element’s relative selling price. The selling price used for each deliverable is based on vendor-specific objective evidence when available, third-party evidence when vendor-specific evidence is not available, or our estimate of selling price when neither vendor-specific evidence nor third-party evidence is available. We determine vendor-specific objective evidence of selling price by assessing sales prices of subscriber equipment, airtime and other services when they are sold to customers on a stand-alone basis. Our determination of best estimate of selling price is consistent with our determination of vendor-specific objective evidence of selling price and we assess qualitative and quantitative market factors and entity-specific factors when estimating the selling price. We recognize revenue for each element based on the specific characteristics of that element.

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

Stock-Based Compensation

We account for stock-based compensation, which consists of stock options and restricted stock units, based on the grant date estimated fair value. In the case of restricted stock units, grant date fair value is equal to the closing price of our common stock on the date of grant. The expected vesting of our performance-based RSUs is based upon the probability that we achieve the defined performance goals. The level of achievement of performance goals, if any, is determined by our compensation committee. In the case of stock options, grant date fair value is calculated using the Black-Scholes option pricing model. We recognize stock-based compensation on a straight-line basis over the requisite service period. The Black-Scholes option pricing model requires us to make several assumptions, including expected volatility and expected term of the options. If any of the assumptions we use in the Black-Scholes option pricing model were to change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those awards expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

The Tax Cuts and Jobs Act, or the Tax Act, introduces significant changes to U.S. income tax law that have a meaningful impact on our provision for income taxes. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts, which could materially affect our financial statements in the period in which the adjustments are made.

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

We depreciate our satellites over the shorter of their potential operational life or the period of their expected use. The appropriateness of the useful lives is evaluated on a quarterly basis or as events occur that require additional assessment. Our first-generation satellites are depreciated on a straight-line basis through the earlier of their estimated remaining useful life or the date they are expected to be replaced by Iridium NEXT satellites, which defines the period of their expected use, because we expect this will occur before the end of their operational lives. Iridium NEXT satellites which have already been placed into service are depreciated using the straight-line method over their respective estimated useful lives.

Assets under construction primarily consist of costs incurred associated with the design, development and launch of the Iridium NEXT satellites, upgrades to our current infrastructure and ground systems and internal software development costs. Once these assets are placed in service, they will be depreciated using the straight-line method over their respective estimated useful lives. During the year ended December 31, 2017, we evaluated the useful lives of all assets under construction, noting that the Kosmotras launch services will no longer be used or further developed. As such, we wrote-off the full amount previously paid to Kosmotras, by recording accelerated depreciation of $36.8 million, in the fourth quarter of 2017, as noted above. No such charges were recorded for the years ended December 31, 2016 and 2015. We capitalize interest on the Credit Facility during the construction period of Iridium NEXT. Capitalized interest is added to the cost of our next-generation satellites.

Recoverability of Intangible Assets with Indefinite Lives

A portion of our intangible assets consists of our spectrum licenses and trade names which are indefinite-lived intangible assets. We reevaluate the indefinite life determination for these assets periodically to determine whether events and circumstances continue to support an indefinite life.

We assess the recoverability of indefinite-lived assets on an annual basis or when indicators of impairment exist. Historically, we have assessed the possibility of impairment by comparing the carrying amount of the asset to its estimated fair value. If the estimated fair value of the indefinite-lived asset is less than the carrying amount, an impairment loss is recognized. We made assumptions and applied judgment in estimating the fair value based on quoted market prices and various other valuation techniques, including replacement costs, discounted cash flows methods and other market multiple analyses. The various valuation techniques require significant assumptions about future cash flows, replacement cost, revenue growth, capital expenditures, working capital fluctuations, asset life and incremental borrowing rates. In our annual analysis performed in 2017, we chose the optional qualitative assessment to test indefinite-lived intangible assets for impairment. The qualitative assessment permits companies to assess whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company concludes based on the qualitative assessment that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it would not have to quantitatively determine the assets’ fair value. Based on the results of this analysis, it was not more likely than not that the intangible assets not subject to amortization were impaired. Therefore, a quantitative analysis was not necessary, and no impairment charge was recorded during the period.

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred on our balance sheet and amortized as additional interest expense using the effective interest method over the term of the related debt. The effective interest rate calculation requires us to make assumptions and estimates in determining estimated periodic interest expense. The calculation includes assumptions and estimates with respect to future borrowing dates and amounts, repayment dates and amounts, and projected future LIBOR rates. If actual borrowing amounts and dates, repayment amounts and dates, and future LIBOR rates are not consistent with our estimates or assumptions, we may be exposed to changes that could impact our property and equipment, net balance (since we are capitalizing interest expense as part of the cost of Iridium NEXT), deferred financing costs balance, depreciation expense, interest expense, income from operations and net income.

Comparison of Our Results of Operations for the Year Ended December 31, 2017 and the Year Ended December 31, 2016

	Year Ended December 31,
		% of Total Revenue		% of Total Revenue	Change
($ In thousands)	2017		2016		Dollars	Percent
Revenue:
Service revenue
Commercial	$261,735	58%	$246,822	57%	$14,913	6%
Government	88,000	20%	88,000	20%	—	0%
Total service revenue	349,735	78%	334,822	77%	14,913	4%
Subscriber equipment	77,119	17%	74,211	17%	2,908	4%
Engineering and support services	21,192	5%	24,607	6%	(3,415)	(14)%
Total revenue	448,046	100%	433,640	100%	14,406	3%
Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	80,396	18%	64,958	15%	15,438	24%
Cost of subscriber equipment	44,445	10%	44,286	10%	159	0%
Research and development	15,247	3%	16,079	4%	(832)	(5)%
Selling, general and administrative	84,405	19%	82,552	19%	1,853	2%
Depreciation and amortization	122,266	27%	49,394	11%	72,872	148%
Total operating expenses	346,759	77%	257,269	59%	89,490	35%
Gain on Boeing transaction	14,189	3%	—	—%	14,189	100%
Operating income	115,476	26%	176,371	41%	(60,895)	(35)%
Other income (expense):
Interest income, net	4,328	1%	2,934	1%	1,394	48%
Undrawn credit facility fees	(25)	0%	(1,346)	0%	1,321	(98)%
Other income (expense), net	(207)	0%	206	(1)%	(413)	(200)%
Total other income (expense)	4,096	1%	1,794	0%	2,302	128%
Income before income taxes	119,572	27%	178,165	41%	(58,593)	(33)%
Income tax benefit (expense)	114,284	25%	(67,133)	(15)%	181,417	(270)%
Net income	$233,856	52%	$111,032	26%	$122,824	111%

Commercial Service Revenue

	Year Ended December 31,
	2017			2016			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$177.7	359	$42	$177.7	353	$42	$—	6	$—
Commercial IoT data	74.1	510	13	65.5	413	14	8.6	97	(1.0)
Hosted payload and other data services (3)	9.9	N/A		3.6	N/A		6.3	N/A
Total Commercial	$261.7	869		$246.8	766		$14.9	103

(1)	Billable subscriber numbers are shown as of the end of the respective period.

(2)
Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

(3)	Billable subscriber and ARPU data is not applicable for hosted payload and other data service revenue items.

For the year ended December 31, 2017, total commercial revenue increased $14.9 million, or 6%, primarily due to the increase in IoT of $8.6 million, or 13%, compared to the prior year. The increase in IoT is primarily due to a 23% increase in commercial IoT data billable subscribers, partially offset by a decline in the related ARPU due to the growth in subscribers using lower data usage plans. Hosted payload and other data service revenue increased $6.3 million, or 175%, from the prior year primarily due to the commencement of hosting and data services. We anticipate revenue from our hosting and data services to increase as more Iridium NEXT satellites are placed into service over the launch campaign, which is expected to be completed in 2018.
Government Service Revenue

	Year Ended December 31,
	2017		2016		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$88	100	$88	84	$—	16

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to a five-year EMSS contract executed in October 2013 and managed by DISA. Under the terms of this agreement, authorized customers utilize Iridium airtime services provided through the U.S. Department of Defense’s, or DoD’s, dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast, and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers. The service fee under the EMSS contract is fixed at $88 million per year for the remainder of the term, and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. The EMSS contract expires in October 2018, although based on federal acquisition regulations, the government has the ability to unilaterally extend for an additional six months. We have begun discussions with the U.S. government on a new EMSS contract, which we expect to enter into later in 2018 or in 2019.

Subscriber Equipment Revenue

Subscriber equipment revenue increased $2.9 million, or 4%, to $77.1 million for the year ended December 31, 2017 compared to the prior year. This increase was primarily due to increased unit sales of handsets and L-band transceivers.

Engineering and Support Service Revenue

	Year Ended December 31,
	2017	2016	Change
	(In millions)
Commercial	$3.1	$2.2	$0.9
Government	18.1	22.4	(4.3)
Total	$21.2	$24.6	$(3.4)

Engineering and support service revenue decreased by $3.4 million, or 14%, for the year ended December 31, 2017 compared to the prior year primarily as a result of decreased revenue under a contract with the DoD to adapt the Iridium Extreme®  handset for DoD applications, which was completed during 2017.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services, and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased by $15.4 million, or 24%, for the year ended December 31, 2017 compared to the prior year, primarily as a result of insurance costs from Iridium NEXT satellites placed into service during 2017. We expect our insurance expenses to increase as we place Iridium NEXT satellites into service throughout the launch campaign, which we expect to complete in 2018.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment increased $0.2 million, which was substantially the same for the year ended December 31, 2017 as in the prior year.

Selling, General and Administrative

Selling, general and administrative expenses include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $1.9 million, or 2%, for the year ended December 31, 2017 compared to the prior year, primarily due to increased professional fees associated with government regulatory requirements and other services.

Depreciation and Amortization

Depreciation and amortization expense increased by $72.9 million, or 148%, for the year ended December 31, 2017 compared to the prior year, primarily due to the write-off of $36.8 million of the construction-in-progress associated with the Kosmotras launch services in 2017 and the addition of new assets, including Iridium NEXT satellites placed into service during 2017. Excluding the impact of Kosmotras, we expect our depreciation expense to increase as we place Iridium NEXT satellites into service throughout the launch campaign, which we expect to complete in 2018.

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

Income Tax Benefit

For the year ended December 31, 2017, our income tax benefit was $114.3 million compared to an income tax expense of $67.1 million for the prior year. Our effective tax rate was approximately -95.6% for the year ended December 31, 2017 compared to 37.7% for the prior year. The decrease in the effective tax rate was primarily related to the net tax benefit on remeasuring our ending deferred tax balances at 21%, from 35%, for years beginning after December 31, 2017, to reflect the new tax rate under the Tax Act. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income

Net income was $233.9 million for the year ended December 31, 2017, an increase of $122.8 million from the prior year. This increase in net income was primarily driven by the decrease in the provision for income taxes and increase in revenue, offset by increases in depreciation expense, including the accelerated depreciation related to the write-off of Kosmotras launch services, as described above.

Comparison of Our Results of Operations for the Year Ended December 31, 2016 and Combined Results of Operations for the Year Ended December 31, 2015

	Year Ended December 31,				Change
($ In thousands)	2016	% of Total Revenue	2015	% of Total Revenue	Dollars	Percent
Revenue:
Service revenue
Commercial	$246,822	57%	$241,925	59%	$4,897	2%
Government	88,000	20%	75,097	18%	12,903	17%
Total service revenue	334,822	77%	317,022	77%	17,800	6%
Subscriber equipment	74,211	17%	73,615	18%	596	1%
Engineering and support services	24,607	6%	20,741	5%	3,866	19%
Total revenue	433,640	100%	411,378	100%	22,262	5%
Operating expenses:
Cost of services (exclusive of depreciation and amortization)	64,958	15%	60,306	15%	4,652	8%
Cost of subscriber equipment	44,286	10%	40,807	10%	3,479	9%
Research and development	16,079	4%	16,144	4%	(65)	0%
Selling, general and administrative	82,552	19%	81,445	20%	1,107	1%
Depreciation and amortization	49,394	11%	51,834	13%	(2,440)	(5)%
Impairment of goodwill	—	0%	87,039	21%	(87,039)	(100)%
Total operating expenses	257,269	59%	337,575	82%	(80,306)	(24)%
Operating income	176,371	41%	73,803	18%	102,568	139%
Other income (expense):
Interest income, net	2,934	1%	3,069	1%	(135)	(4)%
Undrawn credit facility fees	(1,346)	0%	(3,289)	(1)%	1,943	(59)%
Other expense, net	206	(1)%	(468)	(1)%	674	(144)%
Total other expense	1,794	0%	(688)	(1)%	2,482	(361)%
Income before income taxes	178,165	41%	73,115	17%	105,050	144%
Income tax expense	(67,133)	(15)%	(65,992)	(16)%	$(1,141)	2%
Net income	$111,032	26%	$7,123	1%	$103,909	1,459%

Commercial Service Revenue

	Year Ended December 31,
	2016			2015			Change
	Revenue	Billable Subscribers (1)	ARPU(2)	Revenue	Billable Subscribers (1)	ARPU(2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$177.7	353	$42	$178.4	351	$42	$(0.7)	2	$—
Commercial IoT data	65.5	413	$14	61.3	359	$15	4.2	54	$(1)
Hosted payload and other data services (3)	$3.6	N/A		$2.2	N/A		$1.4	N/A
Total Commercial	$246.8	766		$241.9	710		$4.9	56

(1)	Billable subscriber numbers shown are at the end of the respective period.

(2)
Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period.

(3)	Billable subscriber and ARPU data is not applicable for hosted payload and other data service revenue items.

For the year ended December 31, 2016, total commercial revenue increased $4.9 million, or 2%, primarily due to the increase in IoT of $4.2 million, or 7%, compared to the prior year. The increase in IoT is primarily due to a 15% increase in commercial IoT billable subscribers, offset by slightly lower ARPU. Commercial voice and data remained relatively flat due to continued declines in telephony airtime usage substantially offset by increases in Iridium OpenPort services and push-to-talk, or PTT, services.

Government Service Revenue

	Year Ended December 31,
	2016		2015		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$88.0	84	$75.1	72	$12.9	12

(1)	Billable subscriber numbers shown are at the end of the respective period.

Government service revenues for the year ended December 31, 2016 increased to $88 million from $75.1 million in the prior year as a result of a scheduled price increase under the EMSS contract.

Subscriber Equipment Revenue

Subscriber equipment revenue increased by $0.6 million, or 1%, to $74.2 million for the year ended December 31, 2016 compared to the prior year. This increase was primarily due to increased unit sales of Iridium Pilot® terminals and IoT devices partially offset by fewer sales of handsets and L-Band transceivers.

Engineering and Support Service Revenue

	Year Ended December 31,
	2016	2015	Change
	(In millions)
Commercial	$2.2	$2.0	$0.2
Government	22.4	18.7	3.7
Total	$24.6	$20.7	$3.9

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

Cost of subscriber equipment increased by $3.5 million, or 9%, for the year ended December 31, 2016 compared to the prior year. The increase was primarily due to a decline in the warranty provision for our Iridium OpenPort terminal during the year ended December 31, 2015 that did not recur in the year ended December 31, 2016. The remaining cost increase is due to a higher volume of Iridium Pilot terminal sales and IoT device sales, partially offset by decreased sales of handsets and L-Band transceivers and by reduced costs on certain products due to manufacturing cost efficiencies.

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

Other Expense

Undrawn Credit Facility Fees

The commitment fee on the undrawn portion of the Credit Facility was $1.3 million for the year ended December 31, 2016 compared to $3.3 million for the prior year. The decrease of the commitment fee on the undrawn portion directly relates to the increase in the amounts borrowed under the Credit Facility as we continue to finance the development of Iridium NEXT. As we were fully drawn on the Credit Facility in February 2017, the undrawn portion and related fees decreased to zero beginning in the second quarter of 2017 and continuing thereafter.

Income Tax Expense

For the year ended December 31, 2016, our income tax expense was $67.1 million compared to $66.0 million for the prior year. Our effective tax rate was approximately 37.7% for the year ended December 31, 2016 compared to 90.3% for the prior year. The decrease in the effective tax rate was primarily related to the impact of a one-time non-cash impairment of goodwill in the prior year as well as an increased benefit related to the impact of the Arizona tax law changes (both tax rate and apportionment method) and state apportionment changes in other jurisdictions compared to the prior year. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

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

Liquidity and Capital Resources

As of December 31, 2017, our total cash and cash equivalents balance was $285.9 million, and our marketable securities balance was $11.8 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities, and internally generated cash flows. Our principal liquidity requirements over the next twelve months are to meet capital expenditure needs, principally the continued deployment of Iridium NEXT, as well as for working capital, interest, DSRA contributions, principal payments on the Credit Facility, and dividends payable on our Series A Preferred Stock and Series B Preferred Stock. As described in more detail below, we also anticipate incurring additional debt in order to raise additional capital for these purposes.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds under our $1.8 billion Credit Facility which was fully drawn as of February 2017, together with cash on hand and internally generated cash flows, including cash flows from hosted payloads. Now that our Credit Facility is fully drawn, with the exception of the invoices to be paid with bills of exchange, we expect to pay 100% of each remaining invoice received from Thales and all principal, interest and DSRA contributions under the Credit Facility from cash, cash equivalents and marketable securities on hand, and internally generated cash flows, including cash flows from hosted payloads, and additional debt.

On July 26, 2017, we amended and restated the Credit Facility by a supplemental agreement. As described above, the amended Credit Facility delayed $54.0 million of our previously scheduled 2017 DSRA contributions and also provided a refund of $33.0 million in DSRA contributions we have made to date. The Credit Facility also provides for a refund of an additional $11.0 million in DSRA contributions we have made to date in the event that our projected Available Cash (as defined in the Credit Facility) falls below $35.0 million on a three-month forward-looking basis through March 2019. The delay and refunds are effective through the end of March 2019, at which time the DSRA must be fully funded to the previously agreed amount of $189.0 million. The Credit Facility also requires that we establish a new restricted account to receive payments of hosting fees from Aireon. Hosting fees of up to $50.0 million would be kept in the account and could be drawn by us based on the same $35.0 million three-month forward-looking Available Cash threshold described above. Aireon hosting fees in excess of the first $50.0 million would be distributed pro rata to replenish the DSRA and to secure the payment of the bills of exchange to Thales described below.

The amended and restated Credit Facility does not include any requirements that we raise additional equity but required that we suspend the payment of dividends on our 7% Series A Cumulative Perpetual Convertible Preferred Stock and our 6.75% Series B Cumulative Perpetual Convertible Preferred Stock for five quarters. As previously announced, in anticipation of this requirement, we began this suspension with the dividend payments payable on June 15, 2017. Holders of Series A Preferred Stock and Series B Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of $7.00 and $16.875 per share, respectively. Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. For each full quarter that the Series A Preferred Stock or Series B Preferred Stock, as applicable, is outstanding, and assuming that no shares have been converted into common stock, we are required to pay cash dividends of approximately $1.8 million and $2.1 million, respectively. If and when we resume payment of the dividends following the five-quarter suspension described above, we expect that we will satisfy dividend requirements, if and when declared, from internally generated cash flows.

Also on July 26, 2017, we entered into Amendment 29 to our FSD with Thales, which provides for the deferral of approximately $100.0 million in expected milestone payments by us in 2017 and 2018.  We pay these milestones using bills of exchange due in March 2019, with interest at a specified base rate (LIBOR or SWAP, depending on the term of the bill of exchange) plus 1.4%, with the bills of exchange guaranteed by BPIAE.  We must pay Thales for the BPIAE premium on the guarantee in the amount of $1.0 million in cash at signing plus 1.62%, to be paid by bills of exchange on the same terms as stated above, on each bill of exchange to be issued. To date we have paid $55.6 million in milestone payments by issuing bills of exchange. In connection with these arrangements, we also agreed with Thales as to the amount of liquidated damages Thales owes us for manufacturing delays to date and the additional costs we must pay Thales for launch delays. Unless there are substantial future delays to the Iridium NEXT program, we expect this arrangement to result in no cash payments due to delays by either party.

While the contracted cash flows from our primary hosted payload customer, Aireon, are interest-bearing if not paid on time, we expect those hosted payload payments to continue to be delayed. Aireon is working to secure additional contracts with air navigation service providers, or ANSPs, including the FAA, for the sale of Aireon’s space-based automatic dependent surveillance-broadcast, or ADS-B, services. Aireon is currently seeking to raise the capital it will need to fund its continued operations and its hosted payload payments to us. Aireon’s ability to fund its hosted payload payments to us in the previously anticipated timeframe has been adversely affected by delays in its completion of sales to these ANSPs, which we believe in part results from delays in the development, construction and launch of the Iridium NEXT system.

We continue to expect partial payments of Aireon’s hosting fee upon successful completion of its financing, and further payments based on success-based milestones. However, the expected timing of these payments does not support our ability to make principal and interest payments under our Credit Facility due in early 2019, as well as payment of deferred payments to Thales and deferred contributions to the DSRA, both due March 31, 2019. Further, if Aireon is unable to complete its financing and make a partial hosting fee payment to us in the timeframe we currently expect, we may be unable to make our principal and interest payments under our Credit Facility in late 2018. To provide for these obligations and further solidify our liquidity position, we have been actively discussing alternative funding options with our Credit Facility Lenders, and we believe we have reached an agreement in principle with our Credit Facility Lenders pursuant to which we would be required to raise additional debt by July 2018. The proceeds of this additional debt would be used to fund the deferred payments to Thales and replenish the DSRA under the Credit Facility, as well as to provide us with sufficient cash to meet our needs, including principal and interest payments under our Credit Facility. In addition, the Credit Facility Lenders would agree to delay a portion of the principal repayments under the Credit Facility, allow us to access up to $87 million from the DSRA in the future if our projected cash level falls below $75 million, and adjust our financial covenants, including eliminating further covenants that require us to receive cash flows from hosted payloads. Under this anticipated agreement, we would be required to use hosting fee payments received from Aireon to prepay the Credit Facility. Our ability to successfully execute these plans may be adversely affected by a number of factors, including global economic conditions, the state of capital markets when we are ready to issue the debt, and the inability to incur debt on terms acceptable to us or at all. Any inability to successfully execute these plans may in turn materially affect our liquidity, and our ability to complete the Iridium NEXT system and to pursue additional growth opportunities may be impaired. Our liquidity and the ability to fund our liquidity requirements also depend on our future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond our control.

We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months, provided we execute the proposed adjustments to our funding plan or receive a substantial portion of the hosting fees due to us from Aireon.

As of December 31, 2017, we reported $1,703.6 million in borrowings under the Credit Facility in our consolidated balance sheet, net of $96.4 million of deferred financing costs, for an aggregate balance of $1,800.0 million outstanding under the Credit Facility. Pursuant to the Credit Facility, we maintain the DSRA. As of December 31, 2017, the DSRA balance was $102.4 million, which is classified as restricted cash in our condensed consolidated balance sheet. The DSRA requirement is scheduled to increase to $189.0 million in 2019. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

•	an available cash balance of at least $25 million;

•
a debt-to-equity ratio, which is calculated as the ratio of total net debt to the aggregate of total net debt and total stockholders’ equity, of no more than 0.7 to 1, measured each June 30 and December 31;

•	specified maximum levels of annual capital expenditures (excluding expenditures on the construction of Iridium NEXT satellites) through the year ending December 31, 2024;

•	specified minimum levels of consolidated operational earnings before interest, taxes, depreciation and amortization, or operational EBITDA, each June 30 and December 31 through December 31, 2017;

•	specified minimum cumulative cash flow requirements from customers who have hosted payloads on our satellites, measured each December 31 and June 30, from June 30, 2017 through December 31, 2019;

•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5;

•
specified maximum leverage levels during the repayment period that decline from a ratio of 7.53 to 1 for the twelve months ending June 30, 2018 to a ratio of 2.36 to 1 for the twelve months ending December 31, 2024; and

•	a requirement that we receive at least $50,000,000 in hosting fees from Aireon by September 30, 2018.

Our available cash balance, as defined by the Credit Facility, was $291.9 million as of December 31, 2017. Our debt-to-equity ratio was 0.5 to 1 as of December 31, 2017. We were also in compliance with the operational EBITDA and hosted payload cash flow covenants and the annual capital expenditure covenant, which were the only other applicable covenants, as of December 31, 2017.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2017, we had an amount of $8.1 million in available cure, although it was not necessary for us to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

Cash and Indebtedness

At December 31, 2017, our total cash and cash equivalents balance was $285.9 million and our total marketable securities balance was $11.8 million. We also had an aggregate of $1,703.6 million of net external indebtedness related to borrowings under the Credit Facility and $54.9 million of net debt related to our Thales bills of exchange.

Cash Flows - Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31 (in millions):

Statement of Cash Flows	2017	2016	Change
Net cash provided by operating activities	$259.6	$225.2	$34.4
Net cash used in investing activities	$(372.7)	$(242.4)	$(130.3)
Net cash provided by financing activities	$16.9	$224.2	$(207.3)

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2017 increased by $34.4 million from the prior year. This increase was primarily due to a $33.0 million decrease in working capital related to timing of cash flows provided by prepaid and other current assets, accrued expenses and deferred revenues. Working capital provided by operations is primarily driven by launch related activities, including utilization of prepaid expenses related to launch services and receipt of payments for milestones related to hosted payloads.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 increased by $130.3 million primarily due to fewer available-for-sale securities held in the current period, resulting in lower proceeds from investment maturities, offset by a $5.6 million decrease in capital expenditures. We expect capital expenditures to continue to decline as we complete the construction and launch of the Iridium NEXT constellation in 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 decreased by $207.3 million primarily due to the decrease in borrowings and related fees under our Credit Facility in 2017, as it was fully drawn in February 2017, offset by the decrease in payments of preferred stock dividends related to the five-quarter deferral of preferred dividends that began in the second quarter of 2017.

Cash Flows - Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

The following table shows our consolidated cash flows from operating, investing and financing activities for the years ended December 31 (in millions):

Statement of Cash Flows	2016	2015	Change
Net cash provided by operating activities	$225.2	$217.5	$7.7
Net cash used in investing activities	$(242.4)	$(439.4)	$197.0
Net cash provided by financing activities	$224.2	$202.1	$22.1

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 increased by $22.1 million primarily due to the $21.1 million increase in borrowings under the credit facility.

Effect of exchange rate changes on cash and cash equivalents

The effect of exchange rate changes on cash and cash equivalents was an increase in cash of $0.5 million for the year ended December 31, 2016 compared to the prior year. The exchange rate changes were primarily due to a modest strengthening of the Russian ruble against the U.S. dollar throughout 2016.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2017 (in millions):

Contractual Obligations	Less than 1 year	1-3 Years	3-5 years	More than 5 years	Total
Payment obligations:
Thales (1)	$216.8	$100.0	$—	$—	$316.8
Interest on Thales bills of exchange (1)	—	3.6	—	—	3.6
SpaceX (2)	46.9	10.2	—	—	57.1
Launch and in-orbit insurers (3)	43.2	—	—	—	43.2
Boeing (4)	6.0	12.0	6.0	—	24.0
Debt obligations: (5)
Principal	85.5	490.5	612.0	612.0	1,800.0
Contractual interest	79.6	154.4	98.6	37.5	370.1
Debt service reserve account	—	87.0	—	—	87.0
Operating lease obligations (6)	3.7	7.5	7.2	8.8	27.2
Uncertain tax positions (7)	—	—	—	—	1.0
Unconditional purchase obligations (8)	17.0	3.4	1.0	—	21.4
Total	$498.7	$868.6	$724.8	$658.3	$2,751.4

(1)
Thales obligations consist of commitments under the FSD for the design and manufacture of satellites for Iridium NEXT. The Credit Facility was fully drawn in February 2017, and, as a result, we pay 100% of each invoice received from Thales from cash and marketable securities on hand or the issuance of up to $45.4 million in remaining bills of exchange due in March 2019. As of December 31, 2017, we had made aggregate payments of $1.9 billion to Thales. The timing of a portion of the contractual obligation payments to Thales shown in the table above is based on current expectations regarding the Thales manufacturing schedule and SpaceX’s targeted launch schedule.

(2)
SpaceX obligations consist of remaining payments to secure SpaceX as the primary launch services provider for Iridium NEXT. The total price for seven launches and a reflight option in the event of launch failure is $453.1 million. In November 2016, we entered into an agreement for an eighth launch with SpaceX to launch five spare satellites and share the services with GFZ. The total price under the SpaceX agreement for the eighth launch is $67.9 million. As of December 31, 2017, we had made aggregate payments of $463.9 million to SpaceX. The timing of a portion of the contractual obligation payments to SpaceX shown in the table above is based on SpaceX’s targeted launch schedule.

(3)
The total premium is $121.0 million, and as of December 31, 2017, we had made aggregate payments of $77.8 million. The timing of the majority of the contractual obligation payments are based on SpaceX’s targeted launch schedule to complete the Iridium NEXT constellation in 2018.

(4)	Represents a five-year take-or-pay commitment under the Development Services Agreement entered into in November 2016.

(5)
Debt obligations include repayment of the Credit Facility as of December 31, 2017. We have included interest payments to be made on our fixed and variable rate tranches of the Credit Facility. Interest payments for variable rate debt have been estimated based on the six-month LIBOR forward contracts. We have included the increase to the DSRA of $87 million, as required under the terms of the Credit Facility, from $102.0 million, as of December 31, 2017, to $189.0 million in 2019. The DSRA is classified as restricted cash on the consolidated balance sheet. The repayment schedule excludes $120.0 million that we expect to receive upon the Aireon redemption of our equity interest in Aireon and Aireon dividends, when and if declared. Upon receipt of these amounts, they will be used to prepay the Credit Facility, which may result in an earlier repayment.

(6)
Operating lease obligations do not include payments to landlords covering real estate taxes, common area maintenance and other charges, as such fees are not determinable based upon the provisions of our lease agreements.

(7)
As of December 31, 2017, we estimated our uncertain tax positions to be $1.0 million, including penalties and interest. However, we are unable to reasonably estimate the period of the possible future payments for the remaining balance, and therefore the remaining balance has not been reflected in a specified period.

(8)
Unconditional purchase obligations include our agreement with a supplier for the manufacturing of our devices and various commitments with other vendors that are enforceable, legally binding and have specified terms, including fixed or minimum quantities, minimum or variable price provisions, and a fixed timeline. Unconditional purchase obligations do not include agreements that are cancelable by us without penalty. As of December 31, 2017, contractually obligated purchase commitments for manufacturing supplies increased $5.8 million from the prior year ended December 31, 2016.

The contractual obligations table does not include future payments of dividends on the Series A Preferred Stock or Series B Preferred Stock. Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 7.00% per annum of the $100 liquidation preference per share, which is equivalent to an annual rate of $7.00 per share. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 6.75% per annum of the $250 liquidation preference per share, which is equivalent to an annual rate of $16.875 per share. Dividends on both the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year, although we have temporarily suspended dividend payments as noted above. Neither the Series A Preferred Stock nor the Series B Preferred stock has a stated maturity date. Holders of Series A Preferred Stock and Series B Preferred Stock may convert some or all of their outstanding shares to common stock at the stated conversion rate. We may at our option cause some or all of the shares of Series A Preferred Stock to be automatically converted into shares of common stock at the then prevailing conversion rate if specified conditions, principally, a daily volume-weighted average stock price of $12.26 over a period of 20 trading days in a 30-day period and payment of the accrued dividends, are satisfied. On or after May 15, 2019, we may, at our option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions. We cannot forecast the conversions, if any, of Series A Preferred Stock or Series B Preferred Stock to common stock and thus cannot forecast with certainty the amounts of future dividend payments on outstanding Series A Preferred Stock. As of December 31, 2017, there were 1,000,000 shares of Series A Preferred Stock and 499,955 shares of Series B Preferred Stock outstanding.

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

Seasonality

Our results of operations have been subject to seasonal usage changes for commercial customers, and our results will be affected by similar seasonality going forward. March through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. U.S. government revenue and commercial IoT revenue have been less subject to seasonal usage changes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The fixed price under the FSD with Thales is denominated in U.S. dollars. As a result, we do not bear any foreign currency exchange risk under the FSD.

We have borrowed an aggregate of $1.8 billion under the Credit Facility as of December 31, 2017. A portion of the draws we made under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the year ended December 31, 2017, a one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.

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

We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of December 31, 2017, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

Item 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Iridium Communications Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as Company's auditor since 2001.
Tysons, Virginia
February 22, 2018

Iridium Communications Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$285,873	$371,167
Marketable securities	11,753	39,328
Accounts receivable, net	68,031	57,373
Inventory	20,068	18,204
Prepaid expenses and other current assets	25,347	30,698
Total current assets	411,072	516,770
Property and equipment, net	3,210,162	2,813,084
Restricted cash	102,384	113,139
Other assets	8,414	10,836
Intangible assets, net	50,019	45,796
Total assets	$3,782,051	$3,499,625

Liabilities and stockholders' equity
Current liabilities:
Short-term credit facility	$85,500	$—
Accounts payable	43,100	11,131
Accrued expenses and other current liabilities	32,215	23,840
Interest payable	15,021	14,136
Deferred revenue	38,390	34,087
Total current liabilities	214,226	83,194
Accrued satellite operations and maintenance expense, net
of current portion	—	13,138
Long-term credit facility, net	1,618,055	1,657,145
Deferred income tax liabilities, net	246,170	361,656
Deferred revenue, net of current portion	47,612	36,417
Other long-term liabilities	59,519	4,317
Total liabilities	2,185,582	2,155,867
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.0001 par value, 1,000 shares authorized,
issued and outstanding	—	—
Series B preferred stock, $0.0001 par value, 500 shares
authorized, issued and outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized, 98,203 and 95,879
shares issued and outstanding	98	96
Additional paid-in capital	1,081,373	1,060,311
Retained earnings	518,794	288,797
Accumulated other comprehensive loss, net of tax	(3,796)	(5,446)
Total stockholders' equity	1,596,469	1,343,758
Total liabilities and stockholders' equity	$3,782,051	$3,499,625
See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Services	$349,735	$334,822	$317,022
Subscriber equipment	77,119	74,211	73,615
Engineering and support services	21,192	24,607	20,741
Total revenue	448,046	433,640	411,378

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	80,396	64,958	60,306
Cost of subscriber equipment	44,445	44,286	40,807
Research and development	15,247	16,079	16,144
Selling, general and administrative	84,405	82,552	81,445
Depreciation and amortization	122,266	49,394	51,834
Impairment of goodwill	—	—	87,039
Total operating expenses	346,759	257,269	337,575

Gain on Boeing transaction	14,189	—	—
Operating income	115,476	176,371	73,803
Other income (expense):
Interest income, net	4,328	2,934	3,069
Undrawn credit facility fees	(25)	(1,346)	(3,289)
Other income (expense), net	(207)	206	(468)
Total other income (expense)	4,096	1,794	(688)
Income before income taxes	119,572	178,165	73,115
Income tax benefit (expense)	114,284	(67,133)	(65,992)
Net income	233,856	111,032	7,123
Series A preferred stock dividends, declared and paid	1,750	7,000	7,000
Series B preferred stock dividends, declared and paid	2,109	8,436	8,436
Series A preferred stock dividends, undeclared	5,250	—	—
Series B preferred stock dividends, undeclared	6,327	—	—
Net income (loss) attributable to common stockholders	$218,420	$95,596	$(8,313)

Weighted average shares outstanding - basic	97,934	95,967	95,097
Weighted average shares outstanding - diluted	128,130	124,875	95,097
Net income (loss) attributable to common stockholders per share - basic	$2.23	$1.00	$(0.09)
Net income (loss) attributable to common stockholders per share - diluted	$1.82	$0.89	$(0.09)

Comprehensive income:
Net income	$233,856	$111,032	$7,123
Foreign currency translation adjustments	1,664	3,487	(5,777)
Unrealized gain (loss) on marketable securities, net of tax	(14)	130	(366)
Comprehensive income	$235,506	$114,649	$980

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Series A Convertible		Series B Convertible				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	1,000	$—	500	$—	93,905	$94	$1,033,176	$(2,920)	$201,514	$1,231,864
Stock-based compensation	—	—	—	—	—	—	9,649	—	—	9,649
Stock options exercised and awards vested	—	—	—	—	1,221	1	2,154	—	—	2,155
Stock withheld to cover employee taxes	—	—	—	—	—	—	(886)	—	—	(886)
Excess tax benefit from exercise of stock-based compensation	—	—	—	—	—	—	395	—	—	395
Net income	—	—	—	—	—	—	—	—	7,123	7,123
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(7,000)	(7,000)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(8,436)	(8,436)
Cumulative translation adjustments, net of tax	—	—	—	—	—	—	—	(5,777)	—	(5,777)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	(366)	—	(366)
Balance at December 31, 2015	1,000	—	500	—	95,126	95	1,044,488	(9,063)	193,201	1,228,721
Stock-based compensation	—	—	—	—	—	—	15,973	—	—	15,973
Stock options exercised and awards vested	—	—	—	—	753	1	548	—	—	549
Stock withheld to cover employee taxes	—	—	—	—	—	—	(627)	—	—	(627)
Excess tax benefit from exercise of stock-based compensation	—	—	—	—	—	—	(71)	—	—	(71)
Net income	—	—	—	—	—	—	—	—	111,032	111,032
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(7,000)	(7,000)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(8,436)	(8,436)
Cumulative translation adjustments, net of tax	—	—	—	—	—	—	—	3,487	—	3,487
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	130	—	130
Balance at December 31, 2016	1,000	—	500	—	95,879	96	1,060,311	(5,446)	288,797	1,343,758
Stock-based compensation	—	—	—	—	—	—	18,694	—	—	18,694
Stock options exercised and awards vested	—	—	—	—	2,537	2	4,233	—	—	4,235
Stock withheld to cover employee taxes	—	—	—	—	(213)	—	(1,865)	—	—	(1,865)
Net income	—	—	—	—	—	—	—	—	233,856	233,856
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(1,750)	(1,750)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(2,109)	(2,109)
Cumulative translation adjustments, net of tax	—	—	—	—	—	—	—	1,664	—	1,664
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(14)	—	(14)
Balance at December 31, 2017	1,000	$—	500	$—	98,203	$98	$1,081,373	$(3,796)	$518,794	$1,596,469

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$233,856	$111,032	$7,123
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(115,812)	63,808	63,376
Depreciation and amortization	122,266	49,394	51,834
Impairment of goodwill	—	—	87,039
Stock-based compensation (net of amounts capitalized)	15,958	13,708	8,603
Excess tax benefit from stock-based compensation	—	—	(806)
Gain from contract liability write-off	(14,189)	—	—
Provision for doubtful accounts	(277)	703	252
Provision for obsolete inventory	361	1,053	723
Amortization of premiums on marketable securities	124	888	2,030
Non-cash foreign currency losses, net	(163)	166	196
Changes in operating assets and liabilities:
Accounts receivable	(10,343)	(6,037)	(1,843)
Inventory	(1,946)	9,029	(169)
Prepaid expenses and other current assets	2,875	(16,613)	(3,788)
Other assets	2,823	(2,128)	(1,253)
Accounts payable	896	3,209	3,110
Accrued expenses and other current liabilities	8,166	(6,416)	(7,815)
Deferred revenue	15,129	4,115	9,038
Accrued satellite and network operation expense, net of current portion	—	(1,045)	(869)
Other long-term liabilities	(103)	333	698
Net cash provided by operating activities	259,621	225,199	217,479

Cash flows from investing activities:
Capital expenditures	(400,107)	(405,687)	(494,810)
Purchases of marketable securities	(7,013)	(19,865)	(204,672)
Sales and maturities of marketable securities	34,440	183,192	260,108
Net cash used in investing activities	(372,680)	(242,360)	(439,374)

Cash flows from financing activities:
Borrowings under the Credit Facility	22,207	251,498	230,421
Payment of deferred financing fees	(3,852)	(11,806)	(14,984)
Proceeds from exercise of stock options	4,235	549	2,154
Tax payment upon settlement of stock awards	(1,865)	(627)	(886)
Excess tax benefits from stock-based compensation	—	—	806
Payment of Series A preferred stock dividends	(1,750)	(7,000)	(7,000)
Payment of Series B preferred stock dividends	(2,109)	(8,436)	(8,436)
Net cash provided by financing activities	16,866	224,178	202,075

Effect of exchange rate changes on cash and cash equivalents	144	512	(755)
Net increase (decrease) in cash and cash equivalents	(96,049)	207,529	(20,575)
Cash, cash equivalents, and restricted cash, beginning of period	484,306	276,777	297,352
Cash, cash equivalents, and restricted cash, end of period	$388,257	$484,306	$276,777

See notes to consolidated financial statements
Iridium Communications Inc.
Consolidated Statements of Cash Flows, continued
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Interest paid	$85,261	$22,910	$18,878
Income taxes paid, net	$1,660	$1,391	$3,429

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$90,748	$2,753	$26,770
Interest capitalized but not paid	$15,021	$14,136	$12,232
Capitalized amortization of deferred financing costs	$27,304	$28,688	$18,372
Capitalized paid-in-kind interest	$—	$52,873	$43,073
Capitalized stock-based compensation	$2,736	$2,265	$1,046

See notes to consolidated financial statements

Iridium Communications Inc.
Notes to Consolidated Financial Statements
December 31, 2017

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

Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 addresses multiple changes that are primarily focused on income taxes and the presentation of taxes related to stock compensation, but also provides an option for two methods to account for forfeitures. The requirements resulting from the adoption of ASU 2016-09 were accounted for on a prospective basis as of January 1, 2017, as required.

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

•
The Company recorded current excess tax benefits and tax deficiencies as income tax benefit (expense) in the consolidated statements of operations and comprehensive income. The change resulted in an excess tax expense of $0.2 million for the three months ended December 31, 2017 and excess tax benefit of $1.1 million recorded in the provision for income taxes for the year ended December 31, 2017.

•	The Company will present excess tax benefits as an operating activity on the condensed consolidated statement of cash flows rather than as a financing activity. Prior periods have not been adjusted.

There were no additional impacts on the Company’s financial statements resulting from the adoption of ASU 2016-09 that required a retrospective or modified retrospective approach.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. The Company applied the new guidance prospectively effective January 1, 2017, as required. Inventory measured using last-in, first-out and retail inventory method are excluded from this new guidance. When evidence exists that the net realizable value of inventory is less than its cost, the Company will recognize the difference as a loss in earnings in the period the measurement occurs. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with International Financial Reporting Standards. The adoption had an immaterial impact on the Company’s condensed consolidated balance sheet, condensed consolidated statement of operations and comprehensive income, and condensed consolidated statement of cash flows as of and for the year ended, December 31, 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statements of cash flows. The Company early adopted the new guidance during the fourth quarter of 2017, as permitted, and the new guidance was applied using a retrospective transition method for all periods presented. The adoption of ASU 2016-18 did not have a material impact on the Company's consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets at December 31, 2017 and 2016, that sum to the total of such amounts in the consolidated statements of cash flows:

	Year Ended December 31,
	2017	2016
Cash and cash equivalents	$285,873	$371,167
Restricted cash	102,384	113,139
Cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$388,257	$484,306
Recent Accounting Developments Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The Company intends to apply the new guidance effective January 1, 2019, as required. Reporting organizations are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the effect ASU 2016-02 may have on its condensed consolidated financial statements and related disclosures, but a lease liability and related right-of-use asset will be recognized for operating lease arrangements where the Company is the lessee.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments to the standard including clarification on accounting for licenses of intellectual property, identifying performance obligations, and most recently, technical corrections on the interpretation of the new guidance. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 for public entities to be effective for annual and interim periods beginning after December 15, 2017. ASU 2014-09 becomes effective for the Company in the first quarter of fiscal 2018, and the Company anticipates adopting the standard using the modified retrospective method with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date (January 1, 2018). This method requires application of the new guidance at the beginning of the earliest comparative period presented for revenue agreements that are not substantially complete as of the date of adoption. All new revenue agreements executed after the adoption date are accounted for prospectively under the new standard.

The Company established a project team in order to analyze the effect of the standard on its contracts by reviewing its current accounting policies and practices to identify potential differences which would result from applying the requirements of the new standard to its revenue contracts. The Company aggregated its contracts into homogeneous revenue streams and assessed all potential effects of the standard. The Company has substantially completed its evaluation of the potential changes from adopting the new standard on its future financial reporting and disclosures. Adopting the new standard is expected to have an immaterial impact on the Company’s total net sales and operating income. The primary impact of adopting ASU 2014-09 relates to the Company’s prepaid service revenue and associated breakage, which is currently recognized as revenue at the date the right to access the prepaid service has expired. Under the new standard, the Company will estimate the expected revenue that will expire unused on an ongoing basis and recognize this revenue over the usage period. Upon adoption, the Company expects the deferred revenue associated with prepaid service revenue to be reduced by approximately $15.6 million for this breakage estimate. Revenue on the majority of the Company’s contracts will continue to be recognized consistent with the

Company’s current revenue recognition model, exclusive of the aforementioned prepaid revenue. The Company also does not expect the standard to have a material impact on its consolidated balance sheet.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and receivables. The majority of cash is swept nightly into a money market fund invested in U.S. treasuries, Agency Mortgage Backed Securities and/or U.S. Government guaranteed debt. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains those deposits in federally insured financial institutions in excess of federally insured limits. The Company’s marketable securities are highly-rated corporate and foreign fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. These investments, along with cash deposited in institutional money market funds, regular interest bearing depository accounts and non-interest bearing depository accounts, are classified as cash and cash equivalents on the accompanying consolidated balance sheets. The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion credit facility (as amended to date, the “Credit Facility”).

Marketable Securities
Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets on the accompanying consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the years ended December 31, 2017 and 2016. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that any decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was not material as of December 31, 2017 and 2016.
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

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred and are amortized as additional interest expense using the effective interest method over the term of the related debt. As of December 31, 2017 and 2016, the Company had deferred approximately $97.2 million and $120.6 million, respectively, of direct and incremental financing costs, net of amortization, associated with securing debt financing for Iridium NEXT, the Company’s next-generation satellite constellation.

Capitalized Interest

Interest costs associated with financing the Company’s assets during the construction period of Iridium NEXT have been capitalized. Capitalized interest costs for the years ended December 31, 2017, 2016 and 2015 were $114.4 million, $106.4 million and $83.1 million, respectively, which include amortization of deferred financing costs as discussed above.

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead, including payroll and payroll-related costs of employees directly involved in bringing inventory to its existing condition, and freight. Inventories are valued using the average cost method and are carried at the lower of cost or net realizable value. Accordingly, the Company recorded expenses of $0.4 million, $1.1 million and $0.7 million, for the years ended December 31, 2017, 2016 and 2015, respectively, included within the cost of subscriber equipment for excess and obsolete inventory. The expenses for the years ended December 31, 2017 and 2016 were primarily related to certain handset parts and accessories, and the expenses for the year ended December 31, 2015 were primarily related to Iridium Pilot equipment.

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

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the consolidated statements of operations and comprehensive income in a manner consistent with the classification of the recipient’s compensation. The expected vesting of the Company’s performance-based RSUs is based upon the probability that the Company achieves the defined performance goals. The level of achievement of performance goals, if any, is determined by the compensation committee. Stock-based awards to non-employee consultants are expensed at their fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Classification of stock-based compensation was presented below:

	Year Ended December 31,
	2017	2016
	(In thousands)
Property and equipment, net	$2,458	$1,906
Inventory	280	359
Cost of subscriber equipment	30	56
Cost of services (exclusive of depreciation and amortization)	4,366	1,655
Research and development	349	457
Selling, general and administrative	11,211	11,540
Total stock-based compensation	$18,694	$15,973
Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:

First-generation satellites	15-21 years
Next-generation satellites	12.5 years
Ground system	5-7 years
Equipment	3-5 years
Internally developed software and purchased software	3-7 years
Building	39 years
Building improvements	5-39 years
Leasehold improvements	shorter of useful life or remaining lease term

The estimated useful lives of the Company’s first-generation satellites reflect the period of expected use for each satellite. Satellites are depreciated on a straight-line basis through the date they will be replaced by next-generation satellites. The Company began deployment of its next-generation satellite constellation (“Iridium NEXT”) in January 2017, and, based on the current launch schedule, the Company expects the final launch to occur in 2018. The Company’s next-generation satellites will be depreciated on a straight-line basis over the estimated useful life, which is currently estimated to be 12.5 years.

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

In June 2011, the Company entered into an agreement with International Space Company Kosmotras, or Kosmotras, as a supplemental launch services provider for Iridium NEXT. The total cost under the Kosmotras agreement is $51.8 million. Kosmotras to date has been unable to obtain the permits or authorizations to launch the Company's satellites on a Dnepr rocket as planned, and Kosmotras has proposed no satisfactory alternative launch plan. Because the Company now believes the construction-in-progress associated with the Kosmotras launch services will no longer be used or further developed, the Company wrote-off the full amount previously paid to Kosmotras, by recording accelerated depreciation expense of $36.8 million, in the fourth quarter of 2017.
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
The Company operates in a single reporting unit, and the possibility of impairment is assessed by comparing the carrying amount of the reporting unit to its estimated fair value. The most recent annual assessment of goodwill and indefinite-lived assets was performed on October 1, 2015 (the “2015 Analysis”), and the Company determined that the current value of the reporting unit exceeded its fair value. As a result, the Company recorded a non-cash goodwill impairment charge of $87.0 million during the fourth quarter of 2015. The Company had no goodwill as of December 31, 2017 and 2016.

Intangible Assets Subject to Amortization

The Company’s intangible assets with finite lives, are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company evaluates the useful lives for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Amortization is calculated using the straight-line method over the following estimated useful lives:

Intellectual property	20 years
Assembled workforce	7 years
Patents	14 - 20 years

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

Services sold to the U.S. government

The Company provides airtime and airtime support to U.S. government and other authorized customers pursuant to the Enhanced Mobile Satellite Services (“EMSS”) contract managed by the Defense Information Systems Agency (“DISA”). Effective October 22, 2013, the Company executed a new five-year EMSS contract, managed by DISA. Under the terms of this new agreement, authorized customers continue to utilize airtime services, provided through the U.S. Department of Defense’s (“DoD”) dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast and Distributed Tactical Communications Services (“DTCS”) services for an unlimited number of DoD and other federal subscribers. The fixed-price rate for the remaining contract year, which runs through October 21, 2018, is $88 million per year. Under this contract, revenue is based on the annual fee for the fixed-price contract with unlimited subscribers, and is recognized on a straight-line basis over each contractual year.

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

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $0.3 million, $0.5 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options, is computed using the treasury stock method. The effect of potential dilutive common shares from the conversion of the outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. The Company’s unvested restricted stock units ("RSUs") awarded to the board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The calculation of basic and diluted net income (loss) per share excludes net income attributable to these unvested RSUs from the numerator and excludes the impact of these unvested RSUs from the denominator.

3. Cash and Cash Equivalents and Marketable Securities

Cash and Cash Equivalents
The following table summarizes the Company’s cash and cash equivalents:

	Year Ended December 31,
	2017	2016	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$24,092	$102,194
Money market funds	251,950	266,478	Level 1
Commercial paper	9,831	2,495	Level 2
Total cash and cash equivalents	$285,873	$371,167

Restricted Cash

The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion loan facility (as amended to date, the “Credit Facility”) (see Note 5 for additional information). As of December 31, 2017 and 2016, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $102.4 million and $113.1 million, respectively.
Marketable Securities
The following tables summarize the Company’s marketable securities:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Recurring Fair Value Measurement
	(In thousands)
Fixed-income debt securities	$9,520	$2	$(15)	$9,507	Level 2
U.S. Treasury notes	2,249	—	(3)	2,246	Level 2
Total marketable securities	$11,769	$2	$(18)	$11,753

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Recurring Fair Value Measurement
	(In thousands)
Fixed-income debt securities	$30,037	$14	$(11)	$30,040	Level 2
U.S. Treasury notes	9,283	7	(2)	9,288	Level 2
Total marketable securities	$39,320	$21	$(13)	$39,328

The following table presents the contractual maturities of the fixed income debt securities, commercial paper and U.S. Treasury notes:

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mature within one year	$11,519	$11,504	$32,776	$32,788
Mature after one year and within three years	250	249	6,544	6,540
Total	$11,769	$11,753	$39,320	$39,328

The decrease in marketable securities from December 31, 2016 to December 31, 2017 is due to the Company selling some of its investments during 2017 and utilizing the proceeds to support the construction of Iridium NEXT.

4. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock were undesignated and unissued as of December 31, 2017.

Series A Cumulative Perpetual Convertible Preferred Stock

In the fourth quarter of 2012, the Company issued 1.0 million shares of its 7.00% Series A Cumulative Perpetual Convertible Preferred Stock in a private offering. The Company received proceeds of $96.5 million from the sale of the Series A Preferred Stock, net of the aggregate $3.5 million in initial purchaser discount and offering costs. The net proceeds of this offering were used to partially fund the construction and deployment of Iridium NEXT and for other general corporate purposes.

Holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $100 liquidation preference per share (equivalent to an annual rate of $7.00 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series A Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series A Preferred Stock ranks senior to the Company’s common stock and on parity with the Company’s 6.75% Series B Cumulative Perpetual Convertible Preferred Stock with respect to dividend rights and rights upon the Company’s liquidation, dissolution or winding-up. Holders of Series A Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series A Preferred Stock may convert some or all of their outstanding Series A Preferred Stock at an initial conversion rate of 10.6022 shares of common stock per $100 liquidation preference, which is equivalent to an initial conversion price of approximately $9.43 per share of common stock (subject to adjustment in certain events).

The Credit Facility prohibits the Company from paying dividends to holders of the Company's preferred stock, including the Company's Series A Preferred Stock, if the Company is unable to certify that it anticipates being able to comply with the financial covenants of the Credit Facility for the next twelve months each time the Company declares a dividend. During the second quarter of 2017, the Company began a five-quarter deferral of dividends on the Series A Preferred Stock. Cash dividends of $1.8 million were declared and paid to holders of the Series A Preferred Stock during the first quarter of 2017. No other dividends were declared, paid or accrued. During the year ended December 31, 2016, the Company paid cash dividends of $7.0 million to holders of the Series A Preferred Stock.

If the Company does not pay dividends on its preferred stock for six quarterly periods (whether or not consecutive), the holders of the Series A Preferred Stock and Series B Preferred Stock collectively will have the power to elect two members of the Company's board of directors. The interests of the holders of the Company's preferred stock may differ from those of its other stockholders. In addition, any dividend the Company fails to pay will accrue, and the holders of the Company's Series A Preferred Stock and Series B Preferred Stock will be entitled to a preferential distribution of the original purchase price per share plus all accrued and unpaid dividends before any distribution may be made to holders of the Company's common stock in connection with any liquidation event.

As of October 3, 2017, the Company may, at its option, convert some or all of the Series A Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions, including a daily volume-weighted average stock price of at least $12.26 per share over a period of 20 trading days in a 30-day period and payment of the accrued dividends. The holders of Series A Preferred Stock had a special right to convert some or all of the Series A Preferred Stock into shares of common stock, which expired on October 3, 2017. Any suspended dividends are required to be paid prior to conversion by the Company.

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

The Credit Facility prohibits the Company from paying dividends to holders of the Company's preferred stock, including the Company's Series B Preferred Stock, if the Company is unable to certify that it anticipates being able to comply with the financial covenants of the Credit Facility for the next twelve months each time the Company declares a dividend. During the second quarter of 2017, the Company began a five-quarter deferral of dividends on the Series B Preferred Stock. Cash dividends of $2.1 million were declared and paid to holders of the Series B Preferred Stock during the first quarter of 2017. No other dividends were declared, paid or accrued. During the year ended December 31, 2016, the Company paid cash dividends of $8.4 million to holders of the Series B Preferred Stock.

If the Company does not pay dividends on its preferred stock for six quarterly periods (whether or not consecutive), the holders of the Series A Preferred Stock and Series B Preferred Stock collectively will have the power to elect two members of the Company's board of directors. The interests of the holders of the Company's preferred stock may differ from those of its other stockholders. In addition, any dividend the Company fails to pay will accrue, and the holders of the Company's Series A Preferred Stock and Series B Preferred Stock will be entitled to a preferential distribution of the original purchase price per share plus all accrued and unpaid dividends before any distribution may be made to holders of the Company's common stock in connection with any liquidation event.

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

5. Debt

Credit Facility

In October 2010, the Company entered into a $1.8 billion credit facility with a syndicate of bank lenders, which was amended and restated in July 2017 by a supplemental agreement. Ninety-five percent of the Company's obligations under the Credit Facility are insured by Bpifrance Assurance Export S.A.S. ("BPIAE"). Under the terms of the Credit Facility, the Company was required to maintain a minimum cash reserve for debt service ("DSRA") of $102.0 million as of December 31, 2017, which increases to $189.0 million in 2019, and is classified as restricted cash on the accompanying consolidated balance sheet. The Credit Facility will mature in 2024.

As amended to date, the Credit Facility delays, until March 2019, $54.0 million in contributions that the Company was previously scheduled to make during 2017 to the DSRA, and the Company was refunded $33.0 million of the contributions to the DSRA that the Company has made to date. In addition, in the event that the Company's projected Available Cash (as defined in the Credit Facility) falls below $35.0 million on a three-month forward-looking basis between now and March 2019, the Company will receive a refund of an additional $11.0 million in contributions made to date. The Credit Facility also requires that the Company establish a new restricted account to receive hosting fees from Aireon. The first $50.0 million in hosting fees from Aireon would be kept in the restricted account and the Company could access these funds in the event that the Company falls below the same $35.0 million three-month forward-looking Available Cash threshold through March 2019 described above. Hosting fees from Aireon in excess of $50.0 million would be distributed pro rata to replenish the DSRA and to secure the payment of the bills of exchange to Thales.

The amendments to the Credit Facility do not require the Company to raise additional equity but requires that the Company suspend the payment of dividends on the Company's 7% Series A Cumulative Perpetual Convertible Preferred Stock and the Company's 6.75% Series B Cumulative Perpetual Convertible Preferred Stock for five quarters. As previously announced, in anticipation of this requirement, the Company began this suspension with the dividend payments payable on June 15, 2017. The Credit Facility also includes revised financial covenant levels to reflect changing business conditions.

Prior to the Credit Facility being fully drawn, the Company paid interest on the outstanding principal balance under the Credit Facility on a semi-annual basis in April and October through a combination of a cash payment and a deemed additional loan. The Credit Facility was fully drawn in February 2017, and as of April 2017, interest was being paid in cash. Scheduled semi-annual principal repayments will begin on April 3, 2018. During this repayment period, interest will be paid on the same date as the principal repayments. For the years ended December 31, 2017, 2016 and 2015, the Company incurred total interest of $86.7 million, $77.7 million and $64.6 million, respectively. All interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets. During the years ended December 31, 2016 and 2015, interest was payable via deemed loans of $44.4 million and $44.9 million, respectively, with the remainder payable in cash on the scheduled semi-annual payment dates. No deemed loans were utilized for interest incurred during the year ended December 31, 2017. Interest payable as of December 31, 2017 and 2016 was $15.0 million and $14.1 million, respectively.

In connection with each draw it made under the Credit Facility, the Company also borrowed an amount equal to 6.49% of such draw to cover the premium for the BPIAE insurance policy. The Company also paid a commitment fee of 0.80% per year, in semi-annual installments, on any undrawn portion of the Credit Facility through February 2017, when the Credit Facility was fully drawn.

Through February 2017, funds drawn under the Credit Facility were used to pay for (i) 85% of the costs under a fixed price full scale development ("FSD") contract with Thales Alenia Space France ("Thales") for the design and manufacture of satellites for Iridium NEXT, (ii) the premium for the BPI policy, and (iii) the payment of a portion of interest during a part of the construction and launch phase of Iridium NEXT.

As of December 31, 2017, the Company had borrowed a total of $1.8 billion under the Credit Facility. The repayment schedule below excludes $120.0 million that the Company expects to receive upon the Aireon redemption of Iridium's equity interest in Aireon and Aireon dividends, when and if declared. Upon receipt of these amounts, they will be used to prepay the Credit Facility which may result in an earlier repayment. Future principal repayments with respect to the Credit Facility balance existing at December 31, 2017 by year and in the aggregate, are as follows:

Year ending December 31,	Amount
(In thousands)
2018	$85,500
2019	202,500
2020	288,000
2021	306,000
2022	306,000
Thereafter	612,000
Total debt commitments	$1,800,000
Original issuance discount	96,445
Total short-term debt	85,500
Total long-term debt, net	$1,618,055

The effective interest rate on outstanding principal of the Credit Facility during the years ended December 31, 2017, 2016 and 2015 were 6.64%, 6.65% and 6.57%, respectively.

Obligations under the Credit Facility are secured on a senior basis by a lien on substantially all of the Company’s assets. In addition to the minimum DSRA levels, financial covenants under the Credit Facility include:

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

•
specified minimum cumulative cash flow requirements from customers who have hosted payloads on the Company’s satellites, measured each December 31 and June 30, from June 30, 2017 through December 31, 2019;

•	a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5; and

•
specified maximum leverage levels during the repayment period that decline from a ratio of 7.53 to 1 for the twelve months ending June 30, 2018 to a ratio of 2.36 to 1 for the twelve months ending December 31, 2024; and

•	a requirement that we receive at least $50,000,000 in hosting fees from Aireon by September 30, 2018.

The Company’s available cash balance, as defined by the Credit Facility, was $291.9 million as of December 31, 2017. The Company’s debt-to-equity ratio was 0.5 to 1 as of December 31, 2017. The Company was in compliance with the operational EBITDA covenant, the annual capital expenditure covenant and the cumulative cash flow requirements from customers who have hosted payloads covenant, which were the only other applicable covenants, as of December 31, 2017.

The covenants regarding capital expenditures, operational EBITDA and hosted payload cash flows are calculated in connection with a measurement, which the Company refers to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which the Company’s capital expenditures exceed, or the Company’s operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, the Company would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2017, the Company had an amount of $8.1 million in available cure, although it was not necessary to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and the Company expects that it will continue to do so.

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

Pursuant to the Company’s hosting agreement with Aireon LLC, Aireon is obligated to pay the Company $200 million for the placement of the Aireon payload on each of the Iridium NEXT satellites. The Company expects those hosted payload payments to continue to be delayed. Aireon is working to secure additional contracts with air navigation service providers, or ANSPs, including the FAA, for the sale of Aireon’s space-based automatic dependent surveillance-broadcast, or ADS-B, services. Aireon is currently seeking to raise the capital it will need to fund its continued operations and its hosted payload payments to the Company. Aireon’s ability to fund its hosted payload payments to the Company in the previously anticipated timeframe has been adversely affected by delays in its completion of sales to these ANSPs.

The Company continues to expect partial payments of Aireon’s hosting fee upon successful completion of its financing, and further payments based on success-based milestones. However, the expected timing of these payments does not support the Company’s ability to make principal and interest payments under its Credit Facility due in late 2018 and early 2019, as well as payment of deferred payments to Thales and deferred contributions to the DSRA, both due March 31, 2019. Further, if Aireon is unable to complete its financing and make a partial hosting payment to the Company in the timeframe it currently expects, the Company may be unable to make its principal and interest payments under its Credit Facility due in late 2018. To provide for these obligations and further solidify the Company’s liquidity position, the Company has been actively discussing alternative funding options with its Credit Facility lenders and believes it has reached an agreement in principle with its Credit Facility lenders pursuant to which the Company would be required to raise additional capital in the form of debt securities by July 2018. The proceeds of these debt securities would be used to fund the deferred payments to Thales and replenish the DSRA under the Credit Facility, as well as to provide the Company with sufficient cash to meet its needs, including principal and interest payments under its Credit Facility. In addition, the Credit Facility lenders would agree to delay a portion of the principal repayments under the Credit Facility, allow the Company to access up to $87 million from the DSRA in the future if the Company’s projected cash level falls below $75 million, and adjust the Company's financial covenants, including eliminating further covenants that require it to receive cash flows from hosted payloads. Under this anticipated agreement, the Company would be required to use hosting fee payments received from Aireon to prepay the Credit Facility. The Company’s ability to successfully execute these plans may be adversely affected by a number of factors, including global economic conditions, the state of the capital markets when the Company is ready to issue the debt, and the inability to issue debt securities on terms acceptable to the Company or at all. Any inability to successfully execute these plans may in turn materially affect the Company's liquidity, and its ability to complete the Iridium NEXT system and to pursue additional growth opportunities may be impaired. The Company’s liquidity and the ability to fund its liquidity requirements also depend on the Company’s future financial performance, which is subject to general economic, financial, regulatory and other factors that are beyond the Company’s control.

The Company believes its liquidity sources will provide sufficient funds for it to meet its liquidity requirements for at least the next 12 months, provided the Company executes the proposed adjustments to its funding plan or receives a substantial portion of the hosting fees due to the Company from Aireon.

6. Boeing Operations and Maintenance (O&M) Agreements

On July 21, 2010, the Company and Boeing entered into an operations and maintenance agreement ("the O&M Agreement"), pursuant to which Boeing agreed to provide continuing steady-state operations and maintenance services with respect to the satellite network operations center, telemetry, tracking and control stations and the first-generation satellites (including engineering, systems analysis, and operations and maintenance services).
Also on July 21, 2010, the Company and Boeing entered into an agreement pursuant to which Boeing would operate and maintain Iridium NEXT (the “Iridium NEXT Support Services Agreement”). On January 1, 2015, Boeing supported a hybrid operations mode involving network elements from both the first-generation satellites and the Iridium NEXT system. Boeing provided those services on a time-and-materials fee basis. Obligations to Boeing represented the not to exceed (“NTE”) price for services under the Iridium NEXT Support Services Agreement.

On November 28, 2016, the Company entered into an Insourcing Agreement with Boeing for the Company to hire, effective January 3, 2017, the majority of the Boeing employees and third-party contractors who were responsible for the operations and maintenance of the Company’s satellite constellation and ground infrastructure. Pursuant to the Insourcing Agreement, the Company was obligated to pay Boeing $5.5 million, half of which was paid during each of the years ended December 31, 2016 and 2017. Concurrent with the hiring of the assembled workforce on January 3, 2017, the Company and Boeing terminated both the O&M Agreement and the Iridium NEXT Support Service Agreement and entered into a new Development Services Agreement ("DSA") with a $6.0 million annual take-or-pay commitment through 2021. As a result of the termination of certain Boeing agreements under the Insourcing Agreement, Boeing no longer has a unilateral right to commence the de-orbit of the Company’s first-generation satellites. The assembled workforce was recorded as a finite-lived intangible asset in the first quarter of 2017 and will be amortized over an estimated useful life of 7 years. Additionally, by terminating the O&M Agreement, the Company recognized a $14.2 million gain from the derecognition of a purchase accounting liability created from GHL’s acquisition of Iridium in 2009 related to the fair value of the contractual arrangement with Boeing as of that date and the remainder of a credit from Boeing in the July 2010 Boeing O&M contract negotiations.

The Company incurred expenses of $30.5 million, $29.0 million and $30.7 million relating to satellite operations and maintenance costs, which include internal costs and amounts paid to Boeing, for the years ended December 31, 2017, 2016 and 2015, respectively, included in cost of services (exclusive of depreciation and amortization) in the consolidated statements of operations and comprehensive income.

7. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Satellite system	$1,199,794	$314,228
Ground system	67,576	63,519
Equipment	35,616	34,139
Internally developed software and purchased software	191,089	127,498
Building and leasehold improvements	32,130	32,099
	1,526,205	571,483
Less: accumulated depreciation	(432,833)	(422,098)
	1,093,372	149,385
Land	8,037	8,037
Construction in process:
Iridium NEXT systems under construction	2,088,380	2,639,824
Other construction in process	20,373	15,838
Total property and equipment, net of accumulated depreciation	$3,210,162	$2,813,084

Other construction in process consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Internally developed software	$14,782	$14,218
Equipment	4,241	1,546
Ground system	1,350	74
Total other construction in process	$20,373	$15,838

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $120.7 million, $48.6 million and $51.0 million, respectively. The increase in depreciation from 2016 to 2017 partially results from the write-off of $36.8 million previously paid to Kosmotras, and the addition of new assets, including Iridium NEXT satellites placed into service during 2017. See Note 9 for further details on Kosmotras.

8. Intangible Assets

The Company had identifiable intangible assets as follows:

	December 31, 2017
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(6,651)	9,788
Assembled workforce	7 years	5,678	(812)	4,866
Patents	14 - 20	146	(6)	140
Total		22,263	(7,469)	14,794
Total intangible assets		$57,488	$(7,469)	$50,019

	December 31, 2016
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(5,868)	10,571
Total		16,439	(5,868)	10,571
Total intangible assets		$51,664	$(5,868)	$45,796

Amortization expense was $1.6 million, $0.8 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 6 for further details on the Boeing assembled workforce, added in 2017.

Future amortization expense with respect to intangible assets existing at December 31, 2017, by year and in the aggregate, is as follows:

Year ending December 31,	Amount
(In thousands)
2018	$1,604
2019	1,604
2020	1,604
2021	1,604
Thereafter	8,378
Total estimated future amortization expense	$14,794

9. Commitments and Contingencies

Thales

In June 2010, the Company executed a primarily fixed-price FSD with Thales for the design and build of satellites for Iridium NEXT. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to extend through 2018. As of December 31, 2017, the Company had made aggregate payments of $1.9 billion to Thales, of which $1.5 billion were financed from borrowings under the Credit Facility and were capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheet. The Credit Facility was fully drawn in February 2017. With the exception of the invoices to be paid with the bills of exchange described below, the Company expects to pay 100% of each invoice received from Thales from cash and marketable securities on hand.

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

Amendment 29 provides for the deferral of approximately $100.0 million in milestone payments by the Company under the FSD for milestones that the Company expects to be completed in 2017 and 2018.  Under Amendment 29, the Company makes these milestone payments using bills of exchange due in March 2019, with interest at a specified base rate (LIBOR or SWAP, depending on the term of the bill of exchange) plus 1.4%, with the bills of exchange guaranteed by BPIAE. As of December 31, 2017, the milestone payments related to the Thales bills of exchange totaled an aggregate amount of $55.6 million, including $0.7 million of deferred financing costs. The net balance of $54.9 million was recorded as long-term debt within other long-term liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2017. Amendment 29 also requires that the Company pay Thales for the BPIAE premium on the guarantee in the amount of $1.0 million in cash at signing (which was recorded as original issue discount) plus 1.62%.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for 7 launches and a reflight option in the event of launch failure is $453.1 million. The SpaceX Falcon 9 rocket is configured to carry ten Iridium NEXT satellites to orbit for each of the initial seven launches. In November 2016, the Company entered into an agreement for an eighth launch with SpaceX to launch five spare satellites and share the launch services with GFZ German Research Centre for Geosciences (“GFZ”). The total price under the SpaceX Agreement for the eighth launch is $67.9 million. GFZ will pay Iridium $31.8 million to share the launch services to launch NASA’s two Gravity Recovery and Climate Experiment Follow-On satellites.  As of December 31, 2017, the Company made aggregate payments of $463.9 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheet. Additionally, the Company received $28.6 million from GFZ as of December 31, 2017.

Kosmotras

In June 2011, the Company entered into an agreement with Kosmotras as a supplemental launch services provider for Iridium NEXT. The total cost under the Kosmotras agreement is $51.8 million. Kosmotras to date has been unable to obtain the permits or authorizations to launch the Company's satellites on a Dnepr rocket as planned, and Kosmotras has proposed no satisfactory alternative launch plan. Because the Company now believes the construction-in-progress associated with the Kosmotras launch services will no longer be used or further developed, the Company wrote-off the full amount previously paid to Kosmotras, by recording accelerated depreciation expense of $36.8 million, in the fourth quarter of 2017.

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

The total premium is $121.0 million and as of December 31, 2017, the Company had made aggregate premium payments of $77.8 million.

Unconditional Purchase Obligations

The Company has a manufacturing agreement with Benchmark. Pursuant to the agreement, the Company may be required to purchase certain materials if the materials are not used in production within the periods specified in the agreement. Benchmark will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of December 31, 2017 and 2016, the Company had $4.0 million and $0.5 million, respectively, of such materials, and the amounts were included in inventory on the accompanying consolidated balance sheets.

As of December 31, 2017, the aggregate unconditional purchase obligations were $45.4 million, which includes the Company’s commitments with Boeing and Benchmark. The Boeing obligations (see Note 6) represent the new take-or-pay commitment with the execution of the DSA, which was met as of December 31, 2017 and final payment for the acquisition of the assembled workforce. The Company's obligation to Benchmark for the year ending December 31, 2018 is $9.2 million.

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

The current policy has a renewable one-year term, which is scheduled to expire on December 8, 2018. The policy coverage is separated into Sections A, B, and C.

Section A coverage is currently in effect and covers product liability over Motorola’s position as manufacturer of the first-generation satellites. Liability limits for claims under Section A are $1.0 billion per occurrence and in the aggregate. There is no deductible for claims.

Section B coverage is currently in effect and covers risks in connection with in-orbit satellites and for the de-orbit of individual satellites. Liability limits for claims under Section B are $500 million per occurrence and in the aggregate for space vehicle liability and $500 million and $1.0 billion per occurrence and in the aggregate, respectively, with respect to de-orbiting. The balance of the unamortized premium payment for Sections A and B coverage as of December 31, 2017 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The deductible for claims under Section B is $250,000 per occurrence.

Section C coverage is effective once requested by the Company (the “Attachment Date”) and covers risks in connection with a mass decommissioning of the first-generation satellites. Liability limits for claims under Section C are $500 million and $1.0 billion per occurrence and in the aggregate, respectively. The term of the coverage under Section C is 12 months from the Attachment Date. The premium for Section C coverage is $2.5 million and is payable on or before the Attachment Date. As of December 31, 2017, the Company had not requested Section C coverage since no mass decommissioning activities are currently anticipated. The deductible for claims under Section C is $250,000 per occurrence.

Operating Leases

The Company leases land, office space, and office and computer equipment under noncancelable operating lease agreements. Most of the leases contain renewal options of 1 to 10 years. The Company’s obligations under the current terms of these leases extend through 2026.

Additionally, several of the Company’s leases contain clauses for rent escalation including, but not limited to, a pro-rata share of increased operating and real estate tax expenses. Rent expense is recognized on a straight-line basis over the lease term. The Company leases facilities located in Chandler, Arizona; Tempe, Arizona; McLean, Virginia; Lansdowne, Virginia; Canada;

Russia; and Norway. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases at December 31, 2017, are as follows:

Year ending December 31,	Operating Leases
(In thousands)
2018	$3,741
2019	3,692
2020	3,734
2021	3,827
2022	3,402
Thereafter	8,849
Total	$27,245

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $3.2 million, $3.1 million and $3.4 million, respectively.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending legal claims and lawsuits. The Company is not aware of any actions that it expects to have a material adverse impact on its business, financial results or financial condition.

10. Stock-Based Compensation

In May 2017, the Company’s stockholders approved the amendment and restatement of the Company's 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. As such, the Company registered an additional 5,199,239 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 28,402,248 shares. Through December 31, 2017, the remaining aggregate number of shares of our common stock available for future grants under the Amended 2015 Plan was 15,012,331. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock awards and other equity securities, as incentives and rewards for employees, consultants and non-employee directors of the Company and its affiliated entities. The Amended 2015 Plan allows us to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of our employees, directors and consultants, and to provide long-term incentives that align the interests of our employees, directors and consultants with the interests of our stockholders.

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

Fair Value Determination

We have used the Black-Scholes-Merton option pricing model to determine fair value of our awards on the date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the years ended December 31, 2017, 2016 and 2015:

•	Volatility - The expected volatility of the options granted was estimated based upon historical volatility of our share price through daily observations of our trading history.

•	Expected life of options - The expected life of options granted to employees was determined from the simplified method.

•
Risk-free interest rate - The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on the expected term of the underlying grants.

•
Dividend yield - The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. The Company does not anticipate paying dividends during the expected term of the grants; therefore, the dividend rate is assumed to be zero.

In 2017 and 2016, the Company granted stock options to newly hired and promoted employees only. In 2015, in addition to stock options granted to newly hired and promoted employees, non-employee consultants were granted stock options and certain members of the Company’s board of directors elected to receive a portion of their annual compensation in the form of stock options.

During 2017, 2016 and 2015, the Company granted approximately 209,000, 249,000 and 744,000 stock options, respectively, to its employees, with an estimated aggregate grant date fair value of $0.9 million, $0.9 million and $2.9 million, respectively.

During 2015, the Company granted approximately 111,000 and 30,000 stock options to its non-employee directors and consultants, respectively, with an estimated aggregate grant-date fair value of $0.4 million and $0.2 million, respectively.

The following table summarizes weighted-average assumptions used in our calculations of fair value:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	40% - 41%	40% - 42%	39% - 42%
Expected term (years)	6.25	6.25	6.25
Expected dividends	—%	—%	—%
Risk free interest rate	1.86% - 2.14%	1.15% - 2.45%	1.50% - 2.35%

A summary of the activity of the Company’s stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at January 1, 2015	6,671	$7.68
Granted	885	9.25
Cancelled or expired	(92)	8.66
Exercised	(287)	7.87
Forfeited	(57)	7.81
Options outstanding at December 31, 2015	7,120	7.86	6.33	$3,937
Granted	249	8.13
Cancelled or expired	(39)	8.92
Exercised	(73)	7.33
Forfeited	(55)	7.62
Options outstanding at December 31, 2016	7,202	7.87	5.45	$12,473
Granted	209	10.50
Cancelled or expired	(2)	7.24
Exercised	(534)	7.93
Forfeited	(19)	9.13
Options outstanding at December 31, 2017	6,856	$7.94	4.63	$26,459
Options exercisable at December 31, 2017	6,212	$7.81	4.27	$24,760
Options exercisable and expected to vest at December 31, 2017	6,842	$7.94	4.63	$26,425

The Company recognized $1.8 million, $2.5 million and $3.4 million of stock-based compensation expense related to stock options in the years ended December 31, 2017, 2016 and 2015, respectively.

The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $4.51, $3.47 and $3.95 per share, respectively. The total fair value of the shares vested during the years ended December 31, 2017, 2016 and 2015 was $2.0 million, $2.9 million and $3.6 million, respectively.

As of December 31, 2017, the total unrecognized cost related to non-vested options was approximately $2.2 million. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units

The RSUs granted to employees for service vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The RSUs granted to non-employee consultants generally vest 50% on the first anniversary of the grant date and ratably on a quarterly basis through the second anniversary of the grant date. Performance-based RSUs vest upon the completion of defined performance goals, subject to continued employment. The Company’s RSUs are generally classified as equity awards because the RSUs will be paid in the Company's common stock upon vesting. The related compensation expense is recognized over the service period and is based on the grant date fair value of the Company's common stock and the number of shares expected to vest. The awards are not remeasured at the end of each reporting period. The awards do not carry voting rights until they are vested and released in accordance with the specified vesting terms of each award as stated in the grant notifications for each RSU.

Service-Based Awards

During the years ended December 31, 2017, 2016 and 2015, the Company granted approximately 964,000, 573,000 and 596,000 service-based RSUs, respectively, to its employees, with an estimated grant date fair value of $8.5 million, $4.0 million and $5.6 million, respectively.

Certain members of the Company’s board of directors elect to receive a portion of their annual compensation in the form of RSUs. An aggregate amount of approximately 96,000, 126,000 and 15,000 service-based RSUs were granted to its directors as a result of these elections during the years ended December 31, 2017, 2016 and 2015, respectively, with an estimated grant date fair value of $1.0 million, $1.0 million and $0.1 million, respectively.

In June 2017 and June 2016, the Company granted approximately 8,000 and 35,000 RSUs to non-employee consultants with an estimated grant date fair value of $0.1 million and $0.3 million, respectively.

Performance-Based Awards

In March 2017 and March 2016, the Company awarded approximately 1,190,000 and 1,335,000 performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $10.5 million and $9.4 million, respectively. Vesting of the March 2017 and March 2016 Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals over the respective fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that certain of the March 2017 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the March 2017 Bonus RSUs will vest, subject to continued employment, in March 2018. A portion of the March 2016 Bonus RSUs vested in March 2017 upon the determination of the level of achievement of the performance goals.

Additionally, during 2017, 2016 and 2015, the Company awarded approximately 173,000, 119,000 and 161,000 performance-based RSUs, respectively, to the Company’s executives (the “Performance RSUs”). The estimated aggregate grant date fair values of the Performance RSUs granted in 2017, 2016 and 2015 was $1.5 million, $0.8 million and $1.5 million, respectively. Vesting of each Performance RSU award is and was dependent upon the Company’s achievement of defined performance goals over a two-year period. Management believes it is probable that the Performance RSUs will vest at least in part. The vesting of Performance RSUs will ultimately range from 0% to 150% of the number of shares underlying the Performance RSU grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the Performance RSUs will vest on the second anniversary of the grant date and the remaining 50% will vest on the third anniversary of the grant date, in each case, subject to the executives continued service as of the vesting date. Approximately 54,000 of the March 2015 Performance RSUs vested and were released in March 2017 at an estimated aggregate fair value of $0.5 million, and the remaining 54,000 will vest in March 2018.

Award Summary

A summary of the Company’s activity for outstanding RSUs is as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at January 1, 2015	2,282	$6.80
Granted	834	9.42
Forfeited	(193)	7.18
Released	(979)	7.06
Outstanding at December 31, 2015	1,944	7.76
Granted	2,297	7.09
Forfeited	(152)	7.44
Released	(766)	7.36
Outstanding at December 31, 2016	3,323	7.40
Granted	2,431	8.89
Forfeited	(203)	8.42
Released	(2,003)	7.16
Outstanding at December 31, 2017	3,548	8.50
Vested and unreleased at December 31, 2017 (1)	521

(1)	These RSUs were granted to the Company's board of directors as a part of their compensation for board and committee service and had vested but had not yet been issued and released.

As of December 31, 2017, the total unrecognized cost related to non-vested RSUs was approximately $8.3 million. This cost is expected to be recognized over a weighted-average period of 1.25 years. The Company recognized $17.0 million, $13.5 million and $6.3 million of stock-based compensation expense related to RSUs in the years ended December 31, 2017, 2016 and 2015, respectively.

11. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communications services and products.

The Company derived approximately 24%, 25% and 23% of the Company’s total revenue in the years ended December 31, 2017, 2016 and 2015, respectively, from prime contracts or subcontracts with agencies of the U.S. government. For the years ended December 31, 2017, 2016 and 2015, no single commercial customer accounted for more than 10% of the Company’s total revenue.

Approximately 35% and 32% of the Company’s accounts receivable balance at December 31, 2017 and 2016, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government. As of December 31, 2017 and 2016, no single commercial customer accounted for more than 10% of the Company’s total accounts receivable balance.

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

Net property and equipment by geographic area was as follows:

	December 31,
	2017	2016
	(In thousands)
United States	$165,337	$124,483
Satellites in orbit	926,090	13,405
Iridium NEXT systems under construction	2,088,380	2,639,824
All others (1)	30,355	35,372
Total	$3,210,162	$2,813,084

(1)	No single country in this group represented more than 10% of property and equipment, net.

Revenue by geographic area was as follows:

	Year Ended December 31,
	2017	2016	2015
		(In thousands)
United States	$229,741	$226,190	$204,777
Canada	44,107	42,373	42,063
United Kingdom	46,245	47,135	44,012
Other countries (1)	127,953	117,942	120,526
Total	$448,046	$433,640	$411,378

(1)	No single country in this group represented more than 10% of revenue.

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

12. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ eligible compensation each pay period. Company-matching contributions to the Plan were $2.5 million, $1.3 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company pays all administrative fees related to the Plan.

13. Income Taxes

U.S. and foreign components of income before income taxes are presented below:

	Year Ended December 31,
	2017	2016	2015
		(In thousands)
U.S. income	$120,281	$176,448	$75,431
Foreign income (loss)	(709)	1,717	(2,316)
Total income before income taxes	$119,572	$178,165	$73,115

The components of the Company’s income tax provision were as follows:

	Year Ended December 31,
	2017	2016	2015
		(In thousands)
Current taxes:
Federal tax expense	$13	$1,206	$1,700
State tax expense	422	978	266
Foreign tax expense	863	1,141	650
Total current tax expense	1,298	3,325	2,616
Deferred taxes:
Federal tax expense (benefit)	(110,811)	60,295	54,906
State tax expense (benefit)	(4,851)	3,454	8,803
Foreign tax expense (benefit)	80	59	(333)
Total deferred tax expense (benefit)	(115,582)	63,808	63,376
Total income tax expense (benefit)	$(114,284)	$67,133	$65,992

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 is effective for reporting periods that include December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of December 31, 2017. As the Company collects and prepares the necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may materially impact the Company's provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

The Company has recorded a net tax benefit of $154.5 million in the fourth quarter of 2017, which includes its provisional estimate of the impact of the Tax Act on its financial statements. Further detail on specific provisions are included below.

Remeasurement of deferred tax assets/liabilities: In the fourth quarter of 2017, the Company recorded a provisional net deferred tax benefit of $150.9 million related to the remeasurement of certain deferred tax assets and liabilities as of December 31, 2017. The Company remeasured those deferred tax assets and liabilities at 21%, because this is the rate at which it expects these items to reverse. Although the tax rate reduction is known, the Company has not collected the necessary data to complete its analysis of the effect of the Tax Act on the underlying deferred taxes, and, as such, the amounts recorded as of December 31, 2017 are provisional.

Deemed Repatriation of Certain Foreign Subsidiary Earnings: The Tax Act requires the Company to increase its U.S. taxable income for the mandatory deemed repatriation on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining untaxed earnings. The Company recorded a provisional amount for this one-time taxable income amount of $2.3 million, with a provisional estimated deferred tax asset associated with foreign taxes paid on those earnings of $0.8 million. The Company has recorded provisional amounts based on estimates of the effects of the Tax Act, since a more detailed analysis of historical foreign earnings as well as potential correlative adjustments is required.

In 2011 and 2012, Arizona enacted tax law changes resulting in a benefit to the Company’s net deferred tax expense. Due to the size and nature of the Company’s operations in Arizona, such changes have a significant impact on the tax provision in a given period. As a result of these law changes, the Company’s deferred tax expense was reduced by approximately $10.2 million and

$3.0 million for the years ended December 31, 2017 and 2016, respectively, and increased by approximately $0.1 million for the year ended December 31, 2015.

A reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision is as follows:

	Year Ended December 31,
	2017	2016	2015
		(In thousands)
Expected tax expense at U.S. federal statutory tax rate	$41,850	$62,309	$25,590
State taxes, net of federal benefit	5,133	9,757	11,663
State tax valuation allowance	582	(2,710)	(2,763)
Deferred impact of Arizona tax law changes and elections	(10,217)	(2,962)	99
Tax Act - deferred tax effects	(150,903)	—	—
Impairment of goodwill	—	—	30,464
Other nondeductible expenses	(841)	596	557
Tax credits	(528)	(442)	(97)
Foreign taxes and other items	640	585	479
Total income tax expense (benefit)	$(114,284)	$67,133	$65,992
The components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
	(In thousands)
Deferred tax assets
Long-term contracts	$61,358	$74,720
Federal, state and foreign net operating loss carryforwards and tax credits	107,566	60,667
Other	22,680	34,330
Total deferred tax assets	191,604	169,717
Valuation allowance	(3,815)	(2,825)
Net deferred tax assets	187,789	166,892
Deferred tax liabilities
Fixed assets, intangibles and research and development expenditures	(403,545)	(513,905)
Investment in joint venture	(27,796)	(14,643)
Other	(2,276)	—
Total deferred tax liabilities	(433,617)	(528,548)
Net deferred income tax liabilities	$(245,828)	$(361,656)

Pursuant to ASC 740, the Company nets deferred tax assets and liabilities within the same jurisdiction. As of December 31, 2017, the Company had a net deferred tax asset of $0.3 million that is included in other assets on the balance sheet and a net deferred tax liability of $246.2 million.

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

The Company had deferred tax assets related to cumulative U.S. federal net operating loss carryforwards of approximately $80.5 million, and $42.9 million as of December 31, 2017 and 2016, respectively. These net operating loss carryforwards, if unutilized, will expire in various amounts from 2031 through 2037. The Company believes that the U.S. federal net operating losses will be utilized before the expiration dates and, as such, no valuation allowance has been established for these deferred tax assets. The Company had deferred tax assets related to the state net operating loss carryforwards of approximately $10.9 million and $4.1 million as of December 31, 2017 and 2016, respectively, that expire from 2025 through 2037. The Company does not expect to fully utilize all of its state net operating losses within the respective carryforward periods and as such reflects a partial valuation allowance of $0.7 million as of December 31, 2017 against these deferred tax assets on its consolidated balance sheet. The Company had deferred tax assets related to the foreign net operating loss carryforwards of approximately $1.3 million and $1.2 million as of December 31, 2017 and 2016, respectively, that begin to expire in 2022. The Company does not expect to fully utilize all of its foreign net operating losses within the respective carryforward periods and as such reflects a partial valuation allowance against these deferred tax assets on its consolidated balance sheet. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of alternative minimum taxes, changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

The Company has approximately $6.1 million and $5.0 million of deferred tax assets related to research and development tax credits as of December 31, 2017 and 2016, respectively, that expire in various amounts from 2027 through 2037. The Company has approximately $4.7 million and $3.5 million of deferred tax assets related to foreign tax credits as of December 31, 2017 and 2016, respectively, that expire in various amounts from 2020 through 2027. The Company has $3.8 million and $3.4 million of deferred tax assets related to Alternative Minimum Tax credits as of December 31, 2017 and 2016, respectively which do not expire. Under the Tax Act, the Alternative Minimum Tax credits will convert to refunds if not used as a credit. The Company believes that the research and development credits will be fully utilized within the carryforward period. However, the Company does not expect to utilize all of its foreign tax credits within the respective carryforward periods. As such, the Company has a partial valuation allowance of $1.1 million as of December 31, 2017, which is unchanged from December 31, 2016.

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
The amount of unrecognized tax benefits was $1.0 million and $0.9 million at December 31, 2017 and 2016, respectively. Any changes in the next twelve months are not anticipated to have significant impact on the results of operations, financial position or cash flows of the Company. All of the Company’s uncertain tax positions, if recognized, would affect its income tax expense.
The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2017 and 2016, potential interest and penalties on unrecognized tax benefits were not significant.
The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2010 to 2016 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2009 to 2016 remain subject to examination by tax authorities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	2017	2016
	(In thousands)
Balance at January 1,	$920	$916
Change attributable to tax positions taken in a prior period	146	25
Change attributable to final assessment	(27)	—
Change attributable to tax positions taken in the current period	10	8
Decrease attributable to lapse of statute of limitations	(3)	(29)
Balance at December 31,	$1,046	$920

14. Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options, is computed using the treasury stock method. The effect of potential dilutive common shares from the conversion of outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. The RSUs granted to members of the Company’s board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. As a result, the calculation of basic and diluted net income (loss) per share excludes net income (loss) attributable to the unvested RSUs granted to the Company’s board of directors from the numerator and excludes the impact of the unvested RSUs granted to the Company’s board of directors from the denominator.

The computations of basic and diluted net income (loss) per share are set forth below:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders (numerator for basic net income per share)	$218,420	$95,596	$(8,313)
Net (income) loss allocated to participating securities	(215)	(123)	3
Numerator for basic net income (loss) per share	218,205	95,473	(8,310)
Dividends on Series A preferred stock, declared and undeclared	7,000	7,000	—
Dividends on Series B preferred stock, declared and undeclared	8,436	8,436	—
Numerator for diluted net income (loss) per share	$233,641	$110,909	$(8,310)

Denominator: Denominator for basic net income (loss) per share - weighted average outstanding common shares	97,934	95,967	95,097
Dilutive effect of stock options	1,558	250	—
Dilutive effect of Performance RSUs	1,308	1,328	—
Dilutive effect of Series A preferred stock	10,602	10,602	—
Dilutive effect of Series B preferred stock	16,728	16,728	—
Denominator for diluted net income (loss) per share	128,130	124,875	95,097

Net income (loss) per share attributable to common stockholders - basic	$2.23	$1.00	$(0.09)
Net income (loss) per share attributable to common stockholders - diluted	$1.82	$0.89	$(0.09)

For the year ended December 31, 2017, $5.3 million and $6.3 million in cumulative unpaid dividends to holders of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not declared as a result of all cash dividends being suspended in connection with the amendments to the Credit Facility described in Note 5, but such amounts were deducted to arrive at net income attributable to common stockholders. For the year ended December 31, 2017, 2.1 million unvested service-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.2 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.

For the year ended December 31, 2016, options to purchase 3.2 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 1.4 million unvested service-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive.

For the year ended December 31, 2015, 1.3 million unvested service-based RSUs were not included in the computation of basic net loss per share. Due to the Company’s net loss for the year ended December 31, 2015, all potential common stock equivalents were anti-dilutive.

15. Selected Quarterly Information (Unaudited)

The following represents the Company’s unaudited quarterly results:

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share data)
Revenue	$104,426	$111,604	$116,547	$115,469
Operating income (loss) (1)	$55,602	$35,742	$38,082	$(13,950)
Net income (2)	$37,948	$24,778	$29,253	$141,877
Net income per common share - basic	$0.35	$0.21	$0.26	$1.40
Net income per common share -diluted	$0.30	$0.20	$0.23	$1.10

(1)
Includes accelerated depreciation of $36.8 million in the fourth quarter of 2017 associated with the write-off of the full amount previously paid to Kosmotras which decreased operating income. Also includes the impact of $14.2 million related to the gain on the transaction with Boeing, effective January 3, 2017.

(2)	Includes the impact of provisional estimates related to deferred tax assets and liabilities resulting from the Tax Act implemented in December 2017.

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share data)
Revenue	$104,202	$109,195	$112,794	$107,449
Operating income	$43,278	$41,729	$49,768	$41,596
Net income	$28,520	$26,854	$31,555	$24,103
Net income per common share - basic	$0.26	$0.24	$0.29	$0.21
Net income per common share -diluted	$0.23	$0.22	$0.26	$0.19

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, our management has determined that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria

Our independent registered public accounting firm, Ernst & Young LLP, has audited our 2017 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2017 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst and Young LLP, Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Iridium Communications Inc.
Opinion on Internal Control over Financial Reporting
We have audited Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Iridium Communications Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Iridium Communications Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and our report dated February 22, 2018 expressed an unqualified report thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definitions and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, Virginia
February 22, 2018

Item 9B. Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G (3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2018 Proxy Statement entitled “Board of Directors and Committees,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2018 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2018 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2018 Proxy Statement entitled “Transactions with Related Parties” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2018 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements

(2) Financial Statement Schedules

The financial statement schedules are not included here because required information is included in the consolidated financial statements.

(3) Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the Securities and Exchange Commission.

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

10.1†
Supplemental Agreement dated as of July 26, 2017 between Iridium Satellite LLC and Société Générale, as BPIAE Agent, amending and restating the Second Amended and Restated BPIAE (formerly COFACE) Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the BPIAE agent, dated as of October 4, 2010, as amended and restated on August 1, 2012 and May 2, 2014, and as further amended on May 7, 2015, November 24, 2015, December 31, 2015, February 24, 2016, July 18, 2016 and February 10, 2017, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 26, 2017.

Exhibit No.	Document
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

10.4
Stock Pledge Agreement, dated as of October13, 2010, between the Registrant and Deutsche Bank Trust Company Americas, acting as Security Agent, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

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

10.6
Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, dated as of January 14, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015.

10.7†
Amendment No. 2 to Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, dated as of July 6, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.

10.8†
Amendment No. 3 to Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, dated as of March 17, 2016, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016.

10.9
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

10.10
Amendment No. 5, dated as of March 8, 2017, to the Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC; Iridium Satellite LLC; NAV CANADA; NAV CANADA Satellite, Inc.; Enav S.p.A.; ENAV North Atlantic LLC; Naviair; Naviair Surveillance A/S; Irish Aviation Authority Limited and IAA North Atlantic Inc., dated as of February 14, 2014, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.

10.11
Amendment No. 6, dated as of June 23, 2017, to the Second Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC; Iridium Satellite LLC; NAV CANADA; NAV CANADA Satellite, Inc.; Enav S.p.A.; ENAV North Atlantic LLC; Naviair; Naviair Surveillance A/S; Irish Aviation Authority Limited and IAA North Atlantic Inc., dated as of February 14, 2014, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 27, 2017.

10.12†
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
10.17†
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

10.19†
Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 1, 2010, incorporated by reference to Annex 1 to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on October 29, 2010.

10.20†
Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 14, 2011.

10.21†
Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.22†
Amendment No. 3 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2010, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.23†
Amendment No. 4 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated as of April 29, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.24†
Amendment No. 5 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 12, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011.

10.25†
Amendment No. 6 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 24, 2011, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.26†
Amendment No. 7 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 12, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.27†
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

10.29†
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
10.32†
Amendment No. 13 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2012, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2013.

10.33†
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

10.36†
Amendment No. 17 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 20, 2013, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 31, 2013.

10.37†
Amendment No. 18 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 21, 2013, incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.38†
Amendment No. 19 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 29, 2013, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.39†
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

10.41†
Amendment No. 22 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 14, 2014, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

10.42†
Amendment No. 23 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated January 30, 2015, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on April 30, 2015.

10.43†
Amendment No. 24 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 22, 2015, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.

10.44†
Amendment No. 26 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 19, 2016, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 27, 2016.

10.45†
Amendment No. 27 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 2, 2017, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.

10.46†
Amendment No. 28 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated May 18, 2017, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 26, 2017.

Exhibit No.	Document
10.47†
Amendment No. 29 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 26, 2017, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 26, 2017.

10.48††	Amendment No. 30 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 26, 2017.
10.49††	Amendment No. 31 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 30, 2017.
10.50†
Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated March 19, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.51†
Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.52†
Amendment No. 2 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., effective as of August 1, 2012, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.53†
Amendment No. 3 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of May 9, 2013, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 31, 2013.

10.54
Amendment No. 4 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of January 27, 2014, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on May 1, 2014.

10.55†
Amendment No. 5 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of September 15, 2014, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

10.56†
Amendment No. 6 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of November 2, 2015, incorporated herein by reference to Exhibit 10.53 of the Registrant’s Annual Report Form 10-K filed with the SEC on February 25, 2016.

10.57††	Amendment No. 7 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of November 2, 2015.
10.58†
Insourcing Agreement, by and between Iridium Satellite LLC and The Boeing Company, dated as of November 28, 2016, incorporated herein by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 23, 2017.

10.59
Indemnification Contract, dated December 5, 2000, among Iridium Satellite LLC, The Boeing Company, Motorola, Inc. and the United States, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.60†
Terms and Conditions for De-Orbit Postponement Modification for Contract DCA100-01-C-3001, by and between Iridium Satellite LLC, The Boeing Company and the United States Government, dated September7, 2010, incorporated herein by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.61
Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.62
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

10.64†
Contract for Enhanced Mobile Satellite Services between Iridium Satellite LLC and the Defense Information Systems Agency, effective October 22, 2013, incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.65†
Amendment to Contract for Enhanced Mobile Satellite Services between Iridium Satellite LLC and the Defense Information Systems Agency, dated as of June 3, 2015, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2015.

10.66	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.

Exhibit No.	Document
10.67†
Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.68*
Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.69*
Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.70*
Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.71*
Employment Agreement between the Registrant and S. Scott Smith, dated as of March 2010, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.72*
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

10.74*
Employment Agreement between the Registrant and Thomas D. Hickey, dated as of April 29, 2011, incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.75*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.
10.76
Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed with the SEC on February 4, 2008.

10.77*
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

10.79*
Performance Share Program established under the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016.

10.80*
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016.

10.81*
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

10.84*	Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the SEC on April 10, 2012.
10.85*
Forms of Stock Option Grant Notice and Stock Option Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.86*
Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

Exhibit No.	Document
10.87*	Non-Employee Director Compensation Plan dated December 7, 2017.
10.88*	Iridium Communications Inc. 2014 Executive Performance Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2014.
10.89*
Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2017.

10.90*
Forms of Option Grant Notice and Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.91*
Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.92*
Forms of Non-Employee Director Option Grant Notice and Non-Employee Director Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.93*
Forms of Non-Employee Director Restricted Stock Unit Award Grant Notice and Non-Employee Director Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.94*	UK Sub-Plan of the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.
10.95*
Forms of UK Option Grant Notice and UK Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.96*
Forms of UK Restricted Stock Unit Award Grant Notice and UK Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.97*
Forms of UK Non-Employee Director Option Grant Notice and UK Non-Employee Director Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.98*
Forms of UK Non-Employee Director Restricted Stock Unit Award Grant Notice and UK Non-Employee Director Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: February 22, 2018	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Matthew J. Desch	Chief Executive Officer and Director	February 22, 2018
Matthew J. Desch	(Principal Executive Officer)

/s/ Thomas J. Fitzpatrick	Chief Financial Officer, Chief Administrative Officer and Director	February 22, 2018
Thomas J. Fitzpatrick	(Principal Financial Officer)

/s/ Timothy P. Kapalka	Vice President and Corporate Controller, Iridium Satellite LLC	February 22, 2018
Timothy P. Kapalka	(Principal Accounting Officer)

/s/Robert H. Niehaus	Director and Chairman of the Board	February 22, 2018
Robert H. Niehaus

/s/ Thomas C. Canfield	Director	February 22, 2018
Thomas C. Canfield

/s/ Jane L. Harman	Director	February 22, 2018
Jane L. Harman

/s/ Alvin B. Krongard	Director	February 22, 2018
Alvin B. Krongard

/s/ Eric T. Olson	Director	February 22, 2018
Eric T. Olson

/s/ Steven B. Pfeiffer	Director	February 22, 2018
Steven B. Pfeiffer

/s/ Parker W. Rush	Director	February 22, 2018
Parker W. Rush

/s/ Henrik O. Schliemann	Director	February 22, 2018
Henrik O. Schliemann

/s/ S. Scott Smith	Director	February 22, 2018
S. Scott Smith

/s/ Barry J. West	Director	February 22, 2018
Barry J. West