Form 10-Q
period 2018-03-31
Iridium Communications Inc.
filed 2018-04-26
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 24, 2018 was 110,377,338.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$430,721	$285,873
Marketable securities	20,011	11,753
Accounts receivable, net	75,130	68,031
Inventory	20,283	20,068
Prepaid expenses and other current assets	26,040	25,347
Total current assets	572,185	411,072
Property and equipment, net	3,291,431	3,210,162
Restricted cash	189,182	102,384
Intangible assets, net	49,652	50,019
Other assets	9,331	8,414
Total assets	$4,111,781	$3,782,051
Liabilities and stockholders' equity
Current liabilities:
Short-term credit facility	$72,000	$85,500
Accounts payable	35,008	43,100
Accrued expenses and other current liabilities	49,560	32,215
Interest payable	37,608	15,021
Deferred revenue	19,357	38,390
Total current liabilities	213,533	214,226
Long-term credit facility, net	1,627,549	1,618,055
Long-term senior unsecured notes, net	350,335	—
Deferred income tax liabilities, net	253,394	246,170
Deferred revenue, net of current portion	54,564	47,612
Other long-term liabilities	4,188	59,519
Total liabilities	2,503,563	2,185,582

Commitments and contingencies

Stockholders' equity:
Series A preferred stock, $0.0001 par value; 1,000 shares authorized and issued;
zero and 1,000 shares outstanding at March 31, 2018 and December 31, 2017	—	—
Series B preferred stock, $0.0001 par value, 500 shares authorized,
issued and outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized, 110,371
and 98,203 shares issued and outstanding, respectively	110	98
Additional paid-in capital	1,085,257	1,081,373
Retained earnings	526,568	518,794
Accumulated other comprehensive loss, net of tax	(3,717)	(3,796)
Total stockholders' equity	1,608,218	1,596,469
Total liabilities and stockholders' equity	$4,111,781	$3,782,051
See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Services	$89,742	$81,773
Subscriber equipment	25,782	17,114
Engineering and support services	3,624	5,539
Total revenue	119,148	104,426

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	18,952	16,958
Cost of subscriber equipment	15,214	10,104
Research and development	4,583	3,227
Selling, general and administrative	22,495	19,217
Depreciation and amortization	38,465	13,507
Total operating expenses	99,709	63,013
Gain on Boeing transaction	—	14,189
Operating income	19,439	55,602

Other income (expense):
Interest income (expense), net	(4,165)	833
Undrawn credit facility fees	—	(25)
Other income (expense), net	37	(62)
Total other income (expense), net	(4,128)	746
Income before income taxes	15,311	56,348
Income tax expense	(3,839)	(18,400)
Net income	11,472	37,948
Series A preferred stock dividends, excluding cumulative dividends	1,750	1,750
Series B preferred stock dividends, excluding cumulative dividends	2,109	2,109
Net income attributable to common stockholders	$7,613	$34,089
Series A preferred stock dividends, total declared and paid	$7,000	$1,750
Series B preferred stock dividends, total declared and paid	$8,436	$2,109

Weighted average shares outstanding - basic, excluding Series A preferred	100,686	96,853
stockholders through the conversion date of March 20, 2018
Weighted average shares outstanding - diluted	104,345	126,370
Net income attributable to common stockholders per share - basic	$0.08	$0.35
Net income attributable to common stockholders per share - diluted	$0.07	$0.30

Comprehensive income:
Net income	$11,472	$37,948
Foreign currency translation adjustments, net of tax	92	2,247
Unrealized loss on marketable securities, net of tax	(13)	(4)
Comprehensive income	$11,551	$40,191

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net cash provided by operating activities	$58,277	$63,864

Cash flows from investing activities:
Capital expenditures	(82,961)	(48,944)
Purchases of marketable securities	(17,007)	—
Sales and maturities of marketable securities	8,723	6,328
Net cash used in investing activities	(91,245)	(42,616)

Cash flows from financing activities:
Borrowings under the Credit Facility	—	22,207
Borrowings under the senior unsecured notes	360,000	—
Extinguishment of the Thales bills of exchange	(59,936)	—
Payment of deferred financing fees	(19,445)	(1,468)
Proceeds from exercise of stock options	769	342
Tax payment upon settlement of stock awards	(1,405)	(1,698)
Payment of Series A preferred stock dividends	(7,000)	(1,750)
Payment of Series B preferred stock dividends	(8,427)	(2,109)
Net cash provided by financing activities	264,556	15,524

Effect of exchange rate changes on cash and cash equivalents	58	248

Net increase in cash and cash equivalents	231,646	37,020
Cash, cash equivalents, and restricted cash, beginning of period	388,257	484,306
Cash, cash equivalents, and restricted cash, end of period	$619,903	$521,326

Supplemental cash flow information:
Interest paid	$787	$—
Income taxes paid, net	$253	$1,090

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not paid for yet	$42,254	$2,759
Interest capitalized but not paid	$37,608	$35,382
Capitalized amortization of deferred financing costs	$6,549	$6,495
Capitalized stock-based compensation	$233	$909
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
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018.

2. Significant Accounting Policies

Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), that supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States (“U.S. GAAP”). See footnote 8 for more detail on the Company's revenue recognition.

Effective January 1, 2018, the Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The Company intends to apply the new guidance on the effective date of January 1, 2019. Reporting organizations are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company established a project team in order to analyze the effect of the standard on its leases by reviewing its current accounting policies to identify potential differences which would result from applying the requirements of the new standard to its leases. The Company currently anticipates utilizing the practical expedient to address all current operating leases for which it is the lessor. The Company is currently evaluating the effect ASU 2016-02 may have on its future condensed consolidated financial statements and related disclosures, but a lease liability and related right-of-use asset will be recognized for operating lease arrangements where the Company is the lessee.

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

The fair value of the Company’s investments in commercial paper and short-term U.S. agency securities with original maturities of less than ninety days approximates their carrying value; such instruments are classified as Level 2 and are included in cash and cash equivalents on the accompanying condensed consolidated balance sheets. The fair value of the Company’s investments in fixed-income debt securities and commercial paper with original maturities of greater than ninety days are obtained using similar investments traded on active securities exchanges and are classified as Level 2. For fixed income securities that do not have quoted prices in active markets, the Company uses third-party vendors to price its debt securities resulting in classification as Level 2. All fixed-income securities are included in marketable securities on the accompanying condensed consolidated balance sheets.

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

	March 31, 2018	December 31, 2017	Recurring Fair Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$21,954	$24,092
Money market funds	400,789	251,950	Level 1
Commercial paper	7,978	9,831	Level 2
Total cash and cash equivalents	$430,721	$285,873
Restricted Cash
The Company is required to maintain a minimum cash reserve for debt service related to its $1.8 billion credit facility (as amended to date, the “Credit Facility”) (see Note 4). As of March 31, 2018 and December 31, 2017, the Company’s restricted cash balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $189.2 million and $102.4 million, respectively.
Marketable Securities
Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets in the accompanying condensed consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the three months ended March 31, 2018 and 2017. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that any decline in fair value of its investments is temporary at March 31, 2018 as the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities, before the recovery of their amortized cost basis.

The following tables summarize the Company’s marketable securities:

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Recurring Fair Value Measurement
	(in thousands)
Fixed-income debt securities	$2,918	$—	$(11)	$2,907	Level 2
Commercial paper	7,156	—	(10)	7,146	Level 2
U.S. treasury notes	9,968	—	(10)	9,958	Level 2
Total marketable securities	$20,042	$—	$(31)	$20,011

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Recurring Fair Value Measurement
	(in thousands)
Fixed-income debt securities	$9,520	$2	$(15)	$9,507	Level 2
U.S. treasury notes	2,249	—	(3)	2,246	Level 2
Total marketable securities	$11,769	$2	$(18)	$11,753
The following table presents the contractual maturities of the Company’s marketable securities:

	As of March 31, 2018		As of December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature within one year	$20,042	$20,011	$11,519	$11,504
Mature after one year and within three years	—	—	250	249
Total	$20,042	$20,011	$11,769	$11,753

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full scale development contract ("FSD") with Thales Alenia Space France ("Thales") for the design and build of satellites for Iridium® NEXT. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to continue through 2018. As of March 31, 2018, the Company had made aggregate payments of $2.1 billion to Thales, of which $1.5 billion were financed from borrowings under the Credit Facility, and were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

On March 9, 2018, the Company and Thales entered into Amendment 32 to the FSD, pursuant to which the Company and Thales unwound the changes made in Amendment 29, which allowed for the deferral of certain milestone payments totaling $100.0 million. Amendment 32 became effective on March 21, 2018 upon the receipt of proceeds from a senior unsecured notes offering as further discussed below. The Company utilized a portion of the proceeds from the senior unsecured notes to prepay in full the $59.9 million of amounts due under outstanding bills of exchange and will not utilize any new bills of exchange to defer future milestones under the FSD. In connection with the prepayment of the Thales bills of exchange, for the three months ended March 31, 2018, the Company recorded a $4.0 million loss on extinguishment of debt, included within interest expense, representing premiums paid and the write-off of unamortized debt issuance costs. The Company had no loss on extinguishment of debt recorded for the three months ended March 31, 2017.

The Company’s obligations to Thales that are currently scheduled to be paid during the 12 months ending March 31, 2019 are $204.4 million. The timing of the Company’s obligations to Thales is based on current expectations regarding Thales’s manufacturing schedule and the targeted Space Exploration Technologies Corp. (“SpaceX”) launch schedule to complete the Iridium NEXT constellation in 2018.

SpaceX

In March 2010, the Company entered into an agreement with SpaceX to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches and a reflight option in the event of a launch failure is $453.1 million. The SpaceX Falcon 9 rocket is configured to carry ten Iridium NEXT satellites to orbit for each of these seven launches. In November 2016, the Company entered into an agreement for an eighth launch with SpaceX to launch five additional satellites and share the launch services with GFZ German Research Centre for Geosciences (“GFZ”). The total price under the SpaceX Agreement for the eighth launch is $61.9 million. GFZ will pay Iridium $29.8 million to share the launch services to launch NASA’s two Gravity Recovery and Climate Experiment Follow-On satellites. As of March 31, 2018, the Company had made aggregate payments of $467.5 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet. Additionally, the Company had received $28.6 million from GFZ as of March 31, 2018. The Company’s obligations to SpaceX that are currently scheduled to be paid during the 12 months ending March 31, 2019 are $47.5 million. The timing of the Company’s obligations to SpaceX is based on the targeted SpaceX launch schedule to complete the Iridium NEXT constellation in 2018.
Iridium NEXT Launch and In-Orbit Insurance
The Company is required, pursuant to its Credit Facility as further discussed below, to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. The launch and in-orbit insurance the Company has obtained contains elements, consistent with the terms of the Credit Facility, of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of the Iridium NEXT satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss or require the payment of additional premiums and could harm the Company’s financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue.
The total premium for the Company’s current launch and in-orbit insurance is $121.0 million; as of March 31, 2018, the Company had made aggregate premium payments of $91.6 million. The Company’s insurance premium obligations to be paid during the 12 months ending March 31, 2019 are $29.4 million. The timing of the majority of the Company's obligations to the insurers is based on the targeted SpaceX launch schedule to complete the Iridium NEXT constellation in 2018.

Credit Facility

In October 2010, the Company entered into its $1.8 billion credit facility with a syndicate of bank lenders, which was amended and restated on March 9, 2018 (as amended to date, the “Credit Facility”). As of March 31, 2018, the Company reported an aggregate total of $1,800.0 million in borrowings, including $100.5 million of deferred financing costs, for a net balance of $1,699.5 million in borrowings from the Credit Facility in the accompanying condensed consolidated balance sheet. Ninety-five percent of the Company's obligations under the Credit Facility are insured by Bpifrance Assurance Export S.A.S. ("BPIAE"). As amended during the three months ended March 31, 2018, future principal repayments with respect to the Credit Facility balance existing at March 31, 2018 by year and in the aggregate, are as follows:

Year ending December 31,	Amount
(In thousands)
2018	$72,000
2019	126,000
2020	216,000
2021	306,000
2022	306,000
Thereafter	774,000
Total credit facility commitments	$1,800,000
Deferred financing costs	100,451
Short-term credit facility	72,000
Long-term credit facility, net	$1,627,549

Under the terms of the Credit Facility, the Company is required to maintain a minimum cash reserve for debt service ("DSRA") of $189.0 million as of March 31, 2018, which is classified as restricted cash on the accompanying condensed consolidated balance sheet. The Credit Facility is scheduled to mature in September 2024, subject to acceleration as described below.

On March 9, 2018, the Company and its lenders amended and restated the Credit Facility by supplemental agreement, which was effective on March 21, 2018 upon the receipt of proceeds from a senior unsecured notes offering, as further discussed below. As amended and restated, the Credit Facility allowed the Company to issue the Notes and (i) delayed a portion of the principal repayments scheduled under the Credit Facility for 2018, 2019 and 2020 into 2023 and 2024 pursuant to an amended repayment installment schedule, (ii) after funding of the DSRA back to $189.0 million, allows the Company access to up to $87.0 million from the DSRA in the future if its projected cash level falls below $75.0 million, and (iii) adjusted the Company’s financial covenants, including eliminating covenants that required the Company to receive cash flows from hosted payloads and adding a covenant that requires the Company to receive $200.0 million in hosting fees from Aireon LLC, the Company's primary hosted payload customer, by December 2023. In the event that (a) the Company's cash balance exceeds $140.0 million after September 30, 2019 (subject to specified exceptions) or (b) the Company receives hosting fees from Aireon, the Company would be required pursuant to the Credit Facility to use 50% of such excess cash and up to $200.0 million of hosting fees to prepay the Credit Facility. In addition, if any of the Company's senior unsecured notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity thereof, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022. Fees incurred related to the amended and restated Credit Facility were $10.4 million, which were added to deferred financing costs and will be amortized over the remaining term.

Interest costs incurred under the Credit Facility were $21.4 million and $21.2 million for the three months ended March 31, 2018 and 2017, respectively. Scheduled semi-annual principal repayments began on April 3, 2018. During the repayment period, interest will be paid on the same date as the principal repayments. Substantially all interest costs incurred related to the Credit Facility have been capitalized during the construction period of the Iridium NEXT assets.

Notes

On March 21, 2018, the Company issued $360.0 million in senior unsecured notes (the "Notes") that bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, beginning on October 15, 2018, and principal is repaid in full upon maturity. The proceeds of the Notes were used to prepay the outstanding Thales bills of exchange, including premiums paid, of approximately $59.9 million issued pursuant to the FSD, replenish the DSRA under the Credit Facility to $189.0 million, and will be used to pay approximately $44.4 million in Thales milestones previously expected to be satisfied by the issuance of bills of exchange, as well as to provide the Company with sufficient cash to meet its needs, including principal and interest payments under the Credit Facility. As of March 31, 2018, the Company reported an aggregate total of $360.0 million in borrowings, including $9.7 million of deferred financing costs, for a net balance of $350.3 million in borrowings from the Notes in the accompanying condensed consolidated balance sheet. The Notes contain covenant requirements that apply to certain permitted financing actions, and are no more restrictive than the covenants in the Credit Facility. The Company was in compliance with all covenants as of March 31, 2018.

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

5. Boeing Insourcing Agreement

On January 3, 2017, the Company hired the majority of the employees and third party contractors who were responsible for the operations and maintenance of the Company’s satellite constellation and ground infrastructure pursuant to an Insourcing Agreement with The Boeing Company. The Company paid Boeing $5.5 million, of which $2.75 million was paid in each of December 2016 and December 2017. As a result, the Company and Boeing terminated their previous Operations and Maintenance Agreement (“O&M Agreement”) and Iridium NEXT Support Service Agreement and entered into a new Development Services Agreement (“DSA”) with a $6.0 million minimum annual commitment through 2021. Boeing no longer has a unilateral right to commence the de-orbit of the Company’s first-generation satellites. The acquisition of this assembled workforce was recorded as a definite-lived intangible asset in January 2017 and is being amortized over an estimated useful life of seven years. Additionally, by terminating the O&M Agreement, the Company recognized a $14.2 million gain in the first quarter of 2017, consisting of (1) the derecognition of a purchase accounting liability created when GHL Acquisition Corp. acquired Iridium Holdings LLC in 2009 related to the fair value of the contractual arrangement with Boeing as of that date, and (2) the remainder of a credit resulting from a July 2010 Boeing contract amendment.

6. Stock-Based Compensation

In May 2017, the Company’s stockholders approved the amendment and restatement of the Company's 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. As such, the Company registered with the SEC an additional 5,199,239 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 28,402,248 shares registered. Through March 31, 2018, the remaining aggregate number of shares of the Company's common stock available for future grants under the Amended 2015 plan was 13,281,967. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights and other equity securities as incentives and rewards for employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

Stock Option Awards

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

During the three months ended March 31, 2018 and 2017, the Company granted approximately 161,000 and 40,000 stock options, respectively, to its employees, with an estimated aggregate grant date fair value of $0.8 million and $0.2 million, respectively.

Restricted Stock Units

The RSUs granted to employees for service generally vest over a four-year period, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued employment. The Company’s RSUs are generally classified as equity awards because the RSUs will be paid in the Company's common stock upon vesting. The related compensation expense is recognized over the service period and is based on the grant date fair value of the Company's common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. The awards do not carry voting rights until they are vested and released in accordance with the terms of the award.

Service-Based RSUs

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, certain members of the Company's board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 110,000 and 96,000 service-based RSUs were granted to its directors as a result of these payments and elections during the three months ended March 31, 2018 and 2017, respectively, with an estimated grant date fair value of $1.3 million and $1.0 million, respectively.

During the three months ended March 31, 2018 and 2017, the Company granted approximately 900,000 and 964,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $10.7 million and $8.5 million, respectively.

Performance-Based RSUs

In March 2018 and 2017, the Company granted approximately 474,000 and 1,190,000 performance-based RSUs to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $5.6 million and $10.5 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals over a one-year period (fiscal year 2018 for the 2018 Bonus RSUs and fiscal year 2017 for the 2017 Bonus RSUs). The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that certain of the 2018 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the 2018 Bonus RSUs will vest, subject to continued employment, in March 2019. A portion of the 2017 Bonus RSUs vested in March 2018 upon the determination of the level of achievement of the performance goals.

Additionally, during 2018 and 2017, the Company awarded approximately 134,000 and 173,000 performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs was $1.6 million for the 2018 grants and $1.5 million for the 2017 grants. Vesting of the Executive RSUs is and was dependent upon the Company’s achievement of defined performance goals over a two-year period (fiscal years 2018 and 2019 for the Executive RSUs granted in 2018 and fiscal years 2017 and 2018 for the Executive RSUs granted in 2017). Management believes it is probable that the Executive RSUs will vest at least in part. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the Executive RSUs will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive's continued service as of the vesting date.

7. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of March 31, 2018.

Series A Cumulative Perpetual Convertible Preferred Stock

In the fourth quarter of 2012, the Company issued 1.0 million shares of its 7.00% Series A Cumulative Perpetual Convertible Preferred Stock (the "Series A Preferred Stock") in a private offering. During the three months ended March 31, 2018, the Company's daily volume-weighted average stock price remained at or above $12.26 per share for a period of 20 out of 30 trading days, thereby allowing for the conversion of the Series A Preferred Stock at the election of the Company. On March 20, 2018, the Company converted all outstanding shares of its Series A Preferred Stock into shares of common stock, resulting in the issuance of 10,599,974 shares of common stock. During the three months ended March 31, 2018, the Company declared and paid all current and cumulative dividends to holders of record of Series A Preferred Stock as of March 8, 2018. As such, during the three months ended March 31, 2018, the Company paid cash dividends of $7.0 million to the holders of the Series A Preferred Stock. During the three months ended March 31, 2017, the Company paid cash dividends of $1.8 million to holders of the Series A Preferred Stock.

Series B Cumulative Perpetual Convertible Preferred Stock

In May 2014, the Company issued 500,000 shares of its 6.75% Series B Cumulative Perpetual Convertible Preferred Stock (the "Series B Preferred Stock") in an underwritten public offering at a price to the public of $250 per share. The purchase price received by the Company, equal to $242.50 per share, reflected an underwriting discount of $7.50 per share. The Company received proceeds of $120.8 million from the sale of the Series B Preferred Stock, net of the $3.8 million underwriter discount and $0.4 million of offering costs.

As of March 31, 2018, there were 500,000 shares of Series B Preferred Stock outstanding. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 6.75% per annum of the $250 liquidation preference per share (equivalent to an annual rate of $16.875 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series B Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series B Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up. Holders of Series B Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series B Preferred Stock may convert some or all of their outstanding Series B Preferred Stock at an initial conversion rate of 33.456 shares of common stock per $250 liquidation preference, which is equivalent to an initial conversion price of approximately $7.47 per share of common stock (subject to adjustment in certain events).

In connection with the conversion of the Series A Preferred Stock described above, the Company declared and paid all current and cumulative dividends to holders of record of Series B Preferred Stock as of March 8, 2018. As such, during the three months ended March 31, 2018, the Company paid cash dividends of $8.4 million to holders of the Series B Preferred Stock. In compliance with the Credit Facility, subsequent to the dividend payment, the Company began the planned suspension of dividends to holders of the Series B Preferred Stock for five quarters, beginning with the dividend payment that would otherwise be required to be paid in June 2018. During the three months ended March 31, 2017, the Company paid cash dividends of $2.1 million to holders of the Series B Preferred Stock.

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

8. Revenue

Effective January 1, 2018, the Company adopted ASU No. 2014-09. Under the new standard, the Company performs the following steps to determine the amount of revenue to be recognized: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the standard using the modified retrospective method with a cumulative effect adjustment recorded to opening retained earnings. This method requires application of the new guidance at the beginning of the earliest comparative period presented for revenue agreements that are not substantially complete as of the date of adoption. The Company has only applied the guidance to contracts that were not complete as of January 1, 2018. The Company does not disclose the value of unsatisfied performance obligations because the majority of its contracts have expected lengths of one year or less. The Company has not retrospectively restated contracts with modifications prior to the earliest period presented, but instead has reflected the aggregate effect of all modifications at transition.

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

Contracts with multiple performance obligations. At times, the Company sells services and equipment through arrangements that bundle equipment, airtime and other services. For these revenue arrangements when the Company sells services and equipment in bundled arrangements and determines that it has separate distinct performance obligations, the Company allocates the bundled contract price among the various performance obligations based on each deliverable’s stand-alone selling price. If the stand-alone selling price is not directly observable, the Company estimates the amount to be allocated for each performance obligation based on observable market transactions or the residual approach. When the Company determines the performance obligations are not distinct, the Company recognizes revenue on a combined basis as the last obligation is satisfied. To the extent the Company's contracts include variable consideration, the transaction price includes both fixed and variable consideration. The variable consideration contained within the Company's contracts with customers may include discounts, credits and other similar items. When a contract includes variable consideration, the Company evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at each reporting date.

Service revenue sold on a stand-alone basis. Service revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized over the usage period in which the services are provided to the end user. The Company sells prepaid services in the form of e-vouchers and prepaid cards. A liability is established equal to the cash paid upon purchase for the e-voucher or prepaid card. Under the new standard, the Company (i)

recognizes revenue from the prepaid services upon the use of the e-voucher or prepaid card by the customer and (ii) estimates the expected revenue that will expire unused on an ongoing basis and recognizes this revenue in a manner consistent with the usage period. The Company does not offer refunds for unused prepaid services.

Services sold to the U.S. government. The Company provides airtime and airtime support to U.S. government and other authorized customers pursuant to the Enhanced Mobile Satellite Services (“EMSS”) contract managed by the Defense Information Systems Agency (“DISA”). Effective October 22, 2013, the Company executed a five-year EMSS contract, managed by DISA. Under the terms of this agreement, authorized customers continue to utilize airtime services, provided through the U.S. Department of Defense’s (“DoD”) dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast and Distributed Tactical Communications Services (“DTCS”) services for an unlimited number of DoD and other federal subscribers. The fixed-price rate for the remaining contract year, which runs through October 21, 2018, is $88 million per year. Under this contract, revenue is based on the annual fee for the fixed-price contract with unlimited subscribers, and is recognized on a straight-line basis over each contractual year. The U.S. government purchases its subscriber equipment from third-party distributors and not directly from the Company.

The following table summarizes the Company’s services revenue:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Commercial voice and data services	$43,730	$41,646
Commercial IoT data services	19,783	16,930
Hosted payload and other data services	4,229	1,197
Government services	22,000	22,000
Total services	$89,742	$81,773

Subscriber equipment sold on a stand-alone basis. The Company recognizes subscriber equipment sales and the related costs at a point in time when title to the equipment (and the risks and rewards of ownership) passes to the customer, typically upon shipment. Customers do not have rights of return without prior consent from the Company.

Government engineering and support services. The Company provides maintenance services to the U.S. government’s dedicated gateway. This revenue is recognized ratably over the periods in which the services are provided; the related costs are expensed as incurred.

Other government and commercial engineering and support services. The Company also provides engineering services to assist customers in developing new technologies for use on the Company’s satellite system. The revenue associated with fixed fee contracts is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations. The Company does not include purchases of goods from a third party in its evaluation of costs incurred. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Revenue on cost-plus-fixed-fee contracts is recognized to the extent of estimated costs incurred plus the applicable fees earned. The Company considers fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Commercial	$81	$471
Government	3,543	5,068
Total	$3,624	$5,539

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheet. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $8.5 million and $7.3 million for the three months ended March 31, 2018 and 2017, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other assets (contract assets), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated prepaid usage period. The contract assets not separately disclosed are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Contract Assets:
Commissions	1,126	1,555
Other Contract Costs	3,883	3,753

The primary impact of adopting ASU 2014-09 relates to the Company’s prepaid service revenue and associated breakage. Under the new standard, the Company now estimates the expected revenue that will expire unused on an ongoing basis and recognizes this revenue in a manner consistent with the usage period. Upon adoption, the contract liability - deferred revenue, associated with prepaid service revenue, was reduced by approximately $15.7 million as a result of the change to include a breakage estimate over the usage period.

Adopting the new standard had an immaterial impact on the Company’s financial statements. The impact of the implementation of the new revenue standard on the Company's condensed consolidated balance sheet, as compared to accounting under prior revenue guidance (Accounting Standards Codification ("ASC") Topic 605), was as follows:

	As of March 31, 2018
	As reported	Adjustment	As adjusted
	(in thousands)
Prepaid expenses and other current assets	26,040	483	26,523

Deferred revenue	19,357	19,526	38,883
Deferred revenue, net of current portion	54,564	(2,914)	51,650
Other long-term liabilities	4,188	(3,830)	358

Retained earnings	526,568	(12,299)	514,269

The impact of the implementation of the new standard on the Company's condensed consolidated statements of operations and comprehensive income was as follows:

	For the three months ended March 31, 2018
	As reported	Adjustment	As adjusted
	(in thousands)
Service revenue	89,742	(927)	88,815

Cost of services	18,952	(100)	18,852

Income before income taxes	15,311	(827)	14,484
Income tax expense	(3,839)	266	(3,573)
Net income	11,472	(561)	10,911

9. Income Taxes

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). SAB 118 was effective for reporting periods that include December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects of the Tax Act and recorded provisional amounts in its financial statements as of and for the year ended December 31, 2017, resulting in a net tax benefit of $150.9 million in that period. As the Company collects and prepares the necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may materially impact the

Company's provision for income taxes and effective tax rate in the period in which the adjustments are made.  To date, management has not made any such adjustments to the provisional amounts for the remeasurement of deferred tax assets and liabilities and the deemed repatriation of certain foreign subsidiary earnings. The accounting for the tax effects of the Tax Act will be completed during 2018.

10. Net Income Per Share

The Company calculates basic net income per share by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options, is computed using the treasury stock method. The effect of potential dilutive common shares from the conversion of outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. As noted above, the Series A Preferred Stock was converted into shares of common stock on March 20, 2018. The RSUs granted to members of the Company’s board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. As a result, the calculation of basic and diluted net income per share excludes net income attributable to the unvested RSUs granted to the Company’s board of directors from the numerator and excludes the impact of the unvested RSUs granted to the Company’s board of directors from the denominator.

The computations of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders (numerator for basic net income per share)	$7,613	$34,089
Net income allocated to participating securities	(8)	(35)
Numerator for basic net income per share	7,605	34,054
Dividends on Series A Preferred Stock, excluding cumulative dividends	—	1,750
Dividends on Series B Preferred Stock, excluding cumulative dividends	—	2,109
Numerator for diluted net income per share	$7,605	$37,913

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	100,686	96,853
Dilutive effect of stock options	2,172	1,136
Dilutive effect of contingently issuable shares	1,487	1,051
Dilutive effect of Series A Preferred Stock	—	10,602
Dilutive effect of Series B Preferred Stock	—	16,728
Denominator for diluted net income per share	104,345	126,370
Net income per share attributable to common stockholders - basic	$0.08	$0.35
Net income per share attributable to common stockholders - diluted	$0.07	$0.30

For the three months ended March 31, 2018, options to purchase 0.3 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive and 0.3 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria had not been satisfied. For the three months ended March 31, 2018, the impact of the preferred stock was anti-dilutive and the shares were not included in the computation of diluted net income per share.

For the three months ended March 31, 2017, options to purchase 0.2 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended March 31, 2017, 1.4 million unvested non-performance based RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share, as the effect would be anti-dilutive, and 1.5 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria had not been satisfied.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on February 22, 2018, and in this Quarterly Report, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 150 service providers, approximately 220 value-added resellers, or VARs, and approximately 85 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.
At March 31, 2018, we had approximately 996,000 billable subscribers worldwide, representing an increase of 15% from approximately 869,000 billable subscribers at March 31, 2017. We have a diverse customer base, with end users in the following lines of business: land-based handset; Internet of Things, or IoT; maritime; aviation; and government.
We recognize revenue from both the sale of equipment and the provision of services. Over the past several years, an increasing proportion of our revenue has been derived from service revenue, including revenue from hosting and data services, and we expect that trend to continue.
We are in the process of replacing our first generation constellation with our Iridium NEXT satellite constellation, which we expect to complete in 2018, and which will use the same interlinked mesh architecture as our first-generation constellation, with 66 operational satellites, as well as in-orbit and ground spares. As of March 31, 2018, of the 50 Iridium NEXT satellites we have launched to date, 37 have been placed into service, 3 are being drifted to adjacent planes, and 10 are undergoing on-orbit testing.
We have contracted with Thales Alenia Space France, or Thales, to construct the Iridium NEXT satellites, which are compatible with our first-generation constellation and current end-user equipment, so that as we launch Iridium NEXT satellites, we replace the first-generation satellites in our constellation without affecting the service to our end users. We plan to deploy 75 satellites on seven dedicated Falcon 9 rockets and one shared Falcon 9 rocket launched by Space Exploration Technologies Corporation, or SpaceX. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2018 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds drawn under our $1.8 billion credit facility, or the Credit Facility, which was fully drawn as of February 2017, together with cash on hand and internally generated cash flows, including contracted cash flows from hosted payloads.
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

Recent Developments

Iridium NEXT

As described above, we have completed five out of eight scheduled Iridium NEXT launches. Our insurance program includes our ground spares and a prepaid relaunch right with SpaceX to self-insure a portion of our launch and in-orbit risks, as permitted under the Credit Facility. While we believe this has enabled us to obtain insurance at a substantially lower cost than would have been possible without the spares and relaunch right, if we use our spares to replace lost satellites, we will likely choose to purchase additional satellites to maintain a backup supply of spares. The cost of such additional spares is not included in the $3 billion estimated cost for the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018.
Offering of Notes and Amendments to Credit Facility and FSD

On March 21, 2018, we issued $360.0 million in senior unsecured notes, or the Notes, including $9.7 million of deferred financing costs, for a net balance of $350.3 million in borrowings from the Notes. The Notes bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, beginning on October 15, 2018, and principal is repaid in full upon maturity. The proceeds of the Notes were used to prepay the outstanding deferred Thales bills of exchange of approximately $59.9 million issued pursuant to the Thales full scale development contract, or FSD, replenish the debt service reserve account, or DSRA, under the Credit Facility to $189.0 million, and will be used to pay approximately $44.4 million in Thales milestones we previously expected to satisfy by the issuance of bills of exchange, as well as to provide us with sufficient cash to meet our needs, including principal and interest payments under our Credit Facility. The Notes contain covenant requirements that apply to certain permitted financing actions, and are no more restrictive than the covenants in the Credit Facility. We were in compliance with all covenants as of March 31, 2018.

On March 9, 2018, we amended and restated our Credit Facility by a supplemental agreement, which was effective upon the issuance of the Notes. As amended and restated, the Credit Facility allowed us to issue the Notes and (i) delayed a portion of the principal repayments scheduled under the Credit Facility for 2018, 2019 and 2020 into 2023 and 2024 pursuant to an amended repayment installment schedule, (ii) after funding of the DSRA back to $189.0 million, allows us access to up to $87.0 million from the DSRA under the Credit Facility in the future if our projected cash level falls below $75.0 million, and (iii) adjusted our financial covenants, including eliminating covenants that required us to receive cash flows from hosted payloads and adding a covenant that requires us to receive $200.0 million in hosting fees from Aireon by December 2023. Under the Credit Facility Amendment, in the event that (a) our cash balance exceeds $140.0 million after September 30, 2019 (subject to specified exceptions) or (b) we receive hosting fees from Aireon, we would be required to use 50% of such excess cash and up to $200.0 million of hosting fees to prepay the Credit Facility. In addition, if any Notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity of the Notes, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022.

Also on March 9, 2018, we entered into Amendment 32 to our FSD, pursuant to which we unwound the changes made in Amendment 29 which allowed for the deferral of certain milestone payments totaling $100.0 million. Amendment 32 became effective on March 21, 2018 upon receipt of proceeds from the Notes. We utilized a portion of the proceeds from the Notes to prepay in full the $59.9 million due under the bills of exchange and will not utilize any new bills of exchange to defer future milestones under the FSD. In connection with the prepayment of the Thales bills of exchange, for the three months ended March 31, 2018, we recorded a $4.0 million loss on extinguishment of debt, included within interest expense, representing premiums paid and the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recorded for the three months ended March 31, 2017.

Conversion of Series A Preferred Stock

On March 20, 2018, we converted all outstanding shares of our 7.00% Series A Cumulative Perpetual Convertible Preferred Stock, or Series A Preferred Stock, into shares of common stock, resulting in the issuance of approximately 10.6 million shares of common stock. In order to convert the Series A Preferred Stock, we declared and paid all current and cumulative dividends on our Series A Preferred Stock and Series B Preferred Stock in the amounts of $7.0 million and $8.4 million, respectively. In compliance with the Credit Facility, subsequent to the dividend payment, we began the planned suspension of dividends to holders of the Series B Preferred Stock for five quarters, beginning with the dividend payment that would otherwise be required to be paid in June 2018.

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

Comparison of Our Results of Operations for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	% of Total Revenue	2017	% of Total Revenue	Change
($ in thousands)					Dollars	Percent
Revenue:
Services	$89,742	75%	$81,773	78%	$7,969	10%
Subscriber equipment	25,782	22%	17,114	17%	8,668	51%
Engineering and support services	3,624	3%	5,539	5%	(1,915)	(35)%
Total revenue	119,148	100%	104,426	100%	14,722	14%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	18,952	16%	16,958	16%	1,994	12%
Cost of subscriber equipment	15,214	13%	10,104	10%	5,110	51%
Research and development	4,583	4%	3,227	3%	1,356	42%
Selling, general and administrative	22,495	19%	19,217	18%	3,278	17%
Depreciation and amortization	38,465	32%	13,507	13%	24,958	185%
Total operating expenses	99,709	84%	63,013	60%	36,696	58%

Gain on Boeing transaction	—	—%	14,189	14%	(14,189)	(100)%

Operating income	19,439	16%	55,602	54%	(36,163)	(65)%

Other income (expense):
Interest income (expense), net	(4,165)	(3)%	833	1%	(4,998)	(600)%
Undrawn credit facility fees	—	—%	(25)	—%	25	(100)%
Other income (expense), net	37	—%	(62)	—%	99	(160)%
Total other income (expense), net	(4,128)	(3)%	746	1%	(4,874)	(653)%
Income before income taxes	15,311	13%	56,348	55%	(41,037)	(73)%
Income tax expense	(3,839)	(3)%	(18,400)	(18)%	14,561	(79)%
Net income	$11,472	10%	$37,948	37%	$(26,476)	(70)%

Revenue
Commercial Service Revenue

	Three Months Ended March 31,
	2018			2017			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$43.7	354	$41	$41.7	351	$39	$2.0	3	$2
Commercial IoT data	19.8	538	13	16.9	432	13	2.9	106	—
Hosted payload and other data services (3)	4.2	N/A		1.2	N/A		3.0	N/A
Total Commercial	$67.7	892		$59.8	783		$7.9	109

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

For the three months ended March 31, 2018, commercial voice and data revenue increased by $2.0 million, or 5%, from the prior year period primarily due to higher revenue on prepaid cards and higher usage of our Iridium OpenPort® service. The increase in prepaid revenue is primarily a result of the adoption of Accounting Standards Update 2014-09. Under the new standard, we now estimate the expected revenue that will expire unused on an ongoing basis and recognize this revenue in a manner consistent with the usage period. See "Revenue" in Note 8 to our financial statements included in this report for more detail on our adoption of the new standard.
For the three months ended March 31, 2018, commercial IoT data revenue increased by $2.9 million, or 17%, from the prior year period primarily due to a 25% increase in commercial IoT data billable subscribers.
Hosted payload and other data service revenue increased by $3.0 million, or 250%, from the prior year primarily due to increased hosting and data services and increased satellite timing and location services. We anticipate revenue from our hosting and data services to continue to increase as more Iridium NEXT satellites are placed into service over the launch campaign, which is expected to be completed in 2018.
We anticipate continued growth in billable commercial subscribers for the remainder of 2018.
Government Service Revenue

	Three Months Ended March 31,
	2018		2017		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$22.0	104	$22.0	86	$—	18

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to a five-year EMSS contract executed in October 2013 and managed by DISA. Under the terms of this agreement, authorized customers utilize certain Iridium airtime services provided through the U.S. Department of Defense’s, or DoD’s, dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast, and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers. The service fee under the EMSS contract is fixed at $88 million per year for the remainder of the term, and is not based on subscribers or usage, allowing an unlimited number of users access to such existing services. The EMSS contract expires in October 2018, although based on federal acquisition regulations, the government has the ability to unilaterally extend for an additional six months. We have begun discussions with the U.S. government on a new EMSS contract, which we expect to enter into later in 2018 or in 2019.
Subscriber Equipment Revenue
Subscriber equipment revenue increased by $8.7 million, or 51%, for the three months ended March 31, 2018 compared to the prior year period. This increase was primarily due to an increase in volume of handset sales.
We expect our full year subscriber equipment revenue to be in line with the prior year.
Engineering and Support Service Revenue

	Three Months Ended March 31,
	2018	2017	Change
	(Revenue in millions)
Commercial	$0.1	$0.5	$(0.4)
Government	3.5	5.0	(1.5)
Total	$3.6	$5.5	$(1.9)
Engineering and support service revenue decreased by $1.9 million, or 35%, for the three months ended March 31, 2018 compared to the prior year period primarily as a result of a decrease in the volume of contracts with the government.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $2.0 million, or 12%, for the three months ended March 31, 2018 from the prior year period, primarily as a result of in-orbit insurance costs from Iridium NEXT satellites placed into service during 2017 and in the first quarter of 2018. The increase was partially offset by a decrease in volume of engineering costs associated with government contracts.
We expect our launch insurance expenses to increase through 2018 as we place Iridium NEXT satellites into service throughout the launch campaign, which we expect to complete in 2018.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $5.1 million, or 51%, for the three months ended March 31, 2018 compared to the prior year period. This increase is proportional to the increased subscriber equipment revenue from increased volume of handset sales.
Research and Development
Research and development expenses increased by $1.4 million, or 42%, for the three months ended March 31, 2018 compared to the prior year period due to increased spend on Iridium CertusSM, which is our new service platform anticipated to be available from Iridium NEXT satellites.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $3.3 million, or 17%, for the three months ended March 31, 2018 compared to the prior year period, primarily due to an increase in employee-related expenses and professional fees.
Depreciation and Amortization
Depreciation and amortization expense increased by $25.0 million, or 185%, for the three months ended March 31, 2018 compared to the prior year period, primarily due to the Iridium NEXT satellites placed into service during 2017 and in the first quarter of 2018.

Gain on Boeing Transaction

On January 3, 2017, we hired the majority of Boeing employees and third party contractors who were responsible for the operations and maintenance of our satellite constellation and ground infrastructure pursuant to an Insourcing Agreement with Boeing. As a result, we and Boeing terminated our previous Operations and Maintenance Agreement, or O&M Agreement, and our previous Iridium NEXT Support Service Agreement and entered into a new Development Services Agreement, or DSA, with a $6.0 million annual take-or-pay commitment through 2021.

In the first quarter of 2017, we recognized a $14.2 million gain consisting of (1) the derecognition of a purchase accounting liability of $11.0 million created when GHL Acquisition Corp. acquired Iridium in 2009 related to the fair value of the contractual arrangement with Boeing as of that date and (2) the remainder of a credit, equal to $3.2 million, resulting from an O&M Agreement amendment in July 2010.
Other Expense
Interest Expense
Interest Expense for the three months ended March 31, 2018 was $4.2 million, compared to $0.8 million for the prior year period. The increase is primarily related to the prepayment of the Thales bills of exchange during the three months ended March 31, 2018, which resulted in a $4.0 million loss on extinguishment of debt, representing premiums paid and the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recorded for the three months ended March 31, 2017.
Income Tax Expense
For the three months ended March 31, 2018, our income tax expense was $3.8 million, compared to $18.4 million for the prior year period. The decrease in income tax expense is primarily related to a decrease in our income before income taxes and the reduction in the U.S. Federal tax rate pursuant to the Tax Cuts and Jobs Act of 2017, or the Tax Act, compared to the prior year. See "Income Taxes" in note 9 to our financial statements included in this report for more detail on our assessment of the Tax Act. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.
Net Income
Net income was $11.5 million for the three months ended March 31, 2018, a decrease of $26.5 million from the prior year period. This decrease in net income was primarily the result of the increase in depreciation and amortization expense and the 2017 gain from the Boeing Insourcing Agreement as described above, partially offset by the decrease in income tax expense as described above.

Liquidity and Capital Resources

As of March 31, 2018, our total cash and cash equivalents balance was $430.7 million, and our marketable securities balance was $20.0 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities on hand, as well as internally generated cash flows, including contracted cash flows from hosted payloads. Our principal liquidity requirements over the next twelve months are to meet capital expenditure needs, principally the continued deployment of Iridium NEXT, as well as for working capital, interest on the Credit Facility and the Notes, and principal payments on the Credit Facility.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds under our $1.8 billion Credit Facility, which was fully drawn as of February 2017, together with cash on hand and internally generated cash flows, including cash flows from hosted payloads. Now that our Credit Facility is fully drawn, we expect to pay 100% of each remaining invoice received from Thales and all principal and interest payments due under the Credit Facility and the Notes from cash, cash equivalents and marketable securities on hand, and internally generated cash flows, including cash flows from hosted payloads.

On March 21, 2018, we issued $360.0 million in senior unsecured notes, or the Notes, including $9.7 million of deferred financing costs, for a net balance of $350.3 million in borrowings from the Notes. The Notes bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, beginning on October 15, 2018, and principal is repaid in full upon maturity. The proceeds of the Notes were used to prepay the outstanding deferred Thales bills of exchange of approximately $59.9 million issued pursuant to the Thales FSD, replenish the debt service reserve account, or DSRA, under the Credit Facility to $189.0 million, and will be used to pay approximately $44.4 million in Thales milestones we previously expected to satisfy by the issuance of bills of exchange, as well as to provide us with sufficient cash to meet our needs, including principal and interest payments under our Credit Facility. The Notes contain covenant requirements that apply to certain permitted financing actions, and are no more restrictive than the covenants in the Credit Facility. We were in compliance with all covenants as of March 31, 2018.

On March 9, 2018, we amended and restated our Credit Facility by a supplemental agreement, which was effective upon the issuance of the Notes. As amended and restated, the Credit Facility allowed us to issue the Notes and (i) delayed a portion of the principal repayments scheduled under the Credit Facility for 2018, 2019 and 2020 into 2023 and 2024 pursuant to an amended repayment installment schedule, (ii) after funding of the DSRA back to $189.0 million, allows us access to up to $87.0 million from the DSRA under the Credit Facility in the future if our projected cash level falls below $75.0 million, and (iii) adjusted our financial covenants, including eliminating covenants that required us to receive cash flows from hosted payloads and adding a covenant that requires us to receive $200.0 million in hosting fees from Aireon by December 2023. Under the Credit Facility Amendment, in the event that (a) our cash balance exceeds $140.0 million after September 30, 2019 (subject to specified exceptions) or (b) we receive hosting fees from Aireon, we would be required to use 50% of such excess cash and up to $200.0 million of hosting fees to prepay the Credit Facility. In addition, if any Notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity of the Notes, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022.

Also on March 9, 2018, we entered into Amendment 32 to our FSD, pursuant to which we unwound the changes made in Amendment 29 which allowed for the deferral of certain milestone payments totaling $100.0 million. Amendment 32 became effective on March 21, 2018 upon receipt of proceeds from the Notes. We utilized a portion of the proceeds from the Notes to prepay in full the $59.9 million due under the bills of exchange and will not utilize any new bills of exchange to defer future milestones under the FSD. In connection with the prepayment of the Thales bills of exchange, for the three months ended March 31, 2018, we recorded a $4.0 million loss on extinguishment of debt, included within interest expense, representing premiums paid and the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recorded for the three months ended March 31, 2017.

On March 20, 2018, we converted all outstanding shares of our Series A Preferred Stock into shares of common stock, resulting in the issuance of approximately 10.6 million shares of common stock. In order to convert the Series A Preferred Stock, we declared and paid all current and cumulative dividends on our Series A Preferred Stock and Series B Preferred Stock in the amounts of $7.0 million and $8.4 million, respectively. In compliance with the Credit Facility, subsequent to the dividend payment, we began the planned suspension of dividends to holders of the Series B Preferred Stock for five quarters, beginning with the dividend payment that would otherwise be required to be paid in June 2018.

We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

As of March 31, 2018, we reported $1,699.5 million in borrowings under the Credit Facility in our condensed consolidated balance sheet, net of $100.5 million of deferred financing costs, for an aggregate balance of $1,800.0 million outstanding under the Credit Facility. Pursuant to the Credit Facility, we maintain the DSRA. As of March 31, 2018, the DSRA balance was $189.2 million, which is classified as restricted cash in our condensed consolidated balance sheet. This amount includes a minimum cash reserve for debt service related to the Credit Facility as well as the interest earned on these amounts. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

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

•
a debt service coverage ratio, measured during the repayment period, of not less than 1 to 1.5, measured each June 30 and December 31 through the year ending December 31, 2020, not less than 1 to 1.25 for June 30 and December 31, 2021, and not less than 1 to 1.5, for each June 30 and December 31 thereafter through 2024;

•
specified maximum leverage levels during the repayment period that decline from a ratio of 8.77 to 1 for the twelve months ending June 30, 2018 to a ratio of 2.00 to 1 for the twelve months ending December 31, 2024; and

•	a requirement that we receive at least $200.0 million in hosting fees from Aireon by December 31, 2023.

Our available cash balance, as defined by the Credit Facility, was $448.3 million as of March 31, 2018. Our debt-to-equity ratio was 0.5 to 1 as of December 31, 2017, the last point at which it was required to be measured.

The covenant regarding capital expenditures is calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed, or our operational EBITDA or hosted payload cash flows falls short of, the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2017, the last point at which it was measured, we had an available cure amount of $8.1 million, although it was not necessary for us to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

The covenants also place limitations on our ability and that of our subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into transactions with affiliates, incur additional indebtedness, or make loans, guarantees or indemnities. If we are not in compliance with the financial covenants under the Credit Facility, after any opportunity to cure such non-compliance, or we otherwise experience an event of default under the Credit Facility, the lenders may require repayment in full of all principal and interest outstanding under the Credit Facility. It is unlikely we would have adequate funds to repay such amounts prior to the scheduled maturity of the Credit Facility. If we fail to repay such amounts, the lenders may foreclose on the assets we have pledged under the Credit Facility, which include substantially all of our assets and those of our domestic subsidiaries. The covenants under the Notes are no more restrictive than the covenants under the Credit Facility.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Cash provided by operating activities	$58,277	$63,864	$(5,587)
Cash used in investing activities	$(91,245)	$(42,616)	$(48,629)
Cash provided by financing activities	$264,556	$15,524	$249,032
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2018 decreased by $5.6 million from the prior year period principally due to working capital requirements primarily related to timing of accounts receivables compared to the prior period.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2018 increased by $48.6 million compared to the prior year period primarily due to an increase in capital expenditures related to the timing of payments of our Iridium NEXT construction and increased net purchases of marketable securities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2018 increased by $249.0 million from the prior year period primarily due to the issuance of the Notes, offset in part by the related deferred financing fees, extinguishment of the Thales bills of exchange and the payment of cumulative preferred dividends as described above.

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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, useful lives of property and equipment, long-lived assets and other intangible assets, inventory, internally developed software, deferred financing costs, asset retirement obligations, income taxes, stock-based compensation, warranty expenses, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Except as described in Note 8 to our financial statements with respect to revenue recognition, there have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We have borrowed an aggregate $1.8 billion under the Credit Facility as of March 31, 2018. A portion of the draws we made under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Based on the average outstanding borrowings under the Credit Facility for the three months ended March 31, 2018, a one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. At times we maintain cash and cash equivalent deposit balances in excess of Federal Deposit Insurance Corporation limits, and we may have marketable securities balances in excess of Securities Investment Protection Corporation limits. However, we maintain our cash, cash equivalents and marketable securities with financial institutions with high credit ratings. The majority of our cash is swept nightly into funds that invest in or are collateralized by U.S. government-backed securities. We invest in marketable securities consisting of U.S. treasury notes, fixed income debt instruments and commercial paper debt instruments with fixed interest rates and maturity dates within one year of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2017. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.
We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of March 31, 2018, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on February 22, 2018, as supplemented by the following updated risk factors.

We have a considerable amount of debt which may limit our ability to fulfill our obligations and/or to obtain additional financing.

As of March 31, 2018, we had $2,160.0 million of consolidated indebtedness on an actual basis, consisting of $1.8 billion of indebtedness outstanding under the Credit Facility and $360.0 million of indebtedness outstanding under the Notes.

Our capital structure can have several important consequences, including, but not limited to, the following:

•
If future cash flows are insufficient, we may not be able to make principal or interest payments on our debt obligations, which could result in the occurrence of an event of default under one or more of those debt instruments.

•	Our leverage level could increase our vulnerability to adverse economic and industry conditions.

•
Our indebtedness could require us to dedicate a substantial portion of our cash flow from operations to payments on our debt (including scheduled principal repayments on the outstanding borrowings under the Credit Facility), thereby reducing the availability of our cash flow for operations and other purposes.

•	Our leverage level could make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness.

•
Our leverage level could place us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.

•	We may need to increase our indebtedness in order to make our capital expenditures and other expenses or investments planned by us.

•
Our consolidated indebtedness has the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition. The interest rates at which we might secure additional financings may be higher than our currently outstanding debt instruments or higher than forecasted at any point in time, which could adversely affect our business, financial condition, results of operations and cash flows.

•
Market conditions could affect our access to capital markets, restrict our ability to secure financing to make the capital expenditures and investments and pay other expenses planned by us which could adversely affect our business, financial condition, cash flows and results of operations.

Further, despite our substantial levels of indebtedness, we and our subsidiaries may have the ability to incur substantially more indebtedness, which could further intensify the risks described above.

If we do not generate sufficient cash flows, we may be unable to service all of our indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our debt obligations depends on our successful financial and operating performance, which may be affected by a range of economic, competitive and business factors, many of which are outside of our control and some of which are described in the “Risk Factors” sections of our Form 10-K and this Quarterly Report.

If our cash flow and capital resources are insufficient to fund our debt service obligations or to repay the Credit Facility when it matures or the Notes when they mature, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. We may not be able to refinance our debt, or any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations. Our ability to implement successfully any such alternative financing plans will depend on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally, and the terms of our various debt instruments then in effect.

The indenture governing the Notes and the Credit Facility contain cross-default or cross-acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable because of a default under an unrelated debt instrument.

Our failure to comply with the obligations contained in the indenture governing the Notes, the Credit Facility or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments (together with accrued and unpaid interest and other fees) becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations and/or cash flows, which could cause us to become bankrupt or insolvent or otherwise impair our ability to make payments in respect of our indebtedness.

Certain provisions in the Credit Facility and in the indenture governing the Notes limit our financial and operating flexibility.

The Credit Facility and the indenture governing the Notes contain numerous financial and operating covenants that place significant restrictions on, among other things, our ability to:

•	make capital expenditures;

•	carry out mergers and acquisitions;

•	dispose of, or grant liens on, our assets;

•	enter into transactions with our affiliates;

•	pay dividends or make distributions to our stockholders;

•	incur indebtedness;

•	prepay indebtedness; and

•	make loans, guarantees or indemnities.

Our Credit Facility also requires us to meet certain financial ratios, such as maintaining a debt-to-equity ratio and debt service coverage ratio, and specifies minimum available cash balances, maximum levels of annual capital expenditures, and maximum leverage levels. Our ability to comply with these and other requirements and restrictions may be affected by changes in economic or business conditions, results of operations or other events beyond our control. A failure to comply with the obligations contained in any of the instruments governing our consolidated indebtedness could impair our ability to make payments owed and result in acceleration of related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross‑acceleration or cross‑default provisions.

The Credit Facility also prohibits us from paying dividends to holders of our Series B Preferred Stock for a period of five quarters and at any point beyond that, if we are unable to certify that we anticipate being able to comply with the financial covenants of the Credit Facility for the next twelve months each time we declare a dividend. If we are unable to make that certification, we will not be able to pay the dividends on our outstanding preferred stock. As required by our amended Credit Facility, during the three months ended March 31, 2018, we announced a five-quarter deferral of dividends on the Series B Preferred Stock beginning with the dividends due June 15, 2018. If we do not pay dividends on our preferred stock for six quarterly periods (whether or not consecutive), the holders of the Series B Preferred Stock will have the power to elect two members of our board of directors. The interests of the holders of our preferred stock may differ from those of our other stockholders. In addition, any dividend we fail to pay will accrue, and the holders of our Series B Preferred Stock will be entitled to a preferential distribution of the original purchase price per share plus all accrued and unpaid dividends before any distribution may be made to holders of our common stock in connection with any liquidation event. Complying with these restrictions may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions.

Adverse changes in our credit ratings or withdrawal of the ratings assigned to our debt securities by rating agencies may negatively affect us.

Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of the satellite industry and the impact of regulation, as well as changes in our financial performance and unfavorable conditions in the capital markets could result in credit agencies reexamining our credit ratings. A downgrade in our credit ratings could restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs. Furthermore, any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

Our ability to utilize U.S. net operating loss carryforwards and other tax attributes may be limited if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, which generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our common stock increase their ownership in the aggregate by more than 50% over their lowest ownership percentage within a rolling period that begins on the later of three years prior to the testing date and the date of the last ownership change. Similar rules may apply under state tax laws. If an “ownership change” were to occur, Section 382 of the Code would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we could use to reduce our taxable income. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could impact our profitability.

Changes in tax laws could increase our worldwide tax rate and materially affect our financial position and results of operations.

Recently enacted tax reform legislation, including the Tax Cuts and Jobs Act of 2017, or the “Tax Act”, resulted in significant changes to the Code, including, among other things, significantly reducing the statutory corporate U.S. federal income tax rate, imposing limitations on the ability to deduct interest expense and net operating losses and making changes to the way a U.S. multinational company’s foreign operations are taxed, including a one-time mandatory tax on deferred foreign earnings and the imposition of the “base erosion anti-abuse tax.” The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 was effective for reporting periods that include December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the anticipated effects of the Tax Act and recorded provisional amounts in our financial statements as of and for the year ended December 31, 2017. As we collect and prepare the necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. No such adjustments have been made for the period ended March 31, 2018. These adjustments, if any, may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. While not complete as of March 31, 2018, the accounting for the tax effects of the Tax Act is expected to be completed in 2018.

In addition, many U.S. states and foreign countries have adopted or proposed changes to current tax laws. Further, organizations such as the Organization for Economic Cooperation and Development have published action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to our U.S. and international business activities, certain of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate, which in turn could harm our financial position and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description

4.1	Indenture between the Company and U.S. Bank National Association, as trustee, dated as of March 21, 2018.
10.1†
Supplemental Agreement dated as of March 9, 2018 between Iridium Satellite LLC and Société Générale, as BPIAE Agent, amending and restating the Second Amended and Restated BPIAE (formerly COFACE) Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the BPIAE agent, dated as of October 4, 2010, as amended and restated on August 1, 2012, May 2, 2014 and July 26, 2017.

10.2†	Amendment No. 32 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 9, 2018.
10.3	Purchase Agreement between the Company and Deutsche Bank Securities Inc., dated as of March 16, 2018.
10.4*	2018 Executive Performance Bonus Plan.
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

32.1**
Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018, formatted in XBRL (eXtensible Business Reporting Language):
(i)   Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017;
(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and 2017;
(iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: April 26, 2018