Form 10-Q
period 2018-06-30
Iridium Communications Inc.
filed 2018-07-31
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 24, 2018 was 110,752,560.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,105	$285,873
Marketable securities	199,839	11,753
Accounts receivable, net	74,719	68,031
Inventory	20,212	20,068
Prepaid expenses and other current assets	25,048	25,347
Total current assets	495,923	411,072
Property and equipment, net	3,334,758	3,210,162
Restricted cash and cash equivalents	189,797	102,384
Intangible assets, net	49,250	50,019
Other assets	10,153	8,414
Total assets	$4,079,881	$3,782,051
Liabilities and stockholders' equity
Current liabilities:
Short-term credit facility	$108,000	$85,500
Accounts payable	25,725	43,100
Accrued expenses and other current liabilities	40,503	32,215
Interest payable	31,775	15,021
Deferred revenue	21,692	38,390
Total current liabilities	227,695	214,226
Long-term credit facility, net	1,571,665	1,618,055
Long-term senior unsecured notes, net	350,450	—
Deferred income tax liabilities, net	260,643	246,170
Deferred revenue, net of current portion	58,565	47,612
Other long-term liabilities	4,150	59,519
Total liabilities	2,473,168	2,185,582

Commitments and contingencies

Stockholders' equity:
Series A preferred stock, $0.0001 par value, 1,000 shares authorized and issued;
zero and 1,000 shares outstanding at June 30, 2018 and December 31, 2017	—	—
Series B preferred stock, $0.0001 par value, 500 shares authorized,
issued and outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized, 110,750 and
98,203 shares issued and outstanding at June 30, 2018 and December 31, 2017	111	98
Additional paid-in capital	1,091,116	1,081,373
Retained earnings	522,150	518,794
Accumulated other comprehensive loss, net of tax	(6,664)	(3,796)
Total stockholders' equity	1,606,713	1,596,469
Total liabilities and stockholders' equity	$4,079,881	$3,782,051

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Services	$103,966	$86,623	$193,708	$168,396
Subscriber equipment	25,865	18,844	51,647	35,958
Engineering and support services	5,100	6,137	8,724	11,676
Total revenue	134,931	111,604	254,079	216,030

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	22,644	21,368	41,596	38,326
Cost of subscriber equipment	15,619	10,868	30,833	20,972
Research and development	5,566	3,014	10,149	6,241
Selling, general and administrative	24,266	20,411	46,761	39,628
Depreciation and amortization	50,491	20,201	88,956	33,708
Total operating expenses	118,586	75,862	218,295	138,875
Gain on Boeing transaction	—	—	—	14,189
Operating income	16,345	35,742	35,784	91,344

Other income (expense):
Interest income (expense), net	(12,985)	832	(17,150)	1,665
Other income (expense), net	65	(56)	102	(143)
Total other income (expense), net	(12,920)	776	(17,048)	1,522
Income before income taxes	3,425	36,518	18,736	92,866
Income tax expense	(7,843)	(11,740)	(11,682)	(30,140)
Net income (loss)	(4,418)	24,778	7,054	62,726
Series A preferred stock dividends, declared and paid excluding cumulative dividends	—	—	1,750	1,750
Series B preferred stock dividends, declared and paid excluding cumulative dividends	—	—	2,109	2,109
Series A preferred stock dividends, undeclared	—	1,750	—	1,750
Series B preferred stock dividends, undeclared	2,109	2,109	2,109	2,109
Net income (loss) attributable to common stockholders	$(6,527)	$20,919	$1,086	$55,008
Weighted average shares outstanding - basic, excluding
Series A preferred stockholders through the conversion
date of March 20, 2018	111,111	97,989	105,927	97,424
Weighted average shares outstanding - diluted	111,111	126,943	109,405	126,659
Net income (loss) attributable to common stockholders per share - basic	$(0.06)	$0.21	$0.01	$0.56
Net income (loss) attributable to common stockholders per share - diluted	$(0.06)	$0.20	$0.01	$0.49
Comprehensive income (loss):
Net income (loss)	$(4,418)	$24,778	$7,054	$62,726
Foreign currency translation adjustments, net of tax	(3,003)	(1,448)	(2,911)	799
Unrealized gain (loss) on marketable securities, net of tax	55	(3)	42	(7)
Comprehensive income (loss)	$(7,366)	$23,327	$4,185	$63,518

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net cash provided by operating activities	$141,088	$119,866

Cash flows from investing activities:
Capital expenditures	(215,031)	(168,172)
Purchases of marketable securities	(201,293)	—
Sales and maturities of marketable securities	13,266	17,901
Net cash used in investing activities	(403,058)	(150,271)

Cash flows from financing activities:
Borrowings under the Credit Facility	—	22,207
Payments on the Credit Facility	(26,131)	—
Borrowings under the senior unsecured notes	360,000	—
Extinguishment of the Thales bills of exchange	(59,936)	—
Payment of deferred financing fees	(20,440)	(1,533)
Proceeds from exercise of stock options	2,996	1,572
Tax payment upon settlement of stock awards	(1,512)	(1,753)
Payment of Series A preferred stock dividends	(7,000)	(1,750)
Payment of Series B preferred stock dividends	(8,427)	(2,109)
Net cash provided by financing activities	239,550	16,634

Effect of exchange rate changes on cash and cash equivalents	65	(71)

Net decrease in cash and cash equivalents	(22,355)	(13,842)
Cash, cash equivalents, and restricted cash, beginning of period	388,257	484,306
Cash, cash equivalents, and restricted cash, end of period	$365,902	$470,464

Supplemental cash flow information:
Interest paid	$37,529	$42,458
Income taxes paid, net	$501	$1,312

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not yet paid for	$20,574	$152,722
Interest capitalized but not yet paid	$17,138	$14,272
Capitalized amortization of deferred financing costs	$10,983	$10,600
Capitalized stock-based compensation	$1,131	$1,561
Cost basis investment for settlement of accounts receivable	$1,761	$—

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

2. Significant Accounting Policies

Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), that supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States (“U.S. GAAP”). See Note 9 for more detail on the Company's accounting policy with respect to revenue recognition.

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

	June 30, 2018	December 31, 2017	Recurring Fair Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$20,112	$24,092
Money market funds	142,684	251,950	Level 1
Commercial paper	13,309	9,831	Level 2
Total cash and cash equivalents	$176,105	$285,873
Restricted Cash and Cash Equivalents
The Company is required to maintain a minimum cash reserve within a debt service reserve account ("DSRA") for debt service related to its $1.8 billion credit facility (as amended to date, the “Credit Facility”) (see Note 5). As of June 30, 2018 and December 31, 2017, the Company’s restricted cash and cash equivalents balance, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $189.7 million and $102.3 million, respectively.

Marketable Securities
Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets in the accompanying condensed consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the six months ended June 30, 2018 and 2017. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that any decline in fair value of its investments is temporary at June 30, 2018 as the Company does not intend to sell these securities, and it is not likely that the Company will be required to sell the securities, before the recovery of their amortized cost basis.
The following tables summarize the Company’s marketable securities:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Recurring Fair Value Measurement
	(in thousands)
Fixed-income debt securities	$15,679	$19	$(5)	$15,693	Level 2
Commercial paper	6,440	—	—	6,440	Level 2
U.S. treasuries	177,679	30	(3)	177,706	Level 2
Total marketable securities	$199,798	$49	$(8)	$199,839

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Recurring Fair Value Measurement
	(in thousands)
Fixed-income debt securities	$9,520	$2	$(15)	$9,507	Level 2
U.S. treasuries	2,249	—	(3)	2,246	Level 2
Total marketable securities	$11,769	$2	$(18)	$11,753
The following table presents the contractual maturities of the Company’s marketable securities:

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Mature within one year	$199,798	$199,839	$11,519	$11,504
Mature after one year and within three years	—	—	250	249
Total	$199,798	$199,839	$11,769	$11,753

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full scale development contract ("FSD") with Thales Alenia Space France ("Thales") for the design and build of its Iridium® NEXT satellites. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to continue through 2018. As of June 30, 2018, the Company had made aggregate payments of $2.1 billion to Thales, of which $1.5 billion were financed from borrowings under the Credit Facility, and were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

On March 9, 2018, the Company and Thales entered into Amendment 32 to the FSD, pursuant to which the Company and Thales unwound the changes made in Amendment 29, which allowed for the deferral of certain milestone payments totaling $100.0 million through the issuance of bills of exchange. Amendment 32 became effective on March 21, 2018 upon the receipt of proceeds from a senior unsecured notes offering (see Note 5). The Company utilized a portion of the proceeds from the senior unsecured notes to prepay in full the $59.9 million of amounts due under outstanding bills of exchange and will not utilize any new bills of exchange to defer future milestones under the FSD. In connection with the prepayment of the Thales bills of exchange, for the three and six months ended June 30, 2018, the Company recorded a $4.0 million loss on extinguishment of debt, included within interest expense, representing premiums paid and the write-off of unamortized debt issuance costs. The Company had no loss on extinguishment of debt recorded for the three and six months ended June 30, 2017.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches and a reflight option in the event of a launch failure is $453.1 million. The SpaceX Falcon 9 rocket is configured to carry ten Iridium NEXT satellites to orbit for each of these seven launches. In November 2016, the Company entered into an agreement for an eighth launch with SpaceX to launch five additional satellites and share the launch with GFZ German Research Centre for Geosciences (“GFZ”). This launch took place in May 2018. The total price under the SpaceX Agreement for the eighth launch was $61.9 million. GFZ paid Iridium $29.8 million to include in the launch NASA’s two Gravity Recovery and Climate Experiment Follow-On satellites. As of June 30, 2018, the Company had made aggregate payments of $486.4 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheet.

Iridium NEXT Launch and In-Orbit Insurance

As further discussed below, the Company is required, pursuant to its Credit Facility, to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. The launch and in-orbit insurance the Company has obtained contains elements, consistent with the terms of the Credit Facility, of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of the Iridium NEXT satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss or require the payment of additional premiums and could harm the Company’s financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue. The total premium for the Company’s current launch and in-orbit insurance is $121.0 million. As of June 30, 2018, the Company had made aggregate premium payments of $107.6 million.
Contingencies
From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

5. Debt

Credit Facility

In October 2010, the Company entered into its $1.8 billion credit facility with a syndicate of bank lenders, which was amended and restated on March 9, 2018 (as amended to date, the “Credit Facility”). As of June 30, 2018, the Company reported an aggregate total of $1,773.9 million in borrowings, including $94.2 million of deferred financing costs, for a net balance of $1,679.7 million in borrowings from the Credit Facility in the accompanying condensed consolidated balance sheet. Ninety-five percent of the Company's obligations under the Credit Facility are insured by Bpifrance Assurance Export S.A.S. ("BPIAE"). Future principal repayments with respect to the Credit Facility balance existing at June 30, 2018 by year and in the aggregate, are as follows:

Amount
(In thousands)
2018	$54,000
2019	126,000
2020	216,000
2021	306,000
2022	306,000
Thereafter	765,869
Total credit facility commitments	$1,773,869
Unamortized deferred financing costs	94,204
Short-term credit facility	108,000
Long-term credit facility, net	$1,571,665

Under the terms of the Credit Facility, as of June 30, 2018, the Company is required to maintain a minimum cash reserve within the DSRA of $189.0 million, which is classified as restricted cash and cash equivalents on the accompanying condensed consolidated balance sheet. The Credit Facility is scheduled to mature in September 2024, subject to acceleration as described below.

As amended and restated, the Credit Facility allowed the Company to issue the Notes and (i) delayed a portion of the principal repayments scheduled under the Credit Facility for 2018, 2019 and 2020 into 2023 and 2024 pursuant to an amended repayment installment schedule, (ii) after funding of the DSRA back to $189.0 million, allowed the Company access to up to $87.0 million from the DSRA in the future if its projected cash level falls below $75.0 million, and (iii) adjusted the Company’s financial covenants, including eliminating covenants that required the Company to receive cash flows from hosted payloads and adding a covenant that requires the Company to receive $200.0 million in hosting fees from Aireon LLC, the Company's primary hosted payload customer, by December 2023. In the event that (a) the Company's cash balance exceeds $140.0 million after September 30, 2019 (subject to specified exceptions) or (b) the Company receives hosting fees from Aireon, the Company would be required pursuant to the Credit Facility to use 50% of such excess cash and up to $200.0 million of hosting fees to prepay the Credit Facility. In addition, if any of the Company's senior unsecured notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity thereof, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022. Fees incurred related to the amended and restated Credit Facility were $10.4 million, which were capitalized as deferred financing costs and will be amortized over the remaining term.

Interest costs incurred under the Credit Facility were $32.3 million and $53.7 million for the three and six months ended June 30, 2018, respectively, and $21.6 million and $42.8 million for the three and six months ended June 30, 2017, respectively. Interest costs include original issue discount amortization of $6.3 million and $12.8 million, for the three and six months ended June 30, 2018, respectively and $4.1 million and $10.6 million for the three and six months ended June 30, 2017, respectively. Scheduled semi-annual principal repayments began on April 3, 2018. During the repayment period, interest will be paid on the same date as the principal repayments. Interest expense in 2018 reflects the decrease in the credit facility interest being capitalized as the average balance of satellites in construction has decreased due to additional satellites being launched and placed in service. The Company was in compliance with all Credit Facility covenants as of June 30, 2018.

Senior Unsecured Notes

On March 21, 2018, the Company issued $360.0 million in senior unsecured notes (the "Notes") that bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, beginning on October 15, 2018, and principal is repaid in full upon maturity. The proceeds of the Notes were used to prepay the outstanding Thales bills of exchange, including premiums paid, of approximately $59.9 million issued pursuant to the FSD, replenish the DSRA under the Credit Facility to $189.0 million, and will be used to pay approximately $44.4 million in Thales milestones previously expected to be satisfied by the issuance of bills of exchange. The proceeds of the Notes also provided the Company with sufficient cash to meet its needs, including principal and interest payments under the Credit Facility. As of June 30, 2018, the Company reported an aggregate total of $360.0 million in borrowings, including $9.5 million of deferred financing costs, for a net balance of $350.5 million in borrowings from the Notes in the accompanying condensed consolidated balance sheet. The Notes contain covenant requirements that apply to certain permitted financing actions, and are no more restrictive than the covenants in the Credit Facility. The Company was in compliance with all covenant requirements of the Notes as of June 30, 2018.

The Company believes its liquidity sources will provide sufficient funds for it to meet its liquidity requirements for at least the next 12 months.

6. Boeing Insourcing Agreement

On January 3, 2017, the Company hired the majority of the employees and third party contractors who were responsible for the operations and maintenance of the Company’s satellite constellation and ground infrastructure pursuant to an Insourcing Agreement with The Boeing Company. The Company paid Boeing $5.5 million, of which $2.75 million was paid in each of December 2016 and December 2017. As a result, the Company and Boeing terminated their previous Operations and Maintenance Agreement (“O&M Agreement”) and Iridium NEXT Support Service Agreement and entered into a new Development Services Agreement (“DSA”) with a $6.0 million minimum annual commitment through 2021. Boeing no longer has a unilateral right to commence the de-orbit of the Company’s first-generation satellites. The acquisition of this assembled workforce was recorded as a definite-lived intangible asset in January 2017 and is being amortized over an estimated useful life of seven years. Additionally, by terminating the O&M Agreement, the Company recognized a $14.2 million gain in the first quarter of 2017, consisting of (i) the derecognition of a purchase accounting liability created when GHL Acquisition Corp. acquired Iridium Holdings LLC in 2009 related to the fair value of the contractual arrangement with Boeing as of that date, and (ii) the remainder of a credit resulting from a July 2010 Boeing contract amendment.

7. Stock-Based Compensation

In May 2017, the Company’s stockholders approved the amendment and restatement of the Company's 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. As such, the Company registered with the SEC an additional 5,199,239 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 28,402,248 shares registered. Through June 30, 2018, the remaining aggregate number of shares of the Company's common stock available for future grants under the Amended 2015 plan was 13,255,896. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights and other equity securities as incentives and rewards for employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

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

During the six months ended June 30, 2018 and 2017, the Company granted approximately 284,000 and 110,000 stock options, respectively, to its employees, with an estimated aggregate grant date fair value of $1.6 million and $0.5 million, respectively.

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

Service-Based RSUs

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, certain members of the Company's board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 110,000 and 96,000 service-based RSUs were granted to its directors as a result of these payments and elections during the six months ended June 30, 2018 and 2017, respectively, with an estimated grant date fair value of $1.3 million and $1.0 million, respectively.

During the six months ended June 30, 2018 and 2017, the Company granted approximately 900,000 and 964,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $10.7 million and $8.5 million, respectively.

In June 2018 and June 2017, the Company granted approximately 13,000 and 8,000 service-based RSUs, respectively, to non-employee consultants. The RSUs are generally subject to service-based vesting. The RSUs will vest 50% in June of the year after the grant and the remaining 50% will vest quarterly thereafter. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the six months ended June 30, 2018 and 2017 was $0.2 million and $0.1 million, respectively.

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

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of June 30, 2018.

Series A Cumulative Perpetual Convertible Preferred Stock

In the fourth quarter of 2012, the Company issued 1.0 million shares of its 7.00% Series A Cumulative Perpetual Convertible Preferred Stock (the "Series A Preferred Stock") in a private offering. During the three months ended March 31, 2018, the Company's daily volume-weighted average stock price remained at or above $12.26 per share for a period of 20 out of 30 trading days, thereby allowing for the conversion of the Series A Preferred Stock at the election of the Company. On March 20, 2018, the Company converted all outstanding shares of its Series A Preferred Stock into shares of common stock, resulting in the issuance of 10,599,974 shares of common stock. The Company declared and paid all current and cumulative dividends to holders of record of Series A Preferred Stock as of March 8, 2018. As such, the Company paid cash dividends of zero and $7.0 million to the holders of the Series A Preferred Stock during the three and six months ended June 30, 2018, respectively. The Company paid cash dividends of zero and $1.8 million to holders of the Series A Preferred Stock during the three and six months ended June 30, 2017, respectively.

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

As of June 30, 2018, there were 500,000 shares of Series B Preferred Stock outstanding. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 6.75% per annum of the $250 liquidation preference per share (equivalent to an annual rate of $16.875 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series B Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series B Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up. Holders of Series B Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series B Preferred Stock may convert some or all of their outstanding Series B Preferred Stock at an initial conversion rate of 33.456 shares of common stock per $250 liquidation preference, which is equivalent to an initial conversion price of approximately $7.47 per share of common stock (subject to adjustment in certain events).

In connection with the conversion of the Series A Preferred Stock described above, the Company declared and paid all current and cumulative dividends to holders of record of Series B Preferred Stock as of March 8, 2018. As such, the Company paid cash dividends of zero and $8.4 million to holders of the Series B Preferred Stock during the three and six months ended June 30, 2018, respectively. In compliance with the Credit Facility, subsequent to the dividend payment, the Company began the planned suspension of dividends to holders of the Series B Preferred Stock for five quarters, beginning with the dividend payment that would otherwise be required to be paid in June 2018. The Company paid cash dividends of zero and $2.1 million to holders of the Series B Preferred Stock during the three and six months ended June 30, 2017, respectively.

On or after May 15, 2019, the Company may, at its option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions, including (i) a daily volume-weighted average stock price of at least $11.15 per share over a period of 20 trading days in a 30-day period and (ii) the payment of cumulative dividends. In the event of certain specified fundamental changes, holders of the Series B Preferred Stock will have the right to convert some or all of their shares of Series B Preferred Stock into the greater of (i) a number of shares of the Company’s common stock as subject to adjustment plus the make-whole premium, if any, and (ii) a number of shares of the Company’s common stock equal to the lesser of (a) the liquidation preference divided by the market value of the Company’s common stock on the effective date of such fundamental change and (b) 81.9672 (subject to adjustment). In certain circumstances, the Company may elect to cash settle any conversions in connection with a fundamental change. Any suspended dividends are required to be paid prior to conversion by the Company.

9. Revenue

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

In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the standard using the modified retrospective method with a cumulative effect adjustment recorded to opening retained earnings. This method required application of the new guidance at the beginning of the earliest comparative period presented for revenue agreements that were not substantially complete as of the date of adoption. The Company does not disclose the value of unsatisfied performance obligations because the majority of its contracts have expected lengths of one year or less. The Company did not retrospectively restate contracts with modifications prior to the earliest period presented, but instead reflected the aggregate effect of all modifications at transition.

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

Contracts with multiple performance obligations. At times, the Company sells services and equipment through arrangements that bundle equipment, airtime and other services. For these revenue arrangements when the Company sells services and equipment in bundled arrangements and determines that it has separate distinct performance obligations, the Company allocates the bundled contract price among the various performance obligations based on each deliverable’s stand-alone selling price. If the stand-alone selling price is not directly observable, the Company estimates the amount to be allocated for each performance obligation based on observable market transactions or the residual approach. When the Company determines the performance obligations are not distinct, the Company recognizes revenue on a combined basis as the last obligation is satisfied. To the extent the Company's contracts include variable consideration, the transaction price includes both fixed and variable consideration. The variable consideration contained within the Company's contracts with customers may include discounts, credits and other similar items. When a contract includes variable consideration, the Company evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at the end of each quarter.

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

The following table summarizes the Company’s services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Commercial voice and data services	$48,712	$44,203	$92,442	$85,849
Commercial IoT data services	20,835	18,505	40,618	35,435
Hosted payload and other data services	12,419	1,915	16,648	3,112
Government services	22,000	22,000	44,000	44,000
Total services	$103,966	$86,623	$193,708	$168,396

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

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Commercial	$114	$736	$195	$1,207
Government	4,986	5,401	8,529	10,469
Total	$5,100	$6,137	$8,724	$11,676

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheet. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $16.3 million and $8.7 million for the three months ended June 30, 2018 and 2017, respectively, and $24.8 million and $16.0 million for the six months ended June 30, 2018 and 2017, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated prepaid usage period. The contract assets not separately disclosed are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Contract Assets:
Commissions	$1,096	$1,555
Other Contract Costs	3,862	3,753

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

Adopting the new standard had an immaterial impact on the Company’s financial statements. The impact of the implementation of the new revenue standard on the Company's condensed consolidated balance sheet, as compared to accounting under prior revenue guidance (Accounting Standards Codification ("ASC") Topic 605), was as follows:

	June 30, 2018
	As reported	Adjustment	As adjusted
	(in thousands)
Prepaid expenses and other current assets	$25,048	$446	$25,494

Deferred revenue	21,692	19,781	41,473
Deferred revenue, net of current portion	58,565	(2,914)	55,651
Other long-term liabilities	4,150	(3,852)	298

Retained earnings	522,150	(12,568)	509,582

The impact of the implementation of the new standard on the Company's condensed consolidated statements of operations and comprehensive income was as follows:

	Three months ended June 30, 2018			Six months ended June 30, 2018
	As reported	Adjustment	As adjusted	As reported	Adjustment	As adjusted
	(in thousands)
Service revenue	$103,966	(255)	103,711	$193,708	(1,182)	192,526

Cost of services	$22,644	37	22,681	$41,596	(63)	41,533

Income before income taxes	$3,425	(292)	3,133	$18,736	(1,119)	17,617
Income tax expense	(7,843)	22	(7,821)	(11,682)	288	(11,394)
Net income (loss)	$(4,418)	(270)	(4,688)	$7,054	(831)	6,223

10. Income Taxes

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

In April 2018, Maryland enacted the single sales factor method for apportioning income to the state to be phased in over five years commencing in 2018. This change results in higher future Maryland taxes for the Company, increasing its year-to-date income tax provision by $8.7 million for the impact on its existing deferred tax assets and liabilities. If the Company's current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

11. Net Income (Loss) Per Share

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

The computations of basic and diluted net income per share are as follows:

	Three Months Ended June 30,
	2018	2017
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(6,527)	$20,919
Net income allocated to participating securities	6	(20)
Numerator for basic net income (loss) per share	(6,521)	20,899
Dividends on Series A Preferred Stock, excluding cumulative dividends	—	1,750
Dividends on Series B Preferred Stock, excluding cumulative dividends	—	2,109
Numerator for diluted net income (loss) per share	$(6,521)	$24,758

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	111,111	97,989
Dilutive effect of stock options	—	1,571
Dilutive effect of contingently issuable shares	—	54
Dilutive effect of Series A Preferred Stock	—	10,602
Dilutive effect of Series B Preferred Stock	—	16,727
Denominator for diluted net income per share	111,111	126,943
Net income (loss) per share attributable to common stockholders - basic	$(0.06)	$0.21
Net income (loss) per share attributable to common stockholders - diluted	$(0.06)	$0.20

For the three months ended June 30, 2018, options to purchase 0.3 million shares of common stock were not included in the computation of diluted net loss per share, as the effect would be anti dilutive, and 0.7 million unvested performance-based RSUs were not included in the computation of basic and diluted net loss per share as certain performance criteria had not been satisfied. For the three months ended June 30, 2018, 16.7 million as-if converted shares of the Series B Preferred Stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive. For the three months ended June 30, 2017, 1.8 million unvested non-performance based RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.1 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria had not been satisfied.

For the three months ended June 30, 2018, $2.1 million in cumulative unpaid dividends to holders of the Series B Preferred Stock were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net income attributable to common stockholders. For the three months ended June 30, 2017, $1.8 million and $2.1 million in cumulative unpaid dividends to holders of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net income attributable to common stockholders.

	Six Months Ended June 30,
	2018	2017
	(in thousands, except per share data)
Numerator:
Net income attributable to common stockholders	$1,086	$55,008
Net income allocated to participating securities	(1)	(55)
Numerator for basic net income per share	1,085	54,953
Dividends on Series A Preferred Stock, excluding cumulative dividends	—	3,500
Dividends on Series B Preferred Stock, excluding cumulative dividends	—	4,218
Numerator for diluted net income per share	$1,085	$62,671

Denominator:
Denominator for basic net income per share - weighted average outstanding common shares	105,927	97,424
Dilutive effect of stock options	2,347	1,353
Dilutive effect of contingently issuable shares	1,131	553
Dilutive effect of Series A Preferred Stock	—	10,602
Dilutive effect of Series B Preferred Stock	—	16,727
Denominator for diluted net income per share	109,405	126,659
Net income per share attributable to common stockholders - basic	$0.01	$0.56
Net income per share attributable to common stockholders - diluted	$0.01	$0.49

For the six months ended June 30, 2018, options to purchase 0.3 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.6 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria had not been satisfied. For the six months ended June 30, 2018, 4.6 million as-if converted shares of the Series A Preferred Stock and 16.7 million as-if converted shares of the Series B Preferred Stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the six months ended June 30, 2017, 1.6 million unvested non-performance based RSUs were not included in the computation of basic net income per share and excluded from the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.6 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria had not been satisfied.

For the six months ended June 30, 2018, $2.1 million in cumulative unpaid dividends to holders of the Series B Preferred Stock were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net income attributable to common stockholders. For the six months ended June 30, 2017, $1.8 million and $2.1 million in cumulative unpaid dividends to holders of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net income attributable to common stockholders. For the six months ended June 30, 2017, options to purchase 0.1 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive.

12. Related Party Transactions

Aireon LLC

The Iridium NEXT constellation hosts the AireonSM system, which will provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast ("ADS-B") receivers on the Iridium NEXT satellites. Iridium formed Aireon LLC ("Aireon") in 2011, with subsequent investments from the air navigation service providers ("ANSPs") of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to pay Iridium a fee to host the ADS-B receivers on Iridium NEXT, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. Under this agreement with Aireon, Aireon will pay Iridium fees of $200.0 million to host the ADS-B receivers on Iridium NEXT (the "Hosting Agreement") and additional power fees of approximately $2.8 million per year, as well as data services fees of up to approximately $19.8 million per year for the delivery of the air traffic surveillance data over the Iridium NEXT system (the "Data Services Agreement"). The Aireon ADS-B receivers on the Iridium NEXT satellites are activated on an individual basis as the Iridium NEXT satellite begins carrying traffic.

At June 30, 2018, the Company had a fully diluted ownership stake in Aireon of approximately 35.7%, subject to certain redemption provisions contained in the Amended and Restated Limited Liability Company Agreement (the "Aireon LLC Agreement").

Under the Company's Hosting Agreement, the $200.0 million due is interest-bearing for amounts not paid on time. The Company had previously determined there was not sufficient support that Aireon will be able to make the payments due under the Hosting Agreement. As of June 30, 2018, the Company had received $8.1 million under the Hosting Agreement, all of which was received in the quarter ended June 30, 2018.

In July 2018, the Company and Aireon amended certain terms of the Hosting Agreement. As amended, the Company is scheduled to receive an additional payment of $6.4 million in December 2018 and semi-annual payments of $8.0 million beginning in 2019 until the hosting fees are paid in full, without any contingency relating to Aireon's ability to raise debt. Aireon continues to be obligated to pay the Company in full the remaining portion of the $200.0 million in hosting fees when they are able to raise debt to do so. As a result of the amendment and an updated financial collectability assessment, as of June 30, 2018, the Company recognized $6.9 million of revenue related to total cumulative hosting services rendered to date.

Under the Data Services Agreement, Aireon pays the Company monthly data service payments on a per satellite basis beginning on each satellite's in-service date. The Company recorded data service revenue from Aireon of $2.1 million and $3.6 million for the three and six months ended June 30, 2018, respectively. Revenues recorded for the three and six months ended June 30, 2017 were immaterial.

Under a services agreement, the Company also provides administrative services, including subleased office space to Aireon, which are paid monthly. Aireon receivables due to the Company under all agreements totaled $1.0 million and $0.6 million at June 30, 2018 and December 31, 2017, respectively.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 150 service providers, approximately 230 value-added resellers, or VARs, and approximately 85 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.
At June 30, 2018, we had approximately 1,047,000 billable subscribers worldwide, representing an increase of 15% from approximately 912,000 billable subscribers at June 30, 2017. We have a diverse customer base, with end users in the following lines of business: land-based handset; Internet of Things, or IoT; maritime; aviation; and government.
We recognize revenue from both the sale of equipment and the provision of services. Over the past several years, an increasing proportion of our revenue has been derived from service revenue, including revenue from hosting and data services, and we expect that trend to continue.
We are in the process of replacing our first generation constellation with our Iridium NEXT satellite constellation, which we expect to complete in 2018, and which will use the same interlinked mesh architecture as our first-generation constellation, with 66 operational satellites, as well as in-orbit and ground spares. As of June 30, 2018, of the 55 Iridium NEXT satellites we have launched to date, 50 have been placed into service, 2 are being drifted to adjacent planes and 3 are in-orbit spares.
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
The Iridium NEXT constellation will also host the AireonSM system to provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the Iridium NEXT satellites. We formed Aireon LLC in 2011, with subsequent investments from the air navigation service providers, or ANSPs, of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service.  Aireon has contracted to provide the service to our co-investors in Aireon and other ANSPs. Aireon also plans to offer the service to other customers worldwide, including the U.S. Federal Aviation Administration, or FAA. Aireon has contracted to pay us a fee to host the ADS-B receivers on Iridium NEXT, and made an initial $8.1 million payment for a portion of its hosting fee to us. Aireon also pays us data service fees for the delivery of the air traffic surveillance data over the Iridium NEXT system on a per satellite basis, which will increase with the number of Iridium NEXT satellites placed into service. In addition, we have entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, pursuant to which Harris pays us fees for the remaining hosted payload capacity which it has sold to its customers; Harris also pays us data service fees on behalf of these customers.

Recent Developments

Iridium NEXT

As described above, as of June 30, 2018, we had completed six out of eight scheduled Iridium NEXT launches. Our insurance program includes our ground spares and a prepaid relaunch right with SpaceX to self-insure a portion of our launch and in-orbit risks, as permitted under the Credit Facility. While we believe this has enabled us to obtain insurance at a substantially lower cost than would have been possible without the spares and relaunch right, if we use our spares to replace lost satellites, we could decide to purchase additional satellites to maintain a backup supply of spares. The cost of such additional spares is not included in the $3 billion estimated cost for the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by disaster and relief agencies and emergency first responders;

•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the ability to offer our services in additional countries.
Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to complete the deployment of Iridium NEXT;

•	our ability to develop and launch new and innovative products and services for Iridium NEXT;

•	Aireon LLC’s ability to successfully deploy and market its space-based ADS-B, global aviation monitoring service to be carried as a hosted payload on the Iridium NEXT system;

•	Aireon’s ability to pay in full its hosting fees to us;

•	our ability to maintain the health, capacity, control and level of service of our remaining first-generation satellites through the completion of Iridium NEXT;

•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	market acceptance of our products, including Iridium CertusSM;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

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

Comparison of Our Results of Operations for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	% of Total Revenue	2017	% of Total Revenue	Change
($ in thousands)					Dollars	Percent
Revenue:
Services	$103,966	77%	$86,623	78%	$17,343	20%
Subscriber equipment	25,865	19%	18,844	17%	7,021	37%
Engineering and support services	5,100	4%	6,137	5%	(1,037)	(17)%
Total revenue	134,931	100%	111,604	100%	23,327	21%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	22,644	17%	21,368	19%	1,276	6%
Cost of subscriber equipment	15,619	12%	10,868	10%	4,751	44%
Research and development	5,566	4%	3,014	3%	2,552	85%
Selling, general and administrative	24,266	18%	20,411	18%	3,855	19%
Depreciation and amortization	50,491	37%	20,201	18%	30,290	150%
Total operating expenses	118,586	88%	75,862	68%	42,724	56%
Operating income	16,345	12%	35,742	32%	(19,397)	(54)%

Other income (expense):
Interest income (expense), net	(12,985)	(10)%	832	1%	(13,817)	(1,661)%
Other income (expense), net	65	—%	(56)	—%	121	(216)%
Total other income (expense), net	(12,920)	(10)%	776	1%	(13,696)	(1,765)%
Income before income taxes	3,425	2%	36,518	33%	(33,093)	(91)%
Income tax expense	(7,843)	(6)%	(11,740)	(11)%	3,897	(33)%
Net income (loss)	$(4,418)	(4)%	$24,778	22%	$(29,196)	(118)%

Revenue
Commercial Service Revenue

	Three Months Ended June 30,
	2018			2017			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$48.8	364	$45	$44.1	360	$41	$4.7	4	$4
Commercial IoT data	20.8	576	12	18.6	461	14	2.2	115	(2)
Hosted payload and other data services	12.4	N/A		1.9	N/A		10.5	N/A
Total Commercial	$82.0	940		$64.6	821		$17.4	119

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

For the three months ended June 30, 2018, commercial voice and data revenue increased by $4.7 million, or 10%, from the prior year period principally due to an increase in average revenue per unit resulting from certain price increases in access fees and growth in Iridium OpenPort® subscribers.
For the three months ended June 30, 2018, commercial IoT data revenue increased by $2.2 million, or 13%, from the prior year period primarily due to a 25% increase in commercial IoT data billable subscribers.
Hosted payload and other data service revenue increased by $10.5 million, or 549%, from the prior year primarily due to increased revenue recognition from hosting services related to Aireon, increased data services due to an increase in the number of Iridium NEXT satellites in orbit and increased satellite timing and location services.
We anticipate continued growth in billable commercial subscribers for the remainder of 2018.
Government Service Revenue

	Three Months Ended June 30,
	2018		2017		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$22.0	107	$22.0	92	$—	15

(1)	Billable subscriber numbers shown are at the end of the respective period.

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
Subscriber Equipment Revenue
Subscriber equipment revenue increased by $7.0 million, or 37%, for the three months ended June 30, 2018 compared to the prior year period. This increase was primarily due to an increase in volume of handset sales.
We expect our full year subscriber equipment revenue for 2018 to exceed the prior year.

Engineering and Support Service Revenue

	Three Months Ended June 30,
	2018	2017	Change
	(Revenue in millions)
Commercial	0.1	0.7	$(0.6)
Government	5.0	5.4	(0.4)
Total	$5.1	$6.1	$(1.0)
Engineering and support service revenue decreased by $1.0 million, or 17%, for the three months ended June 30, 2018 compared to the prior year period, primarily as a result of decreased volume of contracted work.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $1.3 million, or 6%, for the three months ended June 30, 2018 from the prior year period, primarily as a result of in-orbit insurance costs from Iridium NEXT satellites placed into service during 2017 and through the first half of 2018.
We expect our in-orbit insurance expenses to remain consistent through 2018 as we place Iridium NEXT satellites into service throughout the launch campaign, which we expect to complete in 2018.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $4.8 million, or 44%, for the three months ended June 30, 2018 compared to the prior year period primarily due to increased subscriber equipment revenue primarily from increased volume of handset sales and increased costs related to our Iridium CertusSM product.
Research and Development
Research and development expenses increased by $2.6 million, or 85%, for the three months ended June 30, 2018 compared to the prior year period due to increased spend on the development of Iridium CertusSM broadband to expand functionality on our Iridium NEXT satellites.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $3.9 million, or 19%, for the three months ended June 30, 2018 compared to the prior year period, primarily due to an increase in employee-related expenses and professional fees, including an increase in stock appreciation rights expense resulting from an increase in the share price of our common stock.
Depreciation and Amortization
Depreciation and amortization expense increased by $30.3 million, or 150%, for the three months ended June 30, 2018 compared to the prior year period, primarily due to the Iridium NEXT satellites placed into service during 2017 and through the first half of 2018.
Other Expense
Interest Expense
Interest expense for the three months ended June 30, 2018 was $13.0 million, compared to interest income of $0.8 million for the prior year period. The increase in interest expense is primarily related to a decrease in the credit facility interest being capitalized as the average balance of satellites in construction has decreased as satellites are launched and placed into orbit.

Income Tax Expense
For the three months ended June 30, 2018, our income tax expense was $7.8 million, compared to $11.7 million for the prior year period. The decrease in income tax expense is primarily related to a decrease in net income before income taxes and the lower Federal corporate tax rate as a result of the Tax Cuts and Jobs Act of 2017, or the Tax Act, compared to the prior year. This decrease is partially offset by a decrease in the state tax benefit in the current year compared to the prior year which primarily consists of a nonrecurring adjustment to our deferred tax assets and liabilities related to a Maryland law change enacted in the current period. See "Income Taxes" in Note 10 to our financial statements included in this report for more detail on our assessment of the Tax Act.
In April 2018, Maryland enacted the single sales factor method for apportioning income to the state to be phased in over five years commencing in 2018. This change results in higher future Maryland taxes increasing our year-to-date income tax provision by $8.7 million for the impact on our existing deferred tax assets and liabilities. The current period tax provision also includes the impact of this law change on the deferred tax assets and liabilities expected to be generated during the year. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.
Net Income (Loss)
Net loss was $4.4 million for the three months ended June 30, 2018, compared to net income of $24.8 million for the prior year period, primarily resulting from the $30.3 million increase in depreciation and amortization expense, the $12.4 million increase in other operating expenses and the $13.8 million increase in interest expense, net, as described above, partially offset by the $23.3 million increase in total revenues and the $3.9 million decrease in income tax expense as described above.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	% of Total Revenue	2017	% of Total Revenue	Change
($ in thousands)					Dollars	Percent
Revenue:
Services	$193,708	76%	$168,396	78%	$25,312	15%
Subscriber equipment	51,647	20%	35,958	17%	15,689	44%
Engineering and support services	8,724	4%	11,676	5%	(2,952)	(25)%
Total revenue	254,079	100%	216,030	100%	38,049	18%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	41,596	16%	38,326	18%	3,270	9%
Cost of subscriber equipment	30,833	12%	20,972	10%	9,861	47%
Research and development	10,149	4%	6,241	3%	3,908	63%
Selling, general and administrative	46,761	18%	39,628	18%	7,133	18%
Depreciation and amortization	88,956	35%	33,708	16%	55,248	164%
Total operating expenses	218,295	85%	138,875	65%	79,420	57%

Gain on Boeing transaction	—	—%	14,189	7%	(14,189)	(100)%

Operating income	35,784	15%	91,344	42%	(55,560)	(61)%

Other income (expense):
Interest income (expense), net	(17,150)	(7)%	1,665	1%	(18,815)	(1,130)%
Other income (expense), net	102	—%	(143)	—%	245	(171)%
Total other income (expense), net	(17,048)	(7)%	1,522	1%	(18,570)	(1,220)%
Income before income taxes	18,736	8%	92,866	43%	(74,130)	(80)%
Income tax expense	(11,682)	(5)%	(30,140)	(14)%	18,458	(61)%
Net income	$7,054	3%	$62,726	29%	$(55,672)	(89)%

Revenue
Commercial Service Revenue

	Six Months Ended June 30,
	2018			2017			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$92.5	364	$43	$85.8	360	$40	$6.7	4	$3
Commercial IoT data	40.6	576	12	35.5	461	14	5.1	115	(2)
Hosted payload and other data services	16.6	N/A		3.1	N/A		13.5	N/A
Total Commercial	$149.7	940		$124.4	821		$25.3	119

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

For the six months ended June 30, 2018, commercial voice and data revenue increased by $6.7 million, or 8%, from the prior year period principally due to an increase in average revenue per unit resulting from certain price increases in access fees and growth in Iridium OpenPort® subscribers.
For the six months ended June 30, 2018, commercial IoT data revenue increased by $5.1 million, or 15%, from the prior year period primarily due to a 25% increase in commercial IoT data billable subscribers.
Hosted payload and other data service revenue increased by $13.5 million, or 435%, from the prior year primarily due to increased revenue recognition from hosting services related to Aireon, increased data services due to an increase in the number of Iridium NEXT satellites in orbit and increased satellite timing and location services.
We anticipate continued growth in billable commercial subscribers for the remainder of 2018.
Government Service Revenue

	Six Months Ended June 30,
	2018		2017		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$44.0	107	$44.0	92	$—	15

(1)	Billable subscriber numbers shown are at the end of the respective period.

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
Subscriber Equipment Revenue
Subscriber equipment revenue increased by $15.7 million, or 44%, for the six months ended June 30, 2018 compared to the prior year period. This increase was primarily due to an increase in volume of handset sales.
We expect our full year subscriber equipment revenue for 2018 to exceed the prior year.

Engineering and Support Service Revenue

	Six Months Ended June 30,
	2018	2017	Change
	(Revenue in millions)
Commercial	$0.2	$1.2	$(1.0)
Government	8.5	10.5	(2.0)
Total	$8.7	$11.7	$(3.0)
Engineering and support service revenue decreased by $3.0 million, or 25%, for the six months ended June 30, 2018 compared to the prior year period primarily as a result of a decrease in the volume of contracts with the government.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $3.3 million, or 9%, for the six months ended June 30, 2018 from the prior year period, primarily as a result of in-orbit insurance costs from Iridium NEXT satellites placed into service during 2017 and through the first half of 2018. The increase was partially offset by a decrease in volume of engineering costs associated with government contracts.
We expect our in-orbit insurance expenses to remain consistent through 2018 as we place Iridium NEXT satellites into service throughout the launch campaign, which we expect to complete in 2018.
Cost of Subscriber Equipment
Cost of subscriber equipment increased by $9.9 million, or 47%, for the six months ended June 30, 2018 compared to the prior year period primarily due to increased subscriber equipment revenue from increased volume of handset sales and increased costs related to our Iridium CertusSM product.
Research and Development
Research and development expenses increased by $3.9 million, or 63%, for the six months ended June 30, 2018 compared to the prior year period due to increased spend on the development of Iridium CertusSM broadband to expand functionality on our Iridium NEXT satellites.
Selling, General and Administrative
Selling, general and administrative expenses increased by $7.1 million, or 18%, for the six months ended June 30, 2018 compared to the prior year period, primarily due to an increase in employee-related expenses and professional fees, as well as an increase in stock appreciation rights expense resulting from an increase in the share price of our common stock.
Depreciation and Amortization
Depreciation and amortization expense increased by $55.2 million, or 164%, for the six months ended June 30, 2018 compared to the prior year period, primarily due to the Iridium NEXT satellites placed into service during 2017 and during the first half of 2018.
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

In the first quarter of 2017, we recognized a $14.2 million gain consisting of (i) the derecognition of a purchase accounting liability of $11.0 million created when GHL Acquisition Corp. acquired Iridium in 2009 related to the fair value of the contractual arrangement with Boeing as of that date and (ii) the remainder of a credit, equal to $3.2 million, resulting from an O&M Agreement amendment in July 2010.

Other Expense
Interest Expense
Interest expense for the six months ended June 30, 2018 was $17.2 million, compared to interest income of $1.7 million for the prior year period. The increase is primarily related to less interest from the credit facility being capitalized as the average balance of satellites in construction has decreased as satellites are launched and placed into orbit. Additional interest expense was incurred as a result of the prepayment of the Thales bills of exchange during the six months ended June 30, 2018, which resulted in a $4.0 million loss on extinguishment of debt, representing premiums paid and the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recorded for the six months ended June 30, 2017.
Income Tax Expense
For the six months ended June 30, 2018, our income tax expense was $11.7 million, compared to income tax expense of $30.1 million for the prior year period. The decrease in income tax expense is primarily related to a decrease in our income before income taxes and the lower Federal corporate tax rate as a result of the Tax Act compared to the prior year. This decrease is partially offset by a decrease in the state tax benefit in the current year compared to the prior year which primarily consists of a nonrecurring adjustment to our deferred tax assets and liabilities related to a Maryland law change enacted in the current period. See "Income Taxes" in Note 10 to our financial statements included in this report for more detail on our assessment of the Tax Act.
In April 2018, Maryland enacted the single sales factor method for apportioning income to the state to be phased in over five years commencing in 2018. This change results in higher future Maryland taxes increasing our year-to-date income tax provision by $8.7 million for the impact on its existing deferred tax assets and liabilities. The current period tax provision also includes the impact of this law change on the deferred tax assets and liabilities expected to be generated during the year. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.
Net Income
Net income was $7.1 million for the six months ended June 30, 2018, compared to net income of $62.7 million for the prior year period. This decrease in net income was primarily the result of the $55.2 million increase in depreciation and amortization expense, $24.2 million increase in other operating expenses, $18.8 million increase in interest expense and the $14.2 million gain from the Boeing Insourcing Agreement in 2017 as described above, partially offset by the $38.0 million increase in revenue and the $18.5 million decrease in income tax expense as described above.

Liquidity and Capital Resources

As of June 30, 2018, our total cash and cash equivalents balance was $176.1 million, and our marketable securities balance was $199.8 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities on hand, as well as internally generated cash flows, including contracted cash flows from hosted payloads. Our principal liquidity requirements over the next twelve months are to meet capital expenditure needs, principally the continued deployment of Iridium NEXT, as well as for working capital, interest on the Credit Facility and the Notes, and principal payments on the Credit Facility.

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

On March 21, 2018, we issued $360.0 million in senior unsecured notes, or the Notes, including $9.5 million of deferred financing costs, for a net balance of $350.5 million in borrowings from the Notes. The Notes bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, beginning on October 15, 2018, and principal is repaid in full upon maturity. The proceeds of the Notes were used to prepay the outstanding deferred Thales bills of exchange of approximately $59.9 million issued pursuant to the Thales FSD, replenish the debt service reserve account, or DSRA, under the Credit Facility to $189.0 million, and is also being used to pay approximately $44.4 million in Thales milestones previously expected to be satisfied by the issuance of bills of exchange. The proceeds of the Notes also provided us with sufficient cash to meet our needs, including principal and interest payments under our Credit Facility. The Notes contain covenant requirements that apply to certain permitted financing actions, and are no more restrictive than the covenants in the Credit Facility. We were in compliance with all covenants under the Notes as of June 30, 2018.

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

Also on March 9, 2018, we entered into Amendment 32 to our FSD, pursuant to which we unwound the changes made in Amendment 29 which allowed for the deferral of certain milestone payments via bills of exchange totaling $100.0 million. Amendment 32 became effective on March 21, 2018 upon receipt of proceeds from the Notes. We utilized a portion of the proceeds from the Notes to prepay in full the $59.9 million due under the bills of exchange and will not utilize any new bills of exchange to defer future milestones under the FSD. In connection with the prepayment of the Thales bills of exchange, for the six months ended June 30, 2018, we recorded a $4.0 million loss on extinguishment of debt, included within interest expense, representing premiums paid and the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recorded for the six months ended June 30, 2017.

On March 20, 2018, we converted all outstanding shares of our Series A Preferred Stock into shares of common stock, resulting in the issuance of approximately 10.6 million shares of common stock. In order to convert the Series A Preferred Stock, we declared and paid all current and cumulative dividends on our Series A Preferred Stock and Series B Preferred Stock in the amounts of $7.0 million and $8.4 million, respectively. In compliance with the Credit Facility, subsequent to the dividend payment, we began the planned suspension of dividends to holders of the Series B Preferred Stock for five quarters, beginning with the June 2018 dividend payment.

We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

As of June 30, 2018, we reported an aggregate total of $1,773.9 million in borrowings, including $94.2 million of deferred financing costs, for a net balance of $1,679.7 million in borrowings under the Credit Facility in our condensed consolidated balance sheet. Pursuant to the Credit Facility, we maintain the DSRA. As of June 30, 2018, the DSRA balance was $189.7 million, which is classified as restricted cash and cash equivalents in our condensed consolidated balance sheet. This amount includes a minimum cash reserve for debt service related to the Credit Facility as well as the interest earned on these amounts. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

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

•
specified maximum leverage levels during the repayment period that decline from a ratio of 8.77 to 1 for the twelve months ended June 30, 2018 to a ratio of 2.00 to 1 for the twelve months ending December 31, 2024; and

•	a requirement that we receive at least $200.0 million in hosting fees from Aireon by December 31, 2023.

Our available cash balance, as defined by the Credit Facility, was $375.9 million as of June 30, 2018. Our debt-to-equity ratio was 0.52 to 1 as of June 30, 2018. Our debt service coverage ratio was 3.6 as of June 30, 2018, and our leverage was 6.2 to 1 for the twelve months ending June 30, 2018. We were also in compliance with the annual capital expenditures covenant as of December 31, 2017, the last point at which it was required to be measured.

The covenant regarding capital expenditures is calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of June 30, 2018, the last point at which it was measured, we had an available cure amount of $19.3 million, although it was not necessary for us to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Cash provided by operating activities	$141,088	$119,866	$21,222
Cash used in investing activities	$(403,058)	$(150,271)	$(252,787)
Cash provided by financing activities	$239,550	$16,634	$222,916
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2018 increased by $21.2 million from the prior year period principally due to working capital requirements primarily related to interest.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2018 increased by $252.8 million compared to the prior year period primarily due to an increase in net purchases of marketable securities and an increase in capital expenditures related to the timing of payments of our Iridium NEXT construction.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2018 increased by $222.9 million from the prior year period primarily due to the issuance of the Notes, offset in part by the related deferred financing fees, extinguishment of the Thales bills of exchange, principal repayments on the Credit Facility and the payment of cumulative preferred dividends as described above.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, collectability of accounts receivable, useful lives of property and equipment, long-lived assets and other intangible assets, inventory, internally developed software, deferred financing costs, asset retirement obligations, income taxes, stock-based compensation, warranty expenses, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Except as described in Note 9 to our financial statements with respect to revenue recognition, there have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We have borrowed an aggregate $1.8 billion under the Credit Facility as of June 30, 2018. A portion of the draws we made under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Based on the average outstanding borrowings under the Credit Facility for the three months ended June 30, 2018, a one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.
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
We also currently hold marketable securities consisting of commercial paper and fixed-income debt securities. As of June 30, 2018, a 100 basis point change in interest rates would not have had a material impact on the fair value of our marketable securities.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2018, we had $2,133.9 million of consolidated indebtedness on an actual basis, consisting of $1,773.9 million of indebtedness outstanding under the Credit Facility and $360.0 million of indebtedness outstanding under the Notes.

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

The Credit Facility also prohibits us from paying dividends to holders of our Series B Preferred Stock for a period of five quarters and at any point beyond that, if we are unable to certify that we anticipate being able to comply with the financial covenants of the Credit Facility for the next twelve months each time we declare a dividend. If we are unable to make that certification, we will not be able to pay the dividends on our outstanding preferred stock. As required by our amended Credit Facility, we announced a five-quarter deferral of dividends on the Series B Preferred Stock beginning with the dividends due June 15, 2018. If we do not pay dividends on our preferred stock for six quarterly periods (whether or not consecutive), the holders of the Series B Preferred Stock will have the power to elect two members of our board of directors. The interests of the holders of our preferred stock may differ from those of our other stockholders. In addition, any dividend we fail to pay will accrue, and the holders of our Series B Preferred Stock will be entitled to a preferential distribution of the original purchase price per share plus all accrued and unpaid dividends before any distribution may be made to holders of our common stock in connection with any liquidation event. Complying with these restrictions may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions.

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

We may be unable to offer one or more services in important regions of the world due to regulatory requirements, which could limit our growth.

While our constellation is capable of providing service globally, our ability to sell one or more types of service in some regions may be limited by local regulations. Some countries have specific regulatory requirements such as local domestic ownership requirements or requirements for physical gateways within their jurisdiction to connect traffic coming to and from their territory. In some countries, we may not be able to find an acceptable local partner or reach an agreement to develop additional gateways, or the cost of developing and deploying such gateways may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential users who require service in these areas. Also, other countries where we already provide service may impose similar requirements in the future, which could restrict our ability to continue to sell service in those countries. The inability to offer to sell our products and services in all major international markets could impair our international growth. In addition, the construction of such gateways in foreign countries may trigger and require us to comply with various U.S. regulatory requirements that could conflict with or contravene the laws or regulations of the local jurisdiction. Any of these developments could limit, delay or otherwise interfere with our ability to construct gateways or other infrastructure or network solutions around the world.

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

Recently enacted tax reform legislation, including the Tax Cuts and Jobs Act of 2017, or the “Tax Act”, resulted in significant changes to the Code, including, among other things, significantly reducing the statutory corporate U.S. federal income tax rate, imposing limitations on the ability to deduct interest expense and net operating losses and making changes to the way a U.S. multinational company’s foreign operations are taxed, including a one-time mandatory tax on deferred foreign earnings and the imposition of the “base erosion anti-abuse tax.” The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 was effective for reporting periods that include December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the anticipated effects of the Tax Act and recorded provisional amounts in our financial statements as of and for the year ended December 31, 2017. As we collect and prepare the necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. No such adjustments have been made for the three or six months ended June 30, 2018. These adjustments, if any, may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. While not complete as of June 30, 2018, the accounting for the tax effects of the Tax Act is expected to be completed in 2018.

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

10.1
Third Amended and Restated Limited Liability Company Agreement of Aireon LLC, between Aireon LLC; Iridium Satellite LLC; NAV CANADA; NAV CANADA Satellite, Inc.; Enav S.p.A.; ENAV North Atlantic LLC; Naviair; Naviair Surveillance A/S; Irish Aviation Authority Limited; and NATS, dated as of May 15, 2018.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the Securities and Exchange Commission on July 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):
(i)   Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017;
(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018 and 2017;
(iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: July 31, 2018