Form 10-Q
period 2018-09-30
Iridium Communications Inc.
filed 2018-10-25
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 18, 2018 was 111,338,834.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$381,454	$285,873
Marketable securities	—	11,753
Accounts receivable, net	73,531	68,031
Inventory	22,214	20,068
Prepaid expenses and other current assets	20,214	25,347
Total current assets	497,413	411,072
Property and equipment, net	3,356,948	3,210,162
Restricted cash and cash equivalents	190,912	102,384
Intangible assets, net	48,896	50,019
Other assets	12,516	8,414
Total assets	$4,106,685	$3,782,051
Liabilities and stockholders' equity
Current liabilities:
Short-term credit facility	$180,000	$85,500
Accounts payable	12,855	43,100
Accrued expenses and other current liabilities	47,866	32,215
Interest payable	63,235	15,021
Deferred revenue	21,195	38,390
Total current liabilities	325,151	214,226
Long-term credit facility, net	1,505,948	1,618,055
Long-term senior unsecured notes, net	350,531	—
Deferred income tax liabilities, net	259,248	246,170
Deferred revenue, net of current portion	61,892	47,612
Other long-term liabilities	4,134	59,519
Total liabilities	2,506,904	2,185,582

Commitments and contingencies

Stockholders' equity:
Series A preferred stock, $0.0001 par value, 1,000 shares authorized and issued; zero and 1,000 shares outstanding at September 30, 2018 and December 31, 2017	—	—
Series B preferred stock, $0.0001 par value, 500 shares authorized and issued; 497 and 500 shares outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value, 300,000 shares authorized, 111,321 and 98,203 shares issued and outstanding at September 30, 2018 and December 31, 2017	111	98
Additional paid-in capital	1,098,137	1,081,373
Retained earnings	509,294	518,794
Accumulated other comprehensive loss, net of tax	(7,761)	(3,796)
Total stockholders' equity	1,599,781	1,596,469
Total liabilities and stockholders' equity	$4,106,685	$3,782,051

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Services	$105,741	$89,902	$299,449	$258,298
Subscriber equipment	26,130	21,784	77,777	57,742
Engineering and support services	4,893	4,861	13,617	16,537
Total revenue	136,764	116,547	390,843	332,577

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	22,226	20,883	63,822	59,209
Cost of subscriber equipment	14,074	12,186	44,907	33,158
Research and development	5,058	3,981	15,207	10,222
Selling, general and administrative	27,255	18,471	74,016	58,099
Depreciation and amortization	62,140	22,944	151,096	56,652
Total operating expenses	130,753	78,465	349,048	217,340
Gain on Boeing transaction	—	—	—	14,189
Operating income	6,011	38,082	41,795	129,426

Other income (expense), net:
Interest income (expense), net	(20,145)	1,246	(37,295)	2,911
Other expense, net	(379)	(20)	(277)	(163)
Total other income (expense), net	(20,524)	1,226	(37,572)	2,748
Income (loss) before income taxes	(14,513)	39,308	4,223	132,174
Income tax benefit (expense)	1,657	(10,055)	(10,025)	(40,195)
Net income (loss)	(12,856)	29,253	(5,802)	91,979
Series A preferred stock dividends, declared and paid excluding cumulative dividends	—	—	1,750	1,750
Series B preferred stock dividends, declared and paid excluding cumulative dividends	—	—	2,109	2,109
Series A preferred stock dividends, undeclared	—	1,750	—	3,500
Series B preferred stock dividends, undeclared	2,084	2,109	4,193	4,218
Net income (loss) attributable to common stockholders	$(14,940)	$25,394	$(13,854)	$80,402
Weighted average shares outstanding - basic	111,592	98,290	107,840	97,716
Weighted average shares outstanding - diluted	111,592	127,188	107,840	126,839
Net income (loss) attributable to common stockholders per share - basic	$(0.13)	$0.26	$(0.13)	$0.82
Net income (loss) attributable to common stockholders per share - diluted	$(0.13)	$0.23	$(0.13)	$0.72
Comprehensive income (loss):
Net income (loss)	$(12,856)	$29,253	$(5,802)	$91,979
Foreign currency translation adjustments, net of tax	(1,070)	1,059	(3,981)	1,858
Unrealized gain (loss) on marketable securities, net of tax	(26)	8	16	1
Comprehensive income (loss)	$(13,952)	$30,320	$(9,767)	$93,838

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net cash provided by operating activities	$225,538	$203,218

Cash flows from investing activities:
Capital expenditures	(294,729)	(290,712)
Purchases of marketable securities	(235,528)	(4,991)
Sales and maturities of marketable securities	248,006	23,903
Net cash used in investing activities	(282,251)	(271,800)

Cash flows from financing activities:
Borrowings under the Credit Facility	—	22,207
Payments on the Credit Facility	(26,131)	—
Borrowings under the senior unsecured notes	360,000	—
Extinguishment of the Thales bills of exchange	(59,936)	—
Payment of deferred financing fees	(21,064)	(3,412)
Proceeds from exercise of stock options	5,860	3,128
Tax payment upon settlement of stock awards	(1,655)	(1,805)
Payment of Series A preferred stock dividends	(7,000)	(1,750)
Payment of Series B preferred stock dividends	(8,427)	(2,109)
Net cash provided by financing activities	241,647	16,259

Effect of exchange rate changes on cash and cash equivalents	(825)	139

Net increase in cash and cash equivalents	184,109	(52,184)
Cash, cash equivalents, and restricted cash, beginning of period	388,257	484,306
Cash, cash equivalents, and restricted cash, end of period	$572,366	$432,122

Supplemental cash flow information:
Interest paid	$37,345	$42,458
Income taxes paid, net	$772	$1,664

Supplemental disclosure of non-cash investing activities:
Property and equipment received but not yet paid for	$10,522	$80,138
Interest capitalized but not yet paid	$28,861	$36,157
Capitalized amortization of deferred financing costs	$14,052	$18,992
Capitalized stock-based compensation	$1,204	$2,227
Cost basis investment for settlement of accounts receivable	$3,300	$—

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

For the year ended December 31, 2017, the Company early adopted ASU No. 2016-15, Statement of Cash Flows (Topic 320): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The Company intends to apply the new guidance on the effective date of January 1, 2019. Reporting organizations are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company established a project team in order to analyze the effect of the standard on its leases by reviewing its current accounting policies to identify potential differences which would result from applying the requirements of the new standard to its leases. The Company currently anticipates utilizing the practical expedient to address all current operating leases for which it is the lessor. The Company is currently evaluating the effect ASU 2016-02 may have on its future condensed consolidated financial statements and related disclosures. A lease liability and related right-of-use asset will be recognized for operating lease arrangements where the Company is the lessee.

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

3. Cash and Cash Equivalents, Restricted Cash and Marketable Securities

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. These investments, along with cash deposited in institutional money market funds, commercial paper, regular interest bearing and non-interest bearing depository accounts, are classified as cash and cash equivalents in the accompanying condensed consolidated balance sheets.

The following table summarizes the Company’s cash and cash equivalents:

	September 30, 2018	December 31, 2017	Recurring Fair Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$16,562	$24,092
Money market funds	364,892	251,950	Level 2
Commercial paper	—	9,831	Level 2
Total cash and cash equivalents	$381,454	$285,873
Restricted Cash and Cash Equivalents
The Company is required to maintain a minimum cash reserve within a debt service reserve account ("DSRA") for debt service related to its $1.8 billion credit facility (as amended to date, the “Credit Facility”) (see Note 5). As of September 30, 2018 and December 31, 2017, the Company’s restricted cash and cash equivalents balances, which includes a minimum cash reserve for debt service related to the Credit Facility and the interest earned on these amounts, was $190.8 million and $102.3 million, respectively.
Marketable Securities
Marketable securities consisted of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments were classified as available-for-sale and are included in marketable securities within current assets in the accompanying condensed consolidated balance sheet. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold.
As of September 30, 2018, the Company did not hold any investment positions in marketable securities. As of December 31, 2017, the Company held $11.8 million in marketable securities, consisting of fixed-income debt securities and U.S. treasuries. Marketable securities due to mature within one year had a fair value of $11.5 million, and marketable securities due to mature between one and three years had a fair value of $0.3 million. During the nine months ended September 30, 2018, and during the twelve months ended December 31, 2017, there were no material realized gains or losses.

4. Commitments and Contingencies

Commitments

Thales

In June 2010, the Company executed a primarily fixed-price full scale development contract ("FSD") with Thales Alenia Space France ("Thales") for the design and build of its Iridium® NEXT satellites. The total price under the FSD is $2.3 billion, and the Company expects payment obligations under the FSD to continue through the first quarter of 2019. As of September 30, 2018, the Company had made aggregate payments of $2.2 billion to Thales, of which $1.5 billion were financed from borrowings under the Credit Facility, and were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets.

On March 9, 2018, the Company and Thales entered into Amendment 32 to the FSD, pursuant to which the Company and Thales unwound the changes made in Amendment 29, which allowed for the deferral of certain milestone payments totaling $100.0 million through the issuance of bills of exchange. Amendment 32 became effective on March 21, 2018 upon the receipt of proceeds from a senior unsecured notes offering (see Note 5). The Company utilized a portion of the proceeds from the senior unsecured notes to prepay in full the $59.9 million of amounts due under outstanding bills of exchange and will not utilize any new bills of exchange to defer future milestones under the FSD. In connection with the prepayment of the Thales bills of exchange, for the nine months ended September 30, 2018, the Company recorded a $4.0 million loss on extinguishment of debt, included within interest expense, representing premiums paid and the write-off of unamortized debt issuance costs. The Company had no loss on extinguishment of debt recorded for the three and nine months ended September 30, 2017.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches and a reflight option in the event of a launch failure is $448.1 million. The SpaceX Falcon 9 rocket is configured to carry ten Iridium NEXT satellites to orbit for each of these seven launches. In November 2016, the Company entered into an agreement for an eighth launch with SpaceX to launch five additional satellites and share the launch with GFZ German Research Centre for Geosciences (“GFZ”). This launch took place in May 2018. The total price under the SpaceX Agreement for the eighth launch was $61.9 million. GFZ paid Iridium $29.8 million to include in the launch NASA’s two Gravity Recovery and Climate Experiment Follow-On satellites. As of September 30, 2018, the Company had made aggregate payments of $498.9 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets. The Company expects payments to SpaceX to continue through the first quarter of 2019.

Iridium NEXT Launch and In-Orbit Insurance

As further discussed below, the Company was required, pursuant to its Credit Facility, to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. The launch and in-orbit insurance the Company has obtained contains elements, consistent with the terms of the Credit Facility, of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of the Iridium NEXT satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss or require the payment of additional premiums and could harm the Company’s financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue. The total premium for the Company’s current launch and in-orbit insurance is $121.0 million. As of September 30, 2018, the Company had made aggregate premium payments of $107.6 million.
Contingencies
From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

5. Debt

Credit Facility

In October 2010, the Company entered into its $1.8 billion credit facility with a syndicate of bank lenders, which was amended and restated on March 9, 2018 (as amended to date, the “Credit Facility”). As of September 30, 2018, the Company reported an aggregate total of $1,773.9 million in borrowings, including $88.0 million of deferred financing costs, for a net balance of $1,685.9 million in borrowings from the Credit Facility in the accompanying condensed consolidated balance sheet. Ninety-five percent of the Company's obligations under the Credit Facility are insured by Bpifrance Assurance Export S.A.S. ("BPIAE"). Future principal repayments with respect to the Credit Facility balance existing at September 30, 2018 by year and in the aggregate, are as follows:

Amount
(In thousands)
2018	54,000
2019	126,000
2020	216,000
2021	306,000
2022	306,000
Thereafter	765,869
Total credit facility commitments	$1,773,869
Unamortized deferred financing costs	87,921
Short-term credit facility	180,000
Long-term credit facility, net	$1,505,948

Under the terms of the Credit Facility, as of September 30, 2018, the Company is required to maintain a minimum cash reserve within the DSRA of $189.0 million, which is classified as restricted cash and cash equivalents on the accompanying condensed consolidated balance sheet. The Credit Facility is scheduled to mature in September 2024, subject to acceleration as described below.

As amended and restated, the Credit Facility allowed the Company to issue $360.0 million in senior unsecured notes (the "Notes") and (i) delayed a portion of the principal repayments scheduled under the Credit Facility for 2018, 2019 and 2020 into 2023 and 2024 pursuant to an amended repayment installment schedule, (ii) after funding of the DSRA back to $189.0 million, allowed the Company access to up to $87.0 million from the DSRA in the future if its projected cash level falls below $75.0 million, and (iii) adjusted the Company’s financial covenants, including eliminating covenants that required the Company to receive cash flows from hosted payloads and adding a covenant that requires the Company to receive $200.0 million in hosting fees from Aireon LLC, the Company's primary hosted payload customer, by December 2023. In the event that (a) the Company's cash balance exceeds $140.0 million after September 30, 2019 (subject to specified exceptions) or (b) the Company receives hosting fees from Aireon, the Company would be required pursuant to the Credit Facility to use 50% of such excess cash and up to $200.0 million of hosting fees to prepay the Credit Facility. In July 2018, pursuant to this provision, the Company prepaid the Credit Facility in the amount of $8.1 million of hosting fees received from Aireon. In addition, if any of the Company's senior unsecured notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity thereof, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022. Fees incurred related to the amended and restated Credit Facility were $10.4 million, which were capitalized as deferred financing costs and are being amortized over the remaining term.

Interest costs incurred under the Credit Facility were $31.5 million and $85.2 million for the three and nine months ended September 30, 2018, respectively, and $21.9 million and $64.7 million for the three and nine months ended September 30, 2017, respectively. Interest costs include original issue discount amortization of $6.3 million and $19.2 million, for the three and nine months ended September 30, 2018, respectively, and $8.3 million and $18.9 million for the three and nine months ended September 30, 2017, respectively. The amount of interest capitalized under the Credit Facility was $13.6 million and $62.6 million for the three and nine months ended September 30, 2018, respectively, and $30.4 million and $83.9 million for the three and nine months ended September 30, 2017, respectively. Scheduled semi-annual principal repayments began on April 3, 2018. During the repayment period, interest will be paid on the same date as the principal repayments. The increase in interest expense in 2018 reflects the decrease in the credit facility interest being capitalized as the average balance of satellites in construction has decreased due to additional satellites being placed in service. The Company was in compliance with all Credit Facility covenants as of September 30, 2018.

Senior Unsecured Notes

On March 21, 2018, the Company issued the Notes which bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, beginning on October 15, 2018, and principal is repaid in full upon maturity. The proceeds of the Notes were used to prepay the outstanding Thales bills of exchange, including premiums paid, of approximately $59.9 million issued pursuant to the FSD, replenish the DSRA under the Credit Facility to $189.0 million, and will be used to pay approximately $44.4 million in Thales milestones previously expected to be satisfied by the issuance of bills of exchange. The proceeds of the Notes also provided the Company with sufficient cash to meet its needs, including principal and interest payments under the Credit Facility. As of September 30, 2018, the Company reported an aggregate total of $360.0 million in borrowings under the Notes, including $9.5 million of deferred financing costs, for a net balance of $350.5 million in borrowings in the accompanying condensed consolidated balance sheet. The amount of interest capitalized under the Notes was $1.2 million and $2.4 million during the three and nine months ended September 30, 2018, respectively. No interest was capitalized under the Notes during the nine months ended September 30, 2017. The Notes contain covenant requirements that apply to certain permitted financing actions, and are no more restrictive than the covenants in the Credit Facility. The Company was in compliance with all covenant requirements of the Notes as of September 30, 2018.

The Company believes its liquidity sources will provide sufficient funds for it to meet its liquidity requirements for at least the next 12 months.

6. Boeing Insourcing Agreement

On January 3, 2017, the Company hired the majority of the employees and third-party contractors who were responsible for the operations and maintenance of the Company’s satellite constellation and ground infrastructure pursuant to an Insourcing Agreement with The Boeing Company. The Company paid Boeing $5.5 million, of which $2.75 million was paid in each of December 2016 and December 2017. As a result, the Company and Boeing terminated their previous Operations and Maintenance Agreement (“O&M Agreement”) and Iridium NEXT Support Service Agreement and entered into a new Development Services Agreement (“DSA”) with a $6.0 million minimum annual commitment through 2021. Boeing no longer has a unilateral right to commence the de-orbit of the Company’s first-generation satellites. The acquisition of this assembled workforce was recorded as a definite-

lived intangible asset in January 2017 and is being amortized over an estimated useful life of seven years. Additionally, by terminating the O&M Agreement, the Company recognized a $14.2 million gain in the first quarter of 2017, consisting of (i) the derecognition of a purchase accounting liability created when GHL Acquisition Corp. acquired Iridium Holdings LLC in 2009 related to the fair value of the contractual arrangement with Boeing as of that date, and (ii) the remainder of a credit resulting from a July 2010 Boeing contract amendment.

7. Stock-Based Compensation

In May 2017, the Company’s stockholders approved the amendment and restatement of the Company's 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. The Company registered with the SEC an additional 5,199,239 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 28,402,248 shares registered. Through September 30, 2018, the remaining aggregate number of shares of the Company's common stock available for future grants under the Amended 2015 plan was 13,271,104. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights and other equity securities as incentives and rewards for employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

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

During the nine months ended September 30, 2018 and 2017, the Company granted approximately 284,000 and 110,000 stock options, respectively, to its employees, with an estimated aggregate grant date fair value of $1.6 million and $0.5 million, respectively.

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

Service-Based RSUs

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, certain members of the Company's board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 110,000 and 96,000 service-based RSUs were granted to its directors as a result of these payments and elections during the nine months ended September 30, 2018 and 2017, respectively, with an estimated grant date fair value of $1.3 million and $1.0 million, respectively.

During the nine months ended September 30, 2018 and 2017, the Company granted approximately 900,000 and 964,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $10.7 million and $8.5 million, respectively.

In June 2018 and June 2017, the Company granted approximately 13,000 and 8,000 service-based RSUs, respectively, to non-employee consultants. The RSUs are generally subject to service-based vesting. The RSUs will vest 50% in June of the year after the grant and the remaining 50% will vest quarterly thereafter. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the nine months ended September 30, 2018 and 2017 was $0.2 million and $0.1 million, respectively.

Performance-Based RSUs

In March 2018 and 2017, the Company granted approximately 474,000 and 1,190,000 performance-based RSUs to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $5.6 million and $10.5 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals over a one-year period (fiscal year 2018 for the 2018 Bonus RSUs and fiscal year 2017 for the 2017 Bonus RSUs). The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2018 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the 2018 Bonus RSUs will vest, subject to continued employment, in March 2019. A portion of the 2017 Bonus RSUs vested in March 2018 upon the determination of the level of achievement of the performance goals.

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

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of September 30, 2018.

Series A Cumulative Perpetual Convertible Preferred Stock

In the fourth quarter of 2012, the Company issued 1.0 million shares of its 7.00% Series A Cumulative Perpetual Convertible Preferred Stock (the "Series A Preferred Stock") in a private offering. During the three months ended March 31, 2018, the Company's daily volume-weighted average stock price remained at or above $12.26 per share for a period of 20 out of 30 trading days, thereby allowing for the conversion of the Series A Preferred Stock at the election of the Company. On March 20, 2018, the Company converted all outstanding shares of its Series A Preferred Stock into shares of common stock, resulting in the issuance of 10,599,974 shares of common stock. The Company declared and paid all current and cumulative dividends to holders of record of Series A Preferred Stock as of March 8, 2018. As such, the Company paid cash dividends of zero and $7.0 million to the holders of the Series A Preferred Stock during the three and nine months ended September 30, 2018, respectively. The Company paid cash dividends of zero and $1.8 million to holders of the Series A Preferred Stock during the three and nine months ended September 30, 2017, respectively.

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

As of September 30, 2018, there were 497,000 shares of Series B Preferred Stock outstanding. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 6.75% per annum of the $250 liquidation preference per share (equivalent to an annual rate of $16.875 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series B Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series B Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up. Holders of Series B Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series B Preferred Stock may convert some or all of their outstanding Series B Preferred Stock at an initial conversion rate of 33.456 shares of common stock per $250 liquidation preference, which is equivalent to an initial conversion price of approximately $7.47 per share of common stock (subject to adjustment in certain events).

In connection with the conversion of the Series A Preferred Stock described above, the Company declared and paid all current and cumulative dividends to holders of record of Series B Preferred Stock as of March 8, 2018. The Company paid cash dividends of zero and $8.4 million to holders of the Series B Preferred Stock during the three and nine months ended September 30, 2018, respectively. In compliance with the Credit Facility, subsequent to the $8.4 million dividend payment, the Company began the planned suspension of dividends to holders of the Series B Preferred Stock for five quarters, beginning with the dividend payment that otherwise would have required payment on June 15, 2018. The Company paid cash dividends of zero and $2.1 million to holders of the Series B Preferred Stock during the three and nine months ended September 30, 2017, respectively.

On or after May 15, 2019, the Company may, at its option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions, including (i) a daily volume-weighted average stock price of at least $11.21 per share over a period of 20 trading days in a 30-day period and (ii) the payment of cumulative dividends. In the event of certain specified fundamental changes, holders of the Series B Preferred Stock will have the right to convert some or all of their shares of Series B Preferred Stock into the greater of (i) a number of shares of the Company’s common stock as subject to adjustment plus the make-whole premium, if any, and (ii) a number of shares of the Company’s common stock equal to the lesser of (a) the liquidation preference divided by the market value of the Company’s common stock on the effective date of such fundamental change and (b) 81.9672 (subject to adjustment). In certain circumstances, the Company may elect to cash settle any conversions in connection with a fundamental change. Any suspended dividends are required to be paid prior to conversion by the Company.

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

In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the standard using the modified retrospective method with a cumulative effect adjustment recorded to reduce opening retained earnings by $15.7 million. This method required application of the new guidance at the beginning of the earliest comparative period presented for revenue agreements that were not substantially complete as of the date of adoption. The Company does not disclose the value of unsatisfied performance obligations because the majority of its contracts have expected lengths of one year or less. The Company did not retrospectively restate contracts with modifications prior to the earliest period presented, but instead reflected the aggregate effect of all modifications at transition.

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

Services sold to the U.S. government. The Company provides airtime and airtime support to U.S. government and other authorized customers pursuant to the Enhanced Mobile Satellite Services (“EMSS”) contract managed by the Defense Information Systems Agency (“DISA”). Effective October 22, 2013, the Company executed a five-year EMSS contract, managed by DISA. Under the terms of this agreement, authorized customers continue to utilize airtime services, provided through the U.S. Department of Defense’s (“DoD”) dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast and Distributed Tactical Communications Services (“DTCS”) services for an unlimited number of DoD and other federal subscribers. The fixed-price rate for the remaining contract year, which ran through October 21, 2018, is $88 million per year. The EMSS contract was extended for an additional six months at the same rate and now expires in April 2019. Under this contract, revenue is based on the annual fee for the fixed-price contract with unlimited subscribers, and is recognized on a straight-line basis over each contractual year. The U.S. government purchases its subscriber equipment from third-party distributors and not directly from the Company.

The following table summarizes the Company’s services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Commercial voice and data services	$51,468	$46,485	$143,909	$132,333
Commercial IoT data services	22,632	19,181	63,250	54,616
Hosted payload and other data services	9,641	2,236	26,290	5,349
Government services	22,000	22,000	66,000	66,000
Total services	$105,741	$89,902	$299,449	$258,298

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

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Commercial	$347	$784	$542	$1,991
Government	4,546	4,077	13,075	14,546
Total	$4,893	$4,861	$13,617	$16,537

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $11.2 million and $9.5 million for the three months ended September 30, 2018 and 2017, respectively, and $36.0 million and $25.5 million for the nine months ended September 30, 2018 and 2017, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated prepaid usage period. The contract assets not separately disclosed are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Contract Assets:
Commissions	$1,019	$1,555
Other Contract Costs	$3,701	$3,753

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

Adopting the new standard had an immaterial impact on the Company’s financial statements. The impact of the implementation of the new revenue standard on the Company's condensed consolidated balance sheets, as compared to accounting under prior revenue guidance (Accounting Standards Codification ("ASC") Topic 605), was as follows:

	September 30, 2018
	As reported	Adjustment	As adjusted
	(in thousands)
Prepaid expenses and other current assets	$20,214	$477	$20,691

Deferred revenue	21,195	19,654	40,849
Deferred revenue, net of current portion	61,892	(2,782)	59,110
Other long-term liabilities	4,134	(3,960)	174

Retained earnings	509,294	(12,436)	496,858

The impact of the implementation of the new standard on the Company's condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
	As reported	Adjustment	As adjusted	As reported	Adjustment	As adjusted
	(in thousands)
Service revenue	$105,741	(5)	105,736	$299,449	(1,187)	298,262

Cost of services	22,226	(30)	22,196	63,822	(94)	63,728

Income (loss) before income taxes	(14,513)	25	(14,488)	4,223	(1,094)	3,129
Income tax benefit (expense)	1,657	108	1,765	(10,025)	396	(9,629)
Net loss	$(12,856)	133	(12,723)	$(5,802)	(698)	(6,500)

10. Income Taxes

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (“Tax Act”). SAB 118 was effective for reporting periods that include December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects of the Tax Act and recorded provisional amounts in its December 31, 2017 financial statements for the remeasurement of its deferred tax assets/liabilities for an estimated net tax benefit of $150.9 million, as well as an estimated one time taxable income amount of $2.3 million for the deemed repatriation of certain foreign subsidiary untaxed earnings with an estimated deferred tax asset of $0.8 million associated with foreign taxes paid on those earnings. During the current period, the Company has updated its provisional estimates for these items. The Company currently estimates a net tax benefit of $150.4 million related to the remeasurement of its December 31, 2017 deferred tax assets and liabilities. It also currently estimates additional taxable income of $3.2 million reflected in its 2017 tax return for the deemed repatriation of certain foreign subsidiary earnings not previously subject to U.S. tax and a deferred tax asset of $0.8 million for the related foreign taxes paid on those earnings. The adjustments to the provisional amounts do not have a material impact on the Company's financial statements.

As the Company continues to collect and prepare the necessary data, and interprets the remaining provisions of the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies of the Tax Act, it may make additional adjustments to its provisional estimates. Any such adjustments may materially impact the Company's provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed during 2018 within the one-year measurement period prescribed in SAB 118.

In April 2018, Maryland enacted the single sales factor method for apportioning income to the state to be phased in over five years commencing in 2018. This change results in higher future Maryland taxes for the Company, increasing its year-to-date income tax provision by $8.5 million for the impact on its existing deferred tax assets and liabilities. If the Company's current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

11. Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options, is computed using the treasury stock method. The effect of potential dilutive common shares from the conversion of outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. As noted above, the Series A Preferred Stock was converted into shares of common stock on March 20, 2018. The RSUs granted to members of the Company’s board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. As a result, the calculation of basic and diluted net income per share excludes net income attributable to the unvested RSUs granted to the Company’s board of directors from the numerator and excludes the impact of the unvested RSUs granted to the Company’s board of directors from the denominator.

The computations of basic and diluted net income (loss) per share are as follows:

	Three Months Ended September 30,
	2018	2017
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(14,940)	$25,394
Net (income) loss allocated to participating securities	15	(25)
Numerator for basic net income (loss) per share	(14,925)	25,369
Dividends on Series A Preferred Stock, excluding cumulative dividends	—	1,750
Dividends on Series B Preferred Stock, excluding cumulative dividends	—	2,109
Numerator for diluted net income (loss) per share	$(14,925)	$29,228

Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding common shares	111,592	98,290
Dilutive effect of stock options	—	1,515
Dilutive effect of contingently issuable shares	—	54
Dilutive effect of Series A Preferred Stock	—	10,602
Dilutive effect of Series B Preferred Stock	—	16,727
Denominator for diluted net income (loss) per share	111,592	127,188
Net income (loss) per share attributable to common stockholders - basic	$(0.13)	$0.26
Net income (loss) per share attributable to common stockholders - diluted	$(0.13)	$0.23

For the three months ended September 30, 2018, options to purchase 0.1 million shares of common stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive, and 0.8 million unvested performance-based RSUs were not included in the computation of basic and diluted net loss per share as certain performance criteria had not been satisfied. For the three months ended September 30, 2017, 1.7 million unvested non-performance-based RSUs were not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.1 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria had not been satisfied.

For the three months ended September 30, 2018, $2.1 million in cumulative unpaid dividends to holders of the Series B Preferred Stock were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net loss attributable to common stockholders. For the three months ended September 30, 2017, $1.8 million and $2.1 million in cumulative unpaid dividends to holders of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net income attributable to common stockholders. For the three months ended September 30, 2018, 16.7 million as-if converted shares of the Series B Preferred Stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive.

	Nine Months Ended September 30,
	2018	2017
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(13,854)	$80,402
Net (income) loss allocated to participating securities	14	(79)
Numerator for basic net income (loss) per share	(13,840)	80,323
Dividends on Series A Preferred Stock, excluding cumulative dividends	—	5,250
Dividends on Series B Preferred Stock, excluding cumulative dividends	—	6,327
Numerator for diluted net income (loss) per share	$(13,840)	$91,900

Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding common shares	107,840	97,716
Dilutive effect of stock options	—	1,407
Dilutive effect of contingently issuable shares	—	387
Dilutive effect of Series A Preferred Stock	—	10,602
Dilutive effect of Series B Preferred Stock	—	16,727
Denominator for diluted net income (loss) per share	107,840	126,839
Net income (loss) per share attributable to common stockholders - basic	$(0.13)	$0.82
Net income (loss) per share attributable to common stockholders - diluted	$(0.13)	$0.72

For the nine months ended September 30, 2018, options to purchase 0.3 million shares of common stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive, and 0.7 million unvested performance-based RSUs were not included in the computation of basic and diluted net loss per share, as certain performance criteria had not been satisfied. For the nine months ended September 30, 2017, 1.6 million unvested non-performance-based RSUs and options to purchase 0.1 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.4 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria had not been satisfied.

For the nine months ended September 30, 2018, $4.2 million in cumulative unpaid dividends to holders of the Series B Preferred Stock were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net loss attributable to common stockholders. For the nine months ended September 30, 2017, $3.5 million and $4.2 million in cumulative unpaid dividends to holders of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net income attributable to common stockholders. For the nine months ended September 30, 2018, 3.0 million as-if converted shares of the Series A Preferred Stock and 16.7 million as-if converted shares of the Series B Preferred Stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive.

12. Related Party Transactions

Aireon LLC

The Iridium NEXT constellation hosts the AireonSM system, which will provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast ("ADS-B") receivers on the Iridium NEXT satellites. Iridium formed Aireon LLC ("Aireon") in 2011, with subsequent investments from the air navigation service providers ("ANSPs") of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to pay Iridium a fee to host the ADS-B receivers on Iridium NEXT, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. Pursuant to agreements with Aireon, Aireon will pay Iridium fees of $200.0 million to host the ADS-B receivers on Iridium NEXT and additional power fees of approximately $2.8 million per year (the "Hosting Agreement"), as well as data services fees of up to approximately $19.8 million per year for the delivery of the air traffic surveillance data over the Iridium NEXT system (the "Data Services Agreement"). The Aireon ADS-B receivers on the Iridium NEXT satellites are activated on an individual basis as the Iridium NEXT satellite begins carrying traffic.

At September 30, 2018, the Company had a fully diluted ownership stake in Aireon of approximately 35.7%, subject to certain redemption provisions contained in the Amended and Restated Limited Liability Company Agreement (the "Aireon LLC Agreement").

Under the Company's Hosting Agreement, the $200.0 million due is interest-bearing for amounts not paid on time. The Company had previously determined there was not sufficient support that Aireon will be able to make the payments due under the Hosting Agreement. As of September 30, 2018, the Company had received $8.1 million under the Hosting Agreement.

In July 2018, the Company and Aireon amended certain terms of the Hosting Agreement. As amended, the Company is scheduled to receive an additional payment of $6.4 million in December 2018 and semi-annual payments of $8.0 million beginning in June of 2019 until the hosting fees are paid in full, without any contingency relating to Aireon's ability to raise debt. Aireon continues to be obligated to pay the Company in full the remaining portion of the $200.0 million in hosting fees when they are able to raise debt to do so. As a result of the amendment and an updated financial collectability assessment, as of September 30, 2018, the Company recognized $10.2 million of revenue related to total cumulative hosting services rendered to date.

Under the Data Services Agreement, Aireon pays the Company monthly data service payments on a per satellite basis beginning on each satellite's in-service date. The Company recorded data service revenue from Aireon of $2.6 million and $6.2 million for the three and nine months ended September 30, 2018, respectively. Revenues recorded for the three and nine months ended September 30, 2017 were immaterial.

Under two services agreements, the Company also provides administrative services and support services, including services relating to Aireon's hosted payload operations center to Aireon, which are paid monthly. The Company also subleases office space to Aireon. Aireon receivables due to the Company under all agreements totaled $3.3 million and $0.6 million at September 30, 2018 and December 31, 2017, respectively.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 160 service providers, approximately 230 value-added resellers, or VARs, and approximately 90 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.
At September 30, 2018, we had approximately 1,092,000 billable subscribers worldwide, representing an increase of 15% from approximately 949,000 billable subscribers at September 30, 2017. We have a diverse customer base, with end users in the following lines of business: land-based handset; Internet of Things, or IoT; maritime; aviation; and government.
We recognize revenue from both the sale of equipment and the provision of services. Over the past several years, an increasing proportion of our revenue has been derived from service revenue, including revenue from hosting and data services, and we expect that trend to continue.
We are in the process of replacing our first generation constellation with our Iridium NEXT satellite constellation, which we expect to complete in 2018, and which will use the same interlinked mesh architecture as our first-generation constellation, with 66 operational satellites, as well as in-orbit and ground spares. As of September 30, 2018, of the 65 Iridium NEXT satellites we have launched to date, 60 have been placed into service, one is drifting to an adjacent plane and four are in-orbit spares.
We have contracted with Thales Alenia Space France, or Thales, to construct the Iridium NEXT satellites, which are compatible with our first-generation constellation and current end-user equipment, so that as we launch Iridium NEXT satellites, we have replaced the first-generation satellites in our constellation without affecting the service to our end users. We have launched 65 satellites on six dedicated Falcon 9 rockets and one shared Falcon 9 rocket launched by Space Exploration Technologies Corporation, or SpaceX, and we expect to launch the final 10 satellites on a dedicated Falcon 9 rocket in December. We estimate the costs associated with the design, build and launch of Iridium NEXT and related ground infrastructure upgrades through 2018 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds drawn under our $1.8 billion credit facility, or the Credit Facility, which was fully drawn as of February 2017, together with cash on hand and internally generated cash flows, including contracted cash flows from hosted payloads.
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

Recent Developments

Iridium NEXT

As described above, as of September 30, 2018, we had completed seven out of eight scheduled Iridium NEXT launches. Our insurance program includes our ground spares and a prepaid relaunch right with SpaceX to self-insure a portion of our launch and in-orbit risks, as permitted under the Credit Facility. While we believe this has enabled us to obtain insurance at a substantially lower cost than would have been possible without the spares and relaunch right, if we use our spares to replace lost satellites, we could decide to purchase additional satellites to maintain a backup supply of spares. The cost of such additional spares is not included in the $3 billion estimated cost for the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	increased demand for communications services by disaster and relief agencies and emergency first responders;

•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	a growing number of new products and services and related applications;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the ability to offer our services in additional countries.
Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to complete the deployment of Iridium NEXT;

•	our ability to develop and launch new and innovative products and services for Iridium NEXT, including Iridium CertusSM;

•	Aireon LLC’s ability to successfully deploy and market its space-based ADS-B, global aviation monitoring service, which is carried as a hosted payload on the Iridium NEXT system;

•	Aireon’s ability to pay in full its hosting fees to us;

•	our ability to maintain the health, capacity, control and level of service of our remaining first-generation satellites through the completion of Iridium NEXT;

•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	market acceptance of our products, including Iridium CertusSM;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

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

Comparison of Our Results of Operations for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	% of Total Revenue	2017	% of Total Revenue	Change
($ in thousands)					Dollars	Percent
Revenue:
Services	$105,741	77%	$89,902	77%	$15,839	18%
Subscriber equipment	26,130	19%	21,784	19%	4,346	20%
Engineering and support services	4,893	4%	4,861	4%	32	1%
Total revenue	136,764	100%	116,547	100%	20,217	17%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	22,226	16%	20,883	18%	1,343	6%
Cost of subscriber equipment	14,074	10%	12,186	10%	1,888	15%
Research and development	5,058	4%	3,981	3%	1,077	27%
Selling, general and administrative	27,255	20%	18,471	16%	8,784	48%
Depreciation and amortization	62,140	45%	22,944	20%	39,196	171%
Total operating expenses	130,753	95%	78,465	67%	52,288	67%
Operating income	6,011	5%	38,082	33%	(32,071)	(84)%

Other income (expense):
Interest income (expense), net	(20,145)	(15)%	1,246	1%	(21,391)	(1,717)%
Other expense, net	(379)	—%	(20)	—%	(359)	1,795%
Total other income (expense), net	(20,524)	(15)%	1,226	1%	(21,750)	(1,774)%
Income (loss) before income taxes	(14,513)	(10)%	39,308	34%	(53,821)	(137)%
Income tax benefit (expense)	1,657	1%	(10,055)	(9)%	11,712	(116)%
Net income (loss)	$(12,856)	(8)%	$29,253	25%	$(42,109)	(144)%

Revenue
Commercial Service Revenue

	Three Months Ended September 30,
	2018			2017			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$51.5	367	$47	$46.5	368	$43	$5.0	(1)	$4
Commercial IoT data	22.6	612	13	19.2	486	13	3.4	126	—
Hosted payload and other data services	9.6	N/A		2.2	N/A		7.4	N/A
Total Commercial	$83.7	979		$67.9	854		$15.8	125

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

For the three months ended September 30, 2018, commercial voice and data revenue increased by $5.0 million, or 11%, from the prior year period principally due to an increase in average revenue per unit resulting from certain price increases in access fees and growth in Iridium OpenPort® subscribers.
For the three months ended September 30, 2018, commercial IoT data revenue increased by $3.4 million, or 18%, from the prior year period primarily due to a 26% increase in commercial IoT data billable subscribers.
Hosted payload and other data service revenue increased by $7.4 million, or 336%, from the prior year primarily due to revenue recognition from hosting services related to Aireon, increased data services due to an increase in the number of Iridium NEXT satellites in service and increased satellite timing and location services.
We anticipate continued growth in billable commercial subscribers for the remainder of 2018.
Government Service Revenue

	Three Months Ended September 30,
	2018		2017		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$22.0	113	$22.0	95	$—	18

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to a five-year EMSS contract executed in October 2013 and managed by DISA. Under the terms of this agreement, authorized customers utilize certain Iridium airtime services provided through the U.S. Department of Defense’s, or DoD’s, dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast, and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers. The service fee under the EMSS contract is fixed at $88 million per year for the remainder of the term, and is not based on subscribers or usage, allowing an unlimited number of users access to such existing services. The EMSS contract was extended for an additional six months at the same rate and now expires in April 2019. We have begun discussions with the U.S. government on a new EMSS contract, which we expect to enter into in 2019.
Subscriber Equipment Revenue
Subscriber equipment revenue increased by $4.3 million, or 20%, for the three months ended September 30, 2018 compared to the prior year period. This increase was primarily due to an increase in volume of L-band transceiver unit sales and handset sales.
We expect our full year subscriber equipment revenue for 2018 to exceed the prior year.

Engineering and Support Service Revenue

	Three Months Ended September 30,
	2018	2017	Change
	(Revenue in millions)
Commercial	0.3	0.8	$(0.5)
Government	4.6	4.1	0.5
Total	$4.9	$4.9	$—
Engineering and support service revenue remained flat for the three months ended September 30, 2018 compared to the prior year period.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $1.3 million, or 6%, for the three months ended September 30, 2018 from the prior year period, primarily as a result of in-orbit insurance costs from Iridium NEXT satellites placed into service during 2017 and through the first nine months of 2018.
We expect our in-orbit insurance expenses to remain consistent through 2018 as we place Iridium NEXT satellites into service throughout the launch campaign.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $1.9 million, or 15%, for the three months ended September 30, 2018 compared to the prior year period primarily due to increased subscriber equipment revenue primarily from increased volume of handset sales and L-band transceiver unit sales.
Research and Development
Research and development expenses increased by $1.1 million, or 27%, for the three months ended September 30, 2018 compared to the prior year period due to increased spend on the development of the Iridium CertusSM broadband service on our Iridium NEXT satellites.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $8.8 million, or 48%, for the three months ended September 30, 2018 compared to the prior year period, primarily due to an increase in employee-related expenses and professional fees, including an increase in stock appreciation rights expense resulting from an increase in the share price of our common stock.

Depreciation and Amortization
Depreciation and amortization expense increased by $39.2 million, or 171%, for the three months ended September 30, 2018 compared to the prior year period, primarily due to the Iridium NEXT satellites placed into service during 2017 and through the first nine months of 2018.
Other Expense
Interest Income (Expense)
Interest expense for the three months ended September 30, 2018 was $20.1 million, compared to interest income of $1.2 million for the prior year period. The increase in interest expense is primarily related to a decrease in the credit facility interest being capitalized as the average balance of satellites in construction has decreased as additional satellites are launched and placed into orbit.
Income Tax Benefit (Expense)
For the three months ended September 30, 2018, our income tax benefit was $1.7 million, compared to income tax expense of $10.1 million for the prior year period. The decrease in income tax expense is primarily related to a decrease in net income before income taxes and the lower Federal corporate tax rate as a result of the Tax Act, compared to the prior year. See Note 10 to our condensed consolidated financial statements for more detail on our assessment of the Tax Act.
Net Income (Loss)
Net loss was $12.9 million for the three months ended September 30, 2018, compared to net income of $29.3 million for the prior year period, primarily resulting from the $39.2 million increase in depreciation and amortization expense, the $13.1 million increase in other operating expenses and the $21.4 million increase in interest expense, net, as described above, partially offset by the $20.2 million increase in total revenues and the $11.7 million decrease in income tax expense as described above.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	% of Total Revenue	2017	% of Total Revenue	Change
($ in thousands)					Dollars	Percent
Revenue:
Services	$299,449	77%	$258,298	78%	$41,151	16%
Subscriber equipment	77,777	20%	57,742	17%	20,035	35%
Engineering and support services	13,617	3%	16,537	5%	(2,920)	(18)%
Total revenue	390,843	100%	332,577	100%	58,266	18%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	63,822	16%	59,209	18%	4,613	8%
Cost of subscriber equipment	44,907	11%	33,158	10%	11,749	35%
Research and development	15,207	4%	10,222	3%	4,985	49%
Selling, general and administrative	74,016	19%	58,099	17%	15,917	27%
Depreciation and amortization	151,096	39%	56,652	17%	94,444	167%
Total operating expenses	349,048	89%	217,340	65%	131,708	61%

Gain on Boeing transaction	—	—%	14,189	4%	(14,189)	(100)%

Operating income	41,795	11%	129,426	39%	(87,631)	(68)%

Other income (expense):
Interest income (expense), net	(37,295)	(10)%	2,911	1%	(40,206)	(1,381)%
Other expense, net	(277)	—%	(163)	—%	(114)	70%
Total other income (expense), net	(37,572)	(10)%	2,748	1%	(40,320)	(1,467)%
Income before income taxes	4,223	1%	132,174	40%	(127,951)	(97)%
Income tax expense	(10,025)	(3)%	(40,195)	(12)%	30,170	(75)%
Net income (loss)	$(5,802)	(1)%	$91,979	28%	$(97,781)	(106)%

Revenue
Commercial Service Revenue

	Nine Months Ended September 30,
	2018			2017			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$143.9	367	$44	$132.4	368	$41	$11.5	(1)	$3
Commercial IoT data	63.3	612	13	54.6	486	13	8.7	126	—
Hosted payload and other data services	26.3	N/A		5.3	N/A		21.0	N/A
Total Commercial	$233.5	979		$192.3	854		$41.2	125

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

For the nine months ended September 30, 2018, commercial voice and data revenue increased by $11.5 million, or 9%, from the prior year period principally due to an increase in average revenue per unit resulting from certain price increases in access fees and growth in Iridium OpenPort® subscribers.
For the nine months ended September 30, 2018, commercial IoT data revenue increased by $8.7 million, or 16%, from the prior year period primarily due to a 26% increase in commercial IoT data billable subscribers.
Hosted payload and other data service revenue increased by $21.0 million, or 396%, from the prior year primarily due to revenue recognition from hosting services related to Aireon, increased data services due to an increase in the number of Iridium NEXT satellites in orbit and increased satellite timing and location services.
We anticipate continued growth in billable commercial subscribers for the remainder of 2018.
Government Service Revenue

	Nine Months Ended September 30,
	2018		2017		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)

Government service revenue	$66.0	113	$66.0	95	$—	18

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to a five-year EMSS contract executed in October 2013 and managed by DISA. Under the terms of this agreement, authorized customers utilize certain Iridium airtime services provided through the U.S. Department of Defense’s, or DoD’s, dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast, and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers. The service fee under the EMSS contract is fixed at $88 million per year for the remainder of the term, and is not based on subscribers or usage, allowing an unlimited number of users access to such existing services. The EMSS contract was extended for an additional six months at the same rate and now expires in April 2019. We have begun discussions with the U.S. government on a new EMSS contract, which we expect to enter into in 2019.
Subscriber Equipment Revenue
Subscriber equipment revenue increased by $20.0 million, or 35%, for the nine months ended September 30, 2018 compared to the prior year period. This increase was primarily due to an increase in volume of handset sales and L-band transceiver unit sales.
We expect our full year subscriber equipment revenue for 2018 to exceed the prior year.

Engineering and Support Service Revenue

	Nine Months Ended September 30,
	2018	2017	Change
	(Revenue in millions)
Commercial	$0.5	$2.0	$(1.5)
Government	13.1	14.5	(1.4)
Total	$13.6	$16.5	$(2.9)
Engineering and support service revenue decreased by $2.9 million, or 18%, for the nine months ended September 30, 2018 compared to the prior year period primarily as a result of a decrease in the volume of contracted work.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $4.6 million, or 8%, for the nine months ended September 30, 2018 from the prior year period, primarily as a result of in-orbit insurance costs from Iridium NEXT satellites placed into service during 2017 and through the first nine months of 2018. The increase was partially offset by a decrease in volume of contracted work.
We expect our in-orbit insurance expenses to remain consistent through 2018 as we place Iridium NEXT satellites into service throughout the launch campaign, which we expect to complete in 2018.
Cost of Subscriber Equipment
Cost of subscriber equipment increased by $11.7 million, or 35%, for the nine months ended September 30, 2018 compared to the prior year period primarily due to increased subscriber equipment revenue from increased volume of handset sales and L-band transceiver unit sales.
Research and Development
Research and development expenses increased by $5.0 million, or 49%, for the nine months ended September 30, 2018 compared to the prior year period due to increased spend on the development of Iridium CertusSM broadband to expand functionality on our Iridium NEXT satellites.
Selling, General and Administrative
Selling, general and administrative expenses increased by $15.9 million, or 27%, for the nine months ended September 30, 2018 compared to the prior year period, primarily due to an increase in employee-related expenses and professional fees, as well as an increase in stock appreciation rights expense resulting from an increase in the share price of our common stock.
Depreciation and Amortization
Depreciation and amortization expense increased by $94.4 million, or 167%, for the nine months ended September 30, 2018 compared to the prior year period, primarily due to an increase in the average number of Iridium NEXT satellites placed into service during 2017 and during the first nine months of 2018.
Gain on Boeing Transaction

On January 3, 2017, pursuant to an Insourcing Agreement with Boeing, we hired the majority of Boeing employees and third party contractors who were responsible for the operations and maintenance of our satellite constellation and ground infrastructure. As a result, we and Boeing terminated our previous Operations and Maintenance Agreement, or O&M Agreement, and our previous Iridium NEXT Support Service Agreement and entered into a new Development Services Agreement, or DSA, with a $6.0 million annual take-or-pay commitment through 2021.

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

Other Income (Expense)
Interest Income (Expense)
Interest expense for the nine months ended September 30, 2018 was $37.3 million, compared to interest income of $2.9 million for the prior year period. The increase is primarily related to less interest from the credit facility being capitalized as the average balance of satellites in construction has decreased as satellites are launched and placed into orbit. Additional interest expense was incurred as a result of the issuance of the senior unsecured notes and the prepayment of the Thales bills of exchange during the nine months ended September 30, 2018, which resulted in a $4.0 million loss on extinguishment of debt, representing premiums paid and the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recorded for the nine months ended September 30, 2017.
Income Tax Expense
For the nine months ended September 30, 2018, our income tax expense was $10.0 million, compared to income tax expense of $40.2 million for the prior year period. The decrease in income tax expense is primarily related to a decrease in our net income before income taxes and the lower Federal corporate tax rate as a result of the Tax Act compared to the prior year. This decrease is partially offset by higher state tax expense in the current year compared to the prior year, which primarily consists of a nonrecurring adjustment to our deferred tax assets and liabilities related to a Maryland law change enacted in April 2018 and an increased tax expense for state net operating loss valuation allowance. See Note 10 to our condensed consolidated financial statements for more detail on our assessment of the Tax Act.
In April 2018, Maryland enacted the single sales factor method for apportioning income to the state to be phased in over five years commencing in 2018. This change results in higher future Maryland taxes increasing our year-to-date income tax provision by $8.5 million for the impact on its existing deferred tax assets and liabilities. The current period tax provision also includes the impact of this law change on the deferred tax assets and liabilities expected to be generated during the year. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.
Net Income (Loss)
Net loss was $5.8 million for the nine months ended September 30, 2018, compared to net income of $92.0 million for the prior year period. This decrease in net income was primarily the result of the $94.4 million increase in depreciation and amortization expense, $37.3 million increase in other operating expenses, $40.2 million increase in interest expense, net and the $14.2 million gain from the Boeing Insourcing Agreement in 2017 as described above, partially offset by the $58.3 million increase in revenue and the $30.2 million decrease in income tax expense as described above.

Liquidity and Capital Resources

As of September 30, 2018, our total cash and cash equivalents balance was $381.5 million. Our principal sources of liquidity are cash, cash equivalents and marketable securities on hand, as well as internally generated cash flows, including contracted cash flows from hosted payloads. Our principal liquidity requirements over the next twelve months are to meet capital expenditure needs, principally the continued deployment of Iridium NEXT, as well as for working capital, interest on the Credit Facility and the senior unsecured notes, and principal payments on the Credit Facility.

We estimate the aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2018 to be approximately $3 billion. Our funding plan for these costs includes the substantial majority of the funds under our $1.8 billion Credit Facility, which was fully drawn as of February 2017, together with cash on hand and internally generated cash flows, including cash flows from hosted payloads. Now that our Credit Facility is fully drawn, we expect to pay 100% of each remaining invoice received from Thales and all principal and interest payments due under the Credit Facility and the Notes (as defined below) from cash, cash equivalents and marketable securities on hand, and internally generated cash flows, including cash flows from hosted payloads.

On March 21, 2018, we issued $360.0 million in senior unsecured notes, or the Notes, including $9.5 million of deferred financing costs, for a net balance of $350.5 million in borrowings from the Notes. The Notes bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, beginning on October 15, 2018, and principal is repaid in full upon maturity. The proceeds of the Notes were used to prepay the outstanding deferred Thales bills of exchange of approximately $59.9 million issued pursuant to the Thales FSD, replenish the debt service reserve account, or DSRA, under the Credit Facility to $189.0 million, and is also being used to pay approximately $44.4 million in Thales milestones previously expected to be satisfied by the issuance of bills of exchange. The proceeds of the Notes also provided us with sufficient cash to meet our needs, including principal and interest payments under our Credit Facility and interest on the Notes. The Notes contain covenant requirements that apply to certain permitted financing actions, and are no more restrictive than the covenants in the Credit Facility. We were in compliance with all covenants under the Notes as of September 30, 2018.

On March 9, 2018, we amended and restated our Credit Facility by a supplemental agreement, which was effective upon the issuance of the Notes. As amended and restated, the Credit Facility allowed us to issue the Notes and (i) delayed a portion of the principal repayments scheduled under the Credit Facility for 2018, 2019 and 2020 into 2023 and 2024 pursuant to an amended repayment installment schedule, (ii) after funding of the DSRA back to $189.0 million, allows us access to up to $87.0 million from the DSRA under the Credit Facility in the future if our projected cash level falls below $75.0 million, and (iii) adjusted our financial covenants, including eliminating covenants that required us to receive cash flows from hosted payloads and adding a covenant that requires us to receive $200.0 million in hosting fees from Aireon by December 2023. Under the Credit Facility Amendment, in the event that (a) our cash balance exceeds $140.0 million after September 30, 2019 (subject to specified exceptions) or (b) we receive hosting fees from Aireon, we would be required to use 50% of such excess cash and up to $200.0 million of hosting fees to prepay the Credit Facility. In July 2018, pursuant to this provision, we prepaid the Credit Facility in the amount of $8.1 million of hosting fees received from Aireon. In addition, if any Notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity of the Notes, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022.

Also on March 9, 2018, we entered into Amendment 32 to our FSD, pursuant to which we unwound the changes made in Amendment 29 which allowed for the deferral of certain milestone payments via bills of exchange totaling $100.0 million. Amendment 32 became effective on March 21, 2018 upon receipt of proceeds from the Notes. We utilized a portion of the proceeds from the Notes to prepay in full the $59.9 million due under the bills of exchange and will not utilize any new bills of exchange to defer future milestones under the FSD. In connection with the prepayment of the Thales bills of exchange, for the nine months ended September 30, 2018, we recorded a $4.0 million loss on extinguishment of debt, included within interest expense, representing premiums paid and the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recorded for the nine months ended September 30, 2017.

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

As of September 30, 2018, we reported an aggregate of $1,773.9 million in borrowings, including $88.0 million of deferred financing costs, for a net balance of $1,685.9 million in borrowings under the Credit Facility in our condensed consolidated balance sheet. Pursuant to the Credit Facility, we maintain the DSRA. As of September 30, 2018, the DSRA balance was $190.8 million, which is classified as restricted cash and cash equivalents in our condensed consolidated balance sheet. This amount includes a minimum cash reserve for debt service related to the Credit Facility as well as the interest earned on these amounts. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

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

Our available cash balance, as defined by the Credit Facility, was $381.5 million as of September 30, 2018. Our debt-to-equity ratio was 0.52 to 1 as of June 30, 2018, the last point at which it was required to be measured. Our debt service coverage ratio was 3.6 as of June 30, 2018, the last point at which it was required to be measured, and our leverage was 6.2 to 1 for the twelve months ending June 30, 2018, the last point at which it was required to be measured. We were also in compliance with the annual capital expenditures covenant as of December 31, 2017, the last point at which it was required to be measured.

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
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Cash provided by operating activities	$225,538	$203,218	$22,320
Cash used in investing activities	$(282,251)	$(271,800)	$(10,451)
Cash provided by financing activities	$241,647	$16,259	$225,388
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2018 increased by $22.3 million from the prior year period principally due to working capital requirements primarily related to interest.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2018 increased by $10.5 million compared to the prior year period primarily due to an increase in net purchases of marketable securities and an increase in capital expenditures related to the timing of payments of our Iridium NEXT construction.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2018 increased by $225.4 million from the prior year period primarily due to the issuance of the Notes, offset in part by the related deferred financing fees, extinguishment of the Thales bills of exchange, principal repayments on the Credit Facility and the payment of cumulative preferred dividends as described above.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United

States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of property and equipment, long-lived assets and other intangible assets, deferred financing costs, income taxes, stock-based compensation, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Except as described in Note 9 to our financial statements with respect to revenue recognition, there have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We have borrowed an aggregate $1.8 billion under the Credit Facility as of September 30, 2018. A portion of the draws we made under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Based on the average outstanding borrowings under the Credit Facility for the three and nine months ended September 30, 2018, a one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. At times we maintain cash and cash equivalent deposit balances in excess of Federal Deposit Insurance Corporation limits, and we may have marketable securities balances in excess of Securities Investment Protection Corporation limits. However, we maintain our cash, cash equivalents and marketable securities with financial institutions with high credit ratings. The majority of our cash is invested into funds that invest in or are collateralized by U.S. government-backed securities. We invest in marketable securities consisting of U.S. treasury notes, fixed income debt instruments and commercial paper debt instruments with fixed interest rates and maturity dates within one year of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2017. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2018, we had $2,133.9 million of consolidated gross indebtedness on an actual basis, consisting of $1,773.9 million of indebtedness outstanding under the Credit Facility and $360.0 million of indebtedness outstanding under the Notes.

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

The Tax Act resulted in significant changes to the Code, including, among other things, significantly reducing the statutory corporate U.S. federal income tax rate, imposing limitations on the ability to deduct interest expense and net operating losses and making changes to the way a U.S. multinational company’s foreign operations are taxed, including a one-time mandatory tax on deferred foreign earnings and the imposition of the “base erosion anti-abuse tax.” The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 was effective for reporting periods that include December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the anticipated effects of the Tax Act and recorded provisional amounts in our financial statements as of and for the year ended December 31, 2017. As we collect and prepare the necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. No material adjustments have been made for the three or nine months ended September 30, 2018. These adjustments, if any, may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. While not complete as of September 30, 2018, the accounting for the tax effects of the Tax Act is expected to be completed in 2018 within the one-year measurement period prescribed in SAB 118.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description

10.1	Amendment No. 8 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of September 6, 2018.
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Securities and Exchange Commission on October 25, 2018, formatted in XBRL (eXtensible Business Reporting Language):
(i)   Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017;
(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017;
(iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: October 25, 2018