Form 10-K
period 2018-12-31
Iridium Communications Inc.
filed 2019-02-28
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,566.7 million.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 22, 2019 was 112,239,417.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2018

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

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers via our satellite network, which has an architecture of 66 operational satellites with in-orbit and ground spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across our satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for local ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

In February 2019, we completed the replacement of our first-generation satellites with our Iridium® NEXT satellite constellation, which supports higher data speeds for new products, including our recently introduced Iridium CertusSM broadband service. Iridium NEXT is an approximately $3 billion project and maintains the same interlinked mesh architecture of our first-generation constellation, with 66 operational satellites, as well as in-orbit and ground spares and is compatible with all end-user equipment. We financed the construction of Iridium NEXT with the substantial majority of funds from a $1.8 billion loan facility, or the Credit Facility, as well as cash and cash equivalents on hand and internally generated cash flows.

The Iridium NEXT constellation also hosts the AireonSM system, which will provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the Iridium NEXT satellites. We formed Aireon LLC in 2011, with subsequent investments from the air navigation service providers, or ANSPs, of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to provide the service to our co-investors in Aireon and to other ANSPs around the world. Aireon is also offering the service to ANSP customers worldwide, including the U.S. Federal Aviation Administration, or FAA. The FAA recently announced that it will run operational trials of the Aireon system beginning in 2020. Aireon has also contracted to pay us a fee to host the ADS-B receivers on Iridium NEXT, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. In addition, we have entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, pursuant to which Harris pays us fees to allocate the remaining hosted payload capacity to its customers and data service fees on behalf of these customers.

Our commercial business, which we view as our primary source of long-term growth, is diverse and serves markets such as emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction and transportation. Many of our end users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, e-mail and data transfer, including telematics, and to provide mobile communications services for employees in areas inadequately served by other telecommunications networks. Commercial enterprises use our services to track assets in remote areas and provide telematics information such as location and engine diagnostics. Ship crews and passengers use our services for ship-to-shore calling, as well as to send and receive e-mail and data files, and to receive electronic media, weather reports, emergency bulletins and electronic charts. Shipping operators use our services to manage operations on board ships and to transmit data, such as course, speed and fuel stock. Aviation end users use our services for air-to-ground telephony and data communications for position reporting, emergency tracking, weather information, electronic flight bag updates and airline operational communications. We expect that Iridium Certus will drive future growth opportunities in our commercial business by providing end users an additional competitive broadband communication solution.

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $105.7 million in service and engineering and support service revenue, or 20% of our total revenue, for the year ended December 31, 2018. This does not include revenue from the sale of equipment that may be ultimately purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack specific visibility into these activities and the related revenue. We are operating under a multi-year, fixed-price contract with the U.S. government to provide satellite airtime services for an unlimited number of U.S. Department of Defense, or DoD, and other federal government subscribers. This contract had a total value of $400 million over its five-year term, through October 2018. The government has exercised its option to extend the contract for an additional six months, at the same pricing as the final year of the contract, until April 2019. We expect to enter into a new contract with the U.S. government to provide continuing satellite airtime services prior to the extended expiration of the current agreement.

The DoD owns and operates a dedicated gateway that is only compatible with our satellite network. The U.S. armed services, State Department, Department of Homeland Security, Federal Emergency Management Agency, or FEMA, Customs and Border Protection, and other U.S. government agencies, as well as other nations’ governmental agencies, use our voice and data services for a wide variety of applications. Our voice and data products are used for numerous primary and backup communications solutions, including logistical, administrative, morale and welfare, tactical, and emergency communications. In addition, our products are installed in ground vehicles, ships, and rotary and fixed-wing aircraft and are used for command-and-control and situational awareness purposes. Our satellite network provides increased network security to the DoD because traffic is routed across our satellite constellation before being brought down to earth through the dedicated, secure DoD gateway. The DoD has made, and continues to make, significant investments to upgrade its dedicated gateway, which is fully compatible with the Iridium NEXT constellation, and to purchase our voice and data devices, all of which are only compatible with our satellite network. In addition, the DoD continues to invest directly and indirectly in research and development and implementation support for additional services on our network, such as Distributed Tactical Communications Services, or DTCS, as well as Iridium Certus.

We sell our products and services to commercial end users primarily through a wholesale distribution network, encompassing approximately 130 service providers, approximately 230 value-added resellers, or VARs, and approximately 90 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology, including following our commercial launch of Iridium Certus services in January 2019.

At December 31, 2018, we had approximately 1,121,000 billable subscribers worldwide, representing a 16% increase compared to December 31, 2017. Total revenue increased from $448.0 million in 2017 to $523.0 million in 2018.

Industry

We compete in the mobile satellite services sector of the global communications industry. Mobile satellite services operators provide voice and data services to people and machines using a network of satellites and ground facilities. Mobile satellite services are intended to meet users’ needs for connectivity in all locations where terrestrial wireless and wireline communications networks do not exist, do not provide sufficient coverage, or are impaired. Further, many regions of the world benefit from satellite networks, such as rural and developing areas that lack adequate wireless or wireline networks, airways, ocean and polar regions where few alternatives exist, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

We believe that increasing mobile penetration creates additional demand for mobile satellite services. According to a 2018 study by the GSM Association, total mobile connections, excluding cellular Internet of Things, or IoT, reached 7.8 billion throughout the world as of the end of 2017 and are projected to reach 9.0 billion by 2025.

We believe that growth in the terrestrial wireless industry has increased awareness of the need for reliable mobile voice and data communications services. In addition, despite significant penetration and competition, terrestrial wireless systems do not cover a large majority of the earth’s surface and are focused mainly in those areas where people live, excluding oceans and other remote regions where ships, airplanes and other remote assets may travel or be located. By offering mobile communications services with global voice and data coverage, mobile satellite service providers address the demand from businesses, governments and individuals for connectivity and reliability in locations not consistently served by wireline and wireless terrestrial networks.

The mobile satellite services industry also benefits from the continued development of innovative, lower-cost technology and applications integrating mobile satellite products and services, including the continued advancement of IoT. We believe that growth in demand for mobile satellite services is driven in large part by the declining cost of these services, the diminishing size and lower costs of voice, data and IoT devices, the rollout of new applications tailored to the specific needs of customers across a variety of markets, and a more favorable regulatory environment in international markets.

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

Within the two major satellite sectors, fixed satellite services and mobile satellite services, operators differ significantly from each other with respect to size of antenna and types of services offered. Fixed satellite services providers, such as Intelsat S.A., Eutelsat Communications S.A. and SES S.A., are characterized by large, often stationary or fixed ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high-speed data customers and international telephone markets. By contrast, mobile satellite services providers, such as us, Inmarsat plc, Globalstar, Inc., and ORBCOMM Inc. focus more on voice and data services, where mobility and small-sized terminals are essential.

A LEO system, such as the system we operate, generally has lower transmission delays, or latency, than a GEO system, such as that operated by Inmarsat, due to the shorter distance signals have to travel, which also enables the use of smaller antennas on mobile devices. We believe the unique interlinked mesh architecture of our constellation, combined with the global footprint of our satellites, distinguishes us from regional LEO satellite operators such as Globalstar and ORBCOMM, by allowing us to route voice and data transmissions to and from anywhere on the earth’s surface without the need for local infrastructure. As a result, we are the only mobile satellite services operator offering real-time, low-latency services with true global coverage, including full coverage of the polar regions.

Our Competitive Strengths

•
Our Constellation. Our new satellite constellation, Iridium NEXT, enables the development of new products and services, including our global broadband offering, Iridium Certus. Iridium NEXT also supports more capacity and higher speeds for new products, provides service continuity and compatibility with our earlier products, and supports Aireon’s aircraft tracking service, as well as other hosted payload missions.

•
Attractive and growing markets. We believe that the mobile satellite services industry will continue to experience growth driven by the increasing awareness of the need for reliable mobile voice and data communications services, the lack of coverage by terrestrial wireless systems of most of the earth’s surface, and the continued development of innovative, lower cost technology, applications integrating mobile satellite products and services, and the continued

development of the IoT. Only satellite providers can offer global coverage, and the satellite industry is characterized by significant financial, technological and regulatory barriers to entry.

•
True global coverage. Our network provides true global coverage, which none of our competitors, whether LEO or GEO, can offer. Our network design of 66 operational satellites relies on an interlinked mesh architecture to transmit signals from satellite to satellite, which reduces the need for multiple local ground stations around the world and facilitates the global reach of our services. GEO satellites orbit above the earth’s equator, limiting their visibility to far northern or southern latitudes and polar regions. LEO satellites from operators like Globalstar and ORBCOMM use an architecture commonly referred to as “bent pipe,” which requires voice and data transmissions to be immediately routed to ground stations in the same region as the satellite and can only provide real-time service when they are within view of a ground station, limiting coverage to areas near where they have been able to license and locate ground infrastructure. The LEO design of our satellite constellation produces minimal voice and data transmission delays compared to GEO systems due to the shorter distance our signals have to travel, and LEO systems typically have smaller antenna requirements. As a result, we believe that we are well-positioned to capitalize on the growth in our industry from end users who require reliable, easy-to-use communications services in all locations.

•
Wholesale distribution network. The specialized needs of our global end users span many markets, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction and transportation. We sell our products and services to commercial end users primarily through a wholesale distribution network of service providers, VARs and VAMs, which often specialize in a particular line of business. Our distributors use our products and services to develop innovative and integrated communications solutions for their target markets, embedding our technology in their products or combining our products with other technologies, such as GPS and terrestrial wireless technology. In addition to promoting innovation, our wholesale distribution model allows us to capitalize on the research and development expenditures of our distribution partners, while lowering overall customer acquisition costs and mitigating some risks, such as consumer relationship risks. By supporting these distributors as they develop new products, services and applications, we believe we create additional demand for our products and services and expand our target markets at a lower cost than would a more direct marketing model. We believe our distribution network can continue to grow with us and increase our market penetration. For example, we are using our wholesale distribution approach to introduce Iridium Certus services, with multiple VAMs developing Iridium Certus customer terminals for the maritime, aviation and terrestrial markets at their expense, and agreements with numerous service partners to sell, service and support Iridium Certus terminals and service to global customers across these markets.

•
Strategic relationship with the U.S. government. The U.S. government is our largest single customer, and we have had a relationship with the DoD since our inception. We believe the DoD views our IoT devices, encrypted handset, DTCS and other products as mission-critical services and equipment. The DoD continues to make significant investments in a dedicated gateway on a U.S. government site to provide operational security and allow DoD handset and IoT users to communicate securely with other U.S. government communications equipment. This gateway is only compatible with our satellite network. In October 2013, we entered into a five-year, fixed-price contract with the U.S. government to provide satellite airtime services for an unlimited number of DoD and other federal government subscribers, with a total contract value of $400 million, which was recently extended by the government to April 2019. We have seen significant annual increases in the number of federal government subscribers during the term of this agreement. As a result, the average cost per user under this agreement has fallen, increasing the value of Iridium services to U.S. government customers. We expect to enter into a new contract with the U.S. government to provide continuing satellite airtime services prior to the expiry of the current agreement.

Our Business and Growth Strategies

•
Leverage our largely fixed-cost infrastructure by growing our service revenue. Our business model is characterized by high capital costs, primarily incurred every 10 to 15 years, in connection with designing, building and launching new generations of our satellite constellation, like our recently completed Iridium NEXT program, and a low incremental cost of providing service to additional end users. We believe that service revenue will be our largest source of future growth and profits, and we intend to focus on growing both our commercial and government service revenue in order to leverage our largely fixed-cost infrastructure. In particular, we believe that competitive broadband data services through Iridium Certus and satellite IoT services, where we are engaging large, global enterprises as long-term customers for high-speed data and telematics solutions, represent our greatest opportunities for service revenue growth.

•
Expand our target markets through the development of new products and services. We believe that we can expand our target markets developing and offering a broader range of products and services, including a wider array of cost-effective and competitive broadband and IoT data services through Iridium Certus technology. Iridium Certus is a multi-service platform that can deliver a range of services, from voice to a high-throughput L-band data connection, at a range of competitive price points, data speeds, and terminal dimensions to meet an expanding set of customer requirements. Iridium Certus services will include background IP data, streaming IP data, high quality voice, messaging, and safety services, including Global Maritime Distress Safety System, or GMDSS, and Aeronautical Mobile Satellite Route Service, or AMSRS. We also recently began collaborating with Amazon Web Services on the development of Iridium CloudConnect, a cloud-based solution offering truly global coverage for IoT applications.

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

•
Continue to expand our distribution network. We believe our wholesale distribution network lowers our costs and risks, and we plan to continue to selectively expand our network of service providers, VAMs and VARs and to expand our sales and distribution efforts geographically. We expect that our current and future value-added partners will continue to develop customized products, services and applications targeted to the land mobile, IoT, maritime, aviation and government markets. We believe these markets and the new service providers, VAMs and VARs who join our network as a result of new product offerings represent an attractive opportunity for continued subscriber growth.

•
Continued growth in services provided to the DoD. In October 2013, we executed a five-year Enhanced Mobile Satellite Services, or EMSS, contract managed by Air Force Space Command, which was recently extended by the government to April 2019. Under the terms of this agreement, we provide Iridium airtime and airtime support to U.S. government and other authorized customers, including voice, low- and high-speed data, paging, broadcast, and distributed tactical communication services. The service fee under the EMSS contract is currently $88 million per year. We expect to enter into a new contract with the U.S. government to provide satellite airtime services prior to the expiry of the current agreement. In addition, other services such as Iridium Certus and satellite time and location service provide us with opportunities to offer new products and services to the U.S. government for an additional fee.

•
Continue to support Aireon in the execution of its business plan. Aireon, which we formed in 2011, is our primary hosted payload customer. Aireon received subsequent investments from five ANSPs, NAV CANADA, Enav (Italy), NATS (United Kingdom), Naviair (Denmark) and the Irish Aviation Authority. Aireon has developed an ADS-B receiver which is hosted on the Iridium NEXT satellites and gathers ADS-B position information from aircraft to provide a global air traffic surveillance service. Aireon has contracted to offer its service to ANSPs and other commercial customers worldwide. The FAA recently announced that it plans to use the Aireon system in a number of areas beginning in 2020. Aireon has also contracted to pay us a fee to host their payloads on Iridium NEXT and pays us data service fees for the delivery of the air traffic surveillance data from those payloads over the Iridium NEXT system. We will also continue to hold a meaningful equity stake in Aireon.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of approximately 130 service providers, approximately 230 VARs and approximately 90 VAMs. These distributors sell our products and services to end users, either directly or indirectly through service providers, VARs or dealers. Of these distributors, 34 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific lines of business. We also sell airtime services directly to the U.S. government, including the DoD, for resale to other government agencies. The U.S. government and international government agencies may purchase additional services as well as our products and related applications through our network of distributors.

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

Commercial Markets

We view our commercial business as our primary source of long-term growth. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voice mail. Unlike service providers, our VARs typically focus more on data applications and provide a broader array of value-added services specifically targeted to the niche markets they serve, such as IoT, maritime, aviation and government markets, where high-use customers with specialized needs are concentrated. These VARs integrate our handsets, transceivers, high-speed data devices and Short Burst Data®, or SBD®, modems with other hardware and software to create packaged solutions for end users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, such as Caterpillar Inc., the DoD and other U.S. and foreign government agencies. Our service providers include satellite service providers such as Marlink AS, Applied Satellite Technology Limited and Network Innovations, as well as some of the largest telecommunications companies in the world, including Telstra Corporation Limited, KDDI Corporation and Singapore Telecommunications Limited. Our VARs include ARINC Incorporated, Blue Sky Network, LLC, Caterpillar Inc., Garmin International, Inc., General Dynamics Satellite Communication Services, Inc., Gogo Business Aviation LLC, Komatsu Ltd, Kore Telematics Inc., MetOcean Telematics Limited, Mix Telematics International (Pty) Ltd., NAL Research Corporation, OnixSat Rastreamento de Veículos Ltda. and Zunibal S.A.

We also sell our products to VAMs, who integrate our transceivers into their proprietary hardware. These VAMs produce specialized end-user equipment, including integrated ship, vehicular and aviation communications systems, and global asset tracking devices, which they offer to end users in IoT, maritime, aviation and government markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. Our VAMs include Applied Satellite Engineering, Inc., Beam Communications Pty Ltd., Calamp Wireless Networks Corporation, Cobham plc, Garmin Ltd., Gilat Telecom Ltd., Honeywell Global Tracking Limited and Quake Global, Inc.

In addition to VARs and VAMs, we maintain relationships with approximately 50 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing and support expenses. Our VADs include Global Marine Networks, LLC, TE Connectivity Corporation, Maxtena, Inc. and Two10degrees Limited.

We maintain a pricing model for our commercial products and services with a wholesale rate structure. Under our distribution agreements, we charge our distributors wholesale rates for commercial products and services, subject to discount and promotional arrangements and geographic pricing. We also charge fixed monthly access fees per subscriber for some of our services. Our distributors are in turn responsible for setting their own pricing to their customers. Our agreements with distributors typically have terms of one year and are automatically renewable for additional one-year terms, subject to termination rights. We believe we benefit from the simplicity of this business model, which reduces back-office complexities and costs and allows distributors to remain focused on revenue generation, while also providing incentives for distributors to focus on selling our commercial product and service portfolio and developing additional applications.

Government Markets

We provide mission-critical mobile satellite products and services to all military branches of the DoD as well as other U.S. government departments and agencies. These users require voice and two-way data capability with global coverage, low latency, mobility and security and often operate in areas where no other terrestrial or wireless means of communications are available. We believe we are well-positioned to satisfy demand from these users. Our 9575A satellite handset is the only commercial, mobile handheld satellite phone that is capable of Type I encryption accredited by the U.S. National Security Agency for Top Secret voice communications. In addition, the DoD continues to make significant investments in a dedicated gateway that provides operational security and allows users of encrypted DoD handsets to communicate securely with other U.S. government communications equipment. These investments include upgrading the gateway to take advantage of the enhanced capabilities of Iridium NEXT, including Iridium Certus and other enhanced services. This DoD gateway is only compatible with our satellite network.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our five-year EMSS contract, which was extended by the government to April 2019. As of December 2018, this contract, previously managed by the Defense Information Systems Agency, or DISA, is now managed by Air Force Space Command as part of the government's consolidation and reorganization of the way it procures commercial satellite services. Under the terms of this agreement, authorized customers utilize our airtime services through the DoD’s dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast, and DTCS services for an unlimited number of DoD and other federal subscribers. Other services may be purchased at an additional cost. The fixed-price rate for the contract is currently $88 million per year, including during the extended contract period. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies. Pursuant to federal acquisition regulations, the U.S. government may terminate the EMSS contract, in whole or in part, at any time. We expect to enter into a new contract with the U.S. government to provide satellite airtime services prior to the expiry of the current agreement.

We also provide maintenance services for the DoD gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by Air Force Space Command. This agreement, effective September 2013, provided for a one-year base term and four additional one-year options, all of which were exercised, for a total value of the contract to us of approximately $38 million. The U.S. government notified us of its intent to extend this agreement through March 2019, and we expect to enter into a new contract with the U.S. government to provide maintenance and support services for the DoD gateway prior to the expiry of the current agreement. Pursuant to federal acquisition regulations, the U.S. government may terminate the GMSS contract, in whole or in part, at any time.

In October 2012, we were also awarded a five-year indefinite-delivery/indefinite-quantity contract from DISA (now Air Force Space Command) to upgrade the DoD gateway and ensure its compatibility with Iridium NEXT. This contract had a one-year base period and four one-year options, all of which were exercised, and had a value of $47 million to us over the five-year period. Currently, our work for the DoD is performed under a continuing task order.

U.S. government services accounted for approximately 20% of our total revenue for the year ended December 31, 2018. Our reported U.S. government revenue includes airtime revenue derived from the EMSS contract and services provided through the GMSS contract and other engineering and support contracts with the U.S. government. This revenue does not include airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, which we report as commercial service revenue, or equipment purchased by government customers from third-party distributors. We are unable to determine the specific amount of U.S. government revenue derived from these commercial sources.

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

Our current principal vertical lines of business include land mobile, maritime, aviation, IoT, hosted payloads and other data services and U.S. government. Land mobile, maritime and aviation are the principal contributors to the revenue we report as commercial voice and data. We report commercial voice and data service, IoT data service, hosted payload and other data service, and government service revenue separately. We expect Iridium Certus services to increase our opportunities in most of our lines of business by providing end users an additional competitive broadband communication solution. As we grow our

Iridium Certus service revenue, we expect to begin separately reporting commercial Iridium Certus revenue with Iridium OpenPort service revenue as a broadband revenue line item. Currently Iridium Certus revenue and Iridium OpenPort service revenue are included in commercial voice and data revenue.

Commercial Voice and Data

Land Mobile

We are the leading provider of mobile satellite communications services to the land mobile sector, providing handset services to areas not served or inconsistently served by existing terrestrial communications networks. In a 2018 report, Northern Sky Research estimated that there were approximately 790,000 satellite units in service in 2017. Mining, forestry, construction, oil and gas, utilities, heavy industry and transport companies as well as the military, public safety and disaster relief agencies constitute the largest portion of our land mobile end users. Sales of Iridium GO! and Iridium PTT services also contribute to the land mobile sector. We believe that demand for mobile communications devices operating outside the coverage of terrestrial networks, combined with our small, lightweight, durable handsets with true global coverage, will allow us to capitalize on growth opportunities among these users.

In addition, we expect Iridium Certus land mobile units to be attractive in this market, as the combination of price, speeds, equipment, service costs and durability/ruggedness of equipment are expected to address a distinct market need.

Our land mobile end users utilize our satellite communications services for:

•
Voice and data: Multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services, location-based services, broadband and to provide telephony services for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and while conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor users rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage. In addition, Iridium PTT offers military, first responder, oil and gas, civil government and other users the ability to hold group calls using the Iridium Extreme® PTT handset. Our VAMs and VARs can also develop their own land mobile, fixed, aviation or maritime Iridium PTT devices using the Iridium 9523 PTT core transceiver. Our new Iridium Certus offering in this area, the Thales MissionLINK terminal, allows rapid deployment and on-the-move communications, location tracking and telemetry.

•	Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls and to establish data, e-mail, internet and corporate network connections.

•
Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of natural disasters such as Hurricane Harvey, Hurricane Irma, Hurricane Maria and the 2017 Mexico City area earthquake and in places like Puerto Rico after the 2017 hurricanes. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America.

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

Maritime

We serve the commercial maritime market with a variety of products including broadband terminals, embedded devices and handsets. This market space includes merchant shipping, fishing, research vessels and specialized watercraft. The majority of our revenue from the maritime market has been derived from shipboard data terminals including the Iridium Pilot®, which uses the Iridium OpenPort® service; however we expect that Iridium Certus services will account for an increasing portion of our revenue from this market in the future. While some Iridium Pilot equipment serves the terrestrial market, the vast majority of Iridium OpenPort service revenue comes from the commercial maritime market. Our products and services targeting the maritime market typically have high average revenue per subscriber. Once one of our maritime systems is installed on a vessel, it often generates a multi-year recurring revenue stream from the customer. As a consequence, from time to time we may offer promotions or rebates to accelerate new customer acquisitions and solidify this expected long-term revenue stream.

We believe demand for higher-speed, low-cost data services will allow us to capitalize on opportunities in this market. We believe Iridium Pilot, which uses our Iridium OpenPort service to offer uncompressed data speeds of up to 134 kilobits per second, or Kbps, and three independent voice lines, presents a competitive communication solution at this speed to users in the maritime market. Our maritime Iridium Certus service provides initial uncompressed data speeds of up to 352 Kbps, which we expect to later increase to 704 Kbps with a firmware update. We expect these higher speeds to increase the addressable market for our maritime services.

Maritime end users utilize our satellite communications services for the following:

•
Business critical data applications: Ship operators use our services to exchange e-mail and data files and to receive other information such as meteorological reports, emergency bulletins, cargo and voyage data and electronic chart updates. We believe Iridium Certus and Iridium OpenPort provide attractively priced options for shipping operators and fishing fleets seeking increased functionality, as well as for yachts, work boats and other vessels for which traditional marine satellite systems have typically been costly and underperforming.

•
Voice services: Maritime global voice services are used for both vessel operations and communications for crew welfare. Merchant shipping companies use prepaid phone cards for crew use at preferential around-the-clock flat rates.

•
Vessel management and asset tracking: Shipping operators, such as China Ocean Shipping Company, or COSCO, and Zodiac Shipping Ltd., use our services to manage operations on ships and to transmit data, such as course, speed and fuel stock. Our services are commonly integrated with GPS to provide a real-time position reporting capability. Many fishing vessels are required by law to carry terminals using approved mobile satellite services for tracking purposes as well as to monitor catches and to ensure compliance with geographic fishing restrictions. European Union regulations, for example, require EU-registered fishing vessels of over 15 meters to carry terminals for the purpose of positional reporting of those vessels. Furthermore, new security regulations in some jurisdictions are expected to require tracking of merchant vessels in territorial waters, which would provide an additional growth opportunity for us.

•
Safety and Security applications: Ships in distress, including as a result of potential piracy, hijack or terrorist activity, rely on mobile satellite voice and data services. The Ship Security and Alert Systems, or SSAS, and Long Range Identification Tracking, or LRIT, regulations were adopted by the International Maritime Organization, or IMO, to enhance maritime security in response to the threat from terrorism and piracy. Most deep-sea passenger and cargo ships must be fitted with a device that can send an alert message containing the ship’s ID and position whenever the ship is under threat or has been compromised. In addition, the IMO and a NATO advisory group have recommended the installation of a safe room equipped with a standalone secure communication link the crew can use from inside the room to communicate with rescuing forces. Our distribution partners have developed several product solutions using our network to meet these requirements for merchant and fishing vessels.

The GMDSS is a maritime service built to alert a maritime rescue coordination center of each vessel’s situation and position, information that can then be used to coordinate search and rescue efforts among ships in the area. GMDSS service is also used to distribute important navigational and meteorological information to vessels. The IMO requires all vessels flagged by signatories to the International Convention for the Safety of Life at Sea, or SOLAS, over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that provide GMDSS services. We have been recognized by the IMO as a provider for the GMDSS. We expect our maritime terminals, which will include GMDSS service capabilities developed by our manufacturing licensees, to be available to vessel operators in 2020, once we have completed the implementation process of the GMDSS service.

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

Aviation end users utilize our satellite communications services for:

•
Air traffic control communications and safety applications: The International Civil Aviation Organization, or ICAO, has approved standards and recommended practices allowing us to provide AMSRS to commercial aircraft on long-haul routes. This allows member states to evaluate and approve our services for safety communications on flights in oceanic and remote airspace. The FAA has approved Iridium for use in the Future Air Navigation Services, or FANS, including Automatic Dependent Surveillance - Contract, or ADS-C, datalink communications and Controller-Pilot Data Link Communications, or CPDLC, with air traffic control. Aircraft crew and air traffic controllers will be able to use our services for data and voice communications between the aircraft flight deck and ground-based air traffic control facilities. We are the only satellite provider capable of offering these critical flight safety applications around the entire globe, including the polar regions. We believe this particular sector of the market provides us with significant growth opportunities, as our services and applications can serve as a cost-effective alternative to systems currently in operation.

•
Aviation operational communications: Aircraft crew and ground operations use our services for air-to-ground telephony and data communications. This includes the automatic reporting of an aircraft’s position and mission-critical condition data to the ground and controller-pilot data link communication for clearance and information services. We provide critical communications applications for numerous airlines and air transport customers including Hawaiian Airlines, United Airlines, UPS, Cathay Pacific Airways and El Al Airlines. These operators rely on our services because other forms of communication may be unaffordable or unreliable in areas such as the polar regions. Collins Aerospace (ARINC) and SITA, the two leading providers of voice and data link communications services and applications to the commercial airline industry, integrate our products and services into their offerings.

•
Aviation passenger communications: Corporate and private fleet aircraft passengers use our services for air-to-ground telephony and data communications. Operators are currently using our services to enable passengers to e-mail using their own Wi-Fi-enabled mobile devices, including smartphones, without causing interference with aircraft operation. We believe our distributors’ small, lightweight, cost-effective solutions offer an attractive option for aircraft operators, particularly small fleet operators. We expect that users in the corporate aviation market, and original equipment manufacturers, or OEMs, for business jets, will increase adoption of our services for in-flight, passenger data communications using Iridium. We believe this presents a significant opportunity to increase market penetration and revenues in this market.

•
Rotary and general aviation applications: The Iridium network is uniquely suited to these sectors, as we have small antenna designs that work under rotor blades and enable installation on smaller general aviation platforms. We are also a major supplier for rotary aviation applications to end users in a number of markets, including medevac, law enforcement, oil and gas, and corporate work fleets. Companies such as Air Logistics, EagleMed and Air Evac Lifeteam rely on applications from our distributors for traditional voice communications, fleet tracking and management, and real-time flight diagnostics. VARs and VAMs such as Flightcell International Ltd., Garmin International, Inc., Honeywell International, Inc., SkyTrac and Spider Tracks Limited incorporate Iridium products and services into their applications for this market.

•
Unmanned Aerial Vehicles (UAVs): Iridium’s small antennas and system designs support a wide range of UAV platforms. In addition, Iridium’s global footprint enables reliable beyond-line-of-sight communications for these UAV platforms regardless of their operational range. Iridium operates as the communication link for remote-piloted aircraft for uses such as package delivery, medical supply, law enforcement, corporate surveying and even military applications.

We believe the benefits of Iridium Certus will enhance our ability to address aviation market needs across these sectors.

Commercial IoT Data

We are one of the leading providers of satellite-based IoT services. We believe this market continues to experience increasing penetration and presents opportunities for future growth. As with land mobile, our largest IoT users include mining, construction, oil and gas, utilities, heavy industry, maritime, forestry and transport companies, as well as the military, public safety and disaster relief agencies. We believe increasing demand for automated data collection processes from mobile and remote assets operating outside the coverage of terrestrial wireline and wireless networks, as well as the continued need to integrate the operation of such assets into enterprise management and information technology systems, will likewise increase demand for our IoT applications. For example, our IoT devices have been adopted as standard equipment and as factory options by heavy equipment manufacturers such as Caterpillar Inc., Hitachi, Komatsu and Doosan to provide telematics solutions for end users.

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

•
Asset tracking:  Leveraging IoT applications developed by several of our distributors, companies use our services and related devices to track assets, including personnel, for logistics, theft-prevention and safety purposes. Companies and organizations that have fleets of vehicles use IoT solutions from Iridium distributors to improve the efficiency of their operations. For example, customers use Trimble Transportation’s solution to provide global communication to transportation assets, and the Department of Homeland Security Office of Enforcement and Removal uses Fleet Management Solutions’ IoT solution to transmit position, direction, speed and other data for management of its vehicle fleet.

•
Resource management:  Our global coverage and data throughput capabilities support natural resource management applications, such as fisheries management systems. CLS, MetOcean Telematics and Rock Seven, three of our VARs, have developed applications for the fishing industry that enable regulatory compliance of fishing practices in a number of countries around the world.

•
Scientific data monitoring:  The global coverage of our network supports many scientific data collection applications such as the Argo float program of the National Oceanographic and Atmospheric Administration, or NOAA, the Global Ocean Observation project Challenger, operated by Rutgers University, and the anti-poaching programs of organizations such as Smithsonian National Zoo & Conservation Institute, Zoological Society of London, and Veterans Empowered to Protect African Wildlife, or VETPAW. These programs rely on our IoT services to collect scientific data from buoys and ocean gliders located throughout the world’s oceans and from wildlife habitats for monitoring and analysis. We believe the increased need for monitoring climate and environmental data associated with global climate change and human impact on the planet will increase demand for these services.

•
Personal Tracking Devices and Location-Based Services:  Several of our VAMs and VARs, such as Garmin, NAL Research and Track24, market small, portable personal tracking devices that provide personal tracking and data communications services to consumers and commercial end users. In addition, Iridium GO! and the Iridium Extreme handsets offer personal tracking and location-based services. These devices use IoT data services to send location information and other data to web-based portals for tracking of and messaging with users.

Hosted Payload and Other Data Services

Our Iridium NEXT satellites also host customer payloads. We generate revenue from these customers both from the hosted payload capacity and from data service fees. Because these revenues are based on a contractual commitment for the life of the Iridium NEXT constellation, we recognize revenue from these customers over the expected life of the system.

In addition to access and usage fees in the vertical lines of business described above, we generate revenue from several ancillary services related to our core service offerings. In conjunction with Satelles, Inc., we offer Satellite Time and Location services, which helps augment GPS and provides reliable location, timing and positioning data. We provide inbound connections from the public switched telephone network, or PSTN, short message services, or SMS, subscriber identity module, or SIM, activation, customer reactivation, and other peripheral services. We also provide research and development services to assist customers in developing new technologies compatible with our system, which we may leverage for use in service and product offerings in the future. We charge our distributors fees for these services.

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

Services and Products

At December 31, 2018, we had approximately 1,121,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, high-speed data services, IoT services, hosted payload and other data services and engineering services. Sales of our commercial services collectively accounted for approximately 61% of our total revenue for the year ended December 31, 2018. We also sell related voice and data equipment to our customers, which accounted for approximately 19% of our total revenue for the year ended December 31, 2018. In addition, we offer services to U.S. government customers, including the DoD. U.S. government services, including engineering services, accounted for approximately 20% of our total revenue for the year ended December 31, 2018.

Commercial Services

Postpaid Mobile Voice and Data Satellite Communications Services

We sell our mobile voice and data services to service providers and VARs who in turn offer such services to end users, either directly or indirectly through dealers, using various packaged solutions such as seasonal or annual plans with differing price levels that vary depending upon expected usage. In exchange for these services, we typically charge service providers and VARs a monthly access fee per subscriber, as well as usage fees for airtime resources consumed by their respective subscribers.

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

Iridium PTT Service

Building on the foundation of DTCS technology, which provides regional tactical radio service to DoD users, our Iridium PTT service enables regional or global PTT calls among users on the same talkgroup in up to 10 geographically disparate locations around the world, providing a fast and robust communication experience. Iridium PTT can be used via the Iridium Extreme PTT satellite phone or the Iridium 9523 PTT core transceiver, which gives our VAMs the ability to build Iridium PTT into existing land mobile, maritime and aviation communications platforms. We and our partners are also developing interoperability solutions for existing terrestrial land mobile radio systems, which will further extend the utility of the service. For example, Icom Inc. of Japan is developing the first purpose-built satellite PTT radio handheld unit for use on the Iridium network.

Broadband Data Services

Our new broadband data offering, Iridium Certus, was launched in January 2019. Iridium Certus is a new suite of products and services enabled by the Iridium NEXT satellite constellation. Iridium Certus is a multi-service platform capable of offering higher quality voice, enterprise-grade broadband functionality, SBD, streaming PTT and safety services on a global basis. Initial service offering speeds are 352 Kbps and are expected to be upgradable to 704 Kbps through a firmware upgrade. Ultimately, Iridium Certus is designed to support a variety of cost points, antenna types and data speeds ranging from 22 Kbps to 1.4 Mbps. We have licensed the Iridium Certus technology to an initial group of VAMs who are developing products for the maritime, aviation, land mobile and government markets, as well as distribution partners for the Iridium Certus service in each of these vertical markets. We believe Iridium Certus provides a competitive, cost-effective and reliable range of narrowband and broadband services to the market, in standalone applications or as a complement to other wireless technologies for critical applications and safety services.

We also offer Iridium OpenPort, which provides maritime, aviation and terrestrial users speeds of up to 134 Kbps and three independent voice lines. For our Iridium OpenPort service, we typically charge service providers usage fees for airtime consumed by the respective subscribers for voice and data communications. In conjunction with our distributors, we also offer additional services that permit service providers and VARs to offer complete integrated solutions for prepaid calling, e-mail and IP-based data communications. For example, one of our distribution partners, KVH Industries, Inc., has been integrating Iridium Pilot with its miniature Very Small Aperture Terminal, or mini-VSATSM, broadband service to provide backup connectivity when the mini-VSAT terminal is out of its coverage area or out of service.

Internet of Things Services

Our IoT services are designed to address the market need for a small and cost-effective solution for sending and receiving data, such as location, from fixed and mobile assets in remote locations to a central monitoring station. This service operates through a two-way SBD transmission or circuit-switched data, between our network and a transceiver, which may be located, for example, on a container in transit or a buoy monitoring oceanographic conditions. The small size of our devices and their low-cost, omnidirectional antennas make them attractive for use in applications such as tracking asset shipments and monitoring unattended remote assets, including oil and gas assets, as well as vehicle tracking and mobile security. We sell our IoT services to our distributors, who incorporate them and in turn provide a solution package to commercial and government customers. Increasingly, our IoT transceivers are being built into products for consumer markets, such as personal location devices that provide two-way messaging. As with our mobile voice and data offerings, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for data used by their respective subscribers.

U.S. Government Services

We provide U.S. government customers bulk access to our services, including voice, netted voice, data, messaging and paging services, as well as maintenance services for the DoD’s dedicated gateway. We provide airtime to U.S. government subscribers through DoD’s gateway, under the EMSS contract, which is a fixed-price contract covering voice, low-speed data, paging, broadcast and DTCS services. Additional services, such as broadband capabilities utilizing Iridium Certus technology, would be provided at an additional fee. To comply with U.S. government requirements, we ensure handsets sold for use by the U.S. government are manufactured in the United States. U.S. government customers procure our voice and data devices through specific, approved distributors from our network of service providers and VARs. Our VARs and VAMs typically integrate our products with other products, which they then offer to U.S. government customers as customized products, typically provisioned by DISA. Our voice and data solutions for the U.S. government include:

•	personnel tracking devices;

•	asset tracking devices for equipment, vehicles and aircraft;

•	beyond-line-of-sight aircraft communications applications;

•	submarine communications applications;

•	specialized communications solutions for high-value individuals; and

•
specialized, secure, mobile communications and data devices for the military and other government agencies, such as secure satellite handsets with U.S. National Security Agency Type I encryption capability.

With funding support from the DoD, we continue to invest in research and development to develop new products and applications for use by all branches of the U.S. armed forces. For example, in conjunction with DISA, we and select distribution partners offer DTCS, which provides critical, secure, PTT, netted communications using lightweight, handheld tactical radios, or add-ons to existing government tactical radios. In addition, we offer a secure satellite phone based on the Iridium Extreme, which we also developed with funding support from the DoD, which was accredited by the National Security Agency, or NSA, to provide Type-1 encryption, enabling communications up to Top Secret from anywhere in the world.

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

Iridium 9555. The Iridium 9555 provides voice, SMS and data connectivity. This model features a large, bright screen, SMS and e-mail capabilities, an integrated antenna and a speakerphone. The Iridium 9555 weighs 9.4 ounces and offers up to 3.1 hours of talk time. The Iridium 9555 has an industrial feel, with a rugged housing to protect its sophisticated satellite transceiver.

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

Iridium Extreme PTT. We also offer the Iridium Extreme PTT, which enhances the Iridium Extreme with an intelligently designed push-to-talk mode, expanded speakerphone, reinforced PTT button, and extended capacity battery. The user interface provides access to multiple communication services, including voice calling, SMS and SOS, allowing users to connect to a talkgroup located in up to 10 geographic regions worldwide.  The Iridium Extreme PTT weighs 9.5 ounces and offers up to 6.5 hours of talk time in phone mode and five hours of talk time in PTT mode.

We expect these devices to maintain our competitive position as premium offerings in the market due to their capabilities, mobility, reliability and global coverage. In addition to these devices, we offer variants of the Iridium 9555 handset and the Iridium Extreme handset that are qualified for sale to U.S. government customers.

Iridium GO!

We also offer Iridium GO!, a small, rugged, personal connectivity device that connects to the Iridium network to create a Wi-Fi hotspot, enabling the use of smartphones and tablets for voice calls, text messages and emails, posts to social networking sites, and limited use of optimized mobile websites. Iridium GO! also has an emergency SOS button and GPS and location-based services. Smartphone or tablet access is provided through special applications downloaded for free from the Apple App Store or through Google Play for Android smartphones or tablets. A software development kit is available to enable the creation of additional applications or integrate Iridium GO! connectivity into existing applications.

Voice and Data Modems

We also offer a combined voice transceiver and data modem, which our distributors integrate into a variety of communications solutions that are deployed in different applications around the world. Our principal offering in this space is the Iridium Core 9523 L-Band transceiver, which utilizes the transceiver core of our Iridium Extreme satellite handset. The Iridium Core 9523 provides a small voice and data module that can be integrated with other components to create a modem tailored for typical VAM applications as well as specific applications, such as a dual-mode terrestrial radio and satellite phone or IoT applications that require more efficient data throughput through circuit-switched data transmission. The Iridium 9523 PTT adds PTT capability, allowing development partners to design and build land mobile, fixed, aviation and maritime devices with Iridium PTT. We also offer the 9522B L-Band transceiver, which utilizes the same transceiver core that is used in our Iridium 9555 satellite handset to provide voice and circuit-switched data services. Our principal customers for our L-Band transceivers are VAMs and VARs, who integrate them into specialized devices that access our network.

Broadband Data Devices

We have selected several VAMs to manufacture terminals for use with our Iridium Certus broadband service. Iridium Certus terminals are specifically designed for the maritime, aviation, land mobile or government markets and ultimately will offer a variety of significantly enhanced data speeds and antenna types. Iridium Certus terminals provide enterprise-grade broadband functionality alongside high quality voice capabilities that can be used on a global basis. Initial terminal offering speeds are 352 Kbps and will later be upgradable to 704 Kbps through a firmware upgrade. Ultimately, Iridium Certus terminals are designed to offer a variety of cost points, antenna types and data speeds ranging from 22 Kbps to 1.4 Mbps. We believe Iridium Certus provides a competitive, cost-effective and reliable range of narrowband and broadband services to the market, in standalone applications or as a complement to other wireless technologies.

Iridium Certus is ideal for maritime operational and safety services. These terminals deliver the satellite communications technology that the industry demands, combining all the benefits of L-Band with broadband and truly global coverage. Iridium Certus terminals offer superior connectivity for maritime customers whether used as a standalone service or as a complement to VSAT services. Our principal end users for Iridium Certus in the maritime market are merchant shipping, commercial fishing, large leisure vessels, and work boats. Our initial terminals in this market are the Cobham Sailor 4300 and Thales VesseLINK.

In aviation, Iridium Certus will deliver critical safety services and in-flight communications. Our principal end users for Iridium Certus in the aviation market include commercial, corporate and government users, general aviation, rotorcraft and unmanned aircraft. Our initial terminal in this market will be the FlytLINK by Thales, which is targeted for commercial availability in 2019.

In the land mobile market, we expect enterprises, governments, and individuals that want to extend their use of mobile networks into remote areas without having to deploy ground-based infrastructure or expensive terminals will utilize Iridium Certus. Iridium Certus devices may be integrated with internet, cellular, land mobile radio, and location-based applications to keep users connected, offering global push-to-talk, situational awareness, email, messaging and voice-over-IP. We believe our principal end users for Iridium Certus in the land mobile market will be military users, first responders, non-governmental organizations, oil and gas users, remote fleets and media users. Our initial terminal in this market is Thales MissionLINK, which is now commercially available.

In the government market, Iridium Certus terminals will provide beyond-line-of-sight communications critical to mission success. The initial terminal in this market is the Thales MissionLINK.

Our legacy terminal, the Iridium Pilot, provides up to three independent voice lines and an internet connection for data communications of up to 134 Kbps, using our Iridium OpenPort service. All voice and data capabilities can be used simultaneously. Our principal customers for Iridium Pilot are service providers who integrate the device with their own hardware and software products to provide a suite of customer-focused voice and IP-based data packages for ship operation, crew calling and e-mail. We believe our Iridium Pilot terminal, with its flexible service options, provides an excellent low-cost option to the maritime market, including market sectors such as luxury yachts, tug boats, and other fishing and cruising vessels. Iridium Pilot also offers a low-cost solution as a complement to maritime Ku- and Ka- Band VSAT systems providing broadband and data services for ships, where Iridium Pilot can fill in coverage gaps and operate during significant rain fade events that impair K-band service, provide services where the VSAT terminal is not licensed to operate, and provide an alternate channel during VSAT maintenance and configuration. We also offer Iridium Pilot Land Station, which allows remote individuals and businesses from off-the-grid terrestrial locations to obtain reliable internet connections and voice calling no matter where they are located.

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

Device Development and Manufacturing

We contract with Cambridge Consulting Ltd. and other suppliers to develop our devices, with Benchmark Electronics Inc., or Benchmark, to manufacture most of our devices in a facility in Thailand, and with Hybrid Design Associates to manufacture a portion of our devices in the U.S. Pursuant to our contract with Benchmark, we may be required to purchase excess materials at cost plus a contractual markup if the materials are not used in production within the periods specified in the agreement. Benchmark generally repurchases the materials from us at the same price we paid, as required for the production of the devices. Our agreement with Benchmark is automatically renewable for additional one-year terms unless terminated by either party.

We selected several VAMs to manufacture terminals for use with our Iridium Certus broadband service. Iridium Certus terminals are specifically designed for the maritime, aviation or land mobile markets, and certain of these VAMs were given certain limited exclusivity in those markets, in exchange for sales commitments.

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

Our Spectrum

We hold licenses to use 8.725 MHz of contiguous spectrum in the L-Band, which operates at 1.6 GHz, and allows for two-way communication between our devices and our satellites. In addition, we are authorized to use 200 MHz of K-Band (23 GHz) spectrum for satellite-to-satellite communications, known as inter-satellite links, and 400 MHz of Ka-Band spectrum (19.4 GHz to 19.6 GHz and 29.1 GHz to 29.3 GHz) for two-way communication between our satellites and our ground stations, known as feeder links. We are also authorized to use the 156.0125-162.0375 MHz spectrum for reception of Automatic Identification System transmissions from maritime vessels and the 1087.7-1092.3 MHz spectrum for reception of Automatic Dependent Surveillance-Broadcast transmissions from aircraft. Access to this spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because each product and service can be deployed and sold worldwide. Our products and services are offered in over 100 countries, and we and our distributors continue to seek authorizations in additional countries.

Our use of spectrum is globally coordinated and recorded by, and subject to the frequency rules and regulations of, the International Telecommunication Union, or ITU. The ITU is the United Nations organization responsible for worldwide co-operation in the telecommunications sector. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments. Each ITU administration is required to give notice of, coordinate and record its proposed use of radio frequency assignments with the ITU’s Radiocommunication Bureau. The coordination negotiations are conducted by the national administrations with the assistance of satellite operators. When the coordination process is completed, the ITU formally notifies all proposed users of frequencies and orbital locations in order to protect the recorded assignments from subsequent nonconforming or interfering uses by member states of the ITU. Only member states have full standing within this inter-governmental organization. Filings to the ITU were made on our behalf by the United States.

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

	Year Ended December 31,
	2018	2017	2016
United States	53%	51%	52%
Canada	9%	10%	10%
United Kingdom	10%	10%	11%
Other Countries (1)	28%	29%	27%

(1)	No single country in this group represented more than 10% of our revenue for any of the periods indicated.

For more information about our revenue from sales to foreign and domestic customers, see Note 15 to our consolidated financial statements included in this annual report.

Traffic Originating Outside the United States

A significant portion of our voice and data traffic originates outside the United States. The table below sets forth the percentage of our commercial voice and data traffic originating outside the United States, excluding Iridium OpenPort traffic, for the last three years.

	Year Ended December 31,
	2018	2017	2016
Commercial voice traffic (minutes)	90%	88%	88%
Commercial data traffic (kilobytes)	72%	75%	72%

Our Network

Our Constellation

Our satellite network has an architecture of 66 operational LEO satellites in six orbital planes of eleven vehicles each in nearly circular polar orbits, in addition to in-orbit spares and related ground infrastructure, as well as ground spares. Our operational satellites orbit at an altitude of approximately 483 miles (778 kilometers) above the earth and travel at approximately 16,689 mph, resulting in a complete orbit of the earth approximately every 100 minutes. The design of our constellation ensures that generally at least one satellite is visible to subscribers from any point on the earth’s surface, covering all of the world’s population. While our constellation offers true global coverage, most of our devices and antennas must have a direct line of sight to a satellite to transmit or receive a signal, and services on those devices are not available in locations where a satellite signal cannot be transmitted or received, which for some devices includes inside a building.

During 2017, we began de-orbiting our first-generation satellites on an individual basis after they were replaced by Iridium NEXT vehicles. We expect to complete the required de-orbit initiation process for our first-generation satellites during 2019.

Our constellation is unique among commercial constellations in the usage of radio frequency crosslinks between our satellites, which eliminates the need for local ground infrastructure. These crosslinks enable each satellite to communicate with up to four other satellites in space, two in the same orbital plane and two in adjacent planes. Our traffic is routed on a preplanned route between satellites to a predetermined satellite that is in contact with one of the Iridium teleport network, or TPN, locations. The TPN sites then transmit the traffic to and from the gateways which in turn provide the interface to terrestrial-based networks such as the PSTN, a public land mobile network, or PLMN, and the internet. The use of a TPN allows grounding traffic at multiple locations within our ground network infrastructure. This flexibility allows for rapid reconfiguration of grounding traffic from the satellites in the event of a space, antenna or ground routing anomaly and results in greater reliability of our network. The design of our space and ground control system also facilitates the real-time monitoring and management of the satellite constellation and facilitates service upgrades via software enhancements. All our ground infrastructure, including gateway and teleport technology and satellite control systems, was upgraded in advance of the completion of Iridium NEXT.

We believe our interlinked satellite infrastructure provides several advantages over low earth orbiting “bent-pipe” satellite networks that rely on multiple terrestrial gateways, such as Globalstar’s and ORBCOMM’s networks. We have the only satellite network with true global coverage, and our constellation is less vulnerable to single points of failure, as traffic can be routed around any one satellite problem to complete the communications path to the ground. In addition, the small number of ground stations increases the security of our constellation, a factor that makes our network particularly attractive to government institutions and large enterprises. The low orbit of our constellation also allows our network to operate with low latency and with smaller antennas due to the proximity of our satellites to the earth.

Our constellation is designed to provide significant coverage overlap for mitigation of service gaps from individual satellite outages, particularly at higher northern and southern latitudes. Each satellite in our constellation was designed with a high degree of on-board subsystem robustness, an on-board fault detection system, and isolation and recovery capabilities for safe and quick risk mitigation. Our ability to reposition our satellites provides us with operating flexibility and enhances our ability to maintain a commercially acceptable level of service. If a satellite should fail or become unusable, in most cases we will be able to reposition one of our in-orbit spare satellites to take over its functions within days, with minimal impact on our services.

Our primary commercial gateway is located in Tempe, Arizona, with a second dedicated commercial gateway located in Russia. A gateway processes and terminates calls and generates and controls user information pertaining to registered users, such as geo-location and call detail records. The DoD owns and operates a dedicated gateway for U.S. government users, which provides an interface between voice and data devices and the Defense Information Systems Network and other terrestrial infrastructure, providing DoD users with secure communications capabilities. Our network has multiple antennas located at the TPN facilities, including the Tempe gateway, that communicate with our satellites and pass calls between the gateway and the satellites as the satellites traverse our antennas, thereby connecting signals from the terminals of end users to our gateways. This system, together with our satellite crosslinks, enables communications that are not dependent on a ground station in the region where the end user is using our services.

We operate our satellite constellation from our satellite network operations center, or SNOC, in Leesburg, Virginia. This facility manages the performance and status of each of our satellites, developing and distributing routing tables for use by the satellites, TPN facilities and gateways, directing traffic routing through the network and controlling the formation of coverage areas by the satellites’ main mission antennas. We also operate TPN facilities in Fairbanks, Alaska and Tempe, Arizona in the United States, and in northern Canada and Norway that perform telemetry, tracking and control functions and route commercial services.

From time to time, individual satellites in our constellation experience operating problems that may result in a satellite outage, but due to the overlapping coverage within our constellation and the dynamic nature of our LEO system, the individual satellite outages typically do not negatively affect our customers’ use of our system for a prolonged period. In addition, most system processing related to our service is performed using software on board each satellite instead of on the ground. We believe this provides us with significant flexibility and contributes to the longevity of the constellation by enabling engineers to develop additional functionality and software-based solutions to occasional faults and anomalies in the system.

We selectively replace parts for our gateway and TPN facilities as necessary and maintain an inventory of spare parts, which we continuously monitor. When we do not have necessary spares in inventory or our spares become obsolete, we rely on third parties to develop necessary parts.

The terms of our Credit Facility require us to maintain in-orbit insurance covering losses from satellite failures for a period of time with respect to our Iridium NEXT satellites. See “Our Network—Iridium NEXT” below. Once this requirement lapses, we do not expect to continue to maintain in-orbit insurance covering losses from satellite failures or other operational problems affecting the Iridium NEXT constellation.

Our first-generation satellite constellation license from the FCC has been extended until July 31, 2019, and may be extended again if we request. We also hold a space station license for the launch and operation of our Iridium NEXT constellation, which expires February 23, 2032. Our U.S. gateway earth station and the U.S. government customer and commercial subscriber earth station licenses expire between October 2021 and 2026. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration.

Iridium NEXT

We recently completed the process of replacing our first-generation constellation with our Iridium NEXT satellite constellation, which supports new services and higher data speeds for new products. We deployed a total of 75 Iridium NEXT satellites on eight Falcon 9 rockets launched by SpaceX.

The Iridium NEXT constellation also hosts the Aireon system. The Aireon system was developed by Aireon LLC, which we formed in 2011, with subsequent investments from the ANSPs of Canada, Italy, the United Kingdom, Denmark and Ireland, to provide a global air traffic surveillance service through a series of ADS-B receivers on the Iridium NEXT satellites, which were activated on an individual basis as the Iridium NEXT satellite began carrying traffic in our constellation. Aireon has contracted to offer this service to our co-investors in Aireon, as well as other ANSPs, and plans to offer the service to other customers worldwide, including the FAA. The FAA recently announced that it will run operational trials of the Aireon system beginning in 2020. These ANSPs will use the service to provide improved air traffic control services over the oceans, as well as polar and remote regions. Aireon also plans to market the data to airlines and other users. Under our agreements with Aireon, Aireon will pay us fees of $200.0 million to host the ADS-B receivers on Iridium NEXT, of which they have paid us $43.1 million as of December 31, 2018, as well as power and data services fees of up to approximately $22.6 million per year, once Aireon achieves specified customer milestones, for the delivery of the air traffic surveillance data over the Iridium NEXT system.

While the Aireon ADS-B receivers are the primary hosted payload on the Iridium NEXT satellites, we have also entered into an agreement with Harris for it to utilize the remaining space for payloads it has constructed for its customers. We expect this agreement to result in an additional $74.1 million in hosting and prepaid data service fees, of which Harris has paid us $64.9 million as of December 31, 2018.

As required by our Credit Facility, we obtained insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. We do not expect to insure the operation of our Iridium NEXT satellites beyond the timeframe required by our lenders.

Full Scale Development and Launch Services Agreements

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD will be approximately $2.3 billion, and we expect our payment obligations under the FSD to extend into 2019. As of December 31, 2018, we had made total payments of $2.2 billion to Thales Alenia Space, of which $1.5 billion were from borrowings under the Credit Facility. We used the Credit Facility to pay 85% of each invoice received from Thales Alenia Space under the FSD with the remaining 15% funded from cash on hand until the Credit Facility was fully drawn in February 2017. We now pay 100% of each of the remaining invoices received from Thales Alenia Space from cash on hand.

In March 2010, we entered into an agreement with SpaceX as the primary launch services provider for Iridium NEXT. The contract price under the SpaceX agreement is $448.9 million for seven launches. In November 2016, we entered into an additional agreement with SpaceX for an eighth Falcon 9 launch for a contract price of $61.9 million. Although we are the customer of record with SpaceX, we contracted separately with GFZ German Research Centre for Geosciences, or GFZ, for $29.8 million to share the launch of NASA’s two Gravity Recovery and Climate Experiment Follow-On satellites on a specially designed dispenser on the Falcon 9 rocket. As of December 31, 2018, we had made aggregate payments of $498.9 million to SpaceX, and received the full $29.8 million from GFZ. As of January 2019, all contracted launches with SpaceX were completed.

Aireon Holdings LLC Agreement

In November 2012, we, through our Iridium Satellite subsidiary, and Aireon entered into an Amended and Restated Limited Liability Company Agreement with NAV CANADA, the ANSP of Canada, and a wholly owned subsidiary of NAV CANADA. In February 2014, we entered into a Second Amended and Restated Limited Liability Company Agreement, or the Aireon LLC Agreement, with NAV CANADA; Enav S.p.A., the ANSP of Italy; Naviair, the ANSP of Denmark; Irish Aviation Authority Limited, the ANSP of Ireland, or IAA; and wholly owned subsidiaries of NAV CANADA, Enav and Naviair. In May 2018, we entered into a Third Amended and Restated Limited Liability Company Agreement, or the Aireon LLC Agreement, with NAV CANADA; Enav; NATS (Services) Limited, the ANSP of the United Kingdom; Naviair; IAA; and wholly owned subsidiaries of NAV CANADA, Enav, NATS, Naviair, and IAA. In December 2018, in connection with Aireon’s entry into a debt facility, we and the other Aireon investors contributed our interests in Aireon into a new holding company, Aireon Holdings LLC, and entered into an Amended and Restated Aireon Holdings LLC Agreement. Aireon Holdings holds 100% of the membership interests in Aireon LLC, which remains the operating entity.

Under the Aireon Holdings LLC Agreement, we hold a common membership interest, and the other investors hold preferred membership interests resulting from their investments in Aireon for an aggregate purchase price of approximately $339 million. If and when funds are available, Aireon Holdings is required to redeem a portion of our ownership interest for a payment of $120 million, following which NAV CANADA’s subsidiary will hold a 45% interest in Aireon Holdings, and the other ANSP subsidiaries will collectively hold a 33% interest, with Iridium retaining a 22% interest. Based on Aireon’s business plan and restrictions under Aireon’s debt facility, we do not expect this redemption of our ownership interest to occur before early 2022.

The Aireon Holdings LLC Agreement provides for Aireon Holdings to be managed by a board of directors consisting of 11 members. Currently, we may nominate two directors, NAV CANADA may nominate five directors, Enav and NATS may each nominate one director, and Naviair and IAA may together nominate one director. The chief executive officer of Aireon Holdings serves as the eleventh director. The Aireon Holdings LLC Agreement also provides the minority-interest holders with several protective provisions.

Constellation De-Orbiting Obligations

We have certain de-orbit obligations under our FCC licenses. Specifically, pursuant to an orbital debris mitigation plan incorporated into our FCC satellite constellation license in 2002, we are required to lower each of our first-generation satellites to an orbit with a perigee of approximately 250 kilometers as it reaches the end of its useful life and to coordinate these orbit-lowering maneuvers with the U.S. Combined Space Operations Center. In August 2014, we received a license modification from the FCC permitting us to operate up to ten of our first-generation satellites pursuant to the less stringent 25 year de-orbit standards for non-geostationary satellites that the FCC acknowledged in 2004 would serve the public interest and has been utilized for other satellite constellations since that time. All of our Iridium NEXT satellites are subject to the less stringent 25 year de-orbit standard.

Our FCC license requires us to de-orbit a first-generation satellite following its replacement with an Iridium NEXT constellation satellite and to notify the FCC within 30 days following removal of a first-generation satellite from its operational orbit for purposes of de-orbit. We began de-orbiting individual satellites as they were replaced with Iridium NEXT satellites. We expect to complete the required de-orbit initiation process for our first-generation satellites during 2019.

Competition

The mobile satellite services industry is highly competitive but has significant barriers to entry, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead time associated with obtaining the required licenses, building and launching the satellite constellation, and deploying the ground network technology. We currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Currently, our principal mobile satellite services competitors are Inmarsat, Globalstar, Thuraya Telecommunications Co., or Thuraya, and ORBCOMM. We compete primarily on the basis of coverage, quality, mobility and pricing of services and products.

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

Research and Development

Our research and development efforts have focused on the development, design and testing of the Iridium NEXT constellation and new products and services, such as Iridium Certus, Iridium Edge, Iridium PTT, Iridium Burst, Iridium Pilot Land Station, Iridium GO!, and chipsets. We also develop product and service enhancements and new applications for our existing products and services. Our research and development expenses were $22.4 million, $15.2 million and $16.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Employees

As of December 31, 2018, we had 469 full-time employees and 6 part-time employees, none of whom are subject to any collective bargaining agreement. We consider our employee relations to be good.

Intellectual Property

At December 31, 2018, we held 21 U.S. patents and one foreign patent. These patents cover several aspects of our satellite system, our global network, our communication services, and our devices.

In addition to our owned intellectual property, we also license critical intellectual property from Motorola Solutions to operate and maintain our network and related ground infrastructure and services as well as to design and manufacture our devices. This intellectual property is essential to our ability to continue to operate our constellation and sell our services and devices. We maintain our licenses with Motorola Solutions pursuant to several agreements, which can be terminated by Motorola Solutions upon the commencement by or against us of any bankruptcy proceeding or other specified liquidation proceedings or upon our material failure to perform or comply with any provision of the agreements. If Motorola Solutions were to terminate any such agreement, it may be difficult or, under certain circumstances, impossible to obtain the technology from alternative vendors. Motorola Solutions has assigned to a third party a portion of the patents that are covered by some of these licenses.

We license additional intellectual property and technology from other third parties and expect to do so in the future in connection with our network and related ground infrastructure and services as well as our devices. If any such third party were to terminate its agreement with us or cease to support and service such intellectual property or technology, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain substitute intellectual property or technology from alternative vendors. Any substitute intellectual property or technology may also have lower quality or performance standards, which would adversely affect the quality of our devices and services. For more information, see “Risk Factors—We are dependent on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing devices and services.”

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

Our ability to successfully implement our business plan will also depend on a number of other factors, including:

•	our ability to maintain the health, capacity and control of our satellite constellation;

•	the level of market acceptance and demand for our products and services;

•	our ability to introduce innovative new products and services that satisfy market demand, including new product and service offerings on Iridium NEXT;

•	our ability to expand our business using our existing spectrum resources both in the United States and internationally;

•	our ability to sell our products and services in additional countries;

•	our ability to maintain our relationship with U.S. government customers, particularly the DoD;

•
the ability of our distributors to market and distribute our products, services and applications effectively and their continued development of innovative and improved solutions and applications for our products and services;

•	the effectiveness of our competitors in developing and offering similar services and products;

•	our ability to continue to de-orbit our first-generation satellites; and

•	our ability to maintain competitive prices for our products and services and to control our costs.

We have a considerable amount of debt which may limit our ability to fulfill our obligations and/or to obtain additional financing.

As of December 31, 2018, we had $2,044.9 million of consolidated gross indebtedness on an actual basis, consisting of $1,684.9 million of indebtedness outstanding under the Credit Facility and $360.0 million of indebtedness outstanding under our senior unsecured notes, or the Notes.

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

•
Market conditions could affect our access to capital markets, restrict our ability to secure financing to make the capital expenditures and investments and pay other expenses planned by us, which could adversely affect our business, financial condition, cash flows and results of operations.

Further, despite our substantial levels of indebtedness, we and our subsidiaries may have the ability to incur substantially more indebtedness, which could further intensify the risks described above.

We will need to refinance the Notes or our Credit Facility prior to October 15, 2022.

If any of the Notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity of the Notes, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022. Accordingly, prior to that date we will need to either refinance the Notes with debt that matures after the Credit Facility, or we will need to refinance the Credit Facility, or both. We may not be able to refinance either the Notes or the Credit Facility on favorable terms or at all. Our ability to refinance will depend on a range of factors, including our business performance, general economic conditions and the state of the capital markets.

If we do not generate sufficient cash flows, we may be unable to service all of our indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our debt obligations depends on our successful financial and operating performance, which may be affected by a range of economic, competitive and business factors, many of which are outside of our control and some of which are described elsewhere in the “Risk Factors” section of this Form 10-K.

If our cash flow and capital resources are insufficient to fund our debt service obligations, or to repay the Credit Facility when it matures, or the Notes when they mature, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. We may not be able to refinance our debt, or any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations. Our ability to implement successfully any such alternative financing plans will depend on a range of factors, including general economic conditions, the level of activity in capital markets generally, and the terms of our various debt instruments then in effect.

The indenture governing the Notes and the Credit Facility contain cross-default or cross-acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable because of a default under an unrelated debt instrument.

Our failure to comply with the obligations contained in the indenture governing the Notes, the Credit Facility or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments (together with accrued and unpaid interest and other fees) becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis, or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations and/or cash flows, which could cause us to become bankrupt or insolvent or otherwise impair our ability to make payments in respect of our indebtedness.

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

If we default under the Credit Facility, the lenders may require immediate repayment in full of amounts borrowed or foreclose on our assets.

The Credit Facility contains events of default, including:

•	non-compliance with the covenants under the Credit Facility, including financial covenants and covenants relating to hosted payloads;

•	cross-default with other indebtedness;

•	insolvency of any obligor under the Credit Facility;

•	revocation of the insurance policy with Bpifrance Assurance Export S.A.A., or BPIAE, that insures the substantial majority of our obligations; and

•	a determination by the lenders that we have experienced a material adverse change in our business.

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

The Credit Facility also prohibits us from paying dividends to holders of our Series B Preferred Stock for a period of five quarters, and at any point beyond that if we are unable to certify that we anticipate being able to comply with the financial covenants of the Credit Facility for the next twelve months each time we declare a dividend. If we are unable to make that certification, we will not be able to pay the dividends on our outstanding preferred stock. As required by our amended Credit Facility, we announced a five-quarter deferral of dividends on the Series B Preferred Stock beginning with the dividends due June 15, 2018. If we do not pay dividends on our preferred stock for six quarterly periods (whether or not consecutive), the holders of the Series B Preferred Stock will have the power to elect two members of our board of directors. The interests of the holders of our preferred stock may differ from those of our other stockholders. In addition, any dividend we fail to pay will accrue, and the holders of our Series B Preferred Stock will be entitled to a preferential distribution of the original purchase price per share plus all accrued and unpaid dividends before any distribution may be made to holders of our common stock in connection with any liquidation event. Complying with these restrictions may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions.

The LIBOR calculation method may change, and LIBOR is expected to be phased out after 2021.

A portion of our Credit Facility bears interest at a rate based on the London Interbank Offered Rate, or LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority, or the FCA, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. If changes to LIBOR result in an increase in rates, our interest expense under the Credit Facility would increase. Further, if LIBOR is no longer available, we and our Credit Facility lenders may be required to determine a substitute rate, and if such substitute rate is higher than LIBOR, our interest expense under the Credit Facility would increase.

Our in-orbit satellite insurance only covers the first twelve months of operations of our Iridium NEXT satellites, as a result of which we may be subject to increased costs.

The insurance we have on our in-orbit Iridium NEXT satellites only covers in-orbit failures of our satellites for a period of twelve months from the date of launch. As a result, a failure of one or more of our satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss and could harm our financial condition. Furthermore, this insurance does not cover lost revenue.

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

We will have to de-orbit all of our remaining first-generation satellites, and we may not be able to obtain or maintain adequate de-orbit insurance.

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

Our current insurance policy covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to a de-orbit of our first-generation satellites. Our current policy has a one-year term, which expires on December 8, 2019, and covers all remaining first-generation satellites. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. De-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all or in sufficient amount to cover the planned de-orbit, over time, of all satellites in our first-generation constellation. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. In addition, even if we continue to maintain a de-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

Our agreements with U.S. government customers, particularly the DoD, which represent a significant portion of our revenue, expire in 2019 and are also subject to termination.

The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 20% and 24% of our revenue for the years ended December 31, 2018 and 2017, respectively. We provide the majority of our services to the U.S. government pursuant to our GMSS and EMSS contracts. We entered into these contracts in September 2013 and October 2013, respectively. The GMSS contract provided for a one-year base term and four additional one-year options exercisable at the election of the U.S. government, all of which were exercised, and the EMSS contract provided for a five-year term. The government has extended each of these contracts through early 2019 pursuant to federal acquisition regulations. We are currently negotiating renewals of these contracts, but we can provide no assurance that we will be able to do so on favorable terms, or at all. Further, the U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. Our relationship with the U.S. government is also subject to the overall U.S. government budget and appropriation decisions and processes. U.S. government budget decisions, including with respect to defense spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geopolitical events and macroeconomic conditions, and are beyond our control. If the U.S. government terminates or fails to renew either of the agreements, we would lose a significant portion of our revenue.

We are dependent on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing devices and services.

We license critical intellectual property and technology to operate and maintain our network and related ground infrastructure and services as well as to design, manufacture, and sell our devices. This intellectual property and technology is essential to our ability to continue to operate our constellation and sell our services and devices. In addition, we are dependent on third parties to develop enhancements to our current services and services even in circumstances where we own the intellectual property. If any third-party owner of such intellectual property or technology were to terminate any license agreement with us or cease to support and service such intellectual property or technology or perform development on our behalf, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain such intellectual, technology, or services from alternative vendors. Any substitute intellectual property or technology may also be costly to develop and integrate, or could have lower quality or performance standards, which would adversely affect the quality of our devices and services. In connection with the development of new devices and services, we may be required to obtain additional intellectual property rights from third parties. We can offer no assurance that we will be able to obtain such intellectual property rights on commercially reasonable terms or at all. If we are unable to obtain such intellectual property rights on commercially reasonable terms, we may not be able to develop new devices and services.

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

Our failure to effectively manage the expansion of our portfolio of products and services could impede our ability to execute our business plan, and we may experience increased costs or disruption in our operations.

In order to achieve the substantial future revenue growth we have projected, we must develop and market new products and services, such as Iridium Certus. We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to manage the growth of our business. As our product and service portfolio continues to expand, the responsibilities of our management team and other company resources also grow. Consequently, we may further strain our management and other company resources with the increased complexities and administrative burdens associated with a larger, more complex portfolio of products and services. For example, we have in the past experienced quality issues and incorrect market assessments in connection with the introduction of new products and services, and we may experience such issues in the future. Our failure to meet these challenges as a result of insufficient management or other resources could significantly impede our ability to execute our business plan, which relies in part on our ability to leverage our largely fixed-cost infrastructure. To properly manage our growth, we may need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Failure to effectively manage the expansion of our portfolio of products and services in a cost-effective manner could result in declines in product and service quality and customer satisfaction, disruption of our operations, or increased costs, any of which would reduce our ability to increase our profitability.

As we and our distributors expand our offerings to include more consumer-oriented devices, we are more likely to be subject to product liability claims, recalls or litigation, which could adversely affect our business and financial performance.

Through our distributors, we offer several devices and services aimed at individual consumers, and we and our distributors continue to introduce additional devices and services. These devices and services, such as satellite handsets, personal locator devices and location-based services, can contain design and manufacturing defects. Defects may also occur in components and devices that we purchase from third parties. There can be no assurance we will be able to detect and fix all defects in the hardware, software and services that we sell. Further, these devices and services may be used in isolated and dangerous locations, including emergency response situations, and users who suffer property damage, personal injury or death while using the device or service may seek to assert claims or bring lawsuits against us. Further, it is possible that our devices could become the subject of consumer protection investigations, enforcement actions, or litigation, including class actions. We seek to limit our exposure to all of these claims by maintaining a consumer protection compliance program, and through appropriate notices, disclosures, indemnification provisions and disclaimers, but these steps may not be effective. We also maintain product liability insurance, but this insurance may not cover any particular claim or litigation, or the amount of insurance may be inadequate to cover the claims brought against us. Product liability insurance could become more expensive and difficult to maintain and might not be available on acceptable terms or at all. In addition, it is possible that our devices could become the subject of a product recall as a result of a device defect. We do not maintain recall insurance, so any recall could have a significant effect on our financial results. In addition to the direct expenses of product liability claims, investigations, recalls and litigation, a claim, investigation, recall or litigation might cause us adverse publicity, which could harm our reputation and compromise our ability to sell our devices in the future.

The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations, and evolving views of personal privacy rights and information security standards.

We transmit, process, and in some cases store in the normal course of our business, end user data, including personal information. Many jurisdictions around the world have adopted laws and regulations regarding the collection, storage, transmission, use and disclosure of personal information. The legal standards for processing, storing and using this personal information continue to evolve, impose additional obligations and risk on our business, and have the potential to make some of our business processes more costly or less feasible. For example, the European Commission has enacted the General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR superseded prior EU data protection legislation, imposes more stringent EU data protection requirements, and provides for greater penalties for noncompliance.

In addition, the interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions remains unclear. These laws may be interpreted, applied and enforced in conflicting ways from country to country and in a manner that is not consistent with our current business practices. Complying with these varying privacy and data security legal requirements could cause us to incur additional costs and change our business practices. Further, our services are accessible in many foreign jurisdictions, and some of these jurisdictions may claim that we are required to comply with their laws, even where we have no operating entity, employees or infrastructure located in that jurisdiction. We could face direct expenses related to a variety of enforcement actions, government investigations, or litigation, and an interruption to our business and adverse publicity because of such enforcement actions, government investigations, or litigation. Such enforcement actions, government investigations, or litigation could also cause us to incur significant expenses if we were required to modify our products, our services, our infrastructure, or our existing security and privacy procedures in order to comply with new or expanded privacy and security regulations.

In addition, if end users allege that their personal information is not collected, stored, transmitted, used or disclosed by us or our business partners appropriately or in accordance with our policies or applicable laws, or that our failure to adequately secure their personal information compromised its security, we could have liability to them or to consumer protection agencies, including claims, investigations and litigation related to such allegations. Any failure on our part to protect end users’ personal information could result in a loss of user confidence, hurt our reputation, result in the loss of users, and cause us to incur significant expenses.

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

The 2009 collision of one of our satellites with a non-operational Russian satellite created a space debris field concentrated in the orbital altitude where the collision occurred, and thus increased the risk of space debris damaging or interfering with the operation of our satellites, which travel in this orbital altitude, as well as satellites owned by third parties, such as U.S. or foreign governments or agencies and other satellite operators. Although there are tools used by us and providers of tracking services, such as the U.S. Combined Space Operations Center, to detect, track and identify space debris, we or third parties may not be able to maneuver the satellites away from such debris in a timely manner. Any such collision could potentially expose us to significant losses and liability if we were found to be at fault.

If we experience operational disruptions with respect to our commercial gateways or operations center, we may not be able to provide service to our customers.

Our commercial satellite network traffic is supported by gateways in Tempe, Arizona, and Izhevsk, Russia, for traffic within Russian boundaries, and we operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. Currently, we do not have a backup facility for our primary gateway in Arizona, and our facilities are subject to the risk of significant malfunctions or catastrophic loss due to unanticipated events and would be difficult to replace or repair and could require substantial lead-time to do so. Material changes in the operation of these facilities may be subject to prior FCC approval, and the FCC might not give such approval or may subject the approval to other conditions that could be unfavorable to our business. Our gateways and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failures, delays in deliveries or regulatory issues. Any such failure would impede our ability to provide service to our customers.

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

Our customized hardware and software may be difficult and expensive to service, upgrade or replace.

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

The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new technologies and new satellite systems. New technology could render our system obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than ours, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new products and services. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure on our part to implement new technology within our system may compromise our ability to compete.

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

The implementation of ATC services by satellite service providers in the United States or other countries may result in terrestrial use of L-band spectrum in the 1.6 GHz band, which we use to provide our services, and such implementation may make it difficult for us to utilize the spectrum resources we require for our existing and future services. In addition, the FCC’s decision to permit ATC services was based on assumptions relating to the level of interference that the provision of ATC services would likely cause to other satellite service providers that use the L-band spectrum. If the FCC’s assumptions prove inaccurate, or the level of ATC services provided exceeds those estimated by the FCC, such as the proposed use by Ligado Networks, ATC services could substantially interfere with our satellites and devices, which would adversely affect our services. Outside the United States, other countries have implemented, or are considering implementing, regulations to facilitate ATC-like services.

Our networks and those of our third-party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our ability to compete for business, manage our risks, and protect our customers and our reputation. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer attacks, viruses and other security problems. Persons who circumvent security measures could wrongfully access and obtain or use information on our network or cause service interruptions, delays or malfunctions in our devices, services or operations, any of which could harm our reputation, cause demand for our products and services to fall, and compromise our ability to pursue our business plans. Recently, there have been reported a number of significant, widespread security attacks and breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States. In addition, there are reportedly private products available in the market today which may attempt to unlawfully intercept communications made using our network. We may be required to expend significant resources to respond to, contain, remediate, and protect against these attacks and threats, including compliance with applicable data breach and security laws and regulations, and to alleviate problems, including reputational harm and litigation, caused by these security incidents. In addition, in the event of such a security incident, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate. These security incidents could have a significant effect on our systems, devices and services, including system failures and delays that could limit network availability, which could harm our business and our reputation and result in substantial liability.

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

In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc., and in January 2014, Inmarsat acquired Globe Wireless, one of our service providers. Following each acquisition, Inmarsat essentially stopped promoting sales of our products and services, and they may further reduce their efforts in the future. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give those distributors. Our two largest distributors, Applied Satellite Technology LTD and Marlink Group, represented a total of 11% of our revenue for the year ended December 31, 2018, and our ten largest distributors represented, in the aggregate, 36% of our revenue for the year ended December 31, 2018. The loss of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications.

We rely on a limited number of key vendors for supply of equipment and services.

We currently rely on two manufacturers of our current devices, including our mobile handsets, L-Band transceivers, SBD devices and Iridium Pilot terminals. We also utilize sole source suppliers for some of the component parts of our devices. If any of our suppliers were to terminate its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price or at all.

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

In November 2016, we entered into a development services contract with Boeing, which will dedicate key Boeing personnel to continue the design and growth required for bringing new services and capabilities to our network. Technological competence is critical to our business and depends, to a significant degree, on the work of technically skilled personnel, such as these Boeing contractors. If Boeing’s performance falls below expected levels or if Boeing has difficulties retaining the personnel servicing our network development, the development of new products and services could be compromised. In addition, if Boeing terminates its agreement with us, we may not be able to find a replacement provider on favorable terms or at all, which could impair our operations and performance.

We have been and may in the future become subject to claims that our devices or services violate the patent or intellectual property rights of others, which could be costly and disruptive to us.

We operate in an industry that is susceptible to significant intellectual property litigation. As a result, we or our devices or services may become subject to intellectual property infringement claims or litigation. The defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:

•	subject us to significant liabilities to third parties, including treble damages;

•	require disputed rights to be licensed from a third party for royalties that may be substantial;

•	require us to cease using technology that is important to our business; or

•	prohibit us from selling some or all of our devices or offering some or all of our services.

Conducting and expanding our operations outside the United States creates numerous risks, which may harm our operations and compromise our ability to expand our international operations.

We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States, excluding our Iridium OpenPort broadband data service traffic, accounted for 72% and 75% of total commercial data traffic for the years ended December 31, 2018 and 2017, respectively, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 90% and 88% of total commercial voice traffic for the years ended December 31, 2018 and 2017, respectively. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries.

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

•	instability of international economies and governments;

•	changes in laws and policies affecting trade and investment in other jurisdictions, including the United Kingdom’s proposed exit from the European Union;

•	exposure to varying legal standards, including data privacy, security and intellectual property protection in other jurisdictions;

•	difficulties in obtaining required regulatory authorizations;

•	difficulties in enforcing legal rights in other jurisdictions;

•	local domestic ownership requirements;

•	requirements that operational activities be performed in-country;

•	changing and conflicting national and local regulatory requirements;

•	foreign currency exchange rates and exchange controls; and

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

Under our agreements with Motorola Solutions and the U.S. Government, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy, together with the de-orbiting endorsement, covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining and operating our first-generation satellites and, in the case of the de-orbiting endorsement, a mass de-orbit of our first-generation satellites. Our current policy has a one-year term, which expires on December 8, 2019, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. In addition, even if we continue to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.

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

Our ownership and operation of a satellite communications system and the sale of products that operate on that system are subject to significant regulation in the United States, including by the FCC, the U.S. Department of Commerce and others, and in foreign jurisdictions by similar local authorities. The rules and regulations of these U.S. and foreign authorities may change, and such authorities may adopt regulations that limit or restrict our operations as presently conducted or currently contemplated. Such authorities may also make changes in the licenses of our competitors that affect our spectrum. Such changes may significantly affect our business. Further, because regulations in each country are different, we may not be aware if some of our distribution partners or persons with whom we or they do business do not hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses. Our failure or delay in obtaining the approvals required to operate in other countries would limit or delay our ability to expand our operations into those countries. Our failure to obtain industry-standard or government-required certifications for our products could compromise our ability to generate revenue and conduct our business in other countries. Any imposition of sanctions, loss of license or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in the United States or foreign jurisdictions could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.

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

We hold FCC licenses, specifically a license for our first-generation satellite constellation, a license for the Iridium NEXT constellation, licenses for our U.S. gateway and other ground facilities, and blanket earth station licenses for U.S. government customers and commercial subscribers, that are subject to revocation if we fail to satisfy specified conditions. The FCC licenses are also subject to modification by the FCC. Our first-generation satellite constellation license from the FCC has been extended until July 31, 2019. Our Iridium NEXT license expires on February 23, 2032. Our U.S. gateway earth station and the U.S. government customer and commercial subscriber earth station licenses expire between October 2021 and 2026. There can be no assurance that the FCC will renew the FCC licenses we hold or grant new ones or modifications. If the FCC revokes, modifies or fails to renew the FCC licenses we hold, or fails to grant a new license or modification, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.

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

The Tax Cuts and Jobs Act, or the Tax Act, enacted in December 2017, resulted in significant changes to the Internal Revenue Code, including, among other things, significantly reducing the statutory corporate U.S. federal income tax rate, imposing limitations on the ability to deduct interest expense and net operating losses and making changes to the way a U.S. multinational company’s foreign operations are taxed, including a one-time mandatory tax on deferred foreign earnings and the imposition of the “base erosion anti-abuse tax.” The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 was effective for reporting periods that include December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the anticipated effects of the Tax Act and recorded provisional amounts in our December 31, 2017 financial statements. In the fourth quarter of 2018, we completed our accounting for the income tax effects of the Tax Act. No material adjustments were required to the provisional amounts initially recorded. If any additional guidance is issued by the IRS or other standard-setting bodies with respect to the Tax Act, we may need to make adjustments to our prior estimates, which could materially affect our financial statements in the period in which the adjustments are made.

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

In addition, any major business combination or similar strategic transaction would require approval under the Credit Facility and may require significant additional financing. Depending on market conditions, investor perceptions of our company and other factors, we might not be able to obtain approvals under the Credit Facility or financing on acceptable terms, in acceptable amounts or at appropriate times to implement any such transaction. Any such financing, if obtained, may further dilute existing stockholders.

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

The market price of our common stock may be volatile.

The trading price of our common stock may be subject to substantial fluctuations. Factors affecting the trading price of our common stock may include:

•	failure in the performance of our satellites;

•	failure of Aireon to successfully market its service;

•	failure to comply with the terms of the Credit Facility or the indenture for the Notes;

•	actual or anticipated variations in our operating results, including termination or expiration of one or more of our key contracts, or a change in sales levels under one or more of our key contracts;

•	sales of a large number of shares of our common stock or the perception that such sales may occur;

•	the dilutive effect of outstanding stock options and other equity awards;

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

Our common stock ranks junior to our Series B Preferred Stock with respect to dividends and amounts payable in the event of our liquidation.

Our common stock ranks junior to our Series B Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up. This means that, unless accumulated dividends have been paid or set aside for payment on all outstanding shares of Series B Preferred Stock for all past completed dividend periods, no dividends may be declared or paid on our common stock. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our common stock until we have paid to holders of the Series B Preferred Stock the applicable liquidation preference plus accrued and unpaid dividends, and we have currently suspended the payment of dividends on our Series B Preferred Stock in accordance with the terms of our amended and restated Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional details. As a result, the value of your investment in our common stock may suffer in the event that sufficient funds are not available to first satisfy our obligations to the holders of our preferred stock in the event of our liquidation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease the facilities described in the following table:

Location	Country	Approximate Square Feet	Facilities	Owned/Leased
McLean, Virginia	USA	30,600	Corporate Headquarters	Leased
Chandler, Arizona	USA	197,000	Technical Support Center, Distribution Center, Warehouse and Satellite Teleport Network Facility	Leased
Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned
Lansdowne, Virginia	USA	1,884	Satellite Network Operations Center - Annex	Leased
Tempe, Arizona	USA	31,000	System Gateway and Satellite Teleport Network Facility	Owned Building on Leased Land
Tempe, Arizona	USA	25,000	Operations and Finance Office Space	Leased
Fairbanks, Alaska	USA	4,000	Satellite Teleport Network Facility	Owned
Svalbard	Norway	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land
Yellowknife, Northwest Territories	Canada	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land
Iqaluit, Nunavut	Canada	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land
Izhevsk, Udmurtia	Russia	8,785	System Gateway and Satellite Teleport Network Facility	Leased
Moscow	Russia	2,158	Sales and Administration Offices	Leased
Punta Arenas	Chile	3,200	Satellite Teleport Network Facility	Owned Building on Leased Land

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the NASDAQ Global Select Market under the symbol “IRDM.” As of February 22, 2019 there were 108 holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date. The Credit Facility currently prohibits us from declaring, making or paying dividends on our common stock.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from December 31, 2013 through December 31, 2018 with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the NASDAQ Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance. The following stock price performance graph shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act or any other document, except to the extent that we specifically incorporate it by reference into such filing or document.

Item 6. Selected Financial Data

Iridium Communications Inc.

The following selected historical financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 was derived from our audited financial statements. The selected financial data below should be read in conjunction with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data is historical data and is not necessarily indicative of our future results of operations.

	For the Year Ended December 31,
Statement of Operations Data	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Revenue:
Services	$406,757	$349,735	$334,822	$317,022	$309,424
Subscriber equipment	97,848	77,119	74,211	73,615	78,152
Engineering and support services	18,403	21,192	24,607	20,741	20,981
Total revenue	$523,008	$448,046	$433,640	$411,378	$408,557
Total operating expenses (1)	$481,355	$346,759	$257,269	$337,575	$285,646
Operating income (2)	$41,653	$115,476	$176,371	$73,803	$122,911
Net income (loss) (3)	$(13,384)	$233,856	$111,032	$7,123	$74,989
Comprehensive income	$(18,385)	$235,506	$114,649	$980	$72,758
Weighted average shares outstanding - basic	108,975	97,934	95,967	95,097	88,080
Weighted average shares outstanding - diluted	108,975	128,130	124,875	95,097	109,400
Net income (loss) per share - basic	$(0.22)	$2.23	$1.00	$(0.09)	$0.71
Net income (loss) per share - diluted	$(0.22)	$1.82	$0.89	$(0.09)	$0.69

	As of December 31,
Balance Sheet Data	2018	2017	2016	2015	2014
	(In thousands)
Total current assets	$390,384	$411,072	$516,770	$481,718	$573,113
Total assets (1)(3)	$4,014,271	$3,782,051	$3,499,625	$3,071,174	$2,773,237
Total long-term liabilities (3)	$2,149,975	$1,971,356	$2,072,673	$1,740,839	$1,439,023
Total stockholders' equity	$1,601,577	$1,596,469	$1,343,758	$1,228,721	$1,231,864

(1)
Includes accelerated depreciation of $36.8 million in the fourth quarter of 2017 associated with the write-off of amounts previously paid to Kosmotras and a goodwill impairment charge of $87.0 million in the fourth quarter of 2015, both of which decreased operating income and total assets by those amounts.

(2)	Includes the impact of $14.2 million related to the gain on the transaction with Boeing, effective January 3, 2017.

(3)	Includes the impact of the Tax Act enacted in December 2017 on our deferred tax assets and liabilities.

	For the Year Ended December 31,
Other Cash Flow Data	2018	2017	2016	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$263,709	$259,621	$225,199	$217,479	$214,872
Investing activities	$(378,912)	$(372,680)	$(242,360)	$(439,374)	$(626,254)
Financing activities	$193,503	$16,866	$224,178	$202,075	$443,724

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

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers via our recently completed Iridium NEXT satellite network, which has an architecture of 66 operational satellites with in-orbit and ground spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence. Iridium NEXT is compatible with all of our end-user equipment and supports more bandwidth and higher data speeds for our new products, including our recently introduced Iridium Certus broadband product.

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 130 service providers, 230 value-added resellers, or VARs, and 90 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.

At December 31, 2018, we had approximately 1,121,000 billable subscribers worldwide, an increase of 152,000, or 16%, from approximately 969,000 billable subscribers at December 31, 2017. We have a diverse customer base, including end users in land-mobile, Internet of Things, or IoT, maritime, aviation and government.

We recognize revenue from both the provision of services and the sale of equipment. Service revenue represented 78% of total revenue for each of the years ended December 31, 2018 and 2017. Voice and data and IoT data service revenues have historically generated higher margins than subscriber equipment revenue and we expect this trend to continue. We also recognize revenue from our hosted payloads, principally Aireon, including fees for hosting the payloads and fees for transmitting data from the payloads over our network, as well as revenue from other services, such as satellite time and location services.

Iridium NEXT Services Agreements

We recently completed the full replacement of our first-generation satellites with our Iridium NEXT constellation at a cost of approximately $3 billion. While our Iridium NEXT constellation is fully operational, some of the payments associated with the construction and launch of the satellites will extend into the second quarter of 2019, including the cost of the final ground spares.

In June 2010, we executed a primarily fixed price full scale development contract, or FSD, with Thales Alenia Space for the design and manufacture of satellites for Iridium NEXT. The total price under the FSD is approximately $2.3 billion, and we expect our payment obligations under the FSD to extend into 2019. As of December 31, 2018, we had made total payments of $2.2 billion to Thales Alenia Space, which are classified within property and equipment, net, in our consolidated balance sheet included in this report, of which $1.5 billion were from borrowings under the Credit Facility. We expect to pay the remaining invoices received from Thales Alenia Space from cash and cash equivalents on hand, as well as internally generated cash flows.

In March 2010, we entered into an agreement with Space Exploration Technologies Corp., or SpaceX, as the primary launch services provider for Iridium NEXT. The contract price under the SpaceX agreement is $448.9 million. In November 2016, we entered into an additional agreement with SpaceX for an eighth Falcon 9 launch for a contract price of $61.9 million. Although we are the customer of record with SpaceX, we contracted separately with GFZ for $29.8 million to share the launch. As of December 31, 2018, we had made aggregate payments of $498.9 million to SpaceX, and we had received the full $29.8 million from GFZ. We expect to pay the remaining invoices received from SpaceX in the first quarter of 2019 from cash and cash equivalents on hand, as well as internally generated cash flows.

Credit Facility

In October 2010, we entered into a credit facility with a syndicate of bank lenders, which we amended and restated on March 9, 2018. We refer to this amended and restated credit facility, as further amended to date, as the Credit Facility. Ninety-five percent of our obligations under the Credit Facility are insured by BPIAE. The Credit Facility consists of two tranches, with draws and repayments applied pro rata in respect of each tranche:

•	Tranche A – $1,537,500,000 at a fixed rate of 4.96%; and

•	Tranche B – $262,500,000 at a floating rate equal to LIBOR, plus 1.95%.

The amendment and restatement of the Credit Facility in 2018 (i) allowed us to issue $360.0 million in senior unsecured notes, or the Notes, (ii) delayed a portion of the principal repayments scheduled under the Credit Facility for 2018, 2019 and 2020 into 2023 and 2024 pursuant to an amended repayment installment schedule, (iii) allows us to access up to $87.0 million from the debt service reserve account, or DSRA, in the future if our projected cash level falls below $75.0 million, and (iv) adjusted our financial covenants, including eliminating covenants that required us to receive cash flows from hosted payloads and adding a covenant that requires us to receive $200.0 million in hosting fees from Aireon LLC, our primary hosted payload customer, by December 2023. In the event that (a) our cash balance exceeds $140.0 million after September 30, 2019 (subject to specified exceptions) or (b) we receive hosting fees from Aireon, we would be required pursuant to the Credit Facility to use 50% of such excess cash and up to $200.0 million of hosting fees to prepay the Credit Facility. In addition, if any of the Notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity thereof, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022. Lender fees incurred related to the amended and restated Credit Facility were $10.3 million, which were capitalized as deferred financing costs and are being amortized over the remaining term of the Credit Facility.

For the year ended December 31, 2018, using hosting fees received from Aireon, we extinguished principal under the Credit Facility of $43.1 million, which resulted in a $3.3 million loss on extinguishment of debt recorded within interest expense, representing premiums paid for early prepayment and the write-off of unamortized debt issuance costs. There were no prepayments or related interest expense during the year ended December 31, 2017.

We began making scheduled semi-annual principal repayments in 2018, with such payments scheduled to be paid each March 30 and September 30. The Credit Facility will mature September 30, 2024. During the repayment period, we will pay interest in cash on the same date as the principal repayments. Prior to 2018, we made interest-only payments on a semi-annual basis in April and October.

We may prepay the borrowings subject to the payment of interest makeup costs. We may not subsequently borrow any amounts that we repay. We must repay the loans in full upon a delisting of our common stock, a change in control of our company or our ceasing to own 100% of any of the other obligors, or the sale of all or substantially all of our assets. We must apply all or a portion of specified capital raise proceeds, insurance proceeds, condemnation proceeds, proceeds from the disposal of any interests in Aireon and 100% of any hosting fees received from Aireon to the prepayment of the loans. The Credit Facility includes customary representations and events of default.

Under the terms of the Credit Facility, we are required to maintain a DSRA, and the minimum amount required to be in the DSRA was $189.0 million as of December 31, 2018, which is classified as restricted cash and cash equivalents on our consolidated balance sheet.

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

•
a debt service coverage ratio of not less than 1.5 to 1, measured each June 30 and December 31 through the year ending December 31, 2020, not less than 1.25 to 1 for June 30 and December 31, 2021, and not less than 1.5 to 1, for each June 30 and December 31 thereafter through 2024;

•	specified maximum leverage levels that decline from a ratio of 8.24 to 1 for the year ended December 31, 2018 to a ratio of 2.00 to 1 for the year ending December 31, 2024; and

•	a requirement that we receive at least $200.0 million in hosting fees from Aireon by December 31, 2023.

Our available cash balance, as defined by the Credit Facility, was $273.4 million as of December 31, 2018. Our debt-to-equity ratio was 0.53 to 1 as of December 31, 2018. Our debt service coverage ratio was 3.4 to 1 as of December 31, 2018, and our leverage was 5.9 to 1 for the year ended December 31, 2018. We were also in compliance with the annual capital expenditures covenant as of December 31, 2018.

The covenant regarding capital expenditures is calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2018, we had an available cure amount of $62.5 million, although it was not necessary for us to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

Senior Unsecured Notes

On March 21, 2018, we issued $360.0 million in aggregate principal under the Notes, before $9.0 million of deferred financing costs, for a net principal balance of $351.0 million in borrowings from the Notes. The Notes bear interest at 10.25% per annum and mature on April 15, 2023. We began paying interest in 2018, with such interest payments scheduled semi-annually on April 15 and October 15. Any outstanding principal amounts will be due in full upon maturity. If any of the Notes remain outstanding on October 15, 2022, which is six months prior to their scheduled maturity, the maturity of all amounts remaining outstanding under the Credit Facility would also be accelerated from September 30, 2024 to October 15, 2022. As such, we expect that we will make full principal repayment of the Notes on or before October 15, 2022.

The proceeds of the Notes were used to prepay the outstanding Thales Alenia Space bills of exchange, including premiums paid, of approximately $59.9 million issued pursuant to the Thales Alenia Space FSD, replenish the DSRA under the Credit Facility to $189.0 million and to pay approximately $44.4 million in Thales Alenia Space milestones previously expected to be satisfied by the issuance of bills of exchange. The proceeds of the Notes also provide us with cash that we expect to use to make principal and interest payments under our Credit Facility and to pay interest on the Notes. The Notes contain covenant requirements that apply to certain permitted financing actions by us, but the covenants under the Notes are no more restrictive than the covenants included in the Credit Facility and described above. We were in compliance with all covenants under the Notes as of December 31, 2018.

Interest Incurred on Debt

Total interest incurred during the years ended December 31, 2018, 2017 and 2016 was $142.7 million, $114.4 million and $106.4 million, respectively. Interest incurred includes amortization of deferred financing fees of $26.5 million, $27.3 million and $28.7 million, for the years ended December 31, 2018, 2017 and 2016, respectively. Interest capitalized during the year ended December 31, 2018 was $76.7 million. During 2017 and 2016, all interest was capitalized. Also during 2016, paid-in-kind interest was $44.4 million, with the remainder payable in cash on the scheduled semi-annual payment dates. Interest accrued for the years ended December 31, 2018 and 2017 was $29.4 million and $15.0 million, respectively.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	a growing number of new products and services and related applications;

•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	increased demand for communications services by disaster and relief agencies, and emergency first responders;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the ability to offer our services in additional countries.

Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to maintain the health, capacity, control and level of service of our satellites;

•	our ability to develop and launch new and innovative products and services;

•	our ability to generate sufficient internal cash flows to support our ongoing business and to satisfy our debt service obligations;

•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	market acceptance of our products;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, income taxes, useful lives of property and equipment, loss contingencies, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments are discussed below. Our accounting policies are more fully described in Note 2 in Item 8 “Financial Statements and Supplementary Data” included in this report. Please see the notes to our consolidated financial statements for a full discussion of these significant accounting policies.

Revenue Recognition

We sell services and equipment through contracts with our customers. We evaluate whether a contract exists as it relates to collectibility of the contract. Once a contract is deemed to exist, we evaluate the transaction price including both fixed and variable consideration. The variable consideration contained within our contracts with customers may include discounts, credits and other similar items. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained. Therefore, we include constrained consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration or collectibility is subsequently resolved. Variable consideration estimates are updated at the end of each quarter and collectibility assessments are evaluated with new customers, or on an ongoing basis if initially deemed not probable, and updated as facts and circumstances change.

We sell prepaid services in the form of e-vouchers and prepaid cards. A liability is established equal to the cash paid upon purchase for the e-voucher or prepaid card. We recognize revenue from the prepaid services upon the use of the e-voucher or prepaid card by the customer. On January 1, 2018, upon the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, we began estimating the expected revenue that will expire unused on an ongoing basis and we recognize this revenue in a manner consistent with the usage period. While the terms of prepaid e-vouchers can be extended by the purchase of additional e-vouchers, prepaid e-vouchers may not be extended beyond three or four years, dependent on the initial expiry period when purchased. We do not offer refunds for unused prepaid services.

Revenue associated with some of our fixed-price engineering services arrangements is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligation. We recognize revenue on cost-plus-fixed-fee arrangements to the extent of estimated costs incurred plus the applicable fees earned. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes to earned and unearned revenue that could be material to our results of operations.

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

The Tax Act, enacted in December 2017, introduced significant changes to U.S. income tax law that have a meaningful impact on our provision for income taxes. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded these estimates in our financial statements for the years ended December 31, 2017 and 2018. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the various provisions. During 2018, the U.S. Treasury Department, as well as the Internal Revenue Service, or IRS, and other standard-setting bodies have issued some guidance related to certain provisions in the Tax Act. These same standard-setting bodies may issue additional guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, interpret the Tax Act and analyze any additional guidance issued by the IRS or other standard-setting bodies, we may need to make adjustments to prior estimates, which could materially affect our financial statements in the period in which the adjustments are made.

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

We depreciate our satellites over the shorter of their potential operational life or the period of their expected use. The appropriateness of the useful lives is evaluated on a quarterly basis or as events occur that require additional assessment. The Iridium NEXT satellites that have been placed into service are depreciated using the straight-line method over their respective estimated useful lives. If the estimated useful lives of Iridium NEXT satellites change, it could have a material impact on the timing of the recognition of depreciation expense.

During the construction period for Iridium NEXT, assets under construction primarily consisted of costs incurred associated with the design, development and launch of the Iridium NEXT satellites, upgrades to our current infrastructure and ground systems and internal software development costs. We capitalized interest on the Credit Facility during the construction period of Iridium NEXT. Capitalized interest is added to the cost of the Iridium NEXT satellites. Once these assets are placed in service, they are depreciated using the straight-line method over their respective estimated useful lives. During each year end, we evaluate the useful lives of all assets under construction. In 2017, we determined that the Kosmotras launch services would no longer be used or further developed. As such, we wrote-off the full amount previously paid to Kosmotras, by recording accelerated depreciation of $36.8 million in the fourth quarter of 2017. No such charges were recorded for the years ended December 31, 2018 or 2016.

Comparison of Our Results of Operations for the Year Ended December 31, 2018 and the Year Ended December 31, 2017

	Year Ended December 31,
		% of Total Revenue		% of Total Revenue	Change
($ In thousands)	2018		2017		Dollars	Percent
Revenue:
Service revenue
Commercial	$318,757	61%	$261,735	58%	$57,022	22%
Government	88,000	17%	88,000	20%	—	0%
Total service revenue	406,757	78%	349,735	78%	57,022	16%
Subscriber equipment	97,848	19%	77,119	17%	20,729	27%
Engineering and support services	18,403	3%	21,192	5%	(2,789)	(13)%
Total revenue	523,008	100%	448,046	100%	74,962	17%
Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	86,016	16%	80,396	18%	5,620	7%
Cost of subscriber equipment	56,857	11%	44,445	10%	12,412	28%
Research and development	22,429	4%	15,247	3%	7,182	47%
Selling, general and administrative	97,846	19%	84,405	19%	13,441	16%
Depreciation and amortization	218,207	42%	122,266	27%	95,941	78%
Total operating expenses	481,355	92%	346,759	77%	134,596	39%
Gain on Boeing transaction	—	—	14,189	3%	(14,189)	100%
Operating income	41,653	8%	115,476	26%	(73,823)	(64)%
Other income (expense):
Interest income (expense), net	(62,441)	(12)%	4,328	1%	(66,769)	(1,543)%
Other income (expense), net	139	0%	(232)	0%	371	(160)%
Total other income (expense)	(62,302)	(12)%	4,096	1%	(66,398)	(1,621)%
Income (loss) before income taxes	(20,649)	(4)%	119,572	27%	(140,221)	(117)%
Income tax benefit	7,265	1%	114,284	25%	(107,019)	(94)%
Net income (loss)	$(13,384)	(3)%	$233,856	52%	$(247,240)	(106)%

Commercial Service Revenue

	Year Ended December 31,
	2018			2017			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$193.2	361	$45	$177.7	359	$42	$15.5	2	$3.0
Commercial IoT data	85.1	647	$12	74.1	510	$13	11.0	137	$(1.0)
Hosted payload and other data services	40.4	N/A		9.9	N/A		30.5	N/A
Total Commercial	$318.7	1,008		$261.7	869		$57.0	139

(1)	Billable subscriber numbers are shown as of the end of the respective period.

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

For the year ended December 31, 2018, total commercial revenue increased $57.0 million, or 22%, due to strong revenue growth within each of our service categories. The increase was primarily due to the increase in hosted payload and other data services revenue of $30.5 million, or 308%, which was attributable to revenue from hosting services related to Aireon, increased hosted payload data services due to an increase in the number of Iridium NEXT satellites in service and increased satellite time and location service revenue. In addition, commercial voice and data revenue increased by $15.5 million, or 9%, from the prior year period principally due to an increase in average revenue per unit resulting from certain price increases in access fees and growth in Iridium OpenPort® subscribers. Commercial IoT data revenue increased by $11.0 million, or 15%, from the prior year period primarily due to a 27% increase in commercial IoT data billable subscribers, partially offset by a decline in related ARPU.
Government Service Revenue

	Year Ended December 31,
	2018		2017		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$88	113	$88	100	$—	13

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to a five-year EMSS contract executed in October 2013 and managed by Air Force Space Command. Under the terms of this agreement, authorized customers utilize Iridium airtime services provided through the DoD’s dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast, and DTCS services for an unlimited number of DoD and other federal subscribers. The service fee under the EMSS contract was fixed at $88 million per year for the years ended December 31, 2018 and 2017, and is not based on subscribers or usage, allowing an unlimited number of users access to existing services. The EMSS contract was extended until April 2019, an additional six months beyond the initial term, at the same pricing. We have begun discussions with the U.S. government on a new EMSS contract, which we expect to enter into in 2019, prior to expiration.

Subscriber Equipment Revenue

Subscriber equipment revenue increased $20.7 million, or 27%, to $97.8 million for the year ended December 31, 2018 compared to the prior year. This increase was primarily due to an increase in volume of handset sales, short-burst data device sales and L-band transceiver unit sales.

Engineering and Support Service Revenue

	Year Ended December 31,
	2018	2017	Change
	(In millions)
Commercial	$0.7	$3.1	$(2.4)
Government	17.7	18.1	(0.4)
Total	$18.4	$21.2	$(2.8)

Engineering and support service revenue decreased by $2.8 million, or 13%, for the year ended December 31, 2018 compared to the prior year primarily as a result of a decrease in the volume of contracted work.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services, and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased by $5.6 million, or 7%, for the year ended December 31, 2018 compared to the prior year, primarily as a result of in-orbit insurance costs from Iridium NEXT satellites placed into service during 2017 and 2018. The increase was partially offset by a decrease in volume of contracted work for engineering and support services.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment increased $12.4 million, or 28%, for the year ended December 31, 2018 compared to the prior year period primarily due to the increased volume of subscriber equipment described above.

Research and Development

Research and development expenses increased by $7.2 million, or 47%, for the year ended December 31, 2018 compared to the prior year period primarily due to increased spend on the development of Iridium Certus broadband to expand service functionality on our Iridium NEXT satellites.

Selling, General and Administrative

Selling, general and administrative expenses include sales and marketing costs as well as legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $13.4 million, or 16%, for the year ended December 31, 2018 compared to the prior year, primarily due to an increase in employee-related expenses and professional fees, including an increase in stock appreciation rights expense resulting from an increase in the share price of our common stock over the course of the year.

Depreciation and Amortization

Depreciation and amortization expense increased by $95.9 million, or 78%, for the year ended December 31, 2018 compared to the prior year, primarily due to an increase in the average number of Iridium NEXT satellites placed into service during 2018 compared to 2017. We expect depreciation to increase until all satellites are placed into service in the first quarter of 2019.

Gain on Boeing Transaction

On January 3, 2017, pursuant to an Insourcing Agreement with Boeing, we hired the majority of Boeing employees and third party contractors who had previously been responsible for the operations and maintenance of our satellite constellation and ground infrastructure. As a result, we and Boeing terminated our previous Operations and Maintenance Agreement, or O&M Agreement, and our previous Iridium NEXT Support Service Agreement and entered into a new Development Services Agreement, or DSA, with a $6.0 million annual take-or-pay commitment through 2021.

In the first quarter of 2017, we recognized a $14.2 million gain consisting of (i) the derecognition of a purchase accounting liability of $11.0 million created when GHL Acquisition Corp. acquired Iridium in 2009 related to the fair value of the contractual arrangement with Boeing as of that date and (ii) the remainder of a credit, equal to $3.2 million, resulting from an O&M Agreement amendment in July 2010. No such transactions occurred in 2018.

Other Income (Expense)

Interest Income (Expense), net

Interest expense, net, for the year ended December 31, 2018 was $62.4 million, compared to interest income, net, of $4.3 million for the prior year period. The increase in interest expense was the result of less interest from the Credit Facility being capitalized as the average balance of satellites under construction decreased as satellites were launched and placed into service. Additional interest expense was also incurred as a result of the issuance of the Notes in March 2018 and the early prepayment of a portion of the Credit Facility and amounts due to Thales Alenia Space for bills of exchange during the year ended December 31, 2018. These early prepayments collectively resulted in a $7.3 million loss on extinguishment of debt, recorded as interest expense, and represented premiums paid for early prepayment and the write-off of unamortized debt issuance costs. There was no loss on extinguishment of debt recorded within interest expense for the year ended December 31, 2017.

Income Tax Benefit

For the year ended December 31, 2018, our income tax benefit was $7.3 million, compared to an income tax benefit of $114.3 million for the prior year. Our effective tax rate was approximately 35.4% for the year ended December 31, 2018 compared to (95.6)% for the prior year. The decrease in income tax benefit was primarily related to the one-time benefit in the prior year for the lower U.S. Federal corporate tax rate as a result of the Tax Act enacted in that period. See Note 12 to our condensed consolidated financial statements for more detail on our assessment of the Tax Act and the individual items impacting our effective tax rate for the year.

The current period tax benefit was also impacted by certain state tax law changes and the recording of state valuation allowances. In April 2018, Maryland enacted the single sales factor method for apportioning income to the state to be phased in over five years commencing in 2018. This change results in higher future Maryland taxes increasing our December 31, 2018 income tax provision by $7.0 million for the impact on our deferred tax assets and liabilities. Also included in our current period income tax benefit is $10.7 million of tax expense related to the recording of valuation allowances for certain state net operating losses, or NOLs. Due to state tax planning opportunities, we do not expect to fully utilize a portion of our state NOLs generated in the current year within the carryforward period. Should there be changes in either our state activities or laws, we may be able to utilize the state NOLs prior to expiration. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

Net Income (Loss)

Net loss was $13.4 million for the year ended December 31, 2018, compared to net income of $233.9 million during the prior year period. This decrease in net income was primarily the result of the reduced income tax benefit compared to the prior year, as described above, and the $95.9 million increase in depreciation and amortization expense. For the year ended December 31, 2018, the decrease in net income was also driven by the $66.8 million increase in interest expense, net, the $38.7 million increase in other operating expenses and the non-recurrence of the $14.2 million gain from the Boeing Insourcing Agreement in 2017. These reductions in income were partially offset by the $75.0 million increase in our total revenue, including the $57.0 million increase in service revenue.

Comparison of Our Results of Operations for the Year Ended December 31, 2017 and the Year Ended December 31, 2016

	Year Ended December 31,
		% of Total Revenue		% of Total Revenue	Change
($ In thousands)	2017		2016		Dollars	Percent
Revenue:
Service revenue
Commercial	$261,735	58%	$246,822	57%	$14,913	6%
Government	88,000	20%	88,000	20%	—	0%
Total service revenue	349,735	78%	334,822	77%	14,913	4%
Subscriber equipment	77,119	17%	74,211	17%	2,908	4%
Engineering and support services	21,192	5%	24,607	6%	(3,415)	(14)%
Total revenue	448,046	100%	433,640	100%	14,406	3%
Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	80,396	18%	64,958	15%	15,438	24%
Cost of subscriber equipment	44,445	10%	44,286	10%	159	0%
Research and development	15,247	3%	16,079	4%	(832)	(5)%
Selling, general and administrative	84,405	19%	82,552	19%	1,853	2%
Depreciation and amortization	122,266	27%	49,394	11%	72,872	148%
Total operating expenses	346,759	77%	257,269	59%	89,490	35%
Gain on Boeing transaction	14,189	3%	—	—%	14,189	100%
Operating income	115,476	26%	176,371	41%	(60,895)	(35)%
Other income (expense):
Interest income, net	4,328	1%	2,934	1%	1,394	48%
Other expense, net	(232)	0%	(1,140)	(1)%	908	(80)%
Total other income	4,096	1%	1,794	0%	2,302	128%
Income before income taxes	119,572	27%	178,165	41%	(58,593)	(33)%
Income tax benefit (expense)	114,284	25%	(67,133)	(15)%	181,417	(270)%
Net income	$233,856	52%	$111,032	26%	$122,824	111%

Commercial Service Revenue

	Year Ended December 31,
	2017			2016			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$177.7	359	$42	$177.7	353	$42	$—	6	$—
Commercial IoT data	74.1	510	$13	65.5	413	$14	8.6	97	$(1.0)
Hosted payload and other data services	9.9	N/A		3.6	N/A		6.3	N/A
Total Commercial	$261.7	869		$246.8	766		$14.9	103

(1)	Billable subscriber numbers are shown as of the end of the respective period.

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

As described above, our service fee under our EMSS contract was fixed at $88 million per year during these years, and was not based on subscribers or usage, allowing an unlimited number of users access to existing services.

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

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) increased by $15.4 million, or 24%, for the year ended December 31, 2017 compared to the prior year, primarily as a result of insurance costs for Iridium NEXT satellites placed into service during 2017.

Cost of Subscriber Equipment

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

Income Tax Benefit (Expense)

For the year ended December 31, 2017, our income tax benefit was $114.3 million compared to an income tax expense of $67.1 million for the prior year. Our effective tax rate was approximately (95.6)% for the year ended December 31, 2017 compared to 37.7% for the prior year. The decrease in the effective tax rate was primarily related to the net tax benefit on remeasuring our ending deferred tax balances at 21%, from 35%, for years beginning after December 31, 2017, to reflect the new tax rate under the Tax Act. As our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

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

Liquidity and Capital Resources

As of December 31, 2018, our total cash and cash equivalents balance was $273.4 million. Our principal sources of liquidity are cash, cash equivalents and internally generated cash flows. Our principal liquidity requirements over the next twelve months are primarily principal and interest on the Credit Facility and interest on the Notes, as well as the final expenditures for the deployment of Iridium NEXT and dividends payable on our Series B Preferred Stock.

The aggregate costs associated with the design, build and launch of Iridium NEXT and related infrastructure upgrades through 2019 are estimated to be approximately $3 billion. As of December 31, 2018, our remaining costs to complete Iridium NEXT were expected to be less than $100.0 million, having previously paid for these costs using the substantial majority of our $1.8 billion Credit Facility, which was fully drawn as of February 2017, together with cash and cash equivalents on hand and internally generated cash flows.

In March 2018, we issued $360.0 million aggregate principal amount of Notes, before $9.0 million of deferred financing costs, for net proceeds of $351.0 million from the Notes. The Notes bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, and outstanding principal amounts will be due in full upon maturity. The proceeds of the Notes were used to prepay amounts due to Thales Alenia Space, to replenish the debt service reserve account, or DSRA, under the Credit Facility and to pay Thales Alenia Space milestones previously expected to be satisfied by the issuance of additional bills of exchange. The proceeds of the Notes also provide us with additional cash to make principal and interest payments under our Credit Facility and interest payments on the Notes. We were in compliance with all covenants under the Notes as of December 31, 2018.

Also in March 2018, we amended and restated our Credit Facility by a supplemental agreement, which was effective upon the issuance of the Notes. As amended and restated, the Credit Facility (i) allowed us to issue the Notes, (ii) delayed a portion of the principal repayments scheduled under the Credit Facility for 2018, 2019 and 2020 into 2023 and 2024 pursuant to an amended repayment installment schedule, (iii) allows us to access up to $87.0 million from the DSRA in the future if our projected cash level falls below $75.0 million, and (iv) adjusted our financial covenants, including eliminating covenants that required us to receive cash flows from hosted payloads and adding a covenant that requires us to receive $200.0 million in hosting fees from Aireon by December 2023. Under the Credit Facility, as amended to date, in the event that (a) our cash balance exceeds $140.0 million after September 30, 2019 (subject to specified exceptions) or (b) we receive hosting fees from Aireon, we would be required to use 50% of such excess cash and up to $200.0 million of hosting fees to prepay the Credit Facility. In addition, if any of the Notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity of the Notes, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022.

In March 2018, we converted all outstanding shares of our Series A Preferred Stock into shares of common stock, resulting in the issuance of approximately 10.6 million shares of common stock. In order to convert the Series A Preferred Stock, we declared and paid all current and cumulative dividends on our Series A Preferred Stock and Series B Preferred Stock in the amounts of $7.0 million and $8.4 million, respectively. In compliance with the Credit Facility, subsequent to the dividend payment, we began the planned suspension of dividends to holders of the Series B Preferred Stock for five quarters, beginning with the June 2018 dividend payment. The terms of our Series B Preferred Stock provide that, beginning in May 2019, we may be able to cause the conversion of the outstanding shares of our Series B Preferred Stock into common stock, subject to specified conditions, including (i) a daily volume-weighted average stock price of at least $11.21 per share over a period of 20 trading days in a 30-day period and (ii) the payment of cumulative dividends. Based on the current market price of our common stock, we expect to be able to cause the conversion of the Series B Preferred Stock prior to the completion of the five-quarter deferral period. However, prior to any such conversion, we will be required to declare and pay current and cumulative dividends on the Series B Preferred Stock.

We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

As of December 31, 2018, we reported $1,604.8 million in borrowings under the Credit Facility in our consolidated balance sheet, net of $80.1 million of deferred financing costs, for an aggregate balance of $1,684.9 million outstanding under the Credit Facility. Pursuant to the Credit Facility, we maintain the DSRA. As of December 31, 2018, the DSRA balance was $191.9 million, which is classified as restricted cash in our condensed consolidated balance sheet. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

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

•
a debt service coverage ratio of not less than 1.5 to 1, measured each June 30 and December 31 through the year ending December 31, 2020, not less than 1.25 to 1 for June 30 and December 31, 2021, and not less than 1.5 to 1, for each June 30 and December 31 thereafter through 2024;

•	specified maximum leverage levels that decline from a ratio of 8.24 to 1 for the year ended December 31, 2018 to a ratio of 2.00 to 1 for the year ending December 31, 2024; and

•	a requirement that we receive at least $200.0 million in hosting fees from Aireon by December 31, 2023.

Our available cash balance, as defined by the Credit Facility, was $273.4 million as of December 31, 2018. Our debt-to-equity ratio was 0.53 to 1 as of December 31, 2018. Our debt service coverage ratio was 3.4 to 1 as of December 31, 2018, and our leverage was 5.9 to 1 for the year ended December 31, 2018. We were also in compliance with the annual capital expenditures covenant as of December 31, 2018.

The covenant regarding capital expenditures is calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2018, we had an available cure amount of $62.5 million, although it was not necessary for us to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

Cash Flows - Comparison of the Year Ended December 31, 2018 and the Year Ended December 31, 2017

The following table shows our consolidated cash flows:

	Year Ended December 31,
Statement of Cash Flows	2018	2017	Change
	(in thousands)
Net cash provided by operating activities	$263,709	$259,621	$4,088
Net cash used in investing activities	$(378,912)	$(372,680)	$(6,232)
Net cash provided by financing activities	$193,503	$16,866	$176,637

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2018 increased by $4.1 million from the prior year. This increase was primarily due to a decrease in working capital related to timing of cash flows provided by prepaid and other current assets, accrued expenses and deferred revenues. Working capital provided by operations is primarily driven by launch related activities, including utilization of prepaid expenses related to launch services and receipt of payments for milestones related to hosted payloads.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 increased $6.2 million from the prior year period primarily due to an increase in net purchases of marketable securities, partially offset by a decrease in capital expenditures related to the timing of payments of our Iridium NEXT construction and launch.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 increased by $176.6 million primarily due to the issuance of the Notes, offset in part by the related deferred financing fees, prepayments to extinguish amounts owed to Thales Alenia Space, as well as principal repayments on the Credit Facility and the payment of cumulative preferred dividends as described above.

Cash Flows - Comparison of the Year Ended December 31, 2017 and the Year Ended December 31, 2016

The following table shows our consolidated cash flows:

	Year Ended December 31,
Statement of Cash Flows	2017	2016	Change
	(in thousands)
Net cash provided by operating activities	$259,621	$225,199	$34,422
Net cash used in investing activities	$(372,680)	$(242,360)	$(130,320)
Net cash provided by financing activities	$16,866	$224,178	$(207,312)

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 decreased by $207.3 million primarily due to the decrease in borrowings and related fees under our Credit Facility in 2017, as it was fully drawn in February 2017, offset by the decrease in payments of preferred stock dividends related to the five-quarter deferral of preferred stock dividends that began in the second quarter of 2017.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2018 (in millions):

Contractual Obligations	Less than 1 year	1-3 Years	3-5 years	More than 5 years	Total
Payment obligations:
Thales Alenia Space (1)	$44.3	$—	$—	$—	$44.3
SpaceX (2)	11.8	—	—	—	11.8
Boeing (3)	6.0	12.0	—	—	18.0
Debt obligations: (4)
Principal	126.0	522.0	1,026.0	370.9	2,044.9
Contractual interest	127.1	213.4	118.0	13.4	471.9
Operating lease obligations (5)	3.7	7.5	6.8	12.9	30.9
Uncertain tax positions (6)	—	—	—	—	1.1
Unconditional purchase obligations (7)	20.7	0.4	—	—	21.1
Total	$339.6	$755.3	$1,150.8	$397.2	$2,644.0

(1)	Thales Alenia Space obligations consist of remaining commitments under the FSD for the design and manufacture of satellites for Iridium NEXT.

(2)	SpaceX obligations consist of remaining payments to SpaceX as the primary launch services provider for Iridium NEXT.

(3)	Represents a five-year take-or-pay commitment under the Boeing DSA.

(4)
Debt obligations include repayment of the Credit Facility and Notes as of December 31, 2018. If any of the Notes remain outstanding on October 15, 2022, which is six months prior to their scheduled maturity, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022. As such, for purposes of this table, we have assumed full principal repayment of the Notes in 2022. We have also included interest payments to be made on our fixed and variable rate tranches of the Credit Facility and interest on the Notes. Interest payments for variable rate debt have been estimated based on six-month LIBOR forward contracts at December 31, 2018. The repayment schedule for the Credit Facility excludes $120.0 million that we expect to receive upon the Aireon redemption of our equity interest in Aireon and any potential dividends on our Aireon equity ownership. The schedule also excludes payments of hosting fees to be received from Aireon under our hosting arrangement, which must be used to prepay the Credit Facility, which may result in an earlier repayment than set forth in the table.

(5)
Operating lease obligations do not include payments to landlords covering real estate taxes, common area maintenance and other charges, as such fees are not determinable based upon the provisions of our lease agreements.

(6)
As of December 31, 2018, we estimated our uncertain tax positions to be $1.1 million, including penalties and interest. However, we are unable to reasonably estimate the period of the possible future payments for the remaining balance, and therefore the remaining balance has not been reflected in a specified period.

(7)
Unconditional purchase obligations include our agreement with a supplier for the manufacturing of our devices and various commitments with other vendors that are enforceable, legally binding and have specified terms, including fixed or minimum quantities, minimum or variable price provisions, and a fixed timeline. Unconditional purchase obligations do not include agreements that are cancelable by us without penalty. As of December 31, 2018, contractually obligated purchase commitments for manufacturing supplies increased $4.7 million from the prior year.

The contractual obligations table does not include future payments of dividends on the Series B Preferred Stock. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared from, and including, the date of original issue at a rate of 6.75% per annum of the $250 liquidation preference per share, which is equivalent to an annual rate of $16.875 per share. Dividends on the Series B Preferred Stock are payable quarterly in arrears, on March 15, June 15, September 15 and December 15 of each year, although we have temporarily suspended dividend payments as noted above. The Series B Preferred stock does not have a stated maturity date. Holders of Series B Preferred Stock may elect to convert some or all of their outstanding shares to common stock at the stated conversion rate. We cannot forecast any such conversions of Series B Preferred Stock to common stock. As of December 31, 2018, there were 497,000 shares of Series B Preferred Stock outstanding. On or after May 15, 2019, we may, at our option, convert some or all of the Series B Preferred Stock into the number of shares of common stock that are issuable at the then-applicable conversion rate, subject to specified conditions, including (i) a daily volume-weighted average stock price of at least $11.21 per share over a period of 20 trading days in a 30-day period and (ii) the payment of cumulative dividends.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The fixed price under the FSD with Thales Alenia Space is denominated in U.S. dollars. As a result, we do not bear any foreign currency exchange risk under the FSD.

We have outstanding an aggregate of $1,684.9 million under the Credit Facility as of December 31, 2018. A portion of the draws we made under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Credit Facility been outstanding throughout the year ended December 31, 2018, a one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.

The interest rate under the Notes is fixed, and as a result we are not exposed to fluctuations in interest rates with respect to our obligations under the Notes.

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

Item 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Iridium Communications Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Tysons, Virginia
February 28, 2019

Iridium Communications Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$273,352	$285,873
Marketable securities	—	11,753
Accounts receivable, net	71,210	68,031
Inventory	27,538	20,068
Prepaid expenses and other current assets	18,284	25,347
Total current assets	390,384	411,072
Property and equipment, net	3,370,855	3,210,162
Restricted cash and cash equivalents	191,935	102,384
Other assets	12,557	8,414
Intangible assets, net	48,540	50,019
Total assets	$4,014,271	$3,782,051
Liabilities and stockholders' equity
Current liabilities:
Short-term credit facility	$126,000	$85,500
Accounts payable	12,869	43,100
Accrued expenses and other current liabilities	56,990	32,215
Interest payable	29,431	15,021
Deferred revenue	37,429	38,390
Total current liabilities	262,719	214,226
Long-term credit facility, net	1,478,739	1,618,055
Long-term senior unsecured notes, net	350,998	—
Deferred income tax liabilities, net	241,422	246,170
Deferred revenue, net of current portion	74,656	47,612
Other long-term liabilities	4,160	59,519
Total liabilities	2,412,694	2,185,582
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.0001 par value, 1,000 shares authorized and issued;
zero and 1,000 shares outstanding at December 31, 2018 and 2017, respectively	—	—
Series B preferred stock, $0.0001 par value, 500 shares authorized and issued;
497 and 500 shares outstanding at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.001 par value, 300,000 shares authorized, 112,200 and 98,203
shares issued and outstanding at December 31, 2018 and 2017, respectively	112	98
Additional paid-in capital	1,108,550	1,081,373
Retained earnings	501,712	518,794
Accumulated other comprehensive loss, net of tax	(8,797)	(3,796)
Total stockholders' equity	1,601,577	1,596,469
Total liabilities and stockholders' equity	$4,014,271	$3,782,051

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Services	$406,757	$349,735	$334,822
Subscriber equipment	97,848	77,119	74,211
Engineering and support services	18,403	21,192	24,607
Total revenue	523,008	448,046	433,640

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	86,016	80,396	64,958
Cost of subscriber equipment	56,857	44,445	44,286
Research and development	22,429	15,247	16,079
Selling, general and administrative	97,846	84,405	82,552
Depreciation and amortization	218,207	122,266	49,394
Total operating expenses	481,355	346,759	257,269
Gain on Boeing transaction	—	14,189	—
Operating income	41,653	115,476	176,371
Other income (expense):
Interest income (expense), net	(62,441)	4,328	2,934
Other income (expense), net	139	(232)	(1,140)
Total other income (expense)	(62,302)	4,096	1,794
Income (loss) before income taxes	(20,649)	119,572	178,165
Income tax benefit (expense)	7,265	114,284	(67,133)
Net income (loss)	(13,384)	233,856	111,032
Series A preferred stock dividends, declared and paid excluding
cumulative dividends	1,750	1,750	7,000
Series B preferred stock dividends, declared and paid excluding
cumulative dividends	2,109	2,109	8,436
Series A preferred stock dividends, undeclared	—	5,250	—
Series B preferred stock dividends, undeclared	6,290	6,327	—
Net income (loss) attributable to common stockholders	$(23,533)	$218,420	$95,596
Weighted average shares outstanding - basic	108,975	97,934	95,967
Weighted average shares outstanding - diluted	108,975	128,130	124,875
Net income (loss) attributable to common stockholders per share - basic	$(0.22)	$2.23	$1.00
Net income (loss) attributable to common stockholders per share - diluted	$(0.22)	$1.82	$0.89
Comprehensive income (loss):
Net income (loss)	$(13,384)	$233,856	$111,032
Foreign currency translation adjustments, net of tax	(5,017)	1,664	3,487
Unrealized gain (loss) on marketable securities, net of tax	16	(14)	130
Comprehensive income (loss)	$(18,385)	$235,506	$114,649

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Series A Convertible		Series B Convertible				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2015	1,000	$—	500	$—	95,126	$95	$1,044,488	$(9,063)	$193,201	$1,228,721
Stock-based compensation	—	—	—	—	—	—	15,973	—	—	15,973
Stock options exercised and awards vested	—	—	—	—	753	1	548	—	—	549
Stock withheld to cover employee taxes	—	—	—	—	—	—	(627)	—	—	(627)
Excess tax benefit from exercise of stock-based compensation	—	—	—	—	—	—	(71)	—	—	(71)
Net income	—	—	—	—	—	—	—	—	111,032	111,032
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(7,000)	(7,000)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(8,436)	(8,436)
Cumulative translation adjustments, net of tax	—	—	—	—	—	—	—	3,487	—	3,487
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	130	—	130
Balance at December 31, 2016	1,000	—	500	—	95,879	96	1,060,311	(5,446)	288,797	1,343,758
Stock-based compensation	—	—	—	—	—	—	18,694	—	—	18,694
Stock options exercised and awards vested	—	—	—	—	2,537	2	4,233	—	—	4,235
Stock withheld to cover employee taxes	—	—	—	—	(213)	—	(1,865)	—	—	(1,865)
Net income	—	—	—	—	—	—	—	—	233,856	233,856
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(1,750)	(1,750)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(2,109)	(2,109)
Cumulative translation adjustments, net of tax	—	—	—	—	—	—	—	1,664	—	1,664
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(14)	—	(14)
Balance at December 31, 2017	1,000	—	500	—	98,203	98	1,081,373	(3,796)	518,794	1,596,469
Stock-based compensation	—	—	—	—	—	—	16,727	—	—	16,727
Stock options exercised and awards vested	—	—	—	—	3,443	4	12,441	—	—	12,445
Stock withheld to cover employee taxes	—	—	—	—	(148)	(1)	(1,980)	—	—	(1,981)
Net loss	—	—	—	—	—	—	—	—	(13,384)	(13,384)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(7,000)	(7,000)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(8,427)	(8,427)
Cumulative translation adjustments, net of tax	—	—	—	—	—	—	—	(5,017)	—	(5,017)
Changes from adoption of ASC 606, net of tax	—	—	—	—	—	—	—	—	11,729	11,729
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	16	—	16
Preferred stock converted to common	(1,000)	—	(3)	—	10,702	11	(11)	—	—	—
Balance at December 31, 2018	—	$—	497	$—	112,200	$112	$1,108,550	$(8,797)	$501,712	$1,601,577

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(13,384)	$233,856	$111,032
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(8,334)	(115,812)	63,808
Depreciation and amortization	218,207	122,266	49,394
Loss on extinguishment of debt and Thales Alenia Space bills of exchange	7,292	—	—
Stock-based compensation (net of amounts capitalized)	14,490	15,958	13,708
Gain from contract liability write-off	—	(14,189)	—
Provision for doubtful accounts	198	(277)	703
Provision for obsolete inventory	343	361	1,053
Amortization of premiums on marketable securities	(709)	124	888
Amortization of deferred financing fees	10,145	—	—
Non-cash foreign currency losses (gains), net	342	(163)	166
Changes in operating assets and liabilities:
Accounts receivable	(12,783)	(10,343)	(6,037)
Inventory	(7,579)	(1,946)	9,029
Prepaid expenses and other current assets	5,705	2,875	(16,613)
Other assets	(1,417)	2,823	(2,128)
Accounts payable	(732)	896	3,209
Accrued expenses and other current liabilities	37,797	8,166	(6,416)
Deferred revenue	13,530	15,129	4,115
Accrued satellite and network operation expense, net of current portion	—	—	(1,045)
Other long-term liabilities	598	(103)	333
Net cash provided by operating activities	263,709	259,621	225,199

Cash flows from investing activities:
Capital expenditures	(391,390)	(400,107)	(405,687)
Purchases of marketable securities	(235,528)	(7,013)	(19,865)
Sales and maturities of marketable securities	248,006	34,440	183,192
Net cash used in investing activities	(378,912)	(372,680)	(242,360)

Cash flows from financing activities:
Borrowings under the Credit Facility	—	22,207	251,498
Repayments on the Credit Facility, including extinguishments	(80,359)	—	—
Borrowings under the senior unsecured notes	360,000	—	—
Repayment of the Thales Alenia Space bills of exchange	(59,936)	—	—
Payment of deferred financing fees	(21,239)	(3,852)	(11,806)
Proceeds from exercise of stock options	12,445	4,235	549
Tax payment upon settlement of stock awards	(1,981)	(1,865)	(627)
Payment of Series A preferred stock dividends	(7,000)	(1,750)	(7,000)
Payment of Series B preferred stock dividends	(8,427)	(2,109)	(8,436)
Net cash provided by financing activities	193,503	16,866	224,178

Effect of exchange rate changes on cash and cash equivalents	(1,270)	144	512
Net increase (decrease) in cash and cash equivalents and restricted cash	77,030	(96,049)	207,529
Cash, cash equivalents and restricted cash, beginning of period	388,257	484,306	276,777
Cash, cash equivalents and restricted cash, end of period	$465,287	$388,257	$484,306

See notes to consolidated financial statements
Iridium Communications Inc.
Consolidated Statements of Cash Flows, continued
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Interest paid	$101,816	$85,261	$22,910
Income taxes paid, net	$931	$1,660	$1,391

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid for yet	$11,900	$90,748	$2,753
Interest capitalized but not paid	$9,194	$15,021	$14,136
Capitalized amortization of deferred financing fees	$16,306	$27,304	$28,688
Capitalized paid-in-kind interest	$—	$—	$52,873
Capitalized stock-based compensation	$2,237	$2,736	$2,265
Credit Facility repayment in exchange for the settlement of hosting (Note 14)	$35,000	$—	$—
Cost basis investment in exchange for the settlement of accounts receivable	$3,300	$—	$—

See notes to consolidated financial statements

Iridium Communications Inc.
Notes to Consolidated Financial Statements
December 31, 2018

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

Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), that supersedes nearly all existing revenue recognition guidance under U.S. GAAP. See Note 11 for more detail on the Company's adoption of ASU 2014-09.
Recent Accounting Developments Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. The Company is applying the new guidance as of the effective date of January 1, 2019. Reporting organizations are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company established a project team in order to analyze the effect of the standard on its leases by reviewing its current accounting policies to identify potential differences which would result from applying the requirements of the new standard to its leases. The Company will utilize the practical expedient to address all current operating leases for which it is the lessor and the lessee. On January 1, 2019, a lease liability and related right-of-use asset was recognized for operating lease arrangements where the Company is the lessee. Adoption of ASU 2016-02 will have an estimated impact of approximately $30.4 million on the Company's assets and liabilities for the addition of right-of-use assets and lease liabilities, but will not have a material impact on the Company's results of operations or liquidity.

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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and receivables. The majority of cash is invested into a money market fund with U.S. treasuries, Agency Mortgage Backed Securities and/or U.S. Government guaranteed debt. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains those deposits in federally insured financial institutions in excess of federally insured limits. When the Company holds marketable securities, they are highly-rated corporate and foreign fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. These investments, along with cash deposited in institutional money market funds, regular interest bearing depository accounts and non-interest bearing depository accounts, are classified as cash and cash equivalents on the accompanying consolidated balance sheets. The Company is required to maintain a minimum cash reserve for debt service related to its credit facility with Bpifrance Assurance Export S.A.S. ("BPIAE") (as amended to date, the "Credit Facility").
Marketable Securities
Marketable securities consist of fixed-income debt securities and commercial paper with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are included in marketable securities within current assets on the accompanying consolidated balance sheets. All investments are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no material realized gains or losses on the sale of marketable securities for the years ended December 31, 2018 and 2017. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value, and the Company determined that there were no such declines in fair value of investments as of December 31, 2017. The Company did not hold any marketable securities as of December 31, 2018 and therefore a review of amortized cost basis for other-than-temporary impairment was not required.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was not material as of December 31, 2018 and 2017.
Foreign Currencies
The functional currency of the Company’s foreign consolidated subsidiaries is the local currency. Assets and liabilities of its foreign subsidiaries are translated to U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted-average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are classified as other income (expense), net in the accompanying consolidated statements of operations and comprehensive income (loss). In instances where the financial statements of a foreign entity in a highly inflationary economy are material, they are remeasured as if the functional currency were the reporting currency. In these instances, the financial statements of those entities are remeasured into the reporting currency. A highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period.

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred and are amortized as additional interest expense using the effective interest method over the term of the related debt. As of December 31, 2018 and 2017, the Company had deferred approximately $80.1 million and $97.2 million, respectively, of direct and incremental financing costs, net of amortization, associated with securing debt financing under the Credit Facility for the Company's next-generation constellation ("Iridium NEXT"). As of December 31, 2018 and 2017, the balance of deferred financing costs for borrowings under the Company's senior unsecured notes (the "Notes") was $9.0 million and zero, respectively.

Capitalized Interest

Interest costs associated with financing the Company’s assets during the construction period of Iridium NEXT have been capitalized. Total capitalized interest costs, under the Credit Facility and the Notes, for the years ended December 31, 2018, 2017 and 2016 were $76.7 million, $114.4 million and $106.4 million, respectively, which include amortization of deferred financing costs and accrued interest, as discussed above.

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead, including payroll and payroll-related costs of employees directly involved in bringing inventory to its existing condition, and freight. Inventories are valued using the average cost method and are carried at the lower of cost or net realizable value. Accordingly, the Company recorded expense of $0.3 million, $0.4 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, which are included within the cost of subscriber equipment for excess and obsolete inventory. The expenses for the years ended December 31, 2018, 2017 and 2016 were primarily related to certain handset parts and accessories.

The Company has a manufacturing agreement with Benchmark Electronics Inc. (“Benchmark”) to manufacture most of its subscriber equipment. Pursuant to the agreement, the Company may be required to purchase excess materials at cost plus a contractual markup if the materials are not used in production within the periods specified in the agreement. Benchmark will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the subscriber equipment.

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the consolidated statements of operations and comprehensive income in a manner consistent with the classification of the recipient’s compensation. The expected vesting of the Company’s performance-based RSUs is based upon the probability that the Company achieves the defined performance goals. The level of achievement of performance goals, if any, is determined by the compensation committee. Stock-based awards to non-employee consultants are expensed at their fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Classification of stock-based compensation by line item on the balance sheet and statement of operations is presented below:

	Year Ended December 31,
	2018	2017
	(In thousands)
Property and equipment, net	$1,865	$2,326
Inventory	234	280
Prepaid and other current assets	138	132
Cost of subscriber equipment	26	30
Cost of services (exclusive of depreciation and amortization)	3,600	4,366
Research and development	340	349
Selling, general and administrative	10,524	11,211
Total stock-based compensation	$16,727	$18,694

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

The estimated useful lives of the Company’s first-generation satellites reflected the expected use for each satellite. Satellites were depreciated on a straight-line basis through the date they were replaced by next-generation satellites. The Company completed its launches of the next-generation satellites in early 2019. Iridium NEXT satellites will be depreciated on a straight-line basis over their estimated useful life, which is currently 12.5 years.

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

In June 2011, the Company entered into an agreement with International Space Company Kosmotras ("Kosmotras"), as a supplemental launch services provider for Iridium NEXT. The original cost under the Kosmotras agreement was $51.8 million. Kosmotras to date has been unable to obtain the permits or authorizations to launch the Company's satellites on a Dnepr rocket as planned, and Kosmotras has proposed no satisfactory alternative launch plan. As the Company believed the construction-in-progress associated with the Kosmotras launch services will no longer be used or further developed, the Company wrote-off the full amount previously paid to Kosmotras, by recording accelerated depreciation expense of $36.8 million, in the fourth quarter of 2017. There were no similar write-offs during the years ended December 31, 2018 and 2016.
Intangible Assets

The Company’s intangible assets with finite lives are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company would perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company evaluates the useful lives for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Amortization is calculated using the straight-line method over the following estimated useful lives:

Intellectual property	20 years
Assembled workforce	7 years
Patents	14 - 20 years

Revenue Recognition

The Company derives its revenue primarily as a wholesaler of satellite communications products and services. The primary types of revenue include (i) service revenue (access and usage-based airtime fees), (ii) subscriber equipment revenue, and (iii) revenue generated by providing engineering and support services to commercial and government customers. In addition to the discussion immediately below, see Note 11 for further discussion of the Company's revenue recognition.
Wholesaler of satellite communications products and services

Pursuant to wholesale agreements, the Company sells its products and services to service providers who, in turn, sell the products and services to other distributors or directly to the end users. The Company recognizes revenue when an arrangement exists, services or equipment are transferred, the transaction price is determined, the arrangement has commercial substance, and collection of consideration is probable.

Contracts with multiple performance obligations

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

Service revenue sold on a stand-alone basis

Service revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized over the usage period in which the services are provided to the end user. The Company sells prepaid services in the form of e-vouchers and prepaid cards. A liability is established equal to the cash paid upon purchase for the e-voucher or prepaid card. On January 1, 2018, upon the adoption of ASU 2014-09, the Company now (i) recognizes revenue from the prepaid services upon the use of the e-voucher or prepaid card by the customer and (ii) estimates the expected revenue that will expire unused on an ongoing basis and recognizes this revenue in a manner consistent with the usage period. Prior to January 1, 2018, revenue from unused prepaid services was recognized upon expiration of the prepaid card. The Company does not offer refunds for unused prepaid services.

Services sold to the U.S. government

The Company provides airtime and airtime support to U.S. government and other authorized customers pursuant to the Enhanced Mobile Satellite Services (“EMSS”) contract managed by Air Force Space Command. Under the terms of this agreement, authorized customers continue to utilize airtime services, provided through the U.S. Department of Defense’s (“DoD”) dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast and Distributed Tactical Communications Services (“DTCS”) services for an unlimited number of DoD and other federal subscribers. The EMSS contract was extended for an additional six months at the annual rate of $88 million per year for the remaining term and now expires in April 2019. Under this contract, revenue is based on the annual fee for the fixed-price contract with unlimited subscribers, and is recognized on a straight-line basis over each contractual year. The U.S. government purchases its subscriber equipment from third-party distributors and not directly from the Company.

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

Other government and commercial engineering and support services

The Company also provides engineering services to assist customers in developing new technologies for use on the Company’s satellite system. The revenue associated with fixed-fee contracts is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligation. The Company does not include purchases of goods from a third party in its evaluation of costs incurred. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Revenue on cost-plus-fixed-fee contracts is recognized to the extent of estimated costs incurred plus the applicable fees earned. The Company considers fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development

Research and development costs are charged to expense in the period in which they are incurred.

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $0.4 million, $0.3 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

3. Cash and Cash Equivalents, Restricted Cash and Investments

Cash and Cash Equivalents
The following table summarizes the Company’s cash and cash equivalents:

	December 31,		Recurring Fair Value Measurement
	2018	2017
	(In thousands)
Cash and cash equivalents:
Cash	$20,879	$24,092
Money market funds	252,473	251,950	Level 2
Commercial paper	—	9,831	Level 2
Total cash and cash equivalents	$273,352	$285,873

Restricted Cash and Cash Equivalents

The Company is required to maintain a minimum cash reserve within a debt service reserve account ("DSRA") for debt service related to its Credit Facility (see Note 7). As of December 31, 2018 and 2017, the Company’s restricted cash and cash equivalents balances, which include the minimum cash reserve for debt service and the interest earned on these amounts, were $191.9 million and $102.4 million, respectively.
Marketable Securities

As of December 31, 2018, the Company did not hold any investment positions in marketable securities. As of December 31, 2017, the Company held $11.8 million in marketable securities, consisting of fixed-income debt securities and U.S. treasuries. Marketable securities due to mature within one year had a fair value of $11.5 million, and marketable securities due to mature between one and three years had a fair value of $0.3 million. During the years ended December 31, 2018 and 2017, there were no material realized gains or losses.

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Satellite system	$2,766,627	$1,199,794
Ground system	60,656	67,576
Equipment	42,152	35,616
Internally developed software and purchased software	215,252	191,089
Building and leasehold improvements	30,517	32,130
Total depreciable property and equipment	3,115,204	1,526,205
Less: accumulated depreciation	(453,463)	(432,833)
Total depreciable property and equipment, net of accumulated depreciation	2,661,741	1,093,372
Land	8,037	8,037
Construction-in-process:
Iridium NEXT systems under construction	658,395	2,088,380
Other construction-in-process	42,682	20,373
Total property and equipment, net of accumulated depreciation	$3,370,855	$3,210,162

Other construction-in-process consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Internally developed software	$27,725	$14,782
Equipment	12,841	4,241
Ground system	2,116	1,350
Total other construction-in-process	$42,682	$20,373

Depreciation expense was $216.6 million, $120.7 million and $48.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in depreciation from 2017 to 2018 results primarily from the addition of Iridium NEXT satellites placed into service during 2018.

5. Intangible Assets

The Company had identifiable intangible assets as follows:

	December 31, 2018
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(7,434)	9,005
Assembled workforce	7 years	5,678	(1,622)	4,056
Patents	14 - 20	274	(20)	254
Total		22,391	(9,076)	13,315
Total intangible assets		$57,616	$(9,076)	$48,540

	December 31, 2017
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(6,651)	9,788
Assembled workforce	7 years	5,678	(812)	4,866
Patents	14 - 20	146	(6)	140
Total		22,263	(7,469)	14,794
Total intangible assets		$57,488	$(7,469)	$50,019

Amortization expense was $1.6 million, $1.6 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 8 for further details on the Boeing assembled workforce, added in 2017.

Future amortization expense with respect to intangible assets existing at December 31, 2018, by year and in the aggregate, was as follows:

Year ending December 31,	Amount
(In thousands)
2019	$1,609
2020	1,609
2021	1,609
2022	1,609
2023	1,609
Thereafter	5,270
Total estimated future amortization expense	$13,315

6. Commitments and Contingencies

Thales Alenia Space

In June 2010, the Company executed a primarily fixed-price full-scale development contract ("FSD") with Thales Alenia Space for the design and build of satellites for its Iridium NEXT satellites. The total price under the FSD is approximately $2.3 billion, and the Company expects payment obligations under the FSD to extend into the second quarter of 2019. As of December 31, 2018, the Company had made aggregate payments of $2.2 billion to Thales Alenia Space, which are capitalized as construction-in-progress within property and equipment, net, in the accompanying consolidated balance sheet, of which $1.5 billion were financed from borrowings under the Credit Facility.

On March 9, 2018, the Company and Thales Alenia Space entered into an amendment to the FSD, pursuant to which the Company and Thales Alenia Space unwound the prior changes that allowed for the deferral of certain milestone payments totaling $100.0 million through the issuance of bills of exchange. The March 2018 amendment to the FSD became effective on March 21, 2018, upon the Company's receipt of proceeds from a senior unsecured notes offering (see Note 7). The Company utilized a portion of the proceeds from the senior unsecured notes to prepay in full the $59.9 million of amounts due under outstanding bills of exchange, replenish the DSRA under the Credit Facility to $189.0 million, and to pay approximately $44.4 million in Thales Alenia Space milestones previously expected to be satisfied by the issuance of additional bills of exchange. In connection with the prepayment of the Thales Alenia Space bills of exchange, for the year ended December 31, 2018, the Company recorded a $4.0 million loss on extinguishment of debt, included within interest expense, representing premiums paid and the write-off of unamortized debt issuance costs. The Company had no loss on extinguishment of debt recorded for the year ended December 31, 2017.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for Iridium NEXT (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches and a reflight option in the event of launch failure is $448.9 million. The SpaceX Falcon 9 rocket was configured to carry ten Iridium NEXT satellites to orbit for each of the initial seven launches. In November 2016, the Company entered into an agreement for an eighth launch with SpaceX to launch five additional satellites and to share the launch services with GFZ German Research Centre for Geosciences (“GFZ”). This launch took place in May 2018. The total price under the SpaceX Agreement for the eighth launch was $61.9 million. GFZ paid the Company $29.8 million to include the launch of NASA’s two Gravity Recovery and Climate Experiment Follow-On satellites. As of December 31, 2018, the Company had made aggregate payments of $498.9 million to SpaceX, which were capitalized as construction-in-progress within property and equipment, net in the accompanying consolidated balance sheets. The Company expects payments to SpaceX to continue into the first quarter of 2019.

Kosmotras

In June 2011, the Company entered into an agreement with Kosmotras as a supplemental launch services provider for Iridium NEXT. The original cost under the Kosmotras agreement was $51.8 million. Kosmotras to date has been unable to obtain the permits or authorizations to launch the Company's satellites on a Dnepr rocket as planned, and Kosmotras has proposed no satisfactory alternative launch plan. As a result, the Company wrote-off the full amount previously paid to Kosmotras, by recording accelerated depreciation expense of $36.8 million, in the fourth quarter of 2017.

Iridium NEXT Launch and In-Orbit Insurance

The Company was required, pursuant to its Credit Facility, to obtain insurance covering the launch and first 12 months of operation of the Iridium NEXT satellites. The launch and in-orbit insurance the Company obtained contains elements, consistent with the terms of the Credit Facility, of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of the Company’s satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss or require the payment of additional premiums and could harm the Company’s financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue. The total premium for the company's current launch and in-orbit insurance is $120.7 million, which was paid in full as of December 31, 2018.

Due to various contractual requirements with Motorola, the prior operator of the Company's first-generation satellite constellation, the Company is required to maintain a third-party liability in-orbit insurance policy on its first-generation satellites with a de-orbiting endorsement to cover potential claims relating to operating or de-orbiting the satellite constellation or individual satellites.

The current policy has a renewable one-year term, which is scheduled to expire on December 8, 2019. The policy coverage is separated into Sections A, B, and C.

Section A coverage is currently in effect and covers product liability over Motorola’s position as manufacturer of the first-generation satellites. Liability limits for claims under Section A are $1.0 billion per occurrence and in the aggregate. There is no deductible for claims.

Section B coverage is currently in effect and covers risks in connection with in-orbit satellites and for the de-orbit of individual satellites. Liability limits for claims under Section B are $500 million per occurrence and in the aggregate for space vehicle liability and $500 million and $1.0 billion per occurrence and in the aggregate, respectively, with respect to de-orbiting. The balance of the unamortized premium payment for Sections A and B coverage as of December 31, 2018 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The deductible for claims under Section B is $250,000 per occurrence.

Section C coverage is effective once requested by the Company and covers risks in connection with a mass decommissioning of the first-generation satellites. Liability limits for claims under Section C are $500 million and $1.0 billion per occurrence and in the aggregate, respectively. As of December 31, 2018, the Company had not requested Section C coverage since no mass decommissioning activities are currently anticipated. The deductible for claims under Section C is $250,000 per occurrence.

Unconditional Purchase Obligations

The Company has a manufacturing agreement with Benchmark. Pursuant to the agreement, the Company may be required to purchase certain materials if the materials are not used in production within the periods specified in the agreement. Benchmark will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of the devices. As of December 31, 2018 and 2017, the Company had $2.5 million and $4.0 million, respectively, of such materials, and the amounts were included in inventory on the accompanying consolidated balance sheets.

As of December 31, 2018, the aggregate unconditional purchase obligations were $39.1 million, which includes the Company’s commitments with Boeing and Benchmark as well as $7.2 million of open purchase orders executed with other vendors. The Boeing obligations (see Note 8) represent the take-or-pay commitment with the execution of the Development Services Agreement (“DSA”). The Company's obligation to Benchmark for the year ending December 31, 2019 is $13.9 million.

Operating Leases

The Company leases land, office space, and office and computer equipment under noncancelable operating lease agreements. The Company adopted ASC 842, the new lease accounting standard, effective January 1, 2019 (see Note 2). Most of the leases contain renewal options of 1 to 10 years. The Company’s obligations under the current terms of these leases extend through 2030.

Additionally, several of the Company’s leases contain clauses for rent escalation including, but not limited to, a pro-rata share of increased operating and real estate tax expenses. Rent expense is recognized on a straight-line basis over the lease term. Future minimum lease payments, by year and in the aggregate, under noncancelable operating leases at December 31, 2018, are as follows:

Year ending December 31,	Operating Leases
(In thousands)
2019	$3,692
2020	3,734
2021	3,827
2022	3,402
2023	3,359
Thereafter	12,926
Total	$30,940

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $3.3 million, $3.2 million and $3.1 million, respectively.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending legal claims and lawsuits. The Company is not aware of any actions that it expects to have a material adverse impact on its business, financial results or financial condition.

7. Debt

Credit Facility

In October 2010, the Company entered into its $1.8 billion Credit Facility with a syndicate of bank lenders, which was amended and restated most recently on March 9, 2018. As of December 31, 2018, the Company reported an aggregate total of $1,684.9 million in borrowings, including $80.1 million of unamortized deferred financing costs, for a net balance of $1,604.8 million in borrowings from the Credit Facility in the accompanying consolidated balance sheet. Ninety-five percent of the Company's obligations under the Credit Facility are insured by BPIAE. Scheduled semi-annual principal repayments began on April 3, 2018, and are scheduled to be paid each March 30 and September 30.

As amended and restated, the Credit Facility (i) allowed the Company to issue $360.0 million in senior unsecured notes, (ii) delayed a portion of the principal repayments scheduled under the Credit Facility for 2018, 2019 and 2020 into 2023 and 2024 pursuant to an amended repayment installment schedule, (iii) allowed the Company to access up to $87.0 million from the DSRA in the future if its projected cash level falls below $75.0 million, and (iv) adjusted the Company’s financial covenants, including eliminating covenants that required the Company to receive cash flows from hosted payloads and adding a covenant that requires the Company to receive $200.0 million in hosting fees from Aireon LLC, the Company's primary hosted payload customer, by December 2023. In the event that (a) the Company's cash balance exceeds $140.0 million after September 30, 2019 (subject to specified exceptions) or (b) the Company receives hosting fees from Aireon, the Company would be required pursuant to the Credit Facility to use 50% of such excess cash and up to $200.0 million of hosting fees to prepay the Credit Facility. In addition, if any of the Company's senior unsecured notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity thereof, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022. Lender fees incurred related to the amended and restated Credit Facility were $10.3 million, which were capitalized as deferred financing costs and are being amortized over the remaining term.

Pursuant to the amended and restated Credit Facility, the Company is required to use proceeds received from Aireon related to hosting fees to prepay the principal. As such, for the year ended December 31, 2018, the Company extinguished principal of $43.1 million, resulting in a $3.3 million loss on extinguishment of debt recorded within interest expense, representing premiums paid and the write-off of unamortized debt issuance costs. There were no prepayments or related interest expense during the year ended December 31, 2017.

During the repayment period, interest is paid on the same date as the principal repayments.

The effective interest rate on outstanding principal of the Credit Facility was 6.6% during each of the years ended December 31, 2018, 2017 and 2016.

Under the terms of the Credit Facility, as of December 31, 2018, the Company is required to maintain a minimum cash reserve within the DSRA of $189.0 million, which is classified as restricted cash and cash equivalents on the accompanying consolidated balance sheet. The Credit Facility is scheduled to mature in September 2024, subject to acceleration as described below.

As of December 31, 2018, the DSRA balance was $191.9 million, which is classified as restricted cash and cash equivalents in our condensed consolidated balance sheet. This amount includes a minimum cash reserve for debt service related to the Credit Facility as well as the interest earned on these amounts. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

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

•
a debt service coverage ratio of not less than 1.5 to 1, measured each June 30 and December 31 through the year ending December 31, 2020, not less than 1.25 to 1 for June 30 and December 31, 2021, and not less than 1.5 to 1, for each June 30 and December 31 thereafter through 2024;

•	specified maximum leverage levels that decline from a ratio of 8.24 to 1 for the year ended December 31, 2018 to a ratio of 2.00 to 1 for the year ending December 31, 2024; and

•	a requirement that we receive at least $200.0 million in hosting fees from Aireon by December 31, 2023.

The Company's available cash balance, as defined by the Credit Facility, was $273.4 million as of December 31, 2018. The Company's debt-to-equity ratio was 0.53 to 1 as of December 31, 2018. The Company's debt service coverage ratio was 3.4 to 1 as of December 31, 2018, and the Company's leverage was 5.9 to 1 for the year ended December 31, 2018. The Company was also in compliance with the annual capital expenditures covenant as of December 31, 2018.

The covenant regarding capital expenditures is calculated in connection with a measurement, which the Company refers to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which the Company's capital expenditures exceed the amount specified in the respective covenant, the Company would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2018, the Company had an available cure amount of $62.5 million, although it was not necessary to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and the Company expects that it will continue to do so.

The covenants also place limitations on the Company's ability and that of its subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into transactions with affiliates, incur additional indebtedness, or make loans, guarantees or indemnities. If the Company is not in compliance with the financial covenants under the Credit Facility, after any opportunity to cure such non-compliance, or the Company otherwise experiences an event of default under the Credit Facility, the lenders may require repayment in full of all principal and interest outstanding under the Credit Facility. It is unlikely the Company would have adequate funds to repay such amounts prior to the scheduled maturity of the Credit Facility. If the Company fails to repay such amounts, the lenders may foreclose on the assets it has pledged under the Credit Facility, which include substantially all of the Company's assets and those of its domestic subsidiaries.

Senior Unsecured Notes

On March 21, 2018, the Company issued the Notes which bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15 and principal is repaid in full upon maturity. Interest payments began on October 15, 2018. The proceeds of the Notes were used to prepay the outstanding Thales Alenia Space bills of exchange, including premiums paid, of approximately $59.9 million issued pursuant to the FSD, replenish the DSRA under the Credit Facility to $189.0 million, and to pay approximately $44.4 million in Thales Alenia Space milestones previously expected to be satisfied by the issuance of bills of exchange. The proceeds of the Notes also provided the Company with additional cash to meet its needs, including principal and interest payments under the Credit Facility and interest payments on the Notes. As of December 31, 2018, the Company reported an aggregate of $360.0 million in borrowings under the Notes, before $9.0 million of unamortized deferred financing costs, for a net principal balance of $351.0 million in borrowings in the accompanying consolidated balance sheet. As of December 31, 2018, based upon recent trading prices (Level 2 - market approach), the fair value of the Company's $360.0 million in borrowings under the Notes due in 2022 was $389.7 million. The Notes contain covenant requirements that apply to certain permitted financing actions, but the covenants under the Notes are no more restrictive than the covenants included in the Credit Facility. The Company was in compliance with all covenant requirements under the Notes as of December 31, 2018.

Total Debt

Total interest incurred during the years ended December 31, 2018, 2017 and 2016 was $142.7 million, $114.4 million and $106.4 million, respectively. Interest incurred includes amortization of deferred financing fees of $26.5 million, $27.3 million and $28.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Interest capitalized during the year ended December 31, 2018 was $76.7 million. During 2017 and 2016, all interest was capitalized. Also during 2016, paid-in-kind interest was $44.4 million with the remainder payable in cash on the scheduled semi-annual payment dates. Interest accrued for the years ended December 31, 2018 and 2017 was $29.4 million and $15.0 million, respectively.
Future minimum principal repayments with respect to the Company's debt balances existing at December 31, 2018 by year and in the aggregate, are as follows:

Year ending December 31,	Amount
(In thousands)
2019	$126,000
2020	216,000
2021	306,000
2022	666,000
2023	360,000
Thereafter	370,869
Total debt commitments	$2,044,869
Less: Original issuance discount	89,132
Less: Total short-term debt	126,000
Total long-term debt, net	$1,829,737

The repayment schedule above excludes the redemption of Iridium's equity interest in Aireon, Aireon dividends (when and if declared) and any hosting fees received from Aireon. The Company must apply 100% of these Aireon receipts toward the prepayment of the Credit Facility, which may result in an earlier repayment. As stated above, if any of the Notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity thereof, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022. As such, the Company assumes full principal repayment of the Notes in 2022, prior to October 15, 2022.

8. Boeing Insourcing Agreement

On January 3, 2017, the Company hired the majority of the employees and third-party contractors who were responsible for the operations and maintenance of the Company’s satellite constellation and ground infrastructure pursuant to an Insourcing Agreement with The Boeing Company ("Boeing"). The Company paid Boeing $5.5 million, of which $2.75 million was paid in each of December 2016 and December 2017. As a result, the Company and Boeing terminated their previous Operations and Maintenance Agreement (“O&M Agreement”) and Iridium NEXT Support Service Agreement and entered into a new DSA with a $6.0 million minimum annual commitment through 2021. Boeing no longer has a unilateral right to commence the de-orbit of the Company’s first-generation satellites. The acquisition of this assembled workforce was recorded as a definite-lived intangible asset in January 2017 and is being amortized over an estimated useful life of seven years. Additionally, by terminating the O&M Agreement, the Company recognized a $14.2 million gain in the first quarter of 2017, consisting of (i) the derecognition of a purchase accounting liability created when GHL Acquisition Corp. acquired Iridium Holdings LLC in 2009 related to the fair value of the contractual arrangement with Boeing as of that date, and (ii) the remainder of a credit resulting from a July 2010 Boeing contract amendment.

The Company incurred expenses of $28.1 million, $30.5 million and $29.0 million relating to satellite operations and maintenance costs for the years ended December 31, 2018, 2017 and 2016, respectively, which include internal costs and amounts paid to Boeing, and are included in cost of services (exclusive of depreciation and amortization) in the consolidated statements of operations and comprehensive income.

9. Stock-Based Compensation

In May 2017, the Company’s stockholders approved the amendment and restatement of the Company's 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. The Company registered with the SEC an additional 5,199,239 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 28,402,248 shares registered. Through December 31, 2018, the remaining aggregate number of shares of the Company's common stock available for future grants under the Amended 2015 plan was 8,569,642. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, RSUs, stock appreciation rights and other equity securities as incentives and rewards for employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

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

Fair Value Determination

We have used the Black-Scholes-Merton option pricing model to determine fair value of our stock option awards on the date of grant. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The following weighted-average assumptions were used for option grants during the years ended December 31, 2018, 2017 and 2016:

•
Volatility - The expected volatility of the options granted was estimated based upon historical volatility of the Company's share price of its common stock through daily observations of its trading history.

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

The Company now grants stock options to newly hired and promoted employees only. During 2018, 2017 and 2016, the Company granted approximately 364,000, 209,000 and 249,000 stock options, respectively, with an estimated aggregate grant date fair value of $2.4 million, $0.9 million and $0.9 million, respectively.

The following table summarizes weighted-average assumptions used in the Company's calculations of fair value:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	39.53%	41.11%	41.36%
Expected term (years)	6.11	6.25	6.25
Expected dividends	—%	—%	—%
Risk free interest rate	2.68%	1.92%	1.68%

A summary of the activity of the Company’s stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2015	7,120	$7.86
Granted	249	8.13
Cancelled or expired	(39)	8.92
Exercised	(73)	7.33
Forfeited	(55)	7.62
Options outstanding at December 31, 2016	7,202	$7.87	5.45	$12,473
Granted	209	10.50
Cancelled or expired	(2)	7.24
Exercised	(534)	7.93
Forfeited	(19)	9.13
Options outstanding at December 31, 2017	6,856	$7.94	4.63	$26,459
Granted	364	15.56
Cancelled or expired	(1)	8.59
Exercised	(1,477)	8.42
Forfeited	(39)	9.97
Options outstanding at December 31, 2018	5,703	$8.29	4.38	$57,956
Options exercisable at December 31, 2018	5,095	$7.72	3.87	$54,694
Options exercisable and expected to vest at December 31, 2018	5,687	$8.27	4.37	$57,891

The Company recognized $1.5 million, $1.8 million and $2.5 million of stock-based compensation expense related to stock options in the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted-average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $6.63, $4.51 and $3.47 per share, respectively. The total fair value of the shares vested during the years ended December 31, 2018, 2017 and 2016 was $1.4 million, $2.0 million and $2.9 million, respectively.

As of December 31, 2018, the total unrecognized cost related to non-vested options was approximately $2.9 million. This cost is expected to be recognized over a weighted-average period of 2.7 years.

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

Service-Based Awards

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, certain members of the Company’s board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 110,000, 96,000 and 126,000 service-based RSUs were granted to its directors as a result of these elections during the years ended December 31, 2018, 2017 and 2016, respectively, with an estimated grant date fair value of $1.3 million, $1.0 million and $1.0 million, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Company granted approximately 900,000, 964,000 and 573,000 service-based RSUs, respectively, to its employees, with an estimated grant date fair value of $10.7 million, $8.5 million and $4.0 million, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Company granted approximately 14,000, 8,000 and 35,000 service-based RSUs, respectively, to non-employee consultants with an estimated grant date fair value of $0.2 million, $0.1 million and $0.3 million, respectively.

Performance-Based Awards

In March 2018, 2017 and 2016, the Company awarded approximately 474,000, 1,190,000 and 1,335,000 performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $5.6 million, $10.5 million and $9.4 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals over the respective fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2018 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the 2018 Bonus RSUs will vest, subject to continued employment, in March 2019. A portion of the March 2017 Bonus RSUs vested in March 2018 upon the determination of the level of achievement of the performance goals.

Additionally, during 2018, 2017 and 2016, the Company awarded approximately 134,000, 173,000 and 119,000 performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair values of the Executive RSUs granted in 2018, 2017 and 2016 was $1.6 million, $1.5 million and $0.8 million, respectively. Vesting of the Executive RSUs is and was dependent upon the Company’s achievement of defined performance goals over a two-year period. Management believes it is probable that the Executive RSUs will vest at least in part. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSU grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the Executive RSUs will vest on the second anniversary of the grant date and the remaining 50% will vest on the third anniversary of the grant date, in each case, subject to the executive's continued service as of the vesting date.

Award Summary

A summary of the Company’s activity for outstanding RSUs is as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2015	1,944	$7.76
Granted	2,297	$7.09
Forfeited	(152)	$7.44
Released	(766)	$7.36
Outstanding at December 31, 2016	3,323	$7.40
Granted	2,431	$8.89
Forfeited	(203)	$8.42
Released	(2,003)	$7.16
Outstanding at December 31, 2017	3,548	$8.50
Granted	1,632	$11.87
Forfeited	(163)	$9.69
Released	(1,940)	$8.64
Outstanding at December 31, 2018	3,077	$10.13
Vested and unreleased at December 31, 2018 (1)	617

(1)	These RSUs were granted to the Company's board of directors as a part of their compensation for board and committee service and had vested but had not yet been issued and released.

As of December 31, 2018, the total unrecognized cost related to non-vested RSUs was approximately $9.5 million. This cost is expected to be recognized over a weighted-average period of 1.32 years. The Company recognized $15.2 million, $17.0 million and $13.5 million of stock-based compensation expense related to RSUs in the years ended December 31, 2018, 2017 and 2016, respectively.

10. Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock were undesignated and unissued as of December 31, 2018.

Series A Cumulative Perpetual Convertible Preferred Stock

In the fourth quarter of 2012, the Company issued 1.0 million shares of its 7.00% Series A Cumulative Perpetual Convertible Preferred Stock (the "Series A Preferred Stock") in a private offering.

During the three months ended March 31, 2018, the Company's daily volume-weighted average stock price remained at or above $12.26 per share for a period of 20 out of 30 trading days, thereby allowing for the conversion of the Series A Preferred Stock at the election of the Company. On March 20, 2018, the Company converted all outstanding shares of its Series A Preferred Stock into shares of common stock, resulting in the issuance of 10,599,974 shares of common stock. The Company declared and paid all current and cumulative dividends to holders of record of Series A Preferred Stock as of March 8, 2018. As such, the Company paid cash dividends of $7.0 million to the holders of the Series A Preferred Stock. The Company paid cash dividends of $1.8 million to the holders of the Series A Preferred Stock during the year ended December 31, 2017.

Series B Cumulative Perpetual Convertible Preferred Stock

In May 2014, the Company issued 500,000 shares of its Series B Cumulative Perpetual Convertible Preferred Stock (the "Series B Preferred Stock") in an underwritten public offering at a price to the public of $250 per share. The purchase price received by the Company, equal to $242.50 per share, reflected an underwriting discount of $7.50 per share. The Company received proceeds of $120.8 million from the sale of the Series B Preferred Stock, net of the $3.8 million underwriting discount and $0.4 million of offering costs.

As of December 31, 2018, there were 497,000 shares of Series B Preferred Stock outstanding. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 6.75% per annum of the $250 liquidation preference per share (equivalent to an annual rate of $16.875 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series B Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series B Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up. Holders of Series B Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series B Preferred Stock may convert some or all of their outstanding Series B Preferred Stock at an initial conversion rate of 33.456 shares of common stock per $250 liquidation preference, which is equivalent to an initial conversion price of approximately $7.47 per share of common stock (subject to adjustment in certain events).

In connection with the conversion of the Series A Preferred Stock described above, the Company declared and paid all current and cumulative dividends to holders of record of Series B Preferred Stock as of March 8, 2018. The Company paid cash dividends of $8.4 million to holders of the Series B Preferred Stock during the year ended December 31, 2018. In compliance with the Credit Facility, subsequent to the $8.4 million dividend payment, the Company began the planned suspension of dividends to holders of the Series B Preferred Stock for five quarters, beginning with the dividend payment that otherwise would have been paid on June 15, 2018. The Company paid cash dividends of $2.1 million to holders of the Series B Preferred Stock during the year ended December 31, 2017.

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

11. Revenue

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

The Company derives its revenue primarily as a wholesaler of satellite communications products and services. Pursuant to wholesale agreements, the Company sells its products and services to service providers who, in turn, sell the products and services to other distributors or directly to the end users. The primary types of revenue include (i) service revenue (access and usage-based airtime fees), (ii) subscriber equipment revenue, and (iii) revenue generated by providing engineering and support services to commercial and government customers. See Note 2 for a description of the Company's accounting policies in connection with each of these types of arrangements.

The following table summarizes the Company’s services revenue:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Commercial voice and data services	$193,176	$177,685	$177,666
Commercial IoT data services	85,054	74,142	65,523
Hosted payload and other data services	40,527	9,908	3,633
Government services	88,000	88,000	88,000
Total services	$406,757	$349,735	$334,822

The following table summarizes the Company’s engineering and support services revenue:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Commercial	$716	$3,109	$2,245
Government	17,687	18,083	22,362
Total	$18,403	$21,192	$24,607

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $18.0 million and $22.7 million for the years ended December 31, 2018 and 2017, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated prepaid usage period. The contract assets not separately disclosed are as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Contract Assets:
Commissions	$1,010	$1,555
Other contract costs	$3,631	$3,753

The primary impact of adopting ASU 2014-09 relates to the Company’s prepaid service revenue and associated breakage. Under the new standard, the Company now estimates the expected revenue that will expire unused on an ongoing basis and recognizes this revenue in a manner consistent with the usage period. Upon adoption, the contract liability (deferred revenue associated with prepaid service revenue) was reduced by approximately $15.7 million as a result of the change to include a breakage estimate over the usage period.

Adopting the new standard had an immaterial impact on the Company’s financial statements. The impact of the implementation of the new revenue standard on the Company's condensed consolidated balance sheets, as compared to accounting under prior revenue guidance (Accounting Standards Codification ("ASC") Topic 605), was as follows:

	December 31, 2018
	As reported	Adjustment	Pro forma under ASC 605
	(in thousands)
Prepaid expenses and other current assets	$18,284	$527	$18,811

Deferred revenue	37,429	19,771	57,200
Deferred revenue, net of current portion	74,656	(2,782)	71,874
Other long-term liabilities	4,160	(3,975)	185

Retained earnings	$501,712	$(12,487)	$489,225

The impact of the implementation of the new standard on the Company's condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Year Ended December 31, 2018
	As reported	Adjustment	Pro forma under ASC 605
	(in thousands)
Service revenue	$406,757	$(1,304)	$405,453

Cost of services	86,016	(144)	85,872

Loss before income taxes	(20,649)	(1,160)	(21,809)
Income tax benefit	7,265	411	7,676
Net loss	$(13,384)	$(749)	$(14,133)

12. Income Taxes

U.S. and foreign components of income before income taxes are presented below:

	Year Ended December 31,
	2018	2017	2016
		(In thousands)
U.S. income (loss)	$(22,147)	$120,281	$176,448
Foreign income (loss)	1,498	(709)	1,717
Total income (loss) before income taxes	$(20,649)	$119,572	$178,165

The components of the Company’s income tax provision were as follows:

	Year Ended December 31,
	2018	2017	2016
		(In thousands)
Current taxes:
Federal tax expense	$17	$13	$1,206
State tax expense	(91)	422	978
Foreign tax expense	1,163	863	1,141
Total current tax expense	1,089	1,298	3,325
Deferred taxes:
Federal tax expense (benefit)	(9,159)	(110,811)	60,295
State tax expense (benefit)	904	(4,851)	3,454
Foreign tax expense (benefit)	(99)	80	59
Total deferred tax expense (benefit)	(8,354)	(115,582)	63,808
Total income tax expense (benefit)	$(7,265)	$(114,284)	$67,133

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

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 was effective for reporting periods that include December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects of the Tax Act and recorded provisional amounts in its December 31, 2017 financial statements including the remeasurement of its deferred tax assets/liabilities for an estimated net tax benefit of $150.9 million, as well as an estimated one time taxable income amount of $2.3 million for the deemed repatriation of certain foreign subsidiary untaxed earnings with an estimated deferred tax asset of $0.8 million associated with foreign taxes deemed paid on those earnings. In the fourth quarter of 2018, the Company completed its accounting for the income tax effects of the Tax Act. No material adjustments were required to the provisional amounts initially recorded.

Remeasurement of deferred tax assets/liabilities: In the fourth quarter of 2018, the Company finalized its accounting for the net deferred tax benefit of $150.4 million related to the remeasurement of certain deferred tax assets and liabilities as of December 31, 2017. The Company remeasured those deferred tax assets and liabilities at 21%, because this is the rate at which it expects these items to reverse.

Deemed Repatriation of Certain Foreign Subsidiary Earnings: The Tax Act required the Company to increase its 2017 U.S. taxable income for the mandatory deemed repatriation of accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining untaxed earnings. The Company finalized its accounting for this one-time taxable income amount of $3.2 million, with a deferred tax asset associated with foreign taxes deemed paid on those earnings of $0.8 million.

In April 2018, Maryland enacted the single sales factor method for apportioning income to the state to be phased in over five years commencing in 2018. This change results in higher future Maryland state income taxes for the Company, increasing its 2018 income tax provision by $7.0 million for the impact on its existing deferred tax assets and liabilities. If the Company's current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly.

In 2011 and 2012, Arizona enacted tax law changes resulting in a benefit to the Company’s net deferred tax expense. Due to the size and nature of the Company’s operations in Arizona, such changes have a significant impact on the tax provision in a given period. As a result of this law changes, the Company’s deferred tax expense was reduced by approximately $13.5 million, $10.2 million and $3.0 million for the years ended December 31, 2018, 2017 and 2016 respectively.

A reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision is below. Any amounts that do not have a meaningful impact on this reconciliation are not separately disclosed.

	Year Ended December 31,
	2018	2017	2016
		(In thousands)
Expected tax expense (benefit) at U.S. federal statutory tax rate	$(4,336)	$41,850	$62,309
State taxes, net of federal benefit	(3,361)	5,133	9,757
State tax valuation allowance	10,651	582	(2,710)
Deferred impact of state tax law changes and elections	(6,481)	(10,217)	(2,962)
Tax Act - deferred tax effects	—	(150,903)	—
Equity-based compensation	(3,807)	(977)	—
Limitation on executive compensation deduction	1,568	26	—
Other nondeductible items	298	110	596
Tax credits	(2,872)	(528)	(442)
Foreign taxes and other adjustments	1,075	640	585
Total income tax expense (benefit)	$(7,265)	$(114,284)	$67,133
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets
Long-term contracts	$70,518	$61,358
Federal, state and foreign net operating loss carryforwards and tax credits	277,678	107,566
Other	20,002	22,680
Total deferred tax assets	368,198	191,604
Valuation allowance	(14,174)	(3,815)
Net deferred tax assets	354,024	187,789
Deferred tax liabilities
Fixed assets, intangibles and research and development expenditures	(529,037)	(403,545)
Investment in joint venture	(57,686)	(27,796)
Other	(8,357)	(2,276)
Total deferred tax liabilities	(595,080)	(433,617)
Net deferred income tax liabilities	$(241,056)	$(245,828)

Pursuant to ASC 740, the Company nets deferred tax assets and liabilities within the same jurisdiction. As of December 31, 2018, the Company had a net deferred tax asset of $0.4 million that is included in other assets on the balance sheet and a net deferred tax liability of $241.4 million.

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

The Company had deferred tax assets related to cumulative U.S. federal net operating loss carryforwards of approximately $219.6 million and $80.5 million as of December 31, 2018 and 2017, respectively. The pre-2018 U.S. federal net operating loss carryforwards if unutilized, will expire in various amounts from 2031 through 2037. Pursuant to the Tax Act, the 2018 U.S. federal net operating loss carryforwards do not expire. The Company believes that the U.S. federal net operating losses will be utilized before the expiration dates and, as such, no valuation allowance has been established for these deferred tax assets. The

Company had deferred tax assets related to the state net operating loss carryforwards of approximately $36.7 million and $10.9 million as of December 31, 2018 and 2017, respectively, that expire from 2025 through 2038. The Company does not expect to fully utilize all of its state net operating losses within the respective carryforward periods and as such reflects a partial valuation allowance of $11.4 million and $0.7 million as of December 31, 2018 and 2017, respectively, against these deferred tax assets on its consolidated balance sheet. The Company had deferred tax assets related to the foreign net operating loss carryforwards of approximately $0.9 million and $1.3 million as of December 31, 2018 and 2017, respectively, that begin to expire in 2023. The Company does not expect to fully utilize all of its foreign net operating losses within the carryforward periods and as such reflects a partial valuation allowance against these deferred tax assets on its consolidated balance sheet. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

The Company has approximately $8.4 million and $6.1 million of deferred tax assets related to research and development tax credits as of December 31, 2018 and 2017, respectively, that expire in various amounts from 2029 through 2038. The Company has approximately $5.2 million and $4.7 million of deferred tax assets related to foreign tax credits as of December 31, 2018 and 2017, respectively, that expire in various amounts from 2020 through 2028. The Company has $3.6 million and $3.8 million of deferred tax assets related to Alternative Minimum Tax credits as of December 31, 2018 and 2017, respectively, which do not expire. Under the Tax Act, the Alternative Minimum Tax credits will convert to refunds if not used as a credit. The Company believes that the research and development credits will be fully utilized within the carryforward period. However, the Company does not expect to utilize all of its foreign tax credits within the respective carryforward periods. As such, the Company has a partial valuation allowance of $1.1 million as of December 31, 2018, which is unchanged from December 31, 2017.

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
The amount of unrecognized tax benefits was $1.1 million and $1.0 million at December 31, 2018 and 2017, respectively. Any changes in the next twelve months are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company. All of the Company’s uncertain tax positions, if recognized, would affect its income tax expense.
The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2018 and 2017, potential interest and penalties on unrecognized tax benefits were not significant.
The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2010 to 2017 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2011 to 2017 remain subject to examination by tax authorities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	2018	2017
	(In thousands)
Balance at January 1,	$1,046	$920
Change attributable to tax positions taken in a prior period	50	146
Change attributable to final assessment	—	(27)
Change attributable to tax positions taken in the current period	16	10
Decrease attributable to lapse of statute of limitations	—	(3)
Balance at December 31,	$1,112	$1,046

13. Net Income (Loss) Per Share

The computations of basic and diluted net income (loss) per share are set forth below:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders (numerator for basic net income per share)	$(23,533)	$218,420	$95,596
Net (income) loss allocated to participating securities	—	(215)	(123)
Numerator for basic net income (loss) per share	(23,533)	218,205	95,473
Dividends on Series A preferred stock, declared and undeclared	—	7,000	7,000
Dividends on Series B preferred stock, declared and undeclared	—	8,436	8,436
Numerator for diluted net income (loss) per share	$(23,533)	$233,641	$110,909

Denominator: Denominator for basic net income (loss) per share - weighted average outstanding common shares	108,975	97,934	95,967
Dilutive effect of stock options	—	1,558	250
Dilutive effect of Performance RSUs	—	1,308	1,328
Dilutive effect of Series A preferred stock	—	10,602	10,602
Dilutive effect of Series B preferred stock	—	16,728	16,728
Denominator for diluted net income (loss) per share	108,975	128,130	124,875

Net income (loss) per share attributable to common stockholders - basic	$(0.22)	$2.23	$1.00
Net income (loss) per share attributable to common stockholders - diluted	$(0.22)	$1.82	$0.89

For the year ended December 31, 2018, 0.7 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied, and options to purchase 0.1 million shares of common stock were not included in the computation of basic and diluted net loss per share, as the effect would be anti-dilutive. Due to the Company’s net loss for the year ended December 31, 2018, all potential common stock equivalents were anti-dilutive. For the year ended December 31, 2018, 16.7 million as-if converted shares of the Series B Preferred Stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive.

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

For the year ended December 31, 2018, $6.3 million in cumulative unpaid dividends to holders of the Series B Preferred Stock was not declared or accrued as a result of all cash dividends being suspended in connection with the amendments to the Credit Facility described in Note 7, but such amounts were deducted to arrive at net loss attributable to common stockholders. For the year ended December 31, 2017, $5.3 million and $6.3 million in cumulative unpaid dividends to holders of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net income attributable to common stockholders.

14. Related Party Transactions

Aireon LLC

The Iridium NEXT constellation hosts the Aireon system, which will provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast ("ADS-B") receivers on the Iridium NEXT satellites. Iridium formed Aireon LLC ("Aireon") in 2011, with subsequent investments from the air navigation service providers ("ANSPs") of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to pay Iridium a fee to host the ADS-B receivers on Iridium NEXT, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium NEXT system. Pursuant to agreements with Aireon, Aireon will pay Iridium fees of $200.0 million to host the ADS-B receivers on Iridium NEXT and additional power fees of approximately $2.8 million per year (the "Hosting Agreement"), as well as data services fees of up to approximately $19.8 million per year for the delivery of the air traffic surveillance data over the Iridium NEXT system (the "Data Services Agreement"). The Aireon ADS-B receivers on the Iridium NEXT satellites are activated on an individual basis as the Iridium NEXT satellite begins carrying traffic.

At December 31, 2018, the Company had a fully diluted ownership stake in Aireon's holding company, Aireon Holdings LLC, of approximately 35.7%, subject to certain redemption provisions contained in the Aireon Holdings LLC Amended and Restated Limited Liability Company Agreement (the "Aireon Holdings LLC Agreement").

Under the Hosting Agreement, the $200.0 million due is interest-bearing for amounts not paid on time. The Company had previously determined there was not sufficient support that Aireon will be able to make the payments due under the Hosting Agreement. During 2018, the Company and Aireon amended certain terms of the Hosting Agreement. As amended, the Company is scheduled to receive minimum payments corresponding to hosting services rendered. The first payment of $8.1 million was received during the second quarter of 2018. In December 2018, Aireon entered into a credit facility that resulted in settlement of $35.0 million in hosting receivables, paid directly to the Company's Credit Facility lenders by Aireon. Cumulative consideration for the year ended December 31, 2018 was approximately $43.1 million. No similar amounts were settled in previous years under the Hosting Agreement. Aireon continues to be obligated to pay the Company in full the remaining portion of the $200.0 million in hosting fees when Aireon is able to raise funds to do so. As a result of the amendment and an updated financial collectability assessment, as of December 31, 2018, the Company recognized $13.9 million of revenue related to total cumulative hosting services rendered to date.

Under the Data Services Agreement, Aireon pays the Company monthly data service payments on a per satellite basis beginning on each satellite's in-service date. The Company recorded data service revenue from Aireon of $9.1 million for the year ended December 31, 2018. Revenues recorded for the year ended December 31, 2017 were immaterial.

Under two services agreements, the Company also provides administrative services and support services, including services relating to Aireon's hosted payload operations center to Aireon, which are paid monthly. The Company also subleases office space to Aireon. Aireon receivables due to the Company under all agreements totaled $1.0 million and $0.6 million at December 31, 2018 and 2017, respectively.

15. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communications services and products.

The Company derived approximately 20%, 24% and 25% of the Company’s total revenue in the years ended December 31, 2018, 2017 and 2016, respectively, from prime contracts or subcontracts with agencies of the U.S. government. For the years ended December 31, 2018, 2017 and 2016, no single commercial customer accounted for more than 10% of the Company’s total revenue.

Approximately 34% and 35% of the Company’s accounts receivable balance at December 31, 2018 and 2017, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government. As of December 31, 2018 and 2017, no single commercial customer accounted for more than 10% of the Company’s total accounts receivable balance.

The Company contracts for the manufacture of its subscriber equipment primarily from a limited number of manufacturers and utilizes other sole source suppliers for certain component parts of its devices. Should events or circumstances prevent the manufacturer or the suppliers from producing the equipment or component parts, the Company’s business could be adversely affected until the Company is able to move production to other facilities of the manufacturer or secure a replacement manufacturer or an alternative supplier for such component parts.
Net property and equipment by geographic area was as follows:

	December 31,
	2018	2017
	(In thousands)
United States	$188,203	$165,337
Satellites in orbit	2,504,734	926,090
Iridium NEXT systems under construction (United States)	658,395	2,088,380
All others (1)	19,523	30,355
Total	$3,370,855	$3,210,162

(1)	No single country in this group represented more than 10% of property and equipment, net.

Revenue by geographic area was as follows:

	Year Ended December 31,
	2018	2017	2016
		(In thousands)
United States	$276,398	$229,741	$226,190
Canada	48,511	44,107	42,373
United Kingdom	51,344	46,245	47,135
Other countries (1)	146,755	127,953	117,942
Total	$523,008	$448,046	$433,640

(1)	No single country in this group represented more than 10% of revenue.

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

16. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ eligible compensation each pay period. Company-matching contributions to the Plan were $3.0 million, $2.5 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

17. Selected Quarterly Information (Unaudited)

The following represents the Company’s unaudited quarterly results:

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share data)
Revenue	$119,148	$134,931	$136,764	$132,165
Operating income (loss)	$19,439	$16,345	$6,011	$(142)
Net income (loss)	$11,472	$(4,418)	$(12,856)	$(7,582)
Net income (loss) per common share - basic	$0.08	$(0.06)	$(0.13)	$(0.09)
Net income (loss) per common share - diluted	$0.07	$(0.06)	$(0.13)	$(0.09)

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share data)
Revenue	$104,426	$111,604	$116,547	$115,469
Operating income (loss) (1)	$55,602	$35,742	$38,082	$(13,950)
Net income (2)	$37,948	$24,778	$29,253	$141,877
Net income per common share - basic	$0.35	$0.21	$0.26	$1.40
Net income per common share - diluted	$0.30	$0.20	$0.23	$1.10

(1)
Includes accelerated depreciation of $36.8 million in the fourth quarter of 2017 associated with the write-off of the full amount previously paid to Kosmotras which decreased operating income. Also includes the impact of $14.2 million related to the gain on the transaction with Boeing, effective January 3, 2017.

(2)
Includes the provisional estimated impact of the Tax Act enacted in December 2017 on the Company's deferred tax assets and liabilities. Immaterial adjustments to these provisional amounts were made in 2018.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, our management has determined that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria

Our independent registered public accounting firm, Ernst & Young LLP, has audited our 2018 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2018 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Iridium Communications Inc.
Opinion on Internal Control over Financial Reporting
We have audited Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Iridium Communications Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Iridium Communications Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified report thereon.
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

/s/ Ernst & Young LLP

Tysons, Virginia
February 28, 2019

Item 9B. Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G (3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2019 Proxy Statement entitled “Board of Directors and Committees,” “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2019 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2019 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2019 Proxy Statement entitled “Transactions with Related Parties” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2019 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

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

4.2
Indenture between the Company and U.S. Bank National Association, as trustee, dated as of March 21, 2018, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2018.

10.1†
Supplemental Agreement dated as of March 9, 2018 between Iridium Satellite LLC and Société Générale, as BPIAE Agent, amending and restating the Third Amended and Restated BPIAE (formerly COFACE) Facility Agreement among Iridium Satellite LLC, the Registrant, Iridium Holdings LLC, SE Licensing LLC, Iridium Carrier Holdings LLC, Iridium Carrier Services LLC, Syncom-Iridium Holdings Corp., Iridium Constellation LLC and Iridium Government Services LLC; Deutsche Bank AG (Paris Branch), Banco Santander SA, Société Générale, Natixis, Mediobanca International (Luxembourg) S.A., BNP Paribas, Crédit Industriel et Commercial, Intesa Sanpaolo S.p.A. (Paris Branch) and Unicredit Bank Austria AG; Deutsche Bank Trust Company Americas as the security agent and U.S. collateral agent; and Société Générale as the BPIAE agent, dated as of October 4, 2010, as amended and restated on August 1, 2012, May 2, 2014 and July 26, 2017, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2018.

Exhibit No.	Document
10.2††
Letter Agreement, dated as of October 11, 2018, by and between Iridium Satellite LLC and Societe Generale, as BPIAE Agent, amending the terms of the BPIAE Facility Agreement, dated as of October 4, 2010, as amended and restated by the Supplemental Agreement dated as of March 9, 2018.

10.3
Supplemental Agreement dated as of December 21, 2018 between Iridium Satellite LLC and Société Générale, as BPIAE Agent, amending the BPIAE Facility Agreement, dated as of October 4, 2010, as amended and restated by the Supplemental Agreement dated as of March 9, 2018.

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

10.7
Purchase Agreement between the Company and Deutsche Bank Securities Inc., dated as of March 16, 2018, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2018.

10.8†
Settlement Agreement between Iridium Holdings LLC, Iridium Satellite LLC, the Registrant and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.9†
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

10.16†
Amendment No. 1 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated August 6, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on January 14, 2011.

10.17†
Amendment No. 2 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 30, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

10.18†
Amendment No. 3 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2010, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

Exhibit No.	Document
10.19†
Amendment No. 4 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated as of April 29, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.

10.20†
Amendment No. 5 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 12, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2011.

10.21†
Amendment No. 6 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 24, 2011, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.22†
Amendment No. 7 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 12, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.23†
Amendment No. 8 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 13, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012.

10.24†
Amendment No. 9 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q filed with the SEC on August 2, 2012.

10.25†
Amendment No. 10 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 19, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-Q filed with the SEC on August 2, 2012.

10.26†
Amendment No. 11 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 3, 2012, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.27†
Amendment No. 12 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 6, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.28†
Amendment No. 13 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 25, 2012, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2013.

10.29†
Amendment No. 14 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated November 8, 2012, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 5, 2013.

10.30†
Amendment No. 15 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated June 11, 2013, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 31, 2013.

10.31†
Amendment No. 16 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 24, 2013, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 31, 2013.

10.32†
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
10.34†
Amendment No. 19 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 29, 2013, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.35†
Amendment No. 20 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 7, 2014, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

10.36†
Amendment No. 21 to the Full Scale System Development Contract No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 9, 2014, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

10.37†
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

10.39†
Amendment No. 24 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 22, 2015, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.

10.40†
Amendment No. 26 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated September 19, 2016, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 27, 2016.

10.41†
Amendment No. 27 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 2, 2017, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.

10.42†
Amendment No. 28 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated May 18, 2017, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 26, 2017.

10.43†
Amendment No. 29 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated July 26, 2017, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 26, 2017.

10.44†
Amendment No. 30 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 26, 2017, incorporated herein by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2018.

10.45†
Amendment No. 31 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 30, 2017, incorporated herein by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2018.

10.46†
Amendment No. 32 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 9, 2018, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2018.

10.47††	Amendment No. 33 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated October 10, 2018.
10.48†
Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated March 19, 2010, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the SEC on March 29, 2011.

10.49†
Amendment No. 1 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated September 17, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010.

Exhibit No.	Document
10.50†
Amendment No. 2 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., effective as of August 1, 2012, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2012.

10.51†
Amendment No. 3 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of May 9, 2013, incorporated herein by reference to Exhibit 10.5 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 31, 2013.

10.52
Amendment No. 4 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of January 27, 2014, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on May 1, 2014.

10.53†
Amendment No. 5 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of September 15, 2014, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report Form 10-Q filed with the SEC on October 30, 2014.

10.54†
Amendment No. 6 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of November 2, 2015, incorporated herein by reference to Exhibit 10.53 of the Registrant’s Annual Report Form 10-K filed with the SEC on February 25, 2016.

10.55†
Amendment No. 7 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of November 2, 2015, incorporated herein by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2018.

10.56†
Amendment No. 8 to the Contract for Launch Services No. IS-10-008 between Iridium Satellite LLC and Space Exploration Technologies Corp., dated as of September 6, 2018, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 25, 2018.

10.57
Intellectual Property Rights Agreement, dated December 11, 2000, among Motorola Inc. and Iridium Satellite LLC, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.58
Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.59
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

10.61†
Amendment to Contract for Enhanced Mobile Satellite Services between Iridium Satellite LLC and the Defense Information Systems Agency, dated as of June 3, 2015, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2015.

10.62	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.
10.63†
Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.64*
Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.65*
Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.66*
Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.67*
Employment Agreement between the Registrant and S. Scott Smith, dated as of March 2010, incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

10.68*
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

10.83*	Non-Employee Director Compensation Plan dated December 11, 2018.
10.84*
Iridium Communications Inc. 2018 Executive Performance Bonus Plan, incorporated herein by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 26, 2018.

10.85*
Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2017.

10.86*
Forms of Option Grant Notice and Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.87*
Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.88*
Forms of Non-Employee Director Option Grant Notice and Non-Employee Director Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

Exhibit No.	Document
10.89*
Forms of Non-Employee Director Restricted Stock Unit Award Grant Notice and Non-Employee Director Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.90*	UK Sub-Plan of the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.
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

IRIDIUM COMMUNICATIONS INC.

Date: February 28, 2019	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Matthew J. Desch	Chief Executive Officer and Director	February 28, 2019
Matthew J. Desch	(Principal Executive Officer)

/s/ Thomas J. Fitzpatrick	Chief Financial Officer, Chief Administrative Officer and Director	February 28, 2019
Thomas J. Fitzpatrick	(Principal Financial Officer)

/s/ Timothy P. Kapalka	Vice President and Corporate Controller, Iridium Satellite LLC	February 28, 2019
Timothy P. Kapalka	(Principal Accounting Officer)

/s/ Robert H. Niehaus	Director and Chairman of the Board	February 28, 2019
Robert H. Niehaus

/s/ Thomas C. Canfield	Director	February 28, 2019
Thomas C. Canfield

/s/ Jane L. Harman	Director	February 28, 2019
Jane L. Harman

/s/ Alvin B. Krongard	Director	February 28, 2019
Alvin B. Krongard

/s/ Eric T. Olson	Director	February 28, 2019
Eric T. Olson

/s/ Steven B. Pfeiffer	Director	February 28, 2019
Steven B. Pfeiffer

/s/ Parker W. Rush	Director	February 28, 2019
Parker W. Rush

/s/ Henrik O. Schliemann	Director	February 28, 2019
Henrik O. Schliemann

/s/ S. Scott Smith	Director	February 28, 2019
S. Scott Smith

/s/ Barry J. West	Director	February 28, 2019
Barry J. West