Form 10-Q
period 2019-03-31
Iridium Communications Inc.
filed 2019-04-23
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 18, 2019 was 113,241,666.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$275,659	$273,352
Accounts receivable, net	68,460	71,210
Inventory	35,179	27,538
Prepaid expenses and other current assets	17,590	18,284
Total current assets	396,888	390,384
Property and equipment, net	3,336,961	3,370,855
Restricted cash and cash equivalents	193,026	191,935
Intangible assets, net	48,114	48,540
Other assets	51,320	12,557
Total assets	$4,026,309	$4,014,271
Liabilities and stockholders' equity
Current liabilities:
Short-term credit facility	$225,000	$126,000
Accounts payable	17,564	12,869
Accrued expenses and other current liabilities	35,088	56,990
Interest payable	58,992	29,431
Deferred revenue	39,798	37,429
Total current liabilities	376,442	262,719
Long-term credit facility, net	1,385,585	1,478,739
Long-term senior unsecured notes, net	351,477	350,998
Deferred income tax liabilities, net	231,549	241,422
Deferred revenue, net of current portion	64,430	74,656
Other long-term liabilities	30,126	4,160
Total liabilities	2,439,609	2,412,694

Commitments and contingencies

Stockholders' equity:
Series B preferred stock, $0.0001 par value, 500 shares authorized and issued; and 497 shares outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 113,240 and 112,200 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	113	112
Additional paid-in capital	1,110,970	1,108,550
Retained earnings	483,688	501,712
Accumulated other comprehensive loss, net of tax	(8,072)	(8,797)
Total stockholders' equity	1,586,699	1,601,577
Total liabilities and stockholders' equity	$4,026,308	$4,014,271

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Services	$106,951	$89,742
Subscriber equipment	21,008	25,782
Engineering and support services	5,726	3,624
Total revenue	133,685	119,148

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	22,521	18,952
Cost of subscriber equipment	12,431	15,214
Research and development	3,611	4,583
Selling, general and administrative	23,841	22,495
Depreciation and amortization	72,914	38,465
Total operating expenses	135,318	99,709
Operating income (loss)	(1,633)	19,439

Other expense, net:
Interest expense, net	(25,804)	(4,165)
Other income (expense), net	(326)	37
Total other expense, net	(26,130)	(4,128)
Income (loss) before income taxes	(27,763)	15,311
Income tax benefit (expense)	9,739	(3,839)
Net income (loss)	(18,024)	11,472
Series A preferred stock dividends, declared and paid excluding cumulative dividends	—	1,750
Series B preferred stock dividends, declared and paid excluding cumulative dividends	—	2,109
Series B preferred stock dividends, undeclared	2,097	—
Net income (loss) attributable to common stockholders	$(20,121)	$7,613
Weighted average shares outstanding - basic	113,038	100,686
Weighted average shares outstanding - diluted	113,038	104,345
Net income (loss) attributable to common stockholders per share - basic	$(0.18)	$0.08
Net income (loss) attributable to common stockholders per share - diluted	$(0.18)	$0.07
Comprehensive income (loss):
Net income (loss)	$(18,024)	$11,472
Foreign currency translation adjustments, net of tax	726	92
Unrealized loss on marketable securities, net of tax	—	(13)
Comprehensive income (loss)	$(17,298)	$11,551

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Total stockholders' equity, beginning balances	$1,601,577	$1,596,469

Common stock:
Beginning balances	112	98
Stock options exercised and awards vested	1	2
Stock withheld to cover employee taxes	—	(1)
Preferred stock converted to common stock	—	11
Ending balances	113	110

Additional paid-in capital:
Beginning balances	1,108,550	1,081,373
Stock-based compensation	3,780	4,520
Stock options exercised and awards vested	2,126	769
Stock withheld to cover employee taxes	(3,486)	(1,405)
Ending balances	1,110,970	1,085,257

Retained earnings:
Beginning balances	501,712	518,794
Net income (loss)	(18,024)	11,472
Dividends on Series A preferred stock	—	(7,000)
Dividends on Series B preferred stock	—	(8,436)
Changes from adoption of ASC 606, net of tax	—	11,738
Ending balances	483,688	526,568

Accumulated other comprehensive loss, net of tax:
Beginning balances	(8,797)	(3,796)
Cumulative translation adjustments, net of tax	725	92
Unrealized loss on marketable securities, net of tax	—	(13)
Ending balances	(8,072)	(3,717)

Total stockholders' equity, ending balances	$1,586,699	$1,608,218

Dividends declared per share
Series A preferred stock	$—	$7.00
Series B preferred stock	$—	$16.85

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(18,024)	$11,472
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(9,873)	3,672
Depreciation and amortization	72,914	38,465
Loss on extinguishment of debt and Thales Alenia Space bills of exchange	—	3,981
Stock-based compensation (net of amounts capitalized)	3,327	4,286
Amortization of deferred financing fees	4,836	—
All other items, net	36	45
Changes in operating assets and liabilities:
Accounts receivable	2,627	(7,092)
Inventory	(7,649)	(276)
Prepaid expenses and other current assets	821	(1,410)
Other assets	671	(937)
Accounts payable	3,863	3,943
Accrued expenses and other current liabilities	3,412	(1,447)
Deferred revenue	(8,012)	3,569
Other long-term liabilities	(829)	6
Net cash provided by operating activities	48,120	58,277

Cash flows from investing activities:
Capital expenditures	(34,643)	(82,961)
Purchase of other investments	(10,000)	—
Purchases of marketable securities	—	(17,007)
Sales and maturities of marketable securities	—	8,723
Net cash used in investing activities	(44,643)	(91,245)

Cash flows from financing activities:
Borrowings under the senior unsecured notes	—	360,000
Extinguishment of the Thales Alenia Space bills of exchange	—	(59,936)
Payment of deferred financing fees	—	(19,445)
Proceeds from exercise of stock options	2,126	769
Tax payment upon settlement of stock awards	(3,486)	(1,405)
Payment of Series A preferred stock dividends	—	(7,000)
Payment of Series B preferred stock dividends	—	(8,427)
Net cash (used in) provided by financing activities	(1,360)	264,556

Effect of exchange rate changes on cash and cash equivalents	1,281	58
Net increase in cash and cash equivalents	3,398	231,646
Cash, cash equivalents, and restricted cash, beginning of period	465,287	388,257
Cash, cash equivalents, and restricted cash, end of period	$468,685	$619,903

See notes to unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2019	2018
Supplemental cash flow information:
Interest paid	$419	$787
Income taxes paid, net	$280	$253

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$2,642	$42,254
Interest capitalized but not paid	$6,084	$37,608
Capitalized amortization of deferred financing costs	$1,489	$6,549
Capitalized stock-based compensation	$452	$233

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
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10‑K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

2. Significant Accounting Policies

Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) using the required modified retrospective approach. ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. See discussion below under the caption “Leases” in this Note 2 and in Note 5 for more detail on the Company's accounting policy with respect to lease accounting.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Leases

Upon transition under ASU 2016-02, the Company elected the suite of practical expedients as a package applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases. For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as right-of-use (“ROU”) assets within other assets and ROU liabilities within accrued expenses and other liabilities and within other long-term liabilities on the Company’s condensed consolidated balance sheets.

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases, such as teleport network (“TPN”) facilities, the Company elected the practical expedient to combine lease and non-lease components as a single lease component.

Adoption of ASU 2016-02 had an impact of approximately $27.1 million and $30.1 million on the Company's assets and liabilities, respectively, and had no impact on cash provided by or used in operating, investing or financing activities on the Company's consolidated statements of cash flows.

3. Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. These investments, along with cash deposited in institutional money market funds and regular interest bearing and non-interest bearing depository accounts, are classified as cash and cash equivalents in the accompanying condensed consolidated balance sheets.

The following table summarizes the Company’s cash and cash equivalents:

	March 31, 2019	December 31, 2018	Recurring Fair Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$10,649	$20,879
Money market funds	265,010	252,473	Level 2
Total cash and cash equivalents	$275,659	$273,352

Restricted Cash and Cash Equivalents
The Company is required to maintain a minimum cash reserve within a debt service reserve account (“DSRA”) for debt service related to its credit facility with Bpifrance Assurance Export S.A.S. (“BPIAE”) (as amended to date, the “Credit Facility”) (see Note 6). As of March 31, 2019 and December 31, 2018, the Company’s restricted cash and cash equivalents balances, which included a minimum cash reserve for debt service and the interest earned on these amounts, were $193.0 million and $191.9 million, respectively.

4. Commitments and Contingencies

Commitments

Thales Alenia Space

In June 2010, the Company executed a primarily fixed-price full scale development contract (“FSD”) with Thales Alenia Space for the design and build of its new, next-generation satellite constellation. The total price under the FSD is $2.3 billion. As of March 31, 2019, the Company has paid substantially all of its obligations under the FSD and is expected to make final payments to Thales Alenia Space in the amount of approximately $29.5 million during the second quarter of 2019. Approximately $1.5 billion in aggregate payments made to Thales Alenia Space were financed from borrowings under the Credit Facility and were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets.

On March 9, 2018, the Company and Thales Alenia Space entered into an amendment to the FSD, pursuant to which the Company and Thales Alenia Space unwound prior changes that allowed for the deferral of certain milestone payments totaling $100.0 million through the issuance of bills of exchange. The March 2018 amendment to the FSD became effective on March 21, 2018 upon the Company's receipt of proceeds from a senior unsecured notes offering (see Note 6). The Company utilized a portion of the proceeds from the senior unsecured notes to prepay in full the $59.9 million of amounts due under outstanding bills of exchange, replenish the DSRA under the Credit Facility to $189.0 million, and to pay approximately $44.4 million in Thales Alenia Space milestones previously expected to be satisfied by the issuance of additional bills of exchange. In connection with the prepayment of the Thales Alenia Space bills of exchange, for the three months ended March 31, 2018, the Company recorded a $4.0 million loss on extinguishment of debt, included within interest expense, representing premiums paid and the write-off of unamortized debt issuance costs. The Company had no such loss on extinguishment of debt recorded for the three months ended March 31, 2019.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for its next-generation satellite constellation (as amended to date, the “SpaceX Agreement”). The total price under the SpaceX Agreement for seven launches of ten satellites each and a reflight option in the event of a launch failure was $448.9 million. All seven of these launches have been completed. In November 2016, the Company entered into an agreement for an eighth launch with SpaceX to launch five additional satellites and share the launch with GFZ German Research Centre for Geosciences (“GFZ”). This launch took place in May 2018. The total price under the SpaceX Agreement for the eighth launch was $61.9 million. GFZ paid the Company $29.8 million to include in the launch NASA’s two Gravity Recovery and Climate Experiment Follow-On satellites. As of March 31, 2019, the Company had made aggregate payments of $504.1 million to SpaceX, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets. The Company paid the final amounts due to SpaceX in April 2019.

In-Orbit Insurance

The Company was required, pursuant to its Credit Facility, to obtain insurance covering the launch and first 12 months of operation of its upgraded constellation. The launch and in-orbit insurance the Company obtained contains elements, consistent with the terms of the Credit Facility, of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of the Company's new satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss or require the payment of additional premiums and could harm the Company’s financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue. The total premium for the Company’s current launch and in-orbit insurance was $120.7 million, which was paid in full as of December 31, 2018.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

5. Leases

The Company has operating leases for land, office space, satellite network operations center (“SNOC”) facilities, system gateway facilities, a warehouse and a distribution center. The Company also has operations and maintenance (“O&M”) agreements that include leases associated with two TPN facilities. The Company's leases have remaining lease terms of 5 months to 11 years, some of which include options to extend the leases for up to 10 years and some include options to terminate the lease within 1 year. The Company’s weighted-average remaining lease term relating to its operating leases is 8.28 years, with a weighted-average discount rate of 6.67%.
The table below summarizes the Company’s lease-related assets and liabilities:

		March 31, 2019
Leases	Classification	(in thousands)
Operating lease assets
Noncurrent	Other assets	$28,908
Total leased assets		28,908

Operating lease liabilities
Current	Accrued expenses and other current liabilities	3,155
Noncurrent	Other long-term liabilities	28,788
Total lease liabilities		$31,943

The Company incurred lease expense of $1.2 million for each of the three months ended March 31, 2019 and 2018.
Future payment obligations with respect to the Company's operating leases, exclusive of $1.2 million paid during the three months ended March 31, 2019, which were existing at March 31, 2019, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
(in thousands)
2019	$3,837
2020	5,189
2021	5,321
2022	4,837
2023	4,808
Thereafter	17,723
Total lease payments	$41,715

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon (see Note 11) and Harris Corporation for space on the Company’s upgraded satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently expected to be approximately 12.5 years. Lease income related to these agreements was $5.5 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively, and is recorded within hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
Both Aireon and Harris have made payments for their hosting agreements and will continue to do so. Future income with respect to the Company's operating leases in which it is the lessor existing at March 31, 2019, exclusive of the $5.5 million recognized during the three months ended March 31, 2019, by year and in the aggregate, is as follows:

Year Ending December 31,	Amount
(in thousands)
2019	$16,084
2020	21,445
2021	21,445
2022	21,445
2023	21,445
Thereafter	141,797
Total lease income	$243,661

6. Debt

Credit Facility

In October 2010, the Company entered into its $1.8 billion Credit Facility with a syndicate of bank lenders, which was amended and restated on March 9, 2018, and further amended on December 21, 2018. As of March 31, 2019, the Company reported an aggregate total of $1,684.9 million in borrowings, including $74.3 million of deferred financing costs, for a net balance of $1,610.6 million in borrowings from the Credit Facility in the accompanying condensed consolidated balance sheet. Ninety-five percent of the Company's obligations under the Credit Facility are insured by BPIAE. Scheduled semi-annual principal repayments began on April 3, 2018, and are scheduled to be paid each March 30 and September 30. Interest is paid on the same date as the principal repayments.

As amended and restated, the Credit Facility (i) allowed the Company to issue $360.0 million in senior unsecured notes (the “Notes”), (ii) delayed a portion of the principal repayments scheduled under the Credit Facility for 2018, 2019 and 2020 into 2023 and 2024 pursuant to an amended repayment installment schedule, (iii) allows the Company access to up to $87.0 million from the DSRA in the future if its projected cash level falls below $75.0 million, and (iv) adjusted the Company’s financial covenants, including eliminating covenants that required the Company to receive cash flows from hosted payloads and adding a covenant that requires the Company to receive $200.0 million in hosting fees from Aireon, the Company's primary hosted payload customer, by December 2023. In the event that (a) the Company's cash balance exceeds $140.0 million after September 30, 2019 (subject to specified exceptions) or (b) the Company receives hosting fees from Aireon, the Company would be required pursuant to the Credit Facility to use 50% of such excess cash and up to $200.0 million of hosting fees to prepay the Credit Facility. Pursuant to this provision, the Company has used the $43.1 million in hosting fees received from Aireon to date to prepay the Credit Facility. In addition, if any of the Company's senior unsecured notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity thereof, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022. Lender fees incurred related to the amended and restated Credit Facility were $10.3 million, which were capitalized as deferred financing costs and are being amortized over the remaining term.

Under the terms of the Credit Facility, as of March 31, 2019, the Company is required to maintain a minimum cash reserve within the DSRA of $189.0 million, which is classified as restricted cash and cash equivalents on the accompanying condensed consolidated balance sheet. The Credit Facility is scheduled to mature in September 2024, subject to acceleration as described above. The Company was in compliance with all Credit Facility covenants as of March 31, 2019.

Senior Unsecured Notes

On March 21, 2018, the Company issued the Notes, which bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, beginning on October 15, 2018, and principal is repaid in full upon maturity. The proceeds of the Notes were used to prepay the outstanding Thales Alenia Space bills of exchange, including premiums paid, of approximately $59.9 million issued pursuant to the FSD, replenish the DSRA under the Credit Facility to $189.0 million, and to pay approximately $44.4 million in Thales Alenia Space milestones previously expected to be satisfied by the issuance of bills of exchange. The proceeds of the Notes also provided the Company with sufficient cash to meet its liquidity needs, including principal and interest payments under the Credit Facility. As of March 31, 2019, the Company reported an aggregate total of $360.0 million in borrowings under the Notes, including $8.5 million of deferred financing costs, for a net balance of $351.5 million in borrowings in the accompanying condensed consolidated balance sheet. As of March 31, 2019, based upon recent trading prices (Level 2 - market approach), the fair value of the Company's $360.0 million in borrowings under the Notes due in 2023 was $396.1 million. The Notes contain covenant requirements that apply to certain permitted financing actions, and are no more restrictive than the covenants in the Credit Facility. The Company was in compliance with all covenant requirements of the Notes as of March 31, 2019 and 2018.

Total Debt

Total interest incurred during the three months ended March 31, 2019 and 2018 was $36.4 million and $29.1 million, respectively. Interest incurred includes amortization of deferred financing fees of $6.4 million and $6.5 million for the three months ended March 31, 2019 and 2018, respectively. Interest capitalized during the three months ended March 31, 2019 and 2018 was $7.6 million and $28.0 million, respectively. Capitalized interest on the Credit Facility is dependent upon the average balance of satellites in construction which has decreased as satellites are placed in service.

7. Stock-Based Compensation

In May 2017, the Company’s stockholders approved the amendment and restatement of the Company's 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. The Company registered with the SEC an additional 5,199,239 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 28,402,248 shares registered. On March 31, 2019, the remaining aggregate number of shares of the Company's common stock available for future grants under the Amended 2015 plan was 6,816,778. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities as incentives and rewards for employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

Stock Option Awards

The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The stock option awards granted to employees generally (i) have a term of ten years, (ii) vest over four years with 25% vesting after the first year of service and the remainder vesting ratably on a quarterly basis thereafter, (iii) are contingent upon employment on the vesting date, and (iv) have an exercise price equal to the fair value of the underlying shares at the date of grant.

During the three months ended March 31, 2019 and 2018, the Company granted approximately 139,000 and 161,000 stock options, respectively, to its employees, with an estimated aggregate grant date fair value of $1.3 million and $0.8 million, respectively.

Restricted Stock Units

The RSUs granted to employees for service generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued employment. The Company’s RSUs are generally classified as equity awards because the RSUs will be paid in the Company's common stock upon vesting. The related compensation expense is recognized over the service period and is based on the grant date fair value of the Company's common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. The awards do not carry voting rights until they are vested and released in accordance with the terms of the award.

Service-Based RSUs

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, certain members of the Company's board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 76,000 and 110,000 service-based RSUs were granted to its directors as a result of these payments and elections during the three months ended March 31, 2019 and 2018, respectively, with an estimated grant date fair value of $1.4 million and $1.3 million, respectively.

During the three months ended March 31, 2019 and 2018, the Company granted approximately 629,000 and 900,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $14.6 million and $10.7 million, respectively.

In January 2019, the Company granted approximately 7,000 service-based RSUs to non-employee consultants. The RSUs are generally subject to service-based vesting. The RSUs will vest 50% in January 2020, and the remaining 50% will vest quarterly thereafter through January 2021. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the three months ended March 31, 2019 was $0.1 million. No RSUs were granted to non-employee consultants during the comparable period in 2018.

Performance-Based RSUs

In March 2019 and 2018, the Company granted approximately 125,000 and 474,000 annual incentive, performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $2.9 million and $5.6 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of pre-established performance goals over one year (fiscal year 2019 for the 2019 Bonus RSUs and fiscal year 2018 for the 2018 Bonus RSUs), and individual performance. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2019 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the 2019 Bonus RSUs will vest, subject to continued employment, in March 2020. Substantially all of the 2018 Bonus RSUs vested in March 2019 upon the determination of the level of achievement of the performance goals.

Additionally, in March 2019 and 2018, the Company granted approximately 96,000 and 134,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs was $2.2 million for the 2019 grants and $1.6 million for the 2018 grants. Vesting of the Executive RSUs is dependent upon the Company’s achievement of specified performance goals over two years (fiscal years 2019 and 2020 for the Executive RSUs granted in 2019 and fiscal years 2018 and 2019 for the Executive RSUs granted in 2018) and further subject to additional time-based vesting. Management believes it is probable that the Executive RSUs will vest at least in part. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the Executive RSUs will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive's continued service as of the vesting date.

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of March 31, 2019.

Series A Cumulative Perpetual Convertible Preferred Stock

In the fourth quarter of 2012, the Company issued 1.0 million shares of its 7.00% Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) in a private offering. During the three months ended March 31, 2018, the Company's daily volume-weighted average stock price remained at or above $12.26 per share for a period of 20 out of 30 trading days, thereby allowing for the conversion of the Series A Preferred Stock at the election of the Company. On March 20, 2018, the Company converted all outstanding shares of its Series A Preferred Stock into shares of common stock, resulting in the issuance of 10,599,974 shares of common stock. The Company declared and paid all current and cumulative dividends to holders of record of Series A Preferred Stock as of March 8, 2018. As such, the Company paid cash dividends of $7.0 million to the holders of the Series A Preferred Stock during the three months ended March 31, 2018. The Company no longer withholds undeclared dividends within this class of preferred stock, as all outstanding shares have been converted into common stock.

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

As of March 31, 2019, there were 497,000 shares of Series B Preferred Stock outstanding. Holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 6.75% per annum of the $250 liquidation preference per share (equivalent to an annual rate of $16.875 per share). Dividends are payable quarterly in arrears on each March 15, June 15, September 15 and December 15. The Series B Preferred Stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. The Series B Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon the Company’s voluntary or involuntary liquidation, dissolution or winding-up. Holders of Series B Preferred Stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in other specified circumstances. Holders of Series B Preferred Stock may convert some or all of their outstanding Series B Preferred Stock at an initial conversion rate of 33.456 shares of common stock per $250 liquidation preference, which is equivalent to an initial conversion price of approximately $7.47 per share of common stock (subject to adjustment in certain events).

In connection with the conversion of the Series A Preferred Stock described above, the Company declared and paid all current and cumulative dividends to holders of record of Series B Preferred Stock as of March 8, 2018. The Company paid cash dividends of zero and $8.4 million to holders of the Series B Preferred Stock during the three months ended March 31, 2019 and 2018, respectively. In compliance with the Credit Facility, subsequent to the $8.4 million dividend payment in March 2018, the Company began the planned suspension of dividends to holders of the Series B Preferred Stock for five quarters, beginning with the dividend payment that otherwise would have been payable on June 15, 2018.

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

9. Revenue

The following table summarizes the Company’s services revenue:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Commercial voice and data services	$48,595	$43,730
Commercial IoT data services	22,491	19,783
Hosted payload and other data services	13,865	4,229
Government services	22,000	22,000
Total services	$106,951	$89,742

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Commercial	$225	$81
Government	5,501	3,543
Total	$5,726	$3,624

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $14.5 million and $6.4 million for the three months ended March 31, 2019 and 2018. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated prepaid usage period. The contract assets not separately disclosed are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Contract Assets:
Commissions	$938	$1,010
Other contract costs	$3,740	$3,631

The primary impact of adopting the new revenue recognition standard as of January 1, 2018 related to the Company’s prepaid service revenue and associated breakage. Under the new standard, the Company now estimates the expected revenue that will expire unused on an ongoing basis and recognizes this revenue in a manner consistent with the usage period. Upon adoption, the contract liability (deferred revenue associated with prepaid service revenue) was reduced by approximately $15.7 million as a result of the change to include a breakage estimate over the usage period.

10. Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into account the effect of potential dilutive common shares when the effect is dilutive. The effect of potential dilutive common shares, including common stock issuable upon exercise of outstanding stock options, is computed using the treasury stock method. The effect of potential dilutive common shares from the conversion of outstanding convertible preferred securities is computed using the as-if converted method at the stated conversion rate. As noted above, the Series A Preferred Stock was converted into shares of common stock on March 20, 2018. The RSUs granted to members of the Company’s board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. As a result, the calculation of basic and diluted net income (loss) per share excludes net income attributable to the unvested RSUs granted to the Company’s board of directors from the numerator and excludes the impact of the unvested RSUs granted to the Company’s board of directors from the denominator.

The computations of basic and diluted net income (loss) per share are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(20,121)	$7,613
Net income allocated to participating securities	—	(8)
Numerator for basic net income (loss) per share	(20,121)	7,605
Numerator for diluted net income (loss) per share	(20,121)	7,605

Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding common shares	113,038	100,686
Dilutive effect of stock options	—	2,172
Dilutive effect of contingently issuable shares	—	1,487
Denominator for diluted net income (loss) per share	113,038	104,345
Net income (loss) per share attributable to common stockholders - basic	$(0.18)	$0.08
Net income (loss) per share attributable to common stockholders - diluted	$(0.18)	$0.07

Due to the Company’s net loss for the three months ended March 31, 2019, all potential common stock equivalents were anti-dilutive. For the three months ended March 31, 2019, 0.3 million unvested performance-based RSUs were not included in the computation of basic and diluted net loss per share as certain performance criteria had not been satisfied, and options to purchase 0.3 million shares of common stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive. For the three months ended March 31, 2019, 16.6 million as-if converted shares of the Series B Preferred Stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive.

For the three months ended March 31, 2018, options to purchase 0.3 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.3 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria had not been satisfied. For the three months ended March 31, 2018, 9.2 million and 16.7 million as-if converted shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not included in the computation of diluted net income per share, as the effect would be anti-dilutive.

For the three months ended March 31, 2019, $2.1 million unpaid dividends to holders of the Series B Preferred Stock were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net loss attributable to common stockholders. For the three months ended March 31, 2018, there were no cumulative unpaid dividends to holders of the Series A Preferred Stock or the Series B Preferred Stock as all dividends were declared and released.

11. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company's satellite constellation hosts the AireonSM system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as data service fees for the delivery of the air traffic surveillance data. Pursuant to agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers and additional power fees of approximately $2.8 million per year (the “Hosting Agreement”), as well as data services fees of up to approximately $19.8 million per year for the delivery of the air traffic surveillance data (the “Data Services Agreement”). The Aireon ADS-B receivers were activated on an individual basis as the satellite on which the receiver is hosted began carrying traffic. Pursuant to ASU 2016-02, the Company considers the agreement with Aireon related to the hosting as an operating lease. The Company had previously determined there was not sufficient support that Aireon would be able to make the payments due under the Hosting Agreement. Beginning in the second quarter of 2018, the Company began receiving payments due under the Hosting Agreement, and recognizing the related revenue. For the three months ended March 31, 2019, the Company recorded $3.9 million related to this agreement.

In December 2018, in connection with Aireon's entry into a debt facility, we and the other Aireon investors contributed our interests in Aireon into a new holding company, Aireon Holdings LLC, and entered into an Amended and Restated Aireon Holdings LLC Agreement. Aireon Holdings holds 100% of the membership interests in Aireon, which remains the operating entity. At March 31, 2019, the Company had a fully diluted ownership stake in Aireon Holdings of approximately 35.7%, subject to certain redemption provisions contained in the Amended and Restated Limited Liability Company Agreement (the “Aireon Holdings LLC Agreement”).

Under the Data Services Agreement, Aireon pays the Company monthly data service payments on a per satellite basis. The Company recorded data service revenue from Aireon of $3.1 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

Under two services agreements, the Company also provides administrative services and support services, including services relating to Aireon's hosted payload operations center to Aireon, which are paid monthly. Aireon receivables due to the Company under all agreements totaled $1.4 million and $1.0 million at March 31, 2019 and December 31, 2018, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 28, 2019 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 28, 2019 could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 110 service providers, approximately 240 value-added resellers, or VARs, and approximately 90 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business.
At March 31, 2019, we had approximately 1,151,000 billable subscribers worldwide, representing an increase of 16% from approximately 996,000 billable subscribers at March 31, 2018. We have a diverse customer base, with end users in the following lines of business: land mobile, maritime, aviation, Internet of Things, or IoT, hosted payloads and other data services and U.S. government.
We recognize revenue from both the provision of services and the sale of equipment. Over the past several years, an increasing proportion of our revenue has been derived from service revenue, including revenue from hosting and data services, and we expect that trend to continue.

We recently completed the Iridium NEXT program, which replaced our first-generation constellation of satellites with upgraded satellites that support new services and higher data speeds for new products, at a cost of approximately $3 billion. We deployed a total of 75 new satellites on eight Falcon 9 rockets launched by SpaceX, with 66 operational satellites, as well as in-orbit and ground spares, maintaining the same interlinked mesh architecture of our first-generation constellation.

Our new constellation also hosts the AireonSM system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the upgraded satellites. We formed Aireon LLC in 2011, with subsequent investments from the air navigation service providers, or ANSPs, of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to provide the service to our co-investors in Aireon and other ANSPs. Aireon is also offering the service to other customers worldwide, including the U.S. Federal Aviation Administration, or FAA. Last year, the FAA announced that it will run operational trials of the Aireon system beginning in

2020. Aireon has contracted to pay us a fee to host the ADS-B receivers on our constellation, and made initial payments for a portion of its hosting fees to us in the amount of $43.1 million during 2018. Aireon also pays us data service fees for the delivery of the air traffic surveillance data over the upgraded constellation on a per satellite basis, which will have one further increase one Aireon meets a customer milestone, which we expect in the second half of this year. In addition, we have entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, pursuant to which Harris pays us fees for the remaining hosted payload capacity which it has sold to its customers; Harris also pays us data service fees on behalf of these customers.

Recent Developments
U.S. Government Contracts
We provide maintenance services for the U.S. Department of Defense, or DoD, gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by the Air Force Space Command, or AFSPC. In September 2013, we entered into a GMSS contract. All options to extend the term were exercised and the contract expired at the end of March 2019. Prior to its expiration, we entered into a new GMSS contract. This new agreement is structured similar to the previous agreement and provides for a six-month base term and up to four additional one-year options exercisable at the election of the U.S. government. If the U.S. government elects to exercise all available one-year options, the total value of the contract to us will be approximately $54.1 million. Pursuant to federal acquisition regulations, the U.S. government may terminate the GMSS contract, in whole or in part, at any time.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract also managed by AFSPC. The EMSS contract, entered into in October 2013, provided for a five-year term. In October 2018, the U.S. government exercised its right under federal acquisition regulations to extend the contract for an additional six months, through April 21, 2019. On April 19, 2019, we executed an amendment to the EMSS contract to extend it for an additional one-month to continue to provide services to the U.S. government while we finalize the terms of a new EMSS contract. We expect the new agreement will be a five-year contract with revenues in all years greater than the final year of the existing EMSS contract. The fixed-price rate for the one-month bridge period is $8.3 million. Under the terms of the bridge agreement, authorized customers will continue to utilize our airtime services, provided through the DoD’s dedicated gateway, for an unlimited number of DoD and other federal subscribers. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies. Pursuant to federal acquisition regulations, the U.S. government may terminate the EMSS bridge contract, in whole or in part, at any time.
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

Comparison of Our Results of Operations for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	% of Total Revenue	2018	% of Total Revenue	Change
($ in thousands)					Dollars	Percent
Revenue:
Services	$106,951	80%	$89,742	75%	$17,209	19%
Subscriber equipment	21,008	16%	25,782	22%	(4,774)	(19)%
Engineering and support services	5,726	4%	3,624	3%	2,102	58%
Total revenue	133,685	100%	119,148	100%	14,537	12%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	22,521	17%	18,952	16%	3,569	19%
Cost of subscriber equipment	12,431	9%	15,214	13%	(2,783)	(18)%
Research and development	3,611	3%	4,583	4%	(972)	(21)%
Selling, general and administrative	23,841	18%	22,495	19%	1,346	6%
Depreciation and amortization	72,914	54%	38,465	32%	34,449	90%
Total operating expenses	135,318	101%	99,709	84%	35,609	36%
Operating income (loss)	(1,633)	(1)%	19,439	16%	(21,072)	(108)%

Other expense:
Interest expense, net	(25,804)	(20)%	(4,165)	(3)%	(21,639)	520%
Other income (expense), net	(326)	—%	37	—%	(363)	(981)%
Total other expense, net	(26,130)	(20)%	(4,128)	(3)%	(22,002)	533%
Income (loss) before income taxes	(27,763)	(21)%	15,311	13%	(43,074)	(281)%
Income tax benefit (expense)	9,739	7%	(3,839)	(3)%	13,578	(354)%
Net income (loss)	$(18,024)	(13)%	$11,472	10%	$(29,496)	(257)%

Revenue
Commercial Service Revenue

	Three Months Ended March 31,
	2019			2018			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$48.6	358	$45	$43.7	354	$41	$4.9	4	$4
Commercial IoT data	22.5	678	11.32	19.8	538	12.59	2.7	140	(1.27)
Hosted payload and other data services	13.9	N/A		4.2	N/A		9.7	N/A
Total Commercial	$85.0	1,036		$67.7	892		$17.3	144

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

For the three months ended March 31, 2019, total commercial service revenue increased $17.3 million, or 26%, primarily due to the increase in hosted payload and other data service revenue of $9.7 million, or 231%. This increase was primarily due to revenue recognition from hosting services related to Aireon and Harris and increased data services due to an increase in the number of upgraded satellites in service. We recognized additional hosting data service revenue of $2.3 million related to the usage and estimated breakage of prepaid data services on our hosted payloads. In addition, commercial voice and data revenue increased by $4.9 million, or 11%, from the prior year period principally due to an increase in average revenue per unit resulting from certain price increases in access fees, roaming and growth in Iridium OpenPort® subscribers. Commercial IoT data revenue increased by $2.7 million, or 14%, from the prior year period primarily due to a 26% increase in commercial IoT data billable subscribers with an increased mix of personal location products, partially offset by a decline in related ARPU.
We anticipate continued growth in billable commercial subscribers throughout 2019.
Government Service Revenue

	Three Months Ended March 31,
	2019		2018		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$22.0	115	$22.0	104	$—	11

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to an extension of the five-year EMSS contract executed in October 2013 and managed by AFSPC. In October 2018, the U.S. government exercised its right under the federal acquisition regulations to extend the contract for an additional six months, through April 21, 2019. Under the terms of this agreement, authorized customers utilize certain Iridium airtime services provided through the U.S. Department of Defense’s, or DoD’s, dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast, and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers. The fee is not based on subscribers or usage, allowing an unlimited number of users access to such existing services. On April 19, 2019, we executed an amendment to the EMSS contract to extend it for an additional one-month to continue to provide services to the U.S. government while we finalize the terms of a new EMSS contract. We expect the new agreement will be a five-year contract with revenues in all years greater than the final year of the existing EMSS contract. The fixed-price rate for the one-month bridge period is $8.3 million.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $4.8 million, or 19%, for the three months ended March 31, 2019 compared to the prior year period, primarily due to a decrease in volume of handset sales and Iridium Pilot® unit sales. Handset volumes in 2018 were abnormally strong.
Engineering and Support Service Revenue

	Three Months Ended March 31,
	2019	2018	Change
	(Revenue in millions)
Commercial	$0.2	$0.1	$0.1
Government	5.5	3.5	2.0
Total	$5.7	$3.6	$2.1
Engineering and support service revenue increased for the three months ended March 31, 2019 compared to the prior year period primarily as a result of an increase in the volume of contracted work for government agencies.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $3.6 million, or 19%, for the three months ended March 31, 2019 from the prior year period, primarily as a result of increased volume of contracted engineering and support services, network operations and engineering costs associated with a greater number of upgraded satellites in service during the current period and higher levels of activity directed towards operating the completed system.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $2.8 million, or 18%, for the three months ended March 31, 2019 compared to the prior year period primarily due to decreased subscriber equipment revenue primarily from decreased volume of handset sales and Iridium Pilot unit sales.
Research and Development
Research and development expenses decreased by $1.0 million, or 21%, for the three months ended March 31, 2019 compared to the prior year period due to decreased spend on devices for our new, upgraded network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $1.3 million, or 6%, for the three months ended March 31, 2019 compared to the prior year period, primarily due to an increase in professional fees, including an increase in stock appreciation rights expense resulting from an increase in the share price of our common stock and an increase in employee-related expenses.
Depreciation and Amortization
Depreciation and amortization expense increased by $34.4 million, or 90%, for the three months ended March 31, 2019 compared to the prior year period, primarily due to the increased number of new satellites in service during the first three months of 2019 as we completed the replacement of our first-generation satellites.
Other Expense
Interest Income (Expense), Net
Interest expense, net increased $21.6 million for the three months ended March 31, 2019 compared to the prior year period. The increase in interest expense is primarily related to a decrease in the credit facility interest being capitalized as the average balance of satellites in construction has decreased as additional satellites are launched and placed into orbit.

Income Tax Benefit (Expense)
For the three months ended March 31, 2019, our income tax benefit was $9.7 million, compared to income tax expense of $3.8 million for the prior year period. The decrease in income tax expense is primarily related to a decrease in net income before income taxes, compared to the prior year.
Net Income (Loss)
Net loss was $18.0 million for the three months ended March 31, 2019, compared to net income of $11.5 million for the prior year period, primarily resulting from the $34.4 million increase in depreciation and amortization expense and the $21.6 million increase in interest expense, net, as described above, partially offset by the $14.5 million increase in total revenues and the $13.6 million decrease in income tax expense as described above.

Liquidity and Capital Resources

As of March 31, 2019, our total cash and cash equivalents balance was $275.7 million. Our principal sources of liquidity are cash and cash equivalents, as well as internally generated cash flows. Our principal liquidity requirements over the next twelve months are primarily principal and interest on the Credit Facility, interest on the senior unsecured Notes and dividends on our Series B Preferred Stock.

The aggregate costs associated with the design, build and launch of the upgraded constellation and related infrastructure upgrades through the second quarter of 2019 are estimated to be approximately $3 billion. We have paid for these costs using the substantial majority of our $1.8 billion Credit Facility, which was fully drawn as of February 2017, together with cash and cash equivalents on hand and internally generated cash flows. As of March 31, 2019, we expect our remaining costs relating to the completion of our upgraded constellation to be less than $60.0 million.

In March 2018, we issued $360.0 million aggregate principal amount of Notes, before $9.0 million of deferred financing costs, for net proceeds of $351.0 million from the Notes. The Notes bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, and outstanding principal amounts will be due in full upon maturity. The proceeds of the Notes were used to prepay amounts due to Thales Alenia Space, to replenish the debt service reserve account, or DSRA, under the Credit Facility and to pay Thales Alenia Space milestones previously expected to be satisfied by the issuance of additional bills of exchange. The proceeds of the Notes also provide us with additional cash to make principal and interest payments under our Credit Facility and interest payments on the Notes. We were in compliance with all covenants under the Notes as of March 31, 2019.

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

In March 2018, we converted all outstanding shares of our Series A Preferred Stock into shares of common stock, resulting in the issuance of approximately 10.6 million shares of common stock. In order to convert the Series A Preferred Stock, we declared and paid all current and cumulative dividends on our Series A Preferred Stock and Series B Preferred Stock in the amounts of $7.0 million and $8.4 million, respectively. In compliance with the Credit Facility, subsequent to the dividend payment, we began the planned suspension of dividends to holders of the Series B Preferred Stock for five quarters, beginning with the June 2018 dividend payment. The terms of our Series B Preferred Stock provide that, beginning in May 2019, we may cause the conversion of the outstanding shares of our Series B Preferred Stock into common stock, subject to specified conditions, including (i) a daily volume-weighted average stock price of at least $11.21 per share over a period of 20 trading days in a 30-day period and (ii) the payment of cumulative dividends. Based on the current market price of our common stock, we expect to be able to cause the conversion of the Series B Preferred Stock prior to the completion of the five-quarter deferral period. However, prior to any such conversion, we will be required to declare and pay all dividends in arrears on the Series B Preferred Stock.

As of March 31, 2019, we reported $1,684.9 million in borrowings under the Credit Facility in our condensed consolidated balance sheet, net of $74.3 million of deferred financing costs, for an aggregate balance of $1,610.6 million under the Credit Facility. Pursuant to the Credit Facility, we maintain the DSRA. As of March 31, 2019, the DSRA balance was $193.0 million, which is classified as restricted cash and cash equivalents in our condensed consolidated balance sheet. This amount includes a minimum cash reserve for debt service related to the Credit Facility as well as the interest earned on these amounts. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

•	an available cash balance of at least $25 million;

•
a debt-to-equity ratio, which is calculated as the ratio of total net debt to the aggregate of total net debt and total stockholders’ equity, of no more than 0.7 to 1, measured each June 30 and December 31;

•	specified maximum levels of annual capital expenditures (excluding expenditures on the Iridium NEXT program) through the year ending December 31, 2024;

•
a debt service coverage ratio, measured during the repayment period, of not less than 1.5 to 1, measured each June 30 and December 31 through the year ending December 31, 2020, not less than 1.25 to 1 for June 30 and December 31, 2021, and not less than 1.5 to 1, for each June 30 and December 31 thereafter through 2024;

•
specified maximum leverage levels during the repayment period that decline from a ratio of 7.64 to 1 for the twelve months ending June 30, 2019 to a ratio of 2.00 to 1 for the twelve months ending December 31, 2024; and

•	a requirement that we receive at least $200.0 million in hosting fees from Aireon by December 31, 2023.

Our available cash balance, as defined by the Credit Facility, was $275.7 million as of March 31, 2019. Our debt-to-equity ratio was 0.53 to 1 as of December 31, 2018, the last point at which it was required to be measured. Our debt service coverage ratio was 3.4 as of December 31, 2018, the last point at which it was required to be measured, and our leverage was 5.9 to 1 for the twelve months ending December 31, 2018, the last point at which it was required to be measured. We were also in compliance with the annual capital expenditures covenant as of December 31, 2018, the last point at which it was required to be measured.

The covenant regarding capital expenditures is calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of December 31, 2018, the last point at which it was measured, we had an available cure amount of $62.5 million, although it was not necessary for us to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

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

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Cash provided by operating activities	$48,120	$58,277	$(10,157)
Cash used in investing activities	$(44,643)	$(91,245)	$46,602
Cash (used in) provided by financing activities	$(1,360)	$264,556	$(265,916)
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2019 decreased by $10.2 million from the prior year period principally due to the decrease in net income and to an increase in working capital related to the timing of working capital requirements.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2019 decreased by $46.6 million compared to the prior year period primarily due to a decrease in capital expenditures as we finish making payments for the construction of our upgraded constellation.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2019 decreased by $265.9 million from the prior year period primarily due to the issuance of the Notes in March 2018, which was offset by related transactions in the prior period, including deferred financing fees, extinguishment of the Thales Alenia Space bills of exchange and the payment of cumulative preferred dividends. See Note 6 to our condensed consolidated financial statements included in this report for further discussion of our indebtedness.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of property and equipment, long-lived assets and other intangible assets, deferred financing costs, income taxes, stock-based compensation, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
We have outstanding an aggregate of $1,684.9 million under the Credit Facility as of March 31, 2019. A portion of the draws we made under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. A one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the three months ended March 31, 2019.
The interest rate under the Notes is fixed, and as a result we are not exposed to fluctuations in interest rates with respect to our obligations under the Notes.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. At times we maintain cash and cash equivalent deposit balances in excess of Federal Deposit Insurance Corporation limits, and we may have marketable securities balances in excess of Securities Investment Protection Corporation limits. However, we maintain our cash, cash equivalents and marketable securities with financial institutions with high credit ratings. The majority of our cash is invested into funds that invest in or are collateralized by U.S. government-backed securities. We invest in marketable securities consisting of U.S. treasury notes, fixed income debt instruments and commercial paper debt instruments with fixed interest rates and maturity dates within one year of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2018. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019.

There have been no material changes from the risk factors described in the annual report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description

10.1††	Amendment No. 34 to the Full Scale System Development Contact No. IS-10-021 between Iridium Satellite LLC and Thales Alenia Space France for the Iridium NEXT System, dated March 1, 2019.
10.2*	Iridium Communications Inc. 2019 Performance Bonus Plan.
10.3*	Amended and Restated Performance Share Program established under the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan.
10.4*	Transition Agreement between the Registrant and S. Scott Smith, dated as of March 15, 2019.
10.5*	Executive Employment Agreement between the Registrant and Suzanne E. McBride, dated as of February 11, 2019.
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on April 23, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i)   Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018;
(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018;
(iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2019 and 2018;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and
(iv) Notes to Condensed Consolidated Financial Statements.

††	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Company if publicly disclosed.
*	Denotes compensatory plan, contract or arrangement.
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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: April 23, 2019