Form 10-Q
period 2019-06-30
Iridium Communications Inc.
filed 2019-07-23
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33963

Iridium Communications Inc.
(Exact name of registrant as specified in its charter)

DE		26-1344998
(State of incorporation)		(I.R.S. Employer Identification No.)

1750 Tysons Boulevard, Suite 1400
McLean,	VA	22102
(Address of principal executive offices)		(Zip code)
703-287-7400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	IRDM	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 18, 2019 was 130,821,482.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$175,846	$273,352
Accounts receivable, net	91,628	71,210
Inventory	37,256	27,538
Prepaid expenses and other current assets	16,011	18,284
Total current assets	320,741	390,384
Property and equipment, net	3,303,700	3,370,855
Restricted cash and cash equivalents	194,129	191,935
Intangible assets, net	47,748	48,540
Other assets	50,739	12,557
Total assets	$3,917,057	$4,014,271
Liabilities and stockholders' equity
Current liabilities:
Short-term credit facility	$171,000	$126,000
Accounts payable	12,492	12,869
Accrued expenses and other current liabilities	33,717	56,990
Interest payable	28,130	29,431
Deferred revenue	39,556	37,429
Total current liabilities	284,895	262,719
Long-term credit facility, net	1,390,848	1,478,739
Long-term senior unsecured notes, net	351,966	350,998
Deferred income tax liabilities, net	223,681	241,422
Deferred revenue, net of current portion	63,380	74,656
Other long-term liabilities	29,336	4,160
Total liabilities	2,344,106	2,412,694

Commitments and contingencies

Stockholders' equity:
Series B preferred stock, $0.0001 par value, 500 shares authorized; zero and 497 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 130,820 and 112,200 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	131	112
Additional paid-in capital	1,121,613	1,108,550
Retained earnings	457,838	501,712
Accumulated other comprehensive loss, net of tax	(6,631)	(8,797)
Total stockholders' equity	1,572,951	1,601,577
Total liabilities and stockholders' equity	$3,917,057	$4,014,271

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Services	$110,797	$103,966	$217,748	$193,708
Subscriber equipment	23,420	25,865	44,428	51,647
Engineering and support services	8,883	5,100	14,609	8,724
Total revenue	143,100	134,931	276,785	254,079

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	25,607	22,644	48,128	41,596
Cost of subscriber equipment	13,370	15,619	25,801	30,833
Research and development	4,285	5,566	7,896	10,149
Selling, general and administrative	20,969	24,266	44,810	46,761
Depreciation and amortization	75,128	50,491	148,042	88,956
Total operating expenses	139,359	118,586	274,677	218,295
Operating income	3,741	16,345	2,108	35,784

Other expense, net:
Interest expense, net	(28,986)	(12,985)	(54,790)	(17,150)
Other income (expense), net	(626)	65	(952)	102
Total other expense, net	(29,612)	(12,920)	(55,742)	(17,048)
Income (loss) before income taxes	(25,871)	3,425	(53,634)	18,736
Income tax benefit (expense)	7,765	(7,843)	17,504	(11,682)
Net income (loss)	(18,106)	(4,418)	(36,130)	7,054
Series A preferred stock dividends, declared and paid excluding cumulative dividends	—	—	—	1,750
Series B preferred stock dividends, declared and paid excluding cumulative dividends	2,097	—	4,194	2,109
Series B preferred stock dividends, undeclared	—	2,109	—	2,109
Net income (loss) attributable to common stockholders	$(20,203)	$(6,527)	$(40,324)	$1,086
Weighted average shares outstanding - basic	123,315	111,111	118,282	105,927
Weighted average shares outstanding - diluted	123,315	111,111	118,282	109,405
Net income (loss) attributable to common stockholders per share - basic	$(0.16)	$(0.06)	$(0.34)	$0.01
Net income (loss) attributable to common stockholders per share - diluted	$(0.16)	$(0.06)	$(0.34)	$0.01
Comprehensive income (loss):
Net income (loss)	$(18,106)	$(4,418)	$(36,130)	$7,054
Foreign currency translation adjustments, net of tax	1,440	(3,003)	2,166	(2,911)
Unrealized gain on marketable securities, net of tax	—	55	—	42
Comprehensive income (loss)	$(16,666)	$(7,366)	$(33,964)	$4,185

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Total stockholders' equity, beginning balances	$1,601,577	$1,596,469

Common stock:
Beginning balances	112	98
Stock options exercised and awards vested	2	2
Preferred stock converted to common stock	17	11
Ending balances	131	111

Additional paid-in capital:
Beginning balances	1,108,550	1,081,373
Stock-based compensation	8,136	8,272
Stock options exercised and awards vested	8,786	2,994
Stock withheld to cover employee taxes	(3,842)	(1,512)
Preferred stock converted to common stock	(17)	(11)
Ending balances	1,121,613	1,091,116

Retained earnings:
Beginning balances	501,712	518,794
Net income (loss)	(36,130)	7,054
Dividends on Series A preferred stock	—	(6,999)
Dividends on Series B preferred stock	(7,744)	(8,437)
Changes from adoption of ASC 606, net of tax	—	11,738
Ending balances	457,838	522,150

Accumulated other comprehensive loss, net of tax:
Beginning balances	(8,797)	(3,796)
Cumulative translation adjustments, net of tax	2,166	(2,910)
Unrealized loss on marketable securities, net of tax	—	42
Ending balances	(6,631)	(6,664)

Total stockholders' equity, ending balances	$1,572,951	$1,606,713

Dividends declared per share
Series A preferred stock	$—	$7.00
Series B preferred stock	$16.88	$16.88

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(36,130)	$7,054
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(17,741)	10,927
Depreciation and amortization	148,042	88,956
Loss on extinguishment of debt and Thales Alenia Space bills of exchange	—	3,981
Stock-based compensation (net of amounts capitalized)	7,390	7,130
Amortization of deferred financing fees	10,029	2,316
All other items, net	166	(145)
Changes in operating assets and liabilities:
Accounts receivable	(20,403)	(8,718)
Inventory	(9,708)	(186)
Prepaid expenses and other current assets	2,606	(810)
Other assets	1,518	(615)
Accounts payable	1,404	1,869
Accrued expenses and other current liabilities	(11,871)	18,323
Deferred revenue	(9,572)	10,414
Other long-term liabilities	(1,642)	592
Net cash provided by operating activities	64,088	141,088

Cash flows from investing activities:
Capital expenditures	(92,581)	(215,031)
Purchase of other investments	(10,000)	—
Purchases of marketable securities	—	(201,293)
Sales and maturities of marketable securities	—	13,266
Net cash used in investing activities	(102,581)	(403,058)

Cash flows from financing activities:
Payments on the Credit Facility	(54,000)	(26,131)
Borrowings under the senior unsecured notes	—	360,000
Extinguishment of the Thales Alenia Space bills of exchange	—	(59,936)
Payment of deferred financing fees	—	(20,440)
Proceeds from exercise of stock options	8,788	2,996
Tax payment upon settlement of stock awards	(3,842)	(1,512)
Payment of Series A preferred stock dividends	—	(7,000)
Payment of Series B preferred stock dividends	(8,387)	(8,427)
Net cash (used in) provided by financing activities	(57,441)	239,550

Effect of exchange rate changes on cash and cash equivalents	622	65
Net decrease in cash and cash equivalents	(95,312)	(22,355)
Cash, cash equivalents, and restricted cash, beginning of period	465,287	388,257
Cash, cash equivalents, and restricted cash, end of period	$369,975	$365,902

See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow information:
Interest paid	$60,610	$37,529
Income taxes paid, net	$590	$501

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$1,871	$20,574
Interest capitalized but not paid	$2,922	$17,138
Capitalized amortization of deferred financing costs	$2,048	$10,983
Capitalized stock-based compensation	$745	$1,131
Cost basis investment for settlement of accounts receivable	$—	$1,761

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

Fair Value Measurements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable and accrued expenses and other current liabilities. Fair value is the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value.

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

Adoption of ASU 2016-02 on January 1, 2019 had an impact of approximately $27.1 million and $30.1 million on the Company's opening assets and liabilities, respectively.

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

The following table summarizes the Company’s cash and cash equivalents:

	June 30, 2019	December 31, 2018	Recurring Fair Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$13,246	$20,879
Money market funds	162,600	252,473	Level 2
Total cash and cash equivalents	$175,846	$273,352

Restricted Cash and Cash Equivalents
The Company is required to maintain a minimum cash reserve within a debt service reserve account (“DSRA”) for debt service related to its credit facility with Bpifrance Assurance Export S.A.S. (“BPIAE”) (as amended to date, the “Credit Facility”) (see Note 6). As of June 30, 2019, and December 31, 2018, the Company’s restricted cash and cash equivalents balances, which included a minimum cash reserve for debt service and the interest earned on these amounts, were $194.1 million and $191.9 million, respectively.

4. Commitments and Contingencies

Commitments

Thales Alenia Space

In June 2010, the Company executed a primarily fixed-price full scale development contract (“FSD”) with Thales Alenia Space for the design and build of its new, next-generation satellite constellation. The total price under the FSD was $2.3 billion, all of which has been paid as of June 30, 2019. These costs were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets. Approximately $1.5 billion in aggregate payments made to Thales Alenia Space were financed from borrowings under the Credit Facility.

SpaceX

In March 2010, the Company entered into an agreement with Space Exploration Technologies Corp. (“SpaceX”) to secure SpaceX as the primary launch services provider for its upgraded satellite constellation (as amended to date, the “SpaceX Agreement”). To complete the upgraded constellation, the Company launched a total of 75 satellites into low earth orbit using eight Falcon 9 rockets. The total price for the launches under the SpaceX Agreement was $510.8 million, all of which has been paid by the Company as of June 30, 2019. These costs were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets. The Company shared one launch with GFZ German Research Centre for Geosciences and received $29.8 million as a result.

In-Orbit Insurance

The Company was required, pursuant to its Credit Facility, to obtain insurance covering the launch and first 12 months of operation of its upgraded constellation. The launch and in-orbit insurance the Company obtained contains elements, consistent with the terms of the Credit Facility, of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. As a result, a failure of one or more of the Company's new satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss or require the payment of additional premiums and could harm the Company’s financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue. The total premium for the Company’s launch and in-orbit insurance was $120.7 million, which was paid in full as of December 31, 2018. A portion of these insurance premium payments was capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

5. Leases

The Company has operating leases for land, office space, satellite network operations center (“SNOC”) facilities, system gateway facilities, a warehouse and a distribution center. The Company also has operations and maintenance (“O&M”) agreements that include leases associated with two TPN facilities. Some of Company's leases include options to extend the leases for up to 10 years and some include options to terminate the lease within 1 year. The Company’s weighted-average remaining lease term relating to its operating leases is 7.3 years, with a weighted-average discount rate of 6.7%.

The table below summarizes the Company’s lease-related assets and liabilities:

		June 30, 2019
Leases	Classification	(in thousands)
Operating lease assets
Noncurrent	Other assets	$28,177
Total lease assets		28,177

Operating lease liabilities
Current	Accrued expenses and other current liabilities	3,221
Noncurrent	Other long-term liabilities	27,998
Total lease liabilities		$31,219

The Company incurred lease expense of $1.2 million for the three months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company incurred lease expense of and $2.5 million and $2.4 million, respectively.
Future payment obligations with respect to the Company's operating leases in which it is the lessee existing at June 30, 2019, exclusive of $2.5 million paid during the six months ended June 30, 2019, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
(in thousands)
2019	$2,559
2020	5,188
2021	5,320
2022	4,846
2023	4,807
Thereafter	17,751
Total lease payments	$40,471

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon (see Note 11) and Harris Corporation for space on the Company’s upgraded satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently expected to be approximately 12.5 years. Lease income related to these agreements was $5.4 million and $7.6 million during the three months ended June 30, 2019 and 2018, respectively, and $10.9 million and $8.0 million during the six months ended June 30, 2019 and 2018, respectively. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income (loss).
Both Aireon and Harris have made payments for their hosting agreements and will continue to do so. Future income with respect to the Company's operating leases in which it is the lessor existing at June 30, 2019, exclusive of the $10.9 million recognized during the six months ended June 30, 2019, by year and in the aggregate, is as follows:

Year Ending December 31,	Amount
(in thousands)
2019	10,722
2020	21,445
2021	21,445
2022	21,445
2023	21,445
Thereafter	141,797
Total lease income	$238,299

6. Debt

Credit Facility

In October 2010, the Company entered into its $1.8 billion Credit Facility with a syndicate of bank lenders, which was amended and restated on March 9, 2018, and further amended on December 21, 2018. As of June 30, 2019, the Company reported a total of $1,630.9 million in borrowings, including $69.1 million of deferred financing costs, for a net balance of $1,561.8 million in borrowings from the Credit Facility in the accompanying condensed consolidated balance sheet. Ninety-five percent of the Company's obligations under the Credit Facility are insured by BPIAE. Scheduled semi-annual principal repayments began on April 3, 2018 and are scheduled to be paid each March 30 and September 30. Interest is paid on the same date as the principal repayments.

As amended and restated, the Credit Facility (i) allowed the Company to issue $360.0 million in senior unsecured notes (the “Notes”), (ii) delayed a portion of the principal repayments scheduled under the Credit Facility for 2018, 2019 and 2020 into 2023 and 2024 pursuant to an amended repayment installment schedule, (iii) allows the Company access to up to $87.0 million from the DSRA in the future if its projected cash level falls below $75.0 million, and (iv) adjusted the Company’s financial covenants, including eliminating covenants that required the Company to receive cash flows from hosted payloads and adding a covenant that requires the Company to receive $200.0 million in hosting fees from Aireon, the Company's primary hosted payload customer, by December 2023. In the event that (a) the Company's cash balance exceeds $140.0 million after September 30, 2019 (subject to specified exceptions) or (b) the Company receives hosting fees from Aireon, the Company would be required pursuant to the Credit Facility to use 50% of such excess cash and up to $200.0 million of hosting fees to prepay the Credit Facility. Pursuant to this provision, the Company has used the $43.1 million in hosting fees received from Aireon in 2018 to prepay the Credit Facility. In addition, if any of the Company's senior unsecured notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity thereof, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022. Lender fees incurred related to the amended and restated Credit Facility were $10.3 million, which were capitalized as deferred financing costs and are being amortized over the remaining term.

Under the terms of the Credit Facility, as of June 30, 2019, the Company is required to maintain a minimum cash reserve within the DSRA of $189.0 million, which is classified as restricted cash and cash equivalents on the accompanying condensed consolidated balance sheet. The Credit Facility is scheduled to mature in September 2024, subject to acceleration as described above. The Company was in compliance with all covenants related to the Credit Facility as of June 30, 2019.

Senior Unsecured Notes

On March 21, 2018, the Company issued the Notes, which bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, beginning on October 15, 2018, and principal is repaid in full upon maturity. The proceeds of the Notes were used to prepay the outstanding Thales Alenia Space bills of exchange, including premiums paid, of approximately $59.9 million issued pursuant to the FSD, replenish the DSRA under the Credit Facility to $189.0 million, and to pay approximately $44.4 million in Thales Alenia Space milestones previously expected to be satisfied by the issuance of bills of exchange. The proceeds of the Notes also provided the Company with sufficient cash to meet its liquidity needs, including principal and interest payments under the Credit Facility. As of June 30, 2019, the Company reported a total of $360.0 million in borrowings under the Notes, including $8.0 million of deferred financing costs, for a net balance of $352.0 million in borrowings in the accompanying condensed consolidated balance sheet. As of June 30, 2019, based upon recent trading prices (Level 2 - market approach), the fair value of the Company's Notes was $391.5 million. The Notes contain covenant requirements that apply to certain permitted financing actions and are no more restrictive than the covenants in the Credit Facility. The Company was in compliance with all covenant requirements related to the Notes as of June 30, 2019.

Total Debt

During the three months ended June 30, 2019 and 2018, total interest incurred on the debt described above was $35.1 million and $37.7 million, respectively, and $71.5 million and $66.8 million during the six months ended June 30, 2019 and 2018, respectively. Interest incurred includes amortization of deferred financing fees of $5.8 million and $6.8 million during the three months ended June 30, 2019 and 2018, respectively, and $12.2 million and $13.3 million during the six months ended June 30, 2019 and 2018, respectively. Interest capitalized during the three months ended June 30, 2019 and 2018 was $3.7 million and $22.2 million, respectively, and $11.3 million and $49.6 million during the six months ended June 30, 2019 and 2018, respectively. Capitalized interest on the Credit Facility is dependent upon the average balance of satellites in construction which decreased as satellites were placed in service.

7. Stock-Based Compensation

In May 2019, the Company’s stockholders approved the amendment and restatement of the Company's 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. The Company registered with the SEC an additional 2,542,664 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 30,944,912 shares registered. On June 30, 2019, the remaining aggregate number of shares of the Company's common stock available for future grants under the Amended 2015 plan was 13,564,710. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities as incentives and rewards for employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

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

During the six months ended June 30, 2019 and 2018, the Company granted approximately 139,000 and 284,000 stock options, respectively, to its employees, with an estimated aggregate grant date fair value of $1.3 million and $1.6 million, respectively.

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

Service-Based RSUs

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, certain members of the Company's board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 76,000 and 110,000 service-based RSUs were granted to its directors as a result of these payments and elections during the six months ended June 30, 2019 and 2018, respectively, with an estimated grant date fair value of $1.4 million and $1.3 million, respectively.

During the six months ended June 30, 2019 and 2018, the Company granted approximately 651,000 and 900,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $15.0 million and $10.7 million, respectively.

During the six months ended June 30, 2019 and 2018, the Company granted approximately 11,000 and 13,000 service-based RSUs to non-employee consultants, respectively. These RSUs are generally subject to service-based vesting. The RSUs will vest 50% on the first anniversary of the grant date, and the remaining 50% will vest quarterly thereafter through the second anniversary of the grant date. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the six months ended June 30, 2019 and 2018 was $0.2 million for each period.

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

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of June 30, 2019.

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

Series B Cumulative Perpetual Convertible Preferred Stock

In May 2014, the Company issued 0.5 million shares of its 6.75% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) in an underwritten public offering. During the three months ended June 30, 2019, the Company's daily volume-weighted average stock price remained at or above $11.21 per share for a period of 20 out of 30 trading days, allowing for the conversion of the Series B Preferred Stock at the election of the Company. On May 15, 2019, the Company converted all outstanding shares of its Series B Preferred Stock into shares of common stock, resulting in the issuance of 16,627,632 shares of common stock. To convert the stock, the Company declared and paid all current and cumulative dividends to holders of record of Series B Preferred Stock as of May 8, 2019 resulting in a dividend payment of $8.4 million.

9. Revenue

The following table summarizes the Company’s services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Commercial voice and data services	$50,411	$48,712	$99,006	$92,442
Commercial IoT data services	23,903	20,835	46,394	40,618
Hosted payload and other data services	11,969	12,419	25,834	16,648
Government services	24,514	22,000	46,514	44,000
Total services	$110,797	$103,966	$217,748	$193,708

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Commercial	$831	$114	$1,056	$195
Government	8,052	4,986	13,553	8,529
Total	$8,883	$5,100	$14,609	$8,724

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $10.8 million and $4.7 million during the three months ended June 30, 2019 and 2018, and $25.3 million and $11.1 million during the six months ended June 30, 2019 and 2018, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated prepaid usage period. The contract assets not separately disclosed are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Contract Assets:
Commissions	$1,063	$1,010
Other contract costs	$3,430	$3,631

The primary impact of adopting the new revenue recognition standard as of January 1, 2018 related to the Company’s prepaid service revenue. Under the new standard, the Company now estimates the expected revenue that will expire unused on an ongoing basis and recognizes this revenue in a manner consistent with the usage period. Upon adoption, the contract liability (deferred revenue associated with prepaid service revenue) was reduced by approximately $15.7 million as a result of the change to include an estimate of revenue to be recognized based on the historical pattern of usage on prepaid data services on the Company's hosted payloads.

10. Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into account the effect of potential dilutive common shares when the effect is dilutive. Potentially dilutive common shares include (i) common stock issuable upon exercise of outstanding stock options, and (ii) contingently issuable RSUs that are convertible into shares of common stock upon achievement of certain service and performance requirements. The effect of potentially dilutive common shares is computed using the treasury stock method.

The computations of basic and diluted net income (loss) per share for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,
	2019	2018
	(in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(20,203)	$(6,527)

Denominator:
Weighted average outstanding common shares - basic and diluted	123,315	111,111

Net loss per share attributable to common stockholders - basic and diluted	$(0.16)	$(0.06)

Due to the Company’s net loss position for the three months ended June 30, 2019 and 2018, all potential common stock equivalents were anti-dilutive.

For the three months ended June 30, 2019, 0.4 million unvested performance-based RSUs were not included in the computation of basic and diluted net loss per share as certain performance criteria had not been satisfied, and options to purchase 0.2 million shares of common stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive.

For the three months ended June 30, 2018, 0.7 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria had not been satisfied, and options to purchase 0.3 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended June 30, 2018, 16.7 million as-if converted shares of the Series B Preferred Stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended June 30, 2018, $2.1 million unpaid dividends to holders of the Series B Preferred Stock were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net loss attributable to common stockholders.

The computations of basic and diluted net income (loss) per share for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$(40,324)	$1,086

Denominator:
Weighted average outstanding common shares - basic	118,282	105,927
Dilutive effect of stock options	—	2,347
Dilutive effect of contingently issuable shares	—	1,131
Weighted average outstanding common shares - diluted	118,282	109,405

Net income (loss) per share attributable to common stockholders - basic	$(0.34)	$0.01
Net income (loss) per share attributable to common stockholders - diluted	$(0.34)	$0.01

Due to the Company’s net loss for the six months ended June 30, 2019, all potential common stock equivalents were anti-dilutive. For the six months ended June 30, 2019, 0.3 million unvested performance-based RSUs were not included in the computation of basic and diluted net loss per share as certain performance criteria had not been satisfied, and options to purchase 0.2 million shares of common stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive.

For the six months ended June 30, 2018, 0.6 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria had not been satisfied, and options to purchase 0.3 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the six months ended June 30, 2018, 4.6 million and 16.7 million as-if converted shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the six months ended June 30, 2018, $2.1 million unpaid dividends to holders of the Series B Preferred Stock were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net income attributable to common stockholders.

11. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company's satellite constellation hosts the AireonSM system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as data service fees for the delivery of the air traffic surveillance data. Pursuant to agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $43.1 million was paid in 2018, and additional power fees of approximately $2.8 million per year (the “Hosting Agreement”), as well as data services fees of up to approximately $19.8 million per year for the delivery of the air traffic surveillance data (the “Data Services Agreement”). The Aireon ADS-B receivers were activated on an individual basis as the satellite on which the receiver is hosted began carrying traffic. Pursuant to ASU 2016-02, the Company considers the agreement with Aireon related to the hosting as an operating lease. The Company had previously determined there was not sufficient support that Aireon would be able to make the payments due under the Hosting Agreement. Beginning in the second quarter of 2018, the Company began receiving payments due under the Hosting Agreement and recognizing the related revenue. During the three and six months ended June 30, 2019, the Company recorded $4.0 million and $7.9 million related to this agreement, respectively. During the three and six months ended June 30, 2018, the Company recorded $6.9 million related to this agreement for both periods.

In December 2018, in connection with Aireon's entry into a debt facility, the Company and the other Aireon investors contributed their respective interests in Aireon into a new holding company, Aireon Holdings LLC, and entered into an Amended and Restated Aireon Holdings LLC Agreement. Aireon Holdings LLC holds 100% of the membership interests in Aireon LLC, which remains the operating entity. At June 30, 2019, the Company had a fully diluted ownership stake in Aireon Holdings LLC of approximately 35.7%, subject to certain redemption provisions contained in the Amended and Restated Limited Liability Company Agreement (the “Aireon Holdings LLC Agreement”).

Under the Data Services Agreement, Aireon pays the Company monthly data service payments on a per satellite basis. The Company recorded data service revenue from Aireon of $3.2 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively, and $6.2 million and $3.6 million during the six months ended June 30, 2019 and 2018, respectively.

Under two services agreements, the Company also provides administrative services and support services, including services relating to Aireon's hosted payload operations center to Aireon, which are paid monthly. Aireon receivables due to the Company under all agreements totaled $2.0 million and $1.0 million at June 30, 2019 and December 31, 2018, respectively.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 110 service providers, approximately 250 value-added resellers, or VARs, and approximately 90 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business.
At June 30, 2019, we had approximately 1,213,000 billable subscribers worldwide, representing an increase of 16% from approximately 1,047,000 billable subscribers at June 30, 2018. We have a diverse customer base, with end users in the following lines of business: land mobile, maritime, aviation, Internet of Things, or IoT, hosted payloads and other data services and the U.S. government.
We recognize revenue from both the provision of services and the sale of equipment. Over the past several years, service revenue, including revenue from hosting and data services, has represented an increasing proportion of our revenue, and we expect that trend to continue.

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

Our new constellation also hosts the AireonSM system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the upgraded satellites. We formed Aireon LLC in 2011, with subsequent investments from the air navigation service providers, or ANSPs, of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to provide the service to our co-investors in Aireon and other ANSPs. Aireon is also offering to provide the service to other customers worldwide, including the U.S. Federal Aviation Administration, or FAA. Last year, the FAA announced that it will run operational trials of the Aireon service beginning in 2020. Aireon has contracted to pay us a fee to host the ADS-B receivers on our constellation and has made payments for a portion of its hosting fees to us in the amount of $43.1 million during 2018. Aireon also pays us data service fees for the delivery of the air traffic surveillance data over the upgraded constellation on a per satellite basis, which will increase in rate once Aireon meets a customer milestone, which we expect to occur in the second half of this year. In addition, we have entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, pursuant to which Harris pays us fees for the remaining hosted payload capacity it has sold to its customers; Harris also pays us data service fees on behalf of these customers.

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
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract also managed by AFSPC. The EMSS contract, entered into in October 2013, provided for a five-year term. In October 2018, the U.S. government exercised its right under federal acquisition regulations to extend the contract for an additional six months, through April 21, 2019. We have executed four one-month extensions to the EMSS contract to continue to provide service to the U.S. government through August 21, 2019, while we finalize the terms of a new long-term EMSS contract.
We expect the new agreement will be a long-term contract with revenues in all years greater than the $88.0 million in annual revenue in the last full year of the EMSS contract. The fixed-price rates for the one-month extensions were $8.3 million, $8.5 million, $8.6 million, and $8.8 million, respectively. Under the terms of the extensions, authorized customers will continue to utilize our airtime services, provided through the DoD’s dedicated gateway, for an unlimited number of DoD and other federal subscribers.

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

Our industry and customer base have historically grown as a result of:

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

Comparison of Our Results of Operations for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	% of Total Revenue	2018	% of Total Revenue	Change
($ in thousands)					Dollars	Percent
Revenue:
Services	$110,797	77%	$103,966	77%	$6,831	7%
Subscriber equipment	23,420	16%	25,865	19%	(2,445)	(9)%
Engineering and support services	8,883	7%	5,100	4%	3,783	74%
Total revenue	143,100	100%	134,931	100%	8,169	6%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	25,607	18%	22,644	17%	2,963	13%
Cost of subscriber equipment	13,370	9%	15,619	12%	(2,249)	(14)%
Research and development	4,285	3%	5,566	4%	(1,281)	(23)%
Selling, general and administrative	20,969	15%	24,266	18%	(3,297)	(14)%
Depreciation and amortization	75,128	52%	50,491	37%	24,637	49%
Total operating expenses	139,359	97%	118,586	88%	20,773	18%
Operating income	3,741	3%	16,345	12%	(12,604)	(77)%

Other expense:
Interest expense, net	(28,986)	(20)%	(12,985)	(10)%	(16,001)	123%
Other income (expense), net	(626)	(1)%	65	—%	(691)	(1,063)%
Total other expense, net	(29,612)	(20)%	(12,920)	(10)%	(16,692)	129%
Income (loss) before income taxes	(25,871)	(17)%	3,425	2%	(29,296)	(855)%
Income tax benefit (expense)	7,765	4%	(7,843)	(6)%	15,608	(199)%
Net loss	$(18,106)	(13)%	$(4,418)	(4)%	$(13,688)	310%

Revenue
Commercial Service Revenue

	Three Months Ended June 30,
	2019			2018			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$50.4	368	$46	$48.8	364	$45	$1.6	4	$1
Commercial IoT data	23.9	720	11.40	20.8	576	12.47	3.1	144	(1.07)
Hosted payload and other data services	12.0	N/A		12.4	N/A		(0.4)	N/A
Total Commercial	$86.3	1,088		$82.0	940		$4.3	148

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

For the three months ended June 30, 2019, total commercial service revenue increased $4.3 million, or 5%, primarily due to the increase in commercial IoT data revenue of $3.1 million, or 15%, from the prior year period. This increase was principally due to a 25% increase in commercial IoT data billable subscribers primarily from continued strength in consumer personal communications devices. These products comprised an increased proportion of total subscribers, contributing to a decline in related ARPU. Commercial voice and data revenue also contributed to the increase in commercial service revenue with an increase of $1.6 million, or 3%, from the prior year period. This increase was principally due to increased broadband subscribers. Revenue from hosted payload and other data services declined $0.4 million from the prior year period, as the current year reflects the hosted payload revenue associated with a completed constellation, while the prior year included the initial recognition of all Aireon hosted payload service revenues earned since inception. The revenues do not include the additional step-up in Aireon data service fees triggered by a customer milestone we expect Aireon to satisfy later this year.
We anticipate continued growth in billable commercial subscribers throughout 2019.
Government Service Revenue

	Three Months Ended June 30,
	2019		2018		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$24.5	125	$22.0	107	$2.5	18

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to an EMSS contract managed by AFSPC. In October 2018, the U.S. government exercised its right under the federal acquisition regulations to extend the contract for an additional six months, through April 21, 2019. The U.S. government has subsequently extended the contract term for four one-month periods through August 21, 2019. For the three months ended June 30, 2019, government service revenue increased $2.5 million as a result of the price increases for each of the one-month extensions. Under the terms of this agreement, authorized customers utilize certain Iridium airtime services provided through the DoD’s dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast, and Distributed Tactical Communications System, or DTCS, services for an unlimited number of DoD and other federal subscribers. The fee is not based on subscribers or usage, allowing an unlimited number of users access to such existing services.

We expect the new agreement will be a long-term contract with revenues in all years greater than the $88.0 million in annual revenue in the last full year of the EMSS contract. The fixed-price rates for the one-month extensions are $8.3 million, $8.5 million, $8.6 million, and $8.8 million, respectively. Under the terms of the extensions, authorized customers will continue to utilize our airtime services, provided through the DoD’s dedicated gateway, for an unlimited number of DoD and other federal subscribers.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $2.4 million, or 9%, for the three months ended June 30, 2019 compared to the prior year period, primarily due to a decrease in volume of handset sales and Iridium Pilot® unit sales, offset by an increase in the volume of Short Burst Data® devices. Handset volumes in 2018 were abnormally strong.
Engineering and Support Service Revenue

	Three Months Ended June 30,
	2019	2018	Change
	(Revenue in millions)
Commercial	$0.8	$0.1	$0.7
Government	8.1	5.0	3.1
Total	$8.9	$5.1	$3.8
Engineering and support service revenue increased $3.8 million or 74% for the three months ended June 30, 2019 compared to the prior year period primarily as a result of an increase in the volume of contracted work for government agencies.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $3.0 million, or 13%, for the three months ended June 30, 2019 from the prior year period, primarily as a result of higher satellite operations support associated with a greater number of upgraded satellites in service during the current period and higher levels of activity directed towards operating the completed system. This increase was also driven by an increase in the volume of contracted engineering and support services. These increases were partially offset by a decrease in in-orbit insurance costs as we have completed the placement of upgraded satellites in-orbit.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $2.2 million, or 14%, for the three months ended June 30, 2019 compared to the prior year period primarily due to decreased subscriber equipment revenue primarily from decreased volume of handset sales and Iridium Pilot unit sales.
Research and Development
Research and development expenses decreased by $1.3 million, or 23%, for the three months ended June 30, 2019 compared to the prior year period due to decreased spend on devices for our new, upgraded network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses decreased by $3.3 million, or 14%, for the three months ended June 30, 2019 compared to the prior year period, primarily due to a decrease in stock appreciation rights expense resulting from changes in our stock valuation between the respective reporting periods.
Depreciation and Amortization
Depreciation and amortization expense increased by $24.6 million, or 49%, for the three months ended June 30, 2019 compared to the prior year period, primarily due to the increased number of upgraded satellites in service during the first three months of 2019 as we completed the replacement of our first-generation satellites.

Other Expense
Interest Income (Expense), Net
Interest expense, net increased $16.0 million for the three months ended June 30, 2019 compared to the prior year period. The increase in interest expense is primarily related to a decrease in the credit facility interest being capitalized as the average balance of satellites in construction decreased as upgraded satellites were completed.
Income Tax Benefit (Expense)
For the three months ended June 30, 2019, our income tax benefit was $7.8 million, compared to income tax expense of $7.8 million for the prior year period. The decrease in income tax expense is primarily related to a decrease in income before income taxes compared to the prior year, as well as nonrecurring adjustments to our deferred tax assets and liabilities related to state law changes.
Net Loss
Net loss was $18.1 million for the three months ended June 30, 2019, compared to a net loss of $4.4 million for the prior year period, primarily resulting from the $24.6 million increase in depreciation and amortization expense and the $16.0 million increase in interest expense, net, as described above, partially offset by the $8.2 million increase in total revenues and the $15.6 million decrease in income tax expense as described above.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	% of Total Revenue	2018	% of Total Revenue	Change
($ in thousands)					Dollars	Percent
Revenue:
Services	$217,748	79%	$193,708	76%	$24,040	12%
Subscriber equipment	44,428	16%	51,647	20%	(7,219)	(14)%
Engineering and support services	14,609	5%	8,724	4%	5,885	67%
Total revenue	276,785	100%	254,079	100%	22,706	9%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	48,128	17%	41,596	16%	6,532	16%
Cost of subscriber equipment	25,801	9%	30,833	12%	(5,032)	(16)%
Research and development	7,896	3%	10,149	4%	(2,253)	(22)%
Selling, general and administrative	44,810	16%	46,761	18%	(1,951)	(4)%
Depreciation and amortization	148,042	54%	88,956	35%	59,086	66%
Total operating expenses	274,677	99%	218,295	85%	56,382	26%
Operating income	2,108	1%	35,784	15%	(33,676)	(94)%

Other expense:
Interest expense, net	(54,790)	(20)%	(17,150)	(7)%	(37,640)	219%
Other income (expense), net	(952)	—%	102	—%	(1,054)	(1,033)%
Total other expense, net	(55,742)	(20)%	(17,048)	(7)%	(38,694)	227%
Income (loss) before income taxes	(53,634)	(19)%	18,736	8%	(72,370)	(386)%
Income tax benefit (expense)	17,504	6%	(11,682)	(5)%	29,186	(250)%
Net income (loss)	$(36,130)	(13)%	$7,054	3%	$(43,184)	(612)%

Revenue
Commercial Service Revenue

	Six Months Ended June 30,
	2019			2018			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$99.0	368	$45	$92.5	364	$43	$6.5	4	$2
Commercial IoT data	46.4	720	11.31	40.6	576	12.48	5.8	144	(1.17)
Hosted payload and other data services	25.8	N/A		16.6	N/A		9.2	N/A
Total Commercial	$171.2	1,088		$149.7	940		$21.5	148

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

For the six months ended June 30, 2019, total commercial service revenue increased $21.5 million, or 14%, primarily due to the increase in hosted payload and other data service revenue of $9.2 million, or 55%. This increase was primarily due to revenue recognition from hosting services related to Aireon and Harris and increased data services due to an increase in the number of upgraded satellites in service. During the six months ended June 30, 2019, we recognized additional hosting data service revenue of $3.2 million related to the recognition of revenue using the historical pattern of usage on prepaid data services on our hosted payloads. In addition, commercial voice and data revenue increased by $6.5 million, or 7%, from the prior year period. This increase was principally due to an increase in ARPU resulting from certain price increases in access and roaming fees that were implemented during the second quarter of 2018. Commercial service revenue during the six months ended June 30, 2019 also benefited from an increase in broadband subscribers. Commercial IoT data revenue increased by $5.8 million, or 14%, from the prior year period primarily due to a 25% increase in commercial IoT data billable subscribers primarily from continued strength in consumer personal communications devices. This higher volume of new personal communication subscribers caused overall IoT ARPU to be lower.
We anticipate continued growth in billable commercial subscribers throughout 2019.
Government Service Revenue

	Six Months Ended June 30,
	2019		2018		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$46.5	125	$44.0	107	$2.5	18

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide Iridium airtime and airtime support to U.S. government and other authorized customers pursuant to an EMSS contract managed by AFSPC. In October 2018, the U.S. government exercised its right under the federal acquisition regulations to extend the contract for an additional six months, through April 21, 2019. The U.S. government has subsequently extended the contract term for four one-month periods through August 21, 2019. For the six months ended June 30, 2019, government service revenue increased $2.5 million as a result of the price increases for each of the one-month extensions. Under the terms of this agreement, authorized customers utilize certain Iridium airtime services provided through the DoD’s dedicated gateway. These services include unlimited global secure and unsecure voice, low and high-speed data, paging, broadcast, and DTCS services for an unlimited number of DoD and other federal subscribers. The fee is not based on subscribers or usage, allowing an unlimited number of users access to such existing services.

We expect the new agreement will be a long-term contract with revenues in all years greater than the $88.0 million in annual revenue in the last full year of the EMSS contract. The fixed-price rates for the one-month extensions are $8.3 million, $8.5 million, $8.6 million, and $8.8 million, respectively. Under the terms of the extensions, authorized customers will continue to utilize our airtime services, provided through the DoD’s dedicated gateway, for an unlimited number of DoD and other federal subscribers.
Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $7.2 million, or 14%, for the six months ended June 30, 2019 compared to the prior year period, primarily due to a decrease in volume of handset sales and Iridium Pilot unit sales, offset by an increase in the volume of Short Burst Data® devices. Handset volumes in 2018 were abnormally strong.
Engineering and Support Service Revenue

	Six Months Ended June 30,
	2019	2018	Change
	(Revenue in millions)
Commercial	$1.0	$0.2	$0.8
Government	13.6	8.5	5.1
Total	$14.6	$8.7	$5.9
Engineering and support service revenue increased for the six months ended June 30, 2019 compared to the prior year period primarily as a result of an increase in the volume of contracted work for government agencies.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $6.5 million, or 16%, for the six months ended June 30, 2019 from the prior year period, primarily as a result of higher satellite operations support associated with a greater number of upgraded satellites in service during the current period, corresponding with higher levels of activity directed towards operating the completed system and an increase in the volume of contracted engineering and support services. These increases were partially offset by a decrease in the in-orbit insurance costs, which are amortized over one-year from the in-service date.
Cost of Subscriber Equipment
Cost of subscriber equipment decreased by $5.0 million, or 16%, for the six months ended June 30, 2019 compared to the prior year period primarily due to decreased subscriber equipment revenue primarily from decreased volume of handset sales and Iridium Pilot unit sales.
Research and Development
Research and development expenses decreased by $2.3 million, or 22%, for the six months ended June 30, 2019 compared to the prior year period due to decreased spend on devices for our new, upgraded network.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $2.0 million, or 4%, for the six months ended June 30, 2019 compared to the prior year period, primarily due to a decrease in professional fees and marketing costs.
Depreciation and Amortization
Depreciation and amortization expense increased by $59.1 million, or 66%, for the six months ended June 30, 2019 compared to the prior year period, primarily due to the increased number of upgraded satellites in service during the first six months of 2019 as we completed the replacement of our first-generation satellites.
Other Expense
Interest Income (Expense), Net
Interest expense, net increased $37.6 million for the six months ended June 30, 2019 compared to the prior year period. The increase in interest expense is primarily related to a decrease in the credit facility interest being capitalized as the average balance of satellites in construction decreased as upgraded satellites were completed.

Income Tax Benefit (Expense)
For the six months ended June 30, 2019, our income tax benefit was $17.5 million, compared to income tax expense of $11.7 million for the prior year period. The decrease in income tax expense is primarily related to a decrease in income before income taxes compared to the prior year, as well as nonrecurring adjustments to our deferred tax assets and liabilities related to state law changes.
Net Income (Loss)
Net loss was $36.1 million for the six months ended June 30, 2019, compared to net income of $7.1 million for the prior year period, primarily resulting from the $59.1 million increase in depreciation and amortization expense and the $37.6 million increase in interest expense, net, as described above, partially offset by the $22.7 million increase in total revenues and the $29.2 million decrease in income tax expense as described above.

Liquidity and Capital Resources

As of June 30, 2019, our total cash and cash equivalents balance was $175.8 million. Our principal sources of liquidity are cash and cash equivalents, as well as internally generated cash flows. Our principal liquidity requirements over the next twelve months are primarily principal and interest on the Credit Facility, and interest on the senior unsecured notes issued in March 2018, or the Notes. We intend to refinance our Credit Facility into a new facility, which will also permit us to retire the Notes, within the next twelve months, assuming favorable conditions in the debt markets persist.

The aggregate costs associated with the design, build and launch of our upgraded constellation and related infrastructure upgrades were approximately $3 billion. We paid for these costs using the substantial majority of our $1.8 billion Credit Facility together with cash and cash equivalents on hand and internally generated cash flows.

In March 2018, we issued $360.0 million aggregate principal amount of Notes, before $9.0 million of deferred financing costs, for net proceeds of $351.0 million from the Notes. The Notes bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, and outstanding principal amounts will be due in full upon maturity. The proceeds of the Notes were used to prepay amounts due to Thales Alenia Space, to replenish the debt service reserve account, or DSRA, under the Credit Facility and to pay Thales Alenia Space milestones. The proceeds of the Notes also provide us with additional cash to make principal and interest payments under our Credit Facility and interest payments on the Notes. We were in compliance with all covenants under the Notes as of June 30, 2019.

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

In March 2018, we converted all outstanding shares of our Series A Preferred Stock into shares of common stock, resulting in the issuance of approximately 10.6 million shares of common stock. In order to convert the Series A Preferred Stock, we declared and paid all current and cumulative dividends on our Series A Preferred Stock and Series B Preferred Stock in the amounts of $7.0 million and $8.4 million, respectively. In May 2019, we converted all outstanding shares of our Series B Preferred Stock into shares of common stock, resulting in the issuance of approximately 16.6 million shares of common stock. In order to convert the Series B Preferred Stock, we declared and paid all current and cumulative dividends on our Series B Preferred Stock in the amount of $8.4 million.

As of June 30, 2019, we reported $1,561.8 million in borrowings under the Credit Facility in our condensed consolidated balance sheet, net of $69.1 million of deferred financing costs, for an aggregate balance of $1,630.9 million under the Credit Facility. Pursuant to the Credit Facility, we maintain the DSRA. As of June 30, 2019, the DSRA balance was $194.1 million, which is classified as restricted cash and cash equivalents in our condensed consolidated balance sheet. This amount includes a minimum cash reserve for debt service related to the Credit Facility as well as the interest earned on these amounts. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

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

Our available cash balance, as defined by the Credit Facility, was $175.8 million as of June 30, 2019. Our debt-to-equity ratio was 0.54 to 1 as of June 30, 2019. Our debt service coverage ratio was 2.7 as of June 30, 2019, and our leverage was 5.7 to 1 for the twelve months ended June 30, 2019. We were also in compliance with the annual capital expenditures covenant as of December 31, 2018, the last point at which it was required to be measured.

The covenant regarding capital expenditures is calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of June 30, 2019, we had an available cure amount of $57.3 million, although it was not necessary for us to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

The covenants also place limitations on our ability and that of our subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into transactions with affiliates, incur additional indebtedness, or make loans, guarantees or indemnities.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Cash provided by operating activities	$64,088	$141,088	$(77,000)
Cash used in investing activities	$(102,581)	$(403,058)	$300,477
Cash (used in) provided by financing activities	$(57,441)	$239,550	$(296,991)
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2019 decreased by $77.0 million from the prior year period principally due to the decrease in net income and to an increase in working capital of approximately $68.5 million related to an increase in accounts receivable related to the timing of the extensions under the EMSS contract, a decrease in net deferred revenue as we received greater hosting payments during the prior six-month period, and a decrease in accrued expenses related to the increase in interest payments included within operations.

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2019 decreased by $300.5 million compared to the prior year period primarily due to a decrease in capital expenditures as we completed payments for the construction of our upgraded constellation and a decrease in net purchases of marketable securities related to the investment of the proceeds of the Notes in the prior six-month period.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2019 decreased by $297.0 million from the prior year period primarily due to the net proceeds of the Notes issuance in March 2018, extinguishment of the Thales Alenia Space bills of exchange and the increased principal repayments under the Credit Facility. See Note 6 to our condensed consolidated financial statements included in this report for further discussion of our indebtedness.

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
We have outstanding an aggregate of $1,630.9 million under the Credit Facility as of June 30, 2019. A portion of the draws we made under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. A one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the three or six months ended June 30, 2019.
The interest rate under the Notes is fixed, and as a result we are not exposed to fluctuations in interest rates with respect to our obligations under the Notes.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and accounts payable. At times we maintain cash and cash equivalent deposit balances in excess of Federal Deposit Insurance Corporation limits. However, we maintain our cash and cash equivalents with financial institutions with high credit ratings. The majority of our cash is invested into funds that invest in or are collateralized by U.S. government-backed securities. From time to time, we may invest in marketable securities consisting of U.S. treasury notes, fixed income debt instruments and commercial paper debt instruments with fixed interest rates and maturity dates within one year of original purchase. Due to the credit quality and nature of these debt instruments, we do not believe there has been a significant change in our market risk exposure since December 31, 2018. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors described in the annual report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description

10.1	Amendment to Contract for Enhanced Mobile Satellite Services between Iridium Satellite LLC and the Defense Information Systems Agency, dated as of April 22, 2019.
10.2	Amendment to Contract for Enhanced Mobile Satellite Services between Iridium Satellite LLC and the Defense Information Systems Agency, dated as of May 21, 2019.
10.3	Amendment to Contract for Enhanced Mobile Satellite Services between Iridium Satellite LLC and the Defense Information Systems Agency, dated as of June 21, 2019.
10.4
Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-8 filed on May 23, 2019.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Securities and Exchange Commission on July 23, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i)   Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018;
(ii)  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018;
(iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2019 and 2018;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: July 23, 2019