Form 10-Q
period 2019-09-30
Iridium Communications Inc.
filed 2019-10-29
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 23, 2019 was 131,094,404.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$171,629	$273,352
Accounts receivable, net	70,060	71,210
Inventory	38,571	27,538
Prepaid expenses and other current assets	13,662	18,284
Total current assets	293,922	390,384
Property and equipment, net	3,238,981	3,370,855
Restricted cash and cash equivalents	195,125	191,935
Intangible assets, net	47,345	48,540
Other assets	51,637	12,557
Total assets	$3,827,010	$4,014,271
Liabilities and stockholders' equity
Current liabilities:
Short-term credit facility	$216,000	$126,000
Accounts payable	13,691	12,869
Accrued expenses and other current liabilities	35,003	56,990
Interest payable	17,454	29,431
Deferred revenue	40,920	37,429
Total current liabilities	323,068	262,719
Long-term credit facility, net	1,279,025	1,478,739
Long-term senior unsecured notes, net	352,473	350,998
Deferred income tax liabilities, net	222,863	241,422
Deferred revenue, net of current portion	61,730	74,656
Other long-term liabilities	28,593	4,160
Total liabilities	2,267,752	2,412,694

Commitments and contingencies

Stockholders' equity:
Series B preferred stock, $0.0001 par value, 500 shares authorized and issued; zero and 497 shares outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.001 par value, 300,000 shares authorized; 131,093 and 112,200 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	131	112
Additional paid-in capital	1,126,796	1,108,550
Retained earnings	439,826	501,712
Accumulated other comprehensive loss, net of tax	(7,495)	(8,797)
Total stockholders' equity	1,559,258	1,601,577
Total liabilities and stockholders' equity	$3,827,010	$4,014,271

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Services	$115,853	$105,741	$333,601	$299,449
Subscriber equipment	21,375	26,130	65,803	77,777
Engineering and support services	7,557	4,893	22,166	13,617
Total revenue	144,785	136,764	421,570	390,843

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	23,581	22,226	71,709	63,822
Cost of subscriber equipment	12,862	14,074	38,663	44,907
Research and development	2,822	5,058	10,718	15,207
Selling, general and administrative	22,934	27,255	67,744	74,016
Depreciation and amortization	74,575	62,140	222,617	151,096
Total operating expenses	136,774	130,753	411,451	349,048
Operating income	8,011	6,011	10,119	41,795

Other expense, net:
Interest expense, net	(30,493)	(20,145)	(85,283)	(37,295)
Other income (expense), net	26	(379)	(926)	(277)
Total other expense, net	(30,467)	(20,524)	(86,209)	(37,572)
Income (loss) before income taxes	(22,456)	(14,513)	(76,090)	4,223
Income tax benefit (expense)	4,444	1,657	21,948	(10,025)
Net loss	(18,012)	(12,856)	(54,142)	(5,802)
Series A preferred stock dividends, declared and paid excluding cumulative dividends	—	—	—	1,750
Series B preferred stock dividends, declared and paid excluding cumulative dividends	—	—	4,194	2,109
Series B preferred stock dividends, undeclared	—	2,084	—	4,193
Net loss attributable to common stockholders	$(18,012)	$(14,940)	$(58,336)	$(13,854)
Weighted average shares outstanding - basic and diluted	131,688	111,592	122,816	107,840
Net loss attributable to common stockholders per share - basic and diluted	$(0.14)	$(0.13)	$(0.47)	$(0.13)
Comprehensive loss:
Net loss	$(18,012)	$(12,856)	$(54,142)	$(5,802)
Foreign currency translation adjustments, net of tax	(864)	(1,070)	1,302	(3,981)
Unrealized gain (loss) on marketable securities, net of tax	—	(26)	—	16
Comprehensive loss	$(18,876)	$(13,952)	$(52,840)	$(9,767)

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total stockholders' equity, beginning balances	$1,572,951	$1,606,713	$1,601,577	$1,596,469

Common stock:
Beginning balances	131	111	112	98
Stock options exercised and awards vested	—	—	2	2
Preferred stock converted to common	—	—	17	11
Ending balances	131	111	131	111

Additional paid-in capital:
Beginning balances	1,121,613	1,091,116	1,108,550	1,081,373
Stock-based compensation	4,423	4,301	12,559	12,573
Stock options exercised and awards vested	1,155	2,863	9,941	5,857
Stock withheld to cover employee taxes	(395)	(143)	(4,237)	(1,655)
Preferred stock converted to common	—	—	(17)	(11)
Ending balances	1,126,796	1,098,137	1,126,796	1,098,137

Retained earnings:
Beginning balances	457,838	522,150	501,712	518,794
Net loss	(18,012)	(12,856)	(54,142)	(5,802)
Dividends on Series A preferred stock	—	—	—	(6,999)
Dividends on Series B preferred stock	—	—	(7,744)	(8,437)
Changes from adoption of ASC 606, net of tax	—	—	—	11,738
Ending balances	439,826	509,294	439,826	509,294

Accumulated other comprehensive loss, net of tax:
Beginning balances	(6,631)	(6,664)	(8,797)	(3,796)
Cumulative translation adjustments, net of tax	(864)	(1,071)	1,302	(3,981)
Unrealized gain (loss) on marketable securities, net of tax	—	(26)	—	16
Ending balances	(7,495)	(7,761)	(7,495)	(7,761)

Total stockholders' equity, ending balances	$1,559,258	$1,599,781	$1,559,258	$1,599,781

Dividends declared per share
Series A preferred stock	$—	$—	$—	$7.00
Series B preferred stock	$—	$—	$16.88	$16.88

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(54,142)	$(5,802)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(18,543)	9,557
Depreciation and amortization	222,617	151,096
Loss on extinguishment of debt and Thales Alenia Space bills of exchange	—	3,981
Stock-based compensation (net of amounts capitalized)	11,524	11,358
Amortization of deferred financing fees	15,485	6,067
All other items, net	394	(100)
Changes in operating assets and liabilities:
Accounts receivable	1,051	(9,177)
Inventory	(11,038)	(2,284)
Prepaid expenses and other current assets	4,886	3,824
Other assets	293	(1,578)
Accounts payable	2,998	10
Accrued expenses and other current liabilities	(20,927)	44,515
Deferred revenue	(9,769)	13,492
Other long-term liabilities	(2,378)	579
Net cash provided by operating activities	142,451	225,538

Cash flows from investing activities:
Capital expenditures	(102,756)	(294,729)
Purchase of other investments	(10,000)	—
Purchases of marketable securities	—	(235,528)
Sales and maturities of marketable securities	—	248,006
Net cash used in investing activities	(112,756)	(282,251)

Cash flows from financing activities:
Payments on the Credit Facility	(126,000)	(26,131)
Borrowings under the senior unsecured notes	—	360,000
Extinguishment of the Thales Alenia Space bills of exchange	—	(59,936)
Payment of deferred financing fees	—	(21,064)
Proceeds from exercise of stock options	9,943	5,860
Tax payment upon settlement of stock awards	(4,237)	(1,655)
Payment of Series A preferred stock dividends	—	(7,000)
Payment of Series B preferred stock dividends	(8,387)	(8,427)
Net cash (used in) provided by financing activities	(128,681)	241,647

Effect of exchange rate changes on cash and cash equivalents	453	(825)
Net (decrease) increase in cash and cash equivalents	(98,533)	184,109
Cash, cash equivalents, and restricted cash, beginning of period	465,287	388,257
Cash, cash equivalents, and restricted cash, end of period	$366,754	$572,366

See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information:
Interest paid	$101,061	$37,345
Income taxes paid, net	$999	$772

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$1,307	$10,522
Interest capitalized but not paid	$2,526	$28,861
Capitalized amortization of deferred financing costs	$2,276	$14,052
Capitalized stock-based compensation	$1,034	$1,204
Cost basis investment for settlement of accounts receivable	$—	$3,300

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

Recent Accounting Developments Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The Company intends to apply the new guidance on the effective date of January 1, 2020. Adoption of ASU 2016-13 will not have a material impact on the Company's consolidated financial statements and related disclosures.

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

The following table summarizes the Company’s cash and cash equivalents:

	September 30, 2019	December 31, 2018	Recurring Fair Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$14,775	$20,879
Money market funds	156,854	252,473	Level 2
Total cash and cash equivalents	$171,629	$273,352

Restricted Cash and Cash Equivalents
The Company is required to maintain a minimum cash reserve within a debt service reserve account (“DSRA”) for debt service related to its credit facility with Bpifrance Assurance Export S.A.S. (“BPIAE”) (as amended to date, the “Credit Facility”) (see Note 6). As of September 30, 2019 and December 31, 2018, the Company’s restricted cash and cash equivalents balances, which included a minimum cash reserve for debt service and the interest earned on these amounts, were $195.1 million and $191.9 million, respectively.

4. Commitments and Contingencies

Commitments

Thales Alenia Space

In June 2010, the Company executed a primarily fixed-price full scale development contract (“FSD”) with Thales Alenia Space for the design and build of its new, next-generation satellite constellation. The total price under the FSD was $2.3 billion. Final payments under this contract were made during the second quarter of 2019. These costs were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets. Approximately $1.5 billion in aggregate payments made to Thales Alenia Space were financed from borrowings under the Credit Facility.

SpaceX

To complete the upgraded constellation, the Company launched a total of 75 satellites into low earth orbit using eight Falcon 9 rockets under two contracts with Space Exploration Technologies Corp. (“SpaceX”) with a total price of $510.8 million. Final payments to SpaceX for these launches were made during the second quarter of 2019. These costs were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets. The Company shared one launch with GFZ German Research Centre for Geosciences for which it received $29.8 million from them as a result.

In-Orbit Insurance

The Company was required, pursuant to its Credit Facility, to obtain insurance covering the launch and first 12 months of operation of its upgraded constellation. The launch and in-orbit insurance the Company obtained contains elements, consistent with the terms of the Credit Facility, of self-insurance and deductibles, providing reimbursement only after a specified number of satellite failures. In addition, all satellites other than those launched on the final launch of the Iridium NEXT program in January of 2019 have been in orbit for more than 12 months and are no longer covered by this insurance. As a result, a failure of one or more of the Company's new satellites, or the occurrence of equipment failures and other related problems, could constitute an uninsured loss or require the payment of additional premiums and could harm the Company’s financial condition. Furthermore, launch and in-orbit insurance does not cover lost revenue. The total premium for the Company’s launch and in-orbit insurance was $120.7 million, which was paid in full as of December 31, 2018. A portion of these insurance premium payments was capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets.

Contingencies

From time to time, in the normal course of business, the Company is party to various pending claims and lawsuits. The Company is not aware of any such actions that it would expect to have a material adverse impact on its business, financial results or financial condition.

5. Leases

The Company has operating leases for land, office space, satellite network operations center (“SNOC”) facilities, system gateway facilities, a warehouse and a distribution center. The Company also has operations and maintenance (“O&M”) agreements that include leases associated with two TPN facilities. Some of Company's leases include options to extend the leases for up to 10 years and some include options to terminate the lease within 1 year. The Company’s weighted-average remaining lease term relating to its operating leases is 7.0 years, with a weighted-average discount rate of 6.7%.
The table below summarizes the Company’s lease-related assets and liabilities:

		9/30/2019
Leases	Classification	(in thousands)
Operating lease assets
Noncurrent	Other assets	$27,332
Total lease assets		27,332

Operating lease liabilities
Current	Accrued expenses and other current liabilities	3,282
Noncurrent	Other long-term liabilities	27,081
Total lease liabilities		$30,363

The Company incurred lease expense of $1.3 million for each of the three months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019 and 2018, the Company incurred lease expense of $3.7 million and $3.6 million, respectively.
At September 30, 2019, future payment obligations with respect to the Company's operating leases in which it is the lessee existing at September 30, 2019, exclusive of $3.7 million paid during the nine months ended September 30, 2019, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
(in thousands)
2019	$1,275
2020	5,176
2021	5,308
2022	4,833
2023	4,794
Thereafter	17,725
Total lease payments	$39,111

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (see Note 11) and Harris Corporation for space on the Company’s upgraded satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently expected to be approximately 12.5 years. Lease income related to these agreements was $5.4 million and $4.3 million during the three months ended September 30, 2019 and 2018, respectively, and $16.2 million and $12.3 million during the nine months ended September 30, 2019 and 2018, respectively. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive loss.

Both Aireon and Harris have made payments for their hosting agreements and will continue to do so. At September 30, 2019, future income with respect to the Company's operating leases in which it is the lessor existing at September 30, 2019, exclusive of the $16.2 million recognized during the nine months ended September 30, 2019, by year and in the aggregate, is as follows:

Year Ending December 31,	Amount
(in thousands)
2019	5,361
2020	21,445
2021	21,445
2022	21,445
2023	21,445
Thereafter	141,797
Total lease income	$232,938

6. Debt

Credit Facility

In October 2010, the Company entered into its $1.8 billion Credit Facility with a syndicate of bank lenders, which was amended and restated on March 9, 2018, and further amended on December 21, 2018. As of September 30, 2019, the Company reported a total of $1,558.8 million in borrowings, including $63.8 million of deferred financing costs, for a net balance of $1,495.0 million in borrowings from the Credit Facility in the accompanying condensed consolidated balance sheet. Ninety-five percent of the Company's obligations under the Credit Facility are insured by BPIAE. Scheduled semi-annual principal repayments began on April 3, 2018 and are scheduled to be paid each March 30 and September 30. Interest is paid on the same date as the principal repayments.

As amended and restated, the Credit Facility (i) allowed the Company to issue $360.0 million in senior unsecured notes (the “Notes”), (ii) delayed a portion of the principal repayments scheduled under the Credit Facility for 2018, 2019 and 2020 into 2023 and 2024 pursuant to an amended repayment installment schedule, (iii) allows the Company access to up to $87.0 million from the DSRA in the future if its projected cash level falls below $75.0 million, and (iv) adjusted the Company’s financial covenants, including eliminating covenants that required the Company to receive cash flows from hosted payloads and adding a covenant that requires the Company to receive $200.0 million in hosting fees from Aireon, the Company's primary hosted payload customer, by December 2023. In the event that (a) the Company's cash balance exceeds $140.0 million after September 30, 2019 (subject to specified exceptions) or (b) the Company receives hosting fees from Aireon, the Company would be required pursuant to the Credit Facility to use 50% of such excess cash and up to $200.0 million of hosting fees to partially prepay the Credit Facility. Pursuant to this provision, as of September 30, 2019, the Company used the $43.1 million in hosting fees received from Aireon in 2018 to partially prepay the Credit Facility. In addition, if any of the Company's senior unsecured notes remain outstanding on October 15, 2022, which is six months prior to the scheduled maturity thereof, the maturity of all amounts remaining outstanding under the Credit Facility would be accelerated from September 30, 2024 to October 15, 2022. Lender fees incurred related to the amended and restated Credit Facility were $10.3 million, which were capitalized as deferred financing costs and are being amortized over the remaining term.

Under the terms of the Credit Facility, as of September 30, 2019, the Company was required to maintain a minimum cash reserve within the DSRA of $189.0 million, which is classified as restricted cash and cash equivalents on the accompanying condensed consolidated balance sheet. The Company was in compliance with all covenants related to the Credit Facility as of September 30, 2019. The Credit Facility is scheduled to mature in September 2024, subject to acceleration as described above.

On October 21, 2019, the Company announced the pricing of a $1,450.0 million term loan B and an accompanying $100.0 million revolving loan. As previously announced, the Company intends to use the proceeds of the term loan B facility and cash in its DSRA to repay in full all of the indebtedness outstanding under the Credit Facility, as well as related expenses. The term loan B facility will be issued at a price equal to 99.5% of its face value and will bear interest at an annual rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor and will have a seven-year maturity. The revolver will bear interest at the same rate (but with a 0.0% LIBOR floor) if and as drawn and will have a five-year maturity. The term loan B and revolving facilities are expected to close on November 4, 2019, subject to customary closing conditions.

Senior Unsecured Notes

On March 21, 2018, the Company issued the Notes, which bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, beginning on October 15, 2018, and principal is repaid in full upon maturity. The proceeds of the Notes were used to prepay outstanding bills of exchange owed to Thales Alenia Space, including premiums paid, in the amount of approximately $59.9 million issued pursuant to the FSD, replenish the DSRA under the Credit Facility to $189.0 million, and to pay approximately $44.4 million in Thales Alenia Space milestones previously expected to be satisfied by the issuance of bills of exchange. The proceeds of the Notes also provided the Company with sufficient cash to meet its liquidity needs, including principal and interest payments under the Credit Facility. As of September 30, 2019, the Company reported a total of $360.0 million in borrowings under the Notes, including $7.5 million of deferred financing costs, for a net balance of $352.5 million in borrowings in the accompanying condensed consolidated balance sheet. As of September 30, 2019, based upon recent trading prices (Level 2 - market approach), the fair value of the Notes was $390.2 million. The Notes contain covenant requirements that apply to certain permitted financing actions but are no more restrictive than the covenants in the Credit Facility. The Company was in compliance with all covenant requirements related to the Notes as of September 30, 2019.

Total Debt

During the three months ended September 30, 2019 and 2018, total interest incurred on the debt described above was $35.7 million and $38.5 million, respectively, and $107.2 million and $105.3 million during the nine months ended September 30, 2019 and 2018, respectively. Interest incurred includes amortization of deferred financing fees of $5.7 million and $6.8 million during the three months ended September 30, 2019 and 2018, respectively, and $17.9 million and $20.1 million during the nine months ended September 30, 2019 and 2018, respectively. Interest capitalized during the three months ended September 30, 2019 and 2018 was $2.3 million and $14.9 million, respectively, and $13.5 million and $64.4 million during the nine months ended September 30, 2019 and 2018, respectively. Capitalized interest on the Credit Facility is dependent upon the average balance of satellites in construction which decreased as satellites were placed in service.

7. Stock-Based Compensation

In May 2019, the Company’s stockholders approved the amendment and restatement of the Company's 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. The Company registered with the SEC an additional 2,542,664 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 30,944,912 shares registered. As of September 30, 2019, the remaining aggregate number of shares of the Company's common stock available for future grants under the Amended 2015 plan was 13,682,323. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

Stock Option Awards

The fair value of stock options is determined at the grant date using the Black-Scholes option pricing model. The stock option awards granted to employees generally (i) have a term of ten years, (ii) vest over four years with 25% vesting after the first year of service and the remainder vesting ratably on a quarterly basis thereafter, (iii) are contingent upon employment on the vesting date, and (iv) have an exercise price equal to the fair market value of the underlying shares at the date of grant.

The Company did not grant any stock options during the three-month periods ended September 30, 2019 and 2018. During the nine months ended September 30, 2019 and 2018, the Company granted approximately 139,000 and 284,000 stock options, respectively, to its employees, with an estimated aggregate grant date fair value of $1.3 million and $1.6 million, respectively.

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

Service-Based RSUs

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, certain members of the Company's board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 76,000 and 110,000 service-based RSUs were granted to the Company's directors as a result of these payments and elections during the first quarter of 2019 and 2018, respectively, with an estimated grant date fair value of $1.4 million and $1.3 million, respectively.

During the nine months ended September 30, 2019 and 2018, the Company granted approximately 651,000 and 900,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $15.0 million and $10.7 million, respectively.

During the nine months ended September 30, 2019 and 2018, the Company granted approximately 11,000 and 13,000 service-based RSUs to non-employee consultants, respectively. These RSUs are generally subject to service-based vesting. The RSUs will vest 50% on the first anniversary of the grant date, and the remaining 50% will vest quarterly thereafter through the second anniversary of the grant date. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the nine months ended September 30, 2019 and 2018 was $0.2 million for each period.

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

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. As described below, the Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of September 30, 2019.

Series A Cumulative Perpetual Convertible Preferred Stock

In the fourth quarter of 2012, the Company issued 1.0 million shares of its 7.00% Series A Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”) in a private offering. During the three months ended March 31, 2018, the Company's daily volume-weighted average stock price remained at or above $12.26 per share for a period of 20 out of 30 trading days, thereby allowing for the conversion of the Series A Preferred Stock at the election of the Company. On March 20, 2018, the Company converted all outstanding shares of its Series A Preferred Stock into shares of common stock, resulting in the issuance of 10,599,974 shares of common stock. The Company declared and paid all current and cumulative dividends to holders of record of Series A Preferred Stock as of March 8, 2018, resulting in a dividend payment of $7.0 million.

Series B Cumulative Perpetual Convertible Preferred Stock

In May 2014, the Company issued 0.5 million shares of its 6.75% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) in an underwritten public offering. During the three months ended June 30, 2019, the Company's daily volume-weighted average stock price remained at or above $11.21 per share for a period of 20 out of 30 trading days, allowing for the conversion of the Series B Preferred Stock at the election of the Company. On May 15, 2019, the Company converted all outstanding shares of its Series B Preferred Stock into shares of common stock, resulting in the issuance of 16,627,632 shares of common stock. To convert the stock, the Company declared and paid all current and cumulative dividends to holders of record of Series B Preferred Stock as of May 8, 2019, resulting in a dividend payment of $8.4 million.

9. Revenue

The following table summarizes the Company’s services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Commercial voice and data services	$52,852	$51,468	$151,859	$143,909
Commercial IoT data services	25,346	22,632	71,739	63,250
Hosted payload and other data services	12,037	9,641	37,871	26,290
Government services(1)	25,618	22,000	72,132	66,000
Total services	$115,853	$105,741	$333,601	$299,449

(1)
On September 13, 2019, the Company entered into a multi-year, fixed price contract with the U.S. Air Force Space Command, or AFSPC, for Enhanced Mobile Satellite Services, or the EMSS Contract. The EMSS Contract was effective as of September 15, 2019. Under the EMSS Contract, the Company will provide satellite airtime services, including unlimited global standard and secure voice, paging, fax, Short Burst Data®, Iridium Burst®, RUDICS and Distributed Tactical Communications System, or DTCS, services for an unlimited number of U.S. Department of Defense, or DoD, and other federal government subscribers. This replaces the previous EMSS contract signed in 2013.

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Commercial	$795	$347	$1,851	$542
Government	6,762	4,546	20,315	13,075
Total	$7,557	$4,893	$22,166	$13,617

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $9.1 million and $3.7 million during the three months ended September 30, 2019 and 2018, and $34.4 million and $14.8 million during the nine months ended September 30, 2019 and 2018, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated prepaid usage period. The contract assets not separately disclosed are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Contract Assets:
Commissions	$1,006	$1,010
Other contract costs	$3,322	$3,631

The primary impact of adopting the new revenue recognition standard as of January 1, 2018 related to the Company’s prepaid service revenue. Under the new standard, the Company now estimates the expected revenue that will expire unused on an ongoing basis and recognizes this revenue in a manner consistent with the usage period. Upon adoption, the contract liability (deferred revenue associated with prepaid service revenue) was reduced by approximately $15.7 million as a result of the change to include an estimate of revenue to be recognized based on the historical pattern of usage of prepaid data services on the Company's hosted payloads.

10. Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In periods of net income, diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. Potentially dilutive common shares include (i) common stock issuable upon exercise of outstanding stock options, and (ii) contingently issuable RSUs that are convertible into shares of common stock upon achievement of certain service and performance requirements. The effect of potentially dilutive common shares is computed using the treasury stock method.

The computations of basic and diluted net loss per share for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,
	2019	2018
	(in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(18,012)	$(14,940)

Denominator:
Weighted average outstanding common shares - basic and diluted	131,688	111,592

Net loss per share attributable to common stockholders - basic and diluted	$(0.14)	$(0.13)

Due to the Company’s net loss position for the three months ended September 30, 2019 and 2018, all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. For the three months ended September 30, 2019, 0.4 million unvested performance-based RSUs were not included in the computation of basic and diluted net loss per share as certain performance criteria had not been satisfied, and options to purchase 0.2 million shares of common stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive.

For the three months ended September 30, 2018, 0.8 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria had not been satisfied, and options to purchase 0.1 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended September 30, 2018, 16.7 million as-if converted shares of the Series B Preferred Stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the three months ended September 30, 2018, $2.1 million unpaid dividends to holders of the Series B Preferred Stock were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net loss attributable to common stockholders.

The computations of basic and diluted net loss per share for the nine months ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(58,336)	$(13,854)

Denominator:
Weighted average outstanding common shares - basic and diluted	122,816	107,840

Net loss per share attributable to common stockholders - basic and diluted	$(0.47)	$(0.13)

Due to the Company’s net loss for the nine months ended September 30, 2019, all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. For the nine months ended September 30, 2019, 0.4 million unvested performance-based RSUs were not included in the computation of basic and diluted net loss per share as certain performance criteria had not been satisfied, and options to purchase 0.2 million shares of common stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive.

For the nine months ended September 30, 2018, 0.7 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria had not been satisfied, and options to purchase 0.3 million shares of common stock were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the nine months ended September 30, 2018, 3.0 million and 16.7 million as-if converted shares of the Series A Preferred Stock and Series B Preferred Stock, respectively, were not included in the computation of diluted net income per share, as the effect would be anti-dilutive. For the nine months ended September 30, 2018, $4.2 million unpaid dividends to holders of the Series B Preferred Stock were not declared or accrued as a result of all cash dividends being suspended, but such amounts were deducted to arrive at net loss attributable to common stockholders.

11. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company's satellite constellation hosts the AireonSM system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $43.1 million had been paid as of September 30, 2019. During October 2019, the Company received an additional $11.0 million from Aireon related to hosting fees. Aireon also pays power fees of approximately $2.8 million per year (the “Hosting Agreement”), as well as data services fees of up to approximately $19.8 million per year for the delivery of the air traffic surveillance data (the “Data Services Agreement”). The Aireon ADS-B receivers were activated on an individual basis as the satellite on which the receiver is hosted began carrying traffic. Pursuant to ASU 2016-02, the Company considers the agreement with Aireon related to the hosting as an operating lease. The Company had previously determined there was not sufficient support that Aireon would be able to make the payments due under the Hosting Agreement. Beginning in the second quarter of 2018, the Company began receiving payments due under the Hosting Agreement and recognizing the related revenue. During the three and nine months ended September 30, 2019, the Company recorded $4.0 million and $11.9 million related to this agreement, respectively. During the three and nine months ended September 30, 2018, the Company recorded $3.3 million and $10.2 million related to this agreement, respectively.

In December 2018, in connection with Aireon's entry into a debt facility, the Company and the other Aireon investors contributed their respective interests in Aireon into a new holding company, Aireon Holdings LLC, and entered into an Amended and Restated Aireon Holdings LLC Agreement. Aireon Holdings LLC holds 100% of the membership interests in Aireon LLC, which remains the operating entity. At September 30, 2019, the Company had a fully diluted ownership stake in Aireon Holdings LLC of approximately 35.7%, subject to certain redemption provisions contained in the Amended and Restated Limited Liability Company Agreement.

Under the Data Services Agreement, Aireon pays the Company monthly data service payments on a per satellite basis. The Company recorded data service revenue from Aireon of $3.2 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively, and $9.4 million and $6.2 million during the nine months ended September 30, 2019 and 2018, respectively.

Under two services agreements, the Company also provides administrative services and support services, including services relating to Aireon's hosted payload operations center to Aireon, which are paid monthly. Aireon receivables due to the Company under all agreements totaled $1.3 million and $1.0 million at September 30, 2019 and December 31, 2018, respectively.

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

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 100 service providers, approximately 250 value-added resellers, or VARs, and approximately 90 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business.

At September 30, 2019, we had approximately 1,269,000 billable subscribers worldwide, representing an increase of 16% from approximately 1,092,000 billable subscribers at September 30, 2018. We have a diverse customer base, with end users in the following lines of business: land mobile, maritime, aviation, Internet of Things, or IoT, hosted payloads and other data services and the U.S. government.

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

Our new constellation also hosts the AireonSM system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the upgraded satellites. We formed Aireon LLC in 2011, with subsequent investments from the air navigation service providers, or ANSPs, of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to provide the service to our co-investors in Aireon and other ANSPs. Aireon is also offering to provide the service to other customers worldwide, including the U.S. Federal

Aviation Administration, or FAA. Last year, the FAA announced that it will run operational trials of the Aireon service beginning in 2020. Aireon has contracted to pay us fees to host the ADS-B receivers on our constellation. As of September 30, 2019, Aireon has made payments of $43.1 million for a portion of its hosting fees. During October 2019, we received an additional $11.0 million from Aireon related to hosting fees. Aireon also pays us fees for power and data services in connection with the delivery of the air traffic surveillance data over the upgraded constellation on a per satellite basis, which will increase in rate once Aireon meets a customer milestone, which we expect to occur later this year. In addition, we have entered into an agreement with Harris Corporation, the manufacturer of the Aireon hosted payload, pursuant to which Harris pays us fees for the remaining hosted payload capacity it has sold to its customers; Harris also pays us data service fees on behalf of these customers.

Recent Developments
U.S. Government Contracts
On September 13, 2019, we entered into a multi-year, fixed price contract with the U.S. Air Force Space Command, or AFSPC, for Enhanced Mobile Satellite Services, or the EMSS Contract. Under the EMSS Contract, which was effective as of September 15, 2019, we will provide satellite airtime services, including unlimited global standard and secure voice, paging, fax, Short Burst Data®, Iridium Burst®, RUDICS and Distributed Tactical Communications System, or DTCS, services for an unlimited number of U.S. Department of Defense, or DoD, and other federal government subscribers. We may provide other services, such as Iridium Certus®, to the U.S. government under separate arrangements for an additional fee. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies. In addition, we intend to invest approximately $10-$12 million over the next three years in support of the U.S. government to implement enhanced services at its dedicated gateway, which we will account for as additional cost of services. Pursuant to federal acquisition regulations, the U.S. government may terminate the EMSS Contract, in whole or in part, at any time. The fixed-price rate in each of the seven contract years is as follows:

Contract Year	Fixed Price Rate
(in millions)
Year 1: 2019/2020	$100.0
Year 2: 2020/2021	103.0
Year 3: 2021/2022	106.0
Year 4: 2022/2023	106.0
Year 5: 2023/2024	106.0
Year 6: 2024/2025	107.0
Year 7: 2025/2026	110.5
Total Contract Value	$738.5
We provide maintenance services for the DoD's dedicated gateway pursuant to our Gateway Maintenance and Support Services contract, or the GMSS Contract, which was most recently entered into in March 2019 and is also managed by the AFSPC. This agreement provided for an initial six-month base term which expired on September 30, 2019. The DoD exercised the first of four available one-year options which extends the GMSS Contract service term to September 30, 2020. If the U.S. government elects to exercise all of the remaining one-year options, the total value of the GMSS Contract to us will be approximately $54.1 million. Pursuant to federal acquisition regulations, the U.S. government may terminate the GMSS Contract, in whole or in part, at any time.

Material Trends and Uncertainties

Our industry and customer base have historically grown as a result of:

•	demand for remote and reliable mobile communications services;

•	a growing number of new products and services and related applications;

•	development and implementation of our hosted payloads;

•	a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;

•	increased demand for communications services by disaster and relief agencies, and emergency first responders;

•	improved data transmission speeds for mobile satellite service offerings;

•	regulatory mandates requiring the use of mobile satellite services;

•	a general reduction in prices of mobile satellite services and subscriber equipment; and

•	geographic market expansion through the ability to offer our services in additional countries.
Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•	our ability to maintain the health, capacity, control and level of service of our satellites, including our hosted payloads;

•	our ability to develop and launch new and innovative products and services;

•	our ability to generate sufficient internal cash flows to support our ongoing business and to satisfy our debt service obligations;

•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	market acceptance of our products;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

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

Comparison of Our Results of Operations for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,				Change
	2019	% of Total Revenue	2018	% of Total Revenue	Dollars	Percent
($ in thousands)
Revenue:
Services	$115,853	80%	$105,741	77%	$10,112	10%
Subscriber equipment	21,375	15%	26,130	19%	(4,755)	(18)%
Engineering and support services	7,557	5%	4,893	4%	2,664	54%
Total revenue	144,785	100%	136,764	100%	8,021	6%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	23,581	16%	22,226	16%	1,355	6%
Cost of subscriber equipment	12,862	9%	14,074	10%	(1,212)	(9)%
Research and development	2,822	2%	5,058	4%	(2,236)	(44)%
Selling, general and administrative	22,934	16%	27,255	20%	(4,321)	(16)%
Depreciation and amortization	74,575	52%	62,140	46%	12,435	20%
Total operating expenses	136,774	95%	130,753	96%	6,021	5%
Operating income	8,011	5%	6,011	4%	2,000	33%

Other expense:
Interest expense, net	(30,493)	(21)%	(20,145)	(15)%	(10,348)	51%
Other income (expense), net	26	—%	(379)	—%	405	(107)%
Total other expense, net	(30,467)	(21)%	(20,524)	(15)%	(9,943)	48%
Loss before income taxes	(22,456)	(16)%	(14,513)	(11)%	(7,943)	55%
Income tax benefit	4,444	3%	1,657	2%	2,787	168%
Net loss	$(18,012)	(12)%	$(12,856)	(9)%	$(5,156)	40%

Revenue
Commercial Service Revenue

	Three Months Ended September 30,
	2019			2018			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$52.9	371	$48	$51.5	367	$47	$1.4	4	$1
Commercial IoT data	25.3	767	11.36	22.6	612	12.71	2.7	155	(1.35)
Hosted payload and other data services	12.0	N/A		9.6	N/A		2.4	N/A
Total Commercial	$90.2	1,138		$83.7	979		$6.5	159

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

For the three months ended September 30, 2019, total commercial service revenue increased $6.5 million, or 8%, as a result of strengthening across all commercial service lines compared to the prior year period. Commercial IoT data revenue increased $2.7 million, or 12%, from the prior year period. This increase was principally due to a 25% increase in commercial IoT data billable subscribers, primarily from continued strength in consumer personal communications devices. These products comprised an increased proportion of total subscribers, contributing to a decline in related ARPU. Hosted payload and other data revenue increased $2.4 million from the prior year period, which was primarily due to an increase in the number of Iridium NEXT satellites in service. Commercial voice and data revenue increased $1.4 million, or 3%, from the prior year period, principally due to increased broadband subscribers.
We anticipate continued growth in billable commercial subscribers through the remainder of 2019.
Government Service Revenue

	Three Months Ended September 30,
	2019		2018		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$25.6	131	$22.0	113	$3.6	18

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our EMSS Contract. Under the terms of this agreement, authorized customers utilize certain Iridium airtime services provided through the DoD’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to the services. In September 2019, we entered into a new seven-year EMSS Contract for $738.5 million. Immediately prior to the EMSS Contract, we were providing airtime service to the U.S. government under month-to-month extension contracts at varying rates upon the expiration of our previous EMSS contract on April 21, 2019. For the three months ended September 30, 2019, government service revenue increased $3.6 million as a result of the month-to-month extension contracts exercised by the U.S. government while the EMSS Contract was being negotiated and the higher monthly rate once the EMSS Contract was executed and became effective on September 15, 2019.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $4.8 million, or 18%, for the three months ended September 30, 2019 compared to the prior year period, primarily due to a decrease in volume of handset sales and L-band transceiver unit sales, partially offset by an increase in the volume of Short Burst Data devices and Iridium Certus devices. Handset sales in 2018 were abnormally strong.
Engineering and Support Service Revenue

	Three Months Ended September 30,
	2019	2018	Change
	(Revenue in millions)
Commercial	$0.8	$0.3	$0.5
Government	6.8	4.6	2.2
Total	$7.6	$4.9	$2.7
Engineering and support service revenue increased $2.7 million, or 54%, for the three months ended September 30, 2019 compared to the prior year period primarily as a result of an increase in the volume of contracted work to enable services for the U.S. government.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $1.4 million, or 6%, for the three months ended September 30, 2019 from the prior year period, primarily as a result of an increase in the volume of contracted engineering and support services, as noted above. The increase was also driven by higher satellite operations support associated with a greater number of upgraded satellites in service during the current period, corresponding with higher levels of activity directed towards operating the completed system. These increases were partially offset by a decrease in in-orbit insurance costs, which are amortized over a one-year period from the in-service date, as we have completed the placement of upgraded satellites in-orbit.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $1.2 million, or 9%, for the three months ended September 30, 2019 compared to the prior year period primarily due to the decreased volume of handset sales, offset in part by an increase in warranty and inventory reserves.
Research and Development
Research and development expenses decreased by $2.2 million, or 44%, for the three months ended September 30, 2019 compared to the prior year period due to decreased spend on devices for our upgraded network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses decreased by $4.3 million, or 16%, for the three months ended September 30, 2019 compared to the prior year period, primarily due to a decrease in stock appreciation rights expense resulting from changes in our stock valuation between the respective reporting periods, and decreases in other professional fees including legal and regulatory fees.
Depreciation and Amortization
Depreciation and amortization expense increased by $12.4 million, or 20%, for the three months ended September 30, 2019 compared to the prior year period, primarily due to the increased number of upgraded satellites in service during the current period as we completed the replacement of our first-generation satellites in the first quarter of 2019.

Other Expense
Interest Expense, Net
Interest expense, net increased $10.3 million for the three months ended September 30, 2019 compared to the prior year period. The increase in interest expense is primarily related to a decrease in the credit facility interest being capitalized as the average balance of satellites in construction decreased as upgraded satellites were completed, partially offset by decreased interest expense on the lower average outstanding principal balance under the credit facility.
Income Tax Benefit
For the three months ended September 30, 2019, our income tax benefit was $4.4 million, compared to income tax benefit of $1.7 million for the prior year period. The increase in income tax benefit is primarily related to an increase in loss before income taxes compared to the prior year.
Net Loss
Net loss was $18.0 million for the three months ended September 30, 2019, compared to a net loss of $12.9 million for the prior year period, primarily resulting from the $12.4 million increase in depreciation and amortization expense and the $10.3 million increase in interest expense, net, as described above, partially offset by the $8.0 million increase in total revenues and the $4.3 million decrease in selling, general and administrative expenses.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,				Change
	2019	% of Total Revenue	2018	% of Total Revenue	Dollars	Percent
($ in thousands)
Revenue:
Services	$333,601	79%	$299,449	77%	$34,152	11%
Subscriber equipment	65,803	16%	77,777	20%	(11,974)	(15)%
Engineering and support services	22,166	5%	13,617	3%	8,549	63%
Total revenue	421,570	100%	390,843	100%	30,727	8%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	71,709	17%	63,822	16%	7,887	12%
Cost of subscriber equipment	38,663	9%	44,907	11%	(6,244)	(14)%
Research and development	10,718	3%	15,207	4%	(4,489)	(30)%
Selling, general and administrative	67,744	16%	74,016	19%	(6,272)	(8)%
Depreciation and amortization	222,617	53%	151,096	38%	71,521	47%
Total operating expenses	411,451	98%	349,048	88%	62,403	18%
Operating income	10,119	2%	41,795	12%	(31,676)	(76)%

Other expense:
Interest expense, net	(85,283)	(20)%	(37,295)	(10)%	(47,988)	129%
Other expense, net	(926)	—%	(277)	—%	(649)	234%
Total other expense, net	(86,209)	(20)%	(37,572)	(10)%	(48,637)	129%
Income (loss) before income taxes	(76,090)	(18)%	4,223	2%	(80,313)	(1,902)%
Income tax benefit (expense)	21,948	5%	(10,025)	(3)%	31,973	(319)%
Net loss	$(54,142)	(13)%	$(5,802)	(1)%	$(48,340)	833%

Revenue
Commercial Service Revenue

	Nine Months Ended September 30,
	2019			2018			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$151.9	371	$46	$143.9	367	$44	$8.0	4	$2
Commercial IoT data	71.7	767	11.27	63.3	612	12.54	8.4	155	(1.27)
Hosted payload and other data services	37.9	N/A		26.3	N/A		11.6	N/A
Total Commercial	$261.5	1,138		$233.5	979		$28.0	159

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

For the nine months ended September 30, 2019, total commercial service revenue increased $28.0 million, or 12%, primarily due to increased revenue across all commercial services compared to the prior period. Hosted payload and other data service revenue increased $11.6 million, or 44%, primarily due to revenue recognition from hosting services related to Aireon and Harris and increased data services due to an increase in the number of upgraded satellites in service. Commercial IoT data revenue increased $8.4 million, or 13%, from the prior year period primarily due to a 25% increase in commercial IoT data billable subscribers primarily from continued strength in consumer personal communications devices. This higher volume of new personal communication subscribers caused overall IoT ARPU to be lower. Commercial voice and data revenue increased $8.0 million, or 6%, from the prior year period. This increase was principally due to an increase in ARPU resulting from certain price increases in access and roaming fees that were implemented during the second quarter of 2018.

We anticipate continued growth in billable commercial subscribers through the remainder of 2019.

Government Service Revenue

	Nine Months Ended September 30,
	2019		2018		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$72.1	131	$66.0	113	$6.2	18

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our EMSS Contract. Under the terms of this agreement, authorized customers utilize certain Iridium airtime services provided through the DoD’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to the services. In September 2019, we entered into a new seven-year EMSS Contract for $738.5 million. Immediately prior to the EMSS Contract, we were providing airtime service to the U.S. government under month-to-month extension contracts at varying rates upon the expiration of our previous EMSS contract on April 21, 2019. For the nine months ended September 30, 2019, government service revenue increased $6.2 million as a result of the month-to-month extension contracts exercised by the U.S. government while the EMSS Contract was being negotiated and the higher monthly rate once the EMSS Contract was executed and effective on September 15, 2019.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $12.0 million, or 15%, for the nine months ended September 30, 2019 compared to the prior year period, primarily due to a decrease in volume of handset sales and Iridium Pilot® unit sales, partially offset by an increase in the volume of Short Burst Data devices and Iridium Certus devices. Handset sales in 2018 were abnormally strong.
Engineering and Support Service Revenue

	Nine Months Ended September 30,
	2019	2018	Change
	(Revenue in millions)
Commercial	$1.9	$0.5	$1.4
Government	20.3	13.1	7.2
Total	$22.2	$13.6	$8.6
Engineering and support service revenue increased $8.6 million, or 63%, for the nine months ended September 30, 2019 compared to the prior year period primarily as a result of an increase in the volume of contracted work to enable services for the U.S. government.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $7.9 million, or 12%, for the nine months ended September 30, 2019 from the prior year period, primarily as a result of an increase in the volume of contracted engineering and support services as noted above. This increase was also driven by higher satellite operations support associated with a greater number of upgraded satellites in service during the current period, corresponding with higher levels of activity directed towards operating the completed system. These increases were partially offset by a decrease in in-orbit insurance costs, which are amortized over a one-year period from the in-service date, as we have completed the placement of upgraded satellites in-orbit.
Cost of Subscriber Equipment
Cost of subscriber equipment decreased by $6.2 million, or 14%, for the nine months ended September 30, 2019 compared to the prior year period primarily due to the decreased volume of handset and Iridium Pilot unit sales.
Research and Development
Research and development expenses decreased by $4.5 million, or 30%, for the nine months ended September 30, 2019 compared to the prior year period due to decreased spend on devices for our upgraded network.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $6.3 million, or 8%, for the nine months ended September 30, 2019 compared to the prior year period, primarily due to a decrease in stock appreciation rights expense resulting from changes in our stock valuation between the respective reporting periods, and decreases in other professional fees including regulatory fees.
Depreciation and Amortization
Depreciation and amortization expense increased by $71.5 million, or 47%, for the nine months ended September 30, 2019 compared to the prior year period, primarily due to the increased number of upgraded satellites in service during the current period as we completed the replacement of our first-generation satellites in the first quarter of 2019.
Other Expense
Interest Expense, Net
Interest expense, net increased $48.0 million for the nine months ended September 30, 2019 compared to the prior year period. The increase in interest expense is primarily related to a decrease in the credit facility interest being capitalized as the average balance of satellites in construction decreased as upgraded satellites were completed. In addition, during the nine months ended September 30, 2019, we incurred approximately $27.7 million in interest on our outstanding senior unsecured promissory notes, or the Notes. The Notes were issued in March 2018, resulting in only six months of interest in the prior year period or approximately $19.5 million.

Income Tax Benefit (Expense)
For the nine months ended September 30, 2019, our income tax benefit was $21.9 million, compared to income tax expense of $10.0 million for the prior year period. The decrease in income tax expense is primarily related to a decrease in income before income taxes compared to the prior year, as well as nonrecurring adjustments to our deferred tax assets and liabilities related to state law changes and stock compensation.
Net Loss
Net loss was $54.1 million for the nine months ended September 30, 2019, compared to net loss of $5.8 million for the prior year period, primarily resulting from the $71.5 million increase in depreciation and amortization expense and the $48.0 million increase in interest expense, net, as described above, partially offset by the $30.7 million increase in total revenues and the $32.0 million decrease in income tax expense, as described above.

Liquidity and Capital Resources

As of September 30, 2019, our total cash and cash equivalents balance was $171.6 million. Our principal sources of liquidity are cash and cash equivalents, as well as internally generated cash flows. Our principal liquidity requirements over the next twelve months are primarily principal and interest on the Credit Facility, or as discussed below, the Term Loan B, and interest on the Notes.

On October 21, 2019, we announced the pricing of a $1,450.0 million term loan B and an accompanying $100.0 million revolving loan. As previously announced, we intend to use the proceeds of the term loan B facility and cash in our debt service reserve account to repay in full all of the indebtedness outstanding under the Credit Facility, as well as related expenses. The term loan B facility will be issued at a price equal to 99.5% of its face value and will bear interest at an annual rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor and will have a seven-year maturity. The revolver will bear interest at the same rate (but with a 0.0% LIBOR floor) if and as drawn and will have a five-year maturity. The term loan B and revolving facilities are expected to close on November 4, 2019, subject to customary closing conditions.

The aggregate costs associated with the design, build and launch of our upgraded constellation and related infrastructure upgrades were approximately $3 billion. We paid for these costs using the substantial majority of our $1.8 billion Credit Facility together with cash and cash equivalents on hand and internally generated cash flows.

In March 2018, we issued $360.0 million aggregate principal amount of Notes, before $9.0 million of net deferred financing costs, for net proceeds of $351.0 million from the Notes. The Notes bear interest at 10.25% per annum and mature on April 15, 2023. Interest is payable semi-annually on April 15 and October 15, and outstanding principal amounts will be due in full upon maturity. The proceeds of the Notes also provided us with additional cash to make principal and interest payments under our Credit Facility and interest payments on the Notes. We were in compliance with all covenants under the Notes as of September 30, 2019.

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

As of September 30, 2019, we reported $1,495.0 million in borrowings under the Credit Facility in our condensed consolidated balance sheet, net of $63.8 million of deferred financing costs, for an aggregate balance of $1,558.8 million under the Credit Facility. Pursuant to the Credit Facility, we maintain the DSRA. As of September 30, 2019, the DSRA balance was $195.1 million, which is classified as restricted cash and cash equivalents in our condensed consolidated balance sheet. This amount includes a minimum cash reserve for debt service related to the Credit Facility as well as the interest earned on these amounts. In addition to the minimum debt service levels, financial covenants under the Credit Facility, as amended to date, include:

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

•
specified maximum leverage levels during the repayment period that decline from a ratio of 6.76 to 1 for the twelve months ending December 31, 2019 to a ratio of 2.00 to 1 for the twelve months ending December 31, 2024; and

•	a requirement that we receive at least $200.0 million in hosting fees from Aireon by December 31, 2023.

Our available cash balance, as defined by the Credit Facility, was $171.6 million as of September 30, 2019. Our debt-to-equity ratio was 0.54 to 1 as of June 30, 2019, the last point at which it was required to be measured. Our debt service coverage ratio was 2.7 as of June 30, 2019, the last point at which it was required to be measured, and our leverage was 5.7 to 1 for the twelve months ended June 30, 2019, the last point at which it was required to be measured. We were also in compliance with the annual capital expenditures covenant as of December 31, 2018, the last point at which it was required to be measured.

The covenant regarding capital expenditures is calculated in connection with a measurement, which we refer to as available cure amount, that is derived using a complex calculation based on overall cash flows, as adjusted by numerous measures specified in the Credit Facility. In a period in which our capital expenditures exceed the amount specified in the respective covenant, we would be permitted to allocate available cure amount, if any, to prevent a breach of the applicable covenant. As of June 30, 2019, the last point at which it was required to be measured, we had an available cure amount of $57.3 million, although it was not necessary for us to apply any available cure amount to maintain compliance with the covenants. The available cure amount has fluctuated significantly from one measurement period to the next, and we expect that it will continue to do so.

The covenants also place limitations on our ability and that of our subsidiaries to carry out mergers and acquisitions, dispose of assets, grant security interests, declare, make or pay dividends, enter into transactions with affiliates, incur additional indebtedness, or make loans, guarantees or indemnities.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Cash provided by operating activities	$142,451	$225,538	$(83,087)
Cash used in investing activities	$(112,756)	$(282,251)	$169,495
Cash (used in) provided by financing activities	$(128,681)	$241,647	$(370,328)
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2019 decreased by $83.1 million from the prior year period principally due to the increase in net loss and to an increase in working capital of approximately $84.3 million related to a decrease in accrued expenses as a result of the increase in interest payments included within operations, a decrease in net deferred revenue in the current year as we received greater hosting payments during the prior nine-month period, as well as an increase in inventory primarily associated with last-time purchases of manufacturers' discontinued parts.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 decreased by $169.5 million compared to the prior year period primarily due to a decrease in capital expenditures as we completed payments for the construction of our upgraded constellation.
Cash Flows from Financing Activities
Net cash used in financing activities was $128.7 million for the nine months ended September 30, 2019, compared to net cash provided by financing activities of $241.6 million for the nine months ended September 30, 2018. The prior year period included cash provided by the issuance of the Notes in March 2018, partially offset by the extinguishment of the Thales Alenia Space bills of exchange, whereas the current year period includes increased principal repayments under the Credit Facility. See Note 6 to our condensed consolidated financial statements included in this report for further discussion of our indebtedness.

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
Seasonality
Our results of operations have been subject to seasonal usage changes for commercial customers, and our results will be affected by similar seasonality going forward. March through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. U.S. government revenue, commercial IoT revenue and hosted payload revenue have been less subject to seasonal usage changes.
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
We have outstanding an aggregate of $1,558.8 million under the Credit Facility as of September 30, 2019. A portion of the draws we made under the Credit Facility bear interest at a floating rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.95% and will, accordingly, subject us to interest rate fluctuations in future periods. A one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the three or nine months ended September 30, 2019.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors described in the annual report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description

10.1†	Contract for Enhanced Satellite Services between Iridium LLC and Air Force Space Command, effective September 15, 2019.
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed with the Securities and Exchange Commission on October 29, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i)   Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018;
(ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018;
(iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and
(iv) Notes to Condensed Consolidated Financial Statements.

†
Certain portions of this exhibit, indicated by asterisks, have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are not material and would likely cause competitive harm to the registrant if publicly disclosed.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: October 29, 2019