Form 10-Q
period 2020-03-31
Iridium Communications Inc.
filed 2020-04-28
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 22, 2020 was 132,228,020.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,289	$223,561
Accounts receivable, net	64,485	68,697
Inventory	37,695	39,938
Prepaid expenses and other current assets	10,793	10,739
Total current assets	180,262	342,935
Property and equipment, net	3,110,867	3,180,799
Intangible assets, net	46,591	46,977
Other assets	53,346	52,846
Total assets	$3,391,066	$3,623,557
Liabilities and stockholders' equity
Current liabilities:
Short-term secured debt	$16,500	$10,875
Accounts payable	8,913	6,713
Accrued expenses and other current liabilities	26,819	49,293
Interest payable	247	7,790
Deferred revenue	36,848	39,080
Total current liabilities	89,327	113,751
Long-term secured debt, net	1,606,881	1,412,501
Long-term senior unsecured notes, net	—	352,994
Deferred income tax liabilities, net	175,672	188,653
Deferred revenue, net of current portion	61,649	67,092
Other long-term liabilities	43,744	29,284
Total liabilities	1,977,273	2,164,275
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 300,000 shares authorized; 132,227 and 131,632 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	132	132
Additional paid-in capital	1,136,135	1,134,048
Retained earnings	300,267	331,969
Accumulated other comprehensive loss, net of tax	(22,741)	(6,867)
Total stockholders' equity	1,413,793	1,459,282
Total liabilities and stockholders' equity	$3,391,066	$3,623,557

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Services	$115,975	$106,951
Subscriber equipment	22,263	21,008
Engineering and support services	7,049	5,726
Total revenue	145,287	133,685

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	21,978	22,521
Cost of subscriber equipment	12,274	12,431
Research and development	2,444	3,611
Selling, general and administrative	20,825	23,841
Depreciation and amortization	75,944	72,914
Total operating expenses	133,465	135,318
Operating income (loss)	11,822	(1,633)

Other expense, net:
Interest expense, net	(26,444)	(25,597)
Loss on extinguishment of debt	(30,209)	(207)
Other income (expense), net	447	(326)
Total other expense, net	(56,206)	(26,130)
Loss before income taxes	(44,384)	(27,763)
Income tax benefit	12,682	9,739
Net loss	(31,702)	(18,024)
Series B preferred stock dividends, undeclared	—	2,097
Net loss attributable to common stockholders	$(31,702)	$(20,121)
Weighted average shares outstanding - basic and diluted	132,645	113,038
Net loss attributable to common stockholders per share - basic and diluted	$(0.24)	$(0.18)
Comprehensive loss:
Net loss	$(31,702)	$(18,024)
Foreign currency translation adjustments, net of tax	(3,986)	726
Unrealized loss on cash flow hedges, net of tax (see Note 6)	(11,888)	—
Comprehensive loss	$(47,576)	$(17,298)

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Total stockholders' equity, beginning balances	$1,459,282	$1,601,577

Common stock:
Beginning balances	132	112
Stock options exercised and awards vested	—	1
Ending balances	132	113

Additional paid-in capital:
Beginning balances	1,134,048	1,108,550
Stock-based compensation	4,100	3,780
Stock options exercised and awards vested	1,171	2,126
Stock withheld to cover employee taxes	(3,184)	(3,486)
Ending balances	1,136,135	1,110,970

Retained earnings:
Beginning balances	331,969	501,712
Net loss	(31,702)	(18,024)
Ending balances	300,267	483,688

Accumulated other comprehensive loss, net of tax:
Beginning balances	(6,867)	(8,797)
Cumulative translation adjustments, net of tax	(3,986)	725
Unrealized loss on cash flow hedge, net of tax	(11,888)	—
Ending balances	(22,741)	(8,072)

Total stockholders' equity, ending balances	$1,413,793	$1,586,699

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(31,702)	$(18,024)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(17,150)	(9,873)
Depreciation and amortization	75,944	72,914
Loss on extinguishment of debt	30,209	207
Stock-based compensation (net of amounts capitalized)	3,698	3,327
Amortization of deferred financing fees	890	4,836
All other items, net	(64)	36
Changes in operating assets and liabilities:
Accounts receivable	3,600	2,627
Inventory	2,300	(7,649)
Prepaid expenses and other current assets	(688)	821
Other assets	2,769	671
Accounts payable	2,320	3,863
Accrued expenses and other current liabilities	(20,117)	(20,195)
Interest payable	(7,071)	23,400
Deferred revenue	(6,607)	(8,012)
Other long-term liabilities	2,482	(829)
Net cash provided by operating activities	40,813	48,120

Cash flows from investing activities:
Capital expenditures	(9,487)	(34,643)
Purchase of other investments	—	(10,000)
Net cash used in investing activities	(9,487)	(44,643)

Cash flows from financing activities:
Borrowings under the Term Loan	202,000	—
Repayments on the senior unsecured notes, including extinguishment costs	(383,451)	—
Payment of deferred financing fees	(2,562)	—
Proceeds from exercise of stock options	1,172	2,126
Tax payment upon settlement of stock awards	(3,184)	(3,486)
Net cash used in financing activities	(186,025)	(1,360)

Effect of exchange rate changes on cash and cash equivalents	(1,573)	1,281
Net (decrease) increase in cash and cash equivalents	(156,272)	3,398
Cash, cash equivalents, and restricted cash, beginning of period	223,561	465,287
Cash, cash equivalents, and restricted cash, end of period	$67,289	$468,685

See notes to unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$33,366	$419
Income taxes paid, net	$254	$280

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$2,285	$2,642
Interest capitalized but not paid	$—	$6,084
Capitalized amortization of deferred financing costs	$21	$1,489
Capitalized stock-based compensation	$402	$452

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
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10‑K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020.

2. Significant Accounting Policies

Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance introduces a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. Adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements and related disclosures and no cumulative adjustment was recorded.

Recent Accounting Developments Not Yet Adopted

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

The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying value of the following financial instruments approximated their fair values as of March 31, 2020 and 2019: cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2.

Leases

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

Derivative Financial Instruments

The Company uses interest rate swap agreements to manage its exposures to fluctuating interest rate risk on variable rate debt. Derivatives are measured at fair value and are recorded on the balance sheet within other assets and other long-term liabilities. The Company’s derivatives are designated as cash flow hedges, with the effective portion of the changes in fair value of the derivatives recorded in accumulated other comprehensive loss within the Company’s consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of cash flow hedges would be recorded in current earnings. Within the consolidated statement of operations and comprehensive income, the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item used for any gains or losses associated with the hedged items. Cash flows from hedging activities are included in operating activities within the company’s consolidated statements of cash flows, which is the same category as the items being hedged. See Note 6 for further information.

3. Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and Cash Equivalents

The following table summarizes the Company’s cash and cash equivalents:

	March 31, 2020	December 31, 2019	Recurring Fair Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$11,247	$13,943
Money market funds	56,042	209,618	Level 2
Total cash and cash equivalents	$67,289	$223,561

4. Leases

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (see Note 11) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s upgraded satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently expected to be approximately 12.5 years. Lease income related to these agreements was $5.4 million and $5.5 million during the three months ended March 31, 2020 and 2019, respectively. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Both Aireon and L3Harris have made payments pursuant to their hosting agreements and will continue to do so. Future income with respect to the Company's operating leases in which it is the lessor existing at March 31, 2020, exclusive of the $5.4 million recognized during the three months ended March 31, 2020, by year and in the aggregate, is as follows:

Year Ending December 31,	Amount
(in thousands)
2020	16,084
2021	21,445
2022	21,445
2023	21,445
2024	21,445
Thereafter	120,352
Total lease income	$222,216

5. Debt

Term Loan and Revolving Facility

On November 4, 2019, pursuant to a new loan agreement (the “Credit Agreement”), the Company entered into a $1,450.0 million term loan with various lenders and Deutsche Bank AG New York Branch as the Administrative Agent and the Collateral Agent (the “Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Company used the proceeds of the Term Loan, along with its debt service reserve account and cash on hand, to prepay all of the indebtedness outstanding under the loan facility with Bpifrance Assurance Export S.A.S. as well as related expenses. The Term Loan was issued at a price equal to 99.5% of its face value and bears interest at an annual rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor and has a seven-year maturity. Interest is paid monthly on the last business day of the month. Principal is paid quarterly, beginning with the quarter ending June 30, 2020, at a rate of one percent per annum, with the remaining principal due upon maturity. The Revolving Facility bears interest at the same rate (but without a LIBOR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, and a five-year maturity.

On February 7, 2020, the Company closed on an additional $200.0 million under its Term Loan. On February 13, 2020, the Company used these proceeds, together with cash on hand, to prepay all of the indebtedness outstanding under the senior unsecured notes (the “Notes”), including premiums for early prepayment. The additional amount is fungible with the original $1,450.0 million, having the same maturity date, interest rate and other terms, but was issued at a 1.0% premium to face value. To prepay the Notes, the Company paid a call price equal to the present value at the redemption rate of (i) 105.125% of the $360.0 million principal amount of the Notes plus (ii) all interest due through the first call date in April 2020, representing a total call premium of $23.5 million, plus all accrued and unpaid interest to the redemption date.

As of March 31, 2020, the Company reported an aggregate of $1,650.0 million in borrowings under the Term Loan, before $26.6 million of net unamortized deferred financing costs, for a net principal balance of $1,623.4 million in borrowings in the accompanying condensed consolidated balance sheet. As of March 31, 2020, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the Company's $1,650.0 million in borrowings under the Term Loan due in 2026 was $1,551.0 million. The Company had not borrowed under the Revolving Facility as of March 31, 2020.

The Credit Agreement restricts the Company's ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement, and also contains a mandatory prepayment mechanism with respect to a portion of the Company's excess cash flow (as defined in the Credit Agreement). The Credit Agreement provides for specified exceptions, baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, as well as a phase-out of the mandatory excess cash flow prepayments, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions, subject to a 1% penalty in the event the facility is prepaid or repriced within the first six months.

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

Senior Unsecured Notes

As of March 31, 2020, the Company had fully paid down the total gross outstanding principal balance of the Notes, as discussed above. As of December 31, 2019, the Company reported an aggregate of $360.0 million in borrowings under the Notes, before $7.0 million of net unamortized deferred financing costs, for a net principal balance of $353.0 million in borrowings in the accompanying condensed consolidated balance sheet.

Interest on Debt

Total interest incurred during the three months ended March 31, 2020 and 2019 was $27.9 million and $36.4 million, respectively. Interest incurred includes amortization of deferred financing fees of $0.9 million and $6.4 million for the three months ended March 31, 2020 and 2019, respectively. Interest capitalized during the three months ended March 31, 2020 and 2019, was $0.7 million and $7.6 million, respectively. Accrued interest as of March 31, 2020 and December 31, 2019 was $0.2 million and $7.8 million, respectively.

6. Derivative Financial Instruments

The Company is exposed to interest rate fluctuations related to its Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rates by entering into offsetting positions through the use of interest rate swap contracts which result in recognizing a fixed interest rate for the portion of the Company’s variable rate debt to be hedged. This will reduce the negative impact of increases in the variable rates over the term of the contracts. These financial instruments are not used for trading or other speculative purposes. Historically, the Company has not incurred, and does not expect to incur in the future, any losses as a result of counterparty default.

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

Interest Rate Swaps

On November 27, 2019, the Company executed a long-term interest rate swap (“Swap”) effective through November 2021 to mitigate variability in forecasted interest payments on a portion of the Company’s borrowings under its Term Loan. On the last business day of each month, the Company receives variable interest payments based on one-month LIBOR from the counterparty. The Company also entered into an interest rate swaption agreement (“Swaption”) that, if executed on November 22, 2021, would extend the Company's Swap through November 2026. The Company pays a fixed annual rate of 0.50% for the Swaption and a fixed rate of 1.565% on the Swap. Both the Swap and the Swaption derivative instruments carry a notional amount of $1,000.0 million as of March 31, 2020. The Company designated both the Swap and Swaption as qualifying hedging instruments and accounted for these derivatives as cash flow hedges.

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

Fair Value of Derivative Instruments

As of March 31, 2020, the Company had a long-term liability balance for the fair value of the Swap in the amount of $9.3 million, recorded in other long-term liabilities. As of December 31, 2019, the Company had a long-term asset balance for the fair value of the Swap in the amount of $0.8 million, recorded in other long-term assets. As of March 31, 2020 and December 31, 2019, the Company had a long-term liability balance for the fair value of the Swaption in the amount of $6.9 million and $0.9 million, respectively, recorded in other long-term liabilities.

During the three months ended March 31, 2020, the Company incurred $1.0 million in net interest expense for both the Swap and the Swaption. The Company did not hold any cash flow hedges during the comparable prior year period. Gains and losses resulting from fair value adjustments to the Swap and Swaption are recorded within accumulated other comprehensive loss within the Company's condensed consolidated balance sheets and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the interest rate swaps are included in cash flows from operating activities on the condensed consolidated statements of cash flows. The amount of unrealized loss, net of a $4.2 million tax impact, recognized in accumulated other comprehensive loss in the condensed consolidated balance sheets related to the Company’s derivative financial instruments was $11.9 million during the three months ended March 31, 2020. There were no gains or losses related to derivative financial instruments during the comparable prior year period.

7. Stock-Based Compensation

In May 2019, the Company’s stockholders approved the amendment and restatement of the Company's 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. The Company registered with the SEC an additional 2,542,664 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 30,944,912 shares registered. As of March 31, 2020, the remaining aggregate number of shares of the Company's common stock available for future grants under the Amended 2015 plan was 11,834,074. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

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

The Company did not grant any stock options during the three-month period ended March 31, 2020. During the three months ended March 31, 2019, the Company granted approximately 139,000 stock options to its employees, with an estimated aggregate grant date fair value of $1.3 million.

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

Service-Based RSUs

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, certain members of the Company's board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 58,000 and 76,000 service-based RSUs were granted to the Company's directors as a result of these payments and elections during the first quarter of 2020 and 2019, respectively, with an estimated grant date fair value of $1.4 million, for each period.

During the three months ended March 31, 2020 and 2019, the Company granted approximately 632,000 and 629,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $17.1 million and $14.6 million, respectively.

During the three months ended March 31, 2019, the Company granted approximately 7,000 RSUs to non-employee consultants that are generally subject to service-based vesting. The RSUs will vest 50% on the first anniversary of the grant date, and the remaining 50% will vest quarterly thereafter through the second anniversary of the grant date. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the three months ended March 31, 2019 was $0.1 million. No grants have been made to non-employee consultants in 2020.

Performance-Based RSUs

In March 2020 and 2019, the Company granted approximately 115,000 and 125,000 annual incentive, performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $3.1 million and $2.9 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals over the respective fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2020 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the 2020 Bonus RSUs will vest, subject to continued employment, in March 2021. Substantially all of the 2019 Bonus RSUs vested in March 2020 upon the determination of the level of achievement of the performance goals.

Additionally, in March 2020 and 2019, the Company granted approximately 144,000 and 96,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs was $3.9 million for the 2020 grants and $2.2 million for the 2019 grants. Vesting of the Executive RSUs is dependent upon the Company’s achievement of specified performance goals over a two-year period (fiscal years 2020 and 2021 for the Executive RSUs granted in 2020 and fiscal years 2019 and 2020 for the Executive RSUs granted in 2019) and further subject to additional time-based vesting. Management believes it is probable that the Executive RSUs will vest at least in part. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case, subject to the executive's continued service as of the vesting date. During the three months ended March 31, 2020, the Company awarded approximately 20,000 additional shares underlying performance-based RSUs to the Company's executives for over-achievement of performance goal targets during 2018 and 2019 related to the Executive RSUs granted in 2018.

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company issued 1.0 million shares of preferred stock in the fourth quarter of 2012 and 0.5 million shares of preferred stock in the second quarter of 2014. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of March 31, 2020.

Series B Cumulative Perpetual Convertible Preferred Stock

In May 2014, the Company issued 0.5 million shares of its 6.75% Series B Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) in an underwritten public offering. Holders of Series B Preferred Stock were entitled to receive cumulative cash dividends at a rate of 6.75% per annum of the $250 liquidation preference per share (equivalent to an annual rate of $16.875 per share). Dividends were payable quarterly in arrears on each March 15, June 15, September 15 and December 15.

During the three months ended June 30, 2019, the Company's daily volume-weighted average stock price remained at or above $11.21 per share for a period of 20 out of 30 trading days, allowing for the conversion of the Series B Preferred Stock at the election of the Company. On May 15, 2019, the Company converted all outstanding shares of its Series B Preferred Stock into shares of common stock, resulting in the issuance of 16,627,632 shares of common stock. To convert the stock, the Company declared and paid all current and cumulative dividends to holders of record of Series B Preferred Stock as of May 8, 2019, resulting in a dividend payment of $8.4 million. As a result, the Company did not have any shares of Series B Preferred Stock outstanding as of March 31, 2020 and December 31, 2019.

9. Revenue

The following table summarizes the Company’s services revenue:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Commercial voice and data services	$42,240	$41,781
Commercial broadband	8,700	6,814
Commercial IoT data services	23,766	22,491
Hosted payload and other data services	16,269	13,865
Government services	25,000	22,000
Total services	$115,975	$106,951

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Commercial	$997	$225
Government	6,052	5,501
Total	$7,049	$5,726

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $12.4 million and $14.5 million during the three months ended March 31, 2020 and 2019. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated prepaid usage period. The contract assets not separately disclosed are as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
Contract Assets:
Commissions	$785	$1,116
Other contract costs	$3,156	$3,231

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

The computations of basic and diluted net loss per share for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(31,702)	$(20,121)

Denominator:
Weighted average outstanding common shares - basic and diluted	132,645	113,038

Net loss per share attributable to common stockholders - basic and diluted	$(0.24)	$(0.18)

Due to the Company’s net loss position for the three months ended March 31, 2020 and 2019, all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. For the three months ended March 31, 2020, 0.2 million unvested performance-based RSUs were not included in the computation of basic and diluted net loss per share as certain performance criteria had not been satisfied, and options to purchase 0.1 million shares of common stock were not included in the computation of diluted net loss per share, as the effect would be anti-dilutive.

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

11. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company's satellite constellation hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. In December 2018, in connection with Aireon's entry into a debt facility, the Company and the other Aireon investors contributed their respective interests in Aireon into a new holding company, Aireon Holdings LLC, and entered into an Amended and Restated Aireon Holdings LLC Agreement (the “Aireon Holdings LLC Agreement”). Aireon Holdings LLC holds 100% of the membership interests in Aireon LLC, which remains the operating entity. At March 31, 2020, the Company had a fully diluted ownership stake in Aireon Holdings LLC of approximately 35.7%, subject to certain redemption provisions contained in the Aireon Holdings LLC Agreement.

Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to an agreement with Aireon (“the Hosting Agreement”), Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $54.1 million had been paid as of March 31, 2020, as well as power fees of approximately $3.7 million per year. Pursuant to a separate data transmission services agreement (the “Data Services Agreement”), Aireon also pays the Company monthly data service fees on a per-satellite basis totaling $19.8 million per year for the delivery of the air traffic surveillance data through the Iridium network, as well as specified services relating to Aireon's hosted payload operations center. The Aireon ADS-B receivers were activated on an individual basis as the satellite on which the receiver is hosted began carrying traffic. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement as an operating lease. During the three months ended March 31, 2020 and 2019, the Company recorded $4.0 million and $3.9 million related to this agreement, respectively. For power and data service fees, the Company recorded revenue from Aireon of $6.3 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively.

Under two services agreements, the Company also provides administrative services and support services, which are paid monthly. Aireon receivables due to the Company under all agreements totaled $2.1 million and $1.4 million at March 31, 2020 and December 31, 2019, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on February 25, 2020 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. These risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. The important factors described under the caption “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on February 25, 2020 could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the first quarter of 2019, we completed the Iridium® NEXT program, which replaced our first-generation constellation of satellites with upgraded satellites that support new services and higher data speeds for new products. We deployed a total of 75 new satellites on eight Falcon 9 rockets launched by SpaceX, with 66 operational satellites, as well as in-orbit and ground spares, maintaining the same interlinked mesh architecture of our first-generation constellation.

Our new constellation also hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the upgraded satellites. We formed Aireon LLC in 2011, with subsequent investments from the air navigation service providers, or ANSPs, of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to provide the service to our co-investors in Aireon and to other ANSPs around the world, including the U.S. Federal Aviation Authority, or FAA. Aireon has also contracted to pay us a fee to host the ADS-B receivers on our constellation, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium network. As of March 31, 2020, Aireon has made payments of $54.1 million for a portion of its hosting fees. Aireon also pays us power and data services fees of up to approximately $23.5 million per year in the aggregate for the delivery of the air traffic surveillance data over the Iridium system. In addition, we have entered into an agreement with L3Harris Technologies, Inc., or L3 Harris, the manufacturer of the Aireon hosted payload, pursuant to which L3Harris pays us fees to allocate the remaining hosted payload capacity to its customers and data service fees on behalf of these customers.

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 110 service providers, approximately 270 value-added resellers, or VARs, and approximately 95 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business.

At March 31, 2020, we had approximately 1,332,000 billable subscribers worldwide, representing an increase of 16% from approximately 1,151,000 billable subscribers at March 31, 2019. We have a diverse customer base, with end users in the following lines of business: land mobile, maritime, aviation, Internet of Things, or IoT, hosted payloads and other data services and the U.S. government.

We recognize revenue from both the provision of services and the sale of equipment. Over the past several years, service revenue, including revenue from hosting and data services, has represented an increasing proportion of our revenue, and we expect that trend to continue.

Recent Developments
Term Loan

On February 7, 2020, we amended our term loan with various lenders and Deutsche Bank AG New York Branch as Administrative Agent and Collateral Agent, or the Term Loan, to borrow an additional $200.0 million in principal. On February 13, 2020, we used these proceeds, together with cash on hand, to prepay all of the indebtedness outstanding under the senior unsecured notes, or the Notes, including premiums for early prepayment. The additional amount is fungible with the original $1,450.0 million, having the same maturity date, interest rate and other terms, but was issued at a 1.0% premium to face value.

COVID-19

The COVID-19 pandemic and measures taken in response are currently affecting countries, communities and markets around the world. Like many other businesses, we started to see a slowdown in the final weeks of March as a result of this widespread economic shutdown. Our distributors are also experiencing business and operational restrictions, which limit their ability to visit customers, complete new installations, and close on new business opportunities. These disruptions are occurring as we enter the second and third quarters, in which we normally experience higher subscriber additions and higher usage, driving much of our growth in a typical year. Accordingly, following analysis of the expected effects on our business, including lower equipment sales, lower levels of subscriber growth, and the potential for increased customer use of lower-cost plans, we have substantially reduced our previously announced outlook for the coming year.  The ultimate effects of the COVID-19 pandemic are difficult to assess or predict with certainty at this time but may include additional risks. For further information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see “Risk Factors” in Part II, Item 1A of this Form 10-Q.

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
Nonetheless, we face a number of challenges and uncertainties in operating our business, including:

•
the effects of the COVID-19 pandemic on us and on Aireon, including on revenue, employee health and safety, employee productivity, and the financial health and effectiveness of our distributors and suppliers;

•	our ability to maintain the health, capacity, control and level of service of our satellites;

•	our ability to develop and launch new and innovative products and services;

•	changes in general economic, business and industry conditions, including the effects of currency exchange rates;

•	our reliance on a single primary commercial gateway and a primary satellite network operations center;

•	competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;

•	interference with our services caused by the repurposing of L-band satellite spectrum for terrestrial purposes;

•	market acceptance of our products;

•	regulatory requirements in existing and new geographic markets;

•	rapid and significant technological changes in the telecommunications industry;

•	our ability to generate sufficient internal cash flows to repay our debt;

•	reliance on our wholesale distribution network to market and sell our products, services and applications effectively;

•
reliance on single-source suppliers for the manufacture of most of our subscriber equipment and for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events, potentially including the COVID-19 pandemic; and

•
reliance on a few significant customers, particularly agencies of the U.S. government, for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,				Change
	2020	% of Total Revenue	2019	% of Total Revenue	Dollars	Percent
($ in thousands)
Revenue:
Services	$115,975	80%	$106,951	80%	$9,024	8%
Subscriber equipment	22,263	15%	21,008	16%	1,255	6%
Engineering and support services	7,049	5%	5,726	4%	1,323	23%
Total revenue	145,287	100%	133,685	100%	11,602	9%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	21,978	15%	22,521	17%	(543)	(2)%
Cost of subscriber equipment	12,274	9%	12,431	9%	(157)	(1)%
Research and development	2,444	2%	3,611	3%	(1,167)	(32)%
Selling, general and administrative	20,825	14%	23,841	18%	(3,016)	(13)%
Depreciation and amortization	75,944	52%	72,914	54%	3,030	4%
Total operating expenses	133,465	92%	135,318	101%	(1,853)	(1)%
Operating income (loss)	11,822	8%	(1,633)	(1)%	13,455	(824)%

Other expense:
Interest expense, net	(26,444)	(18)%	(25,597)	(19)%	(847)	3%
Loss on extinguishment of debt	(30,209)	(21)%	(207)	—%	(30,002)	14,494%
Other expense, net	447	—%	(326)	—%	773	(237)%
Total other expense, net	(56,206)	(39)%	(26,130)	(19)%	(30,076)	115%
Loss before income taxes	(44,384)	(31)%	(27,763)	(20)%	(16,621)	60%
Income tax benefit	12,682	9%	9,739	7%	2,943	30%
Net loss	$(31,702)	(22)%	$(18,024)	(13)%	$(13,678)	76%

Revenue
Commercial Service Revenue

	Three Months Ended March 31,
	2020			2019			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial voice and data	$42.2	351	$40	$41.8	348	$40	$0.4	3	$—
Commercial broadband (3)	8.7	10.9	267	6.8	9.9	233	1.9	1.0	34
Commercial IoT data	23.8	830	9.71	22.5	678	11.32	1.3	152	(1.61)
Hosted payload and other data services	16.3	N/A		13.9	N/A		2.4	N/A
Total Commercial	$91.0	1,192		$85.0	1,036		$6.0	156

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

(3)
Beginning with the three-month period ended March 31, 2020, we present broadband service revenue separately from commercial voice and data revenue, and prior year periods have been conformed to this presentation.

For the three months ended March 31, 2020, total commercial service revenue increased $6.0 million, or 7%, as a result of increased revenue across all commercial services compared to the prior period. Hosted payload and other data revenue increased $2.4 million from the prior year period, which was primarily due to increased Aireon data service fees related to a contractual step-up and increased Aireon power fees. Commercial broadband revenue increased $1.9 million, or 28%, from the prior year period. This increase was principally due to sales of Iridium Certus® broadband services, which were commercially introduced in January 2019. Commercial broadband revenue, consisting of Iridium OpenPort® and Iridium Certus revenue, was previously reported within voice and data. Commercial IoT data revenue increased $1.3 million, or 6%, from the prior year period. This increase was principally due to a 22% increase in commercial IoT data billable subscribers, primarily from continued strength in consumer personal communications devices. These products comprised an increased proportion of total subscribers, contributing to a decline in related ARPU. Net activations of these IoT devices decreased significantly in March 2020, and we expect activations to remain at these lower levels for at least the next two quarters. Commercial voice and data revenue increased $0.4 million, or 1%, from the prior year period, principally due to greater usage of our push-to-talk services.
Government Service Revenue

	Three Months Ended March 31,
	2020		2019		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$25.0	140	$22.0	115	$3.0	25

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, authorized customers utilize specified Iridium airtime services provided through the U.S. government's dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. Prior to entering into the EMSS Contract in September 2019, we were providing services under our previous EMSS contract at an annual rate of $88.0 million per year. For the three months ended March 31, 2020, government service revenue increased $3.0 million from the prior year period as a result of the higher pricing in the new EMSS Contract.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $1.3 million, or 6%, for the three months ended March 31, 2020 compared to the prior year period, primarily due to an increase in the volume of handset sales and higher average selling price on our L-band transceivers.
Engineering and Support Service Revenue

	Three Months Ended March 31,
	2020	2019	Change
	(Revenue in millions)
Commercial	$1.0	$0.2	$0.8
Government	6.0	5.5	0.5
Total	$7.0	$5.7	$1.3
Engineering and support service revenue increased $1.3 million, or 23%, for the three months ended March 31, 2020 compared to the prior year period primarily as a result of an increase in the volume of contracted work for commercial customers, primarily related to the Aireon hosted payload operations center, as well as contracted work to enable services for the U.S. government.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) decreased by $0.5 million, or 2%, for the three months ended March 31, 2020 from the prior year period, primarily as a result of a decrease in in-orbit insurance costs, which are amortized over a one-year period from the in-service date, as we completed the placement of upgraded satellites in-orbit in February 2019. This decrease was offset in part by an increase in the volume of contracted engineering and support services, as noted above, and higher satellite operations support associated with higher levels of activity directed towards operating the completed system.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $0.2 million, or 1%, for the three months ended March 31, 2020 compared to the prior year period primarily due to the improved margins on our L-band transceivers, as described above.
Research and Development
Research and development expenses decreased by $1.2 million, or 32%, for the three months ended March 31, 2020 compared to the prior year period due to decreased spend on devices for our upgraded network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses decreased by $3.0 million, or 13%, for the three months ended March 31, 2020 compared to the prior year period, primarily due to a decrease in management incentives and a decrease in stock appreciation rights expense resulting from changes in our stock valuation between the respective reporting periods.
Depreciation and Amortization
Depreciation and amortization expense increased by $3.0 million, or 4%, for the three months ended March 31, 2020 compared to the prior year period, primarily due to the increased number of upgraded satellites in service during the current period as we completed the replacement of our first-generation satellites in February 2019.

Other Expense
Interest Expense, Net
Interest expense, net increased $0.8 million for the three months ended March 31, 2020 compared to the prior year period. The increase in interest expense is primarily related to a decrease in interest being capitalized in the current period as compared to the prior year period, partially offset by the impacts of the refinancing of our debt including a decrease in the effective interest rate and lower average outstanding borrowings under our total debt obligations.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $30.2 million for the three months ended March 31, 2020, compared to $0.2 million for the prior year period. During February 2020, we closed on an additional $200.0 million under our Term Loan and used these proceeds, together with cash on hand, to prepay all of the indebtedness outstanding under the Notes, including premiums for early prepayment. In conjunction with the prepayment of the Notes, we wrote off the remaining unamortized debt issuance costs, resulting in the $30.2 million loss on extinguishment of debt. In the prior year period, we used hosting fees received from Aireon to extinguish debt.

Income Tax Benefit
For the three months ended March 31, 2020, our income tax benefit was $12.7 million, compared to income tax benefit of $9.7 million for the prior year period. The increase in income tax benefit is primarily related to an increase in loss before income taxes compared to the prior year, partially offset by a reduced stock compensation benefit compared to the prior year.
Net Loss
Net loss was $31.7 million for the three months ended March 31, 2020, compared to a net loss of $18.0 million for the prior year period, primarily resulting from the $30.0 million increase in loss on extinguishment of debt and the $3.0 million increase in depreciation and amortization expense, partially offset by the $11.6 million increase in total revenues, the $4.9 million decrease in other operating expenses and the $2.9 million increase in income tax benefit, as described above.

Liquidity and Capital Resources

In November 2019, we borrowed $1,450.0 million under our Term Loan, with an accompanying $100.0 million revolving loan, or the Revolving Facility. We used the proceeds of the Term Loan, cash in our debt service reserve account and cash on hand to repay in full all of the indebtedness outstanding under our previous loan facility with Bpifrance Assurance Export S.A.S., including premiums for early prepayment. In February 2020, we borrowed an additional $200.0 million under our Term Loan and used the proceeds and cash on hand to repay in full all of the indebtedness outstanding under our Notes, including premiums for early repayment.

As of March 31, 2020, we reported an aggregate balance of $1,650.0 million in borrowings under the Term Loan, net of $26.6 million of net deferred financing costs, for a balance of $1,623.4 million outstanding in our condensed consolidated balance sheet. We have not drawn on our Revolving Facility.

Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default.

As of March 31, 2020, our total cash and cash equivalents balance was $67.3 million, and we had $100.0 million of borrowing availability under our Revolving Facility. In addition to the Revolving Facility, our principal sources of liquidity are cash, cash equivalents and internally generated cash flows. Our principal liquidity requirements over the next twelve months are principal and interest on the Term Loan.

We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Cash provided by operating activities	$40,813	$48,120	$(7,307)
Cash used in investing activities	$(9,487)	$(44,643)	$35,156
Cash used in financing activities	$(186,025)	$(1,360)	$(184,665)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 decreased by $7.3 million from the prior year period principally due to a decrease in working capital of approximately $15.7 million. This decrease was primarily the result of less interest being capitalized as the average balance of satellites under construction decreased as satellites were launched and placed into service, which would've been recorded as an investing activity and is now recorded as an operating activity. Additionally, in November of 2019 and February of 2020, we replaced our Credit Facility and Notes, respectively, with the Term Loan, resulting in monthly interest payments compared to previous semi-annual interest payments. As a result, there is minimal interest payable in the 2020 working capital balance for the new Term Loan. This decrease in working capital was offset by lower purchases of inventory in 2020, compared to the prior year.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 decreased by $35.2 million compared to the prior year period primarily due to a decrease in capital expenditures as we completed payments for the construction of our upgraded constellation in the prior year.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2020 increased by $184.7 million compared to the prior year period. The increase in cash used in financing activities is a direct result of our deleveraging of our debt. In 2020, the combination of principal prepayment on the Notes and additional borrowings under the Term Loan resulted in net payments of $181.5 million. There were no prepayments or borrowings in the first quarter of 2019. See Note 5 to our condensed consolidated financial statements included in this report for further discussion of our indebtedness.

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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of property and equipment, long-lived assets and other intangible assets, deferred financing costs, income taxes, stock-based compensation, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a full description of recent accounting pronouncements and recently adopted pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have an outstanding aggregate balance of $1,650.0 million under the Term Loan as of March 31, 2020. We have executed a long-term interest rate swap, or the Swap, for $1,000.0 million of the Term Loan, through November 2021. We also entered into an interest rate swaption, or the Swaption, that if executed on November 22, 2021, would extend our Swap through November 2026. For the portion of the Term Loan not covered under the Swap, we pay interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus 3.75%, with a 1.0% LIBOR floor, which will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Term Loan been outstanding throughout the three months ended March 31, 2020, an additional one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.

We have no borrowings under our Revolving Facility as of March 31, 2020. Accordingly, although the Revolving Facility bears interest at the same LIBOR plus 3.75% rate, but without a LIBOR floor, if and as drawn, we were not exposed to fluctuations in interest rates with respect to our Revolving Facility.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 25, 2020, as supplemented by the following updated risk factors.
Our business has been negatively affected by the COVID-19 pandemic, actions taken to mitigate the pandemic, and economic disruptions that have resulted, but we are unable to predict the extent or nature of these impacts at this time.
In response to the COVID-19 pandemic, many jurisdictions in the United States and around the world have ordered their residents to cease traveling to non-essential jobs and to stay in their homes as much as possible in the coming weeks or months. We are currently conducting business with remote work for most employees, prohibition on employee travel, and remote sales and support activities, among other modifications. These modifications may delay or reduce sales and harm productivity, and we may take further actions that alter our business operations as the situation evolves. In addition, the pandemic and the steps taken to respond are causing substantial domestic and global economic disruption, including similar restrictions on activity among our distributors, which has led to reduced sales and has limited our distributors’ ability to install or service our products, which may continue for the duration of these restrictions. Further, unemployment has significantly increased in recent weeks, and financial markets are experiencing significant levels of volatility and uncertainty, which could have an adverse effect on consumer and commercial spending and negatively affect demand for our and our distributors' products and services, particularly in markets such as aviation and recreation. This, in turn, could negatively affect the value of our current agreements with our distributors and their willingness to enter into or renew contracts with us. The pandemic could also negatively affect the payment of accounts receivable and collections, including if one or more of our distributors seek protection in bankruptcy. As a result, we have substantially reduced our previously announced revenue and earnings outlook for the remainder of 2020. The ultimate effects of the COVID-19 pandemic and the effects of the modifications we and others have made in response are difficult to assess or predict with certainty at this time but may include risks to employee health and safety, a further decline in the market price of our common stock, a prolonged economic downturn, and deterioration of the economy and consumer and commercial spending, any of which could further adversely affect our business, results of operations and/or financial condition.
Aireon, our primary hosted payload customer, has been affected by reduced air traffic as a result of the COVID-19 pandemic, which could reduce or eliminate the value of our agreements with, and ownership interest in, Aireon.
Aireon is our primary hosted payload customer, and we expect annual revenue to us from Aireon hosting, data services and power fees to be approximately $39.5 million. In addition, if and when funds are available following a planned refinancing of its credit facility, Aireon’s parent company, Aireon Holdings, is required to redeem a portion of our ownership interest for a payment of $120.0 million, and we would then retain a common ownership interest of approximately 22% in Aireon Holdings. Based on Aireon’s business plan and restrictions under Aireon’s debt facility, we do not expect this redemption of our ownership interest to occur before early 2022.
Aireon provides air traffic surveillance services to ANSPs around the world, as well as other offerings based on its collection of air traffic surveillance data. The COVID-19 pandemic has resulted in substantially reduced air traffic worldwide, and it is uncertain when air traffic volumes will recover. A portion of Aireon’s customers pay them on a per-flight-hour basis, and even those customers with fixed-fee arrangements may seek to renegotiate their fees in the face of dramatically reduced air traffic. Further, Aireon’s business model requires expansion of its customer base to achieve its projected financial results, which may be substantially more difficult until air traffic volumes recover. While our fee arrangements with Aireon do not depend on traffic volumes, if Aireon’s revenues are substantially reduced, they may not be able to pay us hosting, data services and power fees in a timely manner or at all. Further, Aireon may need to seek additional financing, which could dilute our ownership if we do not invest additional funds to maintain our proportional ownership interest. If such funding is not available, Aireon may default on its credit facility, which could result in the loss or reduction in value of our investment in Aireon, or be forced out of business, in which case we would not receive any further hosting, data or power fees, or the expected $120.0 million redemption payment, and we would lose the value of our retained investment in Aireon Holdings.

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
In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. For example, the COVID-19 pandemic and the steps taken to respond are causing substantial domestic and global economic disruption, including financial difficulties and restrictions on activity among our distributors, which have led to reduced sales and limited on our distributors' ability to install or service our products. These disruptions may also negatively affect the payment of accounts receivable and collections, including if one or more of our distributors seek to reorganize or seek protection from creditors, including us, and could result in industry consolidation. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc., and in January 2014, Inmarsat acquired Globe Wireless, one of our service providers. Following each acquisition, Inmarsat essentially stopped promoting sales of our products and services, and they may further reduce their efforts in the future. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give those distributors. Our two largest distributors, Applied Satellite Technology LTD and Marlink Group, together represented approximately 10% of our revenue for the year ended December 31, 2019, and our ten largest distributors represented, in the aggregate, 31% of our revenue for the year ended December 31, 2019. The loss or consolidation of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications, which would negatively impact our revenue.
We rely on a limited number of key vendors for supply of equipment and services.
We currently rely on two manufacturers of our devices, including our mobile handsets, L-Band transceivers, SBD devices and Iridium Pilot® terminals. We also utilize sole source suppliers for some of the component parts of our devices. If any of our suppliers were to terminate its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price or at all.
Our manufacturers and suppliers may become capacity-constrained, or face financial difficulties as a result of a surge in demand, a natural disaster or other event, including the COVID-19 pandemic, or one or more component suppliers may decide to cease production of various components of our products, resulting in a shortage or interruption in supplies or an inability to meet increased demand. In addition, delay in production or delivery of our products or components by our suppliers due to an extended closure of our supplier’s plants or other restrictions imposed in response to the COVID-19 pandemic could adversely affect our business. Although we may be able to replace or supplement sole source suppliers, there could be a substantial period of time in which our products would not be available; any new relationship may involve higher costs and delays in development and delivery, and we may encounter technical challenges in successfully replicating the manufacturing processes. If our manufacturers or suppliers terminate their relationships with us, fail to provide equipment or services to us on a timely basis, or fail to meet our performance expectations, we may be unable to provide products or services to our customers in a competitive manner, which could in turn negatively affect our financial results and our reputation.
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
We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States, excluding our Iridium OpenPort broadband data service traffic, accounted for 71% and 72% of total commercial data traffic for the years ended December 31, 2019 and 2018, respectively, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 90% of total commercial voice traffic for the years ended December 31, 2019 and 2018. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending.
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
Other risks associated with the proposed expansion of our international operations include:

•	effects of the COVID-19 pandemic, including on international economies, supply chains and travel;

•	difficulties in penetrating new markets due to established and entrenched competitors;

•	difficulties in developing products and services that are tailored to the needs of local customers;

•	lack of local acceptance or knowledge of our products and services;

•	lack of recognition of our products and services;

•	unavailability of, or difficulties in establishing, relationships with distributors;

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
The prices for our products and services are typically denominated in U.S. dollars. Any appreciation of the U.S. dollar against other currencies, including as a result of the COVID-19 pandemic, will increase the cost of our products and services to our international customers and, as a result, may reduce the competitiveness of our international offerings and make it more difficult for us to grow internationally. Conversely, in some locations, primarily Russia, we conduct business in the local currency, and a depreciation of the local currency against the U.S. dollar will reduce the U.S. dollar value of our revenues from those countries. In recent years, Russia has experienced significant currency depreciation against the U.S. dollar.

Repurposing of satellite spectrum by adjacent operators of L-band spectrum for terrestrial services could interfere with our services.
In February 2003, the U.S. Federal Communications Commission, or FCC, adopted Ancillary Terrestrial Component, or ATC, rules that permit satellite service providers to establish terrestrial wireless networks in previously satellite-only bands, subject to certain requirements intended to ensure that terrestrial services remain ancillary to primary satellite operations and do not interfere with existing operators. In 2011, the FCC granted Ligado Networks (then known as Lightsquared), or Ligado, a waiver to convert its L-band satellite spectrum to terrestrial use, including a 10 MHz band close to the spectrum that we use for all of our services. That waiver was subsequently suspended in 2012 due to concerns about potential interference to GPS operations. Ligado sought another waiver in 2015 to modify the ATC of its L-band mobile satellite service network with a terrestrial-only proposal designed to address GPS industry concerns. In April 2020, the FCC announced that it had approved Ligado's waiver request. We oppose this waiver out of concern for the interference that we believe Ligado's proposed operations would cause to our operations in adjacent L-band spectrum.
Ligado's implementation of these services would result in terrestrial use of L-band spectrum in the 1.6 GHz band, which we use to provide our services, and such implementation may affect the performance of our system for customers of our existing and future services. While the FCC's decision to approve these services included conditions designed to protect other satellite services that use L-band spectrum from harmful interference, these conditions may prove insufficient, or the level of services provided may exceed those estimated by the FCC, in which case these or future terrestrial services permitted by the FCC could substantially interfere with our satellites and devices, which would adversely affect our services. If other countries permit similar terrestrial use of L-band spectrum in the 1.6 GHz band, the performance of our system may be subject to interference there as well.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
10.1
Amendment No. 1 to Credit Agreement dated November 4, 2019 among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, Various Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, dated as of February 7, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2020.

10.2**	Employment Agreement between the Registrant and Scott T. Scheimreif, dated as of December 11, 2012.
10.3**	Iridium Communications Inc. 2020 Performance Bonus Plan.
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on April 28, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i)   Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019;
(ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019;
(iii) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2020 and 2019;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and
(iv) Notes to Condensed Consolidated Financial Statements.

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

**	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: April 28, 2020