Form 10-Q
period 2020-06-30
Iridium Communications Inc.
filed 2020-07-28
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 22, 2020 was 132,526,785.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,115	$223,561
Accounts receivable, net	60,397	68,697
Inventory	37,331	39,938
Prepaid expenses and other current assets	12,466	10,739
Total current assets	229,309	342,935
Property and equipment, net	3,046,062	3,180,799
Intangible assets, net	46,268	46,977
Other assets	52,215	52,846
Total assets	$3,373,854	$3,623,557
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$16,500	$10,875
Accounts payable	8,519	6,713
Accrued expenses and other current liabilities	38,407	49,293
Interest payable	247	7,790
Deferred revenue	38,269	39,080
Total current liabilities	101,942	113,751
Long-term secured debt, net	1,603,624	1,412,501
Long-term senior unsecured notes, net	—	352,994
Deferred income tax liabilities, net	170,970	188,653
Deferred revenue, net of current portion	54,073	67,092
Other long-term liabilities	34,085	29,284
Total liabilities	1,964,694	2,164,275
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized; 132,526 and 131,632 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	133	132
Additional paid-in capital	1,141,744	1,134,048
Retained earnings	287,845	331,969
Accumulated other comprehensive loss, net of tax	(20,562)	(6,867)
Total stockholders’ equity	1,409,160	1,459,282
Total liabilities and stockholders’ equity	$3,373,854	$3,623,557

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Services	$113,350	$110,797	$229,325	$217,748
Subscriber equipment	19,815	23,420	42,078	44,428
Engineering and support services	7,008	8,883	14,057	14,609
Total revenue	140,173	143,100	285,460	276,785

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	23,134	25,607	45,112	48,128
Cost of subscriber equipment	12,069	13,370	24,343	25,801
Research and development	2,380	4,285	4,824	7,896
Selling, general and administrative	21,100	20,969	41,925	44,810
Depreciation and amortization	75,662	75,128	151,606	148,042
Total operating expenses	134,345	139,359	267,810	274,677
Operating income	5,828	3,741	17,650	2,108

Other expense, net:
Interest expense, net	(22,506)	(28,986)	(48,950)	(54,583)
Loss on extinguishment of debt	—	—	(30,209)	(207)
Other income (expense), net	(320)	(626)	127	(952)
Total other expense, net	(22,826)	(29,612)	(79,032)	(55,742)
Loss before income taxes	(16,998)	(25,871)	(61,382)	(53,634)
Income tax benefit	4,576	7,765	17,258	17,504
Net loss	(12,422)	(18,106)	(44,124)	(36,130)
Series B preferred stock dividends, declared and paid excluding cumulative dividends	—	2,097	—	4,194
Net loss attributable to common stockholders	$(12,422)	$(20,203)	$(44,124)	$(40,324)
Weighted average shares outstanding - basic and diluted	133,118	123,315	132,882	118,282
Net loss attributable to common stockholders per share - basic and diluted	$(0.09)	$(0.16)	$(0.33)	$(0.34)
Comprehensive loss:
Net loss	$(12,422)	$(18,106)	$(44,124)	$(36,130)
Foreign currency translation adjustments, net of tax	1,093	1,441	(2,893)	2,166
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 6)	1,086	—	(10,802)	—
Comprehensive loss	$(10,243)	$(16,665)	$(57,819)	$(33,964)

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Total stockholders’ equity, beginning balance	$1,413,793	$1,586,699	$1,459,282	$1,601,577

Common stock:
Beginning balance	132	113	132	112
Stock options exercised and awards vested	1	1	1	2
Preferred stock converted to common	—	17	—	17
Ending balance	133	131	133	131

Additional paid-in capital:
Beginning balance	1,136,135	1,110,970	1,134,048	1,108,550
Stock-based compensation	4,541	4,356	8,641	8,136
Stock options exercised and awards vested	1,440	6,660	2,611	8,786
Stock withheld to cover employee taxes	(372)	(356)	(3,556)	(3,842)
Preferred stock converted to common	—	(17)	—	(17)
Ending balance	1,141,744	1,121,613	1,141,744	1,121,613

Retained earnings:
Beginning balance	300,267	483,688	331,969	501,712
Net loss	(12,422)	(18,106)	(44,124)	(36,130)
Dividends on Series B preferred stock	—	(7,744)	—	(7,744)
Ending balance	287,845	457,838	287,845	457,838

Accumulated other comprehensive loss, net of tax:
Beginning balance	(22,741)	(8,072)	(6,867)	(8,797)
Cumulative translation adjustments, net of tax	1,093	1,441	(2,893)	2,166
Unrealized gain (loss) on cash flow hedge, net of tax	1,086	—	(10,802)	—
Ending balance	(20,562)	(6,631)	(20,562)	(6,631)

Total stockholders’ equity, ending balance	$1,409,160	$1,572,951	$1,409,160	$1,572,951

Dividends declared per share:
Series B preferred stock	$—	$16.88	$—	$16.88

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(44,124)	$(36,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(17,683)	(17,741)
Depreciation and amortization	151,606	148,042
Loss on extinguishment of debt	30,209	207
Stock-based compensation (net of amounts capitalized)	7,795	7,390
Amortization of deferred financing fees	1,799	10,029
All other items, net	593	166
Changes in operating assets and liabilities:
Accounts receivable	7,098	(20,403)
Inventory	2,729	(9,708)
Prepaid expenses and other current assets	(1,895)	2,606
Other assets	2,526	1,518
Accounts payable	1,667	1,404
Accrued expenses and other current liabilities	(16,286)	(16,842)
Interest payable	(7,071)	4,764
Deferred revenue	(13,291)	(9,572)
Other long-term liabilities	(1,140)	(1,642)
Net cash provided by operating activities	104,532	64,088

Cash flows from investing activities:
Capital expenditures	(18,655)	(92,581)
Purchase of other investments	—	(10,000)
Net cash used in investing activities	(18,655)	(102,581)

Cash flows from financing activities:
Payments on the Credit Facility, including extinguishment costs	—	(54,000)
Borrowings under the Term Loan	202,000	—
Payments on the Term Loan	(4,125)	—
Repayments on the senior unsecured notes, including extinguishment costs	(383,451)	—
Payment of deferred financing fees	(2,562)	—
Proceeds from exercise of stock options	2,611	8,788
Tax payment upon settlement of stock awards	(3,556)	(3,842)
Payment of Series B preferred stock dividends	—	(8,387)
Net cash used in financing activities	(189,083)	(57,441)

Effect of exchange rate changes on cash and cash equivalents	(1,240)	622
Net decrease in cash and cash equivalents	(104,446)	(95,312)
Cash, cash equivalents, and restricted cash, beginning of period	223,561	465,287
Cash, cash equivalents, and restricted cash, end of period	$119,115	$369,975

See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$55,207	$45,131
Income taxes paid, net	$608	$590

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$2,249	$1,871
Interest capitalized but not paid	$—	$2,922
Capitalized amortization of deferred financing costs	$50	$2,048
Capitalized stock-based compensation	$846	$745

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
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, as filed with the SEC on February 25, 2020.

2. Significant Accounting Policies

Adopted Accounting Pronouncements

Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance introduces a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. Adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements and related disclosures and no cumulative adjustment was recorded.

Recent Accounting Developments Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This guidance amends certain aspects of the accounting for income taxes. The Company intends to apply the new guidance effective January 1, 2021, as required. The Company is currently evaluating the effect ASU 2019-12 may have on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance through December 31, 2022. The Company is currently determining the impacts of reference rate reform and the effects ASU 2020-04 may have on its consolidated financial statements and related disclosures.

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

The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying value of the following financial instruments approximated their fair values as of June 30, 2020 and December 31, 2019: cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2.

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

Derivative Financial Instruments

The Company uses interest rate swap agreements to manage its exposures to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the balance sheet within other current and other long-term liabilities. The Company’s derivatives are designated as cash flow hedges, with the effective portion of the changes in fair value of the derivatives recorded in accumulated other comprehensive loss within the Company’s consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of cash flow hedges would be recorded in current earnings. Within the consolidated statement of operations and comprehensive income, the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item used for any gains or losses associated with the hedged items. Cash flows from hedging activities are included in operating activities within the company’s consolidated statements of cash flows, which is the same category as the items being hedged. See Note 6 for further information.

3. Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and Cash Equivalents

The following table summarizes the Company’s cash and cash equivalents:

	June 30, 2020	December 31, 2019	Recurring Fair Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$19,034	$13,943
Money market funds	100,081	209,618	Level 2
Total cash and cash equivalents	$119,115	$223,561

4. Leases

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 11) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s upgraded satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently expected to be approximately 12.5 years. Lease income related to these agreements was $5.3 million and $5.4 million for the three months ended June 30, 2020 and 2019, respectively, and $10.7 million and $10.9 million during the six months ended June 30, 2020 and 2019, respectively. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive loss.

Both Aireon and L3Harris have made payments pursuant to their hosting agreements and the Company expects they will continue to do so. Future income with respect to the Company’s operating leases in which it is the lessor existing at June 30, 2020, exclusive of the $10.7 million recognized during the six months ended June 30, 2020, by year and in the aggregate, is as follows:

Year Ending December 31,	Amount
(in thousands)
2020	$10,722
2021	21,445
2022	21,445
2023	21,445
2024	21,445
Thereafter	120,353
Total lease income	$216,855

5. Debt

Term Loan and Revolving Facility

On November 4, 2019, pursuant to a new loan agreement (the “Credit Agreement”), the Company entered into a $1,450.0 million term loan with various lenders and Deutsche Bank AG New York Branch as the Administrative Agent and the Collateral Agent (the “Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Company used the proceeds of the Term Loan, along with its debt service reserve account and cash on hand, to prepay all of the indebtedness outstanding under the loan facility with Bpifrance Assurance Export S.A.S. (the “Credit Facility”) as well as related expenses. The Term Loan was issued at a price equal to 99.5% of its face value, bears interest at an annual rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor, and matures in November 2026. Beginning on June 30, 2020, principal is payable quarterly at a rate of one percent of the original loan amount per annum, with the remaining principal due upon maturity. Interest is payable monthly on the last business day of the month. Borrowings under the Revolving Facility, if any, bear interest at the same rate (but without a LIBOR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, and mature in November 2024.

On February 7, 2020, the Company closed on an additional $200.0 million under its Term Loan. On February 13, 2020, the Company used these proceeds, together with cash on hand, to prepay and retire all of the indebtedness outstanding under the senior unsecured notes (the “Notes”), including premiums for early prepayment. The additional amount is fungible with the original $1,450.0 million, having the same maturity date, interest rate and other terms, but was issued at a 1.0% premium to face value. To prepay the Notes, the Company paid a call price equal to the present value at the redemption rate of (i) 105.125% of the $360.0 million principal amount of the Notes plus (ii) all interest due through the first call date in April 2020, representing a total call premium of $23.5 million, plus all accrued and unpaid interest to the redemption date.

As of June 30, 2020, the Company reported an aggregate of $1,645.9 million in borrowings under the Term Loan, before $25.8 million of net unamortized deferred financing costs, for a net principal balance of $1,620.1 million in borrowings in the accompanying condensed consolidated balance sheet. As of June 30, 2020, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the Company’s $1,645.9 million in borrowings under the Term Loan was $1,613.0 million. The Company had not borrowed under the Revolving Facility as of June 30, 2020.

The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement, and also contains a mandatory prepayment mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement). The Credit Agreement provides for specified exceptions, baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, as well as a phase-out of the mandatory excess cash flow prepayments, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions.

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

Senior Unsecured Notes

As of June 30, 2020, the Company had fully paid down and retired the total gross outstanding principal balance of the Notes, as discussed above. As of December 31, 2019, the Company reported an aggregate of $360.0 million in borrowings under the Notes, before $7.0 million of net unamortized deferred financing costs, for a net principal balance of $353.0 million in borrowings in the accompanying condensed consolidated balance sheet.

Interest on Debt

Total interest incurred was $23.5 million and $35.1 million during the three months ended June 30, 2020 and 2019, respectively, and $51.4 million and $71.5 million during the six months ended June 30, 2020 and 2019, respectively. Interest incurred includes amortization of deferred financing fees of $0.9 million and $5.8 million for the three months ended June 30, 2020 and 2019, respectively, and $1.8 million and $12.2 million for the six months ended June 30, 2020 and 2019, respectively. Interest capitalized was $0.8 million and $3.7 million during the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $11.3 million, respectively, during the six months ended June 30, 2020 and 2019. Accrued interest as of June 30, 2020 and December 31, 2019 was $0.2 million and $7.8 million, respectively.

6. Derivative Financial Instruments

The Company is exposed to interest rate fluctuations related to its Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rates by entering into offsetting positions through the use of interest rate swap contracts which result in recognizing a fixed interest rate for the portion of the Company’s Term Loan. This will reduce the negative impact of increases in the variable rate over the term of the contracts. These financial instruments are not used for trading or other speculative purposes. Historically, the Company has not incurred, and does not expect to incur in the future, any losses as a result of counterparty default.

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

Interest Rate Swaps

On November 27, 2019, the Company executed a long-term interest rate swap (“Swap”) effective through November 2021 to mitigate variability in forecasted interest payments on a portion of the Company’s borrowings under its Term Loan. On the last business day of each month, the Company receives variable interest payments based on one-month LIBOR from the counterparty. The Company also entered into an interest rate swaption agreement (“Swaption”) that, if executed on November 22, 2021, would extend the term of the Swap through November 2026. The Company pays a fixed annual rate of 0.50% for the Swaption and a fixed rate of 1.565% on the Swap. Both the Swap and the Swaption derivative instruments carry a notional amount of $1,000.0 million as of June 30, 2020. The Company has designated both the Swap and Swaption as qualifying hedging instruments and accounts for these derivatives as cash flow hedges.

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

Fair Value of Derivative Instruments

As of June 30, 2020, the Company had a current liability balance for the fair value of the Swap in the amount of $8.0 million, recorded in other current liabilities. As of December 31, 2019, the Company had a long-term asset balance for the fair value of the Swap in the amount of $0.8 million, recorded in other long-term assets. As of June 30, 2020 and December 31, 2019, the Company had a long-term liability balance for the fair value of the Swaption in the amount of $6.7 million and $0.9 million, respectively, recorded in other long-term liabilities.

During the three and six months ended June 30, 2020, the Company incurred $2.7 million and $3.7 million, respectively, in net interest expense for the Swap and the Swaption, collectively. The Company did not hold any cash flow hedges during the comparable prior year periods. Gains and losses resulting from fair value adjustments to the Swap and Swaption are recorded within accumulated other comprehensive loss within the Company’s condensed consolidated balance sheets and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the Swap are included in cash flows from operating activities on the condensed consolidated statements of cash flows. The amount of unrealized loss related to the Swap and Swaption that was recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, was $10.8 million as of June 30, 2020, net of a $3.8 million tax impact. There were no gains or losses related to derivative financial instruments during the comparable prior year period.

7. Stock-Based Compensation

In May 2019, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. The Company registered with the SEC an additional 2,542,664 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 30,944,912 shares registered. As of June 30, 2020, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 plan was 11,791,808. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

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

The Company did not grant any stock options during the six-month period ended June 30, 2020. During the six months ended June 30, 2019, the Company granted approximately 139,000 stock options to its employees, with an estimated aggregate grant date fair value of $1.3 million.

Restricted Stock Units

The RSUs granted to employees for service generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued employment. The Company’s RSUs are generally classified as equity awards because the RSUs will be paid in the Company’s common stock upon vesting. The related compensation expense is recognized over the service period and is based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. The awards do not carry voting rights until they are vested and released in accordance with the terms of the award.

Service-Based RSUs

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, certain members of the Company’s board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 58,000 and 76,000 service-based RSUs were granted to the Company’s directors as a result of these payments and elections during the six months ended June 30, 2020 and 2019, respectively, with an estimated grant date fair value of $1.4 million for each period.

During the six months ended June 30, 2020 and 2019, the Company granted approximately 683,000 and 651,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $18.3 million and $15.0 million, respectively.

During the six months ended June 30, 2020 and 2019, the Company granted approximately 10,000 and 11,000 RSUs to non-employee consultants that are generally subject to service-based vesting. The RSUs will vest 50% on the first anniversary of the grant date, and the remaining 50% will vest quarterly thereafter through the second anniversary of the grant date. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the six months ended June 30, 2020 and 2019 was $0.2 million for each period.

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

Additionally, in March 2020 and 2019, the Company granted approximately 144,000 and 96,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs was $3.9 million for the 2020 grants and $2.2 million for the 2019 grants. Vesting of the Executive RSUs is dependent upon the Company’s achievement of specified performance goals over a two-year period (fiscal years 2020 and 2021 for the Executive RSUs granted in 2020 and fiscal years 2019 and 2020 for the Executive RSUs granted in 2019) and further subject to additional time-based vesting. Management believes it is probable that the Executive RSUs will vest at least in part. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case, subject to the executive’s continued service as of the vesting date. During March 2020, the Company awarded approximately 20,000 additional shares underlying performance-based RSUs to the Company’s executives for over-achievement of performance goal targets during 2018 and 2019 related to the Executive RSUs granted in 2018.

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, and the remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of June 30, 2020. As of June 30, 2020, there were no outstanding shares of preferred stock, as all preferred stock was converted into common stock according to its terms in prior periods.

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

During the three months ended June 30, 2019, the Company’s daily volume-weighted average stock price remained at or above $11.21 per share for a period of 20 out of 30 trading days, allowing for the conversion of the Series B Preferred Stock at the election of the Company. On May 15, 2019, the Company converted all outstanding shares of its Series B Preferred Stock into shares of common stock, resulting in the issuance of 16,627,632 shares of common stock. To convert the stock, the Company declared and paid all current and cumulative dividends to holders of record of Series B Preferred Stock as of May 8, 2019, resulting in a dividend payment of $8.4 million. As a result, the Company did not have any shares of Series B Preferred Stock outstanding as of June 30, 2020 and December 31, 2019.

9. Revenue

The following table summarizes the Company’s services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Commercial services revenue:
Voice and data	$41,772	$43,029	$84,012	$84,809
Broadband	8,519	7,382	17,219	14,197
IoT data	22,626	23,903	46,392	46,394
Hosted payload and other data	15,433	11,969	31,702	25,834
Total commercial services revenue	88,350	86,283	179,325	171,234
Government services revenue	25,000	24,514	50,000	46,514
Total services revenue	$113,350	$110,797	$229,325	$217,748

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Commercial engineering and support services	$1,140	$831	$2,137	$1,056
Government engineering and support services	5,868	8,052	11,920	13,553
Total engineering and support services revenue	$7,008	$8,883	$14,057	$14,609

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $11.1 million and $10.8 million during the three months ended June 30, 2020 and 2019, respectively, and $23.5 million and $25.3 million during the six months ended June 30, 2020 and 2019, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated prepaid usage period. The contract assets not separately disclosed are as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
Contract Assets:
Commissions	$926	$1,116
Other contract costs	$3,078	$3,231

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

The computations of basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Net loss - basic and diluted	$(12,422)	$(20,203)	$(44,124)	$(40,324)

Denominator:
Weighted average common shares - basic and diluted	133,118	123,315	132,882	118,282

Net loss per share - basic and diluted	$(0.09)	$(0.16)	$(0.33)	$(0.34)

Due to the Company’s net loss position for the three and six months ended June 30, 2020 and 2019, all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. The unvested shares of restricted common stock, as well as the anti-dilutive effects of stock options and RSUs outstanding, for the three and six months ended June 30, 2020 and 2019, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Anti-dilutive contingent performance-based RSUs	354	371	270	342
Anti-dilutive service-based RSUs	633	—	412	—
Anti-dilutive options	201	218	147	192

11. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company’s satellite constellation hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. In December 2018, in connection with Aireon’s entry into a debt facility, the Company and the other Aireon investors contributed their respective interests in Aireon into a new holding company, Aireon Holdings LLC, and entered into an Amended and Restated Aireon Holdings LLC Agreement (the “Aireon Holdings LLC Agreement”). Aireon Holdings LLC holds 100% of the membership interests in Aireon LLC, which remains the operating entity. At June 30, 2020, the Company had a fully diluted ownership stake in Aireon Holdings LLC of approximately 35.7%, subject to certain redemption provisions contained in the Aireon Holdings LLC Agreement.

Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to an agreement with Aireon (“the Hosting Agreement”), Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $54.1 million had been paid as of June 30, 2020, as well as power fees of approximately $3.7 million per year. Pursuant to a separate data transmission services agreement (the “Data Services Agreement”), Aireon also pays the Company monthly data service fees on a per-satellite basis totaling $19.8 million per year for the delivery of the air traffic surveillance data through the Iridium® network, as well as specified services relating to Aireon’s hosted payload operations center. The Aireon ADS-B receivers were activated on an individual basis as the satellite on which the receiver is hosted began carrying traffic. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement as an operating lease. The Company recognized $4.0 million of hosting fee revenue for each of the three-month periods ended June 30, 2020 and 2019, under this agreement, and $8.0 million and $7.9 million for the six months ended June 30, 2020 and 2019, respectively. For power and data service fees, the Company recognized revenue from Aireon of $5.9 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively, and $12.1 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under all agreements totaled $2.9 million and $1.4 million at June 30, 2020 and December 31, 2019, respectively.

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

In 2019, we completed the Iridium® NEXT program, which replaced our first-generation constellation of satellites with upgraded satellites that support new services and higher data speeds for new products. We deployed a total of 75 new satellites on eight Falcon 9 rockets launched by SpaceX, with 66 operational satellites, as well as in-orbit and ground spares, maintaining the same interlinked mesh architecture of our first-generation constellation.

Our new constellation also hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the upgraded satellites. We formed Aireon LLC in 2011, with subsequent investments from the air navigation service providers, or ANSPs, of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to provide the service to our co-investors in Aireon and to other ANSPs around the world, including the U.S. Federal Aviation Authority, or FAA. Aireon has also contracted to pay us a fee to host the ADS-B receivers on our constellation, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium network. As of June 30, 2020, Aireon has made payments of $54.1 million for a portion of its hosting fees. Aireon also pays us power and data services fees of up to approximately $23.5 million per year in the aggregate for the delivery of the air traffic surveillance data over the Iridium system. In addition, we have entered into an agreement with L3Harris Technologies, Inc., or L3Harris, the manufacturer of the Aireon hosted payload, pursuant to which L3Harris pays us fees to allocate the remaining hosted payload capacity to its customers and data service fees on behalf of these customers.

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 130 service providers, approximately 290 value-added resellers, or VARs, and approximately 95 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business.

At June 30, 2020, we had approximately 1,362,100 billable subscribers worldwide, representing an increase of 12% from approximately 1,213,000 billable subscribers at June 30, 2019. We have a diverse customer base, with end users in the following lines of business: land mobile, maritime, aviation, Internet of Things, or IoT, hosted payloads and other data services and the U.S. government.

We recognize revenue from both the provision of services and the sale of equipment. Over the past several years, service revenue, including revenue from hosting and data services, has represented an increasing proportion of our revenue, and we expect that trend to continue.

Effects of COVID-10 on Our Business
The COVID-19 pandemic and measures taken in response are currently affecting countries, communities and markets around the world. Like many other businesses, we started to see a slowdown in the final weeks of March as a result of this widespread economic shutdown. This slowdown continued during the second quarter. Our distributors are also experiencing business and operational restrictions, which limit their ability to visit customers, complete new installations, and close on new business opportunities. We normally experience higher subscriber additions and higher usage during the second and third quarters of our fiscal year, driving much of our growth for the typical year. Accordingly, following an analysis of the effects on our business to date, as well as expected future effects, including lower equipment sales, lower levels of subscriber growth, and the potential for increased customer use of lower-cost plans, we have substantially reduced our revenue and profitability outlook for 2020 from the levels that we previously forecast in February 2020.  The ultimate effects of the COVID-19 pandemic are difficult to assess or predict with certainty at this time but may include additional risks. For further information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see “Risk Factors” in Part II, Item 1A of this Form 10-Q.

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

Comparison of Our Results of Operations for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,				Change
	2020	% of Total Revenue	2019	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$113,350	81%	$110,797	77%	$2,553	2%
Subscriber equipment	19,815	14%	23,420	16%	(3,605)	(15)%
Engineering and support services	7,008	5%	8,883	7%	(1,875)	(21)%
Total revenue	140,173	100%	143,100	100%	(2,927)	(2)%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	23,134	17%	25,607	18%	(2,473)	(10)%
Cost of subscriber equipment	12,069	9%	13,370	9%	(1,301)	(10)%
Research and development	2,380	2%	4,285	3%	(1,905)	(44)%
Selling, general and administrative	21,100	15%	20,969	15%	131	1%
Depreciation and amortization	75,662	54%	75,128	52%	534	1%
Total operating expenses	134,345	96%	139,359	97%	(5,014)	(4)%
Operating income	5,828	4%	3,741	3%	2,087	56%

Other expense:
Interest expense, net	(22,506)	(16)%	(28,986)	(20)%	6,480	(22)%
Other expense, net	(320)	—%	(626)	—%	306	(49)%
Total other expense, net	(22,826)	(16)%	(29,612)	(20)%	6,786	(23)%
Loss before income taxes	(16,998)	(12)%	(25,871)	(17)%	8,873	(34)%
Income tax benefit	4,576	3%	7,765	4%	(3,189)	(41)%
Net loss	$(12,422)	(9)%	$(18,106)	(13)%	$5,684	(31)%

Revenue
Commercial Service Revenue

	Three Months Ended June 30,
	2020			2019			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$41.8	349	$40	$43.0	358	$41	$(1.2)	(9)	$(1)
Broadband (3)	8.5	11.1	258	7.4	10.2	245	1.1	0.9	13
IoT data	22.6	863	8.91	23.9	720	11.40	(1.3)	143	(2.49)
Hosted payload and other data	15.5	N/A		12.0	N/A		3.5	N/A
Total commercial services	$88.4	1,223		$86.3	1,088		$2.1	135

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

(3)
Commercial broadband consists of Iridium OpenPort® and Iridium Certus® broadband services, which were previously reported in commercial voice and data revenue. Prior year periods have been conformed to this presentation.

For the three months ended June 30, 2020, total commercial service revenue increased $2.1 million, or 2%, primarily as a result of the increase in hosted payload and other data revenue of $3.5 million, or 29%. This increase resulted from the increased Aireon data service fees related to a contractual step-up and increased Aireon power fees. During the quarter, we also recognized additional hosting data service revenue of $1.4 million given the updated estimate of data service usage based on trends experienced to date on our hosted payloads. Commercial broadband revenue increased $1.1 million, or 15%, from the prior year period. This increase was principally due to sales of Iridium Certus broadband services, which were commercially introduced in January 2019. These increases in revenue were partially offset by declines in commercial IoT data revenue and commercial voice and data revenue of $1.3 million, or 5%, and $1.2 million, or 3%, respectively, from the prior year period. IoT data revenue and voice and data revenue collectively declined due to a decrease in usage based on mobility restrictions associated with the COVID-19 pandemic. The decrease in IoT data revenue was due to a decrease in ARPU which was driven by the aforementioned decrease in usage revenue, particularly with aviation customers, and an increase in the proportion of consumer personal communications devices comprising IoT subscribers, which utilize lower ARPU plans. The decline in IoT ARPU was partially offset by a 20% increase in commercial IoT data billable subscribers, primarily from continued strength in consumer personal communications devices.
Government Service Revenue

	Three Months Ended June 30,
	2020		2019		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$25.0	139	$24.5	125	$0.5	14

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the three months ended June 30, 2020, government service revenue increased $0.5 million from the prior year period as a result of the higher pricing in the new EMSS Contract.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $3.6 million, or 15%, for the three months ended June 30, 2020 compared to the prior year period, primarily due to a decrease in the volume of handset and IoT device sales, due to the impact of the COVID-19 pandemic.
Engineering and Support Service Revenue

	Three Months Ended June 30,
	2020	2019	Change
	(Revenue in millions)
Commercial engineering and support services	$1.1	$0.8	$0.3
Government engineering and support services	5.9	8.1	(2.2)
Total engineering and support services	$7.0	$8.9	$(1.9)
Engineering and support service revenue decreased $1.9 million, or 21%, for the three months ended June 30, 2020 compared to the prior year period primarily as a result of a decrease in the volume of contracted work to enable services for the U.S. government, offset by an increase in the volume of work for commercial customers, primarily related to the Aireon hosted payload operations center.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) decreased by $2.5 million, or 10%, for the three months ended June 30, 2020 from the prior year period, primarily as a result of a decrease in in-orbit insurance costs, which were amortized over a one-year period from the in-service date, as we completed the placement of upgraded satellites in-orbit in February 2019. Cost of services also decreased due to the lower volume of contracted engineering work to enable services for the U.S. government. This decrease was offset in part by higher costs to support the new EMSS contract and an increase in the volume of contracted commercial engineering and support services.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $1.3 million, or 10%, for the three months ended June 30, 2020 compared to the prior year period primarily due to the decrease in handset and IoT device sales, as described above.
Research and Development
Research and development expenses decreased by $1.9 million, or 44%, for the three months ended June 30, 2020 compared to the prior year period due to decreased spend on devices for our upgraded network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses remained relatively flat, for the three months ended June 30, 2020 compared to the prior year period. The overall increase of $0.1 million, or 1%, was primarily due to an increase in legal fees and stock appreciation rights expense resulting from changes in our stock valuation between the respective reporting periods, partially offset by a decrease in management incentive compensation and decreased spend on travel associated with COVID-19 restrictions.
Depreciation and Amortization
Depreciation and amortization expense remained relatively flat as we completed the replacement of our first-generation satellites in February 2019. As the upgraded satellites are the largest proportion of our asset base, we anticipate depreciation and amortization expense to remain relatively consistent from quarter to quarter based on our anticipated capital expenditures.

Other Expense
Interest Expense, Net
Interest expense, net decreased $6.5 million for the three months ended June 30, 2020 compared to the prior year period. The decrease in interest expense is primarily related to the impacts of the refinancing of our debt including a decrease in the weighted average effective interest rate and lower average outstanding borrowings under our total debt obligations.

Income Tax Benefit
For the three months ended June 30, 2020, our income tax benefit was $4.6 million, compared to income tax benefit of $7.8 million for the prior year period. The decrease in income tax benefit is primarily related to a decrease in loss before income taxes compared to the prior year. The decrease also resulted from a reduced stock compensation benefit compared to the prior year and prior year nonrecurring adjustments to our deferred tax assets and liabilities related to state law changes.
Net Loss
Net loss was $12.4 million for the three months ended June 30, 2020, compared to a net loss of $18.1 million for the prior year period. The change primarily resulted from the $6.5 million decrease in interest expense and the $5.0 million decrease in operating expenses, partially offset by the $2.9 million decrease in total revenues and the $3.2 million decrease in income tax benefit, as described above.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,				Change
	2020	% of Total Revenue	2019	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$229,325	80%	$217,748	79%	$11,577	5%
Subscriber equipment	42,078	15%	44,428	16%	(2,350)	(5)%
Engineering and support services	14,057	5%	14,609	5%	(552)	(4)%
Total revenue	285,460	100%	276,785	100%	8,675	3%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	45,112	16%	48,128	17%	(3,016)	(6)%
Cost of subscriber equipment	24,343	8%	25,801	9%	(1,458)	(6)%
Research and development	4,824	2%	7,896	3%	(3,072)	(39)%
Selling, general and administrative	41,925	15%	44,810	16%	(2,885)	(6)%
Depreciation and amortization	151,606	53%	148,042	54%	3,564	2%
Total operating expenses	267,810	94%	274,677	99%	(6,867)	(3)%
Operating income	17,650	6%	2,108	1%	15,542	737%

Other expense:
Interest expense, net	(48,950)	(17)%	(54,583)	(20)%	5,633	(10)%
Loss on extinguishment of debt	(30,209)	(11)%	(207)	—%	(30,002)	14,494%
Other income (expense), net	127	—%	(952)	—%	1,079	(113)%
Total other expense, net	(79,032)	(28)%	(55,742)	(20)%	(23,290)	42%
Loss before income taxes	(61,382)	(22)%	(53,634)	(19)%	(7,748)	14%
Income tax benefit	17,258	6%	17,504	6%	(246)	(1)%
Net loss	$(44,124)	(16)%	$(36,130)	(13)%	$(7,994)	22%

Revenue
Commercial Service Revenue

	Six Months Ended June 30,
	2020			2019			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$84.0	349	$40	$84.8	358	$39	$(0.8)	(9)	$1
Broadband (3)	17.2	11.1	262	14.2	10.2	238	3.0	0.9	24
IoT data	46.4	863	9.29	46.4	720	11.31	—	143	(2.02)
Hosted payload and other data	31.7	N/A		25.8	N/A		5.9	N/A
Total commercial services	$179.3	1,223		$171.2	1,088		$8.1	135

(1)	Billable subscriber numbers shown are at the end of the respective period.

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

(3)
Commercial broadband consists of Iridium OpenPort and Iridium Certus broadband services, which were previously reported in commercial voice and data revenue. Prior year periods have been conformed to this presentation.

For the six months ended June 30, 2020, total commercial service revenue increased from the prior year period by $8.1 million, or 5%, primarily due to increased hosted payload and other data services revenue and increased commercial broadband revenue. Hosted payload and other data service revenue increased $5.9 million, or 23%, primarily due to increased Aireon data service fees related to a contractual step-up and increased Aireon power fees. Commercial broadband revenue increased $3.0 million, or 21%, from the prior year period, principally due to sales of Iridium Certus broadband services, which were commercially introduced in January 2019. These increases were partially offset by a $0.8 million, or 1%, decline in commercial voice and data revenue from the prior year period resulting from a decrease in usage based on mobility restrictions associated with the COVID-19 pandemic. Commercial IoT data revenue remained flat for the six months ended June 30, 2020, at $46.4 million, primarily as a result of a decline in usage, also associated with the COVID-19 pandemic.

Government Service Revenue

	Six Months Ended June 30,
	2020		2019		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$50.0	139	$46.5	125	$3.5	14

(1)	Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the six months ended June 30, 2020, government service revenue increased $3.5 million from the prior year period as a result of the higher pricing in the new EMSS Contract.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $2.4 million, or 5%, for the six months ended June 30, 2020 compared to the prior year period, primarily due to a decrease in the volume of handset and IoT device sales, due to the impact of the COVID-19 pandemic, partially offset by the higher average selling price on our L-band transceivers.
Engineering and Support Service Revenue

	Six Months Ended June 30,
	2020	2019	Change
	(Revenue in millions)
Commercial engineering and support services	$2.1	$1.0	$1.1
Government engineering and support services	11.9	13.6	(1.7)
Total engineering and support services	$14.0	$14.6	$(0.6)
Engineering and support service revenue decreased $0.6 million, or 4%, for the six months ended June 30, 2020 compared to the prior year period primarily as a result of a decrease in the volume of contracted work to enable services for the U.S. government, offset by an increase in the volume of work for commercial customers, primarily related to the Aireon hosted payload operations center.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) decreased by $3.0 million, or 6%, for the six months ended June 30, 2020 from the prior year period, primarily as a result of a decrease in in-orbit insurance costs, which are amortized over a one-year period from the in-service date, as we completed the placement of upgraded satellites in-orbit in February 2019. This decrease was offset in part by a higher costs to support the new EMSS contract and higher satellite operations support associated with higher levels of activity directed towards operating the completed system.
Cost of Subscriber Equipment
Cost of subscriber equipment decreased by $1.5 million, or 6%, for the six months ended June 30, 2020 compared to the prior year period primarily due to the decrease in the volume of handset and IoT device sales, as described above.
Research and Development
Research and development expenses decreased by $3.1 million, or 39%, for the six months ended June 30, 2020 compared to the prior year period due to decreased spend on devices for our upgraded network.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $2.9 million, or 6%, for the six months ended June 30, 2020 compared to the prior year period, primarily due to a decrease in management incentive compensation and decreased spend on travel associated with COVID-19 restrictions. The decrease was also related to a decrease in stock appreciation rights expense resulting from changes in our stock valuation between the respective reporting periods. These decreases were offset by an increase in wages associated with an increase in headcount in our general and administrative functions as well as higher legal fees.
Depreciation and Amortization
Depreciation and amortization expense increased by $3.6 million, or 2%, for the six months ended June 30, 2020 compared to the prior year period, primarily due to the increased number of upgraded satellites in service during the current period as we completed the replacement of our first-generation satellites in February 2019. As the upgraded satellites are the largest proportion of our asset base, we anticipate depreciation and amortization to remain relatively consistent from period to period for the next several years.
Other Expense
Interest Expense, Net
Interest expense, net decreased $5.6 million for the six months ended June 30, 2020 compared to the prior year period. The decrease in interest expense is primarily related to the impacts of the refinancing of our debt including a decrease in the weighted average effective interest rate and lower average outstanding borrowings under our total debt obligations.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $30.2 million for the six months ended June 30, 2020, compared to $0.2 million for the prior year period. During February 2020, we closed on an additional $200.0 million under our Term Loan and used these proceeds, together with cash on hand, to prepay all of the indebtedness outstanding under the Notes, including premiums for early prepayment. In conjunction with the prepayment of the Notes, we wrote off the remaining unamortized debt issuance costs, resulting in the $30.2 million loss on extinguishment of debt. In the prior year period, we used hosting fees received from Aireon to extinguish debt.
Income Tax Benefit
For the six months ended June 30, 2020, our income tax benefit was $17.3 million, compared to income tax benefit of $17.5 million for the prior year period. The decrease in income tax benefit is primarily related to a reduced stock compensation benefit compared to the prior year. This decrease was partially offset by a decrease in loss before income taxes compared to the prior year, as well as prior year nonrecurring adjustments to our deferred tax assets and liabilities related to state law changes.
Net Loss
Net loss was $44.1 million for the six months ended June 30, 2020, compared to net loss of $36.1 million for the prior year period. The change primarily resulted from the $30.0 million increase in loss on extinguishment of debt and the $3.6 million increase in depreciation and amortization expense, partially offset by the $8.7 million increase in total revenues, the $10.4 million decrease in other operating expenses and the $5.6 million decrease in interest expense, as described above.

Liquidity and Capital Resources

In November 2019, we borrowed $1,450.0 million under our Term Loan, with an accompanying $100.0 million revolving loan, or the Revolving Facility. We used the proceeds of the Term Loan, cash in our debt service reserve account and cash on hand to repay in full all of the indebtedness outstanding under our previous loan facility with Bpifrance Assurance Export S.A.S., including premiums for early prepayment. In February 2020, we borrowed an additional $200.0 million under our Term Loan and used the proceeds and cash on hand to repay in full and retire all of the indebtedness outstanding under our Notes, including premiums for early repayment.

As of June 30, 2020, we reported an aggregate balance of $1,645.9 million in borrowings under the Term Loan, before $25.8 million of net deferred financing costs, for a net principal balance of $1,620.1 million outstanding in our condensed consolidated balance sheet. We have not drawn on our Revolving Facility.

Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default.

As of June 30, 2020, our total cash and cash equivalents balance was $119.1 million, and we had $100.0 million of borrowing availability under our Revolving Facility. In addition to the Revolving Facility, our principal sources of liquidity are cash, cash equivalents and internally generated cash flows. Our principal liquidity requirements over the next twelve months are principal and interest on the Term Loan.

We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Cash provided by operating activities	$104,532	$64,088	$40,444
Cash used in investing activities	$(18,655)	$(102,581)	$83,926
Cash used in financing activities	$(189,083)	$(57,441)	$(131,642)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2020 increased by $40.4 million from the prior year period principally due to an increase in cash from working capital changes of approximately $22.2 million. This increase was primarily the result of an improvement in accounts receivable collections related to the timing of the extensions under the EMSS contract, as well as lower purchases of inventory in 2020, compared to the prior year. These improvements were offset in part by a decrease in interest payable compared to the prior year. In November 2019 and February 2020, we replaced our Credit Facility and Notes, respectively, with the Term Loan, resulting in monthly interest payments and an increase in cash used compared to previous semi-annual interest payments. As a result, there is minimal interest payable in the 2020 working capital balance for the new Term Loan. Additionally, net loss adjusted for non-cash activities increased $18.2 million over the prior year, primarily attributable to the non-cash $30.0 million increase in the loss on extinguishment of debt.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 decreased by $83.9 million compared to the prior year period primarily due to a decrease in capital expenditures as we completed payments for the construction of our upgraded constellation in the prior year. We continue to estimate our long-term capital expenditures at approximately $35.0 million per year.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2020 increased by $131.6 million compared to the prior year period primarily due to utilizing our cash to pay down additional debt in the current year. This resulted in net principal payments and related costs of $185.6 million for the first half of 2020, compared to a $54.0 million principal payment on the Credit Facility in the first half of 2019. See Note 5 to our condensed consolidated financial statements included in this report for further discussion of our indebtedness.

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

We have an outstanding aggregate balance of $1,645.9 million under the Term Loan as of June 30, 2020. We have executed a long-term interest rate swap, or the Swap, for $1,000.0 million of the Term Loan, through November 2021. We also entered into an interest rate swaption, or the Swaption, that if executed on November 22, 2021, would extend our Swap through November 2026. For the portion of the Term Loan not covered under the Swap, we pay interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus 3.75%, with a 1.0% LIBOR floor, which will, accordingly, subject us to interest rate fluctuations in future periods. A one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.

We have no borrowings under our Revolving Facility as of June 30, 2020. Accordingly, although the Revolving Facility bears interest at the same LIBOR plus 3.75% rate, but without a LIBOR floor, if and as drawn, we were not exposed to fluctuations in interest rates with respect to our Revolving Facility.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our business has been negatively affected by the COVID-19 pandemic, actions taken to mitigate the pandemic, and economic disruptions that have resulted, but we are unable to predict the full extent or nature of these impacts at this time.
In response to the COVID-19 pandemic, many jurisdictions in the United States and around the world ordered their residents to cease traveling to non-essential jobs and to stay in their homes as much as possible. Since mid-March, we have been conducting business with remote work for most employees, prohibition on employee travel, and remote sales and support activities, among other modifications. The pandemic and the steps taken to respond have also caused substantial domestic and global economic disruption, including similar restrictions on activity among our distributors, which has led to reduced sales and has limited our distributors’ ability to install or service our products. These limitations may continue for the duration of these pandemic-related restrictions, and we or our distributors may take additional actions to respond as the situation evolves.
Further, unemployment has significantly increased, and financial markets are experiencing significant levels of volatility and uncertainty, which could have an adverse effect on consumer and commercial spending and negatively affect demand for our and our distributors’ products and services, particularly in markets such as aviation and recreation. This, in turn, could negatively affect the value of our current agreements with our distributors and their willingness to enter into or renew contracts with us. The pandemic has also negatively affected the payment of accounts receivable and collections. One of our distributors has sought protection in bankruptcy, causing us to reduce the amount we expect to receive from them for past services. If additional distributors seek protection in bankruptcy, it could further harm our cash flows and results of operations.
As a result of the negative effects we have seen, we substantially reduced our initial revenue and earnings outlook for 2020. Other effects of the COVID-19 pandemic and the effects of the modifications we and others have made in response are difficult to assess or predict with certainty at this time but may include risks to employee health and safety, a further decline in the market price of our common stock, a prolonged economic downturn, and deterioration of the economy and consumer and commercial spending, any of which could further adversely affect our business, results of operations and/or financial condition in 2020 and beyond.
Aireon, our primary hosted payload customer, has been affected by reduced air traffic as a result of the COVID-19 pandemic, which could reduce or eliminate the value of our agreements with, and ownership interest in, Aireon.
Aireon is our primary hosted payload customer, and we expect annual revenue to us from Aireon hosting, data services and power fees to be approximately $39.5 million. In addition, if and when funds are available following a planned refinancing of its credit facility, Aireon’s parent company, Aireon Holdings, is required to redeem a portion of our ownership interest for a payment of $120.0 million, and we would then retain a common ownership interest of approximately 22% in Aireon Holdings. Based on Aireon’s business plan and restrictions under Aireon’s debt facility, we do not expect this redemption of our ownership interest to occur before mid-2022.
Aireon provides air traffic surveillance services to ANSPs around the world, as well as other offerings based on its collection of air traffic surveillance data. The COVID-19 pandemic has resulted in substantially reduced air traffic worldwide, and it is uncertain when air traffic volumes will recover. A portion of Aireon’s customers pay them on a per-flight-hour basis, and even those customers with fixed-fee arrangements may seek to renegotiate their fees in the face of dramatically reduced air traffic. Further, Aireon’s business model requires expansion of its customer base to achieve its projected financial results, which may be substantially more difficult until air traffic volumes recover. While our fee arrangements with Aireon do not depend on traffic volumes, if Aireon’s revenues are substantially reduced, they may not be able to pay us the contractually required hosting, data services and power fees in a timely manner or at all. Further, Aireon may need to seek additional financing. Any sale of equity securities by Aireon would dilute our ownership if and to the extent that we do not invest additional funds to maintain our proportional ownership interest. If additional funding is not available, Aireon may default on its credit facility, which could result in the loss or reduction in value of our investment in Aireon, or be forced out of business, in which case we would not receive any further hosting, data or power fees, or the expected $120.0 million redemption payment, and we would lose the value of our retained investment in Aireon Holdings.

We are dependent on third parties to market and sell our products and services, and their inability to do so effectively could impair our revenue and our reputation.
We select third-party distributors, in some cases on an exclusive basis, and rely on them to market and sell our products and services to end users and to determine the prices end users pay. We also depend on our distributors to develop innovative and improved solutions and applications integrating our product and service offerings. As a result of these arrangements, we are dependent on the performance of our distributors to generate most of our revenue. Our distributors operate independently of us, and we have limited control over their operations, which exposes us to significant risks. Distributors may not commit the same level of resources to market and sell our products and services that we would, and thesedistributors may also market and sell competitive products and services. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which could limit their ability to market or sell our products and services. If our distributors develop faulty or poorly performing products using our technology or services, we may be subject to claims, and our reputation could be harmed. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, we may be unable to increase or maintain our revenue in these markets or enter new markets, we may not realize our expected growth, and our brand image and reputation could be hurt.
In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. For example, the COVID-19 pandemic and the steps taken to respond are causing substantial domestic and global economic disruption, including financial difficulties and restrictions on activity among our distributors, which have led to reduced sales and limited our distributors’ ability to install or service our products. These disruptions have also negatively affected the payment of accounts receivable and collections. For example, one of our distributors has sought protection in bankruptcy, causing us to reduce the amount we expect to receive from them for past services. Other distributors could similarly seek to reorganize or seek protection from creditors, including us. These financial disruptions could also result in industry consolidation. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc., and in 2014, Inmarsat acquired Globe Wireless, one of our service providers. Following each acquisition, Inmarsat essentially stopped promoting sales of our products and services, and they may further reduce their efforts in the future. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give those distributors. Our two largest distributors, Applied Satellite Technology LTD and Marlink Group, together represented approximately 10% of our revenue for the year ended December 31, 2019, and our ten largest distributors represented, in the aggregate, 31% of our revenue for the year ended December 31, 2019. The loss or consolidation of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications, which would negatively impact our revenue.
We rely on a limited number of key vendors for supply of equipment and services, the loss of any of which could cause us to incur additional costs and delays in the production and delivery of our products.
We currently rely on two manufacturers of our devices, including our mobile handsets, L-Band transceivers, SBD® devices and Iridium Pilot® terminals. We also utilize sole source suppliers for some of the component parts of our devices. If any of our suppliers were to terminate its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price or at all.
Our manufacturers and suppliers may become capacity-constrained, or could face financial difficulties as a result of a surge in demand, a natural disaster or other event, including the impacts of the COVID-19 pandemic. In addition, one or more component suppliers may decide to cease production of various components of our products, resulting in a shortage or interruption in supplies or an inability to meet increased demand. Any delay in production or delivery of our products or components by our suppliers due to an extended closure of their plants or other restrictions imposed in response to the COVID-19 pandemic could also adversely affect our business. Although we may be able to replace or supplement sole source suppliers, there could be a substantial period of time in which our products would not be available; any new relationship may involve higher costs and delays in development and delivery, and we may encounter technical challenges in successfully replicating the manufacturing processes. If our manufacturers or suppliers terminate their relationships with us, fail to provide equipment or services to us on a timely basis, or fail to meet our performance expectations, we may be unable to provide products or services to our customers in a competitive manner, which could in turn negatively affect our financial results and our reputation.
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
We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States, excluding our Iridium OpenPort broadband data service traffic, accounted for 71% and 72% of total commercial data traffic for the years ended December 31, 2019 and 2018, respectively, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 90% of total commercial voice traffic for the years ended December 31, 2019 and 2018. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries. The COVID-19 pandemic has, and may continue to, put pressure on global economic conditions and overall spending, which could negatively affect end user adoption of our products.
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
In February 2003, the U.S. Federal Communications Commission, or FCC, adopted Ancillary Terrestrial Component, or ATC, rules that permit satellite service providers to establish terrestrial wireless networks in previously satellite-only bands, subject to certain requirements intended to ensure that terrestrial services remain ancillary to primary satellite operations and do not interfere with existing operators. In 2011, the FCC granted Ligado Networks (then known as Lightsquared), or Ligado, a waiver to convert its L-band satellite spectrum to terrestrial use, including a 10 MHz band close to the spectrum that we use for all of our services. That waiver was subsequently suspended in 2012 due to concerns about potential interference to GPS operations. Ligado sought another waiver in 2015 to modify the ATC of its L-band mobile satellite service network with a terrestrial-only proposal designed to address GPS industry concerns. In April 2020, the FCC announced that it had approved Ligado’s waiver request. We oppose this waiver out of concern for the interference that we believe Ligado’s proposed operations would cause to our operations in adjacent L-band spectrum.
Ligado’s implementation of these services would result in terrestrial use of L-band spectrum in the 1.6 GHz band, which we use to provide our services, and such implementation may affect the performance of our system for customers of our existing and future services. While the FCC’s decision to approve these services included conditions designed to protect other satellite services that use L-band spectrum from harmful interference, these conditions may prove insufficient, or the level of services provided may exceed those estimated by the FCC, in which case these or future terrestrial services permitted by the FCC could substantially interfere with our satellites and devices, which would adversely affect our services. If other countries permit similar terrestrial use of L-band spectrum in the 1.6 GHz band, the performance of our system may be subject to interference there as well.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on July 28, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i)   Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019;
(ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: July 28, 2020