Form 10-Q
period 2020-09-30
Iridium Communications Inc.
filed 2020-10-20
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 14, 2020 was 133,301,722.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$182,702	$223,561
Accounts receivable, net	59,340	68,697
Inventory	33,309	39,938
Prepaid expenses and other current assets	11,188	10,739
Total current assets	286,539	342,935
Property and equipment, net	2,981,370	3,180,799
Intangible assets, net	45,881	46,977
Other assets	51,735	52,846
Total assets	$3,365,525	$3,623,557
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$16,500	$10,875
Accounts payable	7,181	6,713
Accrued expenses and other current liabilities	40,727	49,293
Interest payable	246	7,790
Deferred revenue	36,017	39,080
Total current liabilities	100,671	113,751
Long-term secured debt, net	1,600,387	1,412,501
Long-term senior unsecured notes, net	—	352,994
Deferred income tax liabilities, net	165,053	188,653
Deferred revenue, net of current portion	52,600	67,092
Other long-term liabilities	31,351	29,284
Total liabilities	1,950,062	2,164,275
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized; 133,279 and 131,632 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	133	132
Additional paid-in capital	1,151,606	1,134,048
Retained earnings	283,840	331,969
Accumulated other comprehensive loss, net of tax	(20,116)	(6,867)
Total stockholders’ equity	1,415,463	1,459,282
Total liabilities and stockholders’ equity	$3,365,525	$3,623,557

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Services	$116,914	$115,853	$346,239	$333,601
Subscriber equipment	25,120	21,375	67,198	65,803
Engineering and support services	9,438	7,557	23,495	22,166
Total revenue	151,472	144,785	436,932	421,570

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	23,909	23,581	69,021	71,709
Cost of subscriber equipment	15,429	12,862	39,772	38,663
Research and development	3,116	2,822	7,940	10,718
Selling, general and administrative	20,631	22,934	62,556	67,744
Depreciation and amortization	75,654	74,575	227,260	222,617
Total operating expenses	138,739	136,774	406,549	411,451
Operating income	12,733	8,011	30,383	10,119

Other expense, net:
Interest expense, net	(22,628)	(30,493)	(71,578)	(85,076)
Loss on extinguishment of debt	—	—	(30,209)	(207)
Other income (expense), net	205	26	332	(926)
Total other expense, net	(22,423)	(30,467)	(101,455)	(86,209)
Loss before income taxes	(9,690)	(22,456)	(71,072)	(76,090)
Income tax benefit	5,685	4,444	22,943	21,948
Net loss	(4,005)	(18,012)	(48,129)	(54,142)
Series B preferred stock dividends, declared and paid excluding cumulative dividends	—	—	—	4,194
Net loss attributable to common stockholders	$(4,005)	$(18,012)	$(48,129)	$(58,336)
Weighted average shares outstanding - basic and diluted	133,760	131,688	133,177	122,816
Net loss attributable to common stockholders per share - basic and diluted	$(0.03)	$(0.14)	$(0.36)	$(0.47)
Comprehensive loss:
Net loss	$(4,005)	$(18,012)	$(48,129)	$(54,142)
Foreign currency translation adjustments, net of tax	(1,348)	(864)	(4,241)	1,302
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 6)	1,794	—	(9,008)	—
Comprehensive loss	$(3,559)	$(18,876)	$(61,378)	$(52,840)

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Total stockholders’ equity, beginning balance	$1,409,160	$1,572,951	$1,459,282	$1,601,577

Common stock:
Beginning balance	133	131	132	112
Stock options exercised and awards vested	—	—	1	2
Preferred stock converted to common	—	—	—	17
Ending balance	133	131	133	131

Additional paid-in capital:
Beginning balance	1,141,744	1,121,613	1,134,048	1,108,550
Stock-based compensation	5,134	4,423	13,775	12,559
Stock options exercised and awards vested	5,175	1,155	7,786	9,941
Stock withheld to cover employee taxes	(447)	(395)	(4,003)	(4,237)
Preferred stock converted to common	—	—	—	(17)
Ending balance	1,151,606	1,126,796	1,151,606	1,126,796

Retained earnings:
Beginning balance	287,845	457,838	331,969	501,712
Net loss	(4,005)	(18,012)	(48,129)	(54,142)
Dividends on Series B preferred stock	—	—	—	(7,744)
Ending balance	283,840	439,826	283,840	439,826

Accumulated other comprehensive loss, net of tax:
Beginning balance	(20,562)	(6,631)	(6,867)	(8,797)
Cumulative translation adjustments, net of tax	(1,348)	(864)	(4,241)	1,302
Unrealized gain (loss) on cash flow hedge, net of tax	1,794	—	(9,008)	—
Ending balance	(20,116)	(7,495)	(20,116)	(7,495)

Total stockholders’ equity, ending balance	$1,415,463	$1,559,258	$1,415,463	$1,559,258

Dividends declared per share:
Series B preferred stock	$—	$—	$—	$16.88

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(48,129)	$(54,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(23,600)	(18,543)
Depreciation and amortization	227,260	222,617
Loss on extinguishment of debt	30,209	207
Stock-based compensation (net of amounts capitalized)	12,560	11,524
Amortization of deferred financing fees	2,724	15,485
All other items, net	548	394
Changes in operating assets and liabilities:
Accounts receivable	7,958	1,051
Inventory	6,709	(11,038)
Prepaid expenses and other current assets	(986)	4,886
Other assets	2,545	293
Accounts payable	556	2,998
Accrued expenses and other current liabilities	(14,025)	(15,618)
Interest payable	(7,072)	(5,516)
Deferred revenue	(16,576)	(9,769)
Other long-term liabilities	(1,544)	(2,376)
Net cash provided by operating activities	179,137	142,453

Cash flows from investing activities:
Capital expenditures	(29,267)	(102,756)
Purchase of other investments	—	(10,000)
Net cash used in investing activities	(29,267)	(112,756)

Cash flows from financing activities:
Payments on the Credit Facility, including extinguishment costs	—	(126,000)
Borrowings under the Term Loan	202,000	—
Payments on the Term Loan	(8,250)	—
Repayments on the senior unsecured notes, including extinguishment costs	(383,451)	—
Payment of deferred financing fees	(2,562)	—
Proceeds from exercise of stock options	7,786	9,941
Tax payment upon settlement of stock awards	(4,003)	(4,237)
Payment of Series B preferred stock dividends	—	(8,387)
Net cash used in financing activities	(188,480)	(128,683)

Effect of exchange rate changes on cash and cash equivalents	(2,249)	453
Net decrease in cash and cash equivalents	(40,859)	(98,533)
Cash, cash equivalents, and restricted cash, beginning of period	223,561	465,287
Cash, cash equivalents, and restricted cash, end of period	$182,702	$366,754

See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$77,047	$101,061
Income taxes paid, net	$934	$999

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$2,533	$1,307
Interest capitalized but not paid	$—	$2,526
Capitalized amortization of deferred financing costs	$82	$2,276
Capitalized stock-based compensation	$1,215	$1,034

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

Recent Accounting Developments Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This guidance amends certain aspects of the accounting for income taxes. The Company intends to apply the new guidance effective January 1, 2021, as required. The impact of the adoption of the ASU on the Company's consolidated financial statements and related disclosures is not expected to be material.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The Company is evaluating ASU 2020-04 and considering the possible adoption of certain expedients stated within the guidance as well as the impacts they may have on its consolidated financial statements and related disclosures.

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

The fair value hierarchy consists of the following tiers:

•Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities;

•Level 2, defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying value of the following financial instruments approximated their fair values as of September 30, 2020 and December 31, 2019: cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2.

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

3. Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and Cash Equivalents

The following table summarizes the Company’s cash and cash equivalents:

	September 30, 2020	December 31, 2019	Recurring Fair Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$20,886	$13,943
Money market funds	161,816	209,618	Level 2
Total cash and cash equivalents	$182,702	$223,561

4. Leases

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 11) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently expected to be approximately 12.5 years. Lease income related to these agreements was $5.4 million for each of the three months ended September 30, 2020 and 2019, and $16.1 million and $16.2 million during the nine months ended September 30, 2020 and 2019, respectively. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive loss.

Both Aireon and L3Harris have made payments pursuant to their hosting agreements and the Company expects they will continue to do so. Future income with respect to the Company’s operating leases in which it is the lessor existing at September 30, 2020, exclusive of the $16.1 million recognized during the nine months ended September 30, 2020, by year and in the aggregate, is as follows:

Year Ending December 31,	Amount
(in thousands)
2020	$5,361
2021	21,445
2022	21,445
2023	21,445
2024	21,445
Thereafter	120,353
Total lease income	$211,494

5. Debt

Term Loan and Revolving Facility

On November 4, 2019, pursuant to a new loan agreement (the “Credit Agreement”), the Company entered into a $1,450.0 million term loan with various lenders and Deutsche Bank AG New York Branch as the Administrative Agent and the Collateral Agent (the “Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Company used the proceeds of the Term Loan, along with its debt service reserve account and cash on hand, to prepay all of the indebtedness outstanding under the loan facility with Bpifrance Assurance Export S.A.S. as well as related expenses. The Term Loan was issued at a price equal to 99.5% of its face value, bears interest at an annual rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor, and matures in November 2026. Principal payments, which are payable quarterly and began on June 30, 2020, equal one percent of the original loan amount per annum, with the remaining principal due upon maturity. Interest is payable monthly on the last business day of the month. Borrowings under the Revolving Facility, if any, bear interest at the same rate (but without a LIBOR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, and mature in November 2024.

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

As of September 30, 2020, the Company reported an aggregate of $1,641.8 million in borrowings under the Term Loan, before $24.9 million of net unamortized deferred financing costs, for a net principal balance of $1,616.9 million in borrowings in the accompanying condensed consolidated balance sheet. As of September 30, 2020, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the Company’s $1,641.8 million in aggregate borrowings under the Term Loan was $1,642.8 million. The Company had not borrowed under the Revolving Facility as of September 30, 2020.

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

Senior Unsecured Notes

As of September 30, 2020, the Company had fully paid down and retired the total gross outstanding principal balance of the Notes, as discussed above. As of December 31, 2019, the Company reported an aggregate of $360.0 million in borrowings under the Notes, before $7.0 million of net unamortized deferred financing costs, for a net principal balance of $353.0 million in borrowings in the accompanying condensed consolidated balance sheet.

Interest on Debt

Total interest incurred was $23.6 million and $35.7 million during the three months ended September 30, 2020 and 2019, respectively, and $75.0 million and $107.2 million during the nine months ended September 30, 2020 and 2019, respectively. Interest incurred includes amortization of deferred financing fees of $1.0 million and $5.7 million for the three months ended September 30, 2020 and 2019, respectively, and $2.8 million and $17.9 million for the nine months ended September 30, 2020 and 2019, respectively. Interest capitalized was $0.9 million and $2.3 million during the three months ended September 30, 2020 and 2019, respectively, and $2.4 million and $13.5 million, respectively, during the nine months ended September 30, 2020 and 2019. Accrued interest as of September 30, 2020 and December 31, 2019 was $0.2 million and $7.8 million, respectively.

6. Derivative Financial Instruments

The Company is exposed to interest rate fluctuations related to its Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rates by entering into offsetting positions through the use of interest rate swap contracts which result in recognizing a fixed interest rate for the portion of the Term Loan. This will reduce the negative impact of increases in the variable rate over the term of the interest rate swap contracts. These financial instruments are not used for trading or other speculative purposes. Historically, the Company has not incurred, and does not expect to incur in the future, any losses as a result of counterparty default.

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

Interest Rate Swaps

On November 27, 2019, the Company executed a long-term interest rate swap (“Swap”) effective through November 2021 to mitigate variability in forecasted interest payments on a portion of the Company’s borrowings under its Term Loan. On the last business day of each month, the Company receives variable interest payments based on one-month LIBOR from the counterparty. The Company also entered into an interest rate swaption agreement (“Swaption”) that, if executed on November 22, 2021, would extend the term of the Swap through November 2026. The Company pays a fixed annual rate of 0.50% for the Swaption and a fixed rate of 1.565% on the Swap. Both the Swap and the Swaption derivative instruments carry a notional amount of $1,000.0 million as of September 30, 2020. The Company has designated both the Swap and Swaption as qualifying hedging instruments and accounts for these derivatives as cash flow hedges.

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
Fair Value of Derivative Instruments

As of September 30, 2020, the Company had a current liability balance for the fair value of the Swap in the amount of $6.7 million, recorded in other current liabilities. As of December 31, 2019, the Company had a long-term asset balance for the fair value of the Swap in the amount of $0.8 million, recorded in other long-term assets. As of September 30, 2020 and December 31, 2019, the Company had a long-term liability balance for the fair value of the Swaption in the amount of $5.7 million and $0.9 million, respectively, recorded in other long-term liabilities.

During the three and nine months ended September 30, 2020, the Company incurred $2.7 million and $6.4 million, respectively, in net interest expense for the Swap and the Swaption, collectively. The Company did not hold any cash flow hedges during the comparable prior year periods. Gains and losses resulting from fair value adjustments to the Swap and Swaption are recorded within accumulated other comprehensive loss within the Company’s condensed consolidated balance sheets and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the Swap are included in cash flows from operating activities on the condensed consolidated statements of cash flows. The amount of unrealized loss related to the Swap and Swaption that was recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets was $9.0 million as of September 30, 2020, net of a $3.2 million tax impact. There were no gains or losses related to derivative financial instruments during the comparable prior year period.

7. Stock-Based Compensation

In May 2019, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. The Company registered with the SEC an additional 2,542,664 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 30,944,912 shares registered. As of September 30, 2020, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 plan was 11,799,631. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

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

The Company did not grant any stock options during the nine-month period ended September 30, 2020. During the nine months ended September 30, 2019, the Company granted approximately 139,000 stock options to its employees, with an estimated aggregate grant date fair value of $1.3 million.

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

Service-Based RSUs

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, certain members of the Company’s board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 58,000 and 76,000 service-based RSUs were granted to the Company’s directors as a result of these payments and elections during the nine months ended September 30, 2020 and 2019, respectively, with an estimated grant date fair value of $1.4 million for each period.

During the nine months ended September 30, 2020 and 2019, the Company granted approximately 683,000 and 651,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $18.3 million and $15.0 million, respectively.

During the nine months ended September 30, 2020 and 2019, the Company granted approximately 10,000 and 11,000 RSUs to non-employee consultants that are generally subject to service-based vesting. The RSUs will vest 50% on the first anniversary of the grant date, and the remaining 50% will vest quarterly thereafter through the second anniversary of the grant date. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the nine months ended September 30, 2020 and 2019 was $0.2 million for each period.

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

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, and the remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of September 30, 2020. As of September 30, 2020, there were no outstanding shares of preferred stock, as all preferred stock was converted in prior periods into common stock according to its terms.

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

During the three months ended June 30, 2019, the Company’s daily volume-weighted average stock price remained at or above $11.21 per share for a period of 20 out of 30 trading days, allowing for the conversion of the Series B Preferred Stock at the election of the Company. On May 15, 2019, the Company converted all outstanding shares of its Series B Preferred Stock into shares of common stock, resulting in the issuance of 16,627,632 shares of common stock. To convert the stock, the Company declared and paid all current and cumulative dividends to holders of record of Series B Preferred Stock as of May 8, 2019, resulting in a dividend payment of $8.4 million. As a result, the Company did not have any shares of Series B Preferred Stock outstanding as of September 30, 2020 and December 31, 2019.

9. Revenue

The following table summarizes the Company’s services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Commercial services revenue:
Voice and data	$42,736	$44,717	$126,748	$129,526
Broadband	9,120	8,135	26,339	22,332
IoT data	25,410	25,346	71,802	71,740
Hosted payload and other data	14,511	12,037	46,213	37,871
Total commercial services revenue	91,777	90,235	271,102	261,469
Government services revenue	25,137	25,618	75,137	72,132
Total services revenue	$116,914	$115,853	$346,239	$333,601

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Commercial engineering and support services	$1,127	$795	$3,264	$1,851
Government engineering and support services	8,311	6,762	20,231	20,315
Total engineering and support services revenue	$9,438	$7,557	$23,495	$22,166

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $9.6 million and $9.1 million during the three months ended September 30, 2020 and 2019, respectively, and $33.1 million and $34.4 million during the nine months ended September 30, 2020 and 2019, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated prepaid usage period. The contract assets not separately disclosed are as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
Contract Assets:
Commissions	$820	$1,116
Other contract costs	$2,946	$3,231

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

The computations of basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Net loss - basic and diluted	$(4,005)	$(18,012)	$(48,129)	$(58,336)

Denominator:
Weighted average common shares - basic and diluted	133,760	131,688	133,177	122,816

Net loss per share - basic and diluted	$(0.03)	$(0.14)	$(0.36)	$(0.47)

Due to the Company’s net loss position for the three and nine months ended September 30, 2020 and 2019, all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. The incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects, for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Anti-dilutive contingent performance-based RSUs	352	413	298	396
Anti-dilutive service-based RSUs	—	—	3	—
Anti-dilutive options	93	218	145	201

11. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company’s satellite constellation hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. In December 2018, in connection with Aireon’s entry into a debt facility, the Company and the other Aireon investors contributed their respective interests in Aireon into a new holding company, Aireon Holdings LLC, and entered into an Amended and Restated Aireon Holdings LLC Agreement (the “Aireon Holdings LLC Agreement”). Aireon Holdings LLC holds 100% of the membership interests in Aireon LLC, which remains the operating entity. At September 30, 2020, the Company had a fully diluted ownership stake in Aireon Holdings LLC of approximately 35.7%, subject to certain redemption provisions contained in the Aireon Holdings LLC Agreement.

Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to an agreement with Aireon (“the Hosting Agreement”), Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $54.1 million had been paid as of September 30, 2020, as well as power fees of approximately $3.7 million per year. Pursuant to a separate data transmission services agreement (the “Data Services Agreement”), Aireon also pays the Company monthly data service fees on a per-satellite basis totaling $19.8 million per year for the delivery of the air traffic surveillance data through the Iridium® network, as well as specified services relating to Aireon’s hosted payload operations center. The Aireon ADS-B receivers were activated on an individual basis as the satellite on which the receiver is hosted began carrying traffic. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement as an operating lease. Under this agreement, the Company recognized $4.0 million of hosting fee revenue for each of the three-month periods ended September 30, 2020 and 2019, and $12.0 million and $11.9 million for the nine months ended September 30, 2020 and 2019, respectively. For power and data service fees, the Company recognized revenue from Aireon of $5.9 million and $3.2 million for the three months ended September 30, 2020 and 2019, respectively, and $18.0 million and $9.4 million for the nine months ended September 30, 2020 and 2019, respectively. These increases related to a contractual step-up and increased Aireon power fees in 2020.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under all agreements totaled $2.3 million and $1.4 million at September 30, 2020 and December 31, 2019, respectively.

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

Our new constellation also hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on the upgraded satellites. We formed Aireon LLC in 2011, with subsequent investments from the air navigation service providers, or ANSPs, of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to provide the service to our co-investors in Aireon and to other ANSPs around the world, including the U.S. Federal Aviation Authority, or FAA. Aireon has also contracted to pay us a fee to host the ADS-B receivers on our constellation, as well as power and data services fees for the delivery of the air traffic surveillance data over the Iridium network. Aireon has made payments of $54.1 million for a portion of its hosting fees since the inception of the contract. Aireon also pays us power and data services fees of up to approximately $23.5 million per year in the aggregate for the delivery of the air traffic surveillance data over the Iridium system. In addition, we have entered into an agreement with L3Harris Technologies, Inc., or L3Harris, the manufacturer of the Aireon hosted payload, pursuant to which L3Harris pays us fees to allocate the remaining hosted payload capacity to its customers and data service fees on behalf of these customers.

We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 135 service providers, approximately 285 value-added resellers, or VARs, and approximately 95 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business.

At September 30, 2020, we had approximately 1,429,000 billable subscribers worldwide, representing an increase of 13% from approximately 1,269,000 billable subscribers at September 30, 2019. We have a diverse customer base, with end users in the following lines of business: land mobile, maritime, aviation, Internet of Things, or IoT, hosted payloads and other data services and the U.S. government.

We recognize revenue from both the provision of services and the sale of equipment. Over the past several years, service revenue, including revenue from hosting and data services, has represented an increasing proportion of our revenue, and we expect that trend to continue.

Effects of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic and measures taken in response are currently affecting countries, communities and markets around the world. Like many other businesses, we started to see a slowdown in the final weeks of March as a result of this widespread economic shutdown. Our distributors have also experienced business and operational restrictions, which limit their ability to visit customers, complete new installations, and close on new business opportunities. This slowdown continued during the second and third quarters, though we have seen significant recovery in some markets, most notably IoT. Other markets, including aviation and maritime, continue to suffer significant effects from reduced activity during the pandemic. Aviation, in particular, may take years to recover to pre-pandemic levels. In other industries, such as maritime, the effects are significant, but vary by region and business model. In April, following an analysis of the effects of the pandemic on our business, as well as expected future effects, including lower equipment sales, lower levels of subscriber growth, and the potential for increased customer use of lower-cost plans, we substantially reduced our revenue and profitability outlook, and increased our leverage outlook, for 2020 from the levels that we previously forecast in February 2020. As we have seen recovery in some markets over the last two quarters, we subsequently improved our revenue, profitability and leverage outlook, to a level approaching what we initially forecast in February. The ultimate effects of the COVID-19 pandemic are difficult to assess or predict with certainty at this time but may include additional risks. For further information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Material Trends and Uncertainties

Our industry and customer base have historically grown as a result of:
•demand for remote and reliable mobile communications services;
•a growing number of new products and services and related applications;
•a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;
•increased demand for communications services by disaster and relief agencies, and emergency first responders;
•improved data transmission speeds for mobile satellite service offerings;
•regulatory mandates requiring the use of mobile satellite services;
•a general reduction in prices of mobile satellite services and subscriber equipment; and
•geographic market expansion through the ability to offer our services in additional countries.
Nonetheless, we face a number of challenges and uncertainties in operating our business, including:
•the effects of the COVID-19 pandemic on us and on Aireon, including on revenue, employee health and safety, employee productivity, and the financial health and effectiveness of our distributors and suppliers;
•our ability to maintain the health, capacity, control and level of service of our satellites;
•our ability to develop and launch new and innovative products and services;
•changes in general economic, business and industry conditions, including the effects of currency exchange rates;
•our reliance on a single primary commercial gateway and a primary satellite network operations center;
•competition from other mobile satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;
•interference with our services caused by the repurposing of L-band satellite spectrum for terrestrial purposes;
•market acceptance of our products;
•regulatory requirements in existing and new geographic markets;
•rapid and significant technological changes in the telecommunications industry;
•our ability to generate sufficient internal cash flows to repay our debt;
•reliance on our wholesale distribution network to market and sell our products, services and applications effectively;
•reliance on single-source suppliers for the manufacture of most of our subscriber equipment and for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events, potentially including the COVID-19 pandemic; and
•reliance on a few significant customers, particularly agencies of the U.S. government, for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Comparison of Our Results of Operations for the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,				Change
	2020	% of Total Revenue	2019	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$116,914	77%	$115,853	80%	$1,061	1%
Subscriber equipment	25,120	17%	21,375	15%	3,745	18%
Engineering and support services	9,438	6%	7,557	6%	1,881	25%
Total revenue	151,472	100%	144,785	100%	6,687	5%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	23,909	16%	23,581	16%	328	1%
Cost of subscriber equipment	15,429	10%	12,862	9%	2,567	20%
Research and development	3,116	2%	2,822	2%	294	10%
Selling, general and administrative	20,631	14%	22,934	16%	(2,303)	(10)%
Depreciation and amortization	75,654	50%	74,575	52%	1,079	1%
Total operating expenses	138,739	92%	136,774	95%	1,965	1%
Operating income	12,733	8%	8,011	5%	4,722	59%

Other expense:
Interest expense, net	(22,628)	(15)%	(30,493)	(21)%	7,865	(26)%
Other income, net	205	—%	26	—%	179	688%
Total other expense, net	(22,423)	(15)%	(30,467)	(21)%	8,044	(26)%
Loss before income taxes	(9,690)	(7)%	(22,456)	(16)%	12,766	(57)%
Income tax benefit	5,685	4%	4,444	3%	1,241	28%
Net loss	$(4,005)	(3)%	$(18,012)	(12)%	$14,007	(78)%

Revenue
Commercial Service Revenue

	Three Months Ended September 30,
	2020			2019			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$42.8	352	$41	$44.7	360	$41	$(1.9)	(8)	$—
Broadband (3)	9.1	11.4	$270	8.1	10.6	$260	1.0	0.8	10
IoT data	25.4	924	$9.48	25.3	767	$11.36	0.1	157	(1.88)
Hosted payload and other data	14.5	N/A		12.0	N/A		2.5	N/A
Total commercial services	$91.8	1,287		$90.1	1,138		$1.7	149
(1)Billable subscriber numbers shown are at the end of the respective period.
(2)Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period. Billable subscriber and ARPU data is not applicable for hosted payload and other data service revenue items.
(3)Commercial broadband consists of Iridium OpenPort® and Iridium Certus® broadband services, which were previously reported in commercial voice and data revenue. Prior year periods have been conformed to this presentation.

For the three months ended September 30, 2020, total commercial services revenue increased $1.7 million, or 2%, primarily as a result of the increase in hosted payload and other data revenue of $2.5 million, or 21%. This increase resulted from the increased Aireon data service fees related to a contractual step-up and increased Aireon power fees. The increase in hosted payload and other data revenue was largely offset by a decrease in voice and data services revenue of $1.9 million, or 4%, from the prior year period. This decrease resulted from reduced subscribers and a decrease in usage following mobility restrictions associated with the COVID-19 pandemic. Commercial broadband revenue increased $1.0 million, or 12%, from the prior year period principally due to sales of Iridium Certus broadband services, which were commercially introduced in January 2019. Commercial IoT data revenue remained relatively flat for the three months ended September 30, 2020, at approximately $25.4 million primarily due to a 20% increase in commercial IoT data billable subscribers, primarily from continued strength in consumer personal communications devices. The increase in IoT related to subscriber growth was offset in part by a decrease in ARPU, driven by the decrease in usage revenue related to COVID-19, particularly with aviation customers, and an increase in the proportion of consumer personal communications device users comprising IoT subscribers, as users of these devices typically utilize lower ARPU plans.
Government Service Revenue

	Three Months Ended September 30,
	2020		2019		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$25.1	142	$25.6	131	$(0.5)	11
(1)Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. During the three months ended September 30, 2019, we operated under month-to-month extension contracts while the EMSS Contract was being negotiated.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $3.7 million, or 18%, for the three months ended September 30, 2020 compared to the prior year period, primarily due to an increase in the volume of IoT and L-band transceiver device sales, partially offset by a decrease in the volume of handset sales.
Engineering and Support Service Revenue

	Three Months Ended September 30,
	2020	2019	Change
	(Revenue in millions)
Commercial engineering and support services	$1.1	$0.8	$0.3
Government engineering and support services	8.3	6.8	1.5
Total engineering and support services	$9.4	$7.6	$1.8
Engineering and support service revenue increased $1.8 million, or 25%, for the three months ended September 30, 2020 compared to the prior year period primarily as a result of an increase in the volume of contracted work to enable services for the U.S. government, and an increase in the volume of work for commercial customers, primarily related to the Aireon hosted payload operations center.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $0.3 million, or 1%, for the three months ended September 30, 2020 from the prior year period, primarily as a result of higher costs to support the new EMSS Contract and increased volume of contacted engineering work to enable services for the U.S. government. These increases were partially offset by a decrease in in-orbit insurance costs, which were amortized over a one-year period from the in-service date, as we completed the placement of upgraded satellites in-orbit in February 2019.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $2.6 million, or 20%, for the three months ended September 30, 2020 compared to the prior year period primarily due to the increase in IoT and L-band transceiver device sales, as described above.
Research and Development
Research and development expenses increased by $0.3 million, or 10%, for the three months ended September 30, 2020 compared to the prior year period due to increased spend on new devices for our upgraded network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses decreased by $2.3 million, or 10%, for the three months ended September 30, 2020 compared to the prior year period, primarily due to decreases in legal and consulting fees and decreased spending on conferences as a result of COVID-19 travel restrictions.
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

Other Expense
Interest Expense, Net
Interest expense, net decreased $7.9 million for the three months ended September 30, 2020 compared to the prior year period, primarily related to the impact of the refinancing of our debt including a decrease in the weighted average effective interest rate and lower average outstanding borrowings under our total debt obligations.

Income Tax Benefit
For the three months ended September 30, 2020, our income tax benefit was $5.7 million, compared to income tax benefit of $4.4 million for the prior year period. The increase in income tax benefit is primarily related to an increased stock compensation benefit, as well as the reduction in state net operating loss valuation allowance compared to the prior year, partially offset by a decrease in loss before income taxes compared to the prior year.
Net Loss
Net loss was $4.0 million for the three months ended September 30, 2020, compared to a net loss of $18.0 million for the prior year period. The change primarily resulted from the $7.9 million decrease in interest expense, net and the $6.7 million increase in total revenues, as well as the $2.3 million decrease in selling, general and administrative expenses and the $1.2 million increase in income tax benefit, as described above. These increases were partially offset by the $4.3 million increase in other operating expenses.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,				Change
	2020	% of Total Revenue	2019	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$346,239	79%	$333,601	79%	$12,638	4%
Subscriber equipment	67,198	16%	65,803	16%	1,395	2%
Engineering and support services	23,495	5%	22,166	5%	1,329	6%
Total revenue	436,932	100%	421,570	100%	15,362	4%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	69,021	16%	71,709	17%	(2,688)	(4)%
Cost of subscriber equipment	39,772	9%	38,663	9%	1,109	3%
Research and development	7,940	2%	10,718	3%	(2,778)	(26)%
Selling, general and administrative	62,556	14%	67,744	16%	(5,188)	(8)%
Depreciation and amortization	227,260	52%	222,617	53%	4,643	2%
Total operating expenses	406,549	93%	411,451	98%	(4,902)	(1)%
Operating income	30,383	7%	10,119	2%	20,264	200%

Other expense:
Interest expense, net	(71,578)	(16)%	(85,076)	(20)%	13,498	(16)%
Loss on extinguishment of debt	(30,209)	(7)%	(207)	—%	(30,002)	14,494%
Other income (expense), net	332	—%	(926)	—%	1,258	(136)%
Total other expense, net	(101,455)	(23)%	(86,209)	(20)%	(15,246)	18%
Loss before income taxes	(71,072)	(16)%	(76,090)	(18)%	5,018	(7)%
Income tax benefit	22,943	5%	21,948	5%	995	5%
Net loss	$(48,129)	(11)%	$(54,142)	(13)%	$6,013	(11)%

Revenue
Commercial Service Revenue

	Nine Months Ended September 30,
	2020			2019			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$126.8	352	$40	$129.6	360	$40	$(2.8)	(8)	$—
Broadband (3)	26.3	11.4	$263	22.3	10.6	$245	4.0	0.8	18
IoT data	71.8	924	$9.25	71.7	767	$11.27	0.1	157	(2.02)
Hosted payload and other data	46.2	N/A		37.9	N/A		8.3	N/A
Total commercial services	$271.1	1,287		$261.5	1,138		$9.6	149
(1)Billable subscriber numbers shown are at the end of the respective period.
(2)Average monthly revenue per unit, or ARPU, is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period. Billable subscriber and ARPU data is not applicable for hosted payload and other data service revenue items.
(3)Commercial broadband consists of Iridium OpenPort and Iridium Certus broadband services, which were previously reported in commercial voice and data revenue. Prior year periods have been conformed to this presentation.

For the nine months ended September 30, 2020, total commercial services revenue increased from the prior year period by $9.6 million, or 4%, primarily due to increased hosted payload and other data services revenue and increased commercial broadband revenue. Hosted payload and other data service revenue increased $8.3 million, or 22%, primarily due to increased Aireon data service fees related to a contractual step-up and increased Aireon power fees. Commercial broadband revenue increased $4.0 million, or 18%, from the prior year period, principally due to sales of Iridium Certus broadband services, which were commercially introduced in January 2019. The increases in hosted payload and other data service revenue and commercial broadband revenue were partially offset by a $2.8 million, or 2%, decline in commercial voice and data revenue from the prior year period resulting from a decrease in subscribers and decreased usage following mobility restrictions associated with the COVID-19 pandemic. Commercial IoT data revenue remained relatively flat for the nine months ended September 30, 2020, at $71.8 million. This primarily reflects a 20% increase in commercial IoT data billable subscribers, primarily from continued strength in consumer personal communications devices, offset in part by a decrease in ARPU, driven by the decrease in usage revenue related to COVID-19, particularly with aviation customers, and an increase in the proportion of consumer personal communications device users comprising IoT subscribers, as users of these devices typically utilize lower ARPU plans.

Government Service Revenue

	Nine Months Ended September 30,
	2020		2019		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$75.1	142	$72.1	131	$3.0	11
(1)Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the nine months ended September 30, 2020, government service revenue increased $3.0 million from the prior year period as a result of the higher pricing in the new EMSS Contract.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $1.4 million, or 2%, for the nine months ended September 30, 2020 compared to the prior year period, primarily due to an increase in the volume of L-band transceivers and IoT device sales, partially offset by a decrease in the volume of handset sales.
Engineering and Support Service Revenue

	Nine Months Ended September 30,
	2020	2019	Change
	(Revenue in millions)
Commercial engineering and support services	$3.3	$1.9	$1.4
Government engineering and support services	20.2	20.3	(0.1)
Total engineering and support services	$23.5	$22.2	$1.3
Engineering and support service revenue increased $1.3 million, or 6%, for the nine months ended September 30, 2020 compared to the prior year period primarily as a result of an increase in the volume of work for commercial customers, primarily related to the Aireon hosted payload operations center.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) decreased by $2.7 million, or 4%, for the nine months ended September 30, 2020 from the prior year period, primarily as a result of a decrease in in-orbit insurance costs, which were amortized over a one-year period from the in-service date, as we completed the placement of upgraded satellites in-orbit in February 2019. This decrease was offset in part by higher costs to support the new EMSS Contract and higher satellite operations support associated with higher levels of activity directed towards operating the completed system.
Cost of Subscriber Equipment
Cost of subscriber equipment increased by $1.1 million, or 3%, for the nine months ended September 30, 2020 compared to the prior year period primarily due to the increase in the volume of L-band transceivers and IoT device sales, as described above.
Research and Development
Research and development expenses decreased by $2.8 million, or 26%, for the nine months ended September 30, 2020 compared to the prior year period due to decreased spend on new devices for our upgraded network.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $5.2 million, or 8%, for the nine months ended September 30, 2020 compared to the prior year period, primarily due to a decrease in management incentive compensation and decreased spend on travel and marketing related events as a result of COVID-19. We also experienced a decrease in stock appreciation rights expense resulting from changes in our stock valuation between the respective reporting periods. These decreases were offset by an increase in wages associated with an increase in headcount in our general and administrative functions.
Depreciation and Amortization
Depreciation and amortization expense increased by $4.6 million, or 2%, for the nine months ended September 30, 2020 compared to the prior year period, primarily due to the increased number of upgraded satellites in service during the current period as we completed the replacement of our first-generation satellites in February 2019. As the upgraded satellites are the largest proportion of our asset base, we anticipate depreciation and amortization to remain relatively consistent from period to period for the next several years.
Other Expense
Interest Expense, Net
Interest expense, net decreased $13.5 million for the nine months ended September 30, 2020 compared to the prior year period, primarily related to the impact of the refinancing of our debt including a decrease in the weighted average effective interest rate and lower average outstanding borrowings under our total debt obligations.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $30.2 million for the nine months ended September 30, 2020, compared to approximately $0.2 million for the prior year period. During February 2020, we closed on an additional $200.0 million under our Term Loan and used these proceeds, together with cash on hand, to prepay all of the indebtedness outstanding under the Notes, including premiums for early prepayment. In conjunction with the prepayment of the Notes, we wrote off the remaining unamortized debt issuance costs, resulting in the $30.2 million loss on extinguishment of debt. In the prior year period, we used hosting fees received from Aireon to extinguish debt.
Income Tax Benefit
For the nine months ended September 30, 2020, our income tax benefit was $22.9 million, compared to income tax benefit of $21.9 million for the prior year period. The increase in income tax benefit is related to the reduction in state net operating loss valuation allowance compared to the prior year, as well as prior year non-recurring adjustments to our deferred tax assets and liabilities related to state law changes, partially offset by a reduced stock compensation benefit compared to the prior year.
Net Loss
Net loss was $48.1 million for the nine months ended September 30, 2020, compared to net loss of $54.1 million for the prior year period. The change primarily resulted from the $15.4 million increase in total revenues, the $4.9 million decrease in total operating expenses and the $13.5 million decrease in interest expense, net, partially offset by the $30.0 million increase in loss on extinguishment of debt, as described above.

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

As of September 30, 2020, we reported an aggregate balance of $1,641.8 million in borrowings under the Term Loan, before $24.9 million of net deferred financing costs, for a net principal balance of $1,616.9 million outstanding in our condensed consolidated balance sheet. We have not drawn on our Revolving Facility.

Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default.

As of September 30, 2020, our total cash and cash equivalents balance was $182.7 million, and we had $100.0 million of borrowing availability under our Revolving Facility. In addition to the Revolving Facility, our principal sources of liquidity are cash, cash equivalents and internally generated cash flows. Our principal liquidity requirements over the next twelve months are principal and interest on the Term Loan.

The Credit Agreement contains a mandatory prepayment mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement). It provides for specified exceptions, baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, as well as a phase-out of the mandatory excess cash flow prepayments, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions.

We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Cash provided by operating activities	$179,137	$142,453	$36,684
Cash used in investing activities	$(29,267)	$(112,756)	$83,489
Cash used in financing activities	$(188,480)	$(128,683)	$(59,797)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2020 increased by $36.7 million from the prior year period. Net loss, as adjusted for non-cash activities, improved by $24.0 million over the prior year, primarily due to the non-cash $30.0 million increase in the loss on extinguishment of debt and increased revenues. Net cash from operating activities also increased related to working capital changes of approximately $12.7 million. This increase was primarily the result of timing of accounts receivable collections, as well as lower purchases of inventory in 2020, compared to the prior year. In 2019, there was an increase in inventory primarily associated with last-time purchases of manufacturers' discontinued parts that did not recur in 2020. These improvements in cash were offset in part by a decrease in interest payable compared to the prior year. In November 2019 and February 2020, we replaced our Credit Facility and Notes, respectively, with the Term Loan, resulting in monthly interest payments and an increase in cash used compared to previous semi-annual interest payments. As a result, there is minimal interest payable in the 2020 working capital balance for the new Term Loan.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 decreased by $83.5 million compared to the prior year period primarily due to a decrease in capital expenditures as we completed payments for the construction of our upgraded constellation in 2019. We estimate our capital expenditures will average approximately $40.0 million per year until 2029.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2020 increased by $59.8 million compared to the prior year period primarily due to utilizing our cash to pay down additional debt in the current year. This resulted in net principal payments and related costs of $189.7 million for 2020, compared to a $126.0 million principal payment on the Credit Facility in 2019. See Note 5 to our condensed consolidated financial statements included in this report for further discussion of our indebtedness.

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

We have an outstanding aggregate balance of $1,641.8 million under the Term Loan as of September 30, 2020. We have executed a long-term interest rate swap, or the Swap, for $1,000.0 million of the Term Loan, through November 2021. We also entered into an interest rate swaption, or the Swaption, that if executed on November 22, 2021, would extend our Swap through November 2026. For the portion of the Term Loan not covered under the Swap, we pay interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus 3.75%, with a 1.0% LIBOR floor, which will, accordingly, subject us to interest rate fluctuations in future periods. A one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.

We have no borrowings under our Revolving Facility as of September 30, 2020. Accordingly, although the Revolving Facility bears interest at the same LIBOR plus 3.75% rate, but without a LIBOR floor, if and as drawn, we were not exposed to fluctuations in interest rates with respect to our Revolving Facility.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In response to the COVID-19 pandemic, many jurisdictions in the United States and around the world ordered their residents to cease traveling to non-essential jobs and to stay in their homes as much as possible. Since mid-March, we have been conducting business with remote work for most employees, prohibition on most employee travel, and remote sales and support activities, among other modifications. The pandemic and the steps taken to respond have also caused substantial domestic and global economic disruption, including similar restrictions on activity among our distributors, which has led to reduced sales and has limited our distributors’ ability to install or service our products. These limitations may continue for the duration of these pandemic-related restrictions, and we or our distributors may take additional actions to respond as the situation evolves.
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
Aireon is our primary hosted payload customer, and we expect annual revenue to us from Aireon hosting, data services and power fees to be approximately $39.5 million. In addition, if and when funds are available following a planned refinancing of its credit facility, Aireon’s parent company, Aireon Holdings, is required to redeem a portion of our ownership interest for a payment of $120.0 million, and we would then retain a common ownership interest of approximately 22% in Aireon Holdings. Based on Aireon’s business plan and restrictions under Aireon’s debt facility, we do not expect this redemption of our ownership interest to occur for several years.
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
We select third-party distributors, in some cases on an exclusive basis, and rely on them to market and sell our products and services to end users and to determine the prices end users pay. We also depend on our distributors to develop innovative and improved solutions and applications integrating our product and service offerings. As a result of these arrangements, we are dependent on the performance of our distributors to generate most of our revenue. Our distributors operate independently of us, and we have limited control over their operations, which exposes us to significant risks. Distributors may not commit the same level of resources to market and sell our products and services that we would, and these distributors may also market and sell competitive products and services. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which could limit their ability to market or sell our products and services. If our distributors develop faulty or poorly performing products using our technology or services, we may be subject to claims, and our reputation could be harmed. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, we may be unable to increase or maintain our revenue in these markets or enter new markets, we may not realize our expected growth, and our brand image and reputation could be hurt.
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
We currently rely on two manufacturers of our devices, including our mobile handsets, L-Band transceivers, and SBD® devices. We also utilize sole source suppliers for some of the component parts of our devices. If any of our suppliers were to terminate its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price or at all.
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
We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States, excluding our Iridium OpenPort broadband data service traffic, accounted for 71% and 72% of total commercial data traffic for the years ended December 31, 2019 and 2018, respectively, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 90% of total commercial voice traffic for the years ended December 31, 2019 and 2018. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries. The

COVID-19 pandemic has, and we expect will continue to, put pressure on global economic conditions and overall spending, which could negatively affect end user adoption of our products.
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
Other risks associated with the proposed expansion of our international operations include:
•effects of the COVID-19 pandemic, including on international economies, supply chains and travel;
•difficulties in penetrating new markets due to established and entrenched competitors;
•difficulties in developing products and services that are tailored to the needs of local customers;
•lack of local acceptance or knowledge of our products and services;
•lack of recognition of our products and services;
•unavailability of, or difficulties in establishing, relationships with distributors;
•significant investments, including the development and deployment of dedicated gateways, as some countries require physical gateways within their jurisdiction to connect the traffic coming to and from their territory;
•instability of international economies and governments;
•changes in laws and policies affecting trade and investment in other jurisdictions, including the United Kingdom’s exit from the European Union;
•exposure to varying legal standards, including data privacy, security and intellectual property protection in other jurisdictions;
•difficulties in obtaining required regulatory authorizations;
•difficulties in enforcing legal rights in other jurisdictions;
•local domestic ownership requirements;
•requirements that operational activities be performed in-country;
•changing and conflicting national and local regulatory requirements;
•foreign currency exchange rates and exchange controls; and
•ongoing compliance with the U.S. Foreign Corrupt Practices Act, U.S. export controls, anti-money laundering and trade sanction laws, and similar anti-corruption and international trade laws in other countries.
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

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the Securities and Exchange Commission on October 20, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i)   Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019;
(ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and
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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: October 20, 2020