Form 10-K
period 2020-12-31
Iridium Communications Inc.
filed 2021-02-11
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2,895.0 million.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 5, 2021 was 134,279,633.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2020

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

Business Overview

We are the only commercial provider of communications services offering true global coverage, connecting people, organizations and assets to and from anywhere, in real time. Our unique L-band satellite network provides reliable communications services to regions of the world where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations, and consumers via our satellite network, which has an architecture of 66 operational satellites with in-orbit and ground spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across our satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for local ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.

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

Our commercial business, which we view as our primary source of long-term growth, is diverse and serves markets such as emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction, railways and other transportation. Many of our end users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, e-mail and data transfer, including telematics and personal location tracking, and to provide mobile communications services for employees in areas inadequately served by other telecommunications networks. Commercial enterprises use our services to track assets in remote areas and provide telematics information such as location and engine diagnostics. Ship crews and passengers use our services for ship-to-shore calling, as well as to send and receive e-mail and data files, and to receive electronic media, weather reports, emergency bulletins and electronic charts. Shipping operators use our services to manage operations on board ships and to transmit data, such as course, speed, fuel, weather and other navigation service data. Aviation end users use our services for air-to-ground telephony and data communications for position reporting, flight following, emergency tracking, weather information, electronic flight bag updates, and airline operational communications. Explorers and adventurers use our services as a safety and critical communications lifeline to remain in contact with friends and family, as well as for emergency distress signals. We expect that Iridium Certus, launched in January 2019, will continue to drive growth opportunities in our commercial business. With initial broadband services provided for the maritime and land-mobile industries, Iridium Certus offers the flexibility to scale device speeds, sizes and power requirements both up and down based on the needs of the end-user. It provides a platform for our partners to develop specialized broadband, narrowband and midband (a term we use to describe services between our legacy 2.4 Kbps narrowband and our 128 Kbps and higher broadband offerings) applications on our network.

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $130.6 million in service and engineering and support service revenue, or 22% of our total revenue, for the year ended December 31, 2020. This does not include revenue from the sale of equipment that may be ultimately purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack specific visibility into these activities and the related revenue. We are operating under a multi-year, fixed-price contract with the U.S. government to provide specified satellite airtime services for an unlimited number of U.S. Department of Defense and other federal government subscribers. This contract has a total value of $738.5 million over its seven-year term, through September 2026. We may provide other services, such as Iridium Certus, to the U.S. government under separate arrangements for an additional fee. In addition, we intend to invest approximately $10-$12 million over the first three years of our Enhanced Mobile Satellite Services, or EMSS, contract in support of the U.S. government to implement enhanced services at its dedicated gateway, which will be accounted for as additional cost of services.

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

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 125 service providers, approximately 285 value-added resellers, or VARs, and approximately 90 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At December 31, 2020, we had approximately 1,476,000 billable subscribers worldwide, representing a 14% increase compared to December 31, 2019. Total revenue increased from $560.4 million in 2019 to $583.4 million in 2020.

Industry

We compete in the mobile satellite services sector of the global communications industry. Mobile satellite services operators provide voice and data services to people and machines using a network of satellites and ground facilities. Mobile satellite services are intended to meet users’ needs for connectivity in all locations where terrestrial wireless and wireline communications networks do not exist, do not provide sufficient coverage, or are impaired, including rural and developing areas that lack adequate wireless or wireline networks, airways, ocean and polar regions where few alternatives exist, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

Government organizations, including military and intelligence agencies and disaster response agencies, non-governmental organizations, and industrial operations and support teams depend on mobile and fixed voice and data satellite communications services on a regular basis. Businesses with global operations require reliable communications services when operating in remote locations around the world. Mobile satellite services users span many sectors, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction, railways and other transportation, among others. Many of our customers view satellite communications services as critical to their daily operations.

We believe that increasing mobile penetration creates additional demand for mobile satellite services. According to a 2020 study by the GSM Association, unique mobile subscribers, excluding cellular Internet of Things, or IoT, reached 5.2 billion throughout the world as of the end of 2019 and are projected to reach 5.8 billion by 2025.

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

Communications industry sectors include:
•mobile satellite services, which provide customers with voice and data connectivity to mobile and fixed devices using ground facilities and networks of geostationary, or GEO, satellites, which are located approximately 22,300 miles above the equator, medium earth orbit satellites, which orbit between approximately 6,400 and 10,000 miles above the earth’s surface, or low earth orbit, or LEO, satellites, such as those in our constellation, which orbit between approximately 300 and 1,000 miles above the earth’s surface;
•fixed satellite services, which typically use GEO satellites to provide customers with broadband communications links between fixed points on the earth’s surface; and
•terrestrial services, which use a network of land-based equipment, including switching centers and radio base stations, to provide wireless or wireline connectivity and are complementary to satellite services.

Within the two major satellite sectors, fixed satellite services and mobile satellite services, operators differ significantly from each other with respect to size of antenna and types of services offered. Fixed satellite services providers, such as Intelsat S.A., Eutelsat Communications S.A. and SES S.A., are characterized by large, often stationary or fixed ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high-speed data customers and international telephone markets. By contrast, mobile satellite services providers, such as us, Inmarsat Global Limited, Globalstar, Inc., and ORBCOMM Inc. focus more on voice and data services, where mobility and small-sized terminals are essential.

LEO systems, such as the one we operate, generally have lower transmission delays, or latency, than GEO systems, such as that operated by Inmarsat, due to the shorter distance signals have to travel, which also enables the use of smaller antennas on mobile devices. We believe the unique interlinked mesh architecture of our constellation, combined with the global footprint of our satellites, distinguishes us from regional LEO satellite operators such as Globalstar and ORBCOMM, by allowing us to route voice and data transmissions to and from anywhere on the earth’s surface without the need for local ground infrastructure. As a result, we are the only mobile satellite services operator offering real-time, low-latency services with true global coverage, including full coverage of the polar regions.

Our Competitive Strengths
•Our Constellation. Our upgraded satellite constellation enables our Iridium Certus offerings, empowers the development of a range of new global products and services, and supports Aireon’s aircraft tracking service, as well as other hosted payload missions.
•Attractive and growing markets. We believe that the mobile satellite services industry will continue to experience growth driven by the increasing awareness of the need for reliable mobile voice and data communications services, the lack of coverage of most of the earth's surface by terrestrial wireless systems, and the continued development of innovative, lower-cost technology, applications integrating mobile satellite products and services, and the continued development of the IoT. Only satellite providers can offer global coverage, and the satellite industry is characterized by significant financial, technological and regulatory barriers to entry.

•Strategic relationship with the U.S. government. The U.S. government is our largest single customer, and we have provided airtime services to the U.S. government (particularly the Department of Defense) since our inception. We believe the U.S. government views our encrypted handset, IoT devices, DTCS and other products as mission-critical services and equipment. The U.S. government continues to make significant investments in a dedicated gateway on a U.S. government site to provide operational security and allow U.S. government handset and IoT users to communicate securely with other U.S. government communications equipment. This gateway is only compatible with our satellite network. In September 2019, we entered into a seven-year, fixed-price contract with the U.S. government to provide specific narrowband satellite airtime services for an unlimited number of U.S. government and other federal government subscribers, with a total contract value of $738.5 million. We have seen significant annual increases in the number of federal government subscribers during the last several years, and we expect this trend to continue, increasing the value of our services to U.S. government customers.
•Wholesale distribution network. The specialized needs of our global end users span many markets, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction, railways and other transportation. We sell our products and services to commercial end users through a wholesale distribution network of service providers, VARs and VAMs, which often specialize in a particular line of business. Our distributors use our products and services to develop innovative and integrated communications solutions for their target markets, embedding our technology in their products or combining our products with other technologies, such as GPS and terrestrial wireless technology. In addition to promoting innovation, our wholesale distribution model allows us to capitalize on the research and development expenditures of our distribution partners, while lowering overall customer acquisition costs and mitigating some risks, such as consumer relationship risks. By supporting these distributors as they develop new products, services and applications, we believe we create additional demand for our products and services and expand our target markets at a lower cost than would a more direct marketing model. We believe our distribution network can continue to grow with us and increase our market penetration. For example, we used our wholesale distribution approach to introduce Iridium Certus, with multiple VAMs developing Iridium CertusTM customer terminals for the maritime, aviation and terrestrial markets at their expense, and agreements with numerous service partners to sell, service and support Iridium Certus terminals and service to global customers across these markets.
•True global coverage. Our network provides true global coverage, which none of our competitors, whether LEO or GEO, can offer. Our network design of 66 operational satellites relies on an interlinked mesh architecture to transmit signals from satellite to satellite, which reduces the need for multiple local ground stations around the world and facilitates the global reach of our services. GEO satellites orbit above the earth’s equator, limiting their visibility to far northern or southern latitudes and polar regions. LEO satellites from operators like Globalstar and ORBCOMM use an architecture commonly referred to as “bent pipe,” which requires voice and data transmissions to be immediately routed to ground stations in the same region as the satellite and can only provide real-time service when they are within view of a ground station, limiting coverage to areas near where they have been able to license and locate ground infrastructure. The LEO design of our satellite constellation produces minimal voice and data transmission delays compared to GEO systems due to the shorter distance our signals have to travel, and LEO systems typically have smaller antenna and power requirements. As a result, we believe that we are well-positioned to capitalize on the growth in our industry from end users who require reliable, easy-to-use mobile communications services in all locations.

Our Business and Growth Strategies
•Leverage our largely fixed-cost infrastructure by growing our service revenue. Our business model is characterized by high capital costs, primarily incurred every 10 to 15 years, in connection with designing, building and launching new generations of our satellite constellation, like our recently completed Iridium NEXT program, and a low incremental cost of providing service to additional end users. We believe that service revenue will be our largest source of future growth and profits, and we intend to focus on growing both our commercial and government service revenue in order to leverage our largely fixed-cost infrastructure. In particular, we believe that competitive broadband, midband and narrowband data services through Iridium Certus and satellite IoT services, where we are engaging large, global enterprises as long-term customers for data and telematics solutions, represent our greatest opportunities for service revenue growth.

•Expand our target markets through the development of new products and services. We believe that we can expand our target markets by developing and offering a broader range of products and services, including a wider array of cost-effective and competitive broadband, midband and IoT data services using Iridium Certus technology to complement and expand on our existing legacy narrowband services. Iridium Certus is a multi-service platform that can deliver a range of services, from voice to a high-throughput L-band data connection, at a range of competitive price points, data speeds, and terminal dimensions to meet an expanding set of customer requirements. Iridium Certus services will include background IP data, streaming IP data, high quality voice, messaging, and safety services, including Global Maritime Distress Safety System, or GMDSS, and Aeronautical Mobile Satellite (Route) Service, or AMS(R)S. During 2020 we also introduced Iridium Edge Pro®, which allows partners to create and run their own custom-made IoT applications, and Iridium Edge Solar, a self-charging, low-maintenance, long-field-life IoT product with over-the-air configuration capabilities, and launched Iridium GMDSS service.
•Accelerate the development of personal communications capabilities. Part of our strategy for the development of personal mobile satellite communications is to allow individuals to connect to our network in more ways, including from devices such as smartphones, tablets and laptops through our Iridium GO!® device or a variety of personal communication devices from VAMs and VARs like Garmin. We are making our technology more accessible and cost-effective for our distribution partners to integrate by licensing our core technologies; by adding functionality, such as push-to-talk, or PTT, capability, which allows multiple users to participate in talk groups worldwide; by providing rugged, dependable devices and services; and by developing new services that take advantage of the capabilities of our global constellation.
•Continued growth in services provided to the U.S. government. In 2019 we entered into a multi-year, fixed-price contract with the U.S. Space Force for Enhanced Mobile Satellite Services, or the EMSS Contract. Under the terms of this agreement, we provide Iridium airtime services, including unlimited global standard and secure voice, paging, fax, Short Burst Data®, Iridium Burst®, RUDICS and DTCS services for an unlimited number of Department of Defense and other federal government subscribers. The fixed-price rate for the current year of the EMSS contract is $103 million, with increases thereafter. Other services such as Iridium Certus and Satellite Time and Location provide us with opportunities to offer new products and services to the U.S. government for an additional fee.
•Continue to expand our distribution network. We believe our wholesale distribution network lowers our costs and risks, and we plan to continue to selectively expand our network of service providers, VAMs and VARs, to expand our sales and distribution efforts geographically, and to add additional industries or lines of business. We expect that our current and future value-added partners will continue to develop customized products, services and applications targeted to the land mobile, IoT, maritime, aviation and government markets. We believe these markets and the new service providers, VAMs and VARs who join our network as a result of new product offerings represent an attractive opportunity for continued subscriber growth.
•Continue to support Aireon in the execution of its business plan. Aireon, which we formed in 2011, is our primary hosted payload customer. Aireon received subsequent investments from five ANSPs: NAV CANADA, Enav (Italy), NATS (United Kingdom), Naviair (Denmark) and the Irish Aviation Authority. Aireon developed an ADS-B receiver payload which is hosted on our satellites and gathers ADS-B position information from aircraft to provide a global air traffic surveillance service. Aireon has contracted to offer its service to ANSPs, the FAA, and other commercial customers worldwide. Aireon has also contracted to pay us a fee to host their payloads on our satellites and pays us data service fees for the delivery of the air traffic surveillance data from those payloads over the Iridium system. We will also continue to hold a meaningful equity stake in Aireon.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of approximately 125 service providers, approximately 285 VARs and approximately 90 VAMs. These distributors sell our products and services to end users, either directly or indirectly through service providers, VARs or dealers. Of these distributors, 54 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific lines of business. We also sell airtime services directly to the U.S. government, including the Department of Defense, for resale to other government agencies. The U.S. government and international government agencies may purchase additional services as well as our products and related applications through our network of distributors.

We provide our distributors with support services, including assistance with coordinating end user sales and marketing, strategic planning and training, and second-tier customer support, as well as helping them market our products and services and respond to new business opportunities. We have representatives covering three regions around the world to better manage our distributor relationships: the Americas, which includes North, South and Central America; Asia Pacific, which includes

Australia and Asia; and Europe, the Middle East, Africa and Russia. We have also established a global service program to provide portside service for our maritime customers at major ports worldwide. In addition, we maintain various online management tools that allow us to communicate efficiently with our distributors, and allow them to manage their customers’ Iridium devices from anywhere in the world. By relying on our distributors to manage end user sales, we believe that we reduce some of the risks and costs related to our business, such as consumer relationship risks and sales and marketing costs, while providing a broad and expanding distribution network for our products and services with access to diverse and geographically dispersed niche markets. We are also able to benefit from the specialized expertise of our distributors, who continue to develop innovative and improved solutions and applications integrating our product and service offerings, providing us with an attractive platform to support our growth.

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

We also sell our products to VAMs, who integrate our transceivers or chipsets into their proprietary hardware. These VAMs produce specialized end-user equipment, including integrated ship, vehicular and aviation communications systems, and global asset tracking devices, which they offer to end users in IoT, maritime, aviation and government markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. Our VAMs include Applied Satellite Engineering, Inc., Beam Communications Pty Ltd., Calamp Wireless Networks Corporation, Cobham plc, Garmin Services Inc., Gilat Telecom Ltd., Honeywell Global Tracking Limited and Quake Global, Inc.

In addition to VARs and VAMs, we maintain relationships with approximately 100 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing and support expenses. Our VADs include Global Marine Networks, LLC, Maxtena, Inc., TE Connectivity Corporation and Two10degrees Limited.

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

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our seven-year EMSS contract managed by the U.S. Space Force, which we entered into in September 2019. Under the terms of this agreement, authorized customers utilize our airtime services through the U.S. government’s dedicated gateway. These services include unlimited global standard and secure voice, broadcast, netted or DTCS and select other services for an unlimited number of U.S. government subscribers. Other services may be purchased at an additional cost. The fixed-price rate for the current year of the EMSS contract is $103 million, with increases in annual value resulting in a total contract value of $738.5 million over the seven-year term. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies. We may provide other services, such as Iridium Certus, to the U.S. government under separate arrangements for an additional fee. In addition, we intend to invest approximately $10-$12 million over the first three years of the EMSS contract in support of the U.S. government to implement enhanced services at its dedicated gateway, which will be accounted for as additional cost of services. Pursuant to federal acquisition regulations, the U.S. government may terminate the EMSS contract, in whole or in part, at any time.

We also provide maintenance services for the U.S. government gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by the U.S. Space Force. This agreement, effective April 2019, provides for a six-month base term and four one-year options, the first two of which have been exercised, for a total value of the contract to us of approximately $54 million. Pursuant to federal acquisition regulations, the U.S. government may terminate the GMSS contract, in whole or in part, at any time.

In October 2019, we were also awarded a five-year indefinite-delivery/indefinite-quantity, or IDIQ, contract managed by the U.S. Space Force to enable ongoing innovation and enhancements for the U.S. government gateway. This contract has a one-year base period and four one-year options, the first of which has been exercised, with a value of up to $76 million to us over the five-year period. Pursuant to federal acquisition regulations, the U.S. government may terminate the IDIQ contract, in whole or in part, at any time.

U.S. government services accounted for approximately 22% of our total revenue for the year ended December 31, 2020. Our reported U.S. government revenue includes airtime revenue derived from the EMSS contract and services provided through the GMSS contract, the IDIQ contract, and other engineering and support contracts with the U.S. government. This revenue does not include airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, which we report as commercial service revenue, or equipment purchased by government customers from third-party distributors. We are unable to determine the specific amount of U.S. government revenue derived from these commercial sources.

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

Our current principal vertical lines of business include land mobile, maritime, aviation, IoT, hosted payloads and other data services, and U.S. government. We report commercial voice and data service, IoT data service, commercial broadband, hosted payload and other data service, and government service revenue separately. Land mobile and aviation are the principal contributors to the revenue we report as commercial voice and data, while maritime is primarily reported in commercial broadband revenue. Since we introduced Iridium Certus broadband in January 2019, Iridium Certus services have accounted for an increasing portion of our revenue, and we expect that trend to continue.

Commercial Voice and Data and Commercial Broadband

We offer commercial voice and data and commercial broadband services primarily in the land mobile, maritime, and aviation sectors. Beginning in 2020, we separately reported commercial Iridium Certus broadband revenue with Iridium OpenPort® service revenue as commercial broadband revenue, and prior year periods have been conformed to this presentation in our financial information included in this report. Previously, Iridium Certus broadband revenue and Iridium OpenPort service revenue were included in commercial voice and data revenue. Because there is considerable overlap in these sectors, we continue to combine our discussion of these revenue lines in this report, noting within the discussion where our broadband services contribute, particularly in maritime.

Land Mobile

We are the leading provider of mobile satellite communications services to the land mobile sector, providing handset services to areas not served or inconsistently served by existing terrestrial communications networks. In a 2020 report, TMF Associates reported that there were approximately 801,000 land voice satellite units in service in 2019. Mining, forestry, construction, oil and gas, utilities, heavy industry and transport companies as well as the military, public safety and disaster relief agencies constitute the largest portion of our land mobile end users. Sales of Iridium GO! and Iridium PTT services also contribute to the land mobile sector. We believe that demand for mobile communications devices operating outside the coverage of terrestrial networks, combined with our small, lightweight, durable handsets with true global coverage, will allow us to capitalize on growth opportunities among these users.

In addition, we believe Iridium Certus broadband land mobile units are attractive in this market, as the combination of price, speeds, equipment, service costs and durability of equipment addresses a distinct market need. We also expect Iridium Certus midband services to be a source of revenue growth in the coming years.

Our land mobile end users utilize our satellite communications services for:
•Voice and data: Multinational corporations in various sectors use our services for business telephony, e-mail and data transfer services, location-based services, broadband and to provide telephony services for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and while conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor users rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage. Iridium PTT offers non-governmental organizations (NGOs), military, first responder, oil and gas, civil government and other users the ability to hold group calls using the Iridium Extreme® PTT handset or other devices developed by our VAMs and VARs using the Iridium 9523 PTT core transceiver. The Thales MissionLINK terminal, the first Iridium Certus offering in the land mobile area, allows rapid deployment and on-the-move communications, location tracking and telemetry. We expect to introduce additional offerings, including Iridium Certus midband services in 2021.
•Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls and to establish data, e-mail, internet and corporate network connections.
•Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of natural disasters such as Hurricanes Dorian, Harvey, Irma and Maria, and the 2017 Mexico City area earthquake. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America.
•Public telephone infrastructure: Telecommunications service providers use our services to satisfy regulatory mandates and government expectations regarding the availability of communications services for rural populations currently not served by terrestrial infrastructure. Telstra Corporation, for example, uses our services to provide communications services in some of Australia’s most remote locations.

Maritime

We serve the commercial maritime market with a variety of products, including broadband terminals, embedded devices and handsets. This market includes merchant shipping, fishing, leisure research vessels and specialized watercraft. Traditionally, the majority of our revenue from the maritime market has been derived from shipboard data terminals including the Iridium Pilot®, which uses the Iridium OpenPort high-speed voice and data service. Since we introduced Iridium Certus broadband in January 2019, Iridium Certus services have accounted for an increasing portion of our revenue from this market, and we expect that trend to continue. Our products and services targeting the maritime market typically have high average revenue per subscriber. Once one of our maritime systems is installed on a vessel, it often generates a multi-year recurring revenue stream from the customer. As a consequence, from time to time we may offer promotions or rebates to accelerate new customer acquisitions and solidify this expected long-term revenue stream.

We believe demand for higher-speed, low-cost data services will allow us to capitalize on opportunities in this market. We believe Iridium Certus, which offers data speeds of up to 704 Kbps, presents a superior communication solution to L-band users in the maritime market. We expect this offering to increase the addressable market for our maritime services.

Maritime end users utilize our satellite communications services for the following:
•Business critical data applications: Ship operators use our services to exchange e-mail and data files and to receive other information such as meteorological reports, emergency bulletins, cargo and voyage data and electronic chart updates. We believe Iridium Certus and Iridium OpenPort provide attractively priced options for shipping operators and fishing fleets seeking increased functionality, as well as for yachts, work boats and other vessels for which traditional marine satellite systems have typically been costly and underperforming.
•Voice services: Maritime global voice services are used for both vessel operations and communications for crew welfare. Merchant shipping companies use phone cards for crew use at preferential around-the-clock flat rates.
•Vessel management and asset tracking: Shipping operators, such as Briese Schiffahrts GmbH, use our services to manage operations on ships and to transmit data, such as course, speed and fuel stock. Our services are commonly integrated with GPS to provide a real-time position reporting capability. Many fishing vessels are required by law to carry terminals using approved mobile satellite services for tracking purposes as well as to monitor catches and to ensure compliance with geographic fishing restrictions. European Union regulations, for example, require EU-registered fishing vessels of over 15 meters to carry terminals for the purpose of positional reporting of those vessels. Furthermore, new security regulations in some jurisdictions are expected to require tracking of merchant vessels in territorial waters, which would provide an additional growth opportunity for us.
•Safety and Security applications: Ships in distress, including as a result of potential piracy, hijack or terrorist activity, rely on mobile satellite voice and data services. The Ship Security and Alert Systems, or SSAS, and Long Range Identification Tracking, or LRIT, regulations were adopted by the International Maritime Organization, or IMO, to enhance maritime security in response to the threat from terrorism and piracy. Most deep-sea passenger and cargo ships must be fitted with a device that can send an alert message containing the ship’s ID and position whenever the ship is under threat or has been compromised. In addition, the IMO and a NATO advisory group have recommended the installation of a safe room equipped with a standalone secure communication link the crew can use from inside the room to communicate with rescuing forces. Our distribution partners have developed several product solutions using our network to meet these requirements for merchant and fishing vessels.

The GMDSS is a maritime service built to alert a maritime rescue coordination center of each vessel’s situation and position, information that can then be used to coordinate search and rescue efforts among ships in the area. GMDSS service is also used to distribute important navigational and meteorological information to vessels. The IMO requires all vessels flagged by signatories to the International Convention for the Safety of Life at Sea, or SOLAS, over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that provide GMDSS services. We have been recognized by the IMO as a provider for the GMDSS. GMDSS service using our network became available in 2020, and our partners offer maritime terminals that include GMDSS service capabilities to vessel operators.

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

The global aviation community in particular has been negatively affected by the COVID-19 pandemic and measures taken to combat it. Global flight movements partially recovered during the last three quarters of 2020, gaining back approximately 50% of lost traffic levels from the low point in mid-April by year end. We expect to see continued recovery in the aviation sector in 2021, as COVID vaccine availability increases; however, it is likely that air traffic will not fully recover for a number of years. Charter or private jet usage has increased in this same period, and many commercial aircraft have been converted to cargo aircraft given the demand. In addition, rotorcraft and unmanned aerial vehicle usage has remained relatively flat in this period. We continue to see aviation as an area of growth for us as it recovers from these effects.

Aviation end users utilize our satellite communications services for:
•Air traffic control communications and safety applications: The International Civil Aviation Organization, or ICAO, has approved standards and recommended practices allowing us to provide AMS(R)S to commercial aircraft on long-haul routes. This allows member states to evaluate and approve our services for safety communications on flights in oceanic and remote airspace. The FAA has approved Iridium for use in the Future Air Navigation Services, or FANS, including Automatic Dependent Surveillance - Contract, or ADS-C, datalink communications and Controller-Pilot Data Link Communications, or CPDLC, with air traffic control. Aircraft crew and air traffic controllers use our services for data and voice communications between the aircraft flight deck and ground-based air traffic control facilities. We are the only satellite provider capable of offering these critical flight safety applications around the entire globe, including the polar regions. We believe this particular sector of the market provides us with significant growth opportunities, as our services and applications can serve as a cost-effective alternative to systems currently in operation.
•Aviation operational communications: Aircraft crew and ground operations use our services for air-to-ground telephony and data communications. This includes the ADS-C automatic reporting of an aircraft’s position and mission-critical condition data to the ground and CPDLC for clearance and information services. We provide critical communications applications for numerous airlines and air transport customers including Hawaiian Airlines, United Airlines, UPS, Cathay Pacific Airways, Delta Airlines, Southwest Airlines and El Al Airlines. These operators rely on our services because other forms of communication may be unaffordable or unreliable in areas such as the polar regions. Collins Aerospace (ARINC) and SITA, the two leading providers of voice and data link communications services and applications to the commercial airline industry, integrate our products and services into their offerings.
•Aviation passenger communications: Corporate and private fleet aircraft passengers use our services for air-to-ground telephony and data communications. We believe our distributors’ small, lightweight, cost-effective solutions offer an attractive option for aircraft operators, particularly small fleet operators; for example, some operators use our services to enable small-cabin passengers to e-mail using their own Wi-Fi-enabled mobile devices, including smartphones, without causing interference with aircraft operation. We expect that users in the corporate aviation market, and original equipment manufacturers, or OEMs, for business jets, will increase adoption of our services for in-flight passenger data communications using our network. We believe this presents a significant opportunity to increase market penetration and revenues in this market.
•Rotary and general aviation applications: The Iridium network is uniquely suited to these sectors, as we have small antenna designs that work under rotor blades and enable installation on smaller general aviation platforms. We are also a major supplier for rotary aviation applications to end users in a number of markets, including medevac, law enforcement, oil and gas, and corporate work fleets. Companies such as Air Logistics, EagleMed and Air Evac Lifeteam rely on applications from our distributors for traditional voice communications, fleet tracking and management, and real-time flight diagnostics. VARs and VAMs such as Flightcell International Ltd., Garmin Services Inc., Honeywell International, Inc., SkyTrac and Spider Tracks Limited incorporate Iridium products and services into their applications for these markets.
•Unmanned Aerial Vehicles (UAVs): Our small antennas and system designs support a wide range of UAV platforms. In addition, our global footprint enables reliable beyond-line-of-sight communications for these UAV platforms regardless of their operational range. We operate as the communication link for remote-piloted aircraft for uses such as package delivery, medical supply, law enforcement, corporate surveying and even military applications.

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

Our IoT services are used for:
•Personal tracking devices and location-based services: Several of our VAMs and VARs, such as Garmin, NAL Research and Somewear Labs, market small, portable devices that provide personal tracking and data communications services to consumers and commercial end users. In addition, Iridium GO! and the Iridium Extreme handsets offer personal tracking and location-based services. These devices use IoT data services to send location information and other data to web-based portals for tracking.
•Heavy equipment monitoring: Large, global heavy equipment original equipment manufacturers, such as Caterpillar Inc., Komatsu Limited, Hitachi Construction Machinery Co. Ltd., CNH Global N.V. and AGCO Corporation, use our global IoT services to monitor their off-road heavy equipment in markets such as construction, mining, agriculture and forestry.
•Fleet management: Our global coverage permits our products and services to be used to monitor the location of vehicle fleets, hours of service and engine telemetry data, as well as to conduct two-way communications with drivers around the world. Fleet management companies, such as Trimble Transportation & Logistics, Mix Telematics and Zatix, use our service to provide distance drivers with reliable communications to their dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit. We expect that the need for more efficient, cost-effective and safer fleet operations, as well as the imposition of regulatory mandates related to driver safety, such as drive-time monitoring, will increase demand for our services in this area.
•Fixed-asset monitoring: Multinational corporations, such as oil-field service companies like Schlumberger Limited and ConocoPhillips Company, use our services to run applications that allow remote monitoring and operation of equipment and facilities around the globe, such as oil pipelines and offshore drilling platforms.
•Asset tracking: Leveraging IoT applications developed by several of our distributors, companies use our services and related devices to track assets, including personnel, for logistics, theft-prevention and safety purposes. Companies and organizations that have fleets of vehicles use IoT solutions from Iridium distributors to improve the efficiency of their operations. For example, customers use Trimble Transportation’s solution to provide global communication to transportation assets, and the Department of Homeland Security Office of Enforcement and Removal uses Fleet Management Solutions’ IoT solution to transmit position, direction, speed and other data for management of its vehicle fleet.
•Resource management: Our global coverage and data throughput capabilities support natural resource management applications, such as fisheries management systems. Three of our VARs—CLS, MetOcean Telematics and Rock Seven—have developed applications for the fishing industry that enable regulatory compliance of fishing practices in a number of countries around the world.
•Scientific data monitoring: The global coverage of our network supports many scientific data collection applications such as the Argo float program of the National Oceanographic and Atmospheric Administration, or NOAA, the Global Ocean Observation project Challenger, operated by Rutgers University, and the anti-poaching programs of organizations such as Smithsonian National Zoo & Conservation Institute, Zoological Society of London, and Veterans Empowered to Protect African Wildlife, or VETPAW. These programs rely on our IoT services to collect scientific data from buoys and ocean gliders located throughout the world’s oceans and from wildlife habitats for monitoring and analysis. We believe the increased need for monitoring climate and environmental data associated with global climate change and human impact on the planet will increase demand for these services.

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

Services and Products

At December 31, 2020, we had approximately 1,476,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, high-speed data services, IoT services, hosted payload and other data services and engineering services. Sales of our commercial services collectively accounted for approximately 63% of our total revenue for the year ended December 31, 2020. We also sell related voice and data equipment to our customers, which accounted for approximately 15% of our total revenue for the year ended December 31, 2020. In addition, we offer services to U.S. government customers, including the Department of Defense. U.S. government services, including engineering services, accounted for approximately 22% of our total revenue for the year ended December 31, 2020.

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

Iridium PTT Service

Building on the foundation of DTCS technology, which provides regional tactical radio service to U.S. government users, our Iridium PTT service enables regional or global PTT calls among users on the same talkgroup in up to 10 customer-defined, geographically disparate locations around the world, providing a fast and robust communication experience. Iridium PTT can be used via the Iridium Extreme PTT satellite phone or the Iridium 9523 PTT core transceiver, which gives our VAMs the ability to build Iridium PTT into existing land mobile, maritime and aviation communications platforms. For example, Icom Inc. of Japan has developed the first purpose-built satellite PTT radio handheld unit for use on the Iridium network. We and our partners are also developing interoperability solutions for existing terrestrial land mobile radio systems, which will further extend the utility of the service.

Broadband Data Services

Our new broadband data offering, Iridium Certus, was launched in January 2019. Iridium Certus is a new suite of products and services enabled by our upgraded satellite constellation. Iridium Certus is a multi-service platform capable of offering higher quality voice, enterprise-grade broadband functionality, SBD, streaming, PTT and safety services on a global basis, with speeds currently available up to 704 Kbps. Ultimately, Iridium Certus is designed to support a variety of cost points, antenna types and data speeds ranging from midband to broadband speeds as high as 1.4 Mbps. We have licensed the Iridium Certus technology to VAMs who have introduced products for the maritime and land mobile markets and are developing additional products for those markets and the aviation and government markets, as well as distribution partners for the Iridium Certus service in each of these vertical markets. We believe Iridium Certus provides a competitive, cost-effective and reliable range of services to the market, in standalone applications or as a complement to other wireless technologies for critical applications and safety services.

We also offer Iridium OpenPort, which provides maritime, aviation and terrestrial users speeds of up to 134 Kbps and three independent voice lines. For our Iridium OpenPort service, we typically charge service providers usage fees for airtime consumed by the respective subscribers for voice and data communications. In conjunction with our distributors, we also offer additional services that permit service providers and VARs to offer complete integrated solutions for prepaid calling, e-mail and IP-based data communications. For example, one of our distribution partners, KVH Industries, Inc., has been integrating Iridium Pilot with its miniature Very Small Aperture Terminal, or mini-VSATSM, broadband service to provide backup connectivity when the mini-VSAT terminal is out of its coverage area or non-operational. In the future, we expect our distributors to focus on selling Iridium Certus and eventually transition many ships that use Iridium OpenPort services to Iridium Certus services.

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

U.S. Government Services

We provide U.S. government customers bulk access to our services, including voice, netted voice, data, messaging and paging services, as well as maintenance services for the U.S. government’s dedicated gateway. We provide airtime to U.S. government subscribers through the U.S. government’s gateway under the EMSS contract, which is a fixed-price contract covering voice, low-speed data, paging, broadcast and DTCS services. Additional services, such as broadband capabilities utilizing Iridium Certus technology, would be provided at an additional fee. To comply with U.S. government requirements, we ensure handsets sold for use by the U.S. government are manufactured in the United States. U.S. government customers procure our voice and data devices through specific, approved distributors from our network of service providers and VARs. Our VARs and VAMs typically integrate our products with other products, which they then offer to U.S. government customers as customized products, typically provisioned by Defense Information Systems Agency, or DISA. Our voice and data solutions for the U.S. government include:
•personnel tracking devices;
•asset tracking devices for equipment, vehicles and aircraft;
•beyond-line-of-sight aircraft communications applications;
•maritime communications applications;
•specialized communications solutions for high-value individuals; and
•specialized, secure, mobile communications and data devices for the military and other government agencies, such as secure satellite handsets with U.S. National Security Agency Type I encryption capability.

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

Satellite Handsets and Iridium GO!

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

Iridium Extreme PTT. The Iridium Extreme PTT enhances the Iridium Extreme with an intelligently designed push-to-talk mode, expanded speakerphone, reinforced PTT button, and extended capacity battery. The user interface provides access to multiple communication services, including voice calling, SMS and SOS, allowing users to connect to a talkgroup located in up to 10 customer-defined geographic regions worldwide. The Iridium Extreme PTT weighs 9.5 ounces and offers up to 6.5 hours of talk time in phone mode and five hours of talk time in PTT mode.

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

Broadband Data Devices

Iridium Certus terminals are specifically designed for the maritime, aviation, land mobile or government markets and ultimately will offer a variety of significantly enhanced data speeds and antenna types. Iridium Certus terminals provide enterprise-grade broadband functionality alongside high quality voice capabilities that can be used on a global basis, with speeds currently available up to 704 Kbps. Ultimately, Iridium Certus is designed to support a variety of cost points, antenna types and data speeds ranging from midband to broadband speeds as high as 1.4 Mbps. We have licensed the Iridium Certus technology to a group of VAMs who have introduced products for the maritime and land mobile markets and are developing additional products for those markets as well as the aviation and government markets.

Iridium Certus is ideal for maritime operational and safety services. These terminals deliver the satellite communications technology that the industry demands, combining all the benefits of L-band with broadband and truly global coverage. Iridium Certus terminals offer superior connectivity for maritime customers whether used as a standalone service or as a companion to VSAT services. Our principal end users for Iridium Certus in the maritime market are merchant shipping, commercial fishing, large leisure vessels, and work boats. The initial terminals in this market were the Cobham Sailor 4300 and Thales VesseLINK. In addition, Intellian, a Korean maritime terminal manufacturer, introduced an Iridium Certus terminal to the market in 2020.

In aviation, Iridium Certus will deliver critical safety services and in-flight communications. Our principal targeted end users for Iridium Certus in the aviation market will include commercial, corporate and government users, general aviation, rotorcraft and unmanned aircraft. The initial terminal in this market will be the FlytLINK by Thales. A number of other VAMs have been licensed to create aviation terminals using Iridium Certus services as well.

In the land mobile market, we expect enterprises, governments, and individuals that want to extend their use of mobile networks into remote areas without having to deploy ground-based infrastructure or expensive terminals will utilize Iridium Certus. Iridium Certus devices may be integrated with internet, cellular, land mobile radio, and location-based applications to keep users connected, offering global push-to-talk, situational awareness, email, messaging and voice-over-IP. We believe our principal end users for Iridium Certus in the land mobile market will be military users, rail, first responders, non-governmental organizations, oil and gas users, and remote fleets. The initial terminal in this market is the Thales MissionLINK, with additional terminals expected in the near future.

In the government market, Iridium Certus terminals will provide beyond-line-of-sight communications critical to mission success. The initial terminal in this market is the Thales MissionLINK.

Our legacy terminal, the Iridium Pilot, provides up to three independent voice lines and an internet connection for data communications of up to 134 Kbps, using our Iridium OpenPort service. All voice and data capabilities can be used simultaneously. Our principal customers for Iridium Pilot are service providers who integrate the device with their own hardware and software products to provide a suite of customer-focused voice and IP-based data packages for ship operation, crew calling and e-mail. We believe our Iridium Pilot terminal, with its flexible service options, provides an excellent low-cost option to the maritime market, including market sectors such as luxury yachts, tug boats, and other fishing and cruising vessels. Iridium Pilot also offers a low-cost solution as a companion to maritime Ku- and Ka- Band VSAT systems providing broadband and data services for ships, where Iridium Pilot can fill in coverage gaps and operate during significant rain fade events that impair K-band service, provide services where the VSAT terminal is not licensed to operate, and provide an alternate channel during VSAT maintenance and configuration. We also offer Iridium Pilot Land Station, which allows remote individuals and businesses from off-the-grid terrestrial locations to obtain reliable internet connections and voice calling no matter where they are located.

Voice and Data Modems

We also offer a combined voice transceiver and data modem, which our distributors integrate into a variety of communications solutions that are deployed in different applications around the world. Our principal offering in this space is the Iridium Core 9523 L-band transceiver, which utilizes the transceiver core of our Iridium Extreme satellite handset. The Iridium Core 9523 provides a small voice and data module that can be integrated with other components to create a modem tailored for typical VAM applications as well as specific applications, such as a dual-mode terrestrial radio and satellite phone or IoT applications that require more efficient data throughput through circuit-switched data transmission. The Iridium 9523 PTT adds PTT capability, allowing development partners to design and build land mobile, fixed, aviation and maritime devices with Iridium PTT service. In the future, we expect our value-added partners to develop new products based on our Iridium Certus 9770 transceiver and other optimized midband devices. Our principal customers for our L-band transceivers are VAMs and VARs, who integrate them into specialized devices that access our network.

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

We also offer Iridium Burst, our one-to-many global data broadcast service, which enables enterprises to send data to an unlimited number of devices anywhere in the world, even inside buildings, vehicles or aircraft, and Iridium Edge, an off-the-shelf, environmentally sealed, rugged device that complements existing cellular solutions to create dual-mode connectivity for the most remote and inaccessible areas of the world.

Iridium Edge reduces the cost and complications associated with hardware development, manufacture and certification of satellite-specific terminals, which we expect to enable greater adoption of our IoT services. In 2020, we introduced Iridium Edge Pro, a standalone IoT device that offers real-time GPS tracking capabilities, with a flexible programming platform that allows partners to create and run their own custom-made applications, and Iridium Edge Solar, a standalone, programmable, solar-powered device that offers real-time GPS tracking in a self-charging, low-maintenance unit with over-the-air configuration that allows partners to create distinct tracking applications. In the future, we expect our IoT partners to develop new products with increased capabilities based on Iridium Certus midband devices.

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

	Year Ended December 31,
	2020	2019	2018
United States	55%	54%	53%
United Kingdom	8%	9%	10%
Other Countries (1)	36%	37%	37%
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

	Year Ended December 31,
	2020	2019	2018
Commercial voice traffic (minutes)	91%	90%	90%
Commercial data traffic (kilobytes)	72%	71%	72%

Our Network

Our satellite network has an architecture of 66 operational LEO satellites in six orbital planes of eleven vehicles each in nearly circular polar orbits, in addition to in-orbit spares and related ground infrastructure, as well as ground spares. In 2019, we completed the process of replacing our first-generation constellation, which we refer to as the Iridium NEXT program. We deployed a total of 75 satellites on eight Falcon 9 rockets launched by Space Exploration Technologies Corp., or SpaceX, as part of this program and de-orbited our first generation satellites. These replacement satellites support new services and higher data speeds for new products.

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

The Iridium constellation also hosts the Aireon system. The Aireon system was developed by Aireon LLC, which we formed in 2011, with subsequent investments from the ANSPs of Canada, Italy, the United Kingdom, Denmark and Ireland, to provide a global air traffic surveillance service through a series of ADS-B receivers on our satellites. Aireon has contracted to offer this service to our co-investors in Aireon, as well as other ANSPs, including the FAA. These ANSPs will use the service to provide improved air traffic control services over the oceans, as well as polar and remote regions. Aireon also plans to market the data to airlines and other users. Under our agreements with Aireon, Aireon will pay us fees of $200.0 million to host the ADS-B receivers on our satellites, of which they have paid us $54.5 million as of December 31, 2020, as well as power and data services fees of approximately $23.5 million per year in the aggregate for the delivery of the air traffic surveillance data over the Iridium system.

While the Aireon ADS-B receivers are the primary hosted payload on our satellites, we have also entered into an agreement with L3Harris for it to utilize the remaining space for payloads it has constructed for its customers. This agreement resulted in an additional $74.1 million in hosting and data service fees, all of which L3Harris has paid as of December 31, 2020.

We do not currently hold any active in-orbit insurance policies covering losses from satellite failures and we do not expect to obtain in-orbit insurance covering losses from satellite failures or other operational problems affecting our constellation.

Regulatory Matters

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

Aireon LLC and Aireon Holdings LLC Agreement

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

In addition, pursuant to a debt facility for Aireon LLC provided by us and the other Aireon investors, we will participate pro-rata, based on our fully diluted current ownership stake, in an investor bridge loan. As such, in December 2020, we invested $0.2 million in Aireon LLC. We expect future funding by us and the other Aireon investors to be required in 2021 and 2022. Our maximum commitment under the investor bridge loan is $10.7 million.

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

Research and Development

Our research and development efforts have focused on the development, design and testing of our new constellation and new products, such as Iridium Certus, Iridium Edge, Iridium PTT, Iridium Burst, Iridium GO!, transceiver modules and chipsets. We also develop product enhancements and new applications for our existing products. Our research and development expenses were $12.0 million, $14.3 million and $22.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Employees and Human Capital Resources

Employees

As of December 31, 2020, we had 516 full-time employees and 6 part-time employees, none of whom are subject to any collective bargaining agreement. We consider our employee relations to be good.

Human Capital Resources

Our Company is made up of varied and creative teams, and we are committed to creating an innovative and inclusive environment where our employees are proud to work. We foster this sentiment by focusing on development, employee wellness and social responsibility. This starts with an onboarding process that introduces our core mission and values, policies and procedures, performance review process and background about the company. We support our employees in their career development by providing on-the-job training and education reimbursement to help employees maintain or enhance skills in their current position or help with acquiring new skills to prepare for future opportunities. To measure employee engagement, we conduct an annual survey to assess and track retention and satisfaction. We take responses from our employees seriously and use them to inform specific strategies every year tailored to both the entire company as well as specific teams. We also help our employees stay engaged in other ways, including participation in Employee Resource Groups, or ERGs, and other outreach efforts that cover a range of topics and interests. Active ERGs include Iridium Women Connect and the Diversity and Inclusion Advisory Council.

We formed our Diversity and Inclusion Advisory Council in 2020, and it has identified four objectives to make our Iridium community, and the world, a more diverse and inclusive place:
•Helping to recruit and retain team members with diverse backgrounds and experiences;
•Fostering participation in activities supporting diversity and inclusion within our communities;
•Training, educating, and communicating with team members on the importance of diversity and inclusion to our culture and viability; and

•Periodically assessing our continual growth toward greater diversity and inclusion.

We currently have four working groups to put these objectives into practice. Each working group has its own goals, stakeholder relationships, strategy and executive sponsorship.

Response to COVID-19

As for most companies and individuals, the COVID-19 pandemic has dramatically changed the way that we all live and work. From the earliest reports of coronavirus, we closely monitored its spread to understand the potential impact on the health and safety of our workers and our partners. Our COVID-19 task force closely monitors federal and local guidelines and communicates frequently to employees about recent developments and actions.

We developed a health and safety policy specific to COVID-19 that outlines protocols consistent with federal guidelines. We quickly transitioned our workforce to work from home, except for employees needing in-person access to laboratories or other resources onsite. We believe we’ve learned to operate successfully in this new environment, and we remain committed to supporting a more carbon-friendly, hybrid work program for our team once infection rates allow.

For our employees whose duties require on-site work (less than 20% of our workforce), we increased cleaning and sanitation at all locations, installed smart screen questionnaires, installed hand sanitizer stations and had a third party inspector check for air quality improvements and required changes in our facilities. We developed a scenario analysis to guide our employees and are supporting them as needed to ensure they are safe and well-equipped to do their jobs.

Intellectual Property

At December 31, 2020, we held 31 U.S. patents. These patents cover several aspects of our satellite system, our global network, our communications services, and our devices.

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
Our satellites have a limited life and may fail prematurely, which could cause our network to be compromised and materially and adversely affect our business, prospects and profitability, or cause us to incur additional expense to launch replacement satellites.
We have in the past and may in the future experience in-orbit malfunctions of our satellites, which could adversely affect the reliability of their service or result in total failure of the satellite. In-orbit failure of a satellite may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Although we do not incur any direct cash costs related to the failure of a single satellite, if a satellite fails, we record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero, and any such impairment charges could depress our net income for the period in which the failure occurs. Further, a large number of such failures could shorten the expected life of our constellation, which would increase our depreciation expense, or require us to launch our ground spare satellites or even replace our constellation sooner than currently planned, either of which would increase our projected capital expenditures.

If operations at our commercial gateways or operations center were to be disrupted, we may experience interruptions in our ability to provide service to our customers.
Our commercial satellite network traffic is supported by a gateway in Tempe, Arizona, as well as a gateway in Izhevsk, Russia for traffic within Russian boundaries, and we operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. If we are unable to use our primary commercial gateway in Tempe, it could take us from one to eight hours to switch operations to our backup facility for most services, and potentially longer for some services. During this time, our customers would be unable to use those services, and we could suffer a loss of revenue and harm to our reputation. When operating on our backup facility, any further failure could leave us unable to offer services for an extended period. Our gateways and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failures, delays in deliveries or regulatory issues. Any such failure would impede our ability to provide service to our customers.
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
In response to the COVID-19 pandemic, many jurisdictions in the United States and around the world ordered their residents to cease traveling to non-essential jobs and to stay in their homes as much as possible. Since March 2020, we have been conducting business with remote work for most employees, prohibition on most employee travel, and remote sales and support activities, among other modifications. The pandemic and the steps taken to respond have also caused substantial domestic and global economic disruption, including similar restrictions on activity among our distributors, which has led to reduced sales and has limited our distributors’ ability to install or service our products. These limitations may continue for the duration of these pandemic-related restrictions, and we or our distributors may take additional actions to respond as the situation evolves.
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
As a result of the negative effects at the outset of the pandemic, we reduced our initial revenue and earnings outlook for 2020. Other effects of the COVID-19 pandemic and the effects of the modifications we and others have made in response are difficult to assess or predict with certainty at this time but may include risks to employee health and safety, a decline in the market price of our common stock, a prolonged economic downturn, and deterioration of the economy and consumer and commercial spending, any of which could further adversely affect our business, results of operations and/or financial condition in 2021 and beyond.
Aireon, our primary hosted payload customer, has been negatively affected by reduced air traffic as a result of the COVID-19 pandemic, which could reduce or eliminate the value of our agreements with, and ownership interest in, Aireon.
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
Our ability to successfully implement our business plan will also depend on a number of other factors, including:
•our ability to maintain the health, capacity and control of our satellite constellation;
•the level of market acceptance and demand for our products and services;
•our ability to introduce innovative new products and services that satisfy market demand;
•our ability to expand our business using our existing spectrum resources both in the United States and internationally;
•our ability to sell our products and services in additional countries;
•our ability to comply with applicable regulatory requirements, both in the United States and internationally;
•our ability to maintain our relationship with U.S. government customers, particularly the Department of Defense;
•the ability of our distributors to market and distribute our products, services and applications effectively and their continued development of innovative and improved solutions and applications for our products and services;
•the effectiveness of our competitors in developing and offering similar services and products; and
•our ability to maintain competitive prices for our products and services and to control our costs.
Our agreements with U.S. government customers, particularly the Department of Defense, which represent a significant portion of our revenue, are subject to termination.
The U.S. government, through a dedicated gateway owned and operated by the Department of Defense, has been and continues to be, directly and indirectly, our largest customer, representing 22% of our revenue for each of the years ended December 31, 2020 and 2019. We provide the majority of our services to the U.S. government pursuant to our GMSS and EMSS contracts. We entered into these contracts in April 2019 and September 2019, respectively. The GMSS contract provides for a six-month base term and up to four one-year options exercisable at the election of the U.S. government, two of which have been exercised so far, and the EMSS contract provides for a seven-year term. The U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. Our relationship with the U.S. government is also subject to the overall U.S. government budget and appropriation decisions and processes. U.S. government budget decisions, including with respect to defense spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geopolitical events and macroeconomic conditions, and are beyond our control. If the U.S. government terminates either of these agreements, we would lose a significant portion of our revenue.
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
We depend on third parties to market and sell our products and services, and their inability to do so effectively could impair our revenue and our reputation.
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
In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. For example, the COVID-19 pandemic and the steps taken to respond are causing substantial domestic and global economic disruption, including financial difficulties and restrictions on activity among our distributors, which have led to reduced sales and limited our distributors’ ability to install or service our products. These disruptions have also negatively affected the payment of accounts receivable and collections. For example, one of our distributors has sought protection in bankruptcy, causing us to reduce the amount we expect to receive from them for past services. Other distributors could similarly seek to reorganize or seek protection from creditors, including us. These financial disruptions could also result in industry consolidation. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc., and in 2014, Inmarsat acquired Globe Wireless, one of our service providers. Following each acquisition, Inmarsat essentially stopped promoting sales of our products and services, and they may further reduce their efforts in the future. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give those distributors. Our two largest distributors, Marlink Group and Garmin, together represented approximately 9% of our revenue for the year ended December 31, 2020, and our ten largest distributors represented, in the aggregate, 30% of our revenue for the year ended December 31, 2020. The loss or consolidation of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications, which would negatively impact our revenue.
We rely on a limited number of key vendors for supply of equipment and services, the loss of any of which could cause us to incur additional costs and delays in the production and delivery of our products.
We currently rely on two manufacturers of our devices, including our mobile handsets, L-band transceivers and SBD devices. We also utilize sole source suppliers for some of the component parts of our devices. If any of our suppliers were to terminate its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price or at all.
Our manufacturers and suppliers may become capacity-constrained, or could face financial difficulties as a result of a surge in demand, a natural disaster or other event, including the impacts of the COVID-19 pandemic. For example, in 2020, a manufacturer of components used in several Iridium transceiver and handset products suffered a fire at its factory. As a result, we may experience a delay in fulfilling some product orders and are evaluating replacement components and product changes. If we fail to effectively address these issues, we could suffer delays, which could reduce our sales of those products and use of the related services and could harm our reputation. Even if we are successful in these mitigation efforts, we may experience increased costs on the affected products.
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
We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States, excluding our Iridium OpenPort broadband data service traffic, accounted for 72% and 71% of total commercial data traffic for the years ended December 31, 2020 and 2019, respectively, while commercial voice traffic originating outside the United States, excluding Iridium OpenPort traffic, accounted for 91% and 90% of total commercial voice traffic for the years ended December 31, 2020 and 2019. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries. The COVID-19 pandemic has, and we expect will continue to, put pressure on global economic conditions and overall spending, which could negatively affect end user adoption of our products.
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
Risks related to our capital structure
We have a considerable amount of debt, which may limit our ability to fulfill our obligations and/or to obtain additional financing.
As of December 31, 2020, we had $1,637.6 million of consolidated gross indebtedness on an actual basis under our Term Loan. Our capital structure and reliance on indebtedness can have several important consequences, including, but not limited to, the following:
•If future cash flows are insufficient, we may not be able to make principal or interest payments on our debt obligations, which could result in the occurrence of an event of default under one or more of those debt instruments.
•Our leverage level could increase our vulnerability to adverse economic and industry conditions.
•Our indebtedness requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes.
•Our leverage level could make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness.

•Our leverage level could place us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.
•Our consolidated indebtedness has the general effect of reducing our flexibility to react to changing business and economic conditions insofar as they affect our financial condition. The interest rates at which we might secure additional financings may be higher than our currently outstanding debt instruments or higher than forecasted at any point in time, which could adversely affect our business, financial condition, results of operations and cash flows.
•Market conditions could affect our access to capital markets, restrict our ability to secure financing to make planned capital expenditures and investments and pay other expenses, which could adversely affect our business, financial condition, cash flows and results of operations.
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
The credit agreement governing our Term Loan contains covenants that place restrictions on, among other things, our ability to:
•incur liens,
•engage in mergers or asset sales,
•pay dividends,
•repay subordinated indebtedness,
•incur indebtedness,
•make investments and loans, and
•engage in other transactions as specified in the credit agreement.
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
The trading price of our common stock may be subject to substantial fluctuations. Factors affecting the trading price of our common stock may include:
•failure in the performance of our satellites;
•actual or anticipated variations in our operating results, including termination or expiration of one or more of our key contracts, or a change in sales levels under one or more of our key contracts;
•failure of Aireon to successfully carry out its business plan;
•failure to comply with the terms of the credit agreement governing our Term Loan;
•sales of a large number of shares of our common stock or the perception that such sales may occur;
•the dilutive effect of outstanding stock options and other equity awards;
•changes in financial estimates by industry analysts, or our failure to meet or exceed any such estimates, or changes in the recommendations of any industry analysts that elect to follow our common stock or the common stock of our competitors;
•impairment of intangible assets;
•actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;
•actual or anticipated changes in the regulatory environment affecting our industry;
•changes in the market valuations of our competitors;
•low trading volume; and
•announcements by our competitors regarding significant new products or services or significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.
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
We transmit, process, and in some cases store in the normal course of our business, personal information. Many jurisdictions around the world have adopted laws and regulations regarding the collection, storage, transmission, use and disclosure of personal information. The legal standards for processing, storing and using this personal information continue to evolve, impose additional obligations and risk on our business, and have the potential to make some of our business processes more costly or less feasible. For example, the California Consumer Privacy Act, or the CCPA, went into effect on January 1, 2020 and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales of personal information. In Europe, the European Commission enacted the General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR superseded prior EU data protection legislation, imposes more stringent EU data protection requirements, and provides for greater penalties for noncompliance.
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
We operate in an industry that is susceptible to significant intellectual property litigation. As a result, we or our devices or services may become subject to intellectual property infringement claims or litigation. The defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:
•subject us to significant liabilities to third parties, including treble damages;
•require disputed rights to be licensed from a third party for royalties that may be substantial;
•require us to cease using technology that is important to our business; or
•prohibit us from selling some or all of our devices or offering some or all of our services.
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
Under our agreements with Motorola Solutions and the U.S. government, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy, together with the de-orbiting endorsement, covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining, and de-orbiting our first-generation satellites. Our current policy has a one-year term, which expires on December 8, 2021, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. In addition, even if we continue to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “IRDM.” As of February 5, 2021 there were 118 holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from December 31, 2015 through December 31, 2020 with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance. The following stock price performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act or any other document, except to the extent that we specifically incorporate it by reference into such filing or document.

Item 6. Selected Financial Data

Iridium Communications Inc.

The following selected historical financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 was derived from our audited financial statements. The selected financial data below should be read in conjunction with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The selected financial data is historical data and is not necessarily indicative of our future results of operations.

	Year Ended December 31,
Statement of Operations Data	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Revenue:
Services	$463,095	$447,158	$406,757	$349,735	$334,822
Subscriber equipment	86,119	82,856	97,848	77,119	74,211
Engineering and support services	34,225	30,430	18,403	21,192	24,607
Total revenue	$583,439	$560,444	$523,008	$448,046	$433,640
Total operating expenses (1)	$547,956	$550,324	$481,355	$346,759	$257,269
Operating income (2)	$35,483	$10,120	$41,653	$115,476	$176,371
Net income (loss) (3)	$(56,054)	$(161,999)	$(13,384)	$233,856	$111,032
Comprehensive income (loss)	$(66,367)	$(160,069)	$(18,385)	$235,506	$114,649
Weighted average shares outstanding - basic	133,491	125,167	108,975	97,934	95,967
Weighted average shares outstanding - diluted	133,491	125,167	108,975	128,130	124,875
Net income (loss) per share - basic	$(0.42)	$(1.33)	$(0.22)	$2.23	$1.00
Net income (loss) per share - diluted	$(0.42)	$(1.33)	$(0.22)	$1.82	$0.89

	December 31,
Balance Sheet Data	2020	2019	2018	2017	2016
	(In thousands)
Total current assets	$347,821	$342,935	$390,384	$411,072	$516,770
Total assets (1)(3)	$3,360,949	$3,623,557	$4,014,271	$3,782,051	$3,499,625
Total long-term liabilities (3)	$1,828,438	$2,050,524	$2,149,975	$1,971,356	$2,072,673
Total stockholders' equity	$1,419,439	$1,459,282	$1,601,577	$1,596,469	$1,343,758
(1)     Includes accelerated depreciation of $36.8 million in the fourth quarter of 2017 associated with the write-off of amounts previously paid to International Space Company Kosmotras (“Kosmotras”) which decreased operating income and total assets by that amount.
(2)    Includes the impact of $14.2 million related to the gain on the transaction with Boeing, effective January 3, 2017.
(3)     Includes the impact of $30.2 million and $111.7 million loss on extinguishment of debt in February 2020 and November 2019, respectively, and the impact of the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted in December 2017 on our deferred tax assets and liabilities.

	Year Ended December 31,
Cash Flow Data	2020	2019	2018	2017	2016
	(In thousands)
Cash provided by (used in):
Operating activities	$249,767	$198,143	$263,709	$259,621	$225,199
Investing activities	$(46,470)	$(127,819)	$(378,912)	$(372,680)	$(242,360)
Financing activities	$(188,186)	$(313,280)	$193,503	$16,866	$224,178

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

We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers via our upgraded satellite network, which has an architecture of 66 operational satellites with in-orbit and ground spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence. Our upgraded satellite constellation is compatible with all of our end-user equipment and supports more bandwidth and higher data speeds for our new products, including our recently introduced Iridium Certus broadband service.

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 125 service providers, 285 value-added resellers, or VARs, and 90 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.

At December 31, 2020 we had approximately 1,476,000 billable subscribers worldwide, an increase of 176,000, or 14%, from approximately 1,300,000 billable subscribers at December 31, 2019. We have a diverse customer base, including end users in land-mobile, Internet of Things, or IoT, maritime, aviation and government.

We recognize revenue from both the provision of services and the sale of equipment. Service revenue represented 79% and 80% of total revenue for the years ended December 31, 2020 and 2019, respectively. Voice and data and IoT data service revenues have historically generated higher margins than subscriber equipment revenue, and we expect this trend to continue. We also recognize revenue from our hosted payloads, principally Aireon, including fees for hosting the payloads and fees for transmitting data from the payloads over our network, as well as revenue from other services, such as satellite time and location services.

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

To complete the upgraded constellation, we launched a total of 75 satellites into low earth orbit using eight Falcon 9 rockets under two contracts with Space Exploration Technologies Corp., or SpaceX, with a total price of $510.8 million. Final payments to SpaceX for these launches were made during the second quarter of 2019. These costs were capitalized as construction in progress within property and equipment, net in the accompanying consolidated balance sheets. We shared one launch with GFZ German Research Centre for Geosciences for which we received $29.8 million from them.

Term Loan

On November 4, 2019, pursuant to a new loan agreement, or the Credit Agreement, we entered into a $1,450.0 million term loan, or the Term Loan, and an accompanying $100.0 million revolving loan, or the Revolving Facility. We used the proceeds of the Term Loan along with our debt service reserve account, or DSRA, and cash on hand to repay in full all of the indebtedness outstanding under the credit facility with a syndicate of bank lenders guaranteed by Bpifrance Assurance Export S.A.S., or the BPIAE Facility, as well as related expenses. The Term Loan was issued at a price equal to 99.5% of its face value and initially bore interest at an annual rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor, and has a seven-year maturity.

On February 7, 2020, we closed on an additional $200.0 million under the Term Loan. On February 13, 2020, we used these proceeds, together with cash on hand, to prepay and retire all of the indebtedness outstanding under our senior unsecured notes, or the Notes, including premiums for early prepayment. The additional amount is fungible with the original $1,450.0 million, having the same maturity date, interest rate and other terms, but was issued at a 1.0% premium to face value. To prepay the Notes, we paid a call price equal to the present value at the redemption date of (i) 105.125% of the $360.0 million principal amount of the Notes plus (ii) all interest due through the first call date in April 2020, representing a total call premium of $23.5 million, plus all accrued and unpaid interest to the redemption date.

In January 2021, we repriced the Term Loan in order to reduce the annual interest rate to LIBOR plus 2.75%, with a 1.0% LIBOR floor, with no other material changes to the terms. The Revolving Facility bears interest at LIBOR plus 3.75% (but without a LIBOR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, and a five-year maturity. See Note 7 for further discussion of our Term Loan.

The Credit Agreement, as amended to date, restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement, and also contains a mechanism to sweep a portion of our excess cash flow (as defined in the Credit Agreement). The Credit Agreement provides for specified exceptions, baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, as well as a phase-out of the excess cash flow sweep, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions, subject to a 1% penalty in the event the facility is prepaid or repriced within six months after the repricing action noted above.

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

Derivative Financial Instruments

On November 27, 2019, we executed a long-term interest rate swap, or the Swap, effective through November 2021 to mitigate variability in forecasted interest payments on a portion of our borrowings under our Term Loan. We receive variable interest payments based on one-month LIBOR from the counterparty. We also entered into an interest rate swaption agreement, or the Swaption, that, if executed on November 22, 2021, would extend our Swap through November 2026. We pay a fixed annual rate of 0.50% for the Swaption, and a fixed rate of 1.565% on the Swap. Both the Swap and the Swaption derivative instruments carry a notional amount of $1,000.0 million. We designated both the Swap and Swaption as qualifying hedging instruments and accounted for these derivatives as cash flow hedges. Gains and losses resulting from fair value adjustments to the Swap and Swaption are recorded within accumulated other comprehensive loss within our consolidated balance sheets and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the interest rate swaps are included in cash flows from operating activities on the consolidated statements of cash flows. See Note 8 to our consolidated financial statements included in this report for further discussion of our derivative financial instruments.

Senior Unsecured Notes

On March 21, 2018, we issued $360.0 million in aggregate principal under the Notes, before $9.0 million of deferred financing costs, for a net principal balance of $351.0 million in borrowings from the Notes. The Notes bore interest at 10.25% per annum and were due to mature on April 15, 2023. Interest was payable semi-annually on April 15 and October 15, beginning on October 15, 2018, and principal would have been repaid in full upon maturity. As noted above, the notes were redeemed on February 13, 2020.

Total Interest on Debt and Loss on Extinguishment

Total interest incurred during the years ended December 31, 2020, 2019 and 2018 was $98.6 million, $140.1 million and $142.7 million, respectively. Interest incurred includes amortization of deferred financing fees of $3.8 million, $21.6 million and $26.5 million, for the years ended December 31, 2020, 2019 and 2018, respectively. Interest capitalized during the year ended December 31, 2020 and 2019 was $3.2 million and $15.1 million, respectively. Interest accrued for the years ended December 31, 2020 and 2019 was $0.2 million and $7.8 million, respectively. As part of the repayment of the BPIAE Facility in November 2019, noted above, we incurred a loss of approximately $111.7 million for the early extinguishment which was recorded within other income (expense) on our consolidated statements of operations and comprehensive loss. Similarly, in February 2020, we incurred a loss of approximately $30.2 million for the early extinguishment of the Notes, also recorded within other income (expense) on our consolidated statements of operations and comprehensive loss.

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

We sell prepaid services in the form of e-vouchers and prepaid cards. A liability is established equal to the cash paid upon purchase for the e-voucher or prepaid card. We recognize revenue from (i) the prepaid services upon the use of the e-voucher or prepaid card by the customer and (ii) the estimated pattern of use. While the terms of prepaid e-vouchers can be extended by the purchase of additional e-vouchers, prepaid e-vouchers may not be extended beyond three or four years, dependent on the initial term when purchased.

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

The Tax Cuts and Jobs Act of 2017, enacted in December of 2017, or the Tax Act, introduced significant changes to U.S. income tax law that have a meaningful impact on our provision for income taxes. Due to the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded these estimates in our financial statements. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the various provisions. During 2019 and 2020, the U.S. Treasury Department, as well as the Internal Revenue Service, or IRS, and other standard-setting bodies issued guidance related to certain provisions in the Tax Act. These same standard-setting bodies may issue additional guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, interpret the Tax Act and analyze any additional guidance issued by the IRS or other standard-setting bodies, we may need to make adjustments to prior estimates, which could materially impact our financial statements in the period in which the adjustments are made.

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

Comparison of Our Results of Operations for the Year Ended December 31, 2020 and the Year Ended December 31, 2019

	Year Ended December 31,
		% of Total Revenue		% of Total Revenue	Change
($ In thousands)	2020		2019		Dollars	Percent
Revenue:
Service revenue
Commercial	$362,208	62%	$350,026	63%	$12,182	3%
Government	100,887	17%	97,132	17%	3,755	4%
Total service revenue	463,095	79%	447,158	80%	15,937	4%
Subscriber equipment	86,119	15%	82,856	15%	3,263	4%
Engineering and support services	34,225	6%	30,430	5%	3,795	12%
Total revenue	583,439	100%	560,444	100%	22,995	4%
Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	91,097	16%	94,958	17%	(3,861)	(4)%
Cost of subscriber equipment	51,596	9%	50,186	9%	1,410	3%
Research and development	12,037	2%	14,310	2%	(2,273)	(16)%
Selling, general and administrative	90,052	15%	93,165	17%	(3,113)	(3)%
Depreciation and amortization	303,174	52%	297,705	53%	5,469	2%
Total operating expenses	547,956	94%	550,324	98%	(2,368)	0%
Operating income	35,483	6%	10,120	2%	25,363	251%
Other income (expense):
Interest expense, net	(94,271)	(16)%	(115,396)	(21)%	21,125	(18)%
Loss on extinguishment of debt	(30,209)	(5)%	(111,710)	(20)%	81,501	(73)%
Other income (expense), net	33	0%	(1,133)	0%	1,166	(103)%
Total other expense	(124,447)	(21)%	(228,239)	(41)%	103,792	(45)%
Loss before income taxes	(88,964)	(15)%	(218,119)	(39)%	129,155	(59)%
Income tax benefit	32,910	5%	56,120	10%	(23,210)	(41)%
Net loss	$(56,054)	(10)%	$(161,999)	(29)%	$105,945	(65)%

Commercial Service Revenue

	Year Ended December 31,
	2020			2019			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$168.6	350	$40	$173.1	352	$41	$(4.5)	(2)	$(1)
IoT data	97.0	962	$9.16	96.4	802	$11.10	0.6	160	$(1.94)
Broadband (3)	36.0	11.7	$266	30.5	10.8	$248	5.5	0.9	$18
Hosted payload and other data	60.6	N/A		50.0	N/A		10.6	N/A
Total commercial services	$362.2	1,324		$350.0	1,165		$12.2	159

(1)Billable subscriber numbers are shown as of the end of the respective period.
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

For the year ended December 31, 2020, total commercial revenue increased $12.2 million, or 3%, due to increased hosted payload and other data services revenue and increased commercial broadband revenue. Hosted payload and other data service revenue increased $10.6 million, or 21%, primarily due to increased Aireon data service fees related to a contractual step-up and increased Aireon power fees. Commercial broadband revenue increased $5.5 million, or 18%, from the prior year period, principally due to sales of Iridium Certus broadband services, which were commercially introduced in January 2019. Commercial IoT data revenue also increased slightly, up $0.6 million, or 1%, over the prior year period. This primarily reflects a 20% increase in commercial IoT data billable subscribers, primarily from continued strength in consumer personal communications devices, offset in part by a decrease in ARPU, driven by the decrease in usage revenue related to COVID-19, particularly with aviation customers, and an increase in the proportion of consumer personal communications device users comprising IoT subscribers, as users of these devices typically utilize lower ARPU plans. The increases in revenue were partially offset by a $4.5 million, or 3%, decline in commercial voice and data revenue from the prior year resulting from a decrease in subscribers and decreased usage following mobility restrictions associated with the COVID-19 pandemic.

Government Service Revenue

	Year Ended December 31,
	2020		2019		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$100.9	152	$97.1	135	$3.8	17

(1)Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to the services. For the year ended December 31, 2020, government service revenue increased $3.8 million from the prior year period as a result of the higher pricing in the new EMSS Contract.

Subscriber Equipment Revenue

Subscriber equipment revenue increased $3.3 million, or 4%, to $86.1 million for the year ended December 31, 2020 compared to the prior year, primarily due to an increase in the volume and higher average selling price of L-band transceivers and an increase in volume of IoT device sales, partially offset by a decrease in the volume of handset sales.

Engineering and Support Service Revenue

	Year Ended December 31,
	2020	2019	Change
	(In millions)
Commercial	$4.5	$2.8	$1.7
Government	29.7	27.6	2.1
Total	$34.2	$30.4	$3.8

Engineering and support service revenue increased by $3.8 million, or 12%, for the year ended December 31, 2020 compared to the prior year primarily as a result of an increase in the volume of contracted work to enable services for the U.S. government and an increase in the volume of work for commercial customers, primarily related to the Aireon hosted payload operations center.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services, and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) decreased by $3.9 million, or 4%, for the year ended December 31, 2020 compared to the prior year, primarily as a result of a decrease in in-orbit insurance costs, which were amortized over a one-year period from the in-service date, as we completed the placement of upgraded satellites in-orbit in February 2019. This decrease was offset in part by higher costs to support the new EMSS Contract and an increase in the volume of contracted engineering and support services, as noted above.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment increased $1.4 million, or 3%, for the year ended December 31, 2020 compared to the prior year period primarily due to the increase in the volume of L-band transceivers and IoT device sales, as described above.

Research and Development

Research and development expenses decreased by $2.3 million, or 16%, for the year ended December 31, 2020 compared to the prior year period primarily due to decreased spend on devices for our upgraded network.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses decreased by $3.1 million, or 3%, for the year ended December 31, 2020 compared to the prior year, primarily due to a decrease in management incentive compensation and decreased spend on travel and marketing related events as a result of COVID-19. These decreases were offset by an increase in wages and equity compensation associated with an increase in headcount.
Depreciation and Amortization

Depreciation and amortization expense increased by $5.5 million, or 2%, for the year ended December 31, 2020 compared to the prior year, primarily due to the increased number of upgraded satellites in service during the current period as we completed the replacement of our first-generation satellites in February 2019. As the upgraded satellites are the largest proportion of our asset base, we anticipate depreciation and amortization to remain relatively consistent over the next several years.

Other Income (Expense)

Interest Expense, net

Interest expense, net, for the year ended December 31, 2020 was $94.3 million, compared to $115.4 million for the prior year period. The decrease was primarily related to the impact of the refinancing of our debt including a decrease in the weighted average effective interest rate and lower average outstanding borrowings under our total debt obligations. The decrease was offset in part by less interest being capitalized as the average balance of satellites in construction decreased in 2020 as upgraded satellites were completed in the prior year and less interest income.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $30.2 million for the year ended December 31, 2020, compared to $111.7 million for the prior year period. During November 2019, we issued our Term Loan, and used the proceeds of the Term Loan, along with our DSRA and cash on hand to repay in full all of the indebtedness outstanding under the BPIAE Facility, including premiums for early prepayment. During February 2020, we closed on an additional $200.0 million under our Term Loan and used these proceeds, together with cash on hand, to prepay all of the indebtedness outstanding under the Notes, including premiums for early prepayment. In each case, we wrote off the remaining unamortized debt issuance costs, resulting in the loss on extinguishment of debt.

Income Tax Benefit

For the year ended December 31, 2020, our income tax benefit was $32.9 million, compared to an income tax benefit of $56.1 million for the prior year. Our effective tax rate was approximately 37.0% for the year ended December 31, 2020 compared to 25.7% for the prior year. The decrease in income tax benefit was primarily related to a decrease in loss before income taxes compared to the prior year. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly. See Note 12 to our consolidated financial statements for more detail on the individual items impacting our effective tax rate for the years.

Net Loss

Net loss was $56.1 million for the year ended December 31, 2020, compared to net loss of $162.0 million during the prior year. This decrease in net loss was primarily the result of the $81.5 million decrease in loss on extinguishment of debt, the $23.0 million increase in total revenues, and the $21.1 million decrease in interest expense, net, as described above, partially offset by the $23.2 million decrease in income tax benefit, as described above.

Comparison of Our Results of Operations for the Year Ended December 31, 2019 and the Year Ended December 31, 2018

	Year Ended December 31,
		% of Total Revenue		% of Total Revenue	Change
($ In thousands)	2019		2018		Dollars	Percent
Revenue:
Service revenue
Commercial	$350,026	63%	$318,757	61%	$31,269	10%
Government	97,132	17%	88,000	17%	9,132	10%
Total service revenue	447,158	80%	406,757	78%	40,401	10%
Subscriber equipment	82,856	15%	97,848	19%	(14,992)	(15)%
Engineering and support services	30,430	5%	18,403	3%	12,027	65%
Total revenue	560,444	100%	523,008	100%	37,436	7%
Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	94,958	17%	86,016	16%	8,942	10%
Cost of subscriber equipment	50,186	9%	56,857	11%	(6,671)	(12)%
Research and development	14,310	2%	22,429	4%	(8,119)	(36)%
Selling, general and administrative	93,165	17%	97,846	19%	(4,681)	(5)%
Depreciation and amortization	297,705	53%	218,207	42%	79,498	36%
Total operating expenses	550,324	98%	481,355	92%	68,969	14%
Operating income	10,120	2%	41,653	8%	(31,533)	(76)%
Other income (expense):
Interest expense, net	(115,396)	(21)%	(55,149)	(11)%	(60,247)	109%
Loss on extinguishment of debt	(111,710)	(20)%	(7,292)	(1)%	(104,418)	1,432%
Other income (expense), net	(1,133)	0%	139	0%	(1,272)	(915)%
Total other expense	(228,239)	(41)%	(62,302)	(12)%	(165,937)	266%
Loss before income taxes	(218,119)	(39)%	(20,649)	(4)%	(197,470)	956%
Income tax benefit	56,120	10%	7,265	1%	48,855	672%
Net loss	$(161,999)	(29)%	$(13,384)	(3)%	$(148,615)	1,110%

Commercial Service Revenue

	Year Ended December 31,
	2019			2018			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$203.6	363	$47	$193.2	361	$45	$10.4	2	$2
IoT data	96.4	802	$11.10	85.1	647	$12.26	11.3	155	$(1.16)
Hosted payload and other data	50.0	N/A		40.4	N/A		9.6	N/A
Total Commercial	$350.0	1,165		$318.7	1,008		$31.3	157

(1)Billable subscriber numbers are shown as of the end of the respective period.
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

Other Income (Expense)

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

Income Tax Benefit

For the year ended December 31, 2019, our income tax benefit was $56.1 million, compared to an income tax benefit of $7.3 million for the prior year. Our effective tax rate was approximately 25.7% for the year ended December 31, 2019 compared to 35.4% for the prior year. The increase in income tax benefit was primarily related to an increase in loss before income taxes compared to the prior year, stock compensation, tax credits as well as nonrecurring adjustments to our deferred tax assets and liabilities related to state law changes. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly. See Note 12 to our consolidated financial statements for more detail on the individual items impacting our effective tax rate for the years.

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

In February 2020, we issued an additional $200.0 million under our Term Loan and used the proceeds and approximately $183.5 million of cash on hand to repay in full all of the indebtedness outstanding under our Notes, including premiums for early repayment. These additional funds have all of the same terms as the initial borrowing under the Term Loan and were issued at a premium of 1.0% to face value.

On January 20, 2021, we repriced our Term Loan. The Term Loan now bears interest at an annual rate of LIBOR plus 2.75%, with a 1.00% LIBOR floor. All other terms remain the same. To reprice the Term Loan, we incurred additional financing costs of $3.4 million.

As of December 31, 2020, we reported an aggregate balance of $1,637.6 million in borrowings under the Term Loan in our consolidated balance sheet, net of $24.0 million of deferred financing costs for a net balance of $1,613.6 million outstanding. We have not drawn on our Revolving Facility.

Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default.

The Credit Agreement contains a mandatory prepayment mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement). It provides for specified exceptions, baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, as well as a phase-out of the mandatory excess cash flow prepayments, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions. Our mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $12.6 million as of December 31, 2020. This amount will be paid in 2021 and counts towards our required quarterly principal payments under the Term Loan. We were in compliance with all other covenants under the Credit Agreement as of December 31, 2020.

As of December 31, 2020, our total cash and cash equivalents balance was $237.2 million, our marketable securities balance was $7.5 million, and we had $100.0 million of borrowing availability under our Revolving Facility. Our principal sources of liquidity are cash, cash equivalents, marketable securities and internally generated cash flows. Our principal liquidity requirements over the next twelve months are primarily principal and interest on the Term Loan and share repurchases under the share repurchase program described in Note 10. We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows - Comparison of the Year Ended December 31, 2020 and the Year Ended December 31, 2019

The following table shows our consolidated cash flows:

	Year Ended December 31,
Statement of Cash Flows	2020	2019	Change
	(in thousands)
Net cash provided by operating activities	$249,767	$198,143	$51,624
Net cash used in investing activities	$(46,470)	$(127,819)	$81,349
Net cash used in financing activities	$(188,186)	$(313,280)	$125,094

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2020 increased $51.6 million from the prior year period. Net loss, as adjusted for non-cash activities, improved by $36.6 million over the prior year, primarily due to the $105.9 million increase in net income, partially offset by the non-cash $81.5 million decrease in the loss on extinguishment of debt. Net cash from operating activities also increased as a result of working capital changes by approximately $15.0 million. This increase was primarily the result of timing of accounts receivable collections, as well as lower purchases of inventory in 2020, compared to the prior year. In 2019, there was an increase in inventory primarily associated with last-time purchases of manufacturers' discontinued parts that did not recur in 2020. These improvements in cash were offset in part by a decrease in interest payable compared to the prior year. In November 2019 and February 2020, we replaced our Credit Facility and Notes, respectively, with the Term Loan, resulting in monthly interest payments and an increase in cash used compared to previous semi-annual interest payments. As a result, there was minimal interest payable in the 2020 working capital balance for the Term Loan.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 decreased $81.3 million from the prior year period primarily due to a decrease in capital expenditures as we completed payments for the construction of our upgraded constellation in 2019. We estimate our capital expenditures will average approximately $40.0 million per year until 2029.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2020 decreased $125.1 million compared to the prior year period primarily due to utilizing our cash to pay down debt. This resulted in principal payments and related costs, net of borrowings of $196.4 million for 2020, compared to $313.8 million for 2019. See Note 7 to our consolidated financial statements included in this report for further discussion of our indebtedness.

Cash Flows - Comparison of the Year Ended December 31, 2019 and the Year Ended December 31, 2018
The following table shows our consolidated cash flows:

	Year Ended December 31,
Statement of Cash Flows	2019	2018	Change
	(in thousands)
Net cash provided by operating activities	$198,143	$263,709	$(65,566)
Net cash used in investing activities	$(127,819)	$(378,912)	$251,093
Net cash (used in) provided by financing activities	$(313,280)	$193,503	$(506,783)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had an outstanding aggregate balance of $1,637.6 million under the Term Loan as of December 31, 2020. We have executed a long-term interest rate swap, or the Swap, for $1,000.0 million of the Term Loan, through November 2021. We also entered into an interest rate swaption, or the Swaption, that if executed on November 22, 2021, would extend our Swap through November 2026. For the portion of the Term Loan not covered under the Swap, we currently pay interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.75%, with a 1.0% LIBOR floor, which will, accordingly, subject us to interest rate fluctuations in future periods. Had the currently outstanding borrowings under the Term Loan been outstanding throughout the year ended December 31, 2020, a one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.

We had no borrowings under our Revolving Facility as of December 31, 2020. Accordingly, although the Revolving Facility bears interest at a rate equal to LIBOR plus 3.75%, but without a LIBOR floor, if and as drawn, we were not exposed to fluctuations in interest rates with respect to our Revolving Facility.

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

Item 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Iridium Communications Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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

Useful life of upgraded satellites

Description of the Matter
At December 31, 2020, the Company had $2.5 billion in Property and Equipment related to its upgraded satellites. As discussed in Note 2 to the consolidated financial statements, the Company’s upgraded satellites are depreciated on a straight-line basis over their estimated useful life, which is currently estimated to be 12.5 years. The Company’s useful life estimate is based on judgments made by management using the manufacturer’s estimated design life for the assets, engineering data relating to the operation and performance of its satellite network, and the Company’s long-term strategy for use of the assets.
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
Tysons, Virginia
February 11, 2021

Iridium Communications Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$237,178	$223,561
Marketable securities	7,548	—
Accounts receivable, net	61,151	68,697
Inventory	32,480	39,938
Prepaid expenses and other current assets	9,464	10,739
Total current assets	347,821	342,935
Property and equipment, net	2,917,076	3,180,799
Other assets	50,548	52,846
Intangible assets, net	45,504	46,977
Total assets	$3,360,949	$3,623,557
Liabilities and stockholders' equity
Current liabilities:
Short-term secured debt	$16,766	$10,875
Accounts payable	14,390	6,713
Accrued expenses and other current liabilities	49,258	49,293
Interest payable	246	7,790
Deferred revenue	32,412	39,080
Total current liabilities	113,072	113,751
Long-term secured debt, net	1,596,893	1,412,501
Long-term senior unsecured notes, net	—	352,994
Deferred income tax liabilities, net	155,084	188,653
Deferred revenue, net of current portion	51,258	67,092
Other long-term liabilities	25,203	29,284
Total liabilities	1,941,510	2,164,275
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, $0.0001 par value, 1,000 shares authorized and issued, zero outstanding	—	—
Series B preferred stock, $0.0001 par value, 500 shares authorized and issued, zero outstanding	—	—
Common stock, $0.001 par value, 300,000 shares authorized, 134,056 and 131,632
shares issued and outstanding at December 31, 2020 and 2019, respectively	134	132
Additional paid-in capital	1,160,570	1,134,048
Retained earnings	275,915	331,969
Accumulated other comprehensive loss, net of tax	(17,180)	(6,867)
Total stockholders' equity	1,419,439	1,459,282
Total liabilities and stockholders' equity	$3,360,949	$3,623,557

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Services	$463,095	$447,158	$406,757
Subscriber equipment	86,119	82,856	97,848
Engineering and support services	34,225	30,430	18,403
Total revenue	583,439	560,444	523,008

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	91,097	94,958	86,016
Cost of subscriber equipment	51,596	50,186	56,857
Research and development	12,037	14,310	22,429
Selling, general and administrative	90,052	93,165	97,846
Depreciation and amortization	303,174	297,705	218,207
Total operating expenses	547,956	550,324	481,355
Operating income	35,483	10,120	41,653
Other income (expense):
Interest expense, net	(94,271)	(115,396)	(55,149)
Loss on extinguishment of debt	(30,209)	(111,710)	(7,292)
Other income (expense), net	33	(1,133)	139
Total other expense	(124,447)	(228,239)	(62,302)
Loss before income taxes	(88,964)	(218,119)	(20,649)
Income tax benefit	32,910	56,120	7,265
Net loss	(56,054)	(161,999)	(13,384)
Series A preferred stock dividends, declared and paid excluding
cumulative dividends	—	—	1,750
Series B preferred stock dividends, declared and paid excluding
cumulative dividends	—	4,194	2,109

Series B preferred stock dividends, undeclared	—	—	6,290
Net loss attributable to common stockholders	$(56,054)	$(166,193)	$(23,533)
Weighted average shares outstanding - basic and diluted	133,491	125,167	108,975
Net loss attributable to common stockholders per share - basic and diluted	$(0.42)	$(1.33)	$(0.22)

Comprehensive loss:
Net loss	$(56,054)	$(161,999)	$(13,384)
Foreign currency translation adjustments, net of tax	(3,272)	2,051	(5,017)
Unrealized loss on cash flow hedges, net of tax (see Note 8)	(7,036)	(121)	—
Unrealized gain (loss) on marketable securities, net of tax	(5)	—	16
Comprehensive loss	$(66,367)	$(160,069)	$(18,385)

 See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Series A Convertible		Series B Convertible				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	1,000	—	500	—	98,203	98	1,081,373	(3,796)	518,794	1,596,469
Stock-based compensation	—	—	—	—	—	—	16,727	—	—	16,727
Stock options exercised and awards vested	—	—	—	—	3,443	4	12,441	—	—	12,445
Stock withheld to cover employee taxes	—	—	—	—	(148)	(1)	(1,980)	—	—	(1,981)
Net loss	—	—	—	—	—	—	—	—	(13,384)	(13,384)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	(7,000)	(7,000)
Dividends on Series B preferred stock	—	—	—	—	—	—	—	—	(8,427)	(8,427)
Cumulative translation adjustments, net of tax	—	—	—	—	—	—	—	(5,017)	—	(5,017)
Changes from adoption of ASC 606, net of tax	—	—	—	—	—	—	—	—	11,729	11,729
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	16	—	16
Preferred stock converted to common	(1,000)	—	(3)	—	10,702	11	(11)	—	—	—
Balance at December 31, 2018	—	—	497	—	112,200	112	1,108,550	(8,797)	501,712	1,601,577
Stock-based compensation	—	—	—	—	—	—	16,641	—	—	16,641
Stock issued in connection with employee stock plan	—	—	—	—	3,003	3	13,468	—	—	13,471
Stock withheld to cover employee taxes	—	—	—	—	(199)	—	(4,594)	—	—	(4,594)
Net loss	—	—	—	—	—	—	—	—	(161,999)	(161,999)
Dividends on Series B Preferred Stock	—	—	—	—	—	—	—	—	(7,744)	(7,744)
Cumulative translation adjustments, net of tax	—	—	—	—	—	—	—	2,051	—	2,051
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	—	—	(121)	—	(121)
Preferred stock converted to common	—	—	(497)	—	16,628	17	(17)	—	—	—
Balance at December 31, 2019	—	—	—	—	131,632	132	1,134,048	(6,867)	331,969	1,459,282
Stock-based compensation	—	—	—	—	—	—	18,322	—		18,322
Stock issued in connection with employee stock plan	—	—	—	—	2,588	2	12,713	—		12,715
Stock withheld to cover employee taxes	—	—	—	—	(164)	—	(4,513)	—		(4,513)
Net loss	—	—	—	—	—	—	—	—	(56,054)	(56,054)
Cumulative translation adjustments, net of tax	—	—	—	—	—	—	—	(3,272)	—	(3,272)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	(5)	—	(5)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	—	—	(7,036)	—	(7,036)
Balance at December 31, 2020	—	$—	—	$—	134,056	$134	$1,160,570	$(17,180)	$275,915	$1,419,439

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(56,054)	$(161,999)	$(13,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(33,684)	(53,897)	(8,334)
Depreciation and amortization	303,174	297,705	218,207
Loss on extinguishment of debt and Thales Alenia Space bills of exchange	30,209	111,710	7,292
Stock-based compensation (net of amounts capitalized)	16,714	15,138	14,490
Amortization of deferred financing fees	3,658	18,904	10,145
All other items, net	1,124	952	174
Changes in operating assets and liabilities:
Accounts receivable	6,380	2,509	(12,783)
Inventory	7,234	(12,951)	(7,579)
Prepaid expenses and other current assets	1,119	7,973	5,705
Other assets	3,241	3,097	(1,417)
Accounts payable	7,410	(4,300)	(732)
Accrued expenses and other current liabilities	(8,590)	(4,174)	17,560
Interest payable	(7,072)	(12,919)	20,237
Deferred revenue	(21,692)	(6,435)	13,530
Other long-term liabilities	(3,404)	(3,170)	598
Net cash provided by operating activities	249,767	198,143	263,709

Cash flows from investing activities:
Capital expenditures	(38,689)	(117,819)	(391,390)
Purchases of other investments	(152)	(10,000)	—
Purchases of marketable securities	(7,629)	—	(235,528)
Sales and maturities of marketable securities	—	—	248,006
Net cash used in investing activities	(46,470)	(127,819)	(378,912)

Cash flows from financing activities:
Repayments on the Credit Facility, including extinguishment costs	—	(1,734,965)	(80,359)
Borrowings under the Term Loan	202,000	1,450,000	—
Payments on the Term Loan	(12,375)	—	—
Borrowings under the senior unsecured notes	—	—	360,000
Repayments on the senior unsecured notes, including extinguishment costs	(383,451)	—	—
Repayment of the Thales Alenia Space bills of exchange	—	—	(59,936)
Payment of deferred financing fees	(2,562)	(28,803)	(21,239)
Proceeds from exercise of stock options	12,715	13,471	12,445
Tax payment upon settlement of stock awards	(4,513)	(4,596)	(1,981)
Payment of Series A preferred stock dividends	—	—	(7,000)
Payment of Series B preferred stock dividends	—	(8,387)	(8,427)
Net cash (used in) provided by financing activities	(188,186)	(313,280)	193,503

Effect of exchange rate changes on cash and cash equivalents	(1,494)	1,230	(1,270)
Net increase (decrease) in cash and cash equivalents and restricted cash	13,617	(241,726)	77,030
Cash, cash equivalents and restricted cash, beginning of period	223,561	465,287	388,257
Cash, cash equivalents and restricted cash, end of period	$237,178	$223,561	$465,287

See notes to consolidated financial statements
Iridium Communications Inc.
Consolidated Statements of Cash Flows, continued
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$98,714	$119,464	$35,690
Income taxes paid (refund received), net	$(661)	$(606)	$931

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid for yet	$3,721	$3,975	$11,900
Interest capitalized but not paid	$—	$—	$9,194
Capitalized amortization of deferred financing fees	$115	$2,416	$16,306
Capitalized stock-based compensation	$1,608	$1,503	$2,237
Credit Facility repayment in exchange for the settlement of hosting	$—	$—	$35,000
Cost basis investment in exchange for the settlement of accounts receivable	$—	$—	$3,300
Unrealized loss on cash flow hedge, net of tax	$(7,036)	$(118)	$—

See notes to consolidated financial statements

Iridium Communications Inc.
Notes to Consolidated Financial Statements
December 31, 2020

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

The Company’s operations are conducted through, and its operating assets are owned by, its principal operating subsidiary, Iridium Satellite LLC, Iridium Satellite’s immediate parent, Iridium Holdings LLC, and their subsidiaries. As a result, there are no material differences between the information presented in these consolidated financial statements of the Company and the financial information of Iridium Holdings, Iridium Satellite and their subsidiaries, on a consolidated basis, other than as a result of (i) tax provision as result of Iridium Holdings, Iridium Satellite and their subsidiaries being classified as flow-through entities for U.S. federal income tax purposes and (ii) senior unsecured notes (fully repaid February 15, 2020, see Note 7), related interest expense and loss on extinguishment of debt.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, the useful lives and recoverability of long-lived and intangible assets, income taxes, stock-based compensation, estimating the Company's incremental borrowing rate for its leases, and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ materially from those estimates.

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

Recent Accounting Developments Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This guidance amends certain aspects of the accounting for income taxes. The Company intends to apply the new guidance effective January 1, 2021, as required. The impact of the adoption of ASU 2019-12 on the Company's consolidated financial statements and related disclosures is not expected to be material.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company will continue to evaluate ASU 2020-04 and consider the possible adoption of expedients as well as the impacts they may have on its consolidated financial statements and related disclosures.

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

The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of December 31, 2020 and 2019: cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2.

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
Marketable Securities

Marketable securities consist of fixed-income debt securities with an original maturity in excess of ninety days. These investments are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, are reported as a component of other comprehensive income or loss. The specific identification method is used to determine the cost basis of the marketable securities sold. There were no realized gains or losses on the sale of marketable securities for the years ended December 31, 2020 and 2019. The Company regularly monitors and evaluates the fair value of its investments to identify other-than-temporary declines in value. The Company determined that any decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was not material as of December 31, 2020 and 2019.
Foreign Currencies
Generally, the functional currency of the Company’s foreign consolidated subsidiaries is the local currency. Assets and liabilities of its foreign subsidiaries are translated to U.S. dollars based on exchange rates at the end of the reporting period. Income and expense items are translated at the weighted-average exchange rates prevailing during the reporting period. Translation adjustments are accumulated in a separate component of stockholders’ equity. Transaction gains or losses are classified as other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss. In instances where the financial statements of a foreign entity in a highly inflationary economy are material, they are remeasured as if the functional currency were the reporting currency. In these instances, the financial statements of those entities are remeasured into the reporting currency. A highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period.

Deferred Financing Costs

Direct and incremental costs incurred in connection with securing debt financing are deferred and are amortized as additional interest expense using the effective interest method over the term of the related debt.

Capitalized Interest

During the development and construction periods of a project, including the financing of the Company's upgraded satellite constellation, the Company capitalizes interest. Capitalization ceases when the asset is ready for its intended use or when these activities are substantially suspended. If some portions of a project are substantially complete and ready for use and other portions have not yet reached that stage, the Company ceases capitalizing costs on the completed portion of the project but continues to capitalize for the incomplete portion of the project.

Inventory

Inventory consists primarily of finished goods, although the Company at times also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead, including payroll and payroll-related costs of employees directly involved in bringing inventory to its existing condition, and freight. Inventories are valued using the average cost method and are carried at the lower of cost or net realizable value. The expense for excess and obsolete inventory was not material as of December 31, 2020, 2019 and 2018.

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

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes-Merton option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the consolidated statements of operations and comprehensive income in a manner consistent with the classification of the recipient’s compensation. The expected vesting of the Company’s performance-based RSUs is based upon the probability that the Company achieves the defined performance goals. The level of achievement of performance goals, if any, is determined by the Compensation Committee. Stock-based awards to non-employee consultants are expensed at their grant-date fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. Classification of stock-based compensation by line item on the balance sheet and statement of operations is presented below:

	Year Ended December 31,
	2020	2019
	(In thousands)
Property and equipment, net	$1,319	$1,187
Inventory	261	237
Prepaid and other current assets	28	79
Cost of subscriber equipment	29	23
Cost of services (exclusive of depreciation and amortization)	5,037	4,326
Research and development	305	243
Selling, general and administrative	11,343	10,546
Total stock-based compensation	$18,322	$16,641

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

Derivative Financial Instruments

The Company uses an interest rate swap agreement to manage its exposures to fluctuating interest rate risk on variable rate debt. Derivatives are measured at fair value and are recorded on the balance sheet within other assets and other long-term liabilities. The Company’s derivatives are designated as cash flow hedges, with the effective portion of the changes in fair value of the derivatives recorded in accumulated other comprehensive loss within the Company’s consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of cash flow hedges would be recorded in current earnings. Within the consolidated statement of operations and comprehensive income, the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item used for any gains or losses associated with the hedged items. Cash flows from hedging activities are included as operating activities within the Company’s consolidated statements of cash flows, which is the same category as the items being hedged. See Note 8 for further information.
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

Service revenue sold on a stand-alone basis

Service revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs. Revenue for fixed-per-user access fees is recognized over the usage period in which the services are provided to the end user. The Company sells prepaid services in the form of e-vouchers and prepaid cards. A liability is established equal to the cash paid upon purchase for the e-voucher or prepaid card. Beginning January 1, 2018, upon the adoption of ASU 2014-09, the Company recognizes revenue from (i) the prepaid services upon the use of the e-voucher or prepaid card by the customer and (ii) the estimated pattern of use. The Company does not offer refunds for unused prepaid services.

Services sold to the U.S. government

The Company provides airtime and airtime support to U.S. government and other authorized customers pursuant to the Enhanced Mobile Satellite Services (“EMSS”) contract managed by the U.S. Space Force. Under the terms of this agreement, authorized customers continue to utilize airtime services, provided through the U.S. government’s dedicated gateway. These services include unlimited global standard and secure voice, low and high-speed data, paging, broadcast and Distributed Tactical Communications Services (“DTCS”) services for an unlimited number of Department of Defense (“DoD”) and other federal subscribers. Under this contract, revenue is based on the annual fee for the fixed-price contract with unlimited subscribers, and is recognized on a straight-line basis over each contractual year. The U.S. government purchases its subscriber equipment from third-party distributors and not directly from the Company.

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

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $1.2 million, $0.9 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share takes into account the effect of potentially dilutive common shares when the effect is dilutive. The effect of potentially dilutive common shares, including common stock issuable upon exercise of outstanding stock options, is computed using the treasury stock method. The effect of potentially dilutive common shares from the conversion of outstanding convertible preferred securities was computed using the as-if converted method at the stated conversion rate. The Company’s unvested RSUs awarded to the board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The calculation of basic and diluted net loss per share excludes net income attributable to these unvested RSUs from the numerator and excludes the impact of these unvested RSUs from the denominator.

3. Cash and Cash Equivalents and Marketable Securities

Cash and Cash Equivalents
The following table summarizes the Company’s cash and cash equivalents:

	December 31,		Recurring Fair Value Measurement
	2020	2019
	(In thousands)
Cash and cash equivalents:
Cash	$27,168	$13,943
Money market funds	208,005	209,618	Level 2
Fixed income debt securities	2,005	—	Level 2
Total cash and cash equivalents	$237,178	$223,561

Marketable Securities

As of December 31, 2020, the Company's marketable securities consisted of only fixed-income securities. The amortized cost of these securities amounted to $7.6 million and the estimated fair value amounted to $7.5 million as of December 31, 2020. The gross unrealized gains and gross unrealized losses on these marketable securities were not material as of December 31, 2020. All marketable securities are measured as Level 2 investments.

The following table presents the contractual maturities of the Company's fixed income debt securities, as of December 31, 2020:

	December 31, 2020
	Amortized Cost	Fair Value
	(In thousands)
Mature within one year	$5,530	$5,525
Mature after one year and within three years	2,024	2,023
Total	$7,554	$7,548

As of December 31, 2019, the Company did not hold any investment positions in marketable securities.

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Satellite system	$3,197,460	$3,197,460
Ground system	64,581	66,789
Equipment	44,871	45,406
Internally developed software and purchased software	251,320	241,793
Building and leasehold improvements	29,924	31,050
Total depreciable property and equipment	3,588,156	3,582,498
Less: accumulated depreciation	(959,606)	(682,130)
Total depreciable property and equipment, net of accumulated depreciation	2,628,550	2,900,368
Land	8,037	8,037
Construction-in-process:
Ground spares	225,254	225,254
Other construction-in-process	55,235	47,140
Total property and equipment, net of accumulated depreciation	$2,917,076	$3,180,799

Other construction-in-process consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Internally developed software	$44,444	$38,064
Equipment	10,388	8,983
Ground system	403	93
Total other construction-in-process	$55,235	$47,140

Depreciation expense was $301.7 million, $296.1 million and $216.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in depreciation from 2018 to 2019 was primarily due to the increased number of upgraded satellites in service as the Company completed the replacement of its first-generation satellites in the first quarter of 2019.

5. Intangible Assets

The Company had identifiable intangible assets as follows:

	December 31, 2020
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(8,927)	7,512
Assembled workforce	7 years	5,678	(3,244)	2,434
Patents	14 - 20 years	396	(63)	333
Total		22,513	(12,234)	10,279
Total intangible assets		$57,738	$(12,234)	$45,504

	December 31, 2019
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(8,217)	8,222
Assembled workforce	7 years	5,678	(2,433)	3,245
Patents	14 - 20 years	324	(39)	285
Total		22,441	(10,689)	11,752
Total intangible assets		$57,666	$(10,689)	$46,977

Amortization expense was $1.5 million, $1.6 million, and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Future amortization expense with respect to intangible assets existing at December 31, 2020, by year and in the aggregate, was as follows:

Year ending December 31,	Amount
(In thousands)
2021	$1,548
2022	1,548
2023	1,548
2024	737
2025	737
Thereafter	4,161
Total estimated future amortization expense	$10,279

6. Leases

The Company has operating leases for land, office space, satellite network operations center (“SNOC”) facilities, system gateway facilities, a warehouse and a distribution center. The Company also has operations and maintenance (“O&M”) agreements that include leases associated with two TPN facilities. Some of the Company's leases include options to extend the leases for up to 10 years and some include options to terminate the lease within 1 year. The Company does not include term extension options as part of its present value calculation of lease liabilities unless it is reasonably certain to exercise those options. As of December 31, 2020, the Company’s weighted-average remaining lease term relating to its operating leases was 6.7 years, and the weighted-average discount rate used to calculate the operating lease liability payment was 6.7%.
The table below summarizes the Company’s lease-related assets and liabilities:

Leases	Classification	December 31, 2020	December 31, 2019
		(in thousands)
Operating lease assets
Noncurrent	Other assets	$23,974	$27,007
Total lease assets		$23,974	$27,007

Operating lease liabilities
Current	Accrued expenses and other current liabilities	$3,838	$3,397
Noncurrent	Other long-term liabilities	23,258	26,859
Total lease liabilities		$27,096	$30,256

During the years ended December 31, 2020, 2019 and 2018, the Company incurred lease expense of $5.6 million, $5.1 million and $5.1 million, respectively. A portion of rent expense during these comparable periods was derived from leases that were not included within the ROU asset and liability balances shown above as they had terms shorter than twelve months and were therefore excluded from balance sheet recognition under ASU 2016-02.
Future payment obligations with respect to the Company's operating leases in which it was the lessee at December 31, 2020, by year and in the aggregate, were as follows:

Year Ending December 31,	Amount
(in thousands)
2021	$5,700
2022	5,145
2023	4,974
2024	4,970
2025	5,088
Thereafter	8,209
Total lease payments	$34,086

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (see Note 14) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s upgraded satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently expected to be approximately 12.5 years. Lease income related to these agreements was $21.4 million, $21.6 million and $17.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive loss.

Both Aireon and L3Harris have made payments for their hosting agreements and will continue to do so. Future income with respect to the Company's operating leases in which it was the lessor at December 31, 2020, by year and in the aggregate, is as follows:

Year Ending December 31,	Amount
(in thousands)
2021	$21,445
2022	21,445
2023	21,445
2024	21,445
2025	21,445
Thereafter	98,907
Total lease income	$206,132

7. Debt

Term Loan and Revolving Facility

On November 4, 2019, pursuant to a loan agreement (as amended to date, the “Credit Agreement”) the Company entered into a $1,450.0 million term loan with Deutsche Bank AG (the “Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Company used the proceeds of the Term Loan, along with its debt service reserve account and cash on hand, to prepay all of the indebtedness outstanding under its $1.8 billion loan facility with Bpifrance Assurance Export S.A.A., as well as related expenses. The Term Loan was issued at a price equal to 99.5% of its face value and initially bore interest at an annual rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor, with a maturity date in November 2026. Subsequent to December 31, 2020, the Company repriced the Term Loan to reduce the interest rate (see Note 18 for more information). Interest on the Term Loan is paid monthly on the last business day of the month. Principal payments, which are payable quarterly and began on June 30, 2020, equal $16.5 million per annum (one percent of the full amount of the loan following the additional $200.0 million drawn on February 7, 2020, as noted below), with the remaining principal due upon maturity. Borrowings under the Revolving Facility, if any, bear interest at LIBOR plus 3.75% without a LIBOR floor, if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, and a maturity date in November 2024.
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
As of December 31, 2020 and 2019, the Company reported an aggregate of $1,637.6 million and $1,450.0 million in borrowings under the Term Loan, respectively. These amounts are before $24.0 million and $26.6 million of net unamortized deferred financing costs as of December 31, 2020 and 2019, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of December 31, 2020 and 2019 amounted to $1,613.6 million and $1,423.4 million, respectively. As of December 31, 2020 and 2019, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan due in 2026 was $1,647.9 million and $1,468.1 million, respectively. The Company had not borrowed under the Revolving Facility as of December 31, 2020.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement, and also contains a mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement). The Credit Agreement provides for specified exceptions, baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, as well as a phase-out of the mandatory excess cash flow prepayments, based on achievement and maintenance of specified leverage ratios. The Company’s mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $12.6 million as of December 31, 2020. This amount will be paid in 2021 and counts towards the Company's required quarterly principal payments. As such, it was classified under current short-term secured debt in the Company’s consolidated balance sheet as of December 31, 2020. The Credit Agreement permits repayment, prepayment, and repricing transactions. The Company was in compliance with all other covenants as of December 31, 2020.

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
The effective interest rate on outstanding principal of the Term Loan was 5.7% during the year ended December 31, 2020.

Senior Unsecured Notes

As of December 31, 2020, the Company had fully repaid and retired the total gross outstanding principal balance of the Notes, as discussed above. As of December 31, 2019, the Company reported an aggregate of $360.0 million in borrowings under the Notes, before $7.0 million of net unamortized deferred financing costs, for a net principal balance of $353.0 million in borrowings in the accompanying condensed consolidated balance sheet.

Interest on Debt

Total interest incurred during the years ended December 31, 2020, 2019 and 2018 was $98.6 million, $140.1 million and $142.7 million, respectively. Interest incurred includes amortization of deferred financing fees of $3.8 million, $21.6 million and $26.5 million for the years ended December 31, 2020, 2019 and 2018 respectively. Interest capitalized during the years ended December 31, 2020 and 2019 was $3.2 million and $15.1 million, respectively. Interest accrued for the years ended December 31, 2020 and 2019 was $0.2 million and $7.8 million, respectively.
Total Debt
Future minimum principal repayments with respect to the Company's debt balances, including the mandatory excess cash flow prepayment, existing at December 31, 2020, by year and in the aggregate, are as follows:

Year ending December 31,	Amount
(In thousands)
2021	$16,766
2022	16,234
2023	16,500
2024	16,500
2025	16,500
Thereafter	1,555,125
Total debt commitments	$1,637,625
Less: Original issuance discount	23,966
Less: Total short-term debt	16,766
Total long-term debt, net	$1,596,893

The repayment schedule above excludes future amounts that may be required to be prepaid pursuant to the excess cash flow sweep provision of the Credit Agreement, as those amounts are not determinable in advance.

8. Derivative Financial Instruments

The Company is exposed to interest rate fluctuations related to its Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rate by entering into offsetting positions through the use of interest rate swap contracts which result in recognizing a fixed interest rate for the portion of the Term Loan. This will reduce the negative impact of increases in the variable rate over the term of the interest rate swap contracts. These financial instruments are not used for trading or other speculative purposes. Historically, the Company has not incurred, and does not expect to incur in the future, any losses as a result of counterparty default.

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

Interest Rate Swaps

On November 27, 2019, the Company executed a long-term interest rate swap (“Swap”) effective through November 2021 to mitigate variability in forecasted interest payments on a portion of the Company’s borrowings under its Term Loan. On the last business day of each month, the Company receives variable interest payments based on one-month LIBOR from the counterparty. The Company also entered into an interest rate swaption agreement (“Swaption”) that, if executed on November 22, 2021, would extend the Company's Swap through November 2026. The Company pays a fixed annual rate of 0.50% for the Swaption and a fixed rate of 1.565% on the Swap. Both the Swap and the Swaption derivative instruments carried a notional amount of $1,000.0 million as of December 31, 2020 and 2019. The Company designated both the Swap and Swaption as qualifying hedging instruments and accounted for these derivatives as cash flow hedges.

At inception, the Swap and Swaption were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in accumulated other comprehensive loss and reclassified into earnings during the period in which the hedged transaction affects earnings. Over the next 12 months, the Company expects any gains or losses for cash flow hedges reclassified from accumulated other comprehensive loss into earnings to have an immaterial impact on the Company’s condensed consolidated financial statements.

Fair Value of Derivative Instruments

As of December 31, 2020, the Company had a current liability balance of $5.2 million and $4.4 million, for the fair value of the Swap and Swaption, respectively, recorded in other current liabilities. As of December 31, 2019, the Company had a long-term asset balance for the fair value of the Swap in the amount of $0.8 million, recorded in other long-term assets, and a long-term liability balance for the fair value of the Swaption in the amount of $0.9 million recorded in other long-term liabilities.

During the years ended December 31, 2020 and 2019, the Company collectively incurred $9.1 million and $0.3 million in net interest expense, respectively, for both the Swap and the Swaption. The Company did not hold any cash flow hedges during 2018. Gains and losses resulting from fair value adjustments to the Swap and Swaption are recorded within accumulated other comprehensive loss within the Company’s condensed consolidated balance sheets and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the Swap are included in cash flows from operating activities on the condensed consolidated statements of cash flows. The amount of unrealized loss related to the Swap and Swaption that was recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets was $7.0 million as of December 31, 2020, net of a $2.5 million tax impact, and $0.1 million as of December 31, 2019. There were no gains or losses related to derivative financial instruments during the year ended December 31, 2018.

9. Stock-Based Compensation

In May 2019, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. The Company registered with the SEC an additional 2,542,664 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 30,944,912 shares registered. Through December 31, 2020, the remaining aggregate number of shares of the Company's common stock available for future grants under the Amended 2015 plan was 11,883,391. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, RSUs, stock appreciation rights and other equity securities as incentives and rewards for employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

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

Fair Value Determination

The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of its stock option awards on the date of grant. The Company will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated under this model.

The Black-Scholes-Merton option pricing model incorporates the following assumptions:
•Volatility - The expected volatility of the options granted was estimated based upon historical volatility of the Company's share price of its common stock through daily observations of its trading history.
•Expected life of options - The expected life of options granted to employees was determined from the simplified method.
•Risk-free interest rate - The yield on zero-coupon U.S. Treasury strips was used to extrapolate a forward-yield curve. This “term structure” of future interest rates was then input into a numeric model to provide the equivalent risk-free rate to be used in the Black-Scholes-Merton model based on the expected term of the underlying grants.
•Dividend yield - The Black-Scholes-Merton valuation model requires an expected dividend yield as an input. The Company does not anticipate paying dividends during the expected term of the grants; therefore, the dividend rate is assumed to be zero.

The Company has historically granted stock options to newly hired and promoted employees. During 2019 and 2018, the Company granted approximately 139,000 and 364,000 stock options, respectively, with an estimated aggregate grant date fair value of $1.3 million and $2.4 million, respectively. The Company did not grant any stock options during the year ended December 31, 2020.

The following table summarizes weighted-average assumptions used in the Company's calculations of fair value during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Expected volatility	40.78%	39.53%
Expected term (years)	6.11	6.11
Expected dividends	—%	—%
Risk free interest rate	2.59%	2.68%

A summary of the activity of the Company’s stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2017	6,856	$7.94
Granted	364	15.56
Cancelled or expired	(1)	8.59
Exercised	(1,477)	8.42		$16,614
Forfeited	(39)	9.97
Options outstanding at December 31, 2018	5,703	$8.29	4.38	$57,956
Granted	139	21.12
Cancelled or expired	(1)	11.80
Exercised	(1,670)	8.11		$29,584
Forfeited	(18)	11.74
Options outstanding at December 31, 2019	4,153	$8.78	4.03	$65,887
Cancelled or expired	(5)	20.17
Exercised	(1,581)	8.14		$33,836
Forfeited	(13)	18.17
Options outstanding at December 31, 2020	2,554	$9.10	3.94	$77,182
Options exercisable at December 31, 2020	2,330	$8.31	3.59	$72,266
Options exercisable and expected to vest at December 31, 2020	2,550	$9.09	3.93	$77,107

The Company recognized $1.1 million, $1.4 million and $1.5 million of stock-based compensation expense related to stock options in the years ended December 31, 2020, 2019 and 2018, respectively.

The weighted-average grant date fair value of options granted during the years ended December 31, 2019 and 2018 was $9.18 and $6.63 per share, respectively. The total fair value of the shares vested during the years ended December 31, 2020, 2019 and 2018 was $1.4 million for each period.

As of December 31, 2020, the total unrecognized cost related to non-vested options was approximately $1.5 million. This cost is expected to be recognized over a weighted-average period of 1.5 years.

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

Service-Based Awards

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, members of the Company’s board of directors can elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 58,000, 76,000 and 110,000 service-based RSUs were granted to the Company's directors as a result of these elections during the years ended December 31, 2020, 2019 and 2018, respectively, with an estimated grant date fair value of $1.4 million, $1.4 million and $1.3 million, respectively.

During the years ended December 31, 2020, 2019 and 2018, the Company granted approximately 713,000, 740,000 and 900,000 service-based RSUs, respectively, to its employees, with an estimated grant date fair value of $19.1 million, $16.9 million and $10.7 million, respectively.

During the years ended December 31, 2020, 2019 and 2018, the Company granted approximately 10,000, 11,000 and 14,000 service-based RSUs, respectively, to non-employee consultants, with an estimated grant date fair value of $0.2 million for each period.

Performance-Based Awards

In March 2020, 2019 and 2018, the Company awarded approximately 115,000, 125,000 and 474,000 performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $3.1 million, $2.9 million and $5.6 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals over the respective fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2020 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the 2020 Bonus RSUs will vest, subject to continued employment, in March 2021. A portion of the March 2019 Bonus RSUs vested in March 2020 upon the determination of the level of achievement of the performance goals.

Additionally, during 2020, 2019 and 2018, the Company awarded approximately 144,000, 96,000 and 134,000 performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair values of the Executive RSUs granted in 2020, 2019 and 2018 was $3.9 million, $2.2 million and $1.6 million, respectively. Vesting of the Executive RSUs is and was dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSU grant based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the Executive RSUs will vest on the second anniversary of the grant date and the remaining 50% will vest on the third anniversary of the grant date, in each case, subject to the executive's continued service as of the vesting date. During 2020, 2019 and 2018, the Company awarded additional shares underlying performance-based RSUs to the Company's executives for over-achievement of performance goal targets related to the Executive RSU grants originally awarded in 2018, 2017 and 2016 in the amounts of 20,000 shares, 11,000 shares and 1,000 shares, respectively.

Award Summary

A summary of the Company’s activity for outstanding RSUs is as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2017	3,548	$8.50
Granted	1,632	11.87
Forfeited	(163)	9.69
Released	(1,940)	8.64
Outstanding at December 31, 2018	3,077	$10.13
Granted	1,058	22.50
Forfeited	(102)	14.86
Released	(1,331)	10.52
Outstanding at December 31, 2019	2,702	$14.62
Granted	1,061	26.73
Forfeited	(92)	17.72
Released	(1,007)	15.63
Outstanding at December 31, 2020	2,664	$18.96
Vested and unreleased at December 31, 2020 (1)	802

(1)     These RSUs were granted to the Company's board of directors as a part of their compensation for board and committee service and had vested but had not yet been issued and released.

As of December 31, 2020, the total unrecognized cost related to non-vested RSUs was approximately $17.8 million. This cost is expected to be recognized over a weighted-average period of 1.31 years. The Company recognized $17.2 million, $15.2 million and $15.2 million of stock-based compensation expense related to RSUs in the years ended December 31, 2020, 2019 and 2018, respectively.

10. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, and the remaining 0.5 million authorized shares of preferred stock were undesignated and unissued as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, there were no outstanding shares of preferred stock, as all preferred stock was converted in prior periods into common stock according to its terms.

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

During the three months ended June 30, 2019, the Company's daily volume-weighted average stock price remained at or above $11.21 per share for a period of 20 out of 30 trading days, allowing for the conversion of the Series B Preferred Stock at the election of the Company. On May 15, 2019, the Company converted all outstanding shares of its Series B Preferred Stock into shares of common stock, resulting in the issuance of 16,627,632 shares of common stock. To convert the stock, the Company declared and paid all current and cumulative dividends to holders of record of Series B Preferred Stock as of May 8, 2019, resulting in a dividend payment of $8.4 million. As a result, the Company did not have any shares of Series B Preferred Stock outstanding as of December 31, 2020 and 2019.

Share Repurchase Program

In February 2021, the Company announced that its Board of Directors had authorized the repurchase of up to $300.0 million of its common stock through December 31, 2022. This time frame can be extended or shortened by the Board of Directors. Repurchases, if any, will be made from time-to-time on the open market at prevailing prices or in negotiated transactions off the market. There were no repurchases of common stock during the year ended December 31, 2020.
11. Revenue

The following table summarizes the Company’s services revenue:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Commercial services:
Voice and data	$168,668	$173,167	$168,107
IoT data	96,981	96,435	85,054
Broadband	35,959	30,455	25,069
Hosted payload and other data	60,600	49,969	40,527
Total commercial services	362,208	350,026	318,757
Government services	100,887	97,132	88,000
Total services	$463,095	$447,158	$406,757

The following table summarizes the Company’s engineering and support services revenue:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Commercial	$4,529	$2,852	$716
Government	29,696	27,578	17,687
Total	$34,225	$30,430	$18,403

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $41.1 million, $43.0 million and $18.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The contract assets not separately disclosed are as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Contract Assets:
Commissions	$993	$1,116
Other contract costs	$2,860	$3,231

12. Income Taxes

U.S. and foreign components of income before income taxes are presented below:

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
U.S. loss	$(89,251)	$(218,391)	$(22,147)
Foreign income	287	272	1,498
Total loss before income taxes	$(88,964)	$(218,119)	$(20,649)

The components of the Company’s income tax provision were as follows:

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
Current taxes:
Federal tax (benefit) expense	$(688)	$(3,796)	$17
State tax (benefit) expense	70	37	(91)
Foreign tax expense	1,387	1,481	1,163
Total current tax (benefit) expense	769	(2,278)	1,089
Deferred taxes:
Federal tax benefit	(27,701)	(50,690)	(9,159)
State tax expense (benefit)	(5,869)	(1,850)	904
Foreign tax benefit	(109)	(1,302)	(99)
Total deferred tax benefit	(33,679)	(53,842)	(8,354)
Total income tax benefit	$(32,910)	$(56,120)	$(7,265)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 was effective for reporting periods that include December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the material effects of the Tax Act and recorded provisional amounts in its December 31, 2017 financial statements including the remeasurement of its deferred tax assets/liabilities for an estimated net tax benefit of $150.9 million. In the fourth quarter of 2018, the Company completed its accounting for the income tax effects of the Tax Act. No material adjustments were required to the provisional amounts initially recorded.

A reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision is below. Any amounts that do not have a meaningful impact on this reconciliation are not separately disclosed.

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
Expected tax benefit at U.S. federal statutory tax rate	$(18,811)	$(45,790)	$(4,336)
State taxes, net of federal benefit	(6,723)	(15,608)	(3,361)
State tax valuation allowance	2,561	16,216	10,651
Deferred impact of state tax law changes and elections	(1,684)	(2,414)	(6,481)
Equity-based compensation	(8,451)	(8,227)	(3,807)
Limitation on executive compensation deduction	960	792	1,568
Other nondeductible items	206	873	298
Tax credits	(1,048)	(995)	(2,872)
Foreign taxes and other adjustments	80	(967)	1,075
Total income tax benefit	$(32,910)	$(56,120)	$(7,265)
The components of deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets
Long-term contracts	$64,738	$69,188
Federal, state and foreign net operating losses, other carryforwards and tax credits	430,273	382,392
Other	22,493	24,137
Total deferred tax assets	517,504	475,717
Valuation allowance	(32,218)	(29,554)
Net deferred tax assets	485,286	446,163
Deferred tax liabilities
Fixed assets, intangibles and research and development expenditures	(577,955)	(565,897)
Investment in joint venture	(52,203)	(60,374)
Other	(6,283)	(7,095)
Total deferred tax liabilities	(636,441)	(633,366)
Net deferred income tax liabilities	$(151,155)	$(187,203)

Pursuant to ASC 740, the Company nets deferred tax assets and liabilities within the same jurisdiction. As of December 31, 2020, the Company had a net deferred tax asset of $3.9 million that is included in other assets on the balance sheet and a net deferred tax liability of $155.1 million.

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

The Company had deferred tax assets related to cumulative U.S. federal net operating loss carryforwards of approximately $319.9 million and $280.5 million as of December 31, 2020 and 2019, respectively. The pre-2018 U.S. federal net operating loss carryforwards if unutilized, will expire in various amounts from 2031 through 2037. Pursuant to the Tax Act, the post-2017 U.S. federal net operating loss carryforwards do not expire. The Company believes that the U.S. federal net operating losses will be utilized before the expiration dates and, as such, no valuation allowance has been established for these deferred tax assets. The Company had deferred tax assets related to the state net operating loss carryforwards of approximately $69.7 million and $54.5 million as of December 31, 2020 and 2019, respectively, that expire from 2025 through 2040. The Company does not expect to fully utilize all of its state net operating losses within the respective carryforward periods and as such reflects a partial valuation allowance of $30.2 million and $27.7 million as of December 31, 2020 and 2019, respectively, against these deferred tax assets on its consolidated balance sheet. The Company had deferred tax assets related to the foreign net operating loss carryforwards of approximately $0.7 million and $0.9 million, as of December 31, 2020 and 2019, respectively, that begin to expire in 2023. The Company does not expect to fully utilize all of its foreign net operating losses within the carryforward periods. As such had recorded a partial valuation allowance of $0.5 million and $0.8 million as of December 31, 2020 and 2019, respectively, against these deferred tax assets on its consolidated balance sheets. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

The Company had approximately $10.0 million and $9.5 million of deferred tax assets related to research and development tax credits as of December 31, 2020 and 2019, respectively, that expire in various amounts from 2029 through 2040. The Company had approximately $5.7 million and $5.2 million of deferred tax assets related to foreign tax credits as of December 31, 2020 and 2019, respectively, that expire in various amounts from 2020 through 2030. The Company does not expect to utilize all of its foreign tax credits within the respective carryforward periods. As such, the Company had a partial valuation allowance of $1.1 million as of December 31, 2020, which is unchanged from December 31, 2019. The Company had $3.6 million of deferred tax assets related to Alternative Minimum Tax (“AMT”) credits as of December 31, 2018. Pursuant to the Tax Act, the Company received a refund of $1.8 million in 2019 and pursuant to the Coronavirus Aid, Relief, and Economic Security Act received the remaining $1.8 million in 2020.

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
The amount of unrecognized tax benefits was $0.5 million and $1.0 million as of December 31, 2020 and 2019, respectively. Any changes in the next twelve months are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company. All of the Company’s uncertain tax positions, if recognized, would affect its income tax expense.
The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2020 and 2019, potential interest and penalties on unrecognized tax benefits were not significant.
The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2010 to 2019 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2012 to 2019 remain subject to examination by tax authorities.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	2020	2019
	(In thousands)
Balance at January 1,	$953	$1,112
Change attributable to tax positions taken in a prior period	(416)	38
Change attributable to final assessment	—	(176)
Decrease attributable to lapse of statute of limitations	—	(21)
Balance at December 31,	$537	$953

13. Net Loss Per Share

The Company calculates basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In periods of net income, diluted net income per share takes into account the effect of potentially dilutive common shares when the effect is dilutive. Potentially dilutive common shares include (i) common stock issuable upon exercise of outstanding stock options and (ii) contingently issuable RSUs that are convertible into shares of common stock upon achievement of certain service and performance requirements. The effect of potentially dilutive common shares is computed using the treasury stock method.

The computations of basic and diluted net loss per common share are set forth below:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(56,054)	$(166,193)	$(23,533)

Denominator:
Weighted average common shares - basic and diluted	133,491	125,167	108,975

Net loss attributable to common stockholders per share - basic and diluted	$(0.42)	$(1.33)	$(0.22)

Due to the Company’s net losses for the years ended December 31, 2020, 2019 and 2018 all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share.
The incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects were as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Anti-dilutive contingent performance-based RSUs	311	285	328
Anti-dilutive stock options	95	198	87
Anti-dilutive preferred shares	—	6,104	16,693

14. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company's satellite constellation hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $54.5 million had been paid as of December 31, 2020. Aireon also pays power fees of up to approximately $3.7 million per year (the “Hosting Agreement”), as well as data services fees of approximately $19.8 million per year for the delivery of the air traffic surveillance data (the “Data Services Agreement”). The Aireon ADS-B receivers were activated on an individual basis as the satellite on which the receiver is hosted began carrying traffic. Pursuant to ASU 2016-02, the Company considers the agreement with Aireon related to the hosting as an operating lease. The Company recognized $16.1 million, $16.0 million and $13.9 million of revenue from hosting fees during the years ended December 31, 2020, 2019 and 2018, respectively.

In December 2018, in connection with Aireon's entry into a debt facility, the Company and the other Aireon investors contributed their respective interests in Aireon into a new holding company, Aireon Holdings LLC, and entered into an Amended and Restated Aireon Holdings LLC Agreement. Aireon Holdings LLC holds 100% of the membership interests in Aireon LLC, which remains the operating entity. At December 31, 2020 and 2019, the Company's fully diluted ownership stake in Aireon Holdings LLC of approximately 35.7% remained unchanged, subject to certain redemption provisions contained in the Amended and Restated Limited Liability Company Agreement. In addition, pursuant to a debt facility for Aireon LLC provided by the Company and the other Aireon investors, the Company will participate pro-rata, based on its fully diluted ownership stake, in an investor bridge loan. As such, in December 2020, the Company invested $0.2 million in Aireon LLC. The Company expects future funding by it and the other Aireon investors to be required in 2021 and 2022. The Company’s maximum commitment under the investor bridge loan is $10.7 million.

Under the Data Services Agreement, Aireon pays the Company monthly data service payments on a per satellite basis. The Company recorded data service revenue from Aireon of $23.9 million, $12.6 million and $9.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Under two services agreements, the Company also provides administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under all agreements totaled $2.3 million and $1.4 million at December 31, 2020 and 2019, respectively.

15. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communications services and products.

The Company derived approximately 22%, 22% and 20% of its total revenue in the years ended December 31, 2020, 2019 and 2018, respectively, from prime contracts or subcontracts with agencies of the U.S. government. For the years ended December 31, 2020, 2019 and 2018, no single commercial customer accounted for more than 10% of the Company’s total revenue.

Approximately 35% and 39% of the Company’s accounts receivable balance at December 31, 2020 and 2019, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government. As of December 31, 2020 and 2019, no single commercial customer accounted for more than 10% of the Company’s total accounts receivable balance.

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

Net property and equipment by geographic area was as follows:

	December 31,
	2020	2019
	(In thousands)
United States	$421,930	$421,253
Satellites in orbit	2,487,220	2,744,356
All others	7,926	15,190
Total	$2,917,076	$3,180,799

Revenue by geographic area was as follows:

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
United States	$323,605	$300,494	$276,398
United Kingdom	47,487	50,401	51,344
Other countries (1)	212,347	209,549	195,266
Total	$583,439	$560,444	$523,008

(1)No single country in this group represented more than 10% of revenue.

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

16. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ eligible compensation each pay period. Company matching contributions to the Plan were $3.1 million, $3.1 million and $3.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

17. Selected Quarterly Information (Unaudited)

The following represents the Company’s unaudited quarterly results of operations:

	Quarter Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(In thousands, except per share data)
Revenue	$145,287	$140,173	$151,472	$146,507
Operating income	$11,822	$5,828	$12,733	$5,100
Net loss	$(31,702)	$(12,422)	$(4,005)	$(7,925)
Net loss per common share - basic and diluted	$(0.24)	$(0.09)	$(0.03)	$(0.06)

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except per share data)
Revenue	$133,685	$143,100	$144,785	$138,874
Operating income (loss)	$(1,633)	$3,741	$8,011	$1
Net loss	$(18,024)	$(18,106)	$(18,012)	$(107,857)
Net loss per common share - basic and diluted	$(0.18)	$(0.16)	$(0.14)	$(0.82)

The sum of the per share amounts does not equal the annual amounts due to changes in the weighted-average number of common shares outstanding during the year.

18. Subsequent Events

On January 20, 2021, the Company closed on a repricing of its $1,637.6 million in gross borrowings under its Term Loan, with Deutsche Bank AG, which resulted in a 1.0% reduction in the borrowing rate. The Term Loan now bears interest at an annual rate of LIBOR plus 2.75% with a 1.00% LIBOR floor, having the same maturity date, and other terms of the Credit Agreement. The interest rate on the Revolving Facility remained at LIBOR plus 3.75% with no LIBOR floor. To reprice the Term Loan, the Company incurred financing costs of $3.4 million. The Company is currently evaluating the accounting treatment of this transaction.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Such internal control includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of our company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, our management has determined that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our 2020 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2020 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Iridium Communications Inc.
Opinion on Internal Control over Financial Reporting
We have audited Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Iridium Communications Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Iridium Communications Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 11, 2021 expressed an unqualified report thereon.
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

/s/ Ernst & Young LLP

Tysons, Virginia
February 11, 2021

Item 9B. Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G (3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2021 Proxy Statement entitled “Board of Directors and Committees,” “Election of Directors” and “Management.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2021 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2021 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2021 Proxy Statement entitled “Transactions with Related Parties” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2021 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

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

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.
4.2
Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 25, 2020.

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

10.3
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
10.5
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

10.11
Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.12††
Contract for Enhanced Satellite Services between Iridium Government Services LLC and Air Force Space Command, effective September 15, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2019.

10.13	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.
10.14
Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.15*
Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.16*
Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.17*
Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.18*
Executive Employment Agreement between the Registrant and Suzanne E. McBride, dated as of February 11, 2019, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019.

10.19*
Employment Agreement between the Registrant and Bryan J. Hartin, dated as of December 10, 2012, incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.20*
Employment Agreement between the Registrant and Scott T. Scheimreif, dated as of December 11, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020.

10.21*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.
10.22
Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed with the SEC on February 4, 2008.

10.23*
Form of Stock Option Award Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.24*
Form of Restricted Stock Unit Agreement for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2012.

Exhibit No.	Document
10.25*
Amended and Restated Performance Share Program established under the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019.

10.26*
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016.

10.27*
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

10.30*	Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the SEC on April 10, 2012.
10.31*
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

10.33*	Non-Employee Director Compensation Plan dated December 16, 2020.
10.34*	Iridium Communications Inc. 2020 Performance Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020.
10.35*
Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-8 filed on May 23, 2019.

10.36*
Forms of Option Grant Notice and Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.37*	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan.
10.38*
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

10.40*	UK Sub-Plan of the Iridium Communications Inc. 2015 Equity Incentive Plan.
10.41*
Forms of UK Option Grant Notice and UK Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.42*
Forms of UK Restricted Stock Unit Award Grant Notice and UK Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan.

10.43*
Forms of UK Non-Employee Director Option Grant Notice and UK Non-Employee Director Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.44*
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

IRIDIUM COMMUNICATIONS INC.

Date: February 11, 2021	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Matthew J. Desch	Chief Executive Officer and Director	February 11, 2021
Matthew J. Desch	(Principal Executive Officer)

/s/ Thomas J. Fitzpatrick	Chief Financial Officer, Chief Administrative Officer and Director	February 11, 2021
Thomas J. Fitzpatrick	(Principal Financial Officer)

/s/ Timothy P. Kapalka	Vice President and Corporate Controller, Iridium Satellite LLC	February 11, 2021
Timothy P. Kapalka	(Principal Accounting Officer)

/s/ Robert H. Niehaus	Director and Chairman of the Board	February 11, 2021
Robert H. Niehaus

/s/ Thomas C. Canfield	Director	February 11, 2021
Thomas C. Canfield

/s/ Jane L. Harman	Director	February 11, 2021
Jane L. Harman

/s/ Alvin B. Krongard	Director	February 11, 2021
Alvin B. Krongard

/s/ Suzanne E. McBride	Chief Operations Officer and Director	February 11, 2021
Suzanne E. McBride

/s/ Eric T. Olson	Director	February 11, 2021
Eric T. Olson

/s/ Steven B. Pfeiffer	Director	February 11, 2021
Steven B. Pfeiffer

/s/ Parker W. Rush	Director	February 11, 2021
Parker W. Rush

/s/ Henrik O. Schliemann	Director	February 11, 2021
Henrik O. Schliemann

/s/ Barry J. West	Director	February 11, 2021
Barry J. West