Form 10-K/A
period 2020-12-31
Iridium Communications Inc.
filed 2021-03-31
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020, are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A, or this Amendment, amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on February 11, 2021, or the Original Filing, and is being filed solely to include the conformed signatures of Matthew J. Desch and Thomas J. Fitzpatrick on Exhibit 32.1, “Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.” The conformed signatures were inadvertently omitted in the Original Filing. The certification was fully executed on February 11, 2021 and was in the Registrant's possession at the time of the Original Filing. While the Original Filing is not otherwise amended (except in certain cases to clarify references to this Form 10-K/A), the Registrant is refiling the Form 10-K in its entirety. This Form 10-K/A speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to such date.

IRIDIUM COMMUNICATIONS INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2020

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future developments or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors discussed under the caption “Risk Factors” in this Form 10-K/A could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our debt obligations depends on our successful financial and operating performance, which may be affected by a range of economic, competitive and business factors, many of which are outside of our control and some of which are described elsewhere in the “Risk Factors” section of this Report.
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

Item 6. Selected Financial Data

Iridium Communications Inc.

The following selected historical financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 was derived from our audited financial statements. The selected financial data below should be read in conjunction with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. The selected financial data is historical data and is not necessarily indicative of our future results of operations.

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

(3) Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-K/A as filed with the Securities and Exchange Commission.

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

10.33*	Non-Employee Director Compensation Plan dated December 16, 2020, incorporated by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 11, 2021.
10.34*	Iridium Communications Inc. 2020 Performance Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020.
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

10.37*
Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 11, 2021.

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

10.40*
UK Sub-Plan of the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 11, 2021.

10.41*
Forms of UK Option Grant Notice and UK Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.42*
Forms of UK Restricted Stock Unit Award Grant Notice and UK Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 11, 2021.

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

21.1	List of Subsidiaries, incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 11, 2021.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Item 16.     Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

Date: March 31, 2021	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer