Form 10-Q
period 2021-03-31
Iridium Communications Inc.
filed 2021-04-20
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 14, 2021 was 133,478,837.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$214,835	$237,178
Marketable securities	7,481	7,548
Accounts receivable, net	59,895	61,151
Inventory	30,015	32,480
Prepaid expenses and other current assets	10,087	9,464
Total current assets	322,313	347,821
Property and equipment, net	2,851,145	2,917,076
Other assets	47,983	50,548
Intangible assets, net	45,117	45,504
Total assets	$3,266,558	$3,360,949
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$16,500	$16,766
Accounts payable	9,909	14,390
Accrued expenses and other current liabilities	34,503	49,504
Deferred revenue	27,405	32,412
Total current liabilities	88,317	113,072
Long-term secured debt, net	1,593,955	1,596,893
Deferred income tax liabilities, net	146,233	155,084
Deferred revenue, net of current portion	50,017	51,258
Other long-term liabilities	24,258	25,203
Total liabilities	1,902,780	1,941,510
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 133,476 and 134,056 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	133	134
Additional paid-in capital	1,152,569	1,160,570
Retained earnings	225,170	275,915
Accumulated other comprehensive loss, net of tax	(14,094)	(17,180)
Total stockholders’ equity	1,363,778	1,419,439
Total liabilities and stockholders’ equity	$3,266,558	$3,360,949

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Services	$116,152	$115,975
Subscriber equipment	23,953	22,263
Engineering and support services	6,430	7,049
Total revenue	146,535	145,287

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	23,207	21,978
Cost of subscriber equipment	13,028	12,274
Research and development	2,717	2,444
Selling, general and administrative	22,657	20,825
Depreciation and amortization	75,910	75,944
Total operating expenses	137,519	133,465
Operating income	9,016	11,822
Other expense, net:
Interest expense, net	(22,769)	(26,444)
Loss on extinguishment of debt	—	(30,209)
Other income (expense), net	(28)	447
Total other expense, net	(22,797)	(56,206)
Loss before income taxes	(13,781)	(44,384)
Income tax benefit	8,598	12,682
Net loss	(5,183)	(31,702)
Weighted average shares outstanding - basic and diluted	135,068	132,645
Net loss attributable to common stockholders per share - basic and diluted	$(0.04)	$(0.24)
Comprehensive loss:
Net loss	$(5,183)	$(31,702)
Foreign currency translation adjustments	(760)	(3,986)
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 6)	3,843	(11,888)
Unrealized gain on marketable securities, net of tax	3	—
Comprehensive loss	$(2,097)	$(47,576)

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2021						Three Months Ended March 31, 2020
			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	134,056	$134	$1,160,570	$(17,180)	$275,915	$1,419,439	131,632	$132	$1,134,048	$(6,867)	$331,969	$1,459,282
Stock-based compensation	—	—	5,575	—	—	5,575	—	—	4,100	—	—	4,100
Stock options exercised and awards vested	1,099	1	4,393	—	—	4,394	713	—	1,171	—	—	1,171
Stock withheld to cover employee taxes	(101)	—	(4,198)	—	—	(4,198)	(118)	—	(3,184)	—	—	(3,184)
Repurchases and retirements of common stock	(1,578)	(2)	(13,771)	—	(45,562)	(59,335)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	(760)	—	(760)	—	—	—	(3,986)	—	(3,986)
Unrealized gain (loss) on cash flow hedge, net of tax	—	—	—	3,843	—	3,843	—	—	—	(11,888)	—	(11,888)
Unrealized gain on marketable securities, net of tax	—	—	—	3	—	3	—	—	—	—	—	—
Net loss	—	—	—	—	(5,183)	(5,183)	—	—	—	—	(31,702)	(31,702)
Balances at end of period	133,476	$133	$1,152,569	$(14,094)	$225,170	$1,363,778	132,227	$132	$1,136,135	$(22,741)	$300,267	$1,413,793

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,183)	$(31,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(8,851)	(17,150)
Depreciation and amortization	75,910	75,944
Loss on extinguishment of debt	—	30,209
Stock-based compensation (net of amounts capitalized)	4,906	3,698
Amortization of deferred financing fees	949	890
All other items, net	(519)	(64)
Changes in operating assets and liabilities:
Accounts receivable	1,535	3,600
Inventory	2,561	2,300
Prepaid expenses and other current assets	(634)	(688)
Other assets	967	2,769
Accounts payable	(4,233)	2,320
Accrued expenses and other current liabilities	(9,474)	(20,117)
Interest payable	(46)	(7,071)
Deferred revenue	(6,156)	(6,607)
Other long-term liabilities	(966)	2,482
Net cash provided by operating activities	50,766	40,813

Cash flows from investing activities:
Capital expenditures	(9,417)	(9,487)
Net cash used in investing activities	(9,417)	(9,487)

Cash flows from financing activities:
Borrowings under the Term Loan	—	202,000
Payments on the Term Loan	(4,125)	—
Repayments on the senior unsecured notes, including extinguishment costs	—	(383,451)
Payment of deferred financing fees	—	(2,562)
Proceeds from exercise of stock options	4,394	1,172
Tax payment upon settlement of stock awards	(4,198)	(3,184)
Repurchases of common stock	(59,335)	—
Net cash used in financing activities	(63,264)	(186,025)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(428)	(1,573)
Net decrease in cash and cash equivalents, and restricted cash	(22,343)	(156,272)
Cash, cash equivalents, and restricted cash, beginning of period	237,178	223,561
Cash, cash equivalents, and restricted cash, end of period	$214,835	$67,289

See notes to unaudited condensed consolidated financial statements.

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$21,842	$33,366
Income taxes paid, net	$520	$254

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$3,163	$2,285
Capitalized amortization of deferred financing costs	$29	$21
Capitalized stock-based compensation	$669	$402
Unrealized gain (loss) on cash flow hedges, net of tax	$3,843	$(11,888)

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
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020, as filed with the SEC on February 11, 2021.

2. Significant Accounting Policies

Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This guidance amends certain aspects of the accounting for income taxes. Adoption of ASU 2019-12 had no impact on the Company's consolidated financial statements and related disclosures.

Recent Accounting Developments Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both ASU 2020-04 and ASU 2021-01 are currently effective prospectively for all entities through December 21, 2022 when the reference rate replacement activity is expected to have completed. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of March 31, 2021, the Company has not yet modified any contracts as a result of reference rate reform and is evaluating the impact this standard may have on its consolidated financial statements.

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

The carrying values of the following financial instruments approximated their fair values as of March 31, 2021 and December 31, 2020: cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its fixed income debt investments and derivative financial instruments as Level 2. The Company did not hold any Level 3 assets as of March 31, 2021 and December 31, 2020.

The fair values of the Company’s Level 2 estimates are based upon certain market assumptions and information available to the Company. In determining fair value, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets.

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

Derivative Financial Instruments

The Company uses interest rate swap agreements to manage its exposures to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the balance sheets within other current and other long-term liabilities. The Company’s derivatives are designated as cash flow hedges, with the effective portion of the changes in fair value of the derivatives recorded in accumulated other comprehensive loss within the Company’s consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of cash flow hedges would be recorded in current earnings. Within the consolidated statements of operations and comprehensive loss, the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item used for any gains or losses associated with the hedged items. Cash flows from hedging activities are included in operating activities within the company’s consolidated statements of cash flows, which is the same category as the items being hedged. See Note 6 for further information.

3. Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and Cash Equivalents

The following table summarizes the Company’s cash and cash equivalents:

	March 31, 2021	December 31, 2020	Recurring Fair Value Measurement
	(in thousands)
Cash and cash equivalents:
Cash	$13,668	$27,168
Money market funds	$201,167	$208,005	Level 2
Fixed income debt securities	$—	$2,005	Level 2
Total cash and cash equivalents	$214,835	$237,178

Marketable Securities

As of March 31, 2021, the Company's marketable securities consisted of only fixed income debt securities. The amortized cost of these securities amounted to $7.5 million and $7.6 million as of March 31, 2021 and December 31, 2020, respectively. The estimated fair value of these securities amounted to $7.5 million as of each of March 31, 2021 and December 31, 2020. The gross unrealized gains and gross unrealized losses on these marketable securities were not material as of March 31, 2021 and December 31, 2020. All marketable securities are classified as Level 2 investments in the fair value hierarchy. The Company determined that any decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

The following table presents the contractual maturities of the Company's fixed income debt securities:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mature within one year	$5,469	$5,466	$5,530	$5,525
Mature after one year and within three years	2,015	2,015	2,024	2,023
Total	$7,484	$7,481	$7,554	$7,548

4. Leases

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently estimated to be approximately 12.5 years. Lease income related to these agreements was $5.4 million for each of the three months ended March 31, 2021 and 2020. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive loss.

Both Aireon and L3Harris have made payments pursuant to their hosting agreements and the Company expects they will continue to do so. Future income with respect to the Company’s operating leases in which it is the lessor existing at March 31, 2021, exclusive of the $5.4 million recognized during the three months ended March 31, 2021, by year and in the aggregate, is as follows:

Year Ending December 31,	Amount
(in thousands)
2021	$16,084
2022	21,445
2023	21,445
2024	21,445
2025	21,445
Thereafter	98,907
Total lease income	$200,771

5. Debt

Term Loan and Revolving Facility

On November 4, 2019, pursuant to a loan agreement (as amended to date, the “Credit Agreement”) the Company entered into a $1,450.0 million term loan with Deutsche Bank AG (the “Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Term Loan was issued at a price equal to 99.5% of its face value. While it initially bore interest at an annual rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor, it was repriced in January 2021. It now bears interest at an annual rate of LIBOR plus 2.75%, with a 1.0% LIBOR floor, with a maturity date in November 2026. The interest rate on the Revolving Facility remains at LIBOR plus 3.75% with no LIBOR floor, and a maturity date in November 2024. Principal payments, which are payable quarterly and began on June 30, 2020, equal $16.5 million per annum (one percent of the full amount of the loan following the additional $200.0 million drawn on February 7, 2020, as noted below), with the remaining principal due upon maturity.

On February 7, 2020, the Company closed on an additional $200.0 million under its Term Loan. On February 13, 2020, the Company used these proceeds, together with cash on hand, to prepay and retire all of the indebtedness outstanding under the senior unsecured notes (the “Notes”), including premiums for early prepayment. The additional amount is fungible with the original $1,450.0 million, having the same maturity date, interest rate and other terms, but was issued at a 1.0% premium to face value. To prepay the Notes, the Company paid a call price equal to the present value at the redemption rate of (i) 105.125% of the $360.0 million principal amount of the Notes plus (ii) all interest due through the first call date in April 2020, representing a total call premium of $23.5 million, plus all accrued and unpaid interest to the redemption date. As a result of the prepayment, the Company also wrote off the remaining unamortized debt issuance costs, which resulted in a $30.2 million loss on extinguishment of debt.

As of March 31, 2021 and December 31, 2020, the Company reported an aggregate of $1,633.5 million and $1,637.6 million in borrowings under the Term Loan, respectively. These amounts are before $23.0 million and $24.0 million of net unamortized deferred financing costs as of March 31, 2021 and December 31, 2020, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020 amounted to $1,610.5 million and $1,613.6 million, respectively. As of March 31, 2021 and December 31, 2020, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan due in 2026 was $1,638.6 million and $1,647.9 million, respectively. The Company had not borrowed under the Revolving Facility as of March 31, 2021 and December 31, 2020.

The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement, and also contains a mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement). The Credit Agreement provides for specified exceptions, baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, as well as a phase-out of the mandatory excess cash flow prepayments, based on achievement and maintenance of specified leverage ratios. The Company’s mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $12.7 million as of December 31, 2020. This amount will be paid in the second quarter of 2021 and counts towards the Company's required quarterly principal payments. As such, it was classified under current short-term secured debt in the Company’s consolidated balance sheet as of March 31, 2021. The Credit Agreement permits repayment, prepayment, and repricing transactions.

The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of March 31, 2021.

Interest on Debt

Total interest incurred was $23.8 million and $27.9 million during the three months ended March 31, 2021 and 2020, respectively. To reprice the Term Loan, the Company incurred financing costs of $3.6 million, which were expensed and are included within interest expense on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. There were no such costs during the three months ended March 31, 2020. Interest incurred includes amortization of deferred financing fees of $1.0 million and $0.9 million during the three months ended March 31, 2021 and 2020, respectively. Interest capitalized was $0.6 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively. Accrued interest was $0.2 million as of each of March 31, 2021 and December 31, 2020.

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

Interest Rate Swaps

On November 27, 2019, the Company executed a long-term interest rate swap (“Swap”) effective through November 2021 to mitigate variability in forecasted interest payments on a portion of the Company’s borrowings under its Term Loan. On the last business day of each month, the Company receives variable interest payments based on one-month LIBOR from the counterparty. The Company also entered into an interest rate swaption agreement (“Swaption”) that, if executed on November 22, 2021, would extend the Company's Swap through November 2026. The Company pays a fixed annual rate of 0.50% for the Swaption and a fixed rate of 1.565% on the Swap. Both the Swap and the Swaption derivative instruments carried a notional amount of $1,000.0 million as of March 31, 2021 and December 31, 2020. The Company has designated both the Swap and Swaption as qualifying hedging instruments and accounts for these derivatives as cash flow hedges.

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
Fair Value of Derivative Instruments

As of March 31, 2021, the Company had a current liability balance of $3.8 million and $0.8 million, for the fair value of the Swap and Swaption, respectively, recorded in other current liabilities. As of December 31, 2020, the Company had a current liability balance of $5.2 million and $4.4 million, for the fair value of the Swap and Swaption, respectively, recorded in other current liabilities.

During the three months ended March 31, 2021 and 2020, the Company collectively incurred $2.7 million and $1.0 million, respectively, in net interest expense for the Swap and the Swaption. Gains and losses resulting from fair value adjustments to the Swap and Swaption are recorded within accumulated other comprehensive loss within the Company’s condensed consolidated balance sheets and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the Swap are included in cash flows from operating activities on the condensed consolidated statements of cash flows. The amount of unrealized loss related to the Swap and Swaption that was recorded in comprehensive loss in the condensed consolidated statements of operations and comprehensive loss was $3.8 million for the three months ended March 31, 2021, net of a $1.2 million tax impact, and $11.9 million for the three months ended March 31, 2020, net of a $4.2 million tax impact. There were no gains or losses related to derivative financial instruments during the three months ended March 31, 2020.

7. Stock-Based Compensation

In May 2019, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”), primarily to increase the number of shares available under the plan. The Company registered with the SEC an additional 2,542,664 shares of common stock made available for issuance pursuant to the Amended 2015 Plan, bringing the total to 30,944,912 shares registered. As of March 31, 2021, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 Plan was 10,445,256. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

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

The Company historically granted stock options to newly hired and promoted employees, but now almost exclusively utilizes RSUs. The Company did not grant any stock options during the three-month periods ended March 31, 2021 and 2020.

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

Service-Based RSUs

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, certain members of the Company’s board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 35,000 and 58,000 service-based RSUs were granted to the Company’s directors as a result of these payments and elections during the three months ended March 31, 2021 and 2020, respectively, with an estimated grant date fair value of $1.4 million for each period.

During the three months ended March 31, 2021 and 2020, the Company granted approximately 437,000 and 632,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $18.3 million and $17.1 million, respectively.

The Company periodically grants RSUs to non-employee consultants that are generally subject to service-based vesting. The RSUs granted will vest 50% on the first anniversary of the grant date, and the remaining 50% will vest quarterly thereafter through the second anniversary of the grant date. No grants were made to non-employee consultants during the three months ended March 31, 2021 and 2020.

Performance-Based RSUs

In March 2021 and 2020, the Company granted approximately 228,000 and 115,000 annual incentive, performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $9.5 million and $3.1 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals over the respective fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2021 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the 2021 Bonus RSUs will vest, subject to continued employment, in March 2022. Substantially all of the 2020 Bonus RSUs vested in March 2021 upon the determination of the level of achievement of the performance goals.

Additionally, in March 2021 and 2020, the Company granted approximately 110,000 and 144,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs was $4.6 million for the 2021 grants and $3.9 million for the 2020 grants. Vesting of the Executive RSUs is and was dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case, subject to the executive’s continued service as of the vesting date. During March 2021, the Company awarded approximately 3,000 additional shares related to performance-

based RSUs to the Company’s executives for over-achievement of performance targets related to the Executive RSUs granted in 2019.

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, and the remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, there were no outstanding shares of preferred stock, as all preferred stock was converted in prior periods into common stock according to its terms.

Share Repurchases and Retirement

In February 2021, the Company announced that its Board of Directors had authorized the repurchase of up to $300.0 million of its common stock through December 31, 2022. This time frame can be extended or shortened by the Board of Directors. Repurchases, if any, will be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. All shares are to be immediately retired upon repurchase in accordance with the board-approved policy. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings. The portion to be allocated to additional paid-in capital is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of the date of retirement.

During the three months ended March 31, 2021, the Company repurchased and subsequently retired 1,577,951 shares of its common stock for a total purchase price of approximately $59.2 million. In addition, in March 2021, the Company purchased 2,600 shares for approximately $0.1 million which were not settled and retired until April 2021. As such, these shares are recorded as treasury stock as of March 31, 2021. No shares were repurchased during the year ended December 31, 2020. As of March 31, 2021, $240.7 million remained available and authorized for repurchase under this program.

9. Revenue

The following table summarizes the Company’s services revenue:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Commercial services revenue:
Voice and data	$41,424	$42,240
IoT data	24,754	23,766
Broadband	9,434	8,700
Hosted payload and other data	14,790	16,269
Total commercial services revenue	90,402	90,975
Government services revenue	25,750	25,000
Total services revenue	$116,152	$115,975

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Commercial	$746	$997
Government	5,684	6,052
Total engineering and support services revenue	$6,430	$7,049

Approximately 30% and 35% of the Company's accounts receivable balance at March 31, 2021 and December 31, 2020 was due from prime contracts or subcontracts with agencies of the U.S. government.

The Company's contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond a year are immaterial to the financial statements. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $11.6 million and $12.4 million during the three months ended March 31, 2021 and 2020, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated prepaid usage period. The contract assets not separately disclosed are as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Contract Assets:
Commissions	$905	$993
Other contract costs	$2,784	$2,860

10. Income Tax Benefit

Loss before income taxes was $13.8 million for the three months ended March 31, 2021, while the income tax benefit was $8.6 million. The effective tax rate was 63.81% which differed from the federal statutory rate of 21% primarily due to the net impact of the Company's U.S. tax credits, benefits from U.S. state tax losses and a discrete tax benefit associated with the stock compensation tax deduction. These favorable impacts were partially offset by the impact of the limitation on the tax deduction for executive compensation and a discrete tax expense associated with an increase to the prior year valuation allowance for state net operating losses.

Loss before income taxes was $44.4 million for the three months ended March 31, 2020, while the income tax benefit was $12.7 million. The effective tax rate was 28.53% which differed from the federal statutory rate of 21% primarily due to benefits from U.S. state tax losses and a discrete tax benefit associated with the stock compensation tax deduction. These favorable impacts were partially offset by the impact of the limitation on the tax deduction for executive compensation and additional U.S. tax on international operations.

11. Net Loss Per Share

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

The computations of basic and diluted net loss per share for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Numerator:
Net loss - basic and diluted	$(5,183)	$(31,702)

Denominator:
Weighted average common shares - basic and diluted	135,068	132,645

Net loss per share - basic and diluted	$(0.04)	$(0.24)

Due to the Company’s net loss position for the three months ended March 31, 2021 and 2020, all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. The incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects, for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Anti-dilutive performance-based RSUs	260	187
Anti-dilutive service-based RSUs	—	210
Anti-dilutive stock options	—	149

12. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company's satellite constellation hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $54.5 million had been paid as of March 31, 2021. Aireon also pays power fees of up to approximately $3.7 million per year (the “Hosting Agreement”), as well as data services fees of approximately $19.8 million per year for the delivery of the air traffic surveillance data (the “Data Services Agreement”). The Aireon ADS-B receivers were activated on an individual basis as the satellite on which the receiver is hosted began carrying traffic. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement an operating lease. The Company recognized $4.0 million of hosting fee revenue for each of the three-month periods ended March 31, 2021 and 2020. The Company recorded power and data service revenue from Aireon of $5.9 million and $6.3 million for the three months ended March 31, 2021 and 2020, respectively.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under all agreements totaled $2.3 million at each of March 31, 2021 and December 31, 2020.

In December 2018, in connection with Aireon's entry into a debt facility, the Company and the other Aireon investors contributed their respective interests in Aireon into a new holding company, Aireon Holdings LLC, and entered into an Amended and Restated Aireon Holdings LLC Agreement. Aireon Holdings LLC holds 100% of the membership interests in Aireon LLC, which remains the operating entity. At each of March 31, 2021 and December 31, 2020, the Company's fully diluted ownership stake in Aireon Holdings LLC was approximately 35.7%, subject to certain redemption provisions contained in the Amended and Restated Limited Liability Company Agreement. In addition, pursuant to a debt facility for Aireon LLC provided by the Company and the other Aireon investors, the Company will participate pro-rata, based on its fully diluted ownership stake, in an investor bridge loan. As such, in December 2020, the Company invested $0.2 million in the Aireon LLC debt facility. The Company expects future funding by it and the other Aireon investors to be required in 2021 and 2022. The Company’s maximum commitment under the investor bridge loan is $10.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 11, 2021 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. These risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. The important factors described under the caption “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed on February 11, 2021 could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 125 service providers, approximately 285 value-added resellers, or VARs, and approximately 85 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.
At March 31, 2021, we had approximately 1,518,000 billable subscribers worldwide, representing an increase of 14% from approximately 1,332,000 billable subscribers at March 31, 2020. We have a diverse customer base, with end users in the following lines of business: land mobile, maritime, aviation, Internet of Things, or IoT, hosted payloads and other data services and the U.S. government.
We recognize revenue from both the provision of services and the sale of equipment. Over the past several years, service revenue, including revenue from hosting and data services, has represented an increasing proportion of our revenue, and we expect that trend to continue.

Effects of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic and measures taken in response are currently affecting countries, communities and markets around the world. Like many other businesses, we started to see a slowdown in the final weeks of March 2020 as a result of this widespread economic shutdown. Our distributors have also experienced business and operational restrictions, which continue to limit their ability to visit customers, complete new installations, and close on new business opportunities. This slowdown extended throughout 2020 and during the first quarter of 2021, though we have seen significant recovery in some markets, most notably IoT. Other markets, including aviation and maritime, continue to suffer significant effects from reduced activity during the pandemic. Aviation, in particular, may take years to recover to pre-pandemic levels. In other industries, such as maritime, the effects are significant, but vary greatly by region and business model, and we expect that additional shutdowns will continue to impact our results of operations. The ultimate effects of the COVID-19 pandemic are difficult to assess or predict with certainty at this time but may include additional risks. For further information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 11, 2021.

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

Comparison of Our Results of Operations for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,				Change
	2021	% of Total Revenue	2020	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$116,152	80%	$115,975	80%	$177	—%
Subscriber equipment	23,953	16%	22,263	15%	1,690	8%
Engineering and support services	6,430	4%	7,049	5%	(619)	(9)%
Total revenue	146,535	100%	145,287	100%	1,248	1%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	23,207	16%	21,978	15%	1,229	6%
Cost of subscriber equipment	13,028	9%	12,274	9%	754	6%
Research and development	2,717	2%	2,444	2%	273	11%
Selling, general and administrative	22,657	15%	20,825	14%	1,832	9%
Depreciation and amortization	75,910	52%	75,944	52%	(34)	—%
Total operating expenses	137,519	94%	133,465	92%	4,054	3%
Operating income	9,016	6%	11,822	8%	(2,806)	(24)%

Other expense:
Interest expense, net	(22,769)	(16)%	(26,444)	(18)%	3,675	(14)%
Loss on extinguishment of debt	—	—%	(30,209)	(21)%	30,209	(100)%
Other income (expense), net	(28)	—%	447	—%	(475)	(106)%
Total other expense, net	(22,797)	(16)%	(56,206)	(39)%	33,409	(59)%
Loss before income taxes	(13,781)	(10)%	(44,384)	(31)%	30,603	(69)%
Income tax benefit	8,598	6%	12,682	9%	(4,084)	(32)%
Net loss	$(5,183)	(4)%	$(31,702)	(22)%	$26,519	(84)%

Revenue
Commercial Service Revenue

	Three Months Ended March 31,
	2021			2020			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$41.4	350	$39	$42.2	351	$40	$(0.8)	(1)	$(1)
IoT data	24.8	1,003	$8.39	23.8	830	$9.71	1.0	173	(1.32)
Broadband (3)	9.4	12.0	$265	8.7	10.9	$267	0.7	1.1	(2)
Hosted payload and other data	14.8	N/A		16.3	N/A		(1.5)	N/A
Total commercial services	$90.4	1,365		$91.0	1,192		$(0.6)	173
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
(3)Commercial broadband service consists of Iridium OpenPort® and Iridium Certus® broadband services.
For the three months ended March 31, 2021, total commercial services revenue decreased $0.6 million, or 1%, from the prior year period primarily as a result of decreases in hosted payload and voice and data revenue. These decreases were partially offset by increases in IoT data revenue and broadband revenue. Hosted payload and other service revenue decreased $1.5 million, or 9%, for the three months ended March 31, 2021, due primarily to a data billing settlement that resulted in recognition of $1.3 million in the prior year quarter. Voice and data revenue decreased $0.8 million, or 2%, for the three months ended March 31, 2021. This decrease resulted from a decrease in usage and access fees as we continue to recover from the mobility restrictions associated with the COVID-19 pandemic. These decreases were offset by an increase in commercial IoT data revenue of $1.0 million, or 4%, for the three months ended March 31, 2021, due to a 21% increase in commercial IoT data billable subscribers, primarily from continued strength in consumer personal communications devices. The increase in IoT related to subscriber growth was offset in part by a decrease in ARPU, driven by lower usage associated with the COVID-19 pandemic primarily in aviation. Commercial services revenue also increased due to an increase in commercial broadband revenue of $0.7 million, or 8%, for the three months ended March 31, 2021, due primarily to an increase in broadband billable subscribers.
Government Service Revenue

	Three Months Ended March 31,
	2021		2020		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$25.8	153	$25.0	140	$0.8	13
(1)Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. The annual rate under the EMSS Contract increased from $100.0 million to $103.0 million during the third quarter of 2020.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $1.7 million, or 8%, for the three months ended March 31, 2021 compared to the prior year period, primarily due to an increase in the volume of IoT, partially offset by a decrease in the volume of handset and L-band transceiver device sales.
Engineering and Support Service Revenue

	Three Months Ended March 31,
	2021	2020	Change
	(Revenue in millions)
Commercial engineering and support services	$0.7	$1.0	$(0.3)
Government engineering and support services	5.7	6.0	(0.3)
Total engineering and support services	$6.4	$7.0	$(0.6)
Engineering and support service revenue decreased $0.6 million, or 9%, for the three months ended March 31, 2021 compared to the prior year period primarily due to the episodic nature of contract work for certain commercial and government projects.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $1.2 million, or 6%, for the three months ended March 31, 2021 from the prior year period, primarily as a result of higher maintenance and product support costs, as well as higher costs to support the EMSS Contract.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $0.8 million, or 6%, for the three months ended March 31, 2021 compared to the prior year period primarily due to the increase in IoT device sales, partially offset by the decrease in the volume of handset and L-band transceiver sales.
Research and Development
Research and development expenses increased by $0.3 million, or 11%, for the three months ended March 31, 2021 compared to the prior year period due to increased spending on devices and related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $1.8 million, or 9%, for the three months ended March 31, 2021 compared to the prior year period, primarily due to an increase in management incentives in the current year as compared to the prior year which included the estimated impact of the COVID-19 pandemic, as well as an increase in stock appreciation rights expense in the current year resulting from changes in our stock valuation between the respective reporting periods.
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
Other Expense
Interest Expense, Net
Interest expense, net decreased $3.7 million for the three months ended March 31, 2021 compared to the prior year period. In 2020, we refinanced a portion of our debt including a decrease in the weighted average effective interest rate and lower average outstanding borrowings under our total debt obligations, resulting in less overall interest expense. Interest expense was further reduced when we repriced our outstanding debt in January 2021, decreasing the interest rate spread by 1.0%. Offsetting this decrease in part, to execute the repricing, we paid fees of $3.6 million, which were recorded within interest expense.
Loss on Extinguishment of Debt
There was no loss on extinguishment of debt recorded for the three months ended March 31, 2021, compared to a loss on extinguishment of debt of $30.2 million for the three months ended March 31, 2020. The loss on extinguishment of debt resulted from the write off of unamortized debt issuance costs when we closed on an additional $200.0 million under our Term Loan in February 2020 and used the proceeds, together with cash on hand, to prepay all of the indebtedness outstanding under our senior unsecured notes, including premiums for early prepayment.

Income Tax Benefit
For the three months ended March 31, 2021, our income tax benefit was $8.6 million, compared to income tax benefit of $12.7 million for the prior year period. The decrease in income tax benefit is primarily related to a decrease in loss before income taxes compared to the prior year plus an increase to the valuation allowance for state net operating losses. This was offset in part by the stock compensation tax deduction which resulted from an increase in the value of both stock options exercised and vested restricted stock units.
Net Loss
Net loss was $5.2 million for the three months ended March 31, 2021, compared to a net loss of $31.7 million for the prior year period. The change primarily resulted from the $30.2 million decrease in loss on extinguishment of debt and the $3.7 million decrease in interest expense, net. These decreases were partially offset by the $4.1 million decrease in the income tax benefit and the $4.1 million increase in operating expenses, as described above.

Liquidity and Capital Resources

In November 2019, we issued our Term Loan totaling $1,450.0 million, with an accompanying $100.0 million Revolving Facility. In February 2020, we issued an additional $200.0 million under our Term Loan and used the proceeds and approximately $183.5 million of cash on hand to repay in full all of the indebtedness outstanding under our senior unsecured notes, including premiums for early repayment. On January 20, 2021, we repriced all borrowings outstanding under our Term Loan. The Term Loan now bears interest at an annual rate of LIBOR plus 2.75%, with a 1.00% LIBOR floor. All other terms remain the same. To reprice the Term Loan, we incurred additional financing costs of $3.6 million.

As of March 31, 2021, we reported an aggregate balance of $1,633.5 million in borrowings under the Term Loan, before $23.0 million of net deferred financing costs, for a net principal balance of $1,610.5 million outstanding in our condensed consolidated balance sheet. We have not drawn on our Revolving Facility.

Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default.

The Credit Agreement contains a mandatory prepayment mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement). It provides for specified exceptions, baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, as well as a phase-out of the mandatory excess cash flow prepayments, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions. Our mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $12.7 million as of December 31, 2020. This amount will be paid in the second quarter of 2021 and counts towards our required quarterly principal payments under the Term Loan. We were in compliance with all other covenants under the Credit Agreement as of March 31, 2021.

As of March 31, 2021, our total cash and cash equivalents balance was $214.8 million, our marketable securities balance was $7.5 million, and we had $100.0 million of borrowing availability under our Revolving Facility. In addition to the Revolving Facility, our principal sources of liquidity are cash, cash equivalents and internally generated cash flows. Our principal liquidity requirements over the next twelve months are primarily principal and interest on the Term Loan and share repurchases under the share repurchase program described in Note 8.

We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Cash provided by operating activities	$50,766	$40,813	$9,953
Cash used in investing activities	$(9,417)	$(9,487)	$70
Cash used in financing activities	$(63,264)	$(186,025)	$122,761

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 increased by $10.0 million from the prior year period. Net loss, as adjusted for non-cash activities, improved by $5.4 million over the prior year, primarily due to the $26.5 million improvement in net loss as the prior year included the $30.2 million loss on extinguishment of debt and $8.3 million increase in deferred income taxes. Net cash from operating activities also increased related to working capital changes of approximately $4.6 million. This increase was primarily the result of accrued expenses and other current liabilities due to an decrease in management incentives paid in the first quarter of 2021 and timing of accounts payable obligations. These were offset in part by a decrease in the interest payable compared to the prior year. Interest on the Term Loan is paid monthly compared to previous semi-annual interest payments associated with the senior unsecured notes that were repaid in February 2020. As a result, there was minimal interest payable in the 2021 working capital balance for the Term Loan.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 remained relatively flat compared to the prior year period. We estimate our capital expenditures will average approximately $40.0 million per year until 2029.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2021 decreased by $122.8 million compared to the prior year period primarily due to lower net principal payments as we utilized our cash to pay down additional debt in the prior year. The combination of principal prepayment on the senior unsecured notes and additional borrowings under the Term Loan resulted in net payments of $181.5 million for 2020 compared to $4.1 million for 2021. This decrease was partially offset by $59.3 million used in 2021 for the repurchase of our common stock. See Note 5 to our condensed consolidated financial statements included in this report for further discussion of our indebtedness and Note 8 for further information on our stock repurchase program.

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

There have been no changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 11, 2021.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a full description of recent accounting pronouncements and recently adopted pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have an outstanding aggregate balance of $1,633.5 million under the Term Loan as of March 31, 2021. We have executed a long-term interest rate swap, or the Swap, for $1,000.0 million of the Term Loan, through November 2021. We also entered into an interest rate swaption, or the Swaption, that if executed on November 22, 2021, would extend our Swap through November 2026. For the portion of the Term Loan not covered under the Swap, we pay interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.75%, with a 1.0% LIBOR floor, which will, accordingly, subject us to interest rate fluctuations in future periods. A one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.

We have no borrowings under our Revolving Facility as of March 31, 2021. Accordingly, although the Revolving Facility bears interest at LIBOR plus 3.75% rate, without a LIBOR floor, if and as drawn, we were not exposed to fluctuations in interest rates with respect to our Revolving Facility.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.     RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 11, 2021.

There have been no material changes from the risk factors described in the annual report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	—	—	—	—
February 1-28	207,688	$38.57	207,688	$292.0 million
March 1-31	1,372,863	$37.37	1,372,863	$240.7 million
Total	1,580,551	$37.53	1,580,551	—

On February 10, 2021, we announced that our board of directors had approved the repurchase of up to $300.0 million of our common stock through December 31, 2022. All shares listed above were purchased under this share repurchase program in open market transactions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
10.1†
Amendment No. 2 to Credit Agreement dated November 4, 2019 among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, Various Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, dated as of January 20, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2021.

10.2*	Iridium Communications Inc. 2021 Performance Bonus Plan.
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

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on April 20, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i)   Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020;
(ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and
(iv) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.
*	Denotes management contract or compensatory plan or arrangement.
**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: April 20, 2021