Form 10-Q
period 2021-06-30
Iridium Communications Inc.
filed 2021-07-20
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 14, 2021 was 131,934,582.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$213,408	$237,178
Marketable securities	5,986	7,548
Accounts receivable, net	63,958	61,151
Inventory	28,294	32,480
Prepaid expenses and other current assets	10,136	9,464
Total current assets	321,782	347,821
Property and equipment, net	2,785,812	2,917,076
Other assets	48,752	50,548
Intangible assets, net	44,748	45,504
Total assets	$3,201,094	$3,360,949
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$15,921	$16,766
Accounts payable	9,866	14,390
Accrued expenses and other current liabilities	36,408	49,504
Deferred revenue	24,719	32,412
Total current liabilities	86,914	113,072
Long-term secured debt, net	1,590,755	1,596,893
Deferred income tax liabilities, net	136,163	155,084
Deferred revenue, net of current portion	49,708	51,258
Other long-term liabilities	23,376	25,203
Total liabilities	1,886,916	1,941,510
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 131,928 and 134,056 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	132	134
Additional paid-in capital	1,146,160	1,160,570
Retained earnings	180,563	275,915
Accumulated other comprehensive loss, net of tax	(12,677)	(17,180)
Total stockholders’ equity	1,314,178	1,419,439
Total liabilities and stockholders’ equity	$3,201,094	$3,360,949

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Services	$121,321	$113,350	$237,473	$229,325
Subscriber equipment	21,756	19,815	45,709	42,078
Engineering and support services	6,842	7,008	13,272	14,057
Total revenue	149,919	140,173	296,454	285,460

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	23,391	23,134	46,598	45,112
Cost of subscriber equipment	12,671	12,069	25,699	24,343
Research and development	2,624	2,380	5,341	4,824
Selling, general and administrative	23,970	21,100	46,627	41,925
Depreciation and amortization	75,668	75,662	151,578	151,606
Total operating expenses	138,324	134,345	275,843	267,810
Operating income	11,595	5,828	20,611	17,650
Other expense, net:
Interest expense, net	(17,630)	(22,506)	(40,399)	(48,950)
Loss on extinguishment of debt	—	—	—	(30,209)
Other income (expense), net	(116)	(320)	(144)	127
Total other expense, net	(17,746)	(22,826)	(40,543)	(79,032)
Loss before income taxes	(6,151)	(16,998)	(19,932)	(61,382)
Income tax benefit	9,984	4,576	18,582	17,258
Net income (loss)	$3,833	$(12,422)	$(1,350)	$(44,124)
Weighted average shares outstanding - basic	133,367	133,118	134,215	132,882
Weighted average shares outstanding - diluted	134,981	133,118	134,215	132,882
Net income (loss) attributable to common stockholders per share - basic and diluted	$0.03	$(0.09)	$(0.01)	$(0.33)
Comprehensive income (loss):
Net income (loss)	$3,833	$(12,422)	$(1,350)	$(44,124)
Foreign currency translation adjustments	1,178	1,093	421	(2,893)
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 6)	239	1,086	4,082	(10,802)
Comprehensive income (loss)	$5,250	$(10,243)	$3,153	$(57,819)

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2021						Three Months Ended June 30, 2020
			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	133,476	$133	$1,152,569	$(14,094)	$225,170	$1,363,778	132,227	$132	$1,136,135	$(22,741)	$300,267	$1,413,793
Stock-based compensation	—	—	8,404	—	—	8,404	—	—	4,541	—	—	4,541
Stock options exercised and awards vested	179	—	421	—	—	421	314	1	1,440	—	—	1,441
Stock withheld to cover employee taxes	(14)	—	(542)	—	—	(542)	(15)	—	(372)	—	—	(372)
Repurchases and retirements of common stock	(1,713)	(1)	(14,692)	—	(48,440)	(63,133)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	1,178	—	1,178	—	—	—	1,093	—	1,093
Unrealized gain on cash flow hedge, net of tax	—	—	—	239	—	239	—	—	—	1,086	—	1,086
Net income (loss)	—	—	—	—	3,833	3,833	—	—	—	—	(12,422)	(12,422)
Balances at end of period	131,928	$132	$1,146,160	$(12,677)	$180,563	$1,314,178	132,526	$133	$1,141,744	$(20,562)	$287,845	$1,409,160

	Six Months Ended June 30, 2021						Six Months Ended June 30, 2020
			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	134,056	$134	$1,160,570	$(17,180)	$275,915	$1,419,439	131,632	$132	$1,134,048	$(6,867)	$331,969	$1,459,282
Stock-based compensation	—	—	13,979	—	—	13,979	—	—	8,641	—	—	8,641
Stock options exercised and awards vested	1,278	1	4,814	—	—	4,815	1,027	1	2,611	—	—	2,612
Stock withheld to cover employee taxes	(115)	—	(4,740)	—	—	(4,740)	(133)	—	(3,556)	—	—	(3,556)
Repurchases and retirements of common stock	(3,291)	(3)	(28,463)	—	(94,002)	(122,468)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	421	—	421	—	—	—	(2,893)	—	(2,893)
Unrealized gain (loss) on cash flow hedge, net of tax	—	—	—	4,082	—	4,082	—	—	—	(10,802)	—	(10,802)
Net loss	—	—	—	—	(1,350)	(1,350)	—	—	—	—	(44,124)	(44,124)
Balances at end of period	131,928	$132	$1,146,160	$(12,677)	$180,563	$1,314,178	132,526	$133	$1,141,744	$(20,562)	$287,845	$1,409,160

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,350)	$(44,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(18,922)	(17,683)
Depreciation and amortization	151,578	151,606
Loss on extinguishment of debt	—	30,209
Stock-based compensation (net of amounts capitalized)	12,539	7,795
Amortization of deferred financing fees	1,914	1,799
All other items, net	(558)	593
Changes in operating assets and liabilities:
Accounts receivable	(2,123)	7,098
Inventory	4,351	2,729
Prepaid expenses and other current assets	(656)	(1,895)
Other assets	1,754	2,526
Accounts payable	(4,153)	1,667
Accrued expenses and other current liabilities	(7,199)	(16,286)
Interest payable	(46)	(7,071)
Deferred revenue	(9,312)	(13,291)
Other long-term liabilities	(1,850)	(1,140)
Net cash provided by operating activities	125,967	104,532

Cash flows from investing activities:
Capital expenditures	(19,229)	(18,655)
Purchase of other investments	(1,128)	—
Maturities of marketable securities	1,420	—
Net cash used in investing activities	(18,937)	(18,655)

Cash flows from financing activities:
Repurchases of common stock	(122,468)	—
Borrowings under the Term Loan	—	202,000
Payments on the Term Loan	(8,829)	(4,125)
Repayments on the senior unsecured notes, including extinguishment costs	—	(383,451)
Payment of deferred financing fees	—	(2,562)
Proceeds from exercise of stock options	4,815	2,611
Tax payment upon settlement of stock awards	(4,740)	(3,556)
Net cash used in financing activities	(131,222)	(189,083)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	422	(1,240)
Net decrease in cash and cash equivalents, and restricted cash	(23,770)	(104,446)
Cash, cash equivalents, and restricted cash, beginning of period	237,178	223,561
Cash, cash equivalents, and restricted cash, end of period	$213,408	$119,115

See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$35,721	$55,207
Income taxes paid, net	$903	$608

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$2,597	$2,249
Capitalized amortization of deferred financing costs	$65	$50
Capitalized stock-based compensation	$1,441	$846
Unrealized gain (loss) on cash flow hedges, net of tax	$4,082	$(10,802)

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
Iridium Communications Inc. (the “Company”) has prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company's operations are conducted through, and its operating assets are owned by, its principal operating subsidiary, Iridium Satellite LLC, Iridium Satellite's immediate parent, Iridium Holdings, LLC, and their subsidiaries. The accompanying condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All material intercompany transactions and balances have been eliminated.
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

2. Significant Accounting Policies

Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This guidance amends certain aspects of the accounting for income taxes. Adoption of ASU 2019-12 on January 1, 2021 had no impact on the Company's consolidated financial statements and related disclosures.

Recent Accounting Developments Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 was further amended in January 2021 by ASU 2021-01 which clarified the applicability of certain provisions. Both ASU 2020-04 and ASU 2021-01 are currently effective prospectively for all entities through December 31, 2022 when the reference rate replacement activity is expected to have been completed. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of June 30, 2021, the Company has not yet modified any contracts nor adopted any expedients as a result of reference rate reform and is evaluating the impact this standard may have on its consolidated financial statements.

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

The carrying values of the following financial instruments approximated their fair values as of June 30, 2021 and December 31, 2020: cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its fixed income debt investments and derivative financial instruments as Level 2. The Company did not hold any Level 3 assets as of June 30, 2021 and December 31, 2020.

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

Derivative Financial Instruments

The Company uses an interest rate swap agreement to manage its exposure to fluctuating interest rate risk on variable rate debt. Its derivative is measured at fair value and is recorded on the condensed consolidated balance sheets within other current liabilities. The Company’s derivative is designated as a cash flow hedge, with the effective portion of the changes in fair value of the derivative recorded in accumulated other comprehensive loss within the Company’s condensed consolidated balance sheets and subsequently recognized in earnings when the hedged item impacts earnings. Any ineffective portion of a derivative's change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings. Within the condensed consolidated statements of operations and comprehensive loss, the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item used for any gains or losses associated with the hedged item. Cash flows from hedging activities are included in operating activities within the Company’s condensed consolidated statements of cash flows, which is the same category as the item being hedged. See Note 6 for further information.

3. Cash and Cash Equivalents and Marketable Securities

Cash and Cash Equivalents

The following table presents the Company’s cash and cash equivalents as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$40,837	$27,168
Money market funds	$172,571	$208,005	Level 2
Fixed income debt securities	$—	$2,005	Level 2
Total cash and cash equivalents	$213,408	$237,178

Marketable Securities

As of June 30, 2021, the Company's marketable securities consisted of only fixed income debt securities. The amortized cost of these securities amounted to $6.0 million and $7.6 million as of June 30, 2021 and December 31, 2020, respectively. The estimated fair value of these securities amounted to $6.0 million and $7.5 million as of June 30, 2021 and December 31, 2020, respectively. The gross unrealized gains and gross unrealized losses on these marketable securities were not material as of June 30, 2021 and December 31, 2020. All marketable securities are classified as Level 2 investments in the fair value hierarchy. The Company determined that any decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

The following table presents the contractual maturities of the Company's fixed income debt securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mature within one year	$3,979	$3,979	$5,530	$5,525
Mature after one year and within three years	2,007	2,007	2,024	2,023
Total	$5,986	$5,986	$7,554	$7,548

4. Leases

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently estimated to be approximately 12.5 years. Lease income related to these agreements was $5.3 million for each of the three months ended June 30, 2021 and 2020 and $10.7 million for each of the six months ended June 30, 2021 and 2020. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive loss.

Both Aireon and L3Harris have made payments pursuant to their hosting agreements, and the Company expects they will continue to do so. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at June 30, 2021, exclusive of the $10.7 million recognized during the six months ended June 30, 2021, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2021	$10,722
2022	21,445
2023	21,445
2024	21,445
2025	21,445
Thereafter	98,907
Total lease income	$195,409

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

On February 7, 2020, the Company closed on an additional $200.0 million under its Term Loan. On February 13, 2020, the Company used these proceeds, together with cash on hand, to prepay and retire all of the indebtedness outstanding under the senior unsecured notes (the “Notes”), including premiums for early prepayment. The additional amount is fungible with the original $1,450.0 million, having the same maturity date, interest rate and other terms, but was issued at a 1.0% premium to face value. To prepay the Notes, the Company paid a call price equal to the present value at the redemption rate of (i) 105.125% of the $360.0 million principal amount of the Notes plus (ii) all interest due through the first call date in April 2020, representing a total call premium of $23.5 million, plus all accrued and unpaid interest to the redemption date. As a result of the prepayment, the Company also wrote off the remaining unamortized debt issuance costs, which resulted in a $30.2 million loss on extinguishment of debt during the three months ended March 31, 2020.

As of June 30, 2021 and December 31, 2020, the Company reported an aggregate of $1,628.8 million and $1,637.6 million in borrowings under the Term Loan, respectively. These amounts do not include $22.1 million and $24.0 million of net unamortized deferred financing costs as of June 30, 2021 and December 31, 2020, respectively. The net principal balance in borrowings in the accompanying condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 amounted to $1,606.7 million and $1,613.6 million, respectively. As of June 30, 2021 and December 31, 2020, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan due in 2026 was $1,638.0 million and $1,647.9 million, respectively. The Company had not borrowed under the Revolving Facility as of June 30, 2021 and December 31, 2020.

The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. The Company’s mandatory excess cash flow prepayment, as specified in the Credit Agreement, was calculated to be $12.7 million as of December 31, 2020. Lenders have the right to decline payment. As such, the Company paid

$4.7 million to lenders who did not decline payment in May 2021. This amount counts towards the Company's required quarterly principal payments. The Credit Agreement permits repayment, prepayment, and repricing transactions.

The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of June 30, 2021.

Interest on Debt

Total interest incurred, which includes amortization of deferred financing fees and capitalized interest, was $18.8 million and $23.5 million during the three months ended June 30, 2021 and 2020, respectively, and $42.6 million and $51.4 million during the six months ended June 30, 2021 and 2020, respectively. To reprice the Term Loan, the Company incurred financing costs of $3.6 million, which were expensed and are included within interest expense on the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021. There were no such costs during the six months ended June 30, 2020. Amortization of deferred financing fees was $1.0 million and $0.9 million during the three months ended June 30, 2021 and 2020, respectively and $2.0 million and $1.8 million during the six months ended June 30, 2021 and 2020, respectively. Capitalized interest was $0.7 million and $0.8 million during the three months ended June 30, 2021 and 2020, respectively, and $1.3 million and $1.5 million during the six months ended June 30, 2021 and 2020, respectively. At each of June 30, 2021 and December 31, 2020, accrued interest was $0.2 million.

6. Derivative Financial Instruments

The Company is exposed to interest rate fluctuations related to its Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rate by entering into offsetting positions through the use of interest rate swap contracts which result in recognizing a fixed interest rate for a portion of the Term Loan. This will reduce the negative impact of increases in the variable rate over the term of the interest rate swap contracts. These contracts are not used for trading or other speculative purposes. Historically, the Company has not incurred, and does not expect to incur in the future, any losses as a result of counterparty default.

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

Interest Rate Swaps

On November 27, 2019, the Company executed a long-term interest rate swap (“Swap”) effective through November 2021 to mitigate variability in forecasted interest payments on a portion of the Company’s borrowings under its Term Loan. On the last business day of each month, the Company receives variable interest payments based on one-month LIBOR from the counterparty. The Company pays a fixed rate of 1.565% on the Swap. The Swap carried a notional amount of $1,000.0 million as of June 30, 2021 and December 31, 2020.

The Company also entered into an interest rate swaption agreement (“Swaption”), for which the Company pays a fixed annual rate of 0.50%. The Swaption carried a notional amount of $1,000.0 million as of December 31, 2020. The Company sold the Swaption in May 2021 for $0.7 million. The Company will continue to pay the fee for the Swaption through November 2021. For this premium liability associated with the Swaption, the Company had a current liability balance of $2.1 million as of June 30, 2021. As of December 31, 2020, the premium liability was netted with the Swaption, for a fair value of $4.4 million which was recorded in other current liabilities.

At inception, the Swap and Swaption (collectively, the "swap contracts") were designated as cash flow hedges for hedge accounting. The unrealized changes in market value are recorded in accumulated other comprehensive loss and reclassified into earnings during the period in which the hedged transaction affects earnings. Over the next 12 months, the Company expects any gains or losses for cash flow hedges reclassified from accumulated other comprehensive loss into earnings to have an immaterial impact on the Company’s condensed consolidated financial statements.

Fair Value of Derivative Instruments

As of June 30, 2021 and December 31, 2020, the Company had a current liability balance of $2.4 million and $5.2 million, respectively, for the fair value of the Swap recorded in other current liabilities.

During the three and six months ended June 30, 2021, the Company collectively incurred $2.1 million and $4.8 million, respectively, in net interest expense for the swap contracts. During three and six months ended June 30, 2020, the Company collectively incurred $2.7 million and $3.7 million, respectively, in net interest expense for the swap contracts. Gains and losses resulting from fair value adjustments to the swap contracts are recorded within accumulated other comprehensive loss within the Company’s condensed consolidated balance sheets and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the swap contracts are included in cash flows from operating activities on the condensed consolidated statements of cash flows. The amount of unrealized gain related to the swap contracts that was recorded in comprehensive loss in the condensed consolidated statements of operations and comprehensive loss was $0.2 million for the three months ended June 30, 2021, net of an immaterial tax impact, and $1.1 million for the three months ended June 30, 2020, net of a $0.4 million tax impact. The amount of unrealized gain recorded in comprehensive loss was $4.1 million for the six months ended June 30, 2021, net of a $1.2 million tax impact. The amount of unrealized loss recorded in comprehensive loss was $10.8 million for the six months ended June 30, 2020, net of a $3.8 million tax impact.

7. Stock-Based Compensation

In May 2019, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of June 30, 2021, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 Plan was 10,468,376. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

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

The Company historically granted stock options to newly hired and promoted employees, but now almost exclusively utilizes RSUs. The Company did not grant any stock options during the six-month periods ended June 30, 2021 and 2020.

Option Summary

The following tables summarize the Company's stock option activity for the six-month periods ended June 30, 2021 and 2020:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2020	2,554	$9.10	3.94	$77,182
Cancelled or expired	(1)	7.78
Exercised	(621)	7.62		$23,806
Forfeited	(11)	15.37
Options outstanding at June 30, 2021	1,921	$9.55	3.73	$58,492
Options exercisable at June 30, 2021	1,783	$8.85	3.46	$55,513
Options exercisable and expected to vest at June 30, 2021	1,920	$9.54	3.73	$58,457

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2019	4,153	$8.78	4.03	$65,887
Exercised	(310)	8.73		$5,538
Forfeited	(13)	18.72
Options outstanding at June 30, 2020	3,830	$8.75	3.46	$63,928
Options exercisable at June 30, 2020	3,523	$8.05	3.10	$61,270
Options exercisable and expected to vest at June 30, 2020	3,824	$8.73	3.45	$63,881

Restricted Stock Units

The RSUs granted to employees for service generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued employment. The Company’s RSUs are classified as equity awards because the RSUs will be paid in the Company’s common stock upon vesting. The related compensation expense is recognized over the service period and is based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. The awards do not carry voting rights until they are vested and released in accordance with the terms of the award.

RSU Summary

The following tables summarize the Company’s RSU activity for the six-month periods ended June 30, 2021 and 2020:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2020	2,664	$18.96
Granted	843	41.67
Forfeited	(51)	27.45
Released	(657)	21.40
Outstanding at June 30, 2021	2,799	$25.07
Vested and unreleased at June 30, 2021 (1)	860

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2019	2,702	$14.62
Granted	1,030	26.75
Forfeited	(59)	16.73
Released	(717)	16.04
Outstanding at June 30, 2020	2,956	$18.46
Vested and unreleased at June 30, 2020 (1)	802

(1)     These RSUs were granted to the Company's board of directors as a part of their compensation for board and committee service, as detailed below, and had vested but had not yet been issued and released, pursuant to the terms of the applicable compensation program.

Service-Based RSUs

The majority of the annual compensation the Company provides to members of its board of directors is paid in the form of RSUs. In addition, certain members of the Company’s board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 39,000 and 58,000 service-based RSUs were granted to the Company’s directors as a result of these payments and elections during the six months ended June 30, 2021 and 2020, respectively, with an estimated grant date fair value of $1.6 million and $1.4 million, respectively.

During the six months ended June 30, 2021 and 2020, the Company granted approximately 461,000 and 683,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $19.2 million and $18.3 million, respectively.

During the six months ended June 30, 2021 and 2020, the Company granted approximately 2,000 and 10,000 RSUs to non-employee consultants that are generally subject to service-based vesting. The RSUs granted will vest 50% on the first anniversary of the grant date, and the remaining 50% will vest quarterly thereafter through the second anniversary of the grant date. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the six months ended June 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively.

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

Additionally, in March 2021 and 2020, the Company granted approximately 110,000 and 144,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs was $4.6 million for the 2021 grants and $3.9 million for the 2020 grants. Vesting of the Executive RSUs is and was dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case, subject to the executive’s continued service as of the vesting date. During March 2021 and 2020, the Company awarded additional shares underlying performance-based RSUs to the Company’s executives for over-achievement of performance targets related to the Executive RSUs originally awarded in 2019 and 2018 in the amounts of 3,000 shares and 20,000 shares, respectively.

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.0 million shares and 0.5 million shares of preferred stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, there were no outstanding shares of preferred stock, as all previously outstanding preferred stock was converted into common stock during prior periods, according to its terms.

Share Repurchases and Retirement

In February 2021, the Company announced that its Board of Directors had authorized the repurchase of up to $300.0 million of its common stock through December 31, 2022. This time frame can be extended or shortened by the Board of Directors. Repurchases are made from time to time on the open market at prevailing prices or in negotiated transactions off the market. All shares are immediately retired upon repurchase in accordance with the board-approved policy. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings. The portion to be allocated to additional paid-in capital is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of the date of retirement.

The Company repurchased and subsequently retired 1.7 million and 3.3 million shares of its common stock during the three and six months ended June 30, 2021, respectively, for a total purchase price of $63.1 million and $122.5 million, respectively. No shares were repurchased during the year ended December 31, 2020. As of June 30, 2021, $177.6 million remained available and authorized for repurchase under this program.

9. Revenue

The following table summarizes the Company’s services revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Commercial services revenue:
Voice and data	$43,283	$41,772	84,707	84,012
IoT data	27,224	22,626	51,978	46,392
Broadband	10,636	8,519	20,070	17,219
Hosted payload and other data	14,428	15,433	29,218	31,702
Total commercial services revenue	95,571	88,350	185,973	179,325
Government services revenue	25,750	25,000	51,500	50,000
Total services revenue	$121,321	$113,350	$237,473	$229,325

The following table summarizes the Company’s engineering and support services revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Commercial	$983	$1,140	$1,729	$2,137
Government	5,859	5,868	11,543	11,920
Total engineering and support services revenue	$6,842	$7,008	$13,272	$14,057

Approximately 26% and 35% of the Company's accounts receivable balance at June 30, 2021 and December 31, 2020, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government.

The Company's contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond a year are immaterial to the financial statements. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $10.2 million and $11.5 million during the three months ended June 30, 2021 and 2020, respectively, and $21.8 million and $24.0 million during the six months ended June 30, 2021 and 2020, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In thousands)
Contract Assets:
Commissions	$1,029	$993
Other contract costs	$2,709	$2,860

10. Income Tax Benefit

Loss before income taxes was $6.2 million and $19.9 million for the three and six months ended June 30, 2021, respectively while the income tax benefit was $10.0 million and $18.6 million for the three and six months ended June 30, 2021, respectively. The effective tax rates were 180.3% and 97.8% for the three and six months ended June 30, 2021, respectively, which differed from the federal statutory rate of 21% primarily due to the net impact of a discrete state tax benefit associated with a state apportionment change. During the second quarter of 2021, the Company changed its state apportionment estimate to reflect state planning that required certain beginning deferred tax balances to be revalued. The revaluation resulted in a one-time discrete tax benefit of $8.3 million. The effective tax rate was also impacted by a discrete tax benefit associated with the stock compensation tax deduction and tax benefits from U.S. state tax losses and the Company's U.S. tax credits. These favorable impacts were partially offset by the impact of a discrete tax expense associated with an increase in the prior year valuation allowance for state net operating losses and the limitation on the tax deduction for executive compensation.

Loss before income taxes was $17.0 million and $61.4 million for the three and six months ended June 30, 2020, respectively, while the income tax benefit was $4.6 million and $17.3 million for the three and six months ended June 30, 2020, respectively. The effective tax rates were 28.10% and 28.41% for the three and six months ended June 30, 2020, respectively, which differed from the federal statutory rate of 21% primarily due to the net impact of the tax benefits from U.S. state tax losses and discrete tax benefits associated with the stock compensation tax deduction and the Company’s U.S. tax credits. These favorable impacts were partially offset by the impact of the discrete tax expense associated with an increase in the prior year valuation allowance for state net operating losses.

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

The following table summarizes the computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator:
Net income (loss) - basic and diluted	$3,833	$(12,422)	(1,350)	(44,124)

Denominator:
Weighted average common shares - basic	133,367	133,118	134,215	132,882
Dilutive effect of stock options	1,176	—	—	—
Dilutive effect of RSUs	438	—	—	—
Weighted average common shares - diluted	134,981	133,118	134,215	132,882

Net income (loss) per share - basic and diluted	$0.03	$(0.09)	$(0.01)	$(0.33)

Due to the Company’s net loss position for the six months ended June 30, 2021, and both the three and six months ended June 30, 2020, all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. Unvested performance-based RSUs were not included in the computation of basic and diluted net loss per share as certain performance criteria had not yet been satisfied. The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Performance-based RSUs	481	79	128	174
Service-based RSUs	425	326	555	496
Stock options	—	1,676	1,289	1,769

12. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company's satellite constellation hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $54.5 million had been paid as of June 30, 2021. Aireon also pays power fees of up to approximately $3.7 million per year under a hosting agreement (the “Hosting Agreement”), as well as data services fees of approximately $19.8 million per year for the delivery of the air traffic surveillance data under a data transmission services agreement (the “Data Services Agreement”). The Aireon ADS-B receivers were activated on an individual basis as the satellite on which the receiver is hosted began carrying traffic. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement an operating lease. The Company recognized $4.0 million of hosting fee revenue for each of the three months ended June 30, 2021 and 2020 and $8.0 million for each of the six months ended June 30, 2021 and 2020. The Company recorded power and data service revenue from Aireon of $5.9 million for each of the three months ended June 30, 2021 and 2020, and $11.7 million and $12.1 million for the six months ended June 30, 2021 and 2020, respectively.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.0 million and $2.3 million as of June 30, 2021 and December 31, 2020, respectively.

In December 2018, in connection with Aireon's entry into a debt facility, the Company and the other Aireon investors contributed their respective interests in Aireon into a new holding company, Aireon Holdings LLC, and entered into an amended and restated LLC agreement (the “Amended and Restated Limited Liability Company Agreement”). Aireon Holdings LLC holds 100% of the membership interests in Aireon LLC, which remains the operating entity. At each of June 30, 2021 and December 31, 2020, the Company's fully diluted ownership stake in Aireon Holdings LLC was approximately 35.7%, subject to certain redemption provisions contained in the Amended and Restated Limited Liability Company Agreement. In addition, pursuant to a debt facility for Aireon LLC provided by the Company and the other Aireon investors, the Company will participate pro-rata, based on its fully diluted ownership stake, in an investor bridge loan. As such, in December 2020, the Company invested $0.2 million in the Aireon LLC debt facility, which was subsequently repaid in June 2021. The Company’s maximum commitment under the investor bridge loan is $10.7 million.

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
We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers via our upgraded satellite network, which has an architecture of 66 operational satellites with in-orbit and ground spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence. Our upgraded satellite constellation is compatible with all of our end-user equipment and supports more bandwidth and higher data speeds for our new products, including our Iridium Certus® broadband service.
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 110 service providers, approximately 275 value-added resellers, or VARs, and approximately 85 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.
At June 30, 2021, we had approximately 1,616,000 billable subscribers worldwide, representing an increase of 19% from approximately 1,362,000 billable subscribers at June 30, 2020. We have a diverse customer base, with end users in the following lines of business: land mobile, maritime, aviation, Internet of Things, or IoT, hosted payloads and other data services and the U.S. government.
We recognize revenue from both the provision of services and the sale of equipment. Over the past several years, service revenue, including revenue from hosting and data services, has represented an increasing proportion of our revenue, and we expect that trend to continue.

Effects of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic and measures taken in response are currently affecting countries, communities and markets around the world. Like many other businesses, we started to see a slowdown in the final weeks of March 2020 as a result of the widespread economic shutdown. Our distributors have also experienced business and operational restrictions, which continue to limit their ability to visit customers, complete new installations, and close on new business opportunities, particularly internationally. This slowdown extended through 2020 and the first half of 2021, although we have seen significant recovery in some markets, most notably IoT. Other markets, including aviation and maritime, and some international areas continue to suffer significant effects from reduced activity during the pandemic. Aviation, in particular, has started to see recovery but may take years to recover to pre-pandemic levels. In other industries, such as maritime, the effects are significant, but vary greatly by region and business model, and we expect that additional shutdowns will continue to impact our results of operations. The ultimate effects of the COVID-19 pandemic are difficult to assess or predict with certainty at this time but may include additional risks. For further information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 11, 2021, as well as the “Risk Factors” section of this report below.

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
•reliance on a global supply chain, including single-source suppliers for the manufacture of most of our subscriber equipment and for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase component parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events, including the COVID-19 pandemic; and
•reliance on a few significant customers, particularly agencies of the U.S. government, for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Comparison of Our Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,				Change
	2021	% of Total Revenue	2020	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$121,321	81%	$113,350	81%	$7,971	7%
Subscriber equipment	21,756	14%	19,815	14%	1,941	10%
Engineering and support services	6,842	5%	7,008	5%	(166)	(2)%
Total revenue	149,919	100%	140,173	100%	9,746	7%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	23,391	16%	23,134	17%	257	1%
Cost of subscriber equipment	12,671	8%	12,069	9%	602	5%
Research and development	2,624	2%	2,380	2%	244	10%
Selling, general and administrative	23,970	16%	21,100	15%	2,870	14%
Depreciation and amortization	75,668	50%	75,662	54%	6	—%
Total operating expenses	138,324	92%	134,345	96%	3,979	3%
Operating income	11,595	8%	5,828	4%	5,767	99%

Other expense:
Interest expense, net	(17,630)	(12)%	(22,506)	(16)%	4,876	(22)%
Other expense, net	(116)	—%	(320)	—%	204	(64)%
Total other expense, net	(17,746)	(12)%	(22,826)	(16)%	5,080	(22)%
Loss before income taxes	(6,151)	(4)%	(16,998)	(12)%	10,847	(64)%
Income tax benefit	9,984	7%	4,576	3%	5,408	118%
Net income (loss)	$3,833	3%	$(12,422)	(9)%	$16,255	*
* Not meaningful

Revenue
Commercial Service Revenue

	Three Months Ended June 30,
	2021			2020			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$43.3	365	$40	$41.8	349	$40	$1.5	16	$—
IoT data	27.2	1,085	8.69	22.6	863	8.91	4.6	222	(0.22)
Broadband (3)	10.6	12.6	289	8.5	11.1	258	2.1	1.5	31
Hosted payload and other data	14.4	N/A		15.5	N/A		(1.1)	N/A
Total commercial services	$95.5	1,463		$88.4	1,223		$7.1	240
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
(3)Commercial broadband service consists of Iridium OpenPort® and Iridium Certus broadband services.
For the three months ended June 30, 2021, total commercial services revenue increased $7.1 million, or 8%, from the prior year period primarily as a result of increases in IoT, broadband, and voice and data revenue. These increases were driven primarily by increases in billable subscribers across all commercial service lines. Commercial IoT revenue increased $4.6 million, or 20%, for the three months ended June 30, 2021, compared to the same period of the prior year. The increase in IoT revenue was driven by a 26% increase in IoT billable subscribers due to continued strength in consumer personal communications devices, as well as the lifting of mobility restrictions that had been imposed due to COVID-19. The subscriber increase effect on revenue was somewhat offset by a 2% reduction in ARPU, primarily due to the increased proportion of personal communication subscribers using lower ARPU plans. This reduction was offset in part by an increase in usage and ARPU by aviation subscribers due to increases in air travel from the prior year quarter. Commercial broadband revenue increased $2.1 million, or 25%, for the three months ended June 30, 2021, compared to the prior year period, driven by an increase in broadband billable subscribers and an increase in ARPU associated with the increase in the mix of subscribers utilizing higher ARPU Iridium Certus® broadband plans. The increases in commercial services revenue were offset in part by a decrease in hosted payload and other service revenue of $1.1 million, or 7%, for the three months ended June 30, 2021, compared to the prior year period. This decrease was due primarily to the recognition of $1.4 million of additional hosting data service revenue in the prior year related to an updated estimate of data service usage based on trends experienced on our hosted payloads.
Government Service Revenue

	Three Months Ended June 30,
	2021		2020		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$25.8	153	$25.0	139	$0.8	14
(1)Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium® airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. The annual rate under the EMSS Contract increased from $100.0 million to $103.0 million during the third quarter of 2020.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $1.9 million, or 10%, for the three months ended June 30, 2021 compared to the prior year period, primarily due to an increase in the volume of handset and IoT device sales.
Engineering and Support Service Revenue

	Three Months Ended June 30,
	2021	2020	Change
	(Revenue in millions)
Commercial engineering and support services	$1.0	$1.1	$(0.1)
Government engineering and support services	5.8	5.9	(0.1)
Total engineering and support services	$6.8	$7.0	$(0.2)
Engineering and support service revenue remained relatively flat at $6.8 million for the three months ended June 30, 2021 compared to the prior year period primarily due to the episodic nature of contract work.

Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $0.3 million, or 1%, for the three months ended June 30, 2021 from the prior year period, primarily as a result of higher maintenance and product support costs.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $0.6 million, or 5%, for the three months ended June 30, 2021 compared to the prior year period primarily due to an increase in handset and IoT device sales, partially offset by a decrease in the volume of L-band transceiver sales.
Research and Development
Research and development expenses increased by $0.2 million, or 10%, for the three months ended June 30, 2021 compared to the prior year period due to increased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $2.9 million, or 14%, for the three months ended June 30, 2021 compared to the prior year period, primarily due to higher management incentive costs incurred in the current year quarter as compared to the prior year quarter, which were lower due to the adverse impact of the COVID-19 pandemic. These increases in costs were offset in part by a decrease in legal and other professional fees, as well as a decrease in stock appreciation rights expense in the current year quarter resulting from changes in our stock valuation between the respective reporting periods.
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
Other Expense
Interest Expense, Net
Interest expense, net decreased $4.9 million, or 22%, for the three months ended June 30, 2021 compared to the prior year period. The decrease resulted primarily from a decrease of 1.0% in the interest rate as a result of repricing our outstanding debt in January 2021.

Income Tax Benefit
For the three months ended June 30, 2021, our income tax benefit was $10.0 million, compared to $4.6 million for the prior year period. The increase in income tax benefit is primarily related to the 2021 discrete state tax benefit associated with a state apportionment change. This was offset in part by a decrease in loss before income taxes compared to the prior year.
Net Income (Loss)
Net income was $3.8 million for the three months ended June 30, 2021, compared to a net loss of $12.4 million for the prior year period. The change was primarily a result of a $5.8 million increase in operating income, the $5.4 million increase in the income tax benefit as described above, and the $4.9 million decrease in interest expense, net.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,				Change
	2021	% of Total Revenue	2020	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$237,473	81%	$229,325	80%	$8,148	4%
Subscriber equipment	45,709	15%	42,078	15%	3,631	9%
Engineering and support services	13,272	4%	14,057	5%	(785)	(6)%
Total revenue	296,454	100%	285,460	100%	10,994	4%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	46,598	16%	45,112	16%	1,486	3%
Cost of subscriber equipment	25,699	9%	24,343	8%	1,356	6%
Research and development	5,341	2%	4,824	2%	517	11%
Selling, general and administrative	46,627	16%	41,925	15%	4,702	11%
Depreciation and amortization	151,578	51%	151,606	53%	(28)	—%
Total operating expenses	275,843	94%	267,810	94%	8,033	3%
Operating income	20,611	6%	17,650	6%	2,961	17%

Other expense:
Interest expense, net	(40,399)	(14)%	(48,950)	(17)%	8,551	(17)%
Loss on extinguishment of debt	—	—%	(30,209)	(11)%	30,209	(100)%
Other income (expense), net	(144)	—%	127	—%	(271)	(213)%
Total other expense, net	(40,543)	(14)%	(79,032)	(28)%	38,489	(49)%
Loss before income taxes	(19,932)	(8)%	(61,382)	(22)%	41,450	(68)%
Income tax benefit	18,582	6%	17,258	6%	1,324	8%
Net loss	$(1,350)	(2)%	$(44,124)	(16)%	$42,774	(97)%

Revenue
Commercial Service Revenue

	Six Months Ended June 30,
	2021			2020			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$84.7	365	$39	$84.0	349	$40	$0.7	16	$(1)
IoT data	52.0	1,085	8.46	46.4	863	9.29	5.6	222	(0.83)
Broadband (3)	20.1	12.6	276	17.2	11.1	262	2.9	1.5	14
Hosted payload and other data	29.2	N/A		31.7	N/A		(2.5)	N/A
Total commercial services	$186.0	1,463		$179.3	1,223		$6.7	240
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
(3)Commercial broadband service consists of Iridium OpenPort and Iridium Certus broadband services.
For the six months ended June 30, 2021, total commercial services revenue increased $6.7 million, or 4%, from the prior year period primarily as a result of increases in IoT and broadband revenue primarily driven by increases in billable subscribers. Commercial IoT revenue increased $5.6 million, or 12%, for the six months ended June 30, 2021, compared to the prior year period. The increase in IoT revenue was driven by a 26% increase in IoT billable subscribers due to continued strength in personal communications devices, as well as the lifting of mobility restrictions that had been imposed due to COVID-19. The subscriber increase effect on revenue was somewhat offset by a 9% reduction in ARPU, primarily due to the increased proportion of personal communication subscribers using lower ARPU plans. Commercial broadband revenue increased $2.9 million, or 17%, for the six months ended June 30, 2021, compared to the prior year period, due primarily to the increase in broadband billable subscribers and an increase in ARPU associated with the increase in the mix of subscribers utilizing higher ARPU Iridium Certus broadband plans. These increases were offset by a decrease in hosted payload and other service revenue of $2.5 million, or 8%, for the six months ended June 30, 2021, compared to the prior year period. This decrease was due to a data billing settlement that resulted in recognition of $1.3 million in the prior year period that did not recur in the current year, plus the recognition of an additional $1.4 million of additional hosting data service revenue in the prior year due to an updated estimate of data service usage based on trends experienced on our hosted payloads.
Government Service Revenue

	Six Months Ended June 30,
	2021		2020		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$51.5	153	$50.0	139	$1.5	14
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

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $3.6 million, or 9%, for the six months ended June 30, 2021 compared to the prior year period, primarily due to an increase in the volume of IoT and handset device sales, partially offset by a decrease in the volume of L-band transceiver device sales.
Engineering and Support Service Revenue

	Six Months Ended June 30,
	2021	2020	Change
	(Revenue in millions)
Commercial engineering and support services	$1.7	$2.1	$(0.4)
Government engineering and support services	11.5	11.9	(0.4)
Total engineering and support services	$13.2	$14.0	$(0.8)
Engineering and support service revenue decreased $0.8 million, or 6%, for the six months ended June 30, 2021 compared to the prior year period primarily due to the episodic nature of contract work for certain commercial and government projects.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $1.5 million, or 3%, for the six months ended June 30, 2021 from the prior year period, primarily as a result of higher maintenance and product support costs.
Cost of Subscriber Equipment
Cost of subscriber equipment increased by $1.4 million, or 6%, for the six months ended June 30, 2021 compared to the prior year period primarily due to an increase in the volume of IoT and handset device sales, partially offset by a decrease in the volume of L-band transceiver device sales.
Research and Development
Research and development expenses increased by $0.5 million, or 11%, for the six months ended June 30, 2021 compared to the prior year period due to increased spending on devices and related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses increased by $4.7 million, or 11%, for the six months ended June 30, 2021 compared to the prior year period, primarily due to higher management incentive costs incurred in the current year period as compared to the prior year period, which were lower due to the adverse impact of the COVID-19 pandemic. These increases in costs were offset in part by a decrease in legal fees.
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
Other Expense
Interest Expense, Net
Interest expense, net decreased $8.6 million for the six months ended June 30, 2021 compared to the prior year period. In 2021, we had a lower weighted average effective interest rate as a result of our debt refinancing in 2020 as well as our repricing in 2021. The 2020 refinancing reduced our overall outstanding principal balance and the 2021 repricing reduced our interest rate by 1.0%. The decrease in interest expense was offset by $3.6 million of fees we paid in the current year period in connection with the repricing.
Loss on Extinguishment of Debt
We did not record a loss on extinguishment of debt for the six months ended June 30, 2021, compared to a $30.2 million loss on extinguishment of debt recorded for the six months ended June 30, 2020. The loss on extinguishment of debt in 2020 resulted from the write off of unamortized debt issuance costs when we closed on an additional $200.0 million under our Term Loan in February 2020 and used the proceeds, together with cash on hand, to prepay all of the indebtedness outstanding under our senior unsecured notes, including premiums for early prepayment.

Income Tax Benefit
For the six months ended June 30, 2021, our income tax benefit was $18.6 million, compared to income tax benefit of $17.3 million for the prior year period. The increase in income tax benefit is primarily related the 2021 discrete state tax benefit associated with a state apportionment change and a greater stock compensation tax deduction which resulted from an increase in the value of both stock options exercised and vested restricted stock units. This was offset in part by a decrease in loss before income taxes compared to the prior year plus an increase in the valuation allowance for state net operating losses.
Net Loss
Net loss was $1.4 million for the six months ended June 30, 2021, compared to $44.1 million for the prior year period. The change primarily resulted from the $30.2 million decrease in loss on extinguishment of debt and the $8.6 million decrease in interest expense, net, as well as the $3.0 million increase in operating income.

Liquidity and Capital Resources

In November 2019, we issued our $1,450.0 million term loan with Deutsche Bank AG, or the Term Loan, with an accompanying $100.0 million revolving loan, or the Revolving Facility, or, collectively, the Credit Agreement.

In February 2020, we issued an additional $200.0 million under our Term Loan and used the proceeds and approximately $183.5 million of cash on hand to repay in full all of the indebtedness outstanding under our senior unsecured notes, including premiums for early repayment.

In January 2021, we repriced all borrowings outstanding under our Term Loan. The Term Loan now bears interest at an annual rate of LIBOR plus 2.75%, with a 1.00% LIBOR floor. All other terms remain the same, including maturity in November 2026. To reprice the Term Loan, we incurred additional financing costs of $3.6 million.

As of June 30, 2021, we reported an aggregate balance of $1,628.8 million in borrowings under the Term Loan, before $22.1 million of net deferred financing costs, for a net principal balance of $1,606.7 million outstanding in our condensed consolidated balance sheet. We have not drawn on our Revolving Facility.

Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of June 30, 2021.

The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. Our mandatory excess cash flow prepayment, as specified in the Credit Agreement, was calculated to be $12.7 million as of December 31, 2020. Lenders have the right to decline payment. As such, we paid $4.7 million to lenders who did not decline payment in May 2021. This amount counts towards our required quarterly principal payments. The Credit Agreement permits repayment, prepayment, and repricing transactions.

As of June 30, 2021, our total cash and cash equivalents balance was $213.4 million, our marketable securities balance was $6.0 million, and we had $100.0 million of borrowing availability under our Revolving Facility. In addition to the Revolving Facility, our principal sources of liquidity are cash, cash equivalents and internally generated cash flows. Our principal liquidity requirements over the next twelve months are primarily principal and interest on the Term Loan, working capital and potential share repurchases under the share repurchase program described in Note 8.

We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2021	2020	Change
	(In thousands)
Cash provided by operating activities	$125,967	$104,532	$21,435
Cash used in investing activities	$(18,937)	$(18,655)	$(282)
Cash used in financing activities	$(131,222)	$(189,083)	$57,861

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 increased by $21.4 million from the prior year period. Net loss, as adjusted for non-cash activities, improved by $15.0 million over the prior year, as a result of improved profitability. Net cash from operating activities also increased related to working capital changes of approximately $6.4 million. Working capital increased primarily as a result of accrued expenses and other current liabilities, which decreased due to a decreased payout on management incentives due to the COVID-19 impact on 2020 results. Working capital also increased related to a decrease in the interest payable compared to the prior year. These increases were offset by timing of customer collections and payments to vendors.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 increased slightly over the prior year. We continue to expect our capital expenditures to average approximately $40.0 million per year until 2029.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2021 decreased by $57.9 million compared to the prior year period primarily due to lower net principal payments as we utilized our cash to pay down additional debt in the prior year. The combination of principal prepayment on the senior unsecured notes and additional borrowings under the Term Loan resulted in net payments of $185.6 million for the six months ended June 30, 2020 compared to $8.8 million for 2021. This decrease in cash outflows was partially offset by $122.5 million used in 2021 for the repurchase of our common stock. See Note 5 to our condensed consolidated financial statements included in this report for further discussion of our indebtedness and Note 8 for further information on our stock repurchase program.

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

We have an outstanding aggregate balance of $1,628.8 million under the Term Loan as of June 30, 2021. We have executed a long-term interest rate swap, or the Swap, for $1,000.0 million of the Term Loan, through November 2021. For the portion of the Term Loan not covered under the Swap, we pay interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.75%, with a 1.0% LIBOR floor, which will, accordingly, subject us to interest rate fluctuations in future periods. A one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.

We have no borrowings under our Revolving Facility as of June 30, 2021. Accordingly, although the Revolving Facility bears interest at LIBOR plus 3.75%, without a LIBOR floor, if and as drawn, we were not exposed to fluctuations in interest rates with respect to our Revolving Facility.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 1A.     RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 11, 2021, as supplemented by the following updated risk factor.
We rely on a limited number of key vendors for supply of equipment, components and services; the loss of any such supplier, or shortages experienced by such suppliers, could cause us to incur additional costs and delays in the production and delivery of our products, which could reduce the sales of those products and use of the related services.
We currently rely on two manufacturers of our devices, including our mobile handsets, L-band transceivers and SBD devices. We also utilize sole source suppliers for some of the component parts of our devices. If any of our suppliers were to terminate its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price or at all.
Further, our manufacturers and suppliers may cease production of our components or products or become capacity-constrained, or could face financial difficulties as a result of a surge in demand, a natural disaster or other event, including the impacts of the COVID-19 pandemic. For example, several of our suppliers are experiencing production delays as a result of the global silicon chip shortage. As a result, we expect to experience delays in fulfilling some product orders and are evaluating replacement components and product changes, which would increase our costs and reduce our sales of those products and future use of the related services.
Any future delay in production or delivery of our products or components by our suppliers could similarly adversely affect our business. Even if we are able to replace or supplement sole source or other component suppliers, there could be a substantial period of time in which our products would not be available; any new relationship may involve higher costs and delays in development and delivery, and we may encounter technical challenges in successfully replicating the manufacturing processes. If our manufacturers or suppliers terminate their relationships with us, fail to provide equipment or services to us on a timely basis, or fail to meet our performance expectations, we may be unable to provide products or services to our customers in a competitive manner, which could in turn negatively affect our financial results and our reputation.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value) of shares that may yet be purchased under the plans or programs
April 1-30	543,497	$37.20	543,497	$220.5 million
May 1-31	1,121,941	$36.74	1,121,941	$179.2 million
June 1-30	45,382	$36.92	45,382	$177.6 million
Total	1,710,820	$37.53	1,710,820	—

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

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the Securities and Exchange Commission on July 20, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i)   Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020;
(ii)  Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2021 and 2020;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020;
(iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2021 and 2020; and
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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: July 20, 2021