Form 10-Q
period 2021-09-30
Iridium Communications Inc.
filed 2021-10-19
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 14, 2021 was 132,202,392.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$287,004	$237,178
Marketable securities	2,002	7,548
Accounts receivable, net	70,390	61,151
Inventory	23,388	32,480
Prepaid expenses and other current assets	9,786	9,464
Total current assets	392,570	347,821
Property and equipment, net	2,720,281	2,917,076
Other assets	48,761	50,548
Intangible assets, net	44,361	45,504
Total assets	$3,205,973	$3,360,949
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$16,500	$16,766
Accounts payable	10,927	14,390
Accrued expenses and other current liabilities	39,794	49,504
Deferred revenue	26,243	32,412
Total current liabilities	93,464	113,072
Long-term secured debt, net	1,584,511	1,596,893
Deferred income tax liabilities, net	134,563	155,084
Deferred revenue, net of current portion	49,187	51,258
Other long-term liabilities	22,467	25,203
Total liabilities	1,884,192	1,941,510
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 132,188 and 134,056 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	132	134
Additional paid-in capital	1,155,414	1,160,570
Retained earnings	176,464	275,915
Accumulated other comprehensive loss, net of tax	(10,229)	(17,180)
Total stockholders’ equity	1,321,781	1,419,439
Total liabilities and stockholders’ equity	$3,205,973	$3,360,949

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Services	$127,774	$116,914	$365,247	$346,239
Subscriber equipment	26,898	25,120	72,607	67,198
Engineering and support services	7,487	9,438	20,759	23,495
Total revenue	162,159	151,472	458,613	436,932

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	25,186	23,909	71,784	69,021
Cost of subscriber equipment	15,544	15,429	41,243	39,772
Research and development	2,815	3,116	8,156	7,940
Selling, general and administrative	25,897	20,631	72,524	62,556
Depreciation and amortization	77,688	75,654	229,266	227,260
Total operating expenses	147,130	138,739	422,973	406,549
Operating income	15,029	12,733	35,640	30,383
Other expense, net:
Interest expense, net	(17,614)	(22,628)	(58,013)	(71,578)
Loss on extinguishment of debt	(879)	—	(879)	(30,209)
Other income (expense), net	(81)	205	(225)	332
Total other expense, net	(18,574)	(22,423)	(59,117)	(101,455)
Loss before income taxes	(3,545)	(9,690)	(23,477)	(71,072)
Income tax benefit	1,460	5,685	20,042	22,943
Net loss	$(2,085)	$(4,005)	$(3,435)	$(48,129)
Weighted average shares outstanding - basic and diluted	132,869	133,760	133,763	133,177
Net loss attributable to common stockholders per share - basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.36)
Comprehensive income (loss):
Net loss	$(2,085)	$(4,005)	$(3,435)	$(48,129)
Foreign currency translation adjustments	(592)	(1,348)	(171)	(4,241)
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 6)	3,040	1,794	7,122	(9,008)
Comprehensive income (loss)	$363	$(3,559)	$3,516	$(61,378)

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2021						Three Months Ended September 30, 2020
			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	131,928	$132	$1,146,160	$(12,677)	$180,563	$1,314,178	132,526	$133	$1,141,744	$(20,562)	$287,845	$1,409,160
Stock-based compensation	—	—	8,150	—	—	8,150	—	—	5,134	—	—	5,134
Stock options exercised and awards vested	348	—	2,378	—	—	2,378	769	—	5,175	—	—	5,175
Stock withheld to cover employee taxes	(16)	—	(650)	—	—	(650)	(16)	—	(447)	—	—	(447)
Repurchases and retirements of common stock	(72)	—	(624)	—	(2,014)	(2,638)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	(592)	—	(592)	—	—	—	(1,348)	—	(1,348)
Unrealized gain on cash flow hedges, net of tax	—	—	—	3,040	—	3,040	—	—	—	1,794	—	1,794
Net loss	—	—	—	—	(2,085)	(2,085)	—	—	—	—	(4,005)	(4,005)
Balances at end of period	132,188	$132	$1,155,414	$(10,229)	$176,464	$1,321,781	133,279	$133	$1,151,606	$(20,116)	$283,840	$1,415,463

	Nine Months Ended September 30, 2021						Nine Months Ended September 30, 2020
			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	134,056	$134	$1,160,570	$(17,180)	$275,915	$1,419,439	131,632	$132	$1,134,048	$(6,867)	$331,969	$1,459,282
Stock-based compensation	—	—	22,129	—	—	22,129	—	—	13,775	—	—	13,775
Stock options exercised and awards vested	1,626	1	7,192	—	—	7,193	1,796	1	7,786	—	—	7,787
Stock withheld to cover employee taxes	(131)	—	(5,390)	—	—	(5,390)	(149)	—	(4,003)	—	—	(4,003)
Repurchases and retirements of common stock	(3,363)	(3)	(29,087)	—	(96,016)	(125,106)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	(171)	—	(171)	—	—	—	(4,241)	—	(4,241)
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	7,122	—	7,122	—	—	—	(9,008)	—	(9,008)
Net loss	—	—	—	—	(3,435)	(3,435)	—	—	—	—	(48,129)	(48,129)
Balances at end of period	132,188	$132	$1,155,414	$(10,229)	$176,464	$1,321,781	133,279	$133	$1,151,606	$(20,116)	$283,840	$1,415,463

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,435)	$(48,129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(20,521)	(23,600)
Depreciation and amortization	229,266	227,260
Loss on extinguishment of debt	879	30,209
Stock-based compensation (net of amounts capitalized)	20,087	12,560
Amortization of deferred financing fees	3,025	2,724
All other items, net	(525)	548
Changes in operating assets and liabilities:
Accounts receivable	(8,702)	7,958
Inventory	9,408	6,709
Prepaid expenses and other current assets	(309)	(986)
Other assets	2,538	2,545
Accounts payable	(5,050)	556
Accrued expenses and other current liabilities	(2,386)	(14,025)
Interest payable	(69)	(7,072)
Deferred revenue	(8,312)	(16,576)
Other long-term liabilities	(2,757)	(1,544)
Net cash provided by operating activities	213,137	179,137

Cash flows from investing activities:
Capital expenditures	(28,016)	(29,267)
Purchase of other investments	(1,128)	—
Maturities of marketable securities	5,400	—
Net cash used in investing activities	(23,744)	(29,267)

Cash flows from financing activities:
Borrowings under the Term Loan	179,285	202,000
Payments on the Term Loan	(191,660)	(8,250)
Payments on the senior unsecured notes, including extinguishment costs	—	(383,451)
Repurchases of common stock	(125,106)	—
Payment of deferred financing fees	(4,053)	(2,562)
Proceeds from exercise of stock options	7,193	7,786
Tax payment upon settlement of stock awards	(5,390)	(4,003)
Net cash used in financing activities	(139,731)	(188,480)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	164	(2,249)
Net increase (decrease) in cash and cash equivalents, and restricted cash	49,826	(40,859)
Cash, cash equivalents, and restricted cash, beginning of period	237,178	223,561
Cash, cash equivalents, and restricted cash, end of period	$287,004	$182,702

See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$56,985	$77,047
Income taxes paid, net	$1,304	$934

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$4,941	$2,533
Capitalized amortization of deferred financing costs	$90	$82
Capitalized stock-based compensation	$2,042	$1,215

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

2. Significant Accounting Policies

Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This guidance amends certain aspects of the accounting for income taxes. Adoption of ASU 2019-12 on January 1, 2021 had no impact on the Company's condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 was further amended in January 2021 when the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarified the applicability of certain provisions. Both ASU 2020-04 and ASU 2021-01 are currently effective prospectively for all entities through December 31, 2022 when the reference rate replacement activity is expected to have been completed. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of September 30, 2021, the Company elected to apply the optional expedient for hedge accounting specifically to the interest rate cap agreement (the "Cap") which was executed in July 2021. This allowed the Company to assume that the index upon which future interest payments on the hedged portion of the Term Loan (see Note 5) will be based matches the index on the Cap. Adoption of this practical expedient had no impact on the Company's condensed consolidated financial statements upon adoption. The Company has not yet adopted any other expedients and will continue to evaluate the impact this standard may have on its consolidated financial statements.

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

The carrying values of the following financial instruments approximated their fair values as of September 30, 2021 and December 31, 2020: cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its fixed income debt investments and derivative financial instruments as Level 2. The Company did not hold any Level 3 assets as of September 30, 2021 and December 31, 2020.

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

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases, such as teleport network facilities, the Company elected the practical expedient to combine lease and non-lease components as a single lease component. Taxes assessed on leases in which the Company is either a lessor or lessee are excluded from contract consideration and variable payments when measuring new lease contracts or remeasuring existing lease contracts.

Derivative Financial Instruments

The Company uses derivatives (interest rate swap, swaption, Cap) to manage its exposure to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the condensed consolidated balance sheets within other current liabilities and other assets. When the Company’s derivatives are designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive loss within the Company’s condensed consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of a derivative's change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings. Within the condensed consolidated statements of operations and comprehensive loss, the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item used for any gains or losses associated with the hedged items. Cash flows from hedging activities are included in operating activities within the Company’s condensed consolidated statements of cash flows, which is the same category as the item being hedged. See Note 6 for further information.

3. Cash and Cash Equivalents and Marketable Securities

Cash and Cash Equivalents

The following table presents the Company’s cash and cash equivalents as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$43,323	$27,168
Money market funds	243,681	208,005	Level 2
Fixed income debt securities	—	2,005	Level 2
Total cash and cash equivalents	$287,004	$237,178

Marketable Securities

As of September 30, 2021, the Company's marketable securities consisted of only fixed income debt securities. The amortized cost of these securities amounted to $2.0 million and $7.6 million as of September 30, 2021 and December 31, 2020, respectively. The estimated fair value of these securities amounted to $2.0 million and $7.5 million as of September 30, 2021 and December 31, 2020, respectively. The gross unrealized gains and gross unrealized losses on these marketable securities were not material as of September 30, 2021 and December 31, 2020. All marketable securities are classified as Level 2 investments in the fair value hierarchy. The Company determined that any decline in fair value of these investments is temporary as the Company does not intend to sell these securities and it is not likely that the Company will be required to sell the securities before the recovery of their amortized cost basis.

The following table presents the contractual maturities of the Company's fixed income debt securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mature within one year	$2,002	$2,002	$5,530	$5,525
Mature after one year and within three years	—	—	2,024	2,023
Total	$2,002	$2,002	$7,554	$7,548

4. Leases

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently estimated to be approximately 12.5 years. Lease income related to these agreements was $5.4 million for each of the three months ended September 30, 2021 and 2020 and $16.1 million for each of the nine months ended September 30, 2021 and 2020. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive loss.

Both Aireon and L3Harris have made payments pursuant to their hosting agreements, and the Company expects they will continue to do so. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at September 30, 2021, exclusive of the $16.1 million recognized during the nine months ended September 30, 2021, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2021	$5,361
2022	21,445
2023	21,445
2024	21,445
2025	21,445
Thereafter	98,907
Total lease income	$190,048

5. Debt

Term Loan and Revolving Facility

On November 4, 2019, pursuant to a loan agreement (as amended to date, the “Credit Agreement”), the Company entered into a $1,450.0 million term loan with Deutsche Bank AG (the “Original Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Original Term Loan was issued at a price equal to 99.5% of its face value. On February 7, 2020, the Company closed on an additional $200.0 million under its Credit Agreement for a total borrowing of $1,650.0 million (as expanded, the “Term Loan”). The additional amount is fungible with the Original Term Loan, having the same maturity date, interest rate and other terms, but was issued at a 1.0% premium to face value. The Term Loan initially bore interest at an annual rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor.

The Term Loan was initially repriced in January 2021 with a new annual interest rate of LIBOR plus 2.75%, with a 1.0% LIBOR floor. The Term Loan was repriced again in July 2021 for a new annual interest rate of LIBOR plus 2.50%, with a 0.75% LIBOR floor. The maturity date remains unchanged in November 2026. The interest rate on the Revolving Facility remained unchanged at LIBOR plus 3.75% with no LIBOR floor, and a maturity date in November 2024. Principal payments, which are payable quarterly and began on June 30, 2020, equal $16.5 million per annum (one percent of the full principal amount of the Term Loan), with the remaining principal due upon maturity.

In July 2021, the Company paid $4.1 million of original issuance costs to reprice the Term Loan. Lenders making up approximately $65.2 million of the Term Loan did not participate in the repricing. Those portions of the Term Loan were replaced by new or existing lenders. This resulted in a $0.9 million loss on extinguishment of debt during the three months ended September 30, 2021, as the Company wrote off the unamortized debt issuance costs related to the lenders who were fully repaid in an exchange of principal.

In February 2020, the Company used the proceeds of the additional $200.0 million under the Term Loan noted above, together with cash on hand, to prepay and retire all of the indebtedness outstanding under then outstanding senior unsecured notes (the “Notes”), including premiums for early prepayment. To prepay the Notes, the Company paid a call price equal to the present value at the redemption rate of (i) 105.125% of the $360.0 million principal amount of the Notes plus (ii) all interest due through the first call date in April 2020, representing a total call premium of $23.5 million, plus all accrued and unpaid interest to the redemption date. As a result of the prepayment, the Company also wrote off the remaining unamortized debt issuance costs, which resulted in a $30.2 million loss on extinguishment of debt during the three months ended March 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company reported an aggregate of $1,625.3 million and $1,637.6 million in borrowings under the Term Loan, respectively. These amounts do not include $24.2 million and $24.0 million of net unamortized deferred financing costs as of September 30, 2021 and December 31, 2020, respectively. The net principal balance in borrowings in the accompanying condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 amounted to $1,601.0 million and $1,613.6 million, respectively. As of September 30, 2021 and December 31, 2020, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan was $1,627.3 million and $1,647.9 million, respectively. The Company had not borrowed under the Revolving Facility as of September 30, 2021 and December 31, 2020.

The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. The Company’s mandatory excess cash flow prepayment, as specified in the Credit Agreement, was calculated to be $12.7 million as of December 31, 2020. Lenders have the right to decline payment. As such, the Company paid $4.7 million to lenders who did not decline payment in May 2021. This amount counted towards the Company's required quarterly principal payments through September 30, 2021. The Credit Agreement permits repayment, prepayment, and repricing transactions.

The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of September 30, 2021.

Interest on Debt

Total interest incurred includes amortization of deferred financing fees and capitalized interest. To reprice the Term Loan in January 2021 and July 2021, the Company incurred third-party financing costs of $3.6 million and $1.3 million, respectively. These costs were expensed and are included within interest expense on the condensed consolidated statements of operations and comprehensive loss for the respective three and nine months ended September 30, 2021. There were no such costs during the three and nine months ended September 30, 2020.

The following table presents the interest and amortization of deferred financing fees related to the Term Loan for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Total interest incurred	$18,462	$23,658	$61,018	$75,023
Amortization of deferred financing fees	$1,148	$957	$3,115	$2,806
Capitalized interest	$438	$861	$1,795	$2,367

At each of September 30, 2021 and December 31, 2020, accrued interest was $0.2 million.

6. Derivative Financial Instruments

The Company is exposed to interest rate fluctuations related to its Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rate by entering into offsetting positions through the use of interest rate swap and interest rate cap contracts which result in recognizing a fixed interest rate for a portion of the Term Loan. This will reduce the negative impact of increases in the variable rate over the term of the derivative contracts. These contracts are not used for trading or other speculative purposes. Historically, the Company has not incurred, and does not expect to incur in the future, any losses as a result of counterparty default.

Hedge effectiveness of interest rate swap and cap contracts is based on a long-haul hypothetical derivative methodology and includes all changes in value. The Company formally assesses, both at the hedge’s inception and on an ongoing quarterly basis, whether the designated derivative instruments are highly effective in offsetting changes in the cash flows of the hedged items. When the hedging instrument is sold, expires, is terminated, is exercised, no longer qualifies for hedge accounting, is de-designated, or is no longer probable, hedge accounting is discontinued prospectively.

Interest Rate Swaps

On November 27, 2019, the Company executed a long-term interest rate swap (“Swap”) through November 2021 to mitigate variability in forecasted interest payments on a portion of the Company’s borrowings under its Term Loan. On the last business day of each month, the Company receives variable interest payments based on one-month LIBOR from the counterparty. The Company pays a fixed rate of 1.565% per annum on the Swap. The Company also entered into an interest rate swaption agreement (“Swaption”), for which the Company pays a fixed annual rate of 0.50%. At inception, the Swap and Swaption (collectively, the "swap contracts") were designated as cash flow hedges for hedge accounting. The unrealized changes in market value were recorded in accumulated other comprehensive loss and will be reclassified into earnings during the period in which the hedged transaction affects earnings. Due to the changes made to the Term Loan as a result of the July repricing, in July 2021, the Company elected to de-designate the Swap as a cash flow hedge. Accordingly, as the related interest payments are still probable, the accumulated balance within other comprehensive loss as of the de-designation date will be amortized into earnings through the remaining term, and future changes in the valuation of the Swap will be recorded directly into earnings. As of both September 30, 2021 and December 31, 2020, the Swap carried a notional amount of $1,000.0 million, and as of September 30, 2021 and December 31, 2020, the Company had recorded a current liability balance of $1.0 million and $5.2 million, respectively, in other current liabilities related to the fair value of the Swap.

The Swaption carried a notional amount of $1,000.0 million as of December 31, 2020. The Company sold the Swaption in May 2021 for $0.7 million. The Company will continue to pay the fee for the Swaption through November 2021. The Company had a current liability balance of $0.8 million as of September 30, 2021 related to the premium liability associated with the Swaption. As of December 31, 2020, the premium liability was netted with the Swaption, for a fair value of $4.4 million which was recorded in other current liabilities.

Over the next 12 months, the Company expects any gains or losses for cash flow hedges amortized from accumulated other comprehensive loss into earnings to have an immaterial impact on the Company’s condensed consolidated financial statements.

Interest Rate Cap

On July 21, 2021, the Company entered into an interest rate cap agreement (the "Cap") beginning in November 2021. The Cap will manage the Company's exposure to interest rate movements on a portion of the Term Loan after the Swap expires. The Cap provides the right to receive payment if one-month LIBOR exceeds the contractual rate of 1.5%. Beginning in December 2021, the Company will pay a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1,000.0 million as of September 30, 2021.

The Cap is designed to mirror the terms of the Term Loan and to be highly effective at offsetting the cash flows being hedged. The Company designated the Cap as a cash flow hedge of the variability of the LIBOR-based interest payments on the Term Loan. The effective portion of the Cap's change in fair value will be recorded in accumulated other comprehensive loss. Any ineffective portion of the Cap's change in fair value will be recorded in current earnings as interest expense.

Fair Value of Derivative Instruments

As of September 30, 2021, the Company had an asset balance of $2.3 million recorded in other assets for the fair value of the Cap.

During the three and nine months ended September 30, 2021, the Company collectively incurred $1.8 million and $6.6 million, respectively, in net interest expense for the swap contracts and the Cap. During the three and nine months ended September 30, 2020, the Company collectively incurred $2.7 million and $6.4 million, respectively, in net interest expense for the swap contracts. Gains and losses resulting from fair value adjustments to the Cap are recorded within accumulated other comprehensive loss within the Company’s condensed consolidated balance sheets and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the derivative contracts are included in cash flows from operating activities on the condensed consolidated statements of cash flows.

The following table presents the amount of unrealized gain or loss and related tax impact the Company recorded in comprehensive loss in its condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Unrealized gain (loss), net of tax	$3,040	$1,794	$7,122	$(9,008)
Tax (benefit)	1,010	630	2,222	(3,159)

7. Stock-Based Compensation

In May 2019, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of September 30, 2021, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 Plan was 10,538,835. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

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

The Company historically granted stock options to newly hired and promoted employees, but now almost exclusively utilizes RSUs. The Company did not grant any stock options during the nine-months ended September 30, 2021 and 2020.

Option Summary

The following tables summarize the Company's stock option activity for the nine-months ended September 30, 2021 and 2020:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2020	2,554	$9.10	3.94	$77,182
Cancelled or expired	(1)	7.78
Exercised	(844)	8.46		$31,171
Forfeited	(11)	15.45
Options outstanding at September 30, 2021	1,698	$9.38	3.54	$51,755
Options exercisable at September 30, 2021	1,592	$8.73	3.31	$49,552
Options exercisable and expected to vest at September 30, 2021	1,698	$9.37	3.54	$51,732

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2019	4,153	$8.78	4.03	$65,887
Cancelled or expired	(4)	20.17
Exercised	(944)	8.28		$18,654
Forfeited	(13)	18.57
Options outstanding at September 30, 2020	3,192	$8.87	3.58	$53,332
Options exercisable at September 30, 2020	2,927	$8.13	3.24	$51,074
Options exercisable and expected to vest at September 30, 2020	3,187	$8.86	3.57	$53,297

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

RSU Summary

The following tables summarize the Company’s RSU activity for the nine-months ended September 30, 2021 and 2020:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2020	2,664	$18.96
Granted	843	41.67
Forfeited	(90)	28.41
Released	(782)	21.22
Outstanding at September 30, 2021	2,635	$25.23
Vested and unreleased at September 30, 2021 (1)	860

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2019	2,702	$14.62
Granted	1,030	26.75
Forfeited	(61)	16.81
Released	(852)	15.73
Outstanding at September 30, 2020	2,819	$18.67
Vested and unreleased at September 30, 2020 (1)	802

(1)     These RSUs were granted to the Company's board of directors as a part of their compensation for board and committee service, as detailed below, and had vested but had not yet been issued and released, pursuant to the terms of the applicable compensation program.

Service-Based RSUs

The majority of the annual compensation the Company provides to non-employee members of its board of directors is paid in the form of RSUs. In addition, certain such members of the Company’s board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 39,000 and 58,000 service-based RSUs were granted to the Company’s non-employee directors as a result of these payments and elections during the nine months ended September 30, 2021 and 2020, respectively, with an estimated grant date fair value of $1.6 million and $1.4 million, respectively.

During the nine months ended September 30, 2021 and 2020, the Company granted approximately 461,000 and 683,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $19.2 million and $18.3 million, respectively.

During the nine months ended September 30, 2021 and 2020, the Company granted approximately 2,000 and 10,000 RSUs to non-employee consultants that are generally subject to service-based vesting. The RSUs granted will vest 50% on the first anniversary of the grant date, and the remaining 50% will vest quarterly thereafter through the second anniversary of the grant date. The estimated aggregate grant date fair value of the RSUs granted to non-employee consultants during the nine months ended September 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively.

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

Additionally, in March 2021 and 2020, the Company granted approximately 110,000 and 144,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs was $4.6 million for the 2021 grants and $3.9 million for the 2020 grants. Vesting of the Executive RSUs is and was dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date. During March 2021 and 2020, the Company awarded additional shares underlying performance-based RSUs to the Company’s executives for over-achievement of performance targets related to the Executive RSUs originally awarded in 2019 and 2018 in the amounts of 3,000 shares and 20,000 shares, respectively.

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued and converted 1.5 million shares of preferred stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, there were no outstanding shares of preferred stock.

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

The Company repurchased and subsequently retired 0.1 million and 3.4 million shares of its common stock during the three and nine months ended September 30, 2021, respectively, for a total purchase price of $2.6 million and $125.1 million, respectively. No shares were repurchased during the year ended December 31, 2020. As of September 30, 2021, $174.9 million remained available and authorized for repurchase under this program.

9. Revenue

The following table summarizes the Company’s services revenue for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Commercial services revenue:
Voice and data	$45,737	$42,736	$130,444	$126,748
IoT data	30,040	25,410	82,018	71,802
Broadband	11,461	9,120	31,531	26,339
Hosted payload and other data	14,649	14,511	43,867	46,213
Total commercial services revenue	101,887	91,777	287,860	271,102
Government services revenue	25,887	25,137	77,387	75,137
Total services revenue	$127,774	$116,914	$365,247	$346,239

The following table summarizes the Company’s engineering and support services revenue for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Commercial	$1,249	$1,127	$2,978	$3,264
Government	6,238	8,311	17,781	20,231
Total engineering and support services revenue	$7,487	$9,438	$20,759	$23,495

Approximately 24% and 35% of the Company's accounts receivable balance at September 30, 2021 and December 31, 2020, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government.

The Company's contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond a year is immaterial to the financial statements. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $10.6 million and $9.5 million during the three months ended September 30, 2021 and 2020, respectively, and $32.4 million and $33.5 million during the nine months ended September 30, 2021 and 2020, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In thousands)
Contract Assets:
Commissions	$1,066	$993
Other contract costs	2,634	2,860

10. Income Tax Benefit

Loss before income taxes was $3.5 million and $23.5 million for the three and nine months ended September 30, 2021, respectively while the income tax benefit was $1.5 million and $20.0 million for the three and nine months ended September 30, 2021, respectively. The effective tax rates were 46.1% and 90.4% for the three and nine months ended September 30, 2021, respectively. The effective tax rate for the three-month period ended September 30, 2021 differed from the federal statutory rate of 21% primarily due to the net impact of a discrete tax benefit associated with the stock compensation tax deduction and the decrease to the prior year valuation allowance for state net operating losses, offset by a discrete state tax expense associated with state apportionment changes. The effective tax rate for the nine-month period ended September 30, 2021 differed from the federal statutory rate of 21% primarily due to the net impact of the discrete state tax benefit associated with state apportionment changes, a stock compensation tax deduction and the Company's U.S. tax credits.

Loss before income taxes was $9.7 million and $71.1 million for the three and nine months ended September 30, 2020, respectively, while the income tax benefit was $5.7 million and $22.9 million for the three and nine months ended September 30, 2020, respectively. The effective tax rates were 58.8% and 32.6% for the three and nine months ended September 30, 2020, respectively. The effective tax rate for the three-month period ended September 30, 2020 differed from the federal statutory rate of 21% primarily due to the net impact of the tax benefit from U.S. state tax losses, the discrete tax benefits associated with the stock compensation tax deduction, and a decrease in the prior year valuation allowance for state net operating losses, offset by the discrete tax expense associated with the Company’s U.S. tax credits. The effective tax rate for the nine-month period ended September 30, 2020, differed from the federal statutory rate of 21% primarily due to the net impact of the tax benefit from U.S. state tax losses and the discrete tax benefit associated with the stock compensation tax deduction.

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

The following table summarizes the computations of basic and diluted net loss per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss - basic and diluted	$(2,085)	$(4,005)	(3,435)	(48,129)

Denominator:
Weighted average common shares - basic and diluted	132,869	133,760	133,763	133,177

Net loss per share - basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.36)

Due to the Company’s net loss position for the three and nine months ended September 30, 2021 and 2020, all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. Unvested performance-based RSUs were not included in the computation of basic and diluted net loss per share as certain performance criteria had not yet been satisfied. The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Performance-based RSUs	49	79	101	129
Service-based RSUs	404	435	547	520
Stock options	1,130	1,870	1,236	2,028

12. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company's satellite constellation hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $54.5 million had been paid as of September 30, 2021. Aireon also pays power fees of up to approximately $3.7 million per year under a hosting agreement (the “Hosting Agreement”), as well as data services fees of approximately $19.8 million per year for the delivery of the air traffic surveillance data under a data transmission services agreement. The Aireon ADS-B receivers were activated on an individual basis as the satellite on which the receiver is hosted began carrying traffic. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement an operating lease. The Company recognized $4.0 million of hosting fee revenue for each of the three months ended September 30, 2021 and 2020 and $12.0 million for each of the nine months ended September 30, 2021 and 2020. Aireon receivables under the Hosting Agreement totaled $3.5 million as of September 30, 2021. There were no such receivables as of December 31, 2020. The Company recorded power and data service revenue from Aireon of $5.9 million for each of the three months ended September 30, 2021 and 2020, and $17.6 million and $18.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.0 million and $2.3 million as of September 30, 2021 and December 31, 2020, respectively.

In December 2018, in connection with Aireon's entry into a debt facility, the Company and the other Aireon investors contributed their respective interests in Aireon into a new holding company, Aireon Holdings LLC, and entered into an amended and restated LLC agreement (the “Amended and Restated Limited Liability Company Agreement”). Aireon Holdings LLC holds 100% of the membership interests in Aireon LLC, which remains the operating entity. At each of September 30, 2021 and December 31, 2020, the Company's fully diluted ownership stake in Aireon Holdings LLC was approximately 35.7%, subject to certain redemption provisions contained in the Amended and Restated Limited Liability Company Agreement. In addition, pursuant to a debt facility for Aireon LLC provided by the Company and the other Aireon investors, the Company will participate pro-rata, based on its fully diluted ownership stake, in an investor bridge loan. In December 2020, the Company invested $0.2 million in the Aireon LLC debt facility, which was subsequently repaid in June 2021. The Company’s maximum commitment under the investor bridge loan is $10.7 million.

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
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 110 service providers, approximately 280 value-added resellers, or VARs, and approximately 85 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.
At September 30, 2021, we had approximately 1,690,000 billable subscribers worldwide, representing an increase of 18% from approximately 1,429,000 billable subscribers at September 30, 2020. We have a diverse customer base, with end users in the following lines of business: land mobile, maritime, aviation, Internet of Things, or IoT, hosted payloads and other data services and the U.S. government.
We recognize revenue from both the provision of services and the sale of equipment. Over the past several years, service revenue, including revenue from hosting and data services, has represented an increasing proportion of our revenue, and we expect that trend to continue.

Effects of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic and measures taken in response continue to affect countries, communities and markets around the world. Like many other businesses, we started to see a slowdown in the final weeks of March 2020 as a result of the widespread economic shutdown. Our distributors have also experienced business and operational restrictions, which continue to limit their ability to visit customers, complete new installations, and close on new business opportunities, particularly internationally. The economic slowdown extended through 2020 and into 2021, although we have seen significant recovery in some markets, most notably IoT. Other markets, including aviation and maritime, and some international areas continue to suffer significant effects from reduced activity during the pandemic. Aviation, in particular, has started to see recovery but may take years to recover to pre-pandemic levels. In other industries, such as maritime, the effects are significant, but vary greatly by region and business model, and we expect that additional shutdowns and other restrictions will continue to impact our results of operations. The ultimate effects of the COVID-19 pandemic are difficult to assess or predict with certainty at this time but may include additional risks. For further information on the potential effects of the COVID-19 pandemic on our business, financial condition and results of operations, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 11, 2021, as well as the “Risk Factors” section of this report below.

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
•competition from other satellite service providers and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;
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

Comparison of Our Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,				Change
	2021	% of Total Revenue	2020	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$127,774	78%	$116,914	77%	$10,860	9%
Subscriber equipment	26,898	17%	25,120	17%	1,778	7%
Engineering and support services	7,487	5%	9,438	6%	(1,951)	(21)%
Total revenue	162,159	100%	151,472	100%	10,687	7%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	25,186	16%	23,909	16%	1,277	5%
Cost of subscriber equipment	15,544	10%	15,429	10%	115	1%
Research and development	2,815	2%	3,116	2%	(301)	(10)%
Selling, general and administrative	25,897	16%	20,631	14%	5,266	26%
Depreciation and amortization	77,688	47%	75,654	50%	2,034	3%
Total operating expenses	147,130	91%	138,739	92%	8,391	6%
Operating income	15,029	9%	12,733	8%	2,296	18%

Other expense:
Interest expense, net	(17,614)	(10)%	(22,628)	(15)%	5,014	(22)%
Loss on extinguishment of debt	(879)	(1)%	—	—%	(879)	(100)%
Other income (expense), net	(81)	—%	205	—%	(286)	(140)%
Total other expense, net	(18,574)	(11)%	(22,423)	(15)%	3,849	(17)%
Loss before income taxes	(3,545)	(2)%	(9,690)	(7)%	6,145	(63)%
Income tax benefit	1,460	1%	5,685	4%	(4,225)	(74)%
Net loss	$(2,085)	(1)%	$(4,005)	(3)%	$1,920

Revenue
Commercial Service Revenue

	Three Months Ended September 30,
	2021			2020			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$45.7	372	$41	$42.8	352	$41	$2.9	20	$—
IoT data	30.0	1,156	8.93	25.4	924	9.48	4.6	232	(0.55)
Broadband (3)	11.5	13.0	299	9.1	11.4	270	2.4	1.6	29
Hosted payload and other data	14.7	N/A		14.5	N/A		0.2	N/A
Total commercial services	$101.9	1,541		$91.8	1,287		$10.1	254
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
For the three months ended September 30, 2021, total commercial services revenue increased $10.1 million, or 11%, from the prior year period primarily as a result of increases in IoT, voice and data, and broadband revenue. These increases were driven primarily by increases in billable subscribers across all commercial service lines. Commercial IoT revenue increased $4.6 million, or 18%, for the three months ended September 30, 2021, compared to the same period of the prior year. The increase in IoT revenue was driven by a 25% increase in IoT billable subscribers due to continued strength in consumer personal communications devices, as well as the lifting of many mobility restrictions that had been imposed due to COVID-19. The subscriber increase effect on revenue was partially offset by a 6% reduction in IoT ARPU, primarily due to the increased proportion of personal communication subscribers using lower ARPU plans, countered in part by an increase in usage and ARPU by aviation subscribers due to increases in air travel from the prior year quarter. Commercial voice and data revenue increased $2.9 million, or 7%, for the three months ended September 30, 2021, compared to the same period of the prior year. This increase was primarily due to an increase in volume across all voice and data services. Commercial broadband revenue increased $2.4 million, or 26%, for the three months ended September 30, 2021, compared to the prior year period, driven by an increase in broadband billable subscribers and an increase in ARPU associated with the increase in the mix of subscribers utilizing higher ARPU Iridium Certus broadband plans. Hosted payload and other service revenue remained relatively flat for the three months ended September 30, 2021, compared to the prior year period, at $14.7 million.
Government Service Revenue

	Three Months Ended September 30,
	2021		2020		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$25.9	149	$25.1	142	$0.8	7
(1)Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium® airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. The annual rate under the EMSS Contract increased from $103.0 million to $106.0 million during the third quarter of 2021.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $1.8 million, or 7%, for the three months ended September 30, 2021 compared to the prior year period, primarily due to an increase in the volume of handset sales, partially offset by a decrease in the volume of L-band transceiver device sales.
Engineering and Support Service Revenue

	Three Months Ended September 30,
	2021	2020	Change
	(Revenue in millions)
Commercial engineering and support services	$1.3	$1.1	$0.2
Government engineering and support services	6.2	8.3	(2.1)
Total engineering and support services	$7.5	$9.4	$(1.9)
Engineering and support service revenue decreased by $1.9 million or 20% for the three months ended September 30, 2021 compared to the prior year period, primarily due to the episodic nature of contract work under certain government contracts.

Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $1.3 million, or 5%, for the three months ended September 30, 2021 from the prior year period, primarily as a result of higher maintenance, product support and satellite operation costs, partially offset by the decrease in work under certain government engineering contracts, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $0.1 million, or 1%, for the three months ended September 30, 2021 compared to the prior year period primarily due to an increase in volume of higher margin handsets, partially offset by a decrease in the volume of L-band transceiver device sales.
Research and Development
Research and development expenses decreased by $0.3 million, or 10%, for the three months ended September 30, 2021 compared to the prior year period based on consistent spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $5.3 million, or 26%, for the three months ended September 30, 2021 compared to the prior year period, primarily due to higher management incentive costs incurred in the current year quarter as compared to the prior year quarter, which were adversely impacted by the COVID-19 pandemic. The increase was also partially due to higher legal and other professional fees, and stock appreciation rights expense in the current year quarter resulting from changes in our stock valuation between the respective reporting periods.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.0 million, or 3%, for the three months ended September 30, 2021 compared to the prior year period. The increase was primarily due to software enhancements related to our Iridium Certus service line that were placed into service during July 2021.
Other Expense
Interest Expense, Net
Interest expense, net decreased $5.0 million, or 22%, for the three months ended September 30, 2021 compared to the prior year period. The decrease resulted primarily from a decrease in the annual interest rate to LIBOR plus 2.5%, with a 0.75% LIBOR floor, from an annual interest rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor as a result of the repricing of our term loan with Deutsche Bank AG, or the Term Loan, in January 2021 and July 2021. The decrease in interest expense was offset in part by $1.3 million of third-party financing costs paid in the current year period in connection with the July repricing.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.9 million for the three months ended September 30, 2021. During July 2021, we repriced our Term Loan, and wrote off unamortized debt issuance costs related to several lenders who did not participate in the repricing and whose portions of the Term Loan were replaced by new or existing lenders. There was no extinguishment of debt during the prior year period.

Income Tax Benefit
For the three months ended September 30, 2021, our income tax benefit was $1.5 million, compared to $5.7 million for the prior year period. The decrease in income tax benefit was primarily related to a decrease in loss before income taxes compared to the prior year, a lower discrete tax benefit associated with stock compensation as a result of a lower number of exercised stock options, and a discrete state tax expense associated with state apportionment changes. This was offset in part by an increased benefit related to a decrease in the valuation allowance for state net operating losses compared to the prior year.
Net Loss
Net loss was $2.1 million for the three months ended September 30, 2021, compared to $4.0 million for the prior year period. The change was primarily a result of a $5.0 million decrease in interest expense, net, and a $2.3 million increase in operating income offset by the $4.2 million decrease in the income tax benefit as described above.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,				Change
	2021	% of Total Revenue	2020	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$365,247	79%	$346,239	79%	$19,008	5%
Subscriber equipment	72,607	16%	67,198	16%	5,409	8%
Engineering and support services	20,759	5%	23,495	5%	(2,736)	(12)%
Total revenue	458,613	100%	436,932	100%	21,681	5%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	71,784	16%	69,021	16%	2,763	4%
Cost of subscriber equipment	41,243	9%	39,772	9%	1,471	4%
Research and development	8,156	2%	7,940	2%	216	3%
Selling, general and administrative	72,524	16%	62,556	14%	9,968	16%
Depreciation and amortization	229,266	49%	227,260	52%	2,006	1%
Total operating expenses	422,973	92%	406,549	93%	16,424	4%
Operating income	35,640	8%	30,383	7%	5,257	17%

Other expense:
Interest expense, net	(58,013)	(13)%	(71,578)	(16)%	13,565	(19)%
Loss on extinguishment of debt	(879)	—%	(30,209)	(7)%	29,330	(97)%
Other income (expense), net	(225)	—%	332	—%	(557)	(168)%
Total other expense, net	(59,117)	(13)%	(101,455)	(23)%	42,338	(42)%
Loss before income taxes	(23,477)	(5)%	(71,072)	(16)%	47,595	(67)%
Income tax benefit	20,042	4%	22,943	5%	(2,901)	(13)%
Net loss	$(3,435)	(1)%	$(48,129)	(11)%	$44,694	(93)%

Revenue
Commercial Service Revenue

	Nine Months Ended September 30,
	2021			2020			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$130.4	372	$40	$126.8	352	$40	$3.6	20	$—
IoT data	82.0	1,156	8.60	71.8	924	9.25	10.2	232	(0.65)
Broadband (3)	31.5	13.0	284	26.3	11.4	263	5.2	1.6	21
Hosted payload and other data	43.9	N/A		46.2	N/A		(2.3)	N/A
Total commercial services	$287.8	1,541		$271.1	1,287		$16.7	254
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
For the nine months ended September 30, 2021, total commercial services revenue increased $16.7 million, or 6%, from the prior year period primarily as a result of increases in IoT, broadband, and voice and data revenue mainly driven by increases in billable subscribers. Commercial IoT revenue increased $10.2 million, or 14%, for the nine months ended September 30, 2021, compared to the prior year period. The increase in IoT revenue was driven by a 25% increase in IoT billable subscribers due to continued strength in personal communications devices, as well as the lifting of many mobility restrictions that had been imposed due to COVID-19. The subscriber increase effect on revenue was partially offset by a 7% reduction in IoT ARPU, primarily due to the increased proportion of personal communication subscribers using lower ARPU plans, countered in part by an increase in usage and ARPU by aviation subscribers due to increases in air travel from the prior year quarter. Commercial broadband revenue increased $5.2 million, or 20%, for the nine months ended September 30, 2021, compared to the prior year period, due primarily to the increase in broadband billable subscribers and an increase in ARPU associated with the increase in the mix of subscribers utilizing higher ARPU Iridium Certus broadband plans. Commercial voice and data revenue increased $3.6 million, or 3%, from the prior year period primarily due to an increase in volume across all voice and data services. These increases were offset in part by a decrease in hosted payload and other service revenue of $2.3 million, or 5%, for the nine months ended September 30, 2021, compared to the prior year period. This decrease was due to two non-recurring events, a data billing settlement that resulted in recognition of $1.3 million in the prior year period, plus the recognition of an additional $1.4 million of additional hosting data service revenue in the prior year due to an updated estimate of data service usage.
Government Service Revenue

	Nine Months Ended September 30,
	2021		2020		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$77.4	149	$75.1	142	$2.3	7
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to the EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. The annual rate under the EMSS Contract increased from $103.0 million to $106.0 million during the third quarter of 2021 and from $100.0 million to $103.0 million during the third quarter of 2020.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $5.4 million, or 8%, for the nine months ended September 30, 2021 compared to the prior year period, primarily due to an increase in the volume of handset and IoT device sales, partially offset by a decrease in the volume of L-band transceiver device sales.
Engineering and Support Service Revenue

	Nine Months Ended September 30,
	2021	2020	Change
	(Revenue in millions)
Commercial engineering and support services	$3.0	$3.3	$(0.3)
Government engineering and support services	17.8	20.2	(2.4)
Total engineering and support services	$20.8	$23.5	$(2.7)
Engineering and support service revenue decreased $2.7 million, or 12%, for the nine months ended September 30, 2021 compared to the prior year period primarily due to the episodic nature of contract work under certain government projects.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $2.8 million, or 4%, for the nine months ended September 30, 2021 from the prior year period, primarily as a result of higher maintenance, product support and network operation costs, partially offset by the decrease in work under certain government engineering contracts, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment increased by $1.5 million, or 4%, for the nine months ended September 30, 2021 compared to the prior year period primarily due to an increase in volume of higher margin handsets and an increase in IoT device sales, partially offset by a decrease in the volume of L-band transceiver device sales.
Research and Development
Research and development expenses increased by $0.2 million, or 3%, for the nine months ended September 30, 2021 compared to the prior year period based on consistent spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses increased by $10.0 million, or 16%, for the nine months ended September 30, 2021 compared to the prior year period, primarily due to higher management incentive costs incurred in the current year period as compared to the prior year period, which were adversely impacted by the COVID-19 pandemic. The increase was also partially due to higher stock appreciation rights expense in the current year resulting from changes in our stock valuation between the respective reporting periods. These increases in costs were offset in part by a decrease in legal fees and bad debt expense.
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
Other Expense
Interest Expense, Net
Interest expense, net decreased $13.6 million for the nine months ended September 30, 2021 compared to the prior year period. The decrease resulted primarily from a decrease in the annual interest rate to LIBOR plus 2.5%, with a 0.75% LIBOR floor, from an annual interest rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor as a result of the repricing of our Term Loan in January 2021 and July 2021. The decrease in interest expense was offset in part by $4.9 million of third-party financing costs paid in the current year period in connection with the repricings.

Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.9 million for the nine months ended September 30, 2021 compared to a $30.2 million loss on extinguishment of debt recorded for the nine months ended September 30, 2020. During July 2021, we repriced our Term Loan and wrote off unamortized debt issuance costs related to several lenders who did not participate in the repricing and whose portions of the Term Loan were replaced by new or existing lenders. The loss on extinguishment of debt in 2020 resulted from the write off of unamortized debt issuance costs when we closed on an additional $200.0 million under our Term Loan in February 2020 and used the proceeds, together with cash on hand, to prepay all of the indebtedness outstanding under our senior unsecured notes, including premiums for early prepayment.
Income Tax Benefit
For the nine months ended September 30, 2021, our income tax benefit was $20.0 million, compared to income tax benefit of $22.9 million for the prior year period. The decrease in income tax benefit was primarily related to a decrease in loss before income taxes compared to the prior year. This was offset in part by the discrete state tax benefit associated with state apportionment changes and a greater stock compensation tax deduction which resulted from an increase in the value of both stock options exercised and vested restricted stock units.
Net Loss
Net loss was $3.4 million for the nine months ended September 30, 2021, compared to $48.1 million for the prior year period. The change primarily resulted from the $29.3 million decrease in the loss on extinguishment of debt, the $13.6 million decrease in interest expense, net, as well as the $5.3 million increase in operating income. These changes were offset by the $2.9 million decrease in the income tax benefit as described above.

Liquidity and Capital Resources

In November 2019, we issued our $1,450.0 million Term Loan with an accompanying $100.0 million revolving loan, or the Revolving Facility, or, collectively, the Credit Agreement. Both facilities are under a credit agreement with the lenders, or the Credit Agreement.

In February 2020, we issued an additional $200.0 million under our Term Loan and used the proceeds and approximately $183.5 million of cash on hand to repay in full all of the indebtedness outstanding under our senior unsecured notes, including premiums for early repayment.

In both January 2021 and July 2021, we repriced all borrowings outstanding under our Term Loan. The Term Loan now bears interest at an annual rate of LIBOR plus 2.50%, with a 0.75% LIBOR floor. All other terms remain the same, including maturity in November 2026. To reprice the Term Loan in January 2021 and July 2021, we incurred third-party financing costs of $3.6 million and $1.3 million, respectively. On July 21, 2021, we entered into an interest rate cap agreement, or the Cap, beginning in November 2021. The Cap is intended to manage our exposure to interest rate movements on a portion of our Term Loan. The Cap provides the right to receive payment if one-month LIBOR exceeds the contractual rate of 1.5%. Beginning in December 2021, we will pay a fixed monthly premium at an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1,000.0 million as of September 30, 2021.

As of September 30, 2021, we reported an aggregate balance of $1,625.3 million in borrowings under the Term Loan, before $24.2 million of net deferred financing costs, for a net principal balance of $1,601.0 million outstanding in our condensed consolidated balance sheet. We have not drawn on our Revolving Facility.

Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of September 30, 2021.

The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. Our mandatory excess cash flow prepayment, as specified in the Credit Agreement, was calculated to be $12.7 million as of

December 31, 2020. Lenders have the right to decline payment. As such, we paid $4.7 million to lenders who did not decline payment in May 2021. This amount counted towards our required quarterly principal payments through September 30, 2021. The Credit Agreement permits repayment, prepayment, and repricing transactions.

As of September 30, 2021, our total cash and cash equivalents balance was $287.0 million, our marketable securities balance was $2.0 million, and we had $100.0 million of borrowing availability under our Revolving Facility. In addition to the Revolving Facility, our principal sources of liquidity are cash, cash equivalents and internally generated cash flows. Our principal liquidity requirements over the next twelve months are primarily principal and interest on the Term Loan, working capital and potential share repurchases under the share repurchase program described in Note 8 to the financial statements included in this report.

We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2021	2020	Change
	(In thousands)
Cash provided by operating activities	$213,137	$179,137	$34,000
Cash used in investing activities	$(23,744)	$(29,267)	$5,523
Cash used in financing activities	$(139,731)	$(188,480)	$48,749

Cash Flows Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 increased by $34.0 million from the prior year period. Net loss, as adjusted for non-cash activities, improved by $27.2 million over the prior year, primarily as a result of improved profitability. Net cash from operating activities also increased related to working capital changes of approximately $6.8 million. Working capital increased primarily as a result of a decrease in accrued expenses and other current liabilities, which decreased due to a decreased payout on management incentives due to the COVID-19 impact on 2020 results. Working capital also increased as a result of a decrease in the interest payable compared to the prior year. These increases were offset by net cash outflows resulting from the timing of customer collections and payments to vendors.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 decreased by $5.5 million from the prior year period due primarily to maturities of marketable securities in the current year. Capital expenditures remained relatively flat between the periods. We continue to expect our capital expenditures to average approximately $40.0 million per year until 2029.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2021 decreased by $48.7 million compared to the prior year period primarily due to lower net principal payments as we utilized our cash to pay down additional debt in the prior year. The combination of full repayment of the senior unsecured notes and additional borrowings under the Term Loan resulted in net payments of $189.7 million for the nine months ended September 30, 2020 compared to net payments of $12.4 million for 2021. This decrease in cash outflows was partially offset by $125.1 million used in 2021 for the repurchase of our common stock. See Note 5 to our condensed consolidated financial statements included in this report for further discussion of our indebtedness and Note 8 for further information on our stock repurchase program.

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

We had an outstanding aggregate balance of $1,625.3 million under the Term Loan as of September 30, 2021. We executed a long-term interest rate swap, or the Swap, for $1,000.0 million of the Term Loan, through November 2021. On July 21, 2021, we entered into an interest rate cap agreement beginning in November 2021, or the Cap. The Cap will manage our exposure to interest rate movements on a portion of our Term Loan following the expiration of the Swap. The Cap provides the right to receive payment if one-month LIBOR exceeds the contractual rate of 1.5%. For the portion of the Term Loan not covered under our hedging arrangements, we pay interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.5%, with a 0.75% LIBOR floor. Accordingly, we are subject to interest rate fluctuations in future periods. A one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.

We have not borrowed under our Revolving Facility. Accordingly, although the Revolving Facility bears interest at LIBOR plus 3.75%, without a LIBOR floor, if and as drawn, we are not currently exposed to fluctuations in interest rates with respect to our Revolving Facility.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Further, our manufacturers and suppliers may cease production of our components or products or become capacity-constrained, or could face financial difficulties as a result of a surge in demand, a natural disaster or other event, including the impacts of the COVID-19 pandemic. For example, several of our suppliers are experiencing production delays as a result of the global silicon chip shortage. As a result, we have experienced and expect to continue to experience delays in fulfilling some product orders and are evaluating replacement components and product changes. These delays have increased our costs and reduced our sales of those products and use of the related services, and we expect these effects to continue into 2022.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value) of shares that may yet be purchased under the plans or programs
July 1-31	71,818	$36.73	71,818	$174.9 million
August 1-31	—	—	—	$174.9 million
September 1-30	—	—	—	$174.9 million
Total	71,818	$36.73	71,818	—

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
10.1†
Amendment No. 3 to Credit Agreement dated November 4, 2019, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, Various Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, dated as of July 28, 2021, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2021.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the Securities and Exchange Commission on October 19, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: October 19, 2021