Form 10-K
period 2021-12-31
Iridium Communications Inc.
filed 2022-02-17
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3,410.7 million.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 15, 2022 was 128,373,452.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2021

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

PART I

Item 1. Business

Corporate Background

Iridium Communications Inc. (“we,” “us,” or “Iridium”) was formed as GHL Acquisition Corp., a special purpose acquisition company, in November 2007, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. On February 21, 2008, we consummated our initial public offering. On September 29, 2009, we acquired, directly and indirectly, all the outstanding equity of Iridium Holdings LLC, or Iridium Holdings, and changed our name from GHL Acquisition Corp. to Iridium Communications Inc.

Iridium Holdings was formed under the laws of Delaware in 2000, and on December 11, 2000, Iridium Holdings, through its wholly owned subsidiary Iridium Satellite LLC, or Iridium Satellite, acquired certain satellite assets from Iridium LLC, a non-affiliated debtor in possession, pursuant to an asset purchase agreement.

Business Overview

We are the only commercial provider of communications services offering true global coverage, connecting people, organizations and assets to and from anywhere, in real time. Our low-earth orbit (LEO), L-band network provides reliable, weather-resilient communications services to regions of the world where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

The current Iridium® constellation was completed in 2019 and fully replaced our first-generation system while maintaining compatibility with all end-user equipment. In addition to supporting new products with higher data speeds, it also hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on our satellites. We formed Aireon LLC in 2011, with subsequent investments from the air navigation service providers, or ANSPs, of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to provide the service to our co-investors in Aireon and to other ANSPs around the world, including the U.S. Federal Aviation Administration, or FAA. Aireon has also contracted to pay us a fee to host the ADS-B receivers on our satellites, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium system. In addition, we have entered into an agreement with L3Harris Technologies, Inc., or L3Harris, the manufacturer of the Aireon hosted payload, pursuant to which L3Harris pays us fees to allocate the remaining hosted payload capacity to its customers and data service fees on behalf of these customers.

Our commercial business, which we view as our primary source of long-term growth, is diverse and serves markets such as emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction, railways and other transportation. Many of our end users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, email and data transfer, including telematics and personal location tracking, and to provide mobile communications services for employees in areas inadequately served by other telecommunications networks. Commercial enterprises use our services to track assets in remote areas and provide telematics information such as location and engine diagnostics. Ship crews and passengers use our services for ship-to-shore calling, as well as to send and receive email and data files, and to receive electronic media, weather reports, emergency bulletins and electronic charts. Shipping operators use our services to manage operations on board ships and to transmit data, such as course, speed, fuel, weather and other navigation service data. Aviation end users use our services for air-to-ground telephony and data communications for position reporting, flight following, emergency tracking, weather information, electronic flight bag updates, and airline operational communications. Explorers and adventurers use our services as a safety and critical communications lifeline to remain in contact with friends and family, as well as for emergency distress signals. We have also seen growing adoption of our services to support autonomous systems, for which Iridium is used for command and control, image transmission and environmental data gathering via unmanned aerial, underwater and surface vehicles. Iridium Certus® provides a platform for our partners to develop specialized broadband and midband (a term we use to describe services between our legacy 2.4 Kbps narrowband and our 128 Kbps and higher broadband offerings) applications on our network. With broadband services provided for the maritime and land-mobile industries and a recently launched midband service designed for maximum mobility, Iridium Certus offers the flexibility to scale device speeds, sizes and power requirements both up and down based on the needs of the end-user. We expect that these and future Iridium Certus service offerings will continue to drive growth opportunities in our commercial business.

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $129.7 million in service and engineering and support service revenue, or 21% of our total revenue, for the year ended December 31, 2021. This does not include revenue from the sale of equipment that may be ultimately purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack specific visibility into these activities and the related revenue. We are operating under a multi-year, fixed-price contract with the U.S. government, which we refer to as our Enhanced Mobile Satellite Services, or EMSS, contract to provide specified satellite airtime services for an unlimited number of U.S. Department of Defense and other federal government subscribers. The EMSS contract, entered into in September 2019, has a total value of $738.5 million over its seven-year term, through September 2026, with annual revenues to us between $100 million and $110.5 million over the term. We may provide other services, such as Iridium Certus, to the U.S. government under separate arrangements for an additional fee.

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

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 100 service providers, approximately 285 value-added resellers, or VARs, and approximately 85 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At December 31, 2021, we had approximately 1,723,000 billable subscribers worldwide, representing a 17% increase compared to December 31, 2020. Total revenue increased from $583.4 million in 2020 to $614.5 million in 2021.

Industry

We compete primarily in the mobile satellite services sector of the global communications industry. Mobile satellite services operators provide voice and data services to people and machines using a network of satellites and ground facilities. Mobile satellite services are intended to meet users’ needs for connectivity in all locations where terrestrial wireless and wireline communications networks do not exist, do not provide sufficient coverage, or are impaired, including rural and developing areas that lack adequate wireless or wireline networks, airways, ocean and polar regions where few alternatives exist, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

We believe that increasing mobile penetration creates additional demand for mobile satellite services. According to a 2021 study by the GSM Association, unique mobile subscribers, excluding cellular Internet of Things, or IoT, reached 5.2 billion throughout the world as of the end of 2020 and are projected to reach 5.7 billion by 2025.

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

The mobile satellite services sector of the global telecommunications industry also benefits from the continued development of innovative, lower-cost technology and applications integrating mobile satellite products and services, including the continued advancement of IoT. We believe that growth in demand for mobile satellite services is driven in large part by the declining cost of these services, the diminishing size and lower costs of voice, data and IoT devices, the rollout of new applications tailored to the specific needs of customers across a variety of markets, and expansion into new international markets.

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

Within the two major satellite sectors, fixed satellite services and mobile satellite services, the products that operators offer differ significantly from each other with respect to size of antenna and types of services that the products can offer. Fixed satellite services providers, such as Intelsat S.A., Eutelsat Communications S.A. and SES S.A., are characterized by large, often stationary or fixed ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high-speed data customers and international telephone markets. By contrast, mobile satellite services providers, such as us, focus more on voice and data services, where mobility and small-sized terminals are essential. Other mobile satellite service providers include Globalstar, Inc., ORBCOMM Inc., and in some portions of their businesses, Inmarsat Global Limited and new entrants such as SpaceX’s Starlink and Network Access Associates Limited’s OneWeb.

LEO systems, such as the one we operate, generally have lower transmission delays, or latency, than GEO systems, due to the shorter distance signals have to travel, which also enables the use of smaller antennas on mobile devices. Our L-band spectrum is also more resistant to weather interference than the K-band spectrum used by new entrants such as Starlink and OneWeb. We believe the unique interlinked mesh architecture of our constellation, combined with the global footprint of our satellites, distinguishes us from regional LEO satellite operators such as Globalstar and ORBCOMM, by allowing us to route voice and data transmissions to and from anywhere on the earth’s surface without the need for local ground infrastructure. As a result, we are the only mobile satellite services operator offering real-time, weather-resilient, low-latency services with true global coverage, including full coverage of the polar regions.

Our Competitive Strengths
•Our Constellation. Our unique satellite constellation provides true global and weather-resilient coverage, which enables our Iridium Certus platform offerings and empowers the development of a range of new global products and services, as well as supporting Aireon’s aircraft tracking service and other hosted payload missions. Our network design of 66 operational satellites uses an interlinked mesh architecture to transmit signals from satellite to satellite, which reduces the need for multiple local ground stations around the world and facilitates the global reach of our services. Many of our competitors use GEO satellites, which orbit above the earth’s equator, limiting their visibility to far northern or southern latitudes and polar regions. LEO satellites from operators like Globalstar and ORBCOMM use an architecture commonly referred to as “bent pipe,” which requires voice and data transmissions to be immediately routed to ground stations in the same region as the satellite and can only provide real-time service when they are within view of a ground station, limiting coverage to areas near where they have been able to license and locate ground infrastructure. The LEO design of our satellite constellation produces minimal voice and data transmission delays compared to GEO systems due to the shorter distance our signals have to travel, and LEO systems typically have smaller antenna and power requirements. Our L-band spectrum is also more resistant to weather interference than the K-band spectrum used by many of our competitors.
•Attractive and growing markets. We believe that mobile satellite services will continue to experience growth driven by the increasing awareness of the need for reliable mobile voice and data communications services, the lack of coverage of most of the earth's surface by terrestrial wireless systems, and the continued development of innovative, lower-cost technology, applications integrating mobile satellite products and services, including embedding satellite capability into terrestrial smartphones, and the continued development of the IoT. Only satellite providers can offer global coverage, and developing a satellite network requires significant financial investment, as well as technological and regulatory challenges. We believe that we are well-positioned to capitalize on the growth in our industry from end users who require reliable, easy-to-use mobile communications services in all locations.
•Strategic relationship with the U.S. government. The U.S. government is our largest single customer, and we have provided airtime services to the U.S. government (particularly the Department of Defense, or DoD) since our inception. We believe the U.S. government views our encrypted handset, IoT devices, DTCS and other products as mission-critical services and equipment. The U.S. government continues to make significant investments in a dedicated gateway on a U.S. government site to provide operational security and allow U.S. government handset and IoT users to communicate securely with other U.S. government communications equipment. This gateway is only compatible with our satellite network. In September 2019, we entered into the EMSS contract and continue to see significant usage of our network under this contract. With ongoing investments by the DoD, we expect to see growth in adoption as enhancements are implemented and new services are launched.
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

Our Business and Growth Strategies
•Leverage our largely fixed-cost infrastructure to grow our service revenue. Our business model is characterized by high capital costs, primarily incurred every 10 to 15 years, in connection with designing, building and launching new generations of our satellite constellation, and a low incremental cost of providing service to additional end users. We believe that service revenue will continue to be our largest source of future growth and profits, and we intend to focus on growing both our commercial and government service revenue in order to leverage our largely fixed-cost infrastructure. In particular, we believe that competitive broadband, midband and narrowband data services through

Iridium Certus and satellite IoT services, where we are engaging large, global enterprises as long-term customers for data and telematics solutions, represent our greatest opportunities for service revenue growth.
•Expand our target markets through the development of new products and services. We believe that we can expand our target markets by developing and offering a broader range of products and services, including a wider array of cost-effective and competitive broadband, midband and IoT data services using Iridium Certus technology to complement and expand on our existing legacy narrowband services. Iridium Certus is a multi-service platform that can deliver a range of services, from voice to a high-throughput L-band data connection, at a range of competitive price points, data speeds, and terminal dimensions to meet an expanding set of customer requirements. Iridium Certus services will include background IP data, high quality voice, messaging, and safety services, including Global Maritime Distress and Safety System, or GMDSS, and Aeronautical Mobile Satellite (Route) Service, or AMS(R)S. During 2021 we also introduced a new broadband service, Iridium Certus 200, offering uncompressed transmission speeds up to 176 Kbps and up to three high-quality voice lines through a small, lightweight and cost-effective antenna, and a new midband service, Iridium Certus 100, enabling small, low-profile antennas and battery-powered devices designed for maximum mobility, but with IP data speeds that efficiently support sending important pictures, emails and other vital information from remote places.
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
•Continued growth in services provided to the U.S. government. Under our EMSS contract, we provide Iridium airtime services, including unlimited global standard and secure voice, paging, fax, Short Burst Data®, Iridium Burst®, RUDICS and DTCS services for an unlimited number of Department of Defense and other federal government subscribers. The fixed-price rate for the current year of the EMSS contract is $106 million, with increases thereafter up to $110.5 million for the final contract year ending in September 2026. Other services such as Iridium Certus and Satellite Time and Location provide us with opportunities to offer new products and services to the U.S. government for an additional fee.
•Continue to expand our distribution network. We believe our wholesale distribution network lowers our costs and risks, and we plan to continue to selectively expand our network of service providers, VAMs and VARs, to expand our sales and distribution efforts geographically, and to add additional industries or lines of business. We expect that our current and future value-added partners will continue to develop customized products, services and applications targeted to the land mobile, IoT, maritime, aviation and government markets. We believe these markets and the new service providers, VAMs and VARs who join our network as a result of new product offerings represent an attractive opportunity for continued subscriber and revenue growth.
•Continue to support Aireon in the execution of its business plan. Aireon, which we formed in 2011, is our primary hosted payload customer. Aireon received subsequent investments from five ANSPs: NAV CANADA, Enav (Italy), NATS (United Kingdom), Naviair (Denmark) and the Irish Aviation Authority. Aireon developed an ADS-B receiver payload that is hosted on our satellites and gathers ADS-B position information from aircraft to provide a global air traffic surveillance service. Aireon has contracted to offer its service to ANSPs, the FAA, and other commercial customers worldwide. Aireon has also contracted to pay us a fee to host their payloads on our satellites and pays us data service fees for the delivery of the air traffic surveillance data from those payloads over the Iridium system. We will also continue to hold a meaningful equity stake in Aireon.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of approximately 100 service providers, approximately 285 VARs and approximately 85 VAMs. These distributors sell our products and services to end users, either directly or indirectly through service providers, VARs or dealers. Of these distributors, 54 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific lines of business. We also sell airtime services directly to the U.S. government, including the Department of Defense, for resale to other government agencies. The

U.S. government and international government agencies may purchase additional services as well as our products and related applications through our network of distributors.

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

Commercial Markets

We view our commercial business as our primary source of long-term growth. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voice mail. Unlike service providers, our VARs typically focus more on data applications and provide a broader array of value-added services specifically targeted to the niche markets they serve, such as IoT, maritime, aviation and government markets, where high-use customers with specialized needs are concentrated. These VARs integrate our handsets, transceivers, high-speed data devices and Short Burst Data, or SBD®, modems with other hardware and software to create packaged solutions for end users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, such as Caterpillar Inc., the Department of Defense, and other U.S. and foreign government agencies. Our service providers include satellite service providers such as Marlink AS, Applied Satellite Technology Limited and Network Innovations, as well as some of the largest telecommunications companies in the world, including Telstra Corporation Limited, KDDI Corporation and Singapore Telecommunications Limited. Our VARs include ARINC Incorporated, Blue Sky Network, LLC, Garmin Services Inc., Gogo Business Aviation LLC, Komatsu Ltd, Kore Telematics Inc., MetOcean Telematics Limited, NAL Research Corporation and Zunibal S.A.

We also sell our products to VAMs, who integrate our transceivers or chipsets into their proprietary hardware. These VAMs produce specialized end-user equipment, including integrated ship, vehicular and aviation communications systems, and global asset tracking devices, which they offer to end users in IoT, maritime, aviation and government markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. Our VAMs include Beam Communications Pty Ltd., Calamp Wireless Networks Corporation, Garmin Services Inc. and Honeywell Global Tracking Limited.

In addition to VARs and VAMs, we maintain relationships with approximately 75 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing and support expenses. Our VADs include Pivotel Satellite Pty Ltd., Rockwell Collins Inc. and two10degrees Limited.

We use a wholesale rate structure for our commercial products and services. Under our distribution agreements, we charge our distributors wholesale rates for commercial products and services, subject to discount and promotional arrangements and geographic pricing. We also charge fixed monthly access fees per subscriber for some of our services. Our distributors are in turn responsible for setting their own pricing to end users. Our agreements with distributors typically have terms of one year and are automatically renewable for additional one-year terms, subject to termination rights. We believe this business model reduces back-office complexities and costs and allows distributors to remain focused on revenue generation, while also providing incentives for distributors to focus on selling our commercial product and service portfolio and developing additional applications.

Government Markets

We provide mission-critical mobile satellite products and services to all military branches of the Department of Defense as well as other U.S. government departments and agencies. These users require voice and two-way data capability with global coverage, low latency, mobility and security and often operate in areas where no other terrestrial or wireless means of communications are available. We believe we are well positioned to satisfy demand from these users. Our 9575A handset is the only commercial, mobile handheld satellite phone that is capable of Type I encryption accredited by the U.S. National Security Agency for Top Secret voice communications. In addition, the U.S. government continues to make significant investments in a dedicated gateway that provides operational security and allows users of encrypted U.S. government handsets to communicate securely with other U.S. government communications equipment. These investments include upgrading the gateway to take advantage of the enhanced capabilities of our new network, including Iridium Certus and other enhanced services. This U.S. government gateway is only compatible with our satellite network.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our seven-year EMSS contract managed by the U.S. Space Force, which we entered into in September 2019. Under the terms of this agreement, authorized customers utilize our airtime services through the U.S. government’s dedicated gateway. These services include unlimited global standard and secure voice, broadcast, netted or DTCS and select other services for an unlimited number of U.S. government subscribers. Other services may be purchased at an additional cost. The fixed-price rate for the current year of the EMSS contract is $106 million, with increases in annual value resulting in a total contract value of $738.5 million over the seven-year term. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, which typically integrate them with other products and technologies. We may provide other services, such as Iridium Certus, to the U.S. government under separate arrangements for an additional fee. Through December 31, 2021, we have invested approximately $8.3 million to support the U.S. government's implementation of our enhanced services at its dedicated gateway, which we account for as cost of services in our consolidated financial statements. We expect to invest another approximately $3.7 million during the year ending December 31, 2022.

We also provide maintenance services for the U.S. government gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by the U.S. Space Force. This agreement, which became effective in April 2019, provides for a six-month base term and four one-year options, the first three of which have been exercised, for a total value of the contract to us of approximately $54 million.

In October 2019, we were also awarded a five-year indefinite-delivery/indefinite-quantity, or IDIQ, contract managed by the U.S. Space Force to enable ongoing innovation and enhancements for the U.S. government gateway. This contract has a one-year base period and four one-year options, the first two of which have been exercised, with a value of up to $76 million to us over the five-year period.

U.S. government services accounted for approximately 21% of our total revenue for the year ended December 31, 2021. Our reported U.S. government revenue includes airtime revenue derived from the EMSS contract and services provided through the GMSS contract, the IDIQ contract, and other engineering and support contracts with the U.S. government. Pursuant to federal acquisition regulations, the U.S. government may terminate the EMSS, GMSS or IDIQ contracts, in whole or in part, at any time.

Our government revenue does not include airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, which we report as commercial service revenue, or equipment purchased by government customers from third-party distributors. We are unable to determine the specific amount of U.S. government revenue derived from these commercial sources.

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

Commercial Voice and Data and Commercial Broadband

We offer commercial voice and data and commercial broadband services primarily in the land mobile, maritime, and aviation sectors. Beginning in 2020, we separately report commercial Iridium Certus broadband revenue with Iridium OpenPort® service revenue as commercial broadband revenue, and prior year periods have been conformed to this presentation in our financial information included in this report. Previously, Iridium Certus broadband revenue and Iridium OpenPort service revenue were included in commercial voice and data revenue. Because there is considerable overlap in these sectors, we continue to combine our discussion of these revenue lines in this report, noting within the discussion where our broadband services contribute, particularly in maritime.

Land Mobile

We are the leading provider of mobile satellite communications services to the land mobile sector, providing handset services to areas not served or inconsistently served by existing terrestrial communications networks. In a 2021 report, TMF Associates reported that there were approximately 756,000 land voice satellite units in service in 2020. Mining, forestry, construction, oil and gas, utilities, heavy industry and transport companies as well as the military, public safety and disaster relief agencies are significant users of our land mobile services. Sales of Iridium GO! and Iridium PTT services also contribute to the land mobile sector. We believe that demand for mobile communications devices operating outside the coverage of terrestrial networks, combined with our small, lightweight, durable handsets with true global coverage, will allow us to capitalize on growth opportunities among these users.

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

Our land mobile end users utilize our satellite communications services for:
•Voice and data: Multinational corporations in various sectors use our services for business telephony, email and data transfer services, location-based services, broadband and to provide telephony services for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and while conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor users rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage. Iridium PTT offers non-governmental organizations (NGOs), military, first responder, oil and gas, civil government and other users the ability to hold group calls using the Iridium Extreme® PTT handset or other devices developed by our VAMs and VARs using the Iridium 9523 PTT core transceiver. The Thales MissionLINK terminal, the first Iridium Certus offering in the land mobile area, allows rapid deployment and on-the-move communications, location tracking and telemetry. During 2021, we also introduced Iridium Certus midband service for our commercial and government land mobile customers.
•Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls and to establish data, email, internet and corporate network connections.
•Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of natural disasters such as Hurricanes Dorian, Harvey, Irma and Maria, and earthquakes in Haiti in 2021 and the Mexico City area in 2017. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America. Further, many enterprises and governments include mobile satellite services such as ours as part of their PACE plan (Primary/Alternate/Contingency/Emergency), to maintain communications continuity in case of terrestrial communication network outages.
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
Maritime

We serve the commercial maritime market with a variety of products, including broadband terminals, embedded devices and handsets. This market includes merchant shipping, fishing, leisure and research vessels, and specialized watercraft. Since we introduced Iridium Certus broadband in January 2019, Iridium Certus services have accounted for an increasing portion of our revenue from this market, and we expect that trend to continue, although we still support our legacy broadband offering, Iridium OpenPort service. Our products and services targeting the maritime market typically have high average revenue per subscriber. Once one of our maritime systems is installed on a vessel, it often generates a multi-year recurring revenue stream from the customer. To take advantage of this, from time to time we may offer promotions or rebates to accelerate new customer acquisitions and solidify this expected long-term revenue stream.

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

Maritime end users utilize our satellite communications services for the following:
•Business critical data applications: Ship operators use our services to exchange email and data files and to receive other information such as meteorological reports, emergency bulletins, cargo and voyage data and electronic chart updates. We believe the breadth of our Iridium Certus offerings provides attractively priced options for shipping operators and fishing fleets seeking increased functionality, as well as for yachts, work boats and other vessels for which traditional marine satellite systems have typically been costly and underperforming. In conjunction with our distributors, we also offer additional services that permit service providers and VARs to offer complete integrated solutions for prepaid calling, email and IP-based data communications. For example, one of our distribution partners, KVH Industries, Inc., has been integrating Iridium Certus with its miniature Very Small Aperture Terminal, or mini-VSATSM, broadband service to provide companion connectivity when the mini-VSAT terminal is out of its coverage area or non-operational.
•Voice services: Maritime global voice services are used for both vessel operations and communications for crew welfare. Merchant shipping companies use phone cards for crew use at preferential around-the-clock flat rates.
•Vessel management and asset tracking: Shipping operators use our services to manage operations on ships and to transmit data, such as course, speed and fuel stock. Our services are commonly integrated with GPS to provide a real-time position reporting capability. Many fishing vessels are required by law to carry terminals using approved mobile satellite services for tracking purposes as well as to monitor catches and to ensure compliance with geographic fishing restrictions. European Union regulations, for example, require EU-registered fishing vessels of over 15 meters to carry terminals for the purpose of positional reporting of those vessels. Furthermore, new environmental regulations in some jurisdictions are expected to require monitoring of merchant vessels in territorial waters, which would provide an additional growth opportunity for us.
•Safety and Security applications: Ships in distress, including as a result of potential piracy, hijack or terrorist activity, rely on mobile satellite voice and data services. The Ship Security and Alert Systems, or SSAS, and Long Range Identification Tracking, or LRIT, regulations were adopted by the International Maritime Organization, or IMO, to enhance maritime security in response to the threat from terrorism and piracy. Most deep-sea passenger and cargo ships must be fitted with a device that can send an alert message containing the ship’s ID and position whenever the ship is under threat or has been compromised. In addition, the IMO and a NATO advisory group have recommended the installation of a safe room or citadel equipped with a standalone secure communication link the crew can use from inside the room to communicate with rescuing forces. Our distribution partners have developed several product solutions using our network to meet these requirements for merchant and fishing vessels.
In addition, we have been recognized by the IMO as a provider for the GMDSS. The GMDSS is a maritime service built to alert a maritime rescue coordination center of each vessel’s situation and position, information that can then be used to coordinate search and rescue efforts among ships in the area. As part of the GMDSS service, navigational and meteorological information is distributed to vessels. The IMO requires all vessels flagged by signatories to the International Convention for the Safety of Life at Sea, or SOLAS, over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that provide GMDSS services. GMDSS service using our network became available in 2020, and our partners offer maritime terminals that include GMDSS service capabilities to vessel operators.

Aviation

We are one of the leading providers of mobile satellite communications services to the aviation sector. Our services are increasingly used in commercial and government aviation applications, principally by corporate jets, corporate and government helicopter fleets, specialized general aviation fleets, such as medevac companies and fire suppression fleets, and high-end personal aircraft. Our services are also employed by commercial airline operators for flight deck voice and data link services for aircraft operational and safety communications. As a result of authorizations by the FAA and U.S. Federal Communications Commission, or FCC, for us to provide air traffic datalink communications, commercial operators are installing avionics that use the Iridium network on the flight deck to comply with international air navigation communications requirements to operate in oceanic and remote airspace, including polar regions. Voice and data avionics platforms from our VAMs have been adopted as standard equipment and as factory options for a range of airframes in business aviation and air transport, such as Gulfstream Aerospace Corporation, Bombardier Inc., Cessna Aircraft Company, Boeing and Airbus. Avionics platforms that utilize our network are also retrofitted on thousands of corporate and commercial aircraft already in operation.

The global aviation community in particular has been negatively affected by the COVID-19 pandemic and measures taken to combat it. We saw significant recovery in this sector in 2021 and expect to see continued recovery in 2022; however, it is likely that air traffic, particularly commercial transport air traffic, will not fully recover to its pre-pandemic levels for a number of years. Charter or private jet usage has increased in this same period, and many commercial aircraft have been converted to cargo aircraft, while rotorcraft and unmanned aerial vehicle usage has remained relatively flat. We continue to see aviation as an area of growth for us.

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

•Aviation passenger communications: Corporate and private fleet aircraft passengers use our services for air-to-ground telephony and data communications. We believe our distributors’ small, lightweight, cost-effective solutions offer an attractive option for aircraft operators, particularly small fleet operators; for example, some operators use our services to enable small-cabin passengers to email using their own Wi-Fi-enabled mobile devices, including smartphones, without causing interference with aircraft operation. We expect that users in the corporate aviation market, and original equipment manufacturers, or OEMs, for business jets, will increase adoption of our services for in-flight passenger data communications using our network. We believe this presents a significant opportunity to increase market penetration and revenues in this market.
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
•Unmanned Aerial Vehicles (UAVs): Our small antennas and system designs support a wide range of UAV platforms. In addition, our global footprint enables reliable, beyond-line-of-sight communications for these UAV platforms regardless of their operational range. We operate as the communication link for remote-piloted aircraft for uses such as package delivery, medical supply, law enforcement, corporate surveying and even military applications.
We believe the benefits of Iridium Certus enhance our ability to address aviation market needs across these sectors.

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

Our IoT services are used for:
•Personal tracking devices and location-based services: Several of our VAMs and VARs, such as Garmin, NAL Research and Zoleo, market small, portable devices that provide personal tracking and data communications services to consumers and commercial end users. In addition, Iridium GO! and the Iridium Extreme handsets offer personal tracking and location-based services. These devices use IoT data services to send location information and other data to web-based portals for tracking.
•Heavy equipment telematics: Large, global heavy equipment original equipment manufacturers, such as Caterpillar Inc., Komatsu Limited, Hitachi Construction Machinery Co. Ltd., Hyundai Doosan Infracore and AGCO Corporation, use our global IoT services to monitor their off-road heavy equipment in markets such as construction, mining, agriculture and forestry.
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

U.S. Government

We are one of the leading providers of mobile satellite communications services to the U.S. government, principally the Department of Defense. We provide mobile satellite products and services to all branches of the U.S. armed forces. Our voice products are used for a variety of primary and backup communications solutions, including tactical operations, logistical, administrative, morale and welfare, and emergency communications. In addition, our products and related applications are installed on ground vehicles, ships, rotary- and fixed-wing aircraft, embedded in unattended sensors and used for command and control and situational awareness purposes. Global security concerns are among the factors driving demand for our products and services in this sector. See “U.S. Government Services” below for more information.

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

Services and Products

At December 31, 2021, we had approximately 1,723,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, high-speed data services, IoT services, hosted payload and other data services and engineering services. Sales of our commercial services collectively accounted for approximately 64% of our total revenue for the year ended December 31, 2021. We also sell related voice and data equipment to our customers, which accounted for approximately 15% of our total revenue for the year ended December 31, 2021. In addition, we offer services to U.S. government customers, including the Department of Defense. U.S. government services, including engineering services, accounted for approximately 21% of our total revenue for the year ended December 31, 2021.

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

Iridium PTT Service

Building on the foundation of DTCS technology, which provides regional tactical radio service to U.S. government users, our Iridium PTT service enables regional or global PTT calls among users on the same talkgroup in up to 10 customer-defined, geographically disparate locations around the world, providing a fast and robust communication experience. Iridium PTT can be used via the Iridium Extreme PTT satellite phone or the Iridium 9523 PTT core transceiver, which gives our VAMs the ability to build Iridium PTT into existing land mobile, maritime and aviation communications platforms. For example, Icom Inc. of Japan offers a purpose-built satellite PTT radio handheld unit for use on the Iridium network. We and our partners are also developing interoperability solutions for existing terrestrial land mobile radio systems, which will further extend the utility of the service.

Broadband Data Services

Our new broadband data offering, Iridium Certus, was launched in January 2019. Iridium Certus is a suite of products and services enabled by our upgraded satellite constellation. Iridium Certus is a multi-service platform capable of offering higher quality voice, enterprise-grade broadband functionality, SBD, streaming, PTT and safety services on a global basis. Iridium Certus is designed to support a variety of cost points, antenna types and data speeds ranging from midband to broadband speeds, currently available up to 704 Kbps. We have licensed the Iridium Certus technology to VAMs who have introduced products for the maritime and land mobile markets and are developing additional products for those markets and the aviation and government markets, as well as distribution partners for the Iridium Certus service in each of these vertical markets. We believe Iridium Certus provides a competitive, cost-effective and reliable range of services to the market, in standalone applications or as a complement to other wireless technologies for critical applications and safety services.

We also continue to offer Iridium OpenPort services, which provides maritime, aviation and terrestrial users speeds of up to 134 Kbps and three independent voice lines. For our Iridium OpenPort service, we typically charge service providers usage fees for airtime consumed by the respective subscribers for voice and data communications. We have discontinued the manufacture of the Iridium Pilot® platform that supports Iridium OpenPort services, and we expect our distributors to focus on selling Iridium Certus and eventually transition many ships that use Iridium OpenPort services to Iridium Certus services.

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

U.S. Government Services

We provide U.S. government customers bulk access to our services, including voice, netted voice, data, messaging and paging services, as well as maintenance services for the U.S. government’s dedicated gateway. We provide airtime to U.S. government subscribers through the U.S. government’s gateway under the EMSS contract, which is a fixed-price contract covering voice, low-speed data, paging, broadcast and DTCS services. Additional services, such as broadband capabilities utilizing Iridium Certus technology, may be provided at an additional fee. To comply with U.S. government requirements, we ensure handsets sold for use by the U.S. government are manufactured in the United States. U.S. government customers procure our voice and data devices through specific, approved distributors from our network of service providers and VARs. Our VARs and VAMs typically integrate our products with other products, which they then offer to U.S. government customers as customized products, typically provisioned by the U.S. Space Force. Our voice and data solutions for the U.S. government include:
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

With funding support from the U.S. government, we continue to invest in research and development to develop new products and applications for use by all branches of the U.S. armed forces. For example, in conjunction with the U.S. Space Force, we and select distribution partners offer DTCS, which provides critical, secure, PTT, netted communications using lightweight, handheld tactical radios, or add-ons to existing government tactical radios. In addition, we offer a secure satellite phone based on the Iridium Extreme, which we also developed with funding support from the U.S. government and which has been accredited by the National Security Agency, or NSA, to provide Type-1 encryption, enabling communications up to Top Secret from anywhere in the world.

Our Products

We offer a broad array of voice and data products for customers that work worldwide. In most cases, our devices or an antenna must be located outside and within view of a satellite to be able to access our network.

Satellite Handsets and Iridium GO!

Our principal handset offerings are the Iridium 9555 and Iridium Extreme satellite handsets. We believe the industrial-strength design of these products is critical for customers, many of whom are located in the most inhospitable spots on the planet and require rugged and reliable communications equipment.

Iridium 9555. The Iridium 9555 provides voice, SMS and narrowband data connectivity. This model features a grayscale screen, SMS capability, an integrated antenna and a speakerphone. The Iridium 9555 weighs 9.4 ounces and offers up to 3.1 hours of talk time. The Iridium 9555 has an industrial feel, with a rugged housing to protect its sophisticated satellite transceiver.

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

Broadband Data Devices

Iridium Certus terminals are specifically designed for the maritime, aviation, land mobile or government markets and ultimately will offer a variety of significantly enhanced data speeds and antenna types. Iridium Certus terminals provide enterprise-grade broadband functionality alongside high-quality voice capabilities that can be used on a global basis. Iridium Certus is designed to support a variety of cost points, antenna types and data speeds ranging from midband to broadband speeds currently available up to 704 Kbps. We have licensed the Iridium Certus technology to a group of VAMs who have introduced products for the maritime and land mobile markets and are developing additional products for those markets as well as the aviation and government markets.

Iridium Certus is ideal for maritime operational and safety services. These terminals deliver the satellite communications technology that the industry demands, combining all the benefits of L-band with broadband and truly global coverage. Iridium Certus terminals offer superior connectivity for maritime customers whether used as a standalone service or as a companion to VSAT services. Our principal end users for Iridium Certus in the maritime market are merchant shipping, commercial fishing, large leisure vessels, and work boats. The initial terminals in this market were the Cobham Sailor 4300 and Thales VesseLINK. In addition, Intellian, a Korean maritime terminal manufacturer, introduced an Iridium Certus terminal to the market in 2020, and Thales introduced its VesseLINK 200 terminal, which uses our Iridium Certus 200 service, in 2021.

In aviation, Iridium Certus will deliver critical safety services and in-flight communications. Our principal targeted end users for Iridium Certus in the aviation market include commercial, corporate and government users, general aviation, rotorcraft and unmanned aircraft. The initial terminals in this sector are the SkyTrac DLS-100 and the BlueSky SkyLink 7100. A number of other VAMs have been licensed to create aviation terminals using Iridium Certus services as well.

In the land mobile market, enterprises, governments, and individuals that want to maintain mobile IP and telephony connectivity for their operations while in remote areas without having to deploy ground-based infrastructure or expensive terminals utilize Iridium Certus. Iridium Certus devices may be integrated with internet, cellular, land mobile radio, and location-based applications to keep users connected, offering global push-to-talk, situational awareness, email, messaging and voice-over-IP. Our principal end users for Iridium Certus in the land mobile market are military users, rail, first responders, non-governmental organizations, oil and gas users, and remote fleets. Iridium now offers Iridium Certus 100, Iridium Certus 200 and Iridium Certus 700 services, supporting a portfolio of broadband and midband terminals through our partners to provide a range of capabilities at various price points. Terminals that are approved for land mobile market include the Thales MissionLINK 700 and 200, BSN SkyLink 5100, NAL Research Quicksilver, and McQ CONNECT, with additional Iridium Certus 100 terminals currently in development and expected to be commercially available in 2022.

In the government market, Iridium Certus terminals provide beyond-line-of-sight communications critical to mission success. The initial terminal in this market is the Thales MissionLINK, with additional terminals expected in the near future.

Our legacy terminal, the Iridium Pilot, provides up to three independent voice lines and an internet connection for data communications of up to 134 Kbps, using our Iridium OpenPort service. We have discontinued the manufacture of the Iridium Pilot terminal but still support the Iridium OpenPort service. With the introduction of the more powerful Iridium Certus terminals, we expect our distributors to focus on selling Iridium Certus and eventually upgrade many ships that have Iridium Pilot installed to Iridium Certus technology.

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

Iridium Edge reduces the cost and complications associated with hardware development, manufacture and certification of satellite-specific terminals, which we expect to enable greater adoption of our IoT services. We also offer Iridium Edge Pro, a standalone IoT device that offers real-time GPS tracking capabilities, with a flexible programming platform that allows partners to create and run their own custom-made applications, and Iridium Edge Solar, a standalone, programmable, solar-powered device that offers real-time GPS tracking in a self-charging, low-maintenance unit with over-the-air configuration that allows partners to create distinct tracking applications. In addition, during 2021 several partners launched Iridium Certus midband solutions for IoT, including the SkyLink product from Blue Sky Networks and the RockREMOTE from Ground Control.

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

We generally provide our distributors with a warranty on subscriber equipment for one year to 18 months from the date of activation, depending on the product. We also utilize other suppliers, some of which are the sole source, to manufacture some of the component parts of our devices.

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

	Year Ended December 31,
	2021	2020	2019
United States	54%	55%	54%
Other Countries (1)	46%	45%	46%
(1)    No single country in this group represented more than 10% of our revenue for any of the periods indicated.

For more information about our revenue from sales to foreign and domestic customers, see Note 15 to our consolidated financial statements included in this annual report.

Traffic Originating Outside the United States

A significant portion of our voice and data traffic originates outside the United States. The table below sets forth the percentage of our commercial voice and data traffic originating outside the United States for the last three years.

	Year Ended December 31,
	2021	2020	2019
Commercial voice traffic (minutes)	90%	91%	90%
Commercial data traffic (kilobytes)	74%	72%	71%

Our Network

Our satellite network has an architecture of 66 operational LEO satellites in six orbital planes of eleven vehicles each in nearly circular polar orbits, in addition to in-orbit spares and related ground infrastructure, as well as ground spares. Our operational satellites orbit at an altitude of approximately 483 miles (778 kilometers) above the earth and travel at approximately 16,689 miles per hour, resulting in a complete orbit of the earth approximately every 100 minutes. The design of our constellation ensures that generally at least one satellite is visible to subscribers from any point on the earth's surface. While our constellation offers true global coverage, most of our devices and antennas must have a direct line of sight to a satellite to transmit or receive a signal, and services on those devices are not available in locations where a satellite signal cannot be transmitted or received, which for some devices includes inside a building.

Our constellation uses radio frequency crosslinks between our satellites, which eliminates the need for local ground infrastructure. These crosslinks enable each satellite to communicate with up to four other satellites in space, two in the same orbital plane and two in adjacent planes. Our traffic is routed on a preplanned route between satellites to a predetermined satellite that is in contact with one of the Iridium teleport network, or TPN, locations. The TPN sites then transmit and receive the traffic to and from the gateways, which in turn provide the interface to terrestrial-based networks such as the PSTN, a public land mobile network, or PLMN, and the internet. The use of a TPN allows grounding traffic at multiple locations within our ground network infrastructure. This and other design elements provide flexibility that allows for rapid reconfiguration of grounding traffic from the satellites in the event of a space, antenna or ground routing anomaly and results in greater reliability of our network. The design of our space and ground control system also facilitates the real-time monitoring and management of the satellite constellation and facilitates service upgrades via software enhancements.

We believe our interlinked satellite infrastructure provides several advantages over low-earth-orbiting “bent-pipe” satellite networks that rely on multiple terrestrial gateways, such as Globalstar’s and ORBCOMM’s networks. We have the only satellite network with true global coverage using weather-resilient L-band spectrum, and our constellation is less vulnerable to single points of failure, as traffic can be routed around any one satellite problem to complete the communications path to the ground. In addition, the small number of ground stations increases the security of our constellation, a factor that makes our network particularly attractive to government institutions and large enterprises. The low orbit of our constellation also allows our network to operate with low latency and with smaller antennas due to the proximity of our satellites to the earth.

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

We operate our satellite constellation from our satellite network operations center, or SNOC, in Leesburg, Virginia. This facility manages the performance and status of each of our satellites, directing traffic routing through the network and controlling the formation of coverage areas by the satellites’ main mission antennas. We also operate TPN facilities in Fairbanks, Alaska and Tempe, Arizona in the United States, in Svalbard, Norway, and in Punta Arenas, Chile, that perform telemetry, tracking and control functions and route commercial services.

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

We continuously monitor and upgrade our gateway and TPN facilities as necessary and also maintain an inventory of spare parts. When we do not have necessary spares in inventory or our spares become obsolete, we may rely on third parties to develop necessary parts.

We hold a space station license for the launch and operation of our constellation, which expires February 23, 2032. Our U.S. gateway earth station and the U.S. government customer and commercial subscriber earth station licenses expire between March 2022 and November 2036. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration.

The Iridium constellation also hosts the Aireon system. The Aireon system was developed by Aireon LLC, which we formed in 2011, with subsequent investments from the ANSPs of Canada, Italy, the United Kingdom, Denmark and Ireland, to provide a global air traffic surveillance service through a series of ADS-B receivers on our satellites. Aireon has contracted to offer this service to our co-investors in Aireon, as well as other ANSPs, including the FAA. These ANSPs will use the service to provide improved air traffic control services over the oceans, as well as polar and remote regions. Aireon also plans to market the data to airlines and other users. Under our agreements with Aireon, Aireon will pay us fees of $200.0 million to host the ADS-B receivers on our satellites, of which they have paid us $62.5 million as of December 31, 2021, as well as power and data services fees of approximately $23.5 million per year in the aggregate for the delivery of the air traffic surveillance data over the Iridium system.

While the Aireon ADS-B receivers are the primary hosted payload on our satellites, we have also entered into an agreement with L3Harris for it to utilize the remaining space for payloads it has constructed for its customers. This agreement resulted in an additional $74.1 million in hosting and data service fees, all of which L3Harris has paid as of December 31, 2021.

We do not currently hold any active in-orbit insurance policies covering losses from satellite failures, and we do not expect to obtain in-orbit insurance covering losses from satellite failures or other operational problems affecting our constellation.

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

Constellation De-Orbiting Obligations

We have certain de-orbit obligations under our FCC licenses. Specifically, pursuant to an orbital debris mitigation plan incorporated into our FCC satellite constellation license in 2002, we were required to lower each of our first-generation satellites to an orbit with a perigee of approximately 250 kilometers as it reached the end of its useful life and to coordinate these orbit-lowering maneuvers with the U.S. Combined Space Operations Center. In August 2014, we received a license modification from the FCC permitting us to operate up to ten of our first-generation satellites pursuant to the less stringent 25 year de-orbit standards for non-geostationary satellites that the FCC acknowledged in 2004 would serve the public interest and has been utilized for other satellite constellations since that time. All of our second-generation satellites are subject to the less stringent 25 year de-orbit standard.

Our FCC license required us to de-orbit a first-generation satellite following its replacement with a second-generation satellite and to notify the FCC within 30 days following removal of a first-generation satellite from its operational orbit for purposes of de-orbit. We began de-orbiting individual satellites as they were replaced with new satellites. We completed the required de-orbit initiation process for our first-generation satellites during 2019. We plan to de-orbit our second-generation satellites pursuant to and within the 25 year de-orbit standard consistent with the FCC authorization of our current constellation.

Aireon LLC and Aireon Holdings LLC Agreement

We hold our ownership in Aireon LLC through the Amended and Restated Aireon Holdings LLC Agreement, along with our co-investors NAV CANADA, the ANSP of Canada; Enav S.p.A., the ANSP of Italy; Naviair, the ANSP of Denmark; Irish Aviation Authority Limited, the ANSP of Ireland; NATS (Services) Limited, the ANSP of the United Kingdom, and wholly owned subsidiaries of NAV CANADA, Enav, NATS, Naviair, and IAA. Aireon Holdings holds 100% of the membership interests in Aireon LLC, which is the operating entity for the Aireon system.

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

The Aireon Holdings LLC Agreement provides for Aireon Holdings to be managed by a board of directors consisting of 11 members. Currently, we may nominate two directors, NAV CANADA may nominate five directors, Enav and NATS may each nominate one director, and Naviair and IAA may together nominate one director. The chief executive officer of Aireon Holdings serves as the eleventh director. The Aireon Holdings LLC Agreement also provides the minority-interest holders, including us, with several protective provisions. At December 31, 2021, our fully diluted ownership stake in Aireon Holdings LLC was approximately 35.7%, and remained unchanged. We account for our investment in Aireon Holdings LLC as an equity method investment.

We and the other Aireon investors have agreed to participate pro-rata, based on our fully diluted current ownership stake, in funding an investor bridge loan to Aireon. Our maximum commitment under the investor bridge loan is $10.7 million. In December 2020, we loaned $0.2 million to Aireon, which was subsequently repaid in June 2021.

Competition

The mobile satellite services industry is highly competitive, and we currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Currently, our principal mobile satellite services competitors are Inmarsat, Globalstar, ORBCOMM, and Thuraya Telecommunications Co., or Thuraya. We compete primarily on the basis of coverage, quality, mobility and pricing of services and products.

Inmarsat, which has agreed to be acquired by Viasat, owns and operates a fleet of GEO satellites. Unlike LEO satellites, GEO satellites orbit the earth at approximately 22,300 miles above the equator. GEO systems require substantially larger and more expensive antennas, and typically have higher transmission delays than LEO systems. Due to its GEO system, Inmarsat’s coverage area covers most bodies of water except for a majority of the polar regions. Inmarsat is the leading provider of satellite communications services to the maritime sector. Inmarsat also offers land-based and aviation communications services.

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

We also compete with regional mobile satellite communications services in several geographic markets. In these cases, the majority of our competitors’ customers require regional, not global, mobile voice and data services, so our competitors may present a viable alternative to our services. All of these regional competitors operate or plan to operate GEO satellites. Our regional mobile satellite services competitors currently include Thuraya, principally in Europe, the Middle East, Africa, Australia and several countries in Asia. In addition, there are a number of new entrants to the mobile satellite services industry, with varying constellation designs and business models, primarily providing commodity broadband services similar to existing GEO-based fixed satellite services operators. New entrants face significant challenges, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead time associated with obtaining the required licenses, building and launching the satellite constellation, and deploying the ground network technology. While many new entrants have announced Ka and Ku-band operations and business plans that are different from, and even complementary to, Iridium's L-band services, some may in the future provide services that compete with us.

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

Research and Development

Our research and development efforts have focused on the development, design and testing of our new constellation and new products, such as Iridium Certus, Iridium Edge, Iridium PTT, Iridium Burst, Iridium GO!, transceiver modules and chipsets. We also develop product enhancements and new applications for our existing products. Our research and development expenses were $11.9 million, $12.0 million and $14.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Employees and Human Capital Resources

Employees

As of December 31, 2021, we had 537 full-time employees and 6 part-time employees, none of whom are subject to any collective bargaining agreement. We consider our employee relations to be good.

Human Capital Resources

Our company is made up of varied and creative teams, and we are committed to creating an innovative and inclusive environment where our employees are proud to work. We foster this sentiment by focusing on development, employee wellness and social responsibility. This starts with an onboarding process that introduces our core mission and values, policies and procedures, performance review process and background about our company. We support our employees in their career development by providing on-the-job training and education reimbursement to help employees maintain or enhance skills in their current position or help with acquiring new skills to prepare for future opportunities. To measure employee engagement, we conduct an annual survey to assess and track retention and satisfaction. We take responses from our employees seriously and use them to inform specific strategies every year tailored to both the entire company as well as specific teams. We also help our employees stay engaged in other ways, including participation in Employee Resource Groups, or ERGs, volunteer activities through the Iridium Cares Program, and other outreach efforts that cover a range of topics and interests. Active ERGs include Iridium Women Connect.

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

Response to COVID-19

As is the case for most companies and individuals, the COVID-19 pandemic has dramatically changed the way that we operate and how our employees live and work. From the earliest reports of the coronavirus outbreak, we actively monitored its spread to understand the potential impact on the health and safety of our workers and our partners. Our COVID-19 working group continues to closely monitor federal, state and local guidelines and requirements and communicate frequently to employees about recent developments and actions.

We developed a health and safety policy specific to COVID-19 that outlines protocols consistent with federal guidelines, and during 2020 we implemented an emergency COVID-19 sick leave policy to supplement existing paid time off. We initially transitioned our workforce to work from home and have now moved to a hybrid model, except for employees needing in-person access to laboratories or other resources onsite. We believe that we have learned to operate successfully in this new environment, and we remain committed to supporting our new, more carbon-friendly, hybrid work program for our team.

Intellectual Property

At December 31, 2021, we held 33 U.S. patents and one foreign patent. These patents cover several aspects of our satellite system, our global network, our communications services, and our devices.

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
Our commercial satellite network traffic is supported by a gateway in Tempe, Arizona, as well as a gateway in Izhevsk, Russia for traffic within Russian boundaries, and we operate our satellite constellation from our satellite network operations center in Leesburg, Virginia. If we are unable to use our primary commercial gateway in Tempe, it could take us from one to eight hours to switch operations to our backup facility for most services, and potentially longer for some services. During this time, our customers would be unable to use those services, and we could suffer a loss of revenue and harm to our reputation. When operating on our backup facility, any further failure could leave us unable to offer services for an extended period. Our gateways and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failures, delays in deliveries, or regulatory issues. Any such failure would impede our ability to provide service to our customers.
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
The satellite communications industry is subject to rapid advances and innovations in technology. We may face competition in the future from companies using new technologies and new satellite systems, including a significant number of new entrants who are developing or have announced a wide array of technologies, some of which would compete directly with one or more of our existing or planned products and services. New technology could render our system obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than ours, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we may need to make significant capital expenditures, including capital to design and launch new products and services over the short to medium term, and, over the longer term, the acquisition of additional spectrum, satellites, launch vehicles and other network resources to support continued growth. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure on our part to implement new technology within our system may compromise our ability to compete.
Our networks and those of our third-party service providers may be vulnerable to security risks.
We expect the secure transmission of confidential information over public networks to continue to be a critical element of our ability to compete for business, manage our risks, and protect our customers and our reputation. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer attacks, viruses and other security problems. Persons who circumvent security measures could wrongfully access and obtain or use information on our network or cause service interruptions, delays or malfunctions in our devices, services or operations, any of which could harm our reputation, cause demand for our products and services to fall, and compromise our ability to pursue our business plans. Recently, there have been reported a number of significant, widespread security attacks and breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States. In addition, there are reportedly private products available in the market today that may attempt to unlawfully intercept communications made using our network. We may be required to expend significant resources to respond to, contain, remediate, and protect against these attacks and threats, including compliance with applicable data breach and security laws and regulations, and to alleviate problems, including reputational harm and litigation, caused by these security incidents. In addition, in the event of such a security incident, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate. These security incidents could have a significant effect on our systems, devices and services, including system failures and delays that could limit network availability, which could harm our business and our reputation and result in substantial liability.
Our satellites may collide with space debris or another spacecraft, which could adversely affect the performance of our constellation.
In February 2009, we lost an operational satellite as a result of a collision with a non-operational Russian satellite. Although we have some ability to actively maneuver our satellites to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked, and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our satellites should a collision occur. If our constellation experiences additional satellite collisions with space debris or other spacecraft, our service could be impaired.
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
In March 2020, in response to the COVID-19 pandemic, we began conducting business with remote work for most employees and have now moved to a hybrid model. The pandemic and the steps taken to respond have also caused substantial domestic and global economic disruption, including similar restrictions on activity among our distributors, which has led to reduced sales and has limited our distributors’ ability to install or service our products. These limitations may continue for the duration of these pandemic-related restrictions, and we or our distributors may take additional actions to respond as the situation evolves.
Further, the course of the pandemic is uncertain, and financial markets have experienced significant levels of volatility and uncertainty, which may continue. These disruptions could have an adverse effect on consumer and commercial spending and negatively affect demand for our and our distributors’ products and services, particularly in markets such as aviation and recreation. This, in turn, could negatively affect the value of our current agreements with our distributors and their willingness to enter into or renew contracts with us. The pandemic has also negatively affected the payment of accounts receivable and collections. For example, one of our distributors sought protection in bankruptcy, reducing the amount we received from them for past services. If additional distributors seek protection in bankruptcy, it could further harm our cash flows and results of operations. Finally, factors related to the pandemic, including changing work environments, concerns over safety, reluctance to obtain vaccines, and changing economic conditions, have caused an increase in employee resignations across many industries and companies, including ours.
Other effects of the COVID-19 pandemic and the effects of the modifications we and others have made in response are difficult to assess or predict with certainty at this time but may include risks to the stability of our employee base, a decline in the market price of our common stock, a prolonged economic downturn, and deterioration of the economy and consumer and commercial spending, any of which could further adversely affect our business, results of operations and financial condition in 2022 and beyond.
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
Aireon provides air traffic surveillance services to ANSPs around the world, as well as other offerings based on its collection of air traffic surveillance data. The COVID-19 pandemic has resulted in substantially reduced air traffic worldwide, and it is uncertain when air traffic volumes will recover. A portion of Aireon’s customers pay them on a per-flight-hour basis, and even those customers with fixed-fee arrangements may seek to renegotiate their fees in the face of dramatically reduced air traffic. Further, Aireon’s business model requires expansion of its customer base to achieve its projected financial results, which may be substantially more difficult until air traffic volumes recover. While our fee arrangements with Aireon do not depend on traffic volumes, if Aireon’s revenues are substantially reduced, they may not be able to pay us the contractually required hosting, data services and power fees in a timely manner or at all. Further, Aireon may need to seek additional financing. Any sale of equity securities by Aireon would dilute our ownership if and to the extent that we do not invest additional funds to maintain our proportional ownership interest. If additional funding is not available, Aireon may default on its credit facility, which could result in the loss or reduction in value of our investment in Aireon, or be forced out of business, in which case we would not receive any further hosting, data or power fees, or the expected $120.0 million redemption payment, and we would lose the fair value of our retained investment in Aireon Holdings.
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
Our agreements with U.S. government customers, particularly the Department of Defense, which represent a significant portion of our revenue, are subject to termination and renewal.
The U.S. government, through a dedicated gateway owned and operated by the Department of Defense, has been and continues to be, directly and indirectly, our largest customer, representing 21% and 22% of our revenue for the years ended December 31, 2021 and 2020, respectively. We provide the majority of our services to the U.S. government pursuant to our GMSS and EMSS contracts. We entered into these contracts in April 2019 and September 2019, respectively. The GMSS contract provides for a six-month base term and up to four one-year options exercisable at the election of the U.S. government, two of which have been exercised so far, and the EMSS contract provides for a term until September 2026 with a fixed, annual rate to provide specified satellite airtime services for an unlimited number of U.S. Department of Defense and other federal government subscribers. The U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. Our relationship with the U.S. government is also subject to the overall U.S. government budget and appropriation decisions and processes. U.S. government budget decisions, including with respect to defense spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geopolitical events and macroeconomic conditions, and are beyond our control. If the U.S. government terminates either of these agreements, we would lose a significant portion of our revenue.
Further, operational control of our contracts has been moved from the Defense Information Systems Agency to the U.S. Space Force. In connection with this operational shift, changes in internal pricing and cost recovery have resulted in reduced subscribers under the EMSS contract. Lower subscriber use may negatively affect our ability to negotiate a renewal of the EMSS contract on favorable terms in 2026.
We depend on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing devices and services.
We license critical intellectual property and technology to operate and maintain our network and related ground infrastructure and services as well as to design, manufacture, and sell our devices. This intellectual property and technology is essential to our ability to continue to operate our constellation and sell our services and devices. In addition, we depend on third parties to develop enhancements to our current products and services even in circumstances where we own the intellectual property. If any third-party owner of such intellectual property or technology were to terminate any license agreement with us or cease to support and service such intellectual property or technology or perform development on our behalf, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain such intellectual property, technology, or services from alternative vendors. Any substitute intellectual property or technology may also be costly to develop and integrate, or could have lower quality or performance standards, which would adversely affect the quality of our devices and services. In connection with the development of new devices and services, we may be required to obtain additional intellectual property rights from third parties. We can offer no assurance that we will be able to obtain such intellectual property rights on commercially reasonable terms or at all. If we are unable to obtain such intellectual property rights on commercially reasonable terms, we may not be able to develop some new devices and services.
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
In addition, we may lose distributors due to competition, consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. For example, the COVID-19 pandemic and the steps taken to respond have caused substantial domestic and global economic disruption, including financial difficulties and restrictions on activity among our distributors, which have led to reduced sales and limited our distributors’ ability to install or service our products. These disruptions have also negatively affected the payment of accounts receivable and collections. For example, one of our distributors sought protection in bankruptcy, reducing the amount we received from them for past services. Other distributors could similarly seek to reorganize or seek protection from creditors, including us. These financial disruptions could also result in industry consolidation. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc., and in 2014, Inmarsat acquired Globe Wireless, one of our service providers. Following each acquisition, Inmarsat essentially stopped promoting sales of our products and services, and they may further reduce their efforts in the future. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give those distributors. Our two largest distributors, Marlink Group and Garmin, together represented approximately 10% of our revenue for the year ended December 31, 2021, and our ten largest distributors represented, in the aggregate, 35% of our revenue for the year ended December 31, 2021. The loss or consolidation of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications, which would negatively affect our revenue.
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
Further, our manufacturers and suppliers may cease production of our components or products or become capacity-constrained, or could face financial difficulties as a result of a surge in demand, a natural disaster or other event, including the impacts of the COVID-19 pandemic. For example, several of our suppliers are experiencing production delays as a result of the global silicon chip shortage. As a result, we have experienced and expect to continue to experience delays in fulfilling some product orders and are evaluating replacement components and product changes. These delays have increased our costs and reduced our sales of those products and use of the related services, and we expect these effects to continue through 2022.
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
We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States accounted for 74% and 72% of total commercial data traffic for the years ended December 31, 2021 and 2020, respectively, while commercial voice traffic originating outside the United States accounted for 90% and 91% of total commercial voice traffic for the years ended December 31, 2021 and 2020. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries. The COVID-19 pandemic has, and we expect will continue to, put pressure on global economic conditions and overall spending, which could negatively affect end user adoption of our products.
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
•changes in laws and policies affecting trade and investment in other jurisdictions
•exposure to varying legal standards, including data privacy, security and intellectual property protection in other jurisdictions;
•difficulties in obtaining required regulatory authorizations;
•difficulties in enforcing legal rights in other jurisdictions;
•local domestic ownership requirements;
•requirements that operational activities be performed in-country;
•changing and conflicting national and local regulatory requirements;
•foreign currency exchange rates and exchange controls; and
•ongoing compliance with the U.S. Foreign Corrupt Practices Act, U.S. export controls, anti-money laundering and trade sanction laws, and similar international anti-corruption and trade laws in other countries.
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
As of December 31, 2021, we had $1,621.1 million of consolidated gross indebtedness. Our capital structure and reliance on indebtedness can have several important consequences, including, but not limited to, the following:
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
If we do not generate sufficient cash flows, we may be unable to repay our Term Loan when it matures.
We will need to repay our term Loan in full at maturity in November 2026. If our cash flows and capital resources are insufficient to repay the Term Loan when it matures, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. We may not be able to refinance our debt, or any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations. Our ability to implement successfully any such alternative financing plans will depend on a range of factors, including our financial condition, general economic conditions and the level of activity in capital markets generally. Failure to repay or refinance the Term Loan at or prior to maturity would result in an event of default under the Term Loan.
The credit agreement governing our Term Loan contains cross-default or cross-acceleration provisions that may cause all of the debt issued under that instrument to become immediately due and payable because of a default under an unrelated debt instrument.
Our failure to comply with the obligations contained in the credit agreement governing our Term Loan or other future instruments of indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments (together with accrued and unpaid interest and other fees) becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis, or at all. Alternatively, such a default could require us to sell our assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations and/or cash flows, which could cause us to become bankrupt or insolvent or otherwise impair our ability to make payments in respect of our indebtedness.
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
The credit agreement governing our Term Loan contains covenants that place restrictions on, among other things, our ability to:
•incur liens,
•engage in mergers or asset sales,
•pay dividends,
•repay subordinated indebtedness,
•incur indebtedness,
•make investments and loans, and
•engage in other specified transactions.
These restrictions are typically structured with dollar limits based on a percentage of our trailing twelve month earnings before interest, taxes, depreciation and amortization and vary depending on our leverage level (in each case as calculated under the credit agreement). Complying with these restrictions may make it more difficult for us to successfully execute our business plan and compete against companies who are not subject to such restrictions.
The LIBOR calculation method may change, and LIBOR is expected to be phased out after June 2023.
Our Term Loan bears interest at a rate based on the London Interbank Offered Rate, or LIBOR. On March 5, 2021, the U.K. Financial Conduct Authority, or the FCA, announced that it will no longer require banks to submit rates for the calculation of the relevant LIBOR after June 2023. In the meantime, actions by the FCA, other regulators, or law enforcement agencies may result in changes to the method by which LIBOR is calculated. If changes to LIBOR result in an increase in rates, our interest expense under the Term Loan would increase. Further, if LIBOR is no longer available, our Term Loan provides a process to determine a substitute rate, and if such substitute rate is higher than LIBOR, our interest expense under the Term Loan would increase.
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
In February 2003, the U.S. Federal Communications Commission, or FCC, adopted Ancillary Terrestrial Component, or ATC, rules that permit satellite service providers to establish terrestrial wireless networks in previously satellite-only bands, subject to certain requirements intended to ensure that terrestrial services remain ancillary to primary satellite operations and do not interfere with existing operators. In 2011, the FCC granted Ligado Networks (then known as Lightsquared), or Ligado, a waiver to convert its L-band satellite spectrum to terrestrial use, including a 10 MHz band close to the spectrum that we use for all of our services. That waiver was subsequently suspended in 2012 due to concerns about potential interference to GPS operations. Ligado sought another waiver in 2015 to modify the ATC of its L-band mobile satellite service network with a terrestrial-only proposal designed to address GPS industry concerns. In April 2020, the FCC announced that it had approved Ligado’s waiver request. We filed a petition for reconsideration opposing this waiver out of concern for the interference that we believe Ligado’s proposed operations would cause to our operations in adjacent L-band spectrum. Our petition remains pending.
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
We hold FCC licenses, specifically a license for our satellite constellation, licenses for our U.S. gateway and other ground facilities, and blanket earth station licenses for U.S. government customers and commercial subscribers, that are subject to revocation if we fail to satisfy specified conditions. The FCC licenses are also subject to modification by the FCC. Our satellite constellation license expires on February 23, 2032. Our U.S. gateway earth station and the U.S. government customer and commercial subscriber earth station licenses expire between March 2022 and November 2036. There can be no assurance that the FCC will renew the FCC licenses we hold or grant new ones or modifications. If the FCC revokes, modifies or fails to renew the FCC licenses we hold, or fails to grant a new license or modification, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.
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
We operate in an industry that is susceptible to significant intellectual property litigation. As a result, we or our devices or services from time to time have been and may in the future be subject to intellectual property infringement claims or litigation. The defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. An adverse determination in litigation to which we may become a party could, among other things:
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
Under our agreements with Motorola Solutions and the U.S. government, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy, together with the de-orbiting endorsement, covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining, and de-orbiting our first-generation satellites. Our current policy has a one-year term, which expires on December 8, 2022, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. In addition, even if we continue to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.
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
In addition to our in-orbit liability insurance policy, we are required to maintain insurance to cover the potential liability of Motorola Solutions, the successor to the manufacturer of our first-generation satellites. We may not in the future be able to renew this coverage on reasonable terms and conditions, or at all. Our failure to maintain this insurance could increase our exposure to liability arising in relation to our first-generation satellites.
Wireless devices’ radio frequency emissions are the subject of regulation and litigation concerning their environmental effects, which includes alleged health and safety risks. As a result, we may be subject to new regulations, demand for our services may decrease, and we could face liability based on alleged health risks.
There has been adverse publicity concerning alleged health risks associated with radio frequency transmissions from portable hand-held telephones that have transmitting antennas. Lawsuits have been filed against participants in the wireless industry alleging a number of adverse health consequences, including cancer, as a result of wireless phone usage. Other claims allege consumer harm from failures to disclose information about radio frequency emissions or aspects of the regulatory regimes governing those emissions. Although we have not been party to any such lawsuits, we may be exposed to such litigation in the future. While we believe we comply with applicable standards for radio frequency emissions and power and do not believe that there is valid scientific evidence that use of our devices poses a health risk, courts or governmental agencies could determine otherwise. Any such finding could reduce our revenue and profitability and expose us and other communications service providers or device sellers to litigation, which, even if frivolous or unsuccessful, could be costly to defend.
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
We could be subject to adverse determinations by taxing authorities.
We are subject to regular review and audit by both domestic and foreign tax authorities. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions, including transfer pricing adjustments or permanent establishment. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment, including transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease the facilities described in the following table:

Location	Country	Approximate Square Feet	Facilities	Owned/Leased
McLean, Virginia	USA	30,600	Corporate Headquarters	Leased
Chandler, Arizona	USA	197,000	Technical Support Center, Distribution Center, Warehouse and Satellite Teleport Network Facility	Leased
Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned
Tempe, Arizona	USA	31,000	System Gateway and Satellite Teleport Network Facility	Owned Building on Leased Land
Tempe, Arizona	USA	25,000	Operations and Finance Office Space	Leased
Fairbanks, Alaska	USA	4,000	Satellite Teleport Network Facility	Owned
Svalbard	Norway	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land
Izhevsk, Udmurtia	Russia	8,785	System Gateway and Satellite Teleport Network Facility	Leased
Moscow	Russia	2,158	Sales and Administration Offices	Leased
Punta Arenas	Chile	3,200	Satellite Teleport Network Facility	Owned Building on Leased Land
Bishop's Stortford	United Kingdom	2,400	Sales Offices	Leased

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “IRDM.” As of February 15, 2022 there were 133 holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from December 31, 2016 through December 31, 2021 with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance. The following stock price performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act or any other document, except to the extent that we specifically incorporate it by reference into such filing or document.

Issuer Purchases of Equity Securities
The following table presents our monthly share repurchases for the quarter ended December 31, 2021:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1-31	48,065	$36.81	48,065	$173.2 million
November 1-30	268,795	$38.39	268,795	$162.8 million
December 1-31	659,159	$39.80	659,159	$136.6 million
Total	976,019	$39.27	976,019	—

On February 10, 2021, we announced that our board of directors had approved the repurchase of up to $300.0 million of our common stock through December 31, 2022. All shares listed above were purchased under this share repurchase program in open market transactions.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 11, 2021.

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

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 100 service providers, 285 value-added resellers, or VARs, and 85 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.

At December 31, 2021 we had approximately 1,723,000 billable subscribers worldwide, an increase of 247,000, or 17%, from approximately 1,476,000 billable subscribers at December 31, 2020. We have a diverse customer base, including end users in land-mobile, Internet of Things, or IoT, maritime, aviation and government.

We recognize revenue from both the provision of services and the sale of equipment. Service revenue represented 80% and 79% of total revenue for the years ended December 31, 2021 and 2020, respectively. Voice and data and IoT data service revenues have historically generated higher margins than subscriber equipment revenue, and we expect this trend to continue. We also recognize revenue from our hosted payloads, principally Aireon, including fees for hosting the payloads and fees for transmitting data from the payloads over our network, as well as revenue from other services, such as satellite time and location services.

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

Term Loan

In November 2019, we borrowed our $1,450.0 million Term Loan with an accompanying $100.0 million revolving loan available to us, or the Revolving Facility. Both facilities are under a credit agreement with the lenders, or the Credit Agreement. We used the proceeds of the Term Loan, along with our debt service reserve account and cash on hand to repay in full all of the indebtedness outstanding under a previous credit facility with a syndicate of bank lenders guaranteed by Bpifrance Assurance Export S.A.S., or the BPIAE Facility, as well as related expenses.

In February 2020, we borrowed an additional $200.0 million under our Term Loan and used the proceeds and approximately $183.5 million of cash on hand to repay in full all of the indebtedness outstanding under senior unsecured promissory notes, or the Notes, including premiums for early repayment.

In January 2021 and July 2021, we repriced all borrowings outstanding under our Term Loan and incurred third-party financing costs of $3.6 million and $1.3 million, respectively. As repriced, the Term Loan bears interest at an annual rate of LIBOR plus 2.50%, with a 0.75% LIBOR floor. All other terms of the Term Loan remain the same as before the repricing, including maturity in November 2026. The Revolving Facility bears interest at an annual rate of LIBOR plus 3.75% (but without a LIBOR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, and a five-year maturity. See Note 7 to the consolidated financial statements included in this annual report for further discussion of our Term Loan.

As of December 31, 2021, we reported an aggregate balance of $1,621.1 million in borrowings under the Term Loan, before $23.1 million of net deferred financing costs, for a net principal balance of $1,598.0 million outstanding in our consolidated balance sheet. We have not drawn on our Revolving Facility.

Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of December 31, 2021.

The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement permits repayment, prepayment, and repricing transactions and requires quarterly principal payments of 0.25% of the $1.65 billion principal amount as of February 2020. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. As of December 31, 2021, our leverage ratio was below the specified level, and we were not required to make a mandatory prepayment with respect to 2021 cash flows. As of December 31, 2020, our mandatory excess cash flow prepayment, as specified in the Credit Agreement, was calculated to be $12.7 million. Lenders have the right to decline payment. As such, we paid $4.7 million to lenders who did not decline payment in May 2021 with respect to the 2020 cash flows. This amount counted towards our required quarterly principal payments through December 31, 2021.

Derivative Financial Instruments

On November 27, 2019, we executed a two-year interest rate swap (the “Swap”) to mitigate variability in forecasted interest payments on a portion of our borrowings under the Term Loan. We paid a fixed rate of 1.565% per annum on the $1.0 billion notional amount of the Swap, which expired in November 2021. We also entered into an interest rate swaption agreement (the “Swaption”), for which we paid a fixed rate of 0.50% per annum on the $1.0 billion notional amount. We sold the Swaption in May 2021 for $0.7 million but continued to pay the fixed rate through the expiration of the Swaption in November 2021. At inception, the Swap and Swaption (collectively, the "swap contracts") were designated as cash flow hedges for hedge accounting. The unrealized changes in market value were recorded in accumulated other comprehensive income (loss) and any remaining balance will be reclassified into earnings during the period in which the hedged transaction affects earnings. As a result of the repricing of the Term Loan in July 2021, we elected to de-designate the Swap as a cash flow hedge. Accordingly, as the related interest payments were still probable, the accumulated balance within other comprehensive income (loss) as of the de-designation date was amortized into earnings through the remaining term, and subsequent to de-designation, the changes in the valuation of the Swap were recorded directly into earnings.

On July 21, 2021, we entered into an interest rate cap agreement (the "Cap") that began in December 2021 upon the expiration of the Swap. The Cap manages our exposure to interest rate movements on a portion of the Term Loan now that the Swap has expired. The Cap provides the right for us to receive payment if one-month LIBOR exceeds 1.5%. Beginning in December 2021, we began to pay a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of December 31, 2021.

The Cap is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. We designated the Cap as a cash flow hedge of the variability of the LIBOR-based interest payments on the Term Loan. The effective portion of the Cap's change in fair value will be recorded in accumulated other comprehensive income (loss) and will be reclassified into earnings during the period in which the hedged transaction affects earnings. See Note 8 to our consolidated financial statements included in this report for further discussion of our derivative financial instruments.

Senior Unsecured Notes

On March 21, 2018, we issued $360.0 million in aggregate principal under the Notes, before $9.0 million of deferred financing costs, for a net principal balance of $351.0 million in borrowings from the Notes. The Notes bore interest at 10.25% per annum and were due to mature on April 15, 2023. Interest was payable semi-annually on April 15 and October 15, beginning on October 15, 2018, and principal would have been repaid in full upon maturity. As described above, the Notes were redeemed in full on February 13, 2020.

Total Interest on Debt and Loss on Extinguishment

Total interest incurred includes amortization of deferred financing fees and capitalized interest. To reprice the Term Loan in January 2021 and July 2021, we incurred third-party financing costs of $3.6 million and $1.3 million, respectively. These costs were expensed and are included within interest expense on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021. Total interest incurred during the years ended December 31, 2021, 2020 and 2019 was $72.8 million, $99.2 million and $140.5 million, respectively. Interest incurred includes amortization of deferred financing fees of $4.3 million, $3.8 million and $21.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest capitalized during the year ended December 31, 2021, 2020 and 2019 was $2.1 million, $3.2 million and $15.1 million, respectively. As of December 31, 2021 and 2020, accrued interest on the Term Loan was $0.1 million and $0.2 million, respectively.

As part of the repayment of our previous debt facility in November 2019, we incurred a loss of approximately $111.7 million for the early extinguishment. In February 2020, we incurred a loss of approximately $30.2 million for the early extinguishment of the Notes. In July 2021, certain lenders did not participate in the repricing of the Term Loan, described above. Those portions of the Term Loan were replaced by new or existing lenders. This resulted in a loss of approximately $0.9 million. These losses were recorded within other income (expense) on our consolidated statements of operations and comprehensive income (loss).

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

The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments are discussed below. Our accounting policies are more fully described in Note 2 to the consolidated financial statements included in this report.

Revenue Recognition

We sell services and equipment through contracts with our customers. We evaluate whether a contract exists as it relates to collectability of the contract. Once a contract is deemed to exist, we evaluate the transaction price including both fixed and variable consideration. The variable consideration contained within our contracts with customers may include discounts, credits and other similar items. When a contract includes variable consideration, we evaluate the estimate of the variable consideration to determine whether the estimate needs to be constrained. Therefore, we include constrained consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration or collectability is subsequently resolved. Variable consideration estimates are updated at the end of each quarter and collectability assessments are evaluated with new customers, or on an ongoing basis if initially deemed not probable, and updated as facts and circumstances change.

We sell prepaid services in the form of e-vouchers and prepaid cards. A liability is established equal to the cash paid upon purchase for the e-voucher or prepaid card. We recognize revenue from (i) the prepaid services upon the use of the e-voucher or prepaid card by the customer and (ii) the estimated pattern of use. We continually monitor the pattern of use for prepaid services. A change in the estimated pattern of use may impact our revenue recognition. While the terms of prepaid e-vouchers can be extended by the purchase of additional e-vouchers, prepaid e-vouchers may not be extended beyond three or four years, dependent on the initial term when purchased.

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

We depreciate our satellites over the shorter of their potential operational life or the period of their expected use. The appropriateness of the useful lives is evaluated on a quarterly basis or as events occur that require additional assessment. The upgraded satellites that have been placed into service are depreciated using the straight-line method over their respective estimated useful lives. If the estimated useful lives of our upgraded satellites change, it could have a material impact on the timing of the recognition of depreciation expense and hosted payload revenue.

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

Comparison of Our Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
		% of Total Revenue		% of Total Revenue	Change
($ In thousands)	2021		2020		Dollars	Percent
Revenue:
Service revenue
Commercial	$388,104	63%	$362,208	62%	$25,896	7%
Government	103,887	17%	100,887	17%	3,000	3%
Total service revenue	491,991	80%	463,095	79%	28,896	6%
Subscriber equipment	92,071	15%	86,119	15%	5,952	7%
Engineering and support services	30,438	5%	34,225	6%	(3,787)	(11)%
Total revenue	614,500	100%	583,439	100%	31,061	5%
Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	97,020	16%	91,097	16%	5,923	7%
Cost of subscriber equipment	53,376	9%	51,596	9%	1,780	3%
Research and development	11,885	2%	12,037	2%	(152)	(1)%
Selling, general and administrative	100,474	16%	90,052	15%	10,422	12%
Depreciation and amortization	305,431	50%	303,174	52%	2,257	1%
Total operating expenses	568,186	93%	547,956	94%	20,230	4%
Operating income	46,314	7%	35,483	6%	10,831	31%
Other income (expense):
Interest expense, net	(73,906)	(12)%	(94,271)	(16)%	20,365	(22)%
Loss on extinguishment of debt	(879)	0%	(30,209)	(5)%	29,330	(97)%
Other income (expense), net	(417)	0%	33	0%	(450)	(1,364)%
Total other expense	(75,202)	(12)%	(124,447)	(21)%	49,245	(40)%
Loss before income taxes	(28,888)	(5)%	(88,964)	(15)%	60,076	(68)%
Income tax benefit	19,569	3%	32,910	5%	(13,341)	(41)%
Net loss	$(9,319)	(2)%	$(56,054)	(10)%	$46,735	(83)%

Commercial Service Revenue

	Year Ended December 31,
	2021			2020			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$175.6	370	$41	$168.6	350	$40	$7.0	20	$1
IoT data	110.9	1,193	$8.58	97.0	962	$9.16	13.9	231	$(0.58)
Broadband (3)	43.0	13.2	$288	36.0	11.7	$266	7.0	1.5	$22
Hosted payload and other data	58.6	N/A		60.6	N/A		(2.0)	N/A
Total commercial services	$388.1	1,576		$362.2	1,324		$25.9	252

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
(3)Commercial broadband consists of Iridium OpenPort and Iridium Certus broadband services.

For the year ended December 31, 2021, total commercial revenue increased $25.9 million, or 7%, primarily as a result of increases in IoT, broadband, and voice and data revenue mainly driven by increases in billable subscribers. Commercial IoT revenue increased $13.9 million, or 14%, from the prior year. The increase in IoT revenue was driven by a 24% increase in IoT billable subscribers due to continued strength in personal communications devices, as well as the lifting of mobility restrictions that had been imposed due to COVID-19. The subscriber increase effect on revenue was partially offset by a 6% reduction in IoT ARPU, primarily due to the increased proportion of personal communication subscribers using lower ARPU plans, countered in part by an increase in usage and ARPU by aviation subscribers due to increases in air travel from the prior year.

Commercial broadband revenue increased $7.0 million, or 20%, from the prior year, primarily due to the increase in broadband billable subscribers and an increase in ARPU associated with the increase in the mix of subscribers utilizing higher ARPU Iridium Certus broadband plans. Commercial voice and data revenue increased $7.0 million, or 4%, from the prior year, primarily due to an increase in volume across all voice and data services. These increases were offset in part by a decrease in hosted payload and other service revenue of $2.0 million, or 3%, compared to the prior year. This decrease was primarily due to a one-time data billing settlement that resulted in recognition of $1.3 million in the prior year period, plus the recognition of an additional $1.4 million of hosting data service revenue in the prior year due to an updated estimate of data service usage that did not recur in 2021.

Government Service Revenue

	Year Ended December 31,
	2021		2020		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$103.9	147	$100.9	152	$3.0	(5)

(1)Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our EMSS contract entered into in September 2019. Under this agreement, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. The annual rate under the EMSS contract increased from $103.0 million in the prior year to $106.0 million during the third quarter of 2021.

Subscriber Equipment Revenue

Subscriber equipment revenue increased $6.0 million, or 7%, to $92.1 million for the year ended December 31, 2021 compared to the prior year, primarily due to an increase in the volume of handset and IoT device sales, partially offset by a decrease in the volume of Iridium Pilot and L-band transceiver device sales.

Engineering and Support Service Revenue

	Year Ended December 31,
	2021	2020	Change
	(In millions)
Commercial	$4.6	$4.5	$0.1
Government	25.8	29.7	(3.9)
Total	$30.4	$34.2	$(3.8)

Engineering and support service revenue decreased by $3.8 million, or 11%, for the year ended December 31, 2021 compared to the prior year primarily due to the episodic nature of contract work under certain government contracts.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services, and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased by $5.9 million, or 7%, for the year ended December 31, 2021 compared to the prior year, primarily as a result of higher product support and network and satellite operation costs. These costs were higher in the current year primarily due to increased management incentive costs. This increase was partially offset by the decrease in work under certain government engineering contracts, as noted above.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment increased $1.8 million, or 3%, for the year ended December 31, 2021 compared to the prior year period primarily due to an increase in volume of higher margin handsets and an increase in IoT device sales, partially offset by a decrease in the volume of Iridium Pilot and L-band transceiver device sales, as described above.

Research and Development

Research and development expenses decreased by $0.2 million, or 1%, for the year ended December 31, 2021 compared to the prior year period based on consistent spending on device-related features for our network.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $10.4 million, or 12%, for the year ended December 31, 2021, primarily due to higher management incentive costs incurred in the current year. Management incentive costs were higher in the current year based on improved results and were lower in the prior year due to the impacts of the COVID-19 pandemic. The increase was partially offset by a decrease in stock appreciation rights expense in the current year resulting from changes in our stock valuation between the years. The increase was also offset by a decrease in bad debt expense and favorable settlements including social contribution tax credit received in the current year.

Depreciation and Amortization

Depreciation and amortization expense increased by $2.3 million, or 1%, for the year ended December 31, 2021 compared to the prior year. The increase was primarily due to software enhancements related to our Iridium Certus service line that were placed into service during July 2021. We anticipate depreciation and amortization to remain relatively consistent over the next several years.

Other Income (Expense)

Interest Expense, net

Interest expense, net, for the year ended December 31, 2021 was $73.9 million, compared to $94.3 million for the prior year. The decrease resulted primarily from a decrease in the annual interest rate on our Term Loan to LIBOR plus 2.5%, with a 0.75% LIBOR floor, from an annual interest rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor, as a result of the repricing of our Term Loan in January 2021 and July 2021. The decrease in interest expense was offset in part by $4.9 million of third-party financing costs paid in 2021, which were expensed as incurred, in connection with the repricing transactions.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $0.9 million for the year ended December 31, 2021, compared to $30.2 million for the prior year. During July 2021, we repriced our Term Loan and wrote off unamortized debt issuance costs related to several lenders who did not participate in the repricing and whose portions of the Term Loan were replaced by new or existing lenders. The loss on extinguishment of debt in 2020 resulted from the write off of unamortized debt issuance costs when we closed on an additional $200.0 million under our Term Loan in February 2020 and used the proceeds, together with cash on hand, to prepay all of the indebtedness outstanding under the Notes, including premiums for early prepayment.

Income Tax Benefit

For the year ended December 31, 2021, our income tax benefit was $19.6 million, compared to income tax benefit of $32.9 million for the prior year. Our effective tax rate was approximately 67.7% for the year ended December 31, 2021 compared to 37.0% for the prior year. The decrease in income tax benefit was primarily related to a decrease in loss before income taxes compared to the prior year. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly. See Note 12 to our consolidated financial statements for more detail on the individual items impacting our effective tax rate for the years.

Net Loss

Net loss was $9.3 million for the year ended December 31, 2021, compared to net loss of $56.1 million during the prior year. The improvement primarily resulted from the $29.3 million decrease in loss on extinguishment of debt, the $20.4 million decrease in interest expense, net, and the $10.8 million increase in total operating income partially offset by the $13.3 million decrease in income tax benefit.

Liquidity and Capital Resources

Our current indebtedness consists exclusively of amounts outstanding under the Term Loan, the terms of which are described above under the section captioned “Term Loan.”

As of December 31, 2021, we held non-cancelable purchase obligations of approximately $32.0 million for inventory purchases with Benchmark Electronics, Inc., or Benchmark, our primary third-party vendor. Our purchase obligations, all of which are due during 2022, increased $18.5 million from 2020 primarily due to increased demand and recovery from supply-chain constraints experienced during 2021.

As of December 31, 2021, our total cash and cash equivalents balance was $320.9 million, and we had $100.0 million of borrowing availability under our Revolving Facility. In addition to the Revolving Facility, our principal sources of liquidity are cash, cash equivalents and internally generated cash flows. Other than the purchase obligation noted above, our principal liquidity requirements over the next twelve months are primarily required principal and interest on the Term Loan, which we expect to be $16.5 million and, based on the current interest rate, approximately $60.0 million, respectively, as well as capital expenditures of $45.0 million, working capital and potential share repurchases under the share repurchase program described in Note 10 to our consolidated financial statements included in this report.

We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Our material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2026, which is expected to be $1,555.1 million. We expect to refinance this amount at or prior to maturity.

Cash Flows - Comparison of the Years Ended December 31, 2021 and 2020

The following table shows our consolidated cash flows:

	Year Ended December 31,
Statement of Cash Flows	2021	2020	Change
	(in thousands)
Net cash provided by operating activities	$302,874	$249,767	$53,107
Net cash used in investing activities	$(36,382)	$(46,470)	$10,088
Net cash used in financing activities	$(182,469)	$(188,186)	$5,717

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 increased $53.1 million from the prior year. Net loss, as adjusted for non-cash activities, improved by $41.3 million over the prior year, primarily as a result of improved profitability. Net cash from operating activities also increased related to working capital changes of approximately $11.7 million. Cash flows from working capital increased primarily as a result of a decreased payout on management incentives in 2021 due to the COVID-19 impact on our 2020 financial results as compared to our expectations at the time the management incentives were originally established. Cash flows from working capital also increased as a result of lower interest payments associated with the completed retirement of the Notes in 2020 and the subsequent Term Loan repricing transactions in 2021. These increases were offset by net cash outflows resulting from the timing of customer collections and payments to vendors.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 decreased $10.1 million from the prior year period due primarily to maturities of marketable securities in the current year and purchases of marketable securities in the prior year. The movement in marketable securities was offset in part by a $3.5 million increase in capital expenditures. We continue to expect our capital expenditures to average approximately $40.0 million per year until 2029.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2021 decreased $5.7 million compared to the prior year period primarily due to lower net principal payments as we utilized our cash to pay down additional debt in 2020, offset by share repurchases we made in 2021. We repurchased and subsequently retired 4.3 million shares of our common stock during the year ended December 31, 2021, for a total purchase price of $163.4 million. The combination of full repayment of the Notes and additional borrowings under the Term Loan resulted in net payments of $193.8 million for the year ended December 31, 2020 compared to net payments of $16.5 million for 2021. See Note 7 to our consolidated financial statements included in this report for further discussion of our indebtedness.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had an outstanding aggregate balance of $1,621.1 million under the Term Loan as of December 31, 2021. Under the Term Loan, we pay interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.5%, with a 0.75% LIBOR floor. Accordingly, we are subject to interest rate fluctuations in future periods. On July 21, 2021, we entered into an interest rate cap agreement, which took effect in December 2021, or the Cap, with a notional amount of $1.0 billion. The Cap manages our exposure to interest rate movements on a portion of our Term Loan by providing us the right to receive payment if one-month LIBOR exceeds 1.5%. A one-half percentage point increase or decrease in the LIBOR would not have a material impact on our interest expense.

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

Item 8. Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Iridium Communications Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (income) loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Useful life of upgraded satellites

Description of the Matter
At December 31, 2021, the Company had $2.2 billion in Property and Equipment related to its upgraded satellites. As discussed in Note 2 to the consolidated financial statements, the Company’s upgraded satellites are depreciated on a straight-line basis over their estimated useful life, which is currently estimated to be 12.5 years. The Company’s useful life estimate is based on judgments made by management using the manufacturer’s estimated design life for the assets, engineering data relating to the operation and performance of its satellite network, and the Company’s long-term strategy for use of the assets.
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
Tysons, Virginia
February 17, 2022

Iridium Communications Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$320,913	$237,178
Marketable securities	—	7,548
Accounts receivable, net	63,410	61,151
Inventory	29,044	32,480
Prepaid expenses and other current assets	11,043	9,464
Total current assets	424,410	347,821
Property and equipment, net	2,662,336	2,917,076
Other assets	50,050	50,548
Intangible assets, net	43,999	45,504
Total assets	$3,180,795	$3,360,949
Liabilities and stockholders' equity
Current liabilities:
Short-term secured debt	$16,500	$16,766
Accounts payable	16,196	14,390
Accrued expenses and other current liabilities	48,122	49,504
Deferred revenue	28,018	32,412
Total current liabilities	108,836	113,072
Long-term secured debt, net	1,581,516	1,596,893
Deferred income tax liabilities, net	134,279	155,084
Deferred revenue, net of current portion	48,070	51,258
Other long-term liabilities	20,147	25,203
Total liabilities	1,892,848	1,941,510
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value, 300,000 shares authorized, 131,342 and 134,056 shares issued and outstanding at December 31, 2021 and 2020, respectively	131	134
Additional paid-in capital	1,154,058	1,160,570
Retained earnings	140,810	275,915
Accumulated other comprehensive loss, net of tax	(7,052)	(17,180)
Total stockholders' equity	1,287,947	1,419,439
Total liabilities and stockholders' equity	$3,180,795	$3,360,949

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Services	$491,991	$463,095	$447,158
Subscriber equipment	92,071	86,119	82,856
Engineering and support services	30,438	34,225	30,430
Total revenue	614,500	583,439	560,444

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	97,020	91,097	94,958
Cost of subscriber equipment	53,376	51,596	50,186
Research and development	11,885	12,037	14,310
Selling, general and administrative	100,474	90,052	93,165
Depreciation and amortization	305,431	303,174	297,705
Total operating expenses	568,186	547,956	550,324
Operating income	46,314	35,483	10,120
Other income (expense):
Interest expense, net	(73,906)	(94,271)	(115,396)
Loss on extinguishment of debt	(879)	(30,209)	(111,710)
Other income (expense), net	(417)	33	(1,133)
Total other expense	(75,202)	(124,447)	(228,239)
Loss before income taxes	(28,888)	(88,964)	(218,119)
Income tax benefit	19,569	32,910	56,120
Net loss	(9,319)	(56,054)	(161,999)
Series B preferred stock dividends, declared and paid excluding cumulative dividends	—	—	4,194
Net loss attributable to common stockholders	$(9,319)	$(56,054)	$(166,193)
Weighted average shares outstanding - basic and diluted	133,530	133,491	125,167
Net loss attributable to common stockholders per share - basic and diluted	$(0.07)	$(0.42)	$(1.33)

Comprehensive income (loss):
Net loss	$(9,319)	$(56,054)	$(161,999)
Foreign currency translation adjustments	(280)	(3,277)	2,051
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 8)	10,408	(7,036)	(121)
Comprehensive income (loss)	$809	$(66,367)	$(160,069)

 See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Series B Convertible				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	497	$—	112,200	$112	$1,108,550	$(8,797)	$501,712	$1,601,577
Stock-based compensation	—	—	—	—	16,641	—	—	16,641
Stock options exercised and awards vested	—	—	3,003	3	13,468	—	—	13,471
Stock withheld to cover employee taxes	—	—	(199)	—	(4,594)	—	—	(4,594)
Net loss	—	—	—	—	—	—	(161,999)	(161,999)
Dividends on Series B preferred stock	—	—	—	—	—	—	(7,744)	(7,744)
Cumulative translation adjustments	—	—	—	—	—	2,051	—	2,051
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(121)	—	(121)
Preferred stock converted to common	(497)	—	16,628	17	(17)	—	—	—
Balance at December 31, 2019	—	—	131,632	132	1,134,048	(6,867)	331,969	1,459,282
Stock-based compensation	—	—	—	—	18,322	—	—	18,322
Stock options exercised and awards vested	—	—	2,588	2	12,713	—	—	12,715
Stock withheld to cover employee taxes	—	—	(164)	—	(4,513)	—	—	(4,513)
Net loss	—	—	—	—	—	—	(56,054)	(56,054)
Cumulative translation adjustments	—	—	—	—	—	(3,277)	—	(3,277)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	—	(7,036)	—	(7,036)
Balance at December 31, 2020	—	—	134,056	134	1,160,570	(17,180)	275,915	1,419,439
Stock-based compensation	—	—	—	—	29,616	—	—	29,616
Stock options exercised and awards vested	—	—	1,769	1	7,442	—	—	7,443
Stock withheld to cover employee taxes	—	—	(144)	—	(5,918)	—	—	(5,918)
Repurchases and retirements of common stock	—	—	(4,339)	(4)	(37,652)	—	(125,786)	(163,442)
Net loss	—	—	—	—	—	—	(9,319)	(9,319)
Cumulative translation adjustments	—	—	—	—	—	(280)	—	(280)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	—	10,408	—	10,408
Balance at December 31, 2021	—	$—	131,342	$131	$1,154,058	$(7,052)	$140,810	$1,287,947

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(9,319)	$(56,054)	$(161,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(21,314)	(33,684)	(53,897)
Depreciation and amortization	305,431	303,174	297,705
Loss on extinguishment of debt	879	30,209	111,710
Stock-based compensation (net of amounts capitalized)	26,782	16,714	15,138
Amortization of deferred financing fees	4,201	3,658	18,904
All other items, net	(160)	1,124	952
Changes in operating assets and liabilities:
Accounts receivable	(1,823)	6,380	2,509
Inventory	3,592	7,234	(12,951)
Prepaid expenses and other current assets	(1,696)	1,119	7,973
Other assets	3,911	3,241	3,097
Accounts payable	(2,166)	7,410	(4,300)
Accrued expenses and other current liabilities	7,170	(15,662)	(17,093)
Deferred revenue	(7,531)	(21,692)	(6,435)
Other long-term liabilities	(5,083)	(3,404)	(3,170)
Net cash provided by operating activities	302,874	249,767	198,143

Cash flows from investing activities:
Capital expenditures	(42,147)	(38,689)	(117,819)
Purchases of other investments	(1,635)	(152)	(10,000)
Purchases of marketable securities	—	(7,629)	—
Sales and maturities of marketable securities	7,400	—	—
Net cash used in investing activities	(36,382)	(46,470)	(127,819)

Cash flows from financing activities:
Repayments on the Credit Facility, including extinguishment costs	—	—	(1,734,965)
Borrowings under the Term Loan	179,285	202,000	1,450,000
Payments on the Term Loan	(195,785)	(12,375)	—
Repayments on the Notes, including extinguishment costs	—	(383,451)	—
Repurchases of common stock	(163,442)	—	—
Payment of deferred financing fees	(4,052)	(2,562)	(28,803)
Proceeds from exercise of stock options	7,443	12,715	13,471
Tax payment upon settlement of stock awards	(5,918)	(4,513)	(4,596)
Payment of Series B preferred stock dividends	—	—	(8,387)
Net cash used in financing activities	(182,469)	(188,186)	(313,280)

Effect of exchange rate changes on cash and cash equivalents	(288)	(1,494)	1,230
Net increase (decrease) in cash and cash equivalents and restricted cash	83,735	13,617	(241,726)
Cash, cash equivalents and restricted cash, beginning of period	237,178	223,561	465,287
Cash, cash equivalents and restricted cash, end of period	$320,913	$237,178	$223,561

See notes to consolidated financial statements
Iridium Communications Inc.
Consolidated Statements of Cash Flows, continued
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$72,195	$98,714	$119,464
Income taxes paid (refund received), net	$1,784	$(661)	$(606)

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid for yet	$8,225	$3,721	$3,975
Capitalized amortization of deferred financing costs	$115	$115	$2,416
Capitalized stock-based compensation	$2,834	$1,608	$1,503

See notes to consolidated financial statements

Iridium Communications Inc.
Notes to Consolidated Financial Statements
December 31, 2021

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

The Company’s operations are conducted through, and its operating assets are owned by, its principal operating subsidiary, Iridium Satellite LLC (“Iridium Satellite”), Iridium Satellite’s immediate parent, Iridium Holdings LLC, and their subsidiaries. As a result, there are no material differences between the information presented in these consolidated financial statements of the Company and the financial information of Iridium Holdings, Iridium Satellite and their subsidiaries, on a consolidated basis, other than as a result of (i) tax provision as a result of Iridium Holdings, Iridium Satellite and their subsidiaries being classified as flow-through entities for U.S. federal income tax purposes and (ii) senior unsecured notes (fully repaid February 15, 2020, see Note 7), related interest expense and loss on extinguishment of debt.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, the useful lives and recoverability of long-lived and intangible assets, income taxes, stock-based compensation, the incremental borrowing rate for its leases, and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ materially from those estimates.

Adopted and Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This guidance amends certain aspects of the accounting for income taxes. The Company's adoption of ASU 2019-12 on January 1, 2021 had no impact on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 was further amended in January 2021 when the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarified the applicability of certain provisions. Both ASU 2020-04 and ASU 2021-01 are currently effective prospectively for all entities through December 31, 2022 when the reference rate replacement activity is expected to have been completed. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. As of December 31, 2021, the Company elected to apply the optional expedient for hedge accounting specifically to the interest rate cap agreement (the "Cap") which was executed in July 2021. This allowed the Company to assume that the index upon which future interest payments on the hedged portion of the Term Loan (see Note 8) will be based matches the index on the Cap. Adoption of this practical expedient had no impact on the Company's consolidated financial statements upon adoption. The Company has not yet adopted any other expedients and will continue to evaluate the impact this standard may have on its consolidated financial statements.

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

The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of December 31, 2021 and 2020: cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2.

The fair values of the Company’s Level 2 estimates are based upon certain market assumptions and information available to the Company. In determining fair value, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets.

Leases

For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as right-of-use (“ROU”) assets within other assets and ROU liabilities within accrued expenses and other liabilities and within other long-term liabilities on the Company’s consolidated balance sheets.

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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was not material as of December 31, 2021 and 2020.
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

The Company's expense for excess and obsolete inventory was not material during the years ended December 31, 2021, 2020 or 2019.

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

The Company's inventory balance consisted of the following:

	Year Ended December 31,
	2021	2020
	(In thousands)
Finished Goods	$18,395	$27,936
Raw Materials	11,850	5,983
Inventory Valuation Reserve	(1,201)	(1,439)
Total	$29,044	$32,480

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value. The fair value of stock options is determined at the grant date using the Black-Scholes-Merton option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the consolidated statements of operations and comprehensive income (loss) in a manner consistent with the classification of the recipient’s compensation. The expected vesting of the Company’s performance-based RSUs is based upon the probability that the Company achieves the defined performance goals. The level of achievement of performance goals, if any, is determined by the Compensation Committee. Stock-based awards to non-employee consultants are expensed at their grant-date fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Classification of stock-based compensation by line item on the balance sheet and statement of operations is presented below:

	Year Ended December 31,
	2021	2020
	(In thousands)
Property and equipment, net	$2,376	$1,319
Inventory	436	261
Prepaid and other current assets	22	28
Cost of subscriber equipment	53	29
Cost of services (exclusive of depreciation and amortization)	8,037	5,037
Research and development	333	305
Selling, general and administrative	18,359	11,343
Total stock-based compensation	$29,616	$18,322

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. The Company applies judgment in determining the useful lives based on factors such as engineering data, long-term strategy for using the assets, the manufacturer's estimated design life for the assets, laws and regulations that could impact the useful lives of the assets and other economic factors. The Company assesses the current estimated operational life of the satellites, including the potential impact of environmental factors on the satellites, ongoing operational enhancements and software upgrades when evaluating the useful lives of its satellites. Additionally, the Company reviews engineering data relating to the operation and performance of its satellite network. Depreciation is calculated using the straight-line method over the following estimated useful lives:

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

Derivative Financial Instruments

The Company uses derivatives (interest rate swap, swaption, cap) to manage its exposure to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the consolidated balance sheets within other current liabilities and other assets. When the Company’s derivatives are designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) within the Company’s consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of a derivative's change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings. Within the consolidated statements of operations and comprehensive income (loss), the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item associated with the hedged items. Cash flows from hedging activities are included in operating activities within the Company’s consolidated statements of cash flows, which is the same category as the item being hedged. See Note 8 for further information.
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
Wholesaler of satellite communications products and services

Pursuant to wholesale agreements, the Company sells its products and services to service providers and recognizes revenue as it fulfills its performance obligations to the service providers, based an amount that reflects the consideration to which it expects to be entitled to in exchange for those products and services. The service providers, in turn, sell the products and services to other distributors or directly to the end users. The Company recognizes revenue when an arrangement exists, services or equipment are transferred, the transaction price is determined, the arrangement has commercial substance, and collection of consideration is probable.

Contracts with multiple performance obligations

At times, the Company sells services and equipment through arrangements that bundle equipment, airtime and other services. For these revenue arrangements when the Company sells services and equipment in bundled arrangements and determines that it has separate distinct performance obligations, the Company allocates the bundled contract price among the various performance obligations based on each deliverable’s stand-alone selling price. If the stand-alone selling price is not directly observable, the Company estimates the amount to be allocated for each performance obligation based on observable market transactions or the residual approach. When the Company determines the performance obligations are not distinct, the Company recognizes revenue on a combined basis. To the extent the Company's contracts include variable consideration, the transaction price includes both fixed and variable consideration. The variable consideration contained within the Company's contracts with customers may include discounts, credits and other similar items. When a contract includes variable consideration, the Company evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at the end of each quarter.

Service revenue sold on a stand-alone basis

Service revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs and billed in arrears with payments generally submitted within 30 days. Revenue for fixed-per-user access fees is billed monthly in advance and generally recognized over the month, or related usage period, in which the services are provided to the end user. The Company sells prepaid services in the form of e-vouchers and prepaid cards. A liability is established equal to the cash paid upon purchase for the e-voucher or prepaid card. The Company recognizes revenue from (i) the prepaid services upon the use of the e-voucher or prepaid card by the customer and (ii) the estimated pattern of use. The Company does not offer refunds for unused prepaid services.

Services sold to the U.S. government

The Company provides airtime and airtime support to U.S. government and other authorized customers pursuant to the Enhanced Mobile Satellite Services (“EMSS”) contract managed by the U.S. Space Force. Under the terms of this agreement, authorized customers continue to utilize airtime services, provided through the U.S. government’s dedicated gateway. These services include unlimited global standard and secure voice, low and high-speed data, paging, broadcast and Distributed Tactical Communications Services (“DTCS”) services for an unlimited number of Department of Defense (“DoD”) and other federal subscribers. Under this contract, revenue is based on the annual fee for the fixed-price contract with unlimited subscribers and is recognized on a straight-line basis over each contractual year, with equal payments submitted monthly. The U.S. government purchases its subscriber equipment from third-party distributors and not directly from the Company.

Subscriber equipment sold on a stand-alone basis

The Company recognizes subscriber equipment sales and the related costs when title to the equipment (and the risks and rewards of ownership) passes to the customer, typically upon shipment. Customers are billed when inventory is shipped, and payment is generally due within 30 days. Customers do not have rights of return without prior consent from the Company.

Government engineering and support services

The Company provides maintenance services to the U.S. government’s dedicated gateway. This revenue is recognized ratably over the periods in which the services are provided; the related costs are expensed as incurred.

Other government and commercial engineering and support services

The Company also provides engineering services to assist customers in developing new technologies for use on the Company’s satellite system. Fees to customers under these agreements are generally based on milestones and payments are submitted as milestones are achieved. The revenue associated with fixed-fee contracts is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligation. The Company does not include purchases of goods from a third party in its evaluation of costs incurred. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. The revenue associated with cost-plus-fixed-fee contracts is recognized to the extent of estimated costs incurred plus the applicable fees earned. The Company considers fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development

Research and development costs are charged to expense in the period in which they are incurred.

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $1.9 million, $1.2 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

3. Cash and Cash Equivalents and Marketable Securities

Cash and Cash Equivalents
The following table summarizes the Company’s cash and cash equivalents:

	December 31,		Recurring Fair Value Measurement
	2021	2020
	(In thousands)
Cash and cash equivalents:
Cash	$28,496	$27,168
Money market funds	292,417	208,005	Level 2
Fixed income debt securities	—	2,005	Level 2
Total cash and cash equivalents	$320,913	$237,178

Marketable Securities

As of December 31, 2021, the Company did not hold any investment positions in marketable securities. As of December 31, 2020, the Company's marketable securities consisted of only fixed-income securities. The amortized cost of these securities amounted to $7.6 million and the estimated fair value amounted to $7.5 million as of December 31, 2020. The gross unrealized gains and gross unrealized losses on these marketable securities were not material as of December 31, 2020. All marketable securities were classified as Level 2 investments in the fair value hierarchy.

The following table presents the contractual maturities of the Company's fixed income debt securities:

	December 31, 2020
	Amortized Cost	Fair Value
	(In thousands)
Mature within one year	$5,530	$5,525
Mature after one year and within three years	2,024	2,023
Total	$7,554	$7,548

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Satellite system	$3,197,460	$3,197,460
Ground system	75,899	64,581
Equipment	46,461	44,871
Internally developed software and purchased software	290,979	251,320
Building and leasehold improvements	30,198	29,924
Total depreciable property and equipment	3,640,997	3,588,156
Less: accumulated depreciation	(1,253,354)	(959,606)
Total depreciable property and equipment, net of accumulated depreciation	2,387,643	2,628,550
Land	8,037	8,037
Construction-in-process:
Ground spares	225,254	225,254
Other construction-in-process	41,402	55,235
Total property and equipment, net of accumulated depreciation	$2,662,336	$2,917,076

Other construction-in-process consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Internally developed and purchased software	$29,443	$44,444
Equipment	11,558	10,388
Ground system	401	403
Total other construction-in-process	$41,402	$55,235

Depreciation expense was $303.8 million, $301.7 million and $296.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

5. Intangible Assets

The Company had identifiable intangible assets as follows:

	December 31, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(9,637)	6,802
Assembled workforce	7 years	5,678	(4,055)	1,623
Patents	14 - 20 years	441	(92)	349
Total		22,558	(13,784)	8,774
Total intangible assets		$57,783	$(13,784)	$43,999

	December 31, 2020
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(8,927)	7,512
Assembled workforce	7 years	5,678	(3,244)	2,434
Patents	14 - 20 years	396	(63)	333
Total		22,513	(12,234)	10,279
Total intangible assets		$57,738	$(12,234)	$45,504

Amortization expense was $1.6 million, $1.5 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Future amortization expense with respect to intangible assets existing at December 31, 2021, by year and in the aggregate, was as follows:

Year ending December 31,	Amount
(In thousands)
2022	$1,555
2023	1,555
2024	744
2025	744
2026	744
Thereafter	3,432
Total estimated future amortization expense	$8,774

6. Leases

The Company has operating leases for land, office space, satellite network operations center (“SNOC”) facilities, system gateway facilities, a warehouse and a distribution center. The Company also has operations and maintenance (“O&M”) agreements that include leases associated with two teleport network facilities. Some of the Company's leases include options to extend the leases for up to 10 years. The Company does not include term extension options as part of its present value calculation of lease liabilities unless it is reasonably certain to exercise those options. As of December 31, 2021, the Company’s weighted-average remaining lease term relating to its operating leases was 5.9 years, and the weighted-average discount rate used to calculate the operating lease liability payment was 6.7%.
The table below summarizes the Company’s lease-related assets and liabilities:

Leases	Classification	December 31, 2021	December 31, 2020
		(In thousands)
Operating lease assets
Noncurrent	Other assets	$20,369	$23,974
Total lease assets		$20,369	$23,974

Operating lease liabilities
Current	Accrued expenses and other current liabilities	$3,703	$3,838
Noncurrent	Other long-term liabilities	19,587	23,258
Total lease liabilities		$23,290	$27,096

During the years ended December 31, 2021, 2020 and 2019, the Company incurred lease expense of $5.6 million, $5.6 million and $5.1 million, respectively. A portion of rent expense during these comparable periods was derived from leases that were not included within the ROU asset and liability balances shown above as they had terms shorter than twelve months and were therefore excluded from balance sheet recognition under ASU 2016-02.
Future payment obligations with respect to the Company's operating leases in which it was the lessee at December 31, 2021, by year and in the aggregate, were as follows:

Year Ending December 31,	Amount
(In thousands)
2022	$5,270
2023	4,997
2024	4,972
2025	5,088
2026	3,287
Thereafter	4,921
Total lease payments	$28,535

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 14) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently estimated to be approximately 12.5 years. Lease income related to these agreements was $21.4 million, $21.4 million and $21.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s consolidated statements of operations and comprehensive income (loss).

Both Aireon and L3Harris have made payments for their hosting agreements and the Company expects they will continue to do so. Future income with respect to the Company's operating leases in which it was the lessor at December 31, 2021, by year and in the aggregate, is as follows:

Year Ending December 31,	Amount
(In thousands)
2022	$21,445
2023	21,445
2024	21,445
2025	21,445
2026	21,445
Thereafter	77,462
Total lease income	$184,687

7. Debt

Term Loan and Revolving Facility

On November 4, 2019, pursuant to a loan agreement (as amended to date, the “Credit Agreement”), the Company entered into a $1,450.0 million term loan with Deutsche Bank AG (the “Original Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Original Term Loan was issued at a price equal to 99.5% of its face value, with a maturity date in November 2026. On February 7, 2020, the Company closed on an additional $200.0 million under its Credit Agreement for a total borrowing of $1,650.0 million (as expanded, the “Term Loan”). The additional amount is fungible with the Original Term Loan, having the same maturity date, interest rate and other terms, but was issued at a 1.0% premium to face value. The Term Loan initially bore interest at an annual rate of LIBOR plus 3.75%, with a 1.0% LIBOR floor.
The Term Loan was repriced in January 2021 for an annual interest rate of LIBOR plus 2.75%, with a 1.0% LIBOR floor. The Term Loan was repriced again in July 2021 for a new annual interest rate of LIBOR plus 2.50%, with a 0.75% LIBOR floor. The maturity date remains unchanged in November 2026. The interest rate on the Revolving Facility remained unchanged at LIBOR plus 3.75% with no LIBOR floor, and a maturity date in November 2024. Principal payments, which are payable quarterly and began on June 30, 2020, equal $16.5 million per annum (one percent of the full principal amount of the Term Loan), with the remaining principal due upon maturity.
In July 2021, the Company paid $4.1 million of original issuance costs to reprice the Term Loan. Lenders making up approximately $65.2 million of the Term Loan did not participate in the repricing. Those portions of the Term Loan were replaced by new or existing lenders. This resulted in a $0.9 million loss on extinguishment of debt during the year ended December 31, 2021, as the Company wrote off the unamortized debt issuance costs related to the lenders who were fully repaid in an exchange of principal.
In February 2020, the Company used the proceeds of the additional $200.0 million borrowed under the Term Loan, together with cash on hand, to prepay and retire all of the indebtedness outstanding under then outstanding senior unsecured promissory notes (the “Notes”), including premiums for early prepayment. To prepay the Notes, the Company paid a call price equal to the present value at the redemption rate of (i) 105.125% of the $360.0 million principal amount of the Notes plus (ii) all interest due through the first call date in April 2020, representing a total call premium of $23.5 million, plus all accrued and unpaid interest to the redemption date. As a result of the prepayment, the Company also wrote off the remaining unamortized debt issuance costs, which resulted in a $30.2 million loss on extinguishment of debt during the year ended December 31, 2020.
As of December 31, 2021 and 2020, the Company reported an aggregate of $1,621.1 million and $1,637.6 million in borrowings under the Term Loan, respectively. These amounts do not include $23.1 million and $24.0 million of net unamortized deferred financing costs as of December 31, 2021 and 2020, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of December 31, 2021 and 2020 amounted to $1,598.0 million and $1,613.6 million, respectively. As of December 31, 2021 and 2020, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan due in 2026 was $1,622.1 million and $1,647.9 million, respectively. The Company had not borrowed under the Revolving Facility as of December 31, 2021 or 2020.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. As of December 31, 2021, the Company was below the specified leverage ratio and a mandatory prepayment sweep was therefore not required.

The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of December 31, 2021.
The effective interest rate on outstanding principal of the Term Loan was 4.3% during the year ended December 31, 2021.

Interest on Debt

Total interest incurred includes amortization of deferred financing fees and capitalized interest. To reprice the Term Loan in January 2021 and July 2021, the Company incurred third-party financing costs of $3.6 million and $1.3 million, respectively. These costs were expensed and are included within interest expense on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021. All third-party financing costs incurred during the years ended December 31, 2020 and 2019 were also expensed and are included within interest expense on the consolidated statements of operations and comprehensive income (loss).
The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Total interest incurred	$72,816	$99,155	$140,532
Amortization of deferred financing fees	$4,316	$3,773	$21,320
Capitalized interest	$2,146	$3,225	$15,055

As of December 31, 2021 and 2020, accrued interest under the Term Loan was $0.1 million and $0.2 million, respectively.

Total Debt
Future minimum principal repayments with respect to the Company's debt balances existing at December 31, 2021, by year and in the aggregate, are as follows:

Year ending December 31,	Amount
(In thousands)
2022	$16,500
2023	16,500
2024	16,500
2025	16,500
2026	1,555,125
Total debt commitments	1,621,125
Less: Original issuance discount	23,109
Less: Total short-term debt	16,500
Total long-term debt, net	$1,581,516

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

Interest Rate Swaps

On November 27, 2019, the Company executed a long-term interest rate swap (“Swap”) through November 2021 to mitigate variability in forecasted interest payments on a portion of the Company’s borrowings under its Term Loan. On the last business day of each month, the Company received variable interest payments based on one-month LIBOR from the counterparty. The Company paid a fixed rate of 1.565% per annum on the Swap until its expiration in November 2021. The Company also entered into an interest rate swaption agreement (“Swaption”), for which the Company paid a fixed annual rate of 0.50%. At inception, the Swap and Swaption (collectively, the "swap contracts") were designated as cash flow hedges for hedge accounting. The unrealized changes in market value were recorded in accumulated other comprehensive income (loss) and any remaining balance will be reclassified into earnings during the period in which the hedged transaction affects earnings. Due to the changes made to the Term Loan as a result of the July 2021 repricing, at that time the Company elected to de-designate the Swap as a cash flow hedge. Accordingly, as the related interest payments were still probable, the accumulated balance within other comprehensive income (loss) as of the de-designation date was amortized into earnings through the November 2021 expiration date. As of December 31, 2020, the Swap carried a notional amount of $1.0 billion and had a current liability balance of $5.2 million in other current liabilities related to the fair value of the Swap.

The Swaption carried a notional amount of $1.0 billion as of December 31, 2020. At December 31, 2020, the premium liability was netted with the Swaption, for a fair value of $4.4 million which was recorded in other current liabilities. The Company sold the Swaption in May 2021 for $0.7 million. The Company continued to pay the fixed annual rate for the Swaption through the term of the Swaption, which expired in November 2021.

Interest Rate Cap

On July 21, 2021, the Company entered into the Cap that began in December 2021 upon the expiration of the Swap. The Cap manages the Company's exposure to interest rate movements on a portion of the Term Loan from the Cap's inception through the maturity of the Term Loan in November 2026. The Cap provides the Company with the right to receive payment if one-month LIBOR exceeds 1.5%. Beginning in December 2021, the Company began to pay a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of December 31, 2021.

The Cap is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. The Company designated the Cap as a cash flow hedge of the variability of the LIBOR-based interest payments on the Term Loan. The effective portion of the Cap's change in fair value will be recorded in accumulated other comprehensive income (loss). Any ineffective portion of the Cap's change in fair value will be recorded in current earnings as interest expense.

Fair Value of Derivative Instruments

As of December 31, 2021, the Company had an asset balance of $4.9 million recorded in other assets for the fair value of the Cap.

During the years ended December 31, 2021, 2020, and 2019 the Company collectively incurred $8.5 million, $9.1 million, and $0.3 million, respectively, in net interest expense for the swap contracts and the Cap. Gains and losses resulting from fair value adjustments to the Cap are recorded within accumulated other comprehensive income (loss) within the Company’s consolidated balance sheet and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the derivative contracts are included in cash flows from operating activities on the consolidated statements of cash flows. Over the next 12 months, the Company expects any gains or losses for cash flow hedges amortized from accumulated other comprehensive income (loss) into earnings to have an immaterial impact on the Company’s consolidated financial statements.

The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Unrealized gain (loss), net of tax	$10,408	$(7,036)	$(121)
Tax benefit (expense)	$(3,316)	$2,464	$(41)

9. Stock-Based Compensation

In May 2019, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of December 31, 2021, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 Plan was 10,462,457. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also referred to as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.

Stock Options

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

The Company has historically granted stock options to newly hired and promoted employees. During 2019, the Company granted approximately 139,000 stock options with an estimated aggregate grant date fair value of $1.3 million. The Company did not grant any stock options during the years ended December 31, 2021 and 2020.

The following table summarizes weighted-average assumptions used in the Company's calculations of fair value:

Year Ended December 31,
2019
Expected volatility	40.78%
Expected term (years)	6.11
Expected dividends	—%
Risk free interest rate	2.59%

A summary of the activity of the Company’s stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2018	5,703	$8.29
Granted	139	21.12
Cancelled or expired	(1)	11.80
Exercised	(1,670)	8.11		$29,584
Forfeited	(18)	11.74
Options outstanding at December 31, 2019	4,153	$8.78	4.03	$65,887
Cancelled or expired	(5)	20.17
Exercised	(1,581)	8.14		$33,836
Forfeited	(13)	18.17
Options outstanding at December 31, 2020	2,554	$9.10	3.94	$77,182
Cancelled or expired	(3)	10.67
Exercised	(857)	8.51		$31,544
Forfeited	(13)	16.07
Options outstanding at December 31, 2021	1,681	$9.35	3.28	$53,698
Options exercisable at December 31, 2021	1,603	$8.84	3.11	$52,021
Options exercisable and expected to vest at December 31, 2021	1,680	$9.34	3.28	$53,684

The Company recognized $0.8 million, $1.0 million and $1.3 million of stock-based compensation expense related to stock options in the years ended December 31, 2021, 2020 and 2019, respectively.

The weighted-average grant date fair value of options granted during the year ended December 31, 2019 was $9.18. The total fair value of the shares vested during the years ended December 31, 2021, 2020 and 2019 was $2.3 million, $1.4 million and $1.4 million, respectively.

As of December 31, 2021, the total unrecognized cost related to non-vested options was approximately $0.6 million. This cost is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units

RSUs represent the right to receive a share of common stock at a future date. RSUs granted to employees for service generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued employment. RSUs are classified as equity awards because the RSUs will be paid in the Company’s common stock upon vesting. The fair value of RSUs is determined at the grant date based on the closing price of the Company's common stock on the date of grant. The related compensation expense is recognized over the service period and is based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. RSUs do not carry voting rights until the RSUs are vested and the underlying shares are released in accordance with the terms of the award.

RSU Summary

A summary of the Company’s activity for RSUs is as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2018	3,077	$10.13
Granted	1,058	22.50
Forfeited	(102)	14.86
Released	(1,331)	10.52
Outstanding at December 31, 2019	2,702	$14.62
Granted	1,061	26.73
Forfeited	(92)	17.72
Released	(1,007)	15.63
Outstanding at December 31, 2020	2,664	$18.96
Granted	913	41.55
Forfeited	(115)	29.49
Released	(912)	21.12
Outstanding at December 31, 2021	2,550	$25.80
Vested and unreleased at December 31, 2021 (1)	860

(1)     These RSUs were granted to the Company's board of directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.

As of December 31, 2021, the total unrecognized cost related to non-vested RSUs was approximately $22.2 million. This cost is expected to be recognized over a weighted-average period of 1.36 years. The Company recognized $26.0 million, $15.7 million and $13.8 million of stock-based compensation expense related to RSUs in the years ended December 31, 2021, 2020 and 2019, respectively.

Service-Based RSU Awards

The majority of the annual compensation the Company provides to non-employee members of its board of directors is paid in the form of RSUs. In addition, some members of the Company’s board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 39,000, 58,000 and 76,000 service-based RSUs were granted to the Company’s non-employee directors as a result of these payments and elections during the years ended December 31, 2021, 2020 and 2019, respectively, with an estimated grant date fair value of $1.6 million, $1.4 million and $1.4 million, respectively.

During the years ended December 31, 2021, 2020 and 2019, the Company granted approximately 531,000, 713,000 and 740,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $22.0 million, $19.1 million and $16.9 million, respectively.

During the years ended December 31, 2021, 2020 and 2019, the Company granted approximately 2,000, 10,000 and 11,000 service-based RSUs, respectively, to non-employee consultants, with an estimated grant date fair value of $0.1 million, $0.2 million and $0.2 million, respectively.

Performance-Based RSU Awards

In March 2021, 2020 and 2019, the Company awarded approximately 228,000, 115,000 and 125,000 performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $9.5 million, $3.1 million and $2.9 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals over the respective fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2021 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the 2021 Bonus RSUs will vest, subject to continued employment, in March 2022. Substantially all of the Bonus RSUs awarded in 2019 and 2020 vested in March 2020 and March 2021, respectively, upon the determination of the level of achievement of the respective performance goals.

Additionally, during 2021, 2020 and 2019, the Company awarded approximately 110,000, 144,000 and 96,000 performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs for the 2021, 2020 and 2019 grants was $4.6 million, $3.9 million and $2.2 million, respectively. Vesting of the Executive RSUs is and was dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date. During March 2021, 2020 and 2019, the Company awarded additional shares underlying performance-based RSUs to the Company’s executives for over-achievement of performance targets related to the Executive RSUs originally awarded in 2019, 2018 and 2017 in the amounts of 3,000, 20,000 and 11,000 shares, respectively.

10. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, there were no outstanding shares of preferred stock, as all preferred stock was converted into common stock in prior periods according to its terms.

Share Repurchase Program

In February 2021, the Company announced that its Board of Directors had authorized the repurchase of up to $300.0 million of its common stock through December 31, 2022. This time-frame can be extended or shortened by the Board of Directors. Repurchases are made from time to time on the open market at prevailing prices or in negotiated transactions off the market. All shares are immediately retired upon repurchase in accordance with the board-approved policy. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings. The portion to be allocated to additional paid-in capital is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of the date of retirement.
The Company repurchased and subsequently retired 4.3 million shares of its common stock during the year ended December 31, 2021, for a total purchase price of $163.4 million. As of December 31, 2021, $136.6 million remained available and authorized for repurchase under this program. As the share repurchases were authorized in 2021, no shares were permitted to be repurchased during the year ended December 31, 2020.

11. Revenue

The following table summarizes the Company’s services revenue:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Commercial services:
Voice and data	$175,584	$168,668	$173,167
IoT data	110,919	96,981	96,435
Broadband	42,990	35,959	30,455
Hosted payload and other data	58,611	60,600	49,969
Total commercial services	388,104	362,208	350,026
Government services	103,887	100,887	97,132
Total services	$491,991	$463,095	$447,158

The following table summarizes the Company’s engineering and support services revenue:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Commercial	$4,613	$4,529	$2,852
Government	25,825	29,696	27,578
Total	$30,438	$34,225	$30,430

The Company's contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond a year is immaterial to the financial statements. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $43.0 million, $41.1 million and $43.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	Year Ended December 31,
	2021	2020
	(In thousands)
Contract Assets:
Commissions	$1,190	$993
Other contract costs	$2,558	$2,860
Unbilled receivables	$10,752	$9,132

12. Income Taxes

U.S. and foreign components of income before income taxes are presented below:

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
U.S. loss	$(31,352)	$(89,251)	$(218,391)
Foreign income	2,464	287	272
Total loss before income taxes	$(28,888)	$(88,964)	$(218,119)

The components of the Company’s income tax provision were as follows:

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
Current taxes:
Federal tax benefit	$(537)	$(688)	$(3,796)
State tax expense	42	70	37
Foreign tax expense	2,240	1,387	1,481
Total current tax (benefit) expense	1,745	769	(2,278)
Deferred taxes:
Federal tax benefit	(14,109)	(27,701)	(50,690)
State tax benefit	(6,686)	(5,869)	(1,850)
Foreign tax benefit	(519)	(109)	(1,302)
Total deferred tax benefit	(21,314)	(33,679)	(53,842)
Total income tax benefit	$(19,569)	$(32,910)	$(56,120)

A reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision is below. Any amounts that do not have a meaningful impact on this reconciliation are not separately disclosed.

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
Expected tax benefit at U.S. federal statutory tax rate	$(6,067)	$(18,811)	$(45,790)
State taxes, net of federal benefit	(9,094)	(6,723)	(15,608)
State tax valuation allowance	711	2,561	16,216
Deferred impact of state tax law changes and elections	1,200	(1,684)	(2,414)
Equity-based compensation	(9,597)	(8,414)	(8,227)
Limitation on executive compensation deduction	3,140	666	920
Other nondeductible items	65	206	873
Tax credits	(1,278)	(1,048)	(995)
Foreign taxes	1,100	723	1,217
Other adjustments	251	(386)	(2,312)
Total income tax benefit	$(19,569)	$(32,910)	$(56,120)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets
Long-term contracts	$57,189	$64,738
Federal, state and foreign net operating losses, other carryforwards and tax credits	410,450	430,273
Other	23,236	22,493
Total deferred tax assets	490,875	517,504
Valuation allowance	(34,522)	(32,218)
Net deferred tax assets	456,353	485,286
Deferred tax liabilities
Fixed assets, intangibles and research and development expenditures	(532,414)	(577,955)
Investment in joint venture	(46,070)	(52,203)
Other	(11,061)	(6,283)
Total deferred tax liabilities	(589,545)	(636,441)
Net deferred income tax liabilities	$(133,192)	$(151,155)

Pursuant to ASC 740, the Company nets deferred tax assets and liabilities within the same jurisdiction. As of December 31, 2021, the Company had a net deferred tax asset of $1.1 million that is included in other assets on the balance sheet and a net deferred tax liability of $134.3 million.

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

The Company had deferred tax assets related to cumulative U.S. federal net operating loss carryforwards and interest expense carryforwards of approximately $330.2 million and $337.1 million as of December 31, 2021 and 2020, respectively. U.S. federal net operating loss carryforwards for periods prior to 2018, if unutilized, will expire in various amounts from 2031 through 2037. The Company believes that the U.S. federal net operating losses will be utilized before the expiration dates and, as such, no valuation allowance has been established for these deferred tax assets. U.S. federal net operating loss carryforwards for 2018 and thereafter and interest expense carryforwards do not expire. The Company had deferred tax assets related to the state net operating loss carryforwards of approximately $61.3 million and $69.7 million as of December 31, 2021 and 2020, respectively, that expire from 2025 through 2043. The Company does not expect to fully utilize all of its state net operating losses within the respective carryforward periods and as such reflects a partial valuation allowance of $32.6 million and $30.2 million as of December 31, 2021 and 2020, respectively, against these deferred tax assets on its consolidated balance sheet. The Company had deferred tax assets related to the foreign net operating loss carryforwards of approximately $0.6 million and $0.7 million, as of December 31, 2021 and 2020, respectively, that begin to expire in 2026. The Company does not expect to fully utilize all of its foreign net operating losses within the carryforward periods. As such, the Company had recorded a partial valuation allowance of $0.5 million as of December 31, 2021, which is unchanged from December 31, 2020, against these deferred tax assets on its consolidated balance sheets. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

The Company had approximately $11.1 million and $10.0 million of deferred tax assets related to research and development tax credits as of December 31, 2021 and 2020, respectively, that expire in various amounts from 2029 through 2041. The Company had approximately $5.6 million and $5.7 million of deferred tax assets related to foreign tax credits as of December 31, 2021 and 2020, respectively, that expire in various amounts through 2031. The Company does not expect to utilize all of its foreign tax credits within the respective carryforward periods. As such, the Company had a partial valuation allowance of $0.8 million and $1.1 million as of December 31, 2021 and 2020, respectively.

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
There were no unrecognized tax benefits as of December 31, 2021, and the amount of unrecognized tax benefits was $0.5 million as of December 31, 2020. Any changes in the next twelve months are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company. All of the Company’s uncertain tax positions, if recognized, would affect its income tax expense.
The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2021, there were no interest and penalties on unrecognized tax benefits, and as of December 31, 2020, potential interest and penalties on unrecognized tax benefits were not significant.
The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2011 to 2020 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2013 to 2020 remain subject to examination by tax authorities.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	2021	2020
	(In thousands)
Balance at January 1,	$537	$953
Change attributable to tax positions taken in a prior period	(537)	(416)
Balance at December 31,	$—	$537

13. Net Loss Per Share

The Company calculates basic net loss per common share by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In periods of net income, diluted net income per share takes into account the effect of potentially dilutive common shares when the effect is dilutive. Potentially dilutive common shares include (i) common stock issuable upon exercise of outstanding stock options and (ii) contingent RSUs that are convertible into shares of common stock upon achievement of certain service and performance requirements. The effect of potentially dilutive common shares is computed using the treasury stock method.

The computations of basic and diluted net loss per common share are set forth below:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Numerator:
Net loss attributable to common stockholders - basic and diluted	$(9,319)	$(56,054)	$(166,193)

Denominator:
Weighted average common shares - basic and diluted	133,530	133,491	125,167

Net loss attributable to common stockholders per share - basic and diluted	$(0.07)	$(0.42)	$(1.33)

Due to the Company’s net loss position for the years ended December 31, 2021, 2020 and 2019 all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. The incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects are presented below:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Performance-based RSUs	183	127	295
Service-based RSUs	536	567	678
Stock options	1,189	1,946	2,522

14. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company's satellite constellation hosts the Aireon system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. The Company and the other Aireon investors hold their interests in Aireon through an amended and restated LLC agreement (the “Amended and Restated Limited Liability Company Agreement”). Aireon Holdings LLC holds 100% of the membership interests in Aireon LLC, which is the operating entity. At each of December 31, 2021 and 2020, the Company's fully diluted ownership stake in Aireon Holdings LLC was approximately 35.7%, subject to certain redemption provisions contained in the Amended and Restated Limited Liability Company Agreement. The Company's investment in Aireon is accounted for as an equity method investment, with a carrying value of zero.

Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to an agreement with Aireon (the “Hosting Agreement”), Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $62.5 million had been paid as of December 31, 2021, as well as power fees of up to approximately $3.7 million per year. Aireon also pays data services fees of approximately $19.8 million per year for the delivery of the air traffic surveillance data under a data transmission services agreement. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement an operating lease. The Company recognized $16.1 million, $16.1 million and $16.0 million of hosting fee revenue under the Hosting Agreement for the years ended December 31, 2021, 2020 and 2019, respectively. There were no receivables due under the Hosting Agreement as of December 31, 2021 and 2020. The Company recorded power fee and data service fee revenue from Aireon of $23.5 million, $23.9 million and $12.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.2 million and $2.3 million at December 31, 2021 and 2020, respectively.

The Company and the other Aireon investors have agreed to participate pro rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum commitment under the investor bridge loan is $10.7 million. In December 2020, the Company loaned $0.2 million to Aireon, which was subsequently repaid in June 2021.

15. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communications services and products.

The Company derived approximately 21%, 22% and 22% of its total revenue in the years ended December 31, 2021, 2020 and 2019, respectively, from prime contracts or subcontracts with agencies of the U.S. government. For the years ended December 31, 2021, 2020 and 2019, no single commercial customer accounted for more than 10% of the Company’s total revenue.

Approximately 34% and 35% of the Company’s accounts receivable balance at December 31, 2021 and 2020, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government. As of December 31, 2021 and 2020, no single commercial customer accounted for more than 10% of the Company’s total accounts receivable balance.

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

Net property and equipment by geographic area was as follows:

	December 31,
	2021	2020
	(In thousands)
United States	$429,888	$421,930
Satellites in orbit	2,228,644	2,487,220
All others	3,804	7,926
Total	$2,662,336	$2,917,076

Revenue by geographic area was as follows:

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
United States	$330,948	$323,605	$300,494
Other countries (1)	283,552	259,834	259,950
Total	$614,500	$583,439	$560,444

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

16. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ eligible compensation each pay period. Company matching contributions to the Plan were $3.5 million, $3.1 million, and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, our management has determined that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited our 2021 financial statements. Ernst & Young LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Ernst & Young LLP has issued an unqualified report on our 2021 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Iridium Communications Inc.
Opinion on Internal Control over Financial Reporting
We have audited Iridium Communications Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Iridium Communications Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Iridium Communications Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified report thereon.
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

/s/ Ernst & Young LLP

Tysons, Virginia
February 17, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G (3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2022 Proxy Statement entitled “Board of Directors and Committees,” “Election of Directors” and “Management.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2022 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2022 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2022 Proxy Statement entitled “Transactions with Related Parties” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2022 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

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

10.3
Amendment No. 2 to Credit Agreement dated November 4, 2019 among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, Various Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, dated as of January 21, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 21, 2021.

10.4
Amendment No. 3 to Credit Agreement dated November 4, 2019, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, Various Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, dated as of July 28, 2021, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2021.

Exhibit No.	Document
10.5
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

10.6
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

10.7
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

10.9†	System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010.
10.10
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

10.12
Subscriber Equipment Technology Agreement (Design), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.13
Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.14†
Contract for Enhanced Satellite Services between Iridium Government Services LLC and Air Force Space Command, effective September 15, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2019.

10.15	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.
10.16
Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.17*
Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.18*
Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.19*
Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.20*
Executive Employment Agreement between the Registrant and Suzanne E. McBride, dated as of February 11, 2019, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019.

10.21*
Employment Agreement between the Registrant and Bryan J. Hartin, dated as of December 10, 2012, incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.22*
Employment Agreement between the Registrant and Scott T. Scheimreif, dated as of December 11, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020.

10.23#*	Transition Agreement between the Registrant and Thomas D. Hickey, dated as of December 31, 2021.
10.24*
Employment Agreement between the Registrant and Thomas D. Hickey, dated as of April 29, 2011, incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

Exhibit No.	Document
10.25*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.
10.26
Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed with the SEC on February 4, 2008.

10.27*
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

10.29*
Amended and Restated Performance Share Program established under the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019.

10.30*
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2016.

10.31*
Form of Stock Option Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.32*
Form of Restricted Stock Award Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.33*
Form of Restricted Stock Unit Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.34*	Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the SEC on April 10, 2012.
10.35*
Forms of Stock Option Grant Notice and Stock Option Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.36*
Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.37*	Non-Employee Director Compensation Plan dated December 15, 2021.
10.38*	Iridium Communications Inc. 2021 Performance Bonus Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 20, 2021.
10.39*
Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-8 filed on May 23, 2019.

10.40*
Forms of Option Grant Notice and Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.37*
Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 11, 2021.

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

10.40*
UK Sub-Plan of the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 11, 2021.

Exhibit No.	Document
10.41*
Forms of UK Option Grant Notice and UK Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.42*
Forms of UK Restricted Stock Unit Award Grant Notice and UK Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 11, 2021.

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
†     Certain confidential portions of this exhibit, marked by asterisks, were omitted because the identified confidential portions are (i) not material and (ii) the type that the registrant treats as private or confidential.
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

IRIDIUM COMMUNICATIONS INC.

Date: February 17, 2022	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Matthew J. Desch	Chief Executive Officer and Director	February 17, 2022
Matthew J. Desch	(Principal Executive Officer)

/s/ Thomas J. Fitzpatrick	Chief Financial Officer, Chief Administrative Officer and Director	February 17, 2022
Thomas J. Fitzpatrick	(Principal Financial Officer)

/s/ Timothy P. Kapalka	Chief Accounting Officer, Iridium Satellite LLC	February 17, 2022
Timothy P. Kapalka	(Principal Accounting Officer)

/s/ Robert H. Niehaus	Director and Chairman of the Board	February 17, 2022
Robert H. Niehaus

/s/ Thomas C. Canfield	Director	February 17, 2022
Thomas C. Canfield

/s/ L. Anthony Frazier	Director	February 17, 2022
L. Anthony Frazier

/s/ Jane L. Harman	Director	February 17, 2022
Jane L. Harman

/s/ Alvin B. Krongard	Director	February 17, 2022
Alvin B. Krongard

/s/ Suzanne E. McBride	Chief Operations Officer and Director	February 17, 2022
Suzanne E. McBride

/s/ Eric T. Olson	Director	February 17, 2022
Eric T. Olson

/s/ Steven B. Pfeiffer	Director	February 17, 2022
Steven B. Pfeiffer

/s/ Parker W. Rush	Director	February 17, 2022
Parker W. Rush

/s/ Henrik O. Schliemann	Director	February 17, 2022
Henrik O. Schliemann

/s/ Barry J. West	Director	February 17, 2022
Barry J. West