Form 10-Q
period 2022-03-31
Iridium Communications Inc.
filed 2022-04-19
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
(Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 13, 2022 was 127,991,516.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$232,015	$320,913
Accounts receivable, net	80,055	63,410
Inventory	28,241	29,044
Prepaid expenses and other current assets	11,112	11,043
Total current assets	351,423	424,410
Property and equipment, net	2,595,666	2,662,336
Other assets	86,428	50,050
Intangible assets, net	43,611	43,999
Total assets	$3,077,128	$3,180,795
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$16,500	$16,500
Accounts payable	15,099	16,196
Accrued expenses and other current liabilities	35,175	48,122
Deferred revenue	28,912	28,018
Total current liabilities	95,686	108,836
Long-term secured debt, net	1,578,503	1,581,516
Deferred income tax liabilities, net	144,706	134,279
Deferred revenue, net of current portion	47,256	48,070
Other long-term liabilities	19,201	20,147
Total liabilities	1,885,352	1,892,848
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 128,031 and 131,342 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	128	131
Additional paid-in capital	1,126,514	1,154,058
Retained earnings	42,919	140,810
Accumulated other comprehensive income (loss), net of tax	22,215	(7,052)
Total stockholders’ equity	1,191,776	1,287,947
Total liabilities and stockholders’ equity	$3,077,128	$3,180,795

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Services	$126,109	$116,152
Subscriber equipment	33,744	23,953
Engineering and support services	8,366	6,430
Total revenue	168,219	146,535

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	24,098	23,207
Cost of subscriber equipment	20,505	13,028
Research and development	2,619	2,717
Selling, general and administrative	26,103	22,657
Depreciation and amortization	75,661	75,910
Total operating expenses	148,986	137,519
Operating income	19,233	9,016
Other expense, net:
Interest expense, net	(14,577)	(22,769)
Other expense, net	(8)	(28)
Total other expense, net	(14,585)	(22,797)
Income (loss) before income taxes	4,648	(13,781)
Income tax benefit (expense)	(1,824)	8,598
Net income (loss)	$2,824	$(5,183)
Weighted average shares outstanding - basic	130,298	135,068
Weighted average shares outstanding - diluted	131,842	135,068
Net income (loss) attributable to common stockholders per share - basic and diluted	$0.02	$(0.04)
Comprehensive income (loss):
Net income (loss)	$2,824	$(5,183)
Foreign currency translation adjustments	1,275	(757)
Unrealized gain on cash flow hedges, net of tax (see Note 6)	27,992	3,843
Comprehensive income (loss)	$32,091	$(2,097)

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2022						Three Months Ended March 31, 2021
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	131,342	$131	$1,154,058	$(7,052)	$140,810	$1,287,947	134,056	$134	$1,160,570	$(17,180)	$275,915	$1,419,439
Stock-based compensation	—	—	8,939	—	—	8,939	—	—	5,575	—	—	5,575
Stock options exercised and awards vested	606	1	522	—	—	523	1,099	1	4,393	—	—	4,394
Stock withheld to cover employee taxes	(91)	—	(3,558)	—	—	(3,558)	(101)	—	(4,198)	—	—	(4,198)
Repurchases and retirements of common stock	(3,826)	(4)	(33,447)	—	(100,715)	(134,166)	(1,578)	(2)	(13,771)	—	(45,562)	(59,335)
Cumulative translation adjustments	—	—	—	1,275	—	1,275	—	—	—	(757)	—	(757)
Unrealized gain on cash flow hedges, net of tax	—	—	—	27,992	—	27,992	—	—	—	3,843	—	3,843
Net income (loss)	—	—	—	—	2,824	2,824	—	—	—	—	(5,183)	(5,183)
Balances at end of period	128,031	$128	$1,126,514	$22,215	$42,919	$1,191,776	133,476	$133	$1,152,569	$(14,094)	$225,170	$1,363,778

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,824	$(5,183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	1,160	(8,851)
Depreciation and amortization	75,661	75,910
Stock-based compensation (net of amounts capitalized)	8,240	4,906
Amortization of deferred financing fees	1,153	949
All other items, net	172	(519)
Changes in operating assets and liabilities:
Accounts receivable	(16,540)	1,535
Inventory	891	2,561
Prepaid expenses and other current assets	(3)	(634)
Other assets	1,236	967
Accounts payable	1,903	(4,233)
Accrued expenses and other current liabilities	(10,629)	(9,520)
Deferred revenue	644	(6,156)
Other long-term liabilities	(942)	(966)
Net cash provided by operating activities	65,770	50,766

Cash flows from investing activities:
Capital expenditures	(13,568)	(9,417)
Net cash used in investing activities	(13,568)	(9,417)

Cash flows from financing activities:
Payments on the Term Loan	(4,125)	(4,125)
Repurchases of common stock	(134,166)	(59,335)
Proceeds from exercise of stock options	523	4,394
Tax payment upon settlement of stock awards	(3,558)	(4,198)
Net cash used in financing activities	(141,326)	(63,264)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	226	(428)
Net decrease in cash and cash equivalents, and restricted cash	(88,898)	(22,343)
Cash, cash equivalents, and restricted cash, beginning of period	320,913	237,178
Cash, cash equivalents, and restricted cash, end of period	$232,015	$214,835

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$13,558	$21,842
Income taxes paid, net	$482	$520

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$2,518	$3,163
Capitalized amortization of deferred financing costs	$29	$29
Capitalized stock-based compensation	$699	$669

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
Iridium Communications Inc. (the “Company”) has prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company's operations are primarily conducted through, and its operating assets are owned by, its principal operating subsidiary, Iridium Satellite LLC, Iridium Satellite's immediate parent, Iridium Holdings, LLC, and their respective subsidiaries. The accompanying condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All material intercompany transactions and balances have been eliminated.
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021, as filed with the SEC on February 17, 2022.
2. Significant Accounting Policies
Adopted and Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. ASU 2020-04 was further amended in January 2021 when the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarified the applicability of certain provisions. Both ASU 2020-04 and ASU 2021-01 are currently effective prospectively for all entities through December 31, 2022, when the reference rate replacement activity is expected to have been completed. The guidance in ASU 2020-04 and ASU 2021-01 is optional and may be elected over time as reference rate reform activities occur. During 2021, the Company elected to apply the optional expedient for hedge accounting specifically to the interest rate cap agreement (the "Cap") executed in July 2021 (see Note 6). This allowed the Company to assume that the index upon which future interest payments on the hedged portion of the Term Loan (see Note 5) will be based matches the index on the Cap. Adoption of this practical expedient had no impact on the Company's condensed consolidated financial statements upon adoption. The Company has not yet adopted any other expedients and will continue to evaluate the impact this standard may have on its consolidated financial statements.
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
The carrying values of the following financial instruments approximated their fair values as of March 31, 2022 and December 31, 2021: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents may include money market funds, commercial paper and short-term

U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. The Company did not hold any Level 3 assets as of March 31, 2022 and December 31, 2021.
The fair values of the Company’s Level 2 estimates are based upon certain market assumptions and information available to the Company. In determining fair value, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets.
Leases
For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as (1) right-of-use (“ROU”) assets within other assets, and (2) ROU liabilities within accrued expenses and other liabilities and are included within other long-term liabilities on the Company’s condensed consolidated balance sheets.
ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Certain leases contain variable contractual obligations as a result of future base rate escalations which are estimated based on observed trends and included within the measurement of present value. The Company’s leases do not provide an implicit rate. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU assets also include any lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
Inventory
Inventory consists primarily of finished goods and raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead, including payroll and payroll-related costs of employees directly involved in bringing inventory to its existing condition, and freight. Inventories are valued using the average cost method and are carried at the lower of cost or net realizable value.
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
The following table summarizes the Company's inventory balance:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Finished goods	$13,649	$18,395
Raw materials	15,758	11,850
Inventory valuation reserve	(1,166)	(1,201)
Total	$28,241	$29,044
Derivative Financial Instruments
The Company uses derivatives (interest rate swap, swaption and cap) to manage its exposure to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the condensed consolidated balance sheets within other current liabilities and other assets. When the Company’s derivatives are designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) within the Company’s condensed consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of a derivative's change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings. Within the condensed consolidated statements of operations and comprehensive income (loss), the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item used for any gains or losses associated with the hedged items. Cash flows from hedging activities are included in operating activities within the Company’s condensed consolidated statements of cash flows, which is the same category as the item being hedged. See Note 6 for further information.

3. Cash and Cash Equivalents
Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents balance:

	March 31, 2022	December 31, 2021	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$33,078	$28,496
Money market funds	198,937	292,417	Level 2
Total cash and cash equivalents	$232,015	$320,913
4. Leases
Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently estimated to be approximately 12.5 years. Lease income related to these agreements was $5.4 million for each of the three months ended March 31, 2022 and 2021. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income (loss).
Aireon has made payments to the Company pursuant to its hosting agreement, and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at March 31, 2022, exclusive of the $5.4 million recognized during the three months ended March 31, 2022, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2022	$16,084
2023	21,445
2024	21,445
2025	21,445
2026	21,445
Thereafter	77,462
Total lease income	$179,326
5. Debt
Term Loan and Revolving Facility
In November 2019 and February 2020, pursuant to a loan agreement (as amended to date, the “Credit Agreement”), the Company entered into a term loan totaling $1,650.0 million in aggregate principal amount with Deutsche Bank AG (the “Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Term Loan has been repriced and now bears interest at an annual rate of LIBOR plus 2.50%, with a 0.75% LIBOR floor. The maturity date remains unchanged in November 2026. The interest rate on the Revolving Facility remained unchanged at LIBOR plus 3.75%, with no LIBOR floor, and a maturity date in November 2024. Principal payments, which are payable quarterly and began on June 30, 2020, equal $16.5 million per annum (one percent of the full principal amount of the Term Loan), with the remaining principal due upon maturity.
As of March 31, 2022 and December 31, 2021, the Company reported an aggregate of $1,617.0 million and $1,621.1 million in borrowings under the Term Loan, respectively. These amounts do not include $22.0 million and $23.1 million of net unamortized deferred financing costs as of March 31, 2022 and December 31, 2021, respectively. The net principal balance in borrowings in the accompanying condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 amounted to $1,595.0 million and $1,598.0 million, respectively. As of March 31, 2022 and December 31, 2021, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan was $1,605.9 million and $1,622.1 million, respectively. The Company had not borrowed under the Revolving Facility as of March 31, 2022 and December 31, 2021.

The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined in the Credit Agreement) and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. As of December 31, 2021, the Company was below the specified leverage ratio, and a mandatory prepayment sweep was therefore not required.
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of March 31, 2022.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Total interest incurred	$15,303	$20,137
Amortization of deferred financing fees	$1,182	$973
Capitalized interest	$389	$642
As of March 31, 2022 and December 31, 2021, accrued interest was $0.2 million and $0.1 million, respectively.
6. Derivative Financial Instruments
The Company is exposed to interest rate fluctuations related to its Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rate by entering into offsetting positions through the use of an interest rate cap contract which results in recognizing a maximum fixed interest rate for a portion of the Term Loan. This will reduce the negative impact of increases in the variable rate over the term of the derivative contracts. These contracts are not used for trading or other speculative purposes. Historically, the Company has not incurred, and does not expect to incur in the future, any losses as a result of counterparty default.
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
Interest Rate Swaps
The Company previously entered into a long-term interest rate swap (“Swap”) to mitigate variability in forecasted interest payments on a portion of the Company’s borrowings under the Term Loan. The Swap expired in November 2021. Under the Swap, on the last business day of each month, the Company received variable interest payments based on one-month LIBOR from the counterparty. The Company paid a fixed rate of 1.565% per annum on the Swap. The Company also entered into an interest rate swaption agreement (“Swaption”), for which the Company paid a fixed annual rate of 0.50%. At inception, the Swap and Swaption (collectively, the "swap contracts") were designated as cash flow hedges for hedge accounting. The unrealized changes in market value were recorded in accumulated other comprehensive income (loss) and any remaining balance will be reclassified into earnings during the period in which the hedged transaction affects earnings. Due to the changes made to the Term Loan as a result of the July 2021 repricing, at that time the Company elected to de-designate the Swap as a cash flow hedge. Accordingly, as the related interest payments were still probable, the accumulated balance within other comprehensive income (loss) as of the de-designation date was amortized into earnings through the November 2021 expiration date.
The Company sold the Swaption in May 2021 for $0.7 million. The Company continued to pay the fixed annual rate for the Swaption through the term of the Swaption, which expired in November 2021.

Interest Rate Cap
In July 2021, the Company entered into the Cap that began in December 2021, following the expiration of the Swap. The Company entered into the Cap in order to manage its exposure to interest rate movements on a portion of the Term Loan through the maturity of the Term Loan in November 2026. The Cap provides the Company with the right to receive payment if one-month LIBOR exceeds 1.5%. Beginning in December 2021, the Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1,000.0 million as of March 31, 2022 and December 31, 2021.
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
Fair Value of Derivative Instruments
As of March 31, 2022 and December 31, 2021, the Company had an asset balance of $55.0 million and $19.7 million, respectively, for the fair value of the Cap and a liability balance of $13.6 million and $14.8 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets.
During the three months ended March 31, 2022 and 2021, the Company collectively incurred $0.8 million and $2.7 million, respectively, in net interest expense for the Swap, Swaption and Cap. Gains and losses resulting from fair value adjustments to the Cap are recorded within accumulated other comprehensive income (loss) within the Company’s condensed consolidated balance sheets and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the derivative contracts are included in cash flows from operating activities on the condensed consolidated statements of cash flows. Over the next 12 months, the Company expects any gains or losses for cash flow hedges amortized from accumulated other comprehensive income (loss) into earnings to have an immaterial impact on the Company’s consolidated financial statements.
The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Unrealized gain, net of tax	$27,992	$3,843
Tax expense	8,455	1,202
7. Stock-Based Compensation
In May 2019, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of March 31, 2022, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 Plan was 8,829,642. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
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
The Company historically granted stock options to newly hired and promoted employees but now exclusively utilizes RSUs. The Company did not grant any stock options during the three months ended March 31, 2022 and 2021, respectively.

Option Summary
A summary of the activity of the Company's stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2021	1,681	$9.35	3.28	$53,698
Exercised	(56)	9.10		$1,666
Forfeited	(1)	18.45
Options outstanding at March 31, 2022	1,624	$9.35	3.09	$50,305
Options exercisable at March 31, 2022	1,573	$8.98	2.98	$49,318
Options exercisable and expected to vest at March 31, 2022	1,624	$9.35	3.09	$50,298

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2020	2,554	$9.10	3.94	$77,182
Exercised	(583)	7.49		$22,706
Forfeited	(8)	16.23
Options outstanding at March 31, 2021	1,963	$9.56	4.00	$62,216
Options exercisable at March 31, 2021	1,785	$8.73	3.67	$58,062
Options exercisable and expected to vest at March 31, 2021	1,960	$9.54	4.00	$62,160
Restricted Stock Units
The RSUs granted to employees for service generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The RSUs granted to non-employee consultants generally vest 50% on the first anniversary of the grant date, with the remaining 50% vesting quarterly thereafter through the second anniversary of the grant date. The Company’s RSUs are classified as equity awards because the RSUs will be settled in the Company’s common stock upon vesting. The fair value of the RSUs is determined at the grant date based on the closing price of the Company's common stock on the date of grant. The related compensation expense is recognized over the service period, or shorter periods based on the retirement eligibility of certain grantees, and is based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. The RSUs do not carry voting rights until they are vested, and shares are issued upon settlement in accordance with the terms of the award.

RSU Summary
The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2021	2,550	$25.80
Granted	976	39.12
Forfeited	(68)	28.49
Released	(550)	33.91
Outstanding at March 31, 2022	2,908	$28.67
Vested and unreleased at March 31, 2022 (1)	882

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2020	2,664	$18.96
Granted	813	41.79
Forfeited	(17)	22.84
Released	(515)	21.63
Outstanding at March 31, 2021	2,945	$24.77
Vested and unreleased at March 31, 2021 (1)	860
(1)     These RSUs were granted to the Company's board of directors as a part of their compensation for board and committee service, as detailed below, and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released pursuant to the terms of the applicable compensation program.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its board of directors is paid in the form of RSUs. In addition, some members of the Company’s board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 54,000 and 35,000 service-based RSUs were granted to the Company’s non-employee directors as a result of these payments and elections during the three months ended March 31, 2022 and 2021, respectively, with an estimated grant date fair value of $2.1 million and $1.4 million, respectively.
During the three months ended March 31, 2022 and 2021, the Company granted approximately 673,000 and 437,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $26.4 million and $18.3 million, respectively.
During the three months ended March 31, 2022, the Company granted approximately 1,000 service-based RSUs to non-employee consultants, with an immaterial grant date fair value. No grants were made to non-employee consultants during the three months ended March 31, 2021.
Performance-Based RSUs
In March 2022 and 2021, the Company granted approximately 248,000 and 228,000 annual incentive, performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $9.7 million and $9.5 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals over the respective fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2022 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the

2022 Bonus RSUs will vest, subject to continued employment, in March 2023. All of the 2021 Bonus RSUs vested in March 2022 upon the determination of the level of achievement of the performance goals.
Additionally, in March 2022 and 2021, the Company granted approximately 167,000 and 110,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs for the 2022 and 2021 grants was $6.5 million and $4.6 million, respectively. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date, which may be accelerated based on the retirement eligibility of certain grantees. During March 2022, approximately 50,000 shares underlying performance-based RSUs granted to the Company’s executives in 2020 were forfeited as a result of performance metrics not being fully achieved. During March 2021, the Company awarded approximately 3,000 additional shares related to performance-based RSUs granted in 2019 to the Company's executives for over-achievement of performance targets.
8. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have converted to common stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, there were no outstanding shares of preferred stock.
Share Repurchases and Retirement
In February 2021, the Company implemented a stock repurchase program for up to $300.0 million of its common stock through December 31, 2022. In March 2022, the Company expanded the repurchase program to include up to an additional $300.0 million of its common stock through December 31, 2023. These time frames can be extended or shortened by the board of directors. Repurchases are made from time to time on the open market at prevailing prices or in negotiated transactions off the market. All shares are immediately retired upon repurchase in accordance with the board-approved policy. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings. The portion to be allocated to additional paid-in capital is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of the date of retirement.
The Company repurchased and subsequently retired 3.8 million and 1.6 million shares of its common stock during the three months ended March 31, 2022 and 2021, respectively, for a total purchase price of $134.2 million and $59.2 million, respectively. As of March 31, 2022, $302.5 million remained available and authorized for repurchase under the stock repurchase program.
9. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Commercial services revenue:
Voice and data	$44,883	$41,424
IoT data	28,441	24,754
Broadband	11,514	9,434
Hosted payload and other data	14,771	14,790
Total commercial services revenue	99,609	90,402
Government services revenue	26,500	25,750
Total services revenue	$126,109	$116,152

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Commercial	$1,111	$746
Government	7,255	5,684
Total engineering and support services revenue	$8,366	$6,430
Approximately 25% and 34% of the Company's accounts receivable balance at March 31, 2022 and December 31, 2021, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government.
The Company's contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $9.4 million and $11.6 million for the three months ended March 31, 2022 and 2021, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	March 31, 2022	December 31, 2021
	(In thousands)
Contract Assets:
Commissions	$998	$1,190
Other contract costs	$2,483	$2,558
Unbilled receivables	$13,221	$10,752
10. Income Taxes
Income before income taxes was $4.6 million for the three months ended March 31, 2022, while the income tax expense was $1.8 million. The effective tax rate was 39.2% which differed from the federal statutory rate of 21% primarily due to tax expense associated with U.S. state taxes, nondeductible executive compensation, and non-creditable foreign taxes, which was partially offset by U.S. tax credits and a discrete tax benefit associated with stock compensation.
Loss before income taxes was $13.8 million for the three months ended March 31, 2021, while the income tax benefit was $8.6 million. The effective tax rate was 63.8% which differed from the federal statutory rate of 21% primarily due to the net impact of the Company's U.S. tax credits, benefits from U.S. state tax losses and a discrete tax benefit associated with the stock compensation tax deduction. These favorable impacts were partially offset by the impact of the limitation on the tax deduction for executive compensation and a discrete tax expense associated with an increase to the prior year valuation allowance for state net operating losses.
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

The following table summarizes the computations of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Numerator:
Net income (loss) - basic and diluted	$2,824	$(5,183)

Denominator:
Weighted average common shares - basic	130,298	135,068
Dilutive effect of stock options	1,012	—
Dilutive effect of RSUs	532	—
Weighted average common shares - diluted	131,842	135,068

Net income (loss) per share - basic and diluted	$0.02	$(0.04)
Due to the Company’s net loss position for the three months ended March 31, 2021, all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Performance-based RSUs	—	207
Service-based RSUs	277	614
Stock options	—	1,402
12. Related Party Transactions
Aireon LLC and Aireon Holdings LLC
The Company's satellite constellation hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. The Company and other Aireon investors hold their interests in Aireon through the Amended and Restated Aireon Holdings LLC agreement (the “Aireon Holdings LLC Agreement”). Aireon Holdings LLC holds 100% of the membership interests in Aireon LLC, which is the operating entity. At each of March 31, 2022 and December 31, 2021, the Company's fully diluted ownership stake in Aireon Holdings LLC was approximately 35.7% and is subject to redemption provisions contained in the Aireon Holdings LLC Agreement. The Company's investment in Aireon is accounted for as an equity method investment, with a carrying value of zero as of March 31, 2022 and December 31, 2021.
Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to an agreement with Aireon (the “Hosting Agreement”), Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $62.5 million had been paid as of March 31, 2022, as well as power fees of up to approximately $3.7 million per year. Aireon also pays data services fees of $19.8 million per year for the delivery of the air traffic surveillance data under a data transmission services agreement. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement an operating lease. The Company recognized $4.0 million of hosting fee revenue for each of the three months ended March 31, 2022 and 2021. Aireon receivables under the Hosting Agreement totaled $3.5 million as of March 31, 2022. There were no such receivables as of December 31, 2021. The Company recorded power and data service revenue from Aireon of $5.9 million for each of the three months ended March 31, 2022 and 2021.
Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.1 million and $2.2 million as of March 31, 2022 and December 31, 2021, respectively.
The Company and the other Aireon investors have agreed to participate pro-rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $10.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 17, 2022 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. These risks and uncertainties may be amplified by the COVID-19 pandemic and its impacts on our business and the global economy. The important factors described under the caption “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 17, 2022, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 110 service providers, approximately 290 value-added resellers, or VARs, and approximately 90 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.
At March 31, 2022, we had approximately 1,781,000 billable subscribers worldwide, representing an increase of 17% from approximately 1,518,000 billable subscribers at March 31, 2021. We have a diverse customer base, with end users in the following lines of business: land mobile, maritime, aviation, Internet of Things, or IoT, hosted payloads and other data services and the U.S. government.
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
•challenges associated with global operations, including as a result of conflicts in or affecting markets in which we operate;
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

Comparison of Our Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,				Change
	2022	% of Total Revenue	2021	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$126,109	75%	$116,152	80%	$9,957	9%
Subscriber equipment	33,744	20%	23,953	16%	9,791	41%
Engineering and support services	8,366	5%	6,430	4%	1,936	30%
Total revenue	168,219	100%	146,535	100%	21,684	15%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	24,098	14%	23,207	16%	891	4%
Cost of subscriber equipment	20,505	12%	13,028	9%	7,477	57%
Research and development	2,619	2%	2,717	2%	(98)	(4)%
Selling, general and administrative	26,103	16%	22,657	15%	3,446	15%
Depreciation and amortization	75,661	45%	75,910	52%	(249)	—%
Total operating expenses	148,986	89%	137,519	94%	11,467	8%
Operating income	19,233	11%	9,016	6%	10,217	113%

Other expense:
Interest expense, net	(14,577)	(8)%	(22,769)	(16)%	8,192	(36)%
Other expense, net	(8)	—%	(28)	—%	20	(71)%
Total other expense, net	(14,585)	(8)%	(22,797)	(16)%	8,212	(36)%
Income (loss) before income taxes	4,648	3%	(13,781)	(10)%	18,429	(134)%
Income tax benefit (expense)	(1,824)	(1)%	8,598	6%	(10,422)	(121)%
Net income (loss)	$2,824	2%	$(5,183)	(4)%	$8,007

Revenue
Commercial Service Revenue

	Three Months Ended March 31,
	2022			2021			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$44.9	378	$40	$41.4	350	$39	$3.5	28	$1
IoT data	28.4	1,243	7.78	24.8	1,003	8.39	3.6	240	(0.61)
Broadband (3)	11.5	13.5	288	9.4	12	265	2.1	1.5	23
Hosted payload and other data	14.8	N/A		14.8	N/A		—	N/A
Total commercial services	$99.6	1,635		$90.4	1,365		$9.2	270
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
For the three months ended March 31, 2022, total commercial services revenue increased $9.2 million, or 10%, from the prior year period primarily as a result of increases in IoT, voice and data, and broadband revenue. These increases were driven primarily by increases in billable subscribers across all commercial service lines. Commercial IoT revenue increased $3.6 million, or 15%, for the three months ended March 31, 2022, compared to the same period of the prior year. The increase in IoT revenue was driven by a 24% increase in IoT billable subscribers due to continued strength in consumer personal communications devices, as well as the lifting of many mobility restrictions that had been imposed due to COVID-19. The effect on revenue of increased subscribers was partially offset by a 7% reduction in IoT ARPU, primarily due to the increased proportion of personal communication subscribers using lower ARPU plans, countered in part by an increase in usage and ARPU by aviation subscribers due to increases in air travel from the prior year quarter. Commercial voice and data revenue increased $3.5 million, or 8%, for the three months ended March 31, 2022, compared to the same period of the prior year. This increase was primarily due to an increase in volume across all voice and data services. Commercial broadband revenue increased $2.1 million, or 22%, for the three months ended March 31, 2022, compared to the prior year period, driven by an increase in broadband billable subscribers and an increase in ARPU associated with the increase in the mix of subscribers utilizing higher ARPU Iridium Certus broadband plans. Hosted payload and other service revenue remained flat for the three months ended March 31, 2022, compared to the prior year period, at $14.8 million.
Government Service Revenue

	Three Months Ended March 31,
	2022		2021		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$26.5	146	$25.8	153	$0.7	(7)
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

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $9.8 million, or 41%, for the three months ended March 31, 2022, compared to the prior year period, primarily due to an increase in the volume of all device sales.
Engineering and Support Service Revenue

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Commercial engineering and support services	$1.1	$0.7	$0.4
Government engineering and support services	7.3	5.7	1.6
Total engineering and support services	$8.4	$6.4	$2.0
Engineering and support service revenue increased by $2.0 million or 31% for the three months ended March 31, 2022, compared to the prior year period, primarily due to the episodic nature of contract work under certain government contracts.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $0.9 million, or 4%, for the three months ended March 31, 2022 from the prior year period, primarily as a result of the increase in work under certain government engineering contracts, as noted above. This increase was offset by lower network operation costs.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $7.5 million, or 57%, for the three months ended March 31, 2022, compared to the prior year period primarily due to an increase in volume of all device sales. The percentage increase of subscriber equipment costs exceeded the percentage increase in subscriber equipment revenue primarily due to a change in the product and customer mix.
Research and Development
Research and development expenses decreased by $0.1 million, or 4%, for the three months ended March 31, 2022, compared to the prior year period based on consistent spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $3.4 million, or 15%, for the three months ended March 31, 2022, compared to the prior year period, primarily due to higher management incentive and other equity compensation costs incurred in the current year quarter as compared to the prior year quarter. The increase was partially offset by lower stock appreciation rights expense in the current year quarter resulting from changes in our stock valuation between the respective reporting periods. We expect selling, general and administrative expense to increase by approximately 20% in 2022 primarily related to stock compensation costs.
Depreciation and Amortization
Depreciation and amortization expense remained relatively flat compared to the prior year period. We anticipate depreciation and amortization expense to remain relatively consistent from quarter to quarter based on our anticipated capital expenditures.
Other Expense
Interest Expense, Net
Interest expense, net decreased $8.2 million, or 36%, for the three months ended March 31, 2022, compared to the prior year period. The decrease resulted primarily from a decrease in the interest rate for the Term Loan following the July 2021 repricing.

Income Taxes
For the three months ended March 31, 2022, our income tax expense was $1.8 million, compared to income tax benefit of $8.6 million for the prior year period. The increase in income tax expense is primarily related to pre-tax book income in 2022 compared to the prior year pre-tax book loss plus (i) a decreased stock compensation tax benefit, (ii) tax expense from an increase in nondeductible executive compensation, and (iii) tax expense resulting from non-creditable foreign taxes due to a 2022 law change.
Net Income (Loss)
Net income was $2.8 million for the three months ended March 31, 2022, compared to a net loss of $5.2 million for the prior year period. The change was primarily a result of an $10.2 million increase in operating income and an $8.2 million decrease in interest expense, net, offset by the $10.4 million increase in income tax expense as described above.
Liquidity and Capital Resources
In November 2019 and February 2020, we borrowed a total of $1,650.0 million in aggregate principal amount with Deutsche Bank AG, or the Term Loan, with an accompanying $100.0 million revolving loan available to us, or the Revolving Facility. Both facilities are under a credit agreement with the lenders, or the Credit Agreement. We have repriced all borrowings outstanding under our Term Loan. As repriced, the Term Loan bears interest at an annual rate of LIBOR plus 2.50%, with a 0.75% LIBOR floor. All other terms of the Term Loan remain the same as before the repricing, including maturity in November 2026. The interest rate on the Revolving Facility remained unchanged at LIBOR plus 3.75% with no LIBOR floor, and a maturity date in November 2024. See Note 5 to our condensed consolidated financial statements included in this report for further discussion of the Term Loan and Revolving Facility.
As of March 31, 2022, we reported an aggregate balance of $1,617.0 million in borrowings under the Term Loan, before $22.0 million of net deferred financing costs, for a net principal balance of $1,595.0 million outstanding in our condensed consolidated balance sheet. We have not drawn on our Revolving Facility.
Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of March 31, 2022.
The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in the Credit Agreement), and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement permits repayment, prepayment, and repricing transactions. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. As of December 31, 2021, our leverage ratio was below the specified level, and we were not required to make a mandatory prepayment with respect to 2021 cash flows.
We have entered into an interest rate cap agreement, or the Cap, that began in December 2021. The Cap manages our exposure to interest rate movements on a portion of our Term Loan. The Cap provides the right to receive payment if one-month LIBOR exceeds 1.5%. Under the Cap, we began to pay a fixed monthly premium at an annual rate of 0.31%. The Cap carried a notional amount of $1,000.0 million as of March 31, 2022. The Cap is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. We designated the Cap as a cash flow hedge of the variability of the LIBOR-based interest payments on the Term Loan. The effective portion of the Cap's change in fair value will be recorded in accumulated other comprehensive income (loss) and will be reclassified into earnings during the period in which the hedged transaction affects earnings. See Note 6 to our condensed consolidated financial statements included in this report for further discussion of our derivative financial instruments.
As of March 31, 2022, we had entered into non-cancelable purchase obligations of approximately $35.2 million for inventory purchases with Benchmark Electronics, Inc., or Benchmark, our primary third-party vendor. Our purchase obligations, all of which are due during 2022, increased by $3.2 million from December 31, 2021 due to increased demand and recovery from supply-chain constraints experienced during 2021.
As of March 31, 2022, our total cash and cash equivalents balance was $232.0 million, down from $320.9 million as of December 31, 2021, principally as a result of the $134.2 million in repurchases of our common stock in the first quarter, offset by internally generated cash flows. We also had $100.0 million of borrowing availability under our Revolving Facility. In addition to the Revolving Facility, our principal sources of liquidity are internally generated cash flows. Other than the purchase obligation noted above, our principal liquidity requirements over the next twelve months are primarily (i) required principal and interest on the Term Loan, which we expect to be $16.5 million and, based on the current interest rate, approximately $60.0 million, respectively, (ii) capital expenditures of between $45.0 million and $80.0 million, depending on costs in connection with the potential launch of ground spare satellites, and (iii) working capital. In our discretion, we may also make share repurchases under the share repurchase program described in Note 8 to the financial statements included in this report, although we have no obligation to do so.
We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.
Our material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2026, which is expected to be $1,555.1 million. We expect to refinance this amount at or prior to maturity.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2022	2021	Change
	(In thousands)
Cash provided by operating activities	$65,770	$50,766	$15,004
Cash used in investing activities	$(13,568)	$(9,417)	$(4,151)
Cash used in financing activities	$(141,326)	$(63,264)	$(78,062)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2022 increased $15.0 million from the prior year period. Net income (loss), as adjusted for non-cash activities, improved by $22.0 million over the prior year, primarily as a result of improved profitability. Improved profitability was offset by changes in working capital of approximately $7.0 million. Cash flows from working capital decreased primarily as a result of an increase in accounts receivable due to increased sales across all revenue types. Cash flows from working capital were offset by increased cash flows related to timing of payments to vendors and recognition of deferred revenue.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 increased by $4.2 million as compared to the prior year period due to increased capital expenditures. We continue to expect our capital expenditures to average approximately $40.0 million per year until 2029, exclusive of any costs we may incur to launch our ground spares.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 increased by $78.1 million compared to the prior year period primarily due to an increase in cash used for the repurchases of our common stock in the first quarter of 2022 as compared to the first quarter of 2021. See Note 8 for further information on our stock repurchase program.
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

There have been no changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 17, 2022.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated financial statements for a full description of recent accounting pronouncements and recently adopted pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,617.0 million under the Term Loan as of March 31, 2022. Our Cap began in December 2021, which manages our exposure to interest rate movements on a portion of our Term Loan. The Cap provides the right to receive payment if one-month LIBOR exceeds 1.5%. For the portion of the Term Loan not covered under our hedging arrangements, we pay interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.5%, with a 0.75% LIBOR floor. Accordingly, we are subject to interest rate fluctuations in future periods. A one-half percentage point increase or decrease in the LIBOR would not have had a material impact on our interest cost for the period.
We have not borrowed under our Revolving Facility. Accordingly, although the Revolving Facility bears interest at LIBOR plus 3.75%, without a LIBOR floor, if and as drawn, we are not currently exposed to fluctuations in interest rates with respect to our Revolving Facility.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, as well as accounts receivable. We maintain our cash and cash equivalents with financial institutions with high credit ratings and at times maintain the balance of our deposits in excess of federally insured limits. A significant portion of our cash is held in a money market fund invested in U.S. treasuries, agency mortgage-backed securities and/or U.S. government-guaranteed debt. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 1A.     RISK FACTORS.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 17, 2022, as supplemented by the following updated risk factor.
Our Russian operations have been and may continue to be negatively affected by Russia's invasion of Ukraine and related sanctions imposed in response, and we may in the future choose or be required to further limit or shut down those operations entirely.
We provide satellite communications services in Russia through two local subsidiaries employing 34 people and authorized Russian service providers, using a dedicated gateway in Russia. In 2021, revenue from our operations in Russia represented approximately 2.3% of our total revenue, including approximately 2.5% of our total service revenue and 2.4% of our equipment revenue. As a result of Russia's invasion of Ukraine in February 2022, we have ceased shipment of equipment to Russia, as well as making other adjustments to our operations in light of U.S. and international sanctions. Further, our sales in Russia are conducted in rubles and then translated to U.S. dollars in our financial results. The value of the ruble has fluctuated substantially since the invasion, which may affect our reported revenues. As a result of these factors, we expect significantly reduced revenue from our operations in Russia in 2022.
In addition, we may in the future choose or be required to further limit or cease operations in Russia entirely, in which case we will no longer receive any revenue from those operations. We could also incur significant expenses as a result of the process of shutting down operations in Russia.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	1,222,196	$35.81	1,222,196	$92.8 million
February 1-28	2,366,125	34.37	2,366,125	$11.5 million
March 1-31	237,392	38.05	237,392	$302.5 million
Total	3,825,713	$35.06	3,825,713	—
In February 2021, our board of directors approved the repurchase of up to $300.0 million of our common stock through December 31, 2022. In March 2022, our board of directors approved the repurchase of up to an additional $300.0 million of our common stock through December 31, 2023. All shares listed above were purchased under these authorizations in open market transactions.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
None.

ITEM 6.     EXHIBITS.
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
10.1*
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2015 Equity Incentive Plan.

10.2*	Iridium Communications Inc. 2022 Performance Bonus Plan.
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the Securities and Exchange Commission on April 19, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: April 19, 2022