Form 10-Q
period 2022-06-30
Iridium Communications Inc.
filed 2022-07-26
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 20, 2022 was 126,973,833.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$227,197	$320,913
Accounts receivable, net	75,006	63,410
Inventory	27,793	29,044
Prepaid expenses and other current assets	12,827	11,043
Total current assets	342,823	424,410
Property and equipment, net	2,541,155	2,662,336
Other assets	149,582	50,050
Intangible assets, net	43,223	43,999
Total assets	$3,076,783	$3,180,795
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$16,500	$16,500
Accounts payable	14,114	16,196
Accrued expenses and other current liabilities	40,559	48,122
Deferred revenue	34,817	28,018
Total current liabilities	105,990	108,836
Long-term secured debt, net	1,575,509	1,581,516
Deferred income tax liabilities, net	149,107	134,279
Deferred revenue, net of current portion	46,796	48,070
Other long-term liabilities	18,277	20,147
Total liabilities	1,895,679	1,892,848
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 127,179 and 131,342 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	127	131
Additional paid-in capital	1,128,103	1,154,058
Retained earnings	21,011	140,810
Accumulated other comprehensive income (loss), net of tax	31,863	(7,052)
Total stockholders’ equity	1,181,104	1,287,947
Total liabilities and stockholders’ equity	$3,076,783	$3,180,795

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Services	$132,861	$121,321	$258,970	$237,473
Subscriber equipment	33,759	21,756	67,503	45,709
Engineering and support services	8,299	6,842	16,665	13,272
Total revenue	174,919	149,919	343,138	296,454

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	25,320	23,391	49,418	46,598
Cost of subscriber equipment	21,471	12,671	41,976	25,699
Research and development	2,986	2,624	5,605	5,341
Selling, general and administrative	28,662	23,970	54,765	46,627
Depreciation and amortization	75,681	75,668	151,342	151,578
Total operating expenses	154,120	138,324	303,106	275,843
Operating income	20,799	11,595	40,032	20,611
Other expense, net:
Interest expense, net	(14,780)	(17,630)	(29,357)	(40,399)
Other expense, net	(220)	(116)	(228)	(144)
Total other expense, net	(15,000)	(17,746)	(29,585)	(40,543)
Income (loss) before income taxes	5,799	(6,151)	10,447	(19,932)
Income tax benefit (expense)	(1,242)	9,984	(3,066)	18,582
Net income (loss)	$4,557	$3,833	$7,381	$(1,350)
Weighted average shares outstanding - basic	128,351	133,367	129,355	134,215
Weighted average shares outstanding - diluted	129,611	134,981	130,811	134,215
Net income (loss) attributable to common stockholders per share - basic and diluted	$0.04	$0.03	$0.06	$(0.01)
Comprehensive income:
Net income (loss)	$4,557	$3,833	$7,381	$(1,350)
Foreign currency translation adjustments	(794)	1,178	481	421
Unrealized gain on cash flow hedges, net of tax (see Note 6)	10,442	239	38,434	4,082
Comprehensive income	$14,205	$5,250	$46,296	$3,153

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2022						Three Months Ended June 30, 2021
			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	128,031	$128	$1,126,514	$22,215	$42,919	$1,191,776	133,476	$133	$1,152,569	$(14,094)	$225,170	$1,363,778
Stock-based compensation	—	—	10,440	—	—	10,440	—	—	8,404	—	—	8,404
Stock options exercised and awards vested	130	—	147	—	—	147	179	—	421	—	—	421
Stock withheld to cover employee taxes	(13)	—	(466)	—	—	(466)	(14)	—	(542)	—	—	(542)
Repurchases and retirements of common stock	(969)	(1)	(8,532)	—	(26,465)	(34,998)	(1,713)	(1)	(14,692)	—	(48,440)	(63,133)
Cumulative translation adjustments	—	—	—	(794)	—	(794)	—	—	—	1,178	—	1,178
Unrealized gain on cash flow hedges, net of tax	—	—	—	10,442	—	10,442	—	—	—	239	—	239
Net income	—	—	—	—	4,557	4,557	—	—	—	—	3,833	3,833
Balances at end of period	127,179	$127	$1,128,103	$31,863	$21,011	$1,181,104	131,928	$132	$1,146,160	$(12,677)	$180,563	$1,314,178

	Six Months Ended June 30, 2022						Six Months Ended June 30, 2021
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	131,342	$131	$1,154,058	$(7,052)	$140,810	$1,287,947	134,056	$134	$1,160,570	$(17,180)	$275,915	$1,419,439
Stock-based compensation	—	—	19,379	—	—	19,379	—	—	13,979	—	—	13,979
Stock options exercised and awards vested	736	1	669	—	—	670	1,278	1	4,814	—	—	4,815
Stock withheld to cover employee taxes	(104)	—	(4,024)	—	—	(4,024)	(115)	—	(4,740)	—	—	(4,740)
Repurchases and retirements of common stock	(4,795)	(5)	(41,979)	—	(127,180)	(169,164)	(3,291)	(3)	(28,463)	—	(94,002)	(122,468)
Cumulative translation adjustments	—	—	—	481	—	481	—	—	—	421	—	421
Unrealized gain on cash flow hedge, net of tax	—	—	—	38,434	—	38,434	—	—	—	4,082	—	4,082
Net income (loss)	—	—	—	—	7,381	7,381	—	—	—	—	(1,350)	(1,350)
Balances at end of period	127,179	$127	$1,128,103	$31,863	$21,011	$1,181,104	131,928	$132	$1,146,160	$(12,677)	$180,563	$1,314,178

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$7,381	$(1,350)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	2,364	(18,922)
Depreciation and amortization	151,342	151,578
Stock-based compensation (net of amounts capitalized)	17,924	12,539
Amortization of deferred financing fees	2,319	1,914
All other items, net	194	(558)
Changes in operating assets and liabilities:
Accounts receivable	(11,230)	(2,123)
Inventory	1,545	4,351
Prepaid expenses and other current assets	(1,002)	(656)
Other assets	828	1,754
Accounts payable	(1,129)	(4,153)
Accrued expenses and other current liabilities	(6,732)	(7,199)
Interest payable	40	(46)
Deferred revenue	3,577	(9,312)
Other long-term liabilities	(1,856)	(1,850)
Net cash provided by operating activities	165,565	125,967

Cash flows from investing activities:
Capital expenditures	(31,018)	(19,229)
Investment in Aireon (see Note 12)	(50,000)	—
Purchases of other investments	—	(1,128)
Maturities of marketable securities	—	1,420
Net cash used in investing activities	(81,018)	(18,937)

Cash flows from financing activities:
Payments on the Term Loan	(8,250)	(8,829)
Repurchases of common stock	(169,164)	(122,468)
Proceeds from exercise of stock options	670	4,815
Tax payment upon settlement of stock awards	(4,024)	(4,740)
Net cash used in financing activities	(180,768)	(131,222)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2,505	422
Net decrease in cash and cash equivalents, and restricted cash	(93,716)	(23,770)
Cash, cash equivalents, and restricted cash, beginning of period	320,913	237,178
Cash, cash equivalents, and restricted cash, end of period	$227,197	$213,408

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$27,587	$35,721
Income taxes paid, net	$938	$903

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$4,747	$2,597
Capitalized amortization of deferred financing costs	$63	$65
Capitalized stock-based compensation	$1,455	$1,441

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
Effective June 30, 2022, the Company adopted FASB ASU 2017-11, Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features (“ASU 2017-11”). Part I of ASU 2017-11 simplified the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. The Company also adopted FASB ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging (“ASU 2020-06”). ASU 2020-06 simplified the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of these adoptions, the Company was permitted to exclude the down-round feature of its investment in Aireon LLC (“Aireon”) from the consideration of whether the instrument is indexed to the entity's own stock (see Note 12).
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
The carrying values of the following financial instruments approximated their fair values as of June 30, 2022 and December 31, 2021: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents may include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. The Company did not hold any Level 3 assets as of June 30, 2022 or December 31, 2021.
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
The following table summarizes the Company's inventory balances:

	June 30, 2022	December 31, 2021
	(In thousands)
Finished goods	$11,455	$18,395
Raw materials	17,414	11,850
Inventory valuation reserve	(1,076)	(1,201)
Total	$27,793	$29,044

Commitments
Launch and Related Services
In the second quarter of 2022, the Company entered into an agreement for launch and related services, to launch up to five of its ground spare satellites. The Company expects costs related to this launch to total approximately $35.0 million. As of June 30, 2022, the Company had made aggregate payments of $7.5 million related to these services, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets. The Company currently expects the launch to occur in 2023.
Derivative Financial Instruments
The Company uses derivatives (interest rate swap, swaption and cap) to manage its exposure to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the condensed consolidated balance sheets within other current liabilities and other assets. When the Company’s derivatives are designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) within the Company’s condensed consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of a derivative's change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings. Within the condensed consolidated statements of operations and comprehensive income, the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item used for any gains or losses associated with the hedged items. Cash flows from hedging activities are included in operating activities within the Company’s condensed consolidated statements of cash flows, which is the same category as the item being hedged. See Note 6 for further information.
3. Cash and Cash Equivalents
Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents balances:

	June 30, 2022	December 31, 2021	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$33,067	$28,496
Money market funds	194,130	292,417	Level 2
Total cash and cash equivalents	$227,197	$320,913
4. Leases
Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently estimated to be approximately 12.5 years. Lease income related to these agreements was $5.3 million for each of the three months ended June 30, 2022 and 2021, and $10.7 million for each of the six months ended June 30, 2022 and 2021. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
Aireon has made payments to the Company pursuant to its hosting agreement, and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at June 30, 2022, exclusive of the $10.7 million recognized during the six months ended June 30, 2022, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2022	$10,722
2023	21,445
2024	21,445
2025	21,445
2026	21,445
Thereafter	77,462
Total lease income	$173,964

5. Debt
Term Loan and Revolving Facility
In November 2019 and February 2020, pursuant to a loan agreement (as amended to date, the “Credit Agreement”), the Company entered into a term loan totaling $1,650.0 million in aggregate principal amount with Deutsche Bank AG (the “Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Term Loan was repriced on multiple occasions and now bears interest at an annual rate of one-month LIBOR plus 2.50%, with a 0.75% LIBOR floor. The maturity date of the Term Loan is in November 2026. The interest rate on the Revolving Facility is LIBOR plus 3.75%, with no LIBOR floor, and the Revolving Facility has a maturity date in November 2024. Principal payments, payable quarterly, equal $16.5 million per annum (one percent of the full principal amount of the Term Loan), with the remaining principal due upon maturity.
As of June 30, 2022 and December 31, 2021, the Company reported an aggregate of $1,612.9 million and $1,621.1 million in borrowings under the Term Loan, respectively. These amounts do not include $20.9 million and $23.1 million of net unamortized deferred financing costs as of June 30, 2022 and December 31, 2021, respectively. The net principal balance in borrowings in the accompanying condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 amounted to $1,592.0 million and $1,598.0 million, respectively. As of June 30, 2022 and December 31, 2021, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan was $1,552.4 million and $1,622.1 million, respectively. The Company had not borrowed under the Revolving Facility as of June 30, 2022 and December 31, 2021.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined in the Credit Agreement) and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. As of December 31, 2021, the Company was below the specified leverage ratio, and a mandatory prepayment sweep was therefore not required with respect to 2021 cash flows.
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of June 30, 2022.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Total interest incurred	$15,931	$18,576	$31,233	$38,713
Amortization of deferred financing fees	$1,200	$1,000	$2,382	$1,973
Capitalized interest	$475	$715	$864	$1,357
As of June 30, 2022 and December 31, 2021, accrued interest on the Term Loan was $0.2 million and $0.1 million, respectively.
6. Derivative Financial Instruments
The Company is exposed to interest rate fluctuations related to its Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rate by entering into offsetting positions through the use of interest rate cap and swap contracts which result in recognizing a maximum fixed interest rate for a portion of the Term Loan. These instruments reduce the negative impact of increases in the variable rate over the term of the derivative contracts. These contracts are not used for trading or other speculative purposes. Historically, the Company has not incurred, and does not expect to incur in the future, any losses as a result of counterparty default.
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
Interest Rate Swap and Swaption
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
Interest Rate Cap
In July 2021, the Company entered into the Cap that began in December 2021, following the expiration of the Swap. The Company entered into the Cap in order to manage its exposure to interest rate movements on a portion of the Term Loan through the maturity of the Term Loan in November 2026. The Cap provides the Company with the right to receive payment if one-month LIBOR exceeds 1.5%. As of December 2021, the Company began paying a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1,000.0 million as of June 30, 2022 and December 31, 2021.
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
Fair Value of Derivative Instruments
As of June 30, 2022 and December 31, 2021, the Company had an asset balance of $67.7 million and $19.7 million, respectively, for the fair value of the Cap and a liability balance of $12.7 million and $14.8 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets.
During the three and six months ended June 30, 2022, the Company collectively incurred $0.8 million and $1.6 million, respectively, in net interest expense for the Swaption and Cap. During the three and six months ended June 30, 2021, the Company collectively incurred $2.1 million and $4.8 million, respectively, in net interest expense for the Swap and Swaption.
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
The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Unrealized gain, net of tax	$10,442	$239	$38,434	$4,082
Tax expense	3,197	11	11,652	1,213

7. Stock-Based Compensation
In May 2019, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of June 30, 2022, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 Plan was 8,474,230. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
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
The Company historically granted stock options to newly hired and promoted employees but now exclusively utilizes RSUs. The Company did not grant any stock options during the three and six months ended June 30, 2022 or 2021.
Option Summary
A summary of the activity of the Company's stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2021	1,681	$9.35	3.28	$53,698
Exercised	(71)	9.34		$2,056
Forfeited	(2)	14.24
Options outstanding at June 30, 2022	1,608	$9.34	2.78	$45,361
Options exercisable at June 30, 2022	1,575	$9.09	2.70	$44,851
Options exercisable and expected to vest at June 30, 2022	1,607	$9.34	2.78	$45,358

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2020	2,554	$9.10	3.94	$77,182
Cancelled or expired	(1)	7.78
Exercised	(621)	7.62		$23,806
Forfeited	(11)	15.37
Options outstanding at June 30, 2021	1,921	$9.55	3.73	$58,492
Options exercisable at June 30, 2021	1,783	$8.85	3.46	$55,513
Options exercisable and expected to vest at June 30, 2021	1,920	$9.54	3.73	$58,457
Restricted Stock Units
The RSUs granted to employees for service generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued

employment. The RSUs granted to non-employee members of the board of directors generally vest in full on the first anniversary of the grant date. The RSUs granted to non-employee consultants generally vest 50% on the first anniversary of the grant date, with the remaining 50% vesting quarterly thereafter through the second anniversary of the grant date. The Company’s RSUs are classified as equity awards because the RSUs will be settled in the Company’s common stock upon vesting. The fair value of the RSUs is determined at the grant date based on the closing price of the Company's common stock on the date of grant. The related compensation expense is recognized over the service period, or shorter periods based on the retirement eligibility of certain grantees, and is based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. The RSUs do not carry voting rights until they are vested, and shares are issued upon settlement in accordance with the terms of the award.
RSU Summary
The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2021	2,550	$25.80
Granted	1,219	38.97
Forfeited	(113)	31.12
Released	(665)	33.27
Outstanding at June 30, 2022	2,991	$29.30
Vested and unreleased at June 30, 2022 (1)	882

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2020	2,664	$18.96
Granted	843	41.67
Forfeited	(51)	27.45
Released	(657)	21.40
Outstanding at June 30, 2021	2,799	$25.07
Vested and unreleased at June 30, 2021 (1)	860
(1)     These RSUs were granted to the Company's board of directors as a part of their compensation for board and committee service, as detailed below, and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released pursuant to the terms of the applicable compensation program.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its board of directors is paid in the form of RSUs. In addition, some members of the Company’s board of directors may elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 54,000 and 39,000 service-based RSUs were granted to the Company’s non-employee members of the board of directors as a result of these payments and elections during the three and six months ended June 30, 2022 and 2021, respectively, with an estimated grant date fair value of $2.1 million and $1.6 million, respectively.
During the three and six months ended June 30, 2022 and 2021, the Company granted approximately 743,000 and 461,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $29.0 million and $19.2 million, respectively.
During the six months ended June 30, 2022 and 2021, the Company granted approximately 7,000 and 2,000 service-based RSUs, respectively, to non-employee consultants, with an estimated aggregate grant date fair value of $0.3 million and $0.1 million, respectively.

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
8. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have converted to common stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, there were no outstanding shares of preferred stock.
Share Repurchases and Retirement
In February 2021, the Company implemented a stock repurchase program for up to $300.0 million of its common stock through December 31, 2022. In March 2022, the Company expanded the repurchase program to include up to an additional $300.0 million of its common stock through December 31, 2023. This timeframe can be extended or shortened by the board of directors. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. All shares are immediately retired upon repurchase in accordance with the board-approved policy. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings. The portion to be allocated to additional paid-in capital is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of the date of retirement.
The Company repurchased and subsequently retired 1.0 million and 4.8 million shares of its common stock during the three and six months ended June 30, 2022, respectively, for a total purchase price of $35.0 million and $169.2 million, respectively. The Company repurchased and subsequently retired 1.7 million and 3.3 million shares of its common stock during the three and six months ended June 30, 2021, respectively, for a total purchase price of $63.1 million and $122.5 million, respectively. As of June 30, 2022, $267.5 million remained available and authorized for repurchase under the stock repurchase program.

9. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Commercial services revenue:
Voice and data	$48,482	$43,283	$93,365	$84,707
IoT data	30,630	27,224	59,071	51,978
Broadband	12,097	10,636	23,611	20,070
Hosted payload and other data	15,152	14,428	29,923	29,218
Total commercial services revenue	106,361	95,571	205,970	185,973
Government services revenue	26,500	25,750	53,000	51,500
Total services revenue	$132,861	$121,321	$258,970	$237,473
The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Commercial	$1,386	$983	$2,497	$1,729
Government	6,913	5,859	14,168	11,543
Total engineering and support services revenue	$8,299	$6,842	$16,665	$13,272
Approximately 27% and 34% of the Company's accounts receivable balance at June 30, 2022 and December 31, 2021, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government.
The Company's contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $8.5 million and $10.2 million for the three months ended June 30, 2022 and 2021, respectively, and $17.9 million and $21.8 million during the six months ended June 30, 2022 and 2021. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	June 30, 2022	December 31, 2021
	(In thousands)
Contract Assets:
Commissions	$1,574	$1,190
Other contract costs	$2,429	$2,558
Unbilled receivables	$9,317	$10,752
10. Income Taxes
Income before income taxes was $5.8 million and $10.4 million for the three and six months ended June 30, 2022, respectively, while the income tax expense was $1.2 million and $3.1 million for the three and six months ended June 30, 2022, respectively. The effective tax rate was 21.4% and 29.3% for the three and six months ended June 30, 2022, respectively, which differed from the federal statutory rate of 21% primarily due to tax expense associated with nondeductible executive compensation, non-

creditable foreign taxes, and U.S. state taxes, which was partially offset by U.S. tax credits and a discrete tax benefit associated with stock compensation.
Loss before income taxes was $6.2 million and $19.9 million for the three and six months ended June 30, 2021, respectively, while the income tax benefit was $10.0 million and $18.6 million for the three and six months ended June 30, 2021, respectively. The effective tax rate was 180.3% and 97.8% for the three and six months ended June 30, 2021, respectively, which differed from the federal statutory rate of 21% primarily due to the net impact of a discrete state tax benefit associated with a state apportionment change. During the second quarter of 2021, the Company changed its state apportionment estimate to reflect state planning that required certain beginning deferred tax balances to be revalued. The revaluation resulted in a one-time discrete tax benefit of $8.3 million. The effective tax rate was also impacted by a discrete tax benefit associated with the stock compensation tax deduction and tax benefits from U.S. state tax losses and the Company's U.S. tax credits. These favorable impacts were partially offset by the impact of a discrete tax expense associated with an increase in the prior year valuation allowance for state net operating losses and the limitation on the tax deduction for executive compensation.
11. Net Income (Loss) Per Share
The Company calculates basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In periods of net income, diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. Potentially dilutive common shares include (i) shares of common stock issuable upon exercise of outstanding stock options and (ii) contingently issuable RSUs that are convertible into shares of common stock upon achievement of certain service and performance requirements. The effect of potentially dilutive common shares is computed using the treasury stock method. The RSUs granted to members of the Company’s board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income, which are immaterial for the periods presented. As a result, the calculation of basic and diluted net income per share excludes net income attributable to the unvested RSUs granted to the Company’s board of directors from the numerator and excludes the impact of the unvested RSUs granted to the Company’s board of directors from the denominator.
The following table summarizes the computations of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator:
Net income (loss) - basic and diluted	$4,557	$3,833	7,381	(1,350)

Denominator:
Weighted average common shares - basic	128,351	133,367	129,355	134,215
Dilutive effect of stock options	984	1,176	998	—
Dilutive effect of RSUs	276	438	458	—
Weighted average common shares - diluted	129,611	134,981	130,811	134,215

Net income (loss) per share - basic and diluted	$0.04	$0.03	$0.06	$(0.01)
Due to the Company’s net loss position for the six months ended June 30, 2021, all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Performance-based RSUs	—	227	—	128
Service-based RSUs	293	425	41	555
Stock options	—	—	—	1,289

12. Related Party Transactions
Aireon LLC and Aireon Holdings LLC
The Company's satellite constellation hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. The Company and other Aireon investors hold their interests in Aireon through the Amended and Restated Aireon Holdings LLC agreement (the “Aireon Holdings LLC Agreement”). Aireon Holdings LLC holds 100% of the membership interests in Aireon, which is the operating entity.
In June 2022, the Company entered into a subscription agreement with Aireon and invested $50 million in exchange for a 6% preferred interest. The Company's investment in Aireon is accounted for as an equity method investment. The carrying value of the Company's investment in Aireon was $50 million as of June 30, 2022. The original investments by the Company were previously written down to a carrying value of zero.
As of June 30, 2022 and December 31, 2021, the Company's fully diluted ownership stake in Aireon Holdings was approximately 39.5% and 35.7%, respectively, and is subject to redemption provisions contained in the Aireon Holdings LLC Agreement.
Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to an agreement with Aireon (the “Hosting Agreement”), Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $70.5 million had been paid as of June 30, 2022, as well as power fees of up to approximately $3.7 million per year. Aireon also pays data services fees of $19.8 million per year for the delivery of the air traffic surveillance data under a data transmission services agreement. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement an operating lease. The Company recognized $4.0 million of hosting fee revenue for each of the three months ended June 30, 2022 and 2021 and $8.0 million for each of the six months ended June 30, 2022 and 2021. There were no Aireon receivables under the Hosting Agreement as of June 30, 2022 and December 31, 2021. The Company recorded power and data service revenue from Aireon of $5.8 million for each of the three months ended June 30, 2022 and 2021 and $11.7 million for each of the six months ended June 30, 2022 and 2021.
Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.2 million as of both June 30, 2022 and December 31, 2021.
The Company and the other Aireon investors have agreed to participate pro-rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $10.7 million. No bridge loan amounts were outstanding as of June 30, 2022 or December 31, 2021.

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
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 100 service providers, approximately 290 value-added resellers, or VARs, and approximately 85 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium® network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.
At June 30, 2022, we had approximately 1,875,000 billable subscribers worldwide, representing an increase of 16% from approximately 1,616,000 billable subscribers at June 30, 2021. We have a diverse customer base, with end users in the following lines of business: land mobile, maritime, aviation, Internet of Things, or IoT, hosted payloads and other data services and the U.S. government.

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

Comparison of Our Results of Operations for the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,				Change
	2022	% of Total Revenue	2021	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$132,861	76%	$121,321	81%	$11,540	10%
Subscriber equipment	33,759	19%	21,756	14%	12,003	55%
Engineering and support services	8,299	5%	6,842	5%	1,457	21%
Total revenue	174,919	100%	149,919	100%	25,000	17%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	25,320	14%	23,391	16%	1,929	8%
Cost of subscriber equipment	21,471	12%	12,671	8%	8,800	69%
Research and development	2,986	2%	2,624	2%	362	14%
Selling, general and administrative	28,662	16%	23,970	16%	4,692	20%
Depreciation and amortization	75,681	44%	75,668	50%	13	—%
Total operating expenses	154,120	88%	138,324	92%	15,796	11%
Operating income	20,799	12%	11,595	8%	9,204	79%

Other expense:
Interest expense, net	(14,780)	(9)%	(17,630)	(12)%	2,850	(16)%
Other expense, net	(220)	—%	(116)	—%	(104)	90%
Total other expense, net	(15,000)	(9)%	(17,746)	(12)%	2,746	(15)%
Income (loss) before income taxes	5,799	3%	(6,151)	(4)%	11,950	(194)%
Income tax benefit (expense)	(1,242)	(1)%	9,984	7%	(11,226)	(112)%
Net income	$4,557	2%	$3,833	3%	$724

Revenue
Commercial Service Revenue

	Three Months Ended June 30,
	2022			2021			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$48.5	394	$42	$43.3	365	$40	$5.2	29	$2
IoT data	30.6	1,323	7.96	27.2	1,085	8.69	3.4	238	(0.73)
Broadband (3)	12.1	14.1	292	10.6	12.6	289	1.5	1.5	3
Hosted payload and other data	15.2	N/A		14.4	N/A		0.8	N/A
Total commercial services	$106.4	1,731		$95.5	1,463		$10.9	268
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
For the three months ended June 30, 2022, total commercial services revenue increased $10.9 million, or 11%, from the prior year period primarily as a result of increases in voice and data, IoT, broadband and hosted payload and other data revenue. These increases were driven primarily by increases in billable subscribers across all commercial service lines. Commercial voice and data revenue increased $5.2 million, or 12%, for the three months ended June 30, 2022, compared to the same period of the prior year, primarily due to an increase in volume across all postpaid and prepaid voice and data services. Commercial IoT revenue increased $3.4 million, or 13%, for the three months ended June 30, 2022, compared to the same period of the prior year, driven by a 22% increase in IoT billable subscribers primarily due to continued strength in consumer personal communications devices. The effect on revenue of increased subscribers was partially offset by an 8% reduction in IoT ARPU, primarily due to the shifting mix of subscribers using lower ARPU plans, including the increased proportion of personal communications subscribers. Commercial broadband revenue increased $1.5 million, or 14%, for the three months ended June 30, 2022, compared to the prior year period, driven by an increase in broadband billable subscribers. Hosted payload and other service revenue increased $0.8 million, or 5%, for the three months ended June 30, 2022, compared to the prior year period, primarily related to increased usage for our payload services and our precision timing and location services.
Government Service Revenue

	Three Months Ended June 30,
	2022		2021		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$26.5	144	$25.8	153	$0.7	(9)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. The annual rate under the EMSS Contract increased from $103.0 million to $106.0 million during the third quarter of 2021, which caused the increase in revenue of $0.7 million compared to the prior year period.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $12.0 million, or 55%, for the three months ended June 30, 2022, compared to the prior year period, primarily due to an increase in the volume of handset and IoT device sales.
Engineering and Support Service Revenue

	Three Months Ended June 30,
	2022	2021	Change
	(In millions)
Commercial engineering and support services	$1.4	$1.0	$0.4
Government engineering and support services	6.9	5.8	1.1
Total engineering and support services	$8.3	$6.8	$1.5
Engineering and support service revenue increased by $1.5 million, or 22%, for the three months ended June 30, 2022, compared to the prior year period, primarily due to the episodic nature of contract work under certain government and commercial contracts. Based on a contract awarded by the Space Development Agency to General Dynamics Mission Systems, with Iridium as a subcontractor, which we refer to as the SDA contract, we expect engineering and support service revenue, as well as associated expenses, to be higher than prior years for the remainder of 2022 and in coming years.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $1.9 million, or 8%, for the three months ended June 30, 2022 from the prior year period, primarily as a result of the increase in work under certain government and commercial engineering contracts, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $8.8 million, or 69%, for the three months ended June 30, 2022, compared to the prior year period primarily due to an increase in volume of handset and IoT device sales, as noted above. The percentage increase of subscriber equipment costs exceeded the percentage increase in subscriber equipment revenue primarily due to a change in the product mix and increased inventory component costs.
Research and Development
Research and development expenses increased by $0.4 million, or 14%, for the three months ended June 30, 2022, compared to the prior year period based on increased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $4.7 million, or 20%, for the three months ended June 30, 2022, compared to the prior year period, primarily due to higher management incentive and other equity compensation costs and travel expenses incurred in the current year quarter as compared to the prior year quarter. We expect selling, general and administrative expense to increase by approximately 20% in 2022 primarily related to stock compensation costs.
Depreciation and Amortization
Depreciation and amortization expense remained relatively flat compared to the prior year period. We anticipate depreciation and amortization expense to remain relatively consistent from quarter to quarter based on our anticipated capital expenditures.

Other Expense
Interest Expense, Net
Interest expense, net decreased $2.9 million, or 16%, for the three months ended June 30, 2022, compared to the prior year period. The decrease resulted primarily from a decrease in the interest rate for the Term Loan following the July 2021 repricing.
Income Taxes
For the three months ended June 30, 2022, our income tax expense was $1.2 million, compared to income tax benefit of $10.0 million for the prior year period. The increase in income tax expense is primarily related to the prior period net impact of a discrete state tax benefit associated with a state apportionment change and pre-tax book income in 2022 compared to the prior year pre-tax book loss.
Net Income (Loss)
Net income was $4.6 million for the three months ended June 30, 2022, compared to $3.8 million for the prior year period. The change was primarily a result of an $9.2 million increase in operating income and an $2.9 million decrease in interest expense, net, offset by the $11.2 million increase in income tax expense as described above.
Comparison of Our Results of Operations for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,				Change
	2022	% of Total Revenue	2021	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$258,970	75%	$237,473	81%	$21,497	9%
Subscriber equipment	67,503	20%	45,709	15%	21,794	48%
Engineering and support services	16,665	5%	13,272	4%	3,393	26%
Total revenue	343,138	100%	296,454	100%	46,684	16%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	49,418	14%	46,598	16%	2,820	6%
Cost of subscriber equipment	41,976	12%	25,699	9%	16,277	63%
Research and development	5,605	2%	5,341	2%	264	5%
Selling, general and administrative	54,765	16%	46,627	16%	8,138	17%
Depreciation and amortization	151,342	44%	151,578	51%	(236)	—%
Total operating expenses	303,106	88%	275,843	94%	27,263	10%
Operating income	40,032	12%	20,611	6%	19,421	94%

Other expense:
Interest expense, net	(29,357)	(9)%	(40,399)	(14)%	11,042	(27)%
Other expense, net	(228)	—%	(144)	—%	(84)	58%
Total other expense, net	(29,585)	(9)%	(40,543)	(14)%	10,958	(27)%
Income (loss) before income taxes	10,447	3%	(19,932)	(8)%	30,379	(152)%
Income tax benefit (expense)	(3,066)	(1)%	18,582	6%	(21,648)	(116)%
Net income (loss)	$7,381	2%	$(1,350)	(2)%	$8,731	(647)%

Revenue
Commercial Service Revenue

	Six Months Ended June 30,
	2022			2021			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$93.4	394	$41	$84.7	365	$39	$8.7	29	$2
IoT data	59.1	1,323	7.83	52.0	1,085	8.46	7.1	238	(0.63)
Broadband (3)	23.6	14.1	289	20.1	12.6	276	3.5	1.5	13
Hosted payload and other data	29.9	N/A		29.2	N/A		0.7	N/A
Total commercial services	$206.0	1,731		$186.0	1,463		$20.0	268
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
For the six months ended June 30, 2022, total commercial services revenue increased $20.0 million, or 11%, from the prior year period primarily as a result of increases in voice and data, IoT, broadband and hosted payload and other data revenue mainly driven by increases in billable subscribers. Commercial voice and data revenue increased $8.7 million, or 10%, from the prior year period primarily due to an increase in volume across all voice and data services. Commercial IoT revenue increased $7.1 million, or 14%, for the six months ended June 30, 2022, compared to the prior year period, driven by a 22% increase in IoT billable subscribers primarily due to continued strength in personal communications devices. The subscriber increase effect on revenue was partially offset by a 7% reduction in IoT ARPU, primarily due to the shifting mix of subscribers using lower ARPU plans, including the increased proportion of personal communication subscribers. Commercial broadband revenue increased $3.5 million, or 17%, for the six months ended June 30, 2022, compared to the prior year period, due primarily to the increase in broadband billable subscribers and an increase in ARPU associated with the increase in the mix of subscribers utilizing higher ARPU Iridium Certus broadband plans. Hosted payload and other service revenue also increased $0.7 million, or 2%, for the six months ended June 30, 2022, compared to the prior year period, primarily related to increased usage for our payload services.
Government Service Revenue

	Six Months Ended June 30,
	2022		2021		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$53.0	144	$51.5	153	$1.5	(9)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. The annual rate under the EMSS Contract increased from $103.0 million to $106.0 million during the third quarter of 2021, which caused the increase of $1.5 million compared to the prior year period.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $21.8 million, or 48%, for the six months ended June 30, 2022 compared to the prior year period, primarily due to an increase in the volume of all device sales.
Engineering and Support Service Revenue

	Six Months Ended June 30,
	2022	2021	Change
	(In millions)
Commercial engineering and support services	$2.5	$1.7	$0.8
Government engineering and support services	14.2	11.5	2.7
Total engineering and support services	$16.7	$13.2	$3.5
Engineering and support service revenue increased $3.5 million, or 26%, for the six months ended June 30, 2022 compared to the prior year period primarily due to the episodic nature of contract work under certain government and commercial projects. As a result of the SDA contract noted above, we expect engineering and support service revenue, as well as associated expenses, to be generally higher than prior years for the remainder of 2022 and in coming years.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $2.8 million, or 6%, for the six months ended June 30, 2022 from the prior year period, primarily as a result of an increase in work under certain government and commercial engineering contracts, as noted above, and higher satellite operation costs.
Cost of Subscriber Equipment
Cost of subscriber equipment increased by $16.3 million, or 63%, for the six months ended June 30, 2022 compared to the prior year period primarily due to an increase in volume of all device sales, as noted above. The percentage increase of subscriber equipment costs exceeded the percentage increase in subscriber equipment revenue primarily due to a change in the customer mix and increased inventory component costs.
Research and Development
Research and development expenses increased by $0.3 million, or 5%, for the six months ended June 30, 2022 compared to the prior year period based on increased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses increased by $8.1 million, or 17%, for the six months ended June 30, 2022 compared to the prior year period, primarily due to higher management incentive and other equity compensation costs and increased travel expenses incurred in the current year period as compared to the prior year period. We expect selling, general and administrative expense to increase by approximately 20% in 2022 primarily related to stock compensation costs.
Depreciation and Amortization
Depreciation and amortization expense remained relatively flat compared to the prior year period. We anticipate depreciation and amortization expense to remain relatively consistent from quarter to quarter based on our anticipated capital expenditures.
Other Expense
Interest Expense, Net
Interest expense, net decreased $11.0 million for the six months ended June 30, 2022 compared to the prior year period. The decrease resulted primarily from decreases in the interest rate on our Term Loan as a result of the repricings in January 2021 and July 2021. As the repricing events occurred in 2021, third-party financing costs decreased $3.6 million in the current year.

Income Taxes
For the six months ended June 30, 2022, our income tax expense was $3.1 million, compared to income tax benefit of $18.6 million for the prior year period. The increase in income tax expense was primarily related to (i) the prior period net impact of a discrete state tax benefit associated with a state apportionment change, (ii) pre-tax book income in 2022 compared to the prior year pre-tax book loss, and (iii) a decreased stock compensation tax benefit.
Net Income (Loss)
Net income was $7.4 million for the six months ended June 30, 2022, compared to net loss of $1.4 million for the prior year period. The change primarily resulted from the $19.4 million increase in operating income, as well as the $11.0 million decrease in interest expense, net. These changes were offset by the $21.6 million increase in the income tax expense as described above.
Liquidity and Capital Resources
In November 2019 and February 2020, we borrowed a total of $1,650.0 million in aggregate principal amount under a term loan with Deutsche Bank AG, or the Term Loan, with an accompanying $100.0 million revolving loan available to us, or the Revolving Facility. Both facilities are under a credit agreement with the lenders, or the Credit Agreement. As repriced to date, the Term Loan bears interest at an annual rate of LIBOR plus 2.50%, with a 0.75% LIBOR floor. All other terms of the Term Loan remain the same as before the repricings, including maturity in November 2026. The interest rate on the Revolving Facility is LIBOR plus 3.75% with no LIBOR floor, and the Revolving Facility has a maturity date in November 2024. See Note 5 to our condensed consolidated financial statements included in this report for further discussion of the Term Loan and Revolving Facility.
As of June 30, 2022, we reported an aggregate balance of $1,612.9 million in borrowings under the Term Loan, before $20.9 million of net deferred financing costs, for a net principal balance of $1,592.0 million outstanding in our condensed consolidated balance sheet. We have not drawn on our Revolving Facility.
Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of June 30, 2022.
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
We entered into an interest rate cap agreement, or the Cap, that began in December 2021. The Cap manages our exposure to interest rate movements on a portion of our Term Loan. The Cap provides the right to receive payment if one-month LIBOR exceeds 1.5%. Under the Cap, we pay a fixed monthly premium at an annual rate of 0.31%. The Cap carried a notional amount of $1,000.0 million as of June 30, 2022. The Cap is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. We designated the Cap as a cash flow hedge of the variability of the LIBOR-based interest payments on the Term Loan. The effective portion of the Cap's change in fair value will be recorded in accumulated other comprehensive income (loss) and will be reclassified into earnings during the period in which the hedged transaction affects earnings. See Note 6 to our condensed consolidated financial statements included in this report for further discussion of the Cap and our prior derivative financial instruments.
As of June 30, 2022, we had entered into non-cancelable purchase obligations of approximately $55.2 million for inventory purchases with Benchmark Electronics, Inc., our primary third-party vendor. Our purchase obligations, all of which are due during 2022, increased by $23.2 million from December 31, 2021 due to increased demand and recovery from supply-chain constraints experienced during 2021.
As of June 30, 2022, our total cash and cash equivalents balance was $227.2 million, down from $320.9 million as of December 31, 2021, principally as a result of the $169.2 million in repurchases of our common stock during the six months ended June 30, 2022, offset by internally generated cash flows. We also had $100.0 million of borrowing availability under our Revolving Facility. In addition to the Revolving Facility, our principal sources of liquidity are internally generated cash flows. Other than the purchase obligation noted above, our principal liquidity requirements over the next twelve months are primarily (i) required principal and interest on the Term Loan, which we expect to be $16.5 million and, based on the current interest rate, approximately $70.0 million, respectively, (ii) capital expenditures of approximately $75.0 million, depending on costs in connection with the potential launch of ground spare satellites, and (iii) working capital. In our discretion, we may also make share repurchases under the share repurchase program described in Note 8 to the financial statements included in this report, although we have no obligation to do so.
We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.
Our material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2026, which is expected to be $1,555.1 million. We expect to refinance this amount at or prior to maturity.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2022	2021	Change
	(In thousands)
Cash provided by operating activities	$165,565	$125,967	$39,598
Cash used in investing activities	$(81,018)	$(18,937)	$(62,081)
Cash used in financing activities	$(180,768)	$(131,222)	$(49,546)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2022 increased $39.6 million from the prior year period. Net income (loss), as adjusted for non-cash activities, improved by $36.3 million over the prior year, primarily as a result of improved profitability. Working capital also improved by approximately $3.3 million. Cash flows from working capital increased related to deferred revenue, primarily caused by the required semi-annual payment from Aireon. Cash flows from working capital were offset by an increase in accounts receivable due to increased sales across all revenue types.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 increased by $62.1 million as compared to the prior year period due to the $50.0 million investment in Aireon (see Note 12 for further information) and increased capital expenditures. We continue to expect our capital expenditures to average approximately $40.0 million per year until 2029, exclusive of any costs we may incur to launch our ground spares.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 increased by $49.5 million compared to the prior year period primarily due to an increase in cash used for the repurchases of our common stock in the first half of 2022 as compared to the first half of 2021. See Note 8 for further information on our stock repurchase program.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,612.9 million under the Term Loan as of June 30, 2022. Our Cap began in December 2021, which manages our exposure to interest rate movements on a portion of our Term Loan. The Cap provides the right to receive payment if one-month LIBOR exceeds 1.5%. For the portion of the Term Loan not covered under our hedging arrangements, we pay interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.5%, with a 0.75% LIBOR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. In July, the one-month LIBOR has increased to over the level of the Cap. As a result of the interest rate rising from the LIBOR floor to the level of the Cap, we expect our annual interest expense to increase by approximately $12.0 million, or approximately $3.0 million per quarter. For every LIBOR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.5 million related to the unhedged portion of the Term Loan.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value) of shares that may yet be purchased under the plans or programs
April 1-30	423,522	$37.88	423,522	$286.4 million
May 1-31	545,881	$34.71	545,881	$267.5 million
June 1-30	—	—	—	$267.5 million
Total	969,403	$35.06	969,403	—
In February 2021, our board of directors approved the repurchase of up to $300.0 million of our common stock through December 31, 2022. A portion of the repurchases effected in April 2022, as shown in the table above, exhausted the remainder of the February 2021 authorization. In March 2022, our board of directors approved the repurchase of up to an additional $300.0 million of our common stock through December 31, 2023. All shares listed above were purchased under these authorizations in open market transactions.
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the Securities and Exchange Commission on July 26, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: July 26, 2022