Form 10-Q
period 2022-09-30
Iridium Communications Inc.
filed 2022-10-20
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 13, 2022 was 125,642,535.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$218,762	$320,913
Accounts receivable, net	86,847	63,410
Inventory	39,222	29,044
Prepaid expenses and other current assets	13,395	11,043
Total current assets	358,226	424,410
Property and equipment, net	2,480,296	2,662,336
Other assets	181,235	50,050
Intangible assets, net	42,835	43,999
Total assets	$3,062,592	$3,180,795
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$16,500	$16,500
Accounts payable	28,448	16,196
Accrued expenses and other current liabilities	46,066	48,122
Deferred revenue	35,822	28,018
Total current liabilities	126,836	108,836
Long-term secured debt, net	1,572,526	1,581,516
Deferred income tax liabilities, net	154,196	134,279
Deferred revenue, net of current portion	46,605	48,070
Other long-term liabilities	17,332	20,147
Total liabilities	1,917,495	1,892,848
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 125,759 and 131,342 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	126	131
Additional paid-in capital	1,125,700	1,154,058
Retained earnings (accumulated deficit)	(37,763)	140,810
Accumulated other comprehensive income (loss), net of tax	57,034	(7,052)
Total stockholders’ equity	1,145,097	1,287,947
Total liabilities and stockholders’ equity	$3,062,592	$3,180,795

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Services	$138,977	$127,774	$397,947	$365,247
Subscriber equipment	27,959	26,898	95,462	72,607
Engineering and support services	17,124	7,487	33,789	20,759
Total revenue	184,060	162,159	527,198	458,613

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	34,378	25,186	83,796	71,784
Cost of subscriber equipment	18,406	15,544	60,382	41,243
Research and development	4,865	2,815	10,470	8,156
Selling, general and administrative	32,140	25,897	86,905	72,524
Depreciation and amortization	76,397	77,688	227,739	229,266
Total operating expenses	166,186	147,130	469,292	422,973
Operating income	17,874	15,029	57,906	35,640
Other expense, net:
Interest expense, net	(17,632)	(17,614)	(46,989)	(58,013)
Loss on extinguishment of debt	—	(879)	—	(879)
Other expense, net	(146)	(81)	(374)	(225)
Total other expense, net	(17,778)	(18,574)	(47,363)	(59,117)
Income (loss) before income taxes	96	(3,545)	10,543	(23,477)
Income tax benefit (expense)	2,053	1,460	(1,013)	20,042
Net income (loss)	$2,149	$(2,085)	$9,530	$(3,435)
Weighted average shares outstanding - basic	127,697	132,869	128,800	133,763
Weighted average shares outstanding - diluted	129,075	132,869	130,284	133,763
Net income (loss) attributable to common stockholders per share - basic and diluted	$0.02	$(0.02)	$0.07	$(0.03)
Comprehensive income:
Net income (loss)	$2,149	$(2,085)	$9,530	$(3,435)
Foreign currency translation adjustments	(366)	(592)	115	(171)
Unrealized gain on cash flow hedges, net of tax (see Note 6)	25,537	3,040	63,971	7,122
Comprehensive income	$27,320	$363	$73,616	$3,516

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2022						Three Months Ended September 30, 2021
			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	127,179	$127	$1,128,103	$31,863	$21,011	$1,181,104	131,928	$132	$1,146,160	$(12,677)	$180,563	$1,314,178
Stock-based compensation	—	—	15,573	—	—	15,573	—	—	8,150	—	—	8,150
Stock options exercised and awards vested	344	—	1,903	—	—	1,903	348	—	2,378	—	—	2,378
Stock withheld to cover employee taxes	(13)	—	(574)	—	—	(574)	(16)	—	(650)	—	—	(650)
Repurchases and retirements of common stock	(1,751)	(1)	(19,305)	—	(60,923)	(80,229)	(72)	—	(624)	—	(2,014)	(2,638)
Cumulative translation adjustments	—	—	—	(366)	—	(366)	—	—	—	(592)	—	(592)
Unrealized gain on cash flow hedges, net of tax	—	—	—	25,537	—	25,537	—	—	—	3,040	—	3,040
Net income (loss)	—	—	—	—	2,149	2,149	—	—	—	—	(2,085)	(2,085)
Balances at end of period	125,759	$126	$1,125,700	$57,034	$(37,763)	$1,145,097	132,188	$132	$1,155,414	$(10,229)	$176,464	$1,321,781

	Nine Months Ended September 30, 2022						Nine Months Ended September 30, 2021
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	131,342	$131	$1,154,058	$(7,052)	$140,810	$1,287,947	134,056	$134	$1,160,570	$(17,180)	$275,915	$1,419,439
Stock-based compensation	—	—	34,952	—	—	34,952	—	—	22,129	—	—	22,129
Stock options exercised and awards vested	1,080	1	2,572	—	—	2,573	1,626	1	7,192	—	—	7,193
Stock withheld to cover employee taxes	(117)	—	(4,598)	—	—	(4,598)	(131)	—	(5,390)	—	—	(5,390)
Repurchases and retirements of common stock	(6,546)	(6)	(61,284)	—	(188,103)	(249,393)	(3,363)	(3)	(29,087)	—	(96,016)	(125,106)
Cumulative translation adjustments	—	—	—	115	—	115	—	—	—	(171)	—	(171)
Unrealized gain on cash flow hedge, net of tax	—	—	—	63,971	—	63,971	—	—	—	7,122	—	7,122
Net income (loss)	—	—	—	—	9,530	9,530	—	—	—	—	(3,435)	(3,435)
Balances at end of period	125,759	$126	$1,125,700	$57,034	$(37,763)	$1,145,097	132,188	$132	$1,155,414	$(10,229)	$176,464	$1,321,781

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$9,530	(3,435)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(286)	(20,521)
Depreciation and amortization	227,739	229,266
Loss on extinguishment of debt	—	879
Stock-based compensation (net of amounts capitalized)	31,626	20,087
Amortization of deferred financing fees	3,488	3,025
All other items, net	450	(525)
Changes in operating assets and liabilities:
Accounts receivable	(23,109)	(8,702)
Inventory	(9,642)	9,408
Prepaid expenses and other current assets	(1,860)	(309)
Other assets	1,989	2,538
Accounts payable	13,071	(5,050)
Accrued expenses and other current liabilities	(711)	(2,386)
Interest payable	113	(69)
Deferred revenue	4,870	(8,312)
Other long-term liabilities	(2,810)	(2,757)
Net cash provided by operating activities	254,458	213,137

Cash flows from investing activities:
Capital expenditures	(44,756)	(28,016)
Investment in Aireon (see Note 12)	(50,000)	—
Purchases of other investments	—	(1,128)
Maturities of marketable securities	—	5,400
Net cash used in investing activities	(94,756)	(23,744)

Cash flows from financing activities:
Borrowings under the Term Loan	—	179,285
Payments on the Term Loan	(12,375)	(191,660)
Repurchases of common stock	(249,393)	(125,106)
Payment of deferred financing fees	—	(4,053)
Proceeds from exercise of stock options	2,573	7,193
Tax payment upon settlement of stock awards	(4,598)	(5,390)
Net cash used in financing activities	(263,793)	(139,731)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	1,940	164
Net increase (decrease) in cash and cash equivalents, and restricted cash	(102,151)	49,826
Cash, cash equivalents, and restricted cash, beginning of period	320,913	237,178
Cash, cash equivalents, and restricted cash, end of period	$218,762	$287,004

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$45,236	$56,985
Income taxes paid, net	$1,332	$1,304

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$4,282	$4,941
Capitalized amortization of deferred financing costs	$105	$90
Capitalized stock-based compensation	$3,326	$2,042

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
Iridium Communications Inc. (the “Company”) has prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company's operations are primarily conducted through, and its operating assets are owned by, its principal operating subsidiary, Iridium Satellite LLC, Iridium Satellite's immediate parent, Iridium Holdings LLC, and their respective subsidiaries. The accompanying condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All material intercompany transactions and balances have been eliminated.
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
The carrying values of the following financial instruments approximated their fair values as of September 30, 2022 and December 31, 2021: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents may include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. The Company did not hold any Level 3 assets as of September 30, 2022 or December 31, 2021.
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
The following table summarizes the Company's inventory balances:

	September 30, 2022	December 31, 2021
	(In thousands)
Finished goods	$13,375	$18,395
Raw materials	26,910	11,850
Inventory valuation reserve	(1,063)	(1,201)
Total	$39,222	$29,044

Commitments
Launch and Related Services
In 2022, the Company entered into agreements with Space Exploration Technology Corp. and Thales Alenia Space France for launch and related services, to launch up to five of the Company's ground spare satellites. The Company expects costs related to this launch to total approximately $40.0 million. As of September 30, 2022, the Company had made aggregate payments of $8.2 million related to these services, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets. The Company currently expects the launch to occur in mid-2023.
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
3. Cash and Cash Equivalents
Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents balances:

	September 30, 2022	December 31, 2021	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$18,660	$28,496
Money market funds	200,102	292,417	Level 2
Total cash and cash equivalents	$218,762	$320,913
4. Leases
Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently estimated to be approximately 12.5 years. Lease income related to these agreements was $5.4 million for each of the three months ended September 30, 2022 and 2021, and $16.1 million for each of the nine months ended September 30, 2022 and 2021. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
Aireon has made payments to the Company pursuant to its hosting agreement, and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at September 30, 2022, exclusive of the $16.1 million recognized during the nine months ended September 30, 2022, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2022	$5,361
2023	21,445
2024	21,445
2025	21,445
2026	21,445
Thereafter	77,462
Total lease income	$168,603

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
As of September 30, 2022 and December 31, 2021, the Company reported an aggregate of $1,608.8 million and $1,621.1 million in borrowings under the Term Loan, respectively. These amounts do not include $19.8 million and $23.1 million of net unamortized deferred financing costs as of September 30, 2022 and December 31, 2021, respectively. The net principal balance in borrowings in the accompanying condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 amounted to $1,589.0 million and $1,598.0 million, respectively. As of September 30, 2022 and December 31, 2021, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan was $1,568.5 million and $1,622.1 million, respectively. The Company had not borrowed under the Revolving Facility as of September 30, 2022 and December 31, 2021.
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
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of September 30, 2022.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Total interest incurred	$19,844	$18,462	$51,076	$61,018
Amortization of deferred financing fees	$1,211	$1,148	$3,593	$3,115
Capitalized interest	$725	$438	$1,589	$1,795
As of September 30, 2022 and December 31, 2021, accrued interest on the Term Loan was $0.2 million and $0.1 million, respectively.
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
Interest Rate Cap
In July 2021, the Company entered into the Cap that began in December 2021, following the expiration of the Swap. The Company entered into the Cap in order to manage its exposure to interest rate movements on a portion of the Term Loan through the maturity of the Term Loan in November 2026. The Cap provides the Company with the right to receive payment if one-month LIBOR exceeds 1.5%. As of December 2021, the Company began paying a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1,000.0 million as of September 30, 2022 and December 31, 2021.
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
Fair Value of Derivative Instruments
As of September 30, 2022 and December 31, 2021, the Company had an asset balance of $99.9 million and $19.7 million, respectively, for the fair value of the Cap and a liability balance of $11.7 million and $14.8 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets.
During the three and nine months ended September 30, 2022, the Company collectively incurred $0.8 million and $2.5 million, respectively, in interest expense for the Swaption and Cap. This interest expense was reduced by $1.8 million for both the three and nine months ended September 30, 2022, for payments received related to the Cap. During the three and nine months ended September 30, 2021, the Company collectively incurred $1.8 million and $6.6 million, respectively, in net interest expense for the Swap and Swaption.
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
The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Unrealized gain, net of tax	$25,537	$3,040	$63,971	$7,122
Tax expense	$7,740	$1,010	$19,392	$2,222

7. Stock-Based Compensation
In May 2019, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of September 30, 2022, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 Plan was 8,009,551. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
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
The Company historically granted stock options to newly hired and promoted employees but now exclusively utilizes RSUs. The Company did not grant any stock options during the three and nine months ended September 30, 2022 or 2021.
Option Summary
A summary of the activity of the Company's stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2021	1,681	$9.35	3.28	$53,698
Exercised	(314)	7.78		$11,244
Forfeited	(2)	14.24
Options outstanding at September 30, 2022	1,365	$9.70	2.81	$47,312
Options exercisable at September 30, 2022	1,345	$9.52	2.76	$46,855
Options exercisable and expected to vest at September 30, 2022	1,365	$9.70	2.81	$47,310

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2020	2,554	$9.10	3.94	$77,182
Cancelled or expired	(1)	7.78
Exercised	(844)	8.46		$31,171
Forfeited	(11)	15.45
Options outstanding at September 30, 2021	1,698	$9.38	3.54	$51,755
Options exercisable at September 30, 2021	1,592	$8.73	3.31	$49,552
Options exercisable and expected to vest at September 30, 2021	1,698	$9.37	3.54	$51,732
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
RSU Summary
The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2021	2,550	$25.80
Granted	1,491	40.02
Forfeited	(127)	31.85
Released	(766)	32.73
Outstanding at September 30, 2022	3,148	$30.60
Vested and unreleased at September 30, 2022 (1)	885

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2020	2,664	$18.96
Granted	843	41.67
Forfeited	(90)	28.41
Released	(782)	21.22
Outstanding at September 30, 2021	2,635	$25.23
Vested and unreleased at September 30, 2021 (1)	860
(1)     These RSUs were granted to the Company's board of directors as a part of their compensation for board and committee service, as detailed below, and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released pursuant to the terms of the applicable compensation program.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its board of directors is paid in the form of RSUs. In addition, some members of the Company’s board of directors may elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 57,000 and 39,000 service-based RSUs were granted to the Company’s non-employee members of the board of directors as a result of these payments and elections during the nine months ended September 30, 2022 and 2021, respectively, with an estimated grant date fair value of $2.2 million and $1.6 million, respectively.
During the nine months ended September 30, 2022 and 2021, the Company granted approximately 1,012,000 and 461,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $41.0 million and $19.2 million, respectively.
During the nine months ended September 30, 2022 and 2021, the Company granted approximately 7,000 and 2,000 service-based RSUs, respectively, to non-employee consultants, with an estimated aggregate grant date fair value of $0.3 million and $0.1 million, respectively.

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
8. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have converted to common stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, there were no outstanding shares of preferred stock.
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
The Company repurchased and subsequently retired 1.8 million and 6.5 million shares of its common stock during the three and nine months ended September 30, 2022, respectively, for a total purchase price of $76.5 million and $245.7 million, respectively. In addition, in September 2022, the Company repurchased 0.1 million shares for approximately $3.7 million, which were not settled and retired until October 2022. As such, these shares are recorded as treasury stock as of September 30, 2022. The Company repurchased and subsequently retired 0.1 million and 3.4 million shares of its common stock during the three and nine months ended September 30, 2021, respectively, for a total purchase price of $2.6 million and $125.1 million, respectively. As of September 30, 2022, $187.2 million remained available and authorized for repurchase under the stock repurchase program approved in March 2022.

9. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Commercial services revenue:
Voice and data	$50,256	$45,737	$143,621	$130,444
IoT data	33,786	30,040	92,857	82,018
Broadband	13,589	11,461	37,200	31,531
Hosted payload and other data	14,846	14,649	44,769	43,867
Total commercial services revenue	112,477	101,887	318,447	287,860
Government services revenue	26,500	25,887	79,500	77,387
Total services revenue	$138,977	$127,774	$397,947	$365,247
The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Commercial	$1,783	$1,249	$4,280	$2,978
Government	15,341	6,238	29,509	17,781
Total engineering and support services revenue	$17,124	$7,487	$33,789	$20,759
Approximately 30% and 34% of the Company's accounts receivable balance at September 30, 2022 and December 31, 2021, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government.
The Company's contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $5.5 million and $10.6 million for the three months ended September 30, 2022 and 2021, respectively, and $21.1 million and $32.4 million during the nine months ended September 30, 2022 and 2021. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	September 30, 2022	December 31, 2021
	(In thousands)
Contract Assets:
Commissions	$1,471	$1,190
Other contract costs	$2,330	$2,558
Unbilled receivables	$14,693	$10,752
10. Income Taxes
Income before income taxes was $0.1 million and $10.5 million for the three and nine months ended September 30, 2022, respectively, while the income tax benefit was $2.1 million for the three months ended September 30, 2022 and the income tax expense was $1.0 million for the nine months ended September 30, 2022. The effective tax rate for the three and nine months ended September 30, 2022, differed from the federal statutory rate of 21% primarily due to U.S. tax credits, a discrete tax benefit associated with stock compensation and a discrete tax benefit from the U.S. provision-to-return adjustment in the current period, partially offset by tax expense associated with nondeductible executive compensation and non-creditable foreign taxes.

Loss before income taxes was $3.5 million and $23.5 million for the three and nine months ended September 30, 2021, respectively, while the income tax benefit was $1.5 million and $20.0 million for the three and nine months ended September 30, 2021, respectively. The effective tax rate for the three-month period ended September 30, 2021, differed from the federal statutory rate of 21% primarily due to the net impact of a discrete tax benefit associated with the stock compensation tax deduction and the decrease to the prior year valuation allowance for state net operating losses, offset by a discrete state tax expense associated with state apportionment changes. The effective tax rate for the nine-month period ended September 30, 2021, differed from the federal statutory rate of 21% primarily due to the net impact of the discrete state tax benefit associated with state apportionment changes, a stock compensation tax deduction and the Company's U.S. tax credits.
11. Net Income (Loss) Per Share
The Company calculates basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In periods of net income, diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. Potentially dilutive common shares include (i) shares of common stock issuable upon exercise of outstanding stock options and (ii) contingently issuable RSUs that are convertible into shares of common stock upon achievement of certain service and performance requirements. The effect of potentially dilutive common shares is computed using the treasury stock method. The RSUs granted to members of the Company’s board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The income attributable to the RSUs was immaterial for the periods presented, and as a result, the calculation of basic and diluted net income per share excludes net income attributable to the unvested RSUs granted to the Company’s board of directors from the numerator and excludes the impact of the unvested RSUs granted to the Company’s board of directors from the denominator.
The following table summarizes the computations of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator:
Net income (loss) - basic and diluted	$2,149	$(2,085)	9,530	(3,435)

Denominator:
Weighted average common shares - basic	127,697	132,869	128,800	133,763
Dilutive effect of stock options	921	—	974	—
Dilutive effect of RSUs	457	—	510	—
Weighted average common shares - diluted	129,075	132,869	130,284	133,763

Net income (loss) per share - basic and diluted	$0.02	$(0.02)	$0.07	$(0.03)
Due to the Company’s net loss position for the three and nine months ended September 30, 2021, all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Performance-based RSUs	—	49	—	101
Service-based RSUs	—	404	—	547
Stock options	—	1,130	—	1,236

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
In June 2022, the Company entered into a subscription agreement with Aireon and invested $50 million in exchange for a 6% preferred interest. The Company's investment in Aireon is accounted for as an equity method investment. The carrying value of the Company's investment in Aireon was $50 million as of September 30, 2022. The original investments by the Company were previously written down to a carrying value of zero.
As of September 30, 2022 and December 31, 2021, the Company's fully diluted ownership stake in Aireon Holdings was approximately 39.5% and 35.7%, respectively, and is subject to redemption provisions contained in the Aireon Holdings LLC Agreement.
Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to an agreement with Aireon (the “Hosting Agreement”), Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $70.5 million had been paid as of September 30, 2022, as well as power fees of up to approximately $3.7 million per year. Aireon also pays data services fees of $19.8 million per year for the delivery of the air traffic surveillance data under a data transmission services agreement. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement an operating lease. The Company recognized $4.0 million of hosting fee revenue for each of the three months ended September 30, 2022 and 2021 and $12.0 million for each of the nine months ended September 30, 2022 and 2021. Aireon receivables under the Hosting Agreement totaled $3.6 million as of September 30, 2022. There were no such receivables as of December 31, 2021. The Company recorded power and data service revenue from Aireon of $5.9 million for each of the three months ended September 30, 2022 and 2021 and $17.6 million for each of the nine months ended September 30, 2022 and 2021.
Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.1 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively.
The Company and the other Aireon investors have agreed to participate pro-rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $10.7 million. No bridge loan amounts were outstanding as of September 30, 2022 or December 31, 2021.

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
At September 30, 2022, we had approximately 1,973,000 billable subscribers worldwide, representing an increase of 17% from approximately 1,690,000 billable subscribers at September 30, 2021. We have a diverse customer base, with end users in the following lines of business: land mobile, maritime, aviation, Internet of Things, or IoT, hosted payloads and other data services and the U.S. government.

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

Comparison of Our Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,				Change
	2022	% of Total Revenue	2021	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$138,977	76%	$127,774	78%	$11,203	9%
Subscriber equipment	27,959	15%	26,898	17%	1,061	4%
Engineering and support services	17,124	9%	7,487	5%	9,637	129%
Total revenue	184,060	100%	162,159	100%	21,901	14%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	34,378	19%	25,186	16%	9,192	36%
Cost of subscriber equipment	18,406	10%	15,544	10%	2,862	18%
Research and development	4,865	3%	2,815	2%	2,050	73%
Selling, general and administrative	32,140	16%	25,897	16%	6,243	24%
Depreciation and amortization	76,397	42%	77,688	47%	(1,291)	(2)%
Total operating expenses	166,186	90%	147,130	91%	19,056	13%
Operating income	17,874	10%	15,029	9%	2,845	19%

Other expense:
Interest expense, net	(17,632)	(10)%	(17,614)	(10)%	(18)	—%
Loss on extinguishment of debt	—	—%	(879)	(1)%	879	(100)%
Other expense, net	(146)	—%	(81)	—%	(65)	80%
Total other expense, net	(17,778)	(10)%	(18,574)	(11)%	796	(4)%
Income (loss) before income taxes	96	—%	(3,545)	(2)%	3,641	(103)%
Income tax benefit	2,053	1%	1,460	1%	593	41%
Net income (loss)	$2,149	1%	$(2,085)	(1)%	$4,234	(203)%

Revenue
Commercial Service Revenue

	Three Months Ended September 30,
	2022			2021			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$50.3	401	$42	$45.7	372	$41	$4.6	29	$1
IoT data	33.8	1,412	8.24	30.0	1,156	8.93	3.8	256	(0.69)
Broadband (3)	13.6	14.7	315	11.5	13.0	299	2.1	1.7	16
Hosted payload and other data	14.8	N/A		14.7	N/A		0.1	N/A
Total commercial services	$112.5	1,828		$101.9	1,541		$10.6	287
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
For the three months ended September 30, 2022, total commercial services revenue increased $10.6 million, or 10%, from the prior year period primarily as a result of increases in voice and data, IoT and broadband. These increases were driven primarily by increases in billable subscribers across all commercial service lines. Commercial voice and data revenue increased $4.6 million, or 10%, for the three months ended September 30, 2022, compared to the same period of the prior year, primarily due to an increase in volume across all postpaid and prepaid voice and data services. Commercial IoT revenue increased $3.8 million, or 12%, for the three months ended September 30, 2022, compared to the same period of the prior year, driven by a 22% increase in IoT billable subscribers primarily due to continued strength in consumer personal communications devices. The effect on revenue of increased subscribers was partially offset by an 8% reduction in IoT ARPU, primarily due to the shifting mix of subscribers using lower ARPU plans, including the increased proportion of personal communications subscribers. Commercial broadband revenue increased $2.1 million, or 19%, for the three months ended September 30, 2022, compared to the prior year period, due to the increase in broadband billable subscribers and an increase in ARPU associated with the increase in the mix of subscribers utilizing higher ARPU Iridium Certus broadband plans. Hosted payload and other service revenue remained relatively flat compared to the prior year period.
Government Service Revenue

	Three Months Ended September 30,
	2022		2021		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$26.5	145	$25.9	149	$0.6	(4)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. The annual rate under the EMSS Contract increased from $103.0 million to $106.0 million during the third quarter of 2021, which caused the increase in revenue of $0.6 million compared to the prior year period.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $1.1 million, or 4%, for the three months ended September 30, 2022, compared to the prior year period, primarily due to an increase in the volume of IoT device sales.
Engineering and Support Service Revenue

	Three Months Ended September 30,
	2022	2021	Change
	(In millions)
Commercial engineering and support services	$1.8	$1.3	$0.5
Government engineering and support services	15.3	6.2	9.1
Total engineering and support services	$17.1	$7.5	$9.6
Engineering and support service revenue increased by $9.6 million, or 129%, for the three months ended September 30, 2022, compared to the prior year period, primarily due to increased work under certain government contracts, primarily the contract awarded by the Space Development Agency, or the SDA. Based on the SDA contract, we expect engineering and support service revenue, as well as associated expenses, to be higher than prior years for the remainder of 2022 and in coming years.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $9.2 million, or 36%, for the three months ended September 30, 2022 from the prior year period, primarily as a result of the increase in work under certain government engineering contracts, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $2.9 million, or 18%, for the three months ended September 30, 2022, compared to the prior year period primarily due to an increase in volume of IoT device sales, as noted above. The percentage increase of subscriber equipment costs exceeded the percentage increase in subscriber equipment revenue primarily due to an increase in inventory component costs.
Research and Development
Research and development expenses increased by $2.1 million, or 73%, for the three months ended September 30, 2022, compared to the prior year period based on increased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $6.2 million, or 24%, for the three months ended September 30, 2022, compared to the prior year period, primarily due to higher management incentive, including equity compensation costs, and increased marketing and travel expenses incurred in the current year quarter as compared to the prior year quarter. We expect selling, general and administrative expense to increase by approximately 20% in 2022 primarily related to stock compensation costs.
Depreciation and Amortization
Depreciation and amortization expense remained relatively flat compared to the prior year period. We anticipate depreciation and amortization expense to remain relatively consistent from quarter to quarter based on our anticipated capital expenditures.

Other Expense
Interest Expense, Net
Interest expense, net was relatively flat at $17.6 million for the three months ended September 30, 2022, compared to the prior year period. Interest expense increased based on the change in LIBOR, net of the hedging activity, offset by a decrease in third-party financing costs in connection with the repricings in 2021 that did not recur in 2022.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.9 million for the three months ended September 30, 2021. During July 2021, we repriced our Term Loan and wrote off unamortized debt issuance costs related to several lenders who did not participate in the repricing and whose portions of the Term Loan were replaced by new or existing lenders. There was no extinguishment of debt during the current year period.
Income Taxes
For the three months ended September 30, 2022, our income tax benefit was $2.1 million, compared to $1.5 million for the prior year period. The increase in income tax benefit is primarily related to the net impact of (i) pre-tax book income in the current period compared to pre-tax book loss in the prior year period, (ii) a discrete tax benefit associated with the U.S. provision-to-return adjustment in the current period compared to a discrete tax expense in the prior year period, and (iii) an increased stock compensation tax benefit.
Net Income (Loss)
Net income was $2.1 million for the three months ended September 30, 2022, compared to net loss of $2.1 million for the prior year period. The change was primarily the result of the $2.8 million increase in operating income.
Comparison of Our Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,				Change
	2022	% of Total Revenue	2021	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$397,947	76%	$365,247	79%	$32,700	9%
Subscriber equipment	95,462	18%	72,607	16%	22,855	31%
Engineering and support services	33,789	6%	20,759	5%	13,030	63%
Total revenue	527,198	100%	458,613	100%	68,585	15%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	83,796	16%	71,784	16%	12,012	17%
Cost of subscriber equipment	60,382	11%	41,243	9%	19,139	46%
Research and development	10,470	2%	8,156	2%	2,314	28%
Selling, general and administrative	86,905	17%	72,524	16%	14,381	20%
Depreciation and amortization	227,739	43%	229,266	49%	(1,527)	(1)%
Total operating expenses	469,292	89%	422,973	92%	46,319	11%
Operating income	57,906	11%	35,640	8%	22,266	62%

Other expense:
Interest expense, net	(46,989)	(9)%	(58,013)	(13)%	11,024	(19)%
Loss on extinguishment of debt	—	—%	(879)	—%	879	(100)%
Other expense, net	(374)	—%	(225)	—%	(149)	66%
Total other expense, net	(47,363)	(9)%	(59,117)	(13)%	11,754	(20)%
Income (loss) before income taxes	10,543	2%	(23,477)	(5)%	34,020	(145)%
Income tax benefit (expense)	(1,013)	—%	20,042	4%	(21,055)	(105)%
Net income (loss)	$9,530	2%	$(3,435)	(1)%	$12,965	(377)%

Revenue
Commercial Service Revenue

	Nine Months Ended September 30,
	2022			2021			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$143.6	401	$41	$130.4	372	$40	$13.2	29	$1
IoT data	92.8	1,412	7.92	82.0	1,156	8.60	10.8	256	(0.68)
Broadband (3)	37.2	14.7	297	31.5	13	284	5.7	1.7	13
Hosted payload and other data	44.8	N/A		43.9	N/A		0.9	N/A
Total commercial services	$318.4	1,828		$287.8	1,541		$30.6	287
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
For the nine months ended September 30, 2022, total commercial services revenue increased $30.6 million, or 11%, from the prior year period primarily as a result of increases in voice and data, IoT and broadband mainly driven by increases in billable subscribers. Commercial voice and data revenue increased $13.2 million, or 10%, from the prior year period primarily due to an increase in volume across all voice and data services. Commercial IoT revenue increased $10.8 million, or 13%, for the nine months ended September 30, 2022, compared to the prior year period, driven by a 22% increase in IoT billable subscribers primarily due to continued strength in personal communications devices. The subscriber increase effect on revenue was partially offset by a 8% reduction in IoT ARPU, primarily due to the shifting mix of subscribers using lower ARPU plans, including the increased proportion of personal communication subscribers. Commercial broadband revenue increased $5.7 million, or 18%, for the nine months ended September 30, 2022, compared to the prior year period, due to the increase in broadband billable subscribers and an increase in ARPU associated with the increase in the mix of subscribers utilizing higher ARPU Iridium Certus broadband plans.
Government Service Revenue

	Nine Months Ended September 30,
	2022		2021		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$79.5	145	$77.4	149	$2.1	(4)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. The annual rate under the EMSS Contract increased from $103.0 million to $106.0 million during the third quarter of 2021, which caused the increase of $2.1 million compared to the prior year period.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $22.9 million, or 31%, for the nine months ended September 30, 2022, compared to the prior year period, primarily due to an increase in the volume of all device sales.
Engineering and Support Service Revenue

	Nine Months Ended September 30,
	2022	2021	Change
	(In millions)
Commercial engineering and support services	$4.3	$3.0	$1.3
Government engineering and support services	29.5	17.8	11.7
Total engineering and support services	$33.8	$20.8	$13.0
Engineering and support service revenue increased $13.0 million, or 63%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to increased work under certain government projects, including the SDA contract noted above. Based on the SDA contract, we expect engineering and support service revenue, as well as associated expenses, to be generally higher than prior years for the remainder of 2022 and in coming years.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $12.0 million, or 17%, for the nine months ended September 30, 2022 from the prior year period, primarily as a result of an increase in work under certain government engineering contracts, as noted above, and higher satellite operation costs.
Cost of Subscriber Equipment
Cost of subscriber equipment increased by $19.1 million, or 46%, for the nine months ended September 30, 2022 compared to the prior year period primarily due to an increase in volume of all device sales, as noted above. The percentage increase of subscriber equipment costs exceeded the percentage increase in subscriber equipment revenue primarily due increased inventory component costs and a change in mix.
Research and Development
Research and development expenses increased by $2.3 million, or 28%, for the nine months ended September 30, 2022 compared to the prior year period based on increased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses increased by $14.4 million, or 20%, for the nine months ended September 30, 2022 compared to the prior year period, primarily due to higher management incentive, including equity compensation costs and increased marketing and travel expenses incurred in the current year period as compared to the prior year period. We expect selling, general and administrative expense to increase by approximately 20% in 2022 primarily related to stock compensation costs.
Depreciation and Amortization
Depreciation and amortization expense remained relatively flat compared to the prior year period. We anticipate depreciation and amortization expense to remain relatively consistent from quarter to quarter based on our anticipated capital expenditures.
Other Expense
Interest Expense, Net
Interest expense, net decreased $11.0 million for the nine months ended September 30, 2022 compared to the prior year period. The decrease resulted primarily from decreases in the interest rate on our Term Loan as a result of the repricings in January 2021 and July 2021. As the repricing events occurred in 2021, third-party financing costs decreased $3.6 million in the current year.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $0.9 million for the nine months ended September 30, 2021. During July 2021, we repriced our Term Loan, and wrote off unamortized debt issuance costs related to several lenders who did not participate in the repricing and whose portions of the Term Loan were replaced by new or existing lenders. There was no extinguishment of debt during the current year period.

Income Taxes
For the nine months ended September 30, 2022, our income tax expense was $1.0 million, compared to income tax benefit of $20.0 million for the prior year period. The increase in income tax expense is primarily related to the net impact of (i) pre-tax book income in the current period compared to pre-tax book loss in the prior year period, (ii) the net impact of a discrete state tax benefit associated with a state apportionment change in the prior year period, (iii) a decreased stock compensation tax benefit, and (iv) a discrete tax benefit associated with the U.S. provision-to-return adjustment in the current period compared to a discrete tax expense in the prior year period.
Net Income (Loss)
Net income was $9.5 million for the nine months ended September 30, 2022, compared to net loss of $3.4 million for the prior year period. The change primarily resulted from the $22.3 million increase in operating income, as well as the $11.0 million decrease in interest expense, net. These changes were offset by the $21.1 million increase in income tax expense as described above.
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
As of September 30, 2022, we reported an aggregate balance of $1,608.8 million in borrowings under the Term Loan, before $19.8 million of net deferred financing costs, for a net principal balance of $1,589.0 million outstanding in our condensed consolidated balance sheet. We have not drawn on our Revolving Facility.
Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of September 30, 2022.
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
We entered into an interest rate cap agreement, or the Cap, that began in December 2021. The Cap manages our exposure to interest rate movements on a portion of our Term Loan. The Cap provides the right to receive payment if one-month LIBOR exceeds 1.5%. Under the Cap, we pay a fixed monthly premium at an annual rate of 0.31%. The Cap carried a notional amount of $1,000.0 million as of September 30, 2022. The Cap is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. We designated the Cap as a cash flow hedge of the variability of the LIBOR-based interest payments on the Term Loan. The effective portion of the Cap's change in fair value will be recorded in accumulated other comprehensive income (loss) and will be reclassified into earnings during the period in which the hedged transaction affects earnings. See Note 6 to our condensed consolidated financial statements included in this report for further discussion of the Cap and our prior derivative financial instruments.
As of September 30, 2022, we had entered into non-cancelable purchase obligations of approximately $63.4 million for inventory purchases with Benchmark Electronics, Inc., our primary third-party vendor. Our purchase obligations, all of which are due during 2022, increased by $31.4 million from December 31, 2021 due to increased demand and recovery from supply-chain constraints experienced during 2021.
As of September 30, 2022, our total cash and cash equivalents balance was $218.8 million, down from $320.9 million as of December 31, 2021, principally as a result of the $249.4 million in repurchases of our common stock and $94.8 million of investing activities during the nine months ended September 30, 2022, offset by internally generated cash flows. We also had $100.0 million of borrowing availability under our Revolving Facility. In addition to the Revolving Facility, our principal sources of liquidity are internally generated cash flows. Other than the purchase obligation noted above, our principal liquidity requirements over the next twelve months are primarily (i) required principal and interest on the Term Loan, which we expect to be $16.5 million and, based on the current interest rate, approximately $70.0 million, respectively, (ii) capital expenditures of approximately $75.0 million, depending on costs in connection with the potential launch of ground spare satellites, and (iii) working capital. In our discretion, we may also make share repurchases under the share repurchase program described in Note 8 to the financial statements included in this report, although we have no obligation to do so.
We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.
Our material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2026, which is expected to be $1,555.1 million. We expect to refinance this amount at or prior to maturity.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2022	2021	Change
	(In thousands)
Cash provided by operating activities	$254,458	$213,137	$41,321
Cash used in investing activities	$(94,756)	$(23,744)	$(71,012)
Cash used in financing activities	$(263,793)	$(139,731)	$(124,062)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2022 increased $41.3 million from the prior year period. Net income (loss), as adjusted for non-cash activities, improved by $43.8 million over the prior year, as a result of improved profitability and an increase in non-cash activities. This was offset by a decrease in working capital of approximately $2.5 million. Cash flows from working capital decreased primarily related to an increase in raw material inventory as we experienced component shortages which are awaiting production. Working capital also decreased because of an increase in accounts receivable due to increased sales across all revenue types. These changes in working capital were offset by changes in deferred revenue related to timing of scheduled payments from Aireon and accounts payable related to the increase in work under certain government projects.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 increased by $71.0 million as compared to the prior year period due to the $50.0 million investment in Aireon (see Note 12) and increased capital expenditures. We continue to expect our capital expenditures to average approximately $40.0 million per year until 2029, exclusive of any costs we may incur to launch our ground spares.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 increased by $124.1 million compared to the prior year period primarily due to an increase in cash used for the repurchases of our common stock in 2022 as compared to 2021 (see Note 8).
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,608.8 million under the Term Loan as of September 30, 2022. Our Cap began in December 2021, which manages our exposure to interest rate movements on a portion of our Term Loan. The Cap provides the right to receive payment if one-month LIBOR exceeds 1.5%. For the portion of the Term Loan not covered under our hedging arrangements, we pay interest at an annual rate equal to the London Interbank Offered Rate, or LIBOR, plus 2.5%, with a 0.75% LIBOR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. In July, the one-month LIBOR has increased to over the level of the Cap. As a result of the interest rate rising from the LIBOR floor to the level of the Cap, we expect our annual interest expense to increase by approximately $12.0 million, or approximately $3.0 million per quarter. For every LIBOR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.5 million related to the unhedged portion of the Term Loan.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our Russian operations have been and may continue to be affected by Russia's invasion of Ukraine and related sanctions imposed in response, and we may in the future choose or be required to further limit or shut down those operations entirely.
We provide satellite communications services in Russia through two local subsidiaries employing 34 people and authorized Russian service providers, using a dedicated gateway in Russia. In 2021, revenue from our operations in Russia represented approximately 2.3% of our total revenue, including approximately 2.5% of our total service revenue and 2.4% of our equipment revenue. As a result of Russia's invasion of Ukraine in February 2022, we have ceased shipment of equipment to Russia, as well as making other adjustments to our operations in light of U.S. and international sanctions. Further, our sales in Russia are conducted in rubles and then translated to U.S. dollars in our financial results. The value of the ruble has fluctuated substantially since the invasion, which may affect our reported revenues. As a result of these factors, we expect revenue from our operations in Russia to be variable and difficult to predict.
In addition, we may in the future choose or be required to further limit or cease operations in Russia entirely, in which case we will no longer receive any revenue from those operations. We could also incur significant expenses as a result of the process of shutting down operations in Russia.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value) of shares that may yet be purchased under the plans or programs
July 1-31	337,137	$38.72	337,137	$254.4 million
August 1-31	334,917	$45.19	334,917	$239.3 million
September 1-30	1,162,160	$44.76	1,162,160	$187.2 million
Total	1,834,214	$43.73	1,834,214	—
In February 2021, our board of directors approved the repurchase of up to $300.0 million of our common stock through December 31, 2022. In April 2022, the original February 2021 authorization was exhausted. In March 2022, our board of directors approved the repurchase of up to an additional $300.0 million of our common stock through December 31, 2023. All shares listed above were purchased under these authorizations in open market transactions.
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the Securities and Exchange Commission on October 20, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: October 20, 2022