Form 10-K
period 2022-12-31
Iridium Communications Inc.
filed 2023-02-16
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,627.4 million.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 10, 2023 was 125,966,723.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2022

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

The current Iridium® constellation was completed in 2019, fully replacing our first-generation system. In addition to supporting new products with higher data speeds, it also hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on our satellites. We formed Aireon LLC in 2011, with subsequent investments from the air navigation service providers, or ANSPs, of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. Aireon has contracted to provide the service to our co-investors in Aireon and to other ANSPs around the world. Aireon has also contracted to pay us a fee to host the ADS-B receivers on our satellites, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium system. In addition, we have entered into an agreement with L3Harris Technologies, Inc., or L3Harris, the manufacturer of the Aireon hosted payload, pursuant to which L3Harris pays us fees to allocate the remaining hosted payload capacity to its customers and data service fees on behalf of these customers.

Our commercial business, which we view as our primary source of long-term growth, is diverse and serves markets such as emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction, railways and other transportation. Many of our end users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, email and data transfer, including telematics and personal location tracking, and to provide mobile communications services for employees in areas inadequately served by other telecommunications networks. Commercial enterprises use our services to track assets in remote areas and provide telematics information such as location and engine diagnostics. Ship crews and passengers use our services for ship-to-shore calling, as well as to send and receive email and data files, and to receive electronic media, weather reports, emergency bulletins and electronic charts. Shipping operators use our services to manage operations on board ships and to transmit data, such as course, speed, fuel, weather and other navigation service data. Aviation end users use our services for air-to-ground telephony and data communications for position reporting, flight following, emergency tracking, weather information, electronic flight bag updates, and airline operational communications. Recreational users rely on our services as a safety and critical personal communications lifeline to remain in contact with friends and family, as well as for emergency distress signals. We have also seen growing adoption of our services to support autonomous systems, for which Iridium is used for command and control, image transmission and environmental data gathering via unmanned aerial, underwater and surface vehicles. Iridium Certus® provides a platform for our partners to develop specialized broadband and midband (a term we use to describe services between our legacy 2.4 Kbps narrowband and our 128 Kbps and higher broadband offerings) applications on our network. With broadband services provided for the maritime and land-mobile industries and a midband service designed for maximum mobility, Iridium Certus offers the flexibility to scale device speeds, sizes and power requirements both up and down based on the needs of the end-user. We expect that these and future Iridium Certus service offerings will continue to drive growth opportunities in our commercial business.

In January 2023, we announced that we entered into an agreement with Qualcomm Technologies, Inc. to enable satellite messaging and emergency services in smartphones powered by Qualcomm’s Snapdragon® Mobile Platforms. This agreement is aimed to support our satellite services in a variety of smartphone brands and has the potential to expand our services to other consumer devices in the future.

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $149.8 million in service and engineering and support service revenue, or 21% of our total revenue, for the year ended December 31, 2022. This does not include revenue from the sale of equipment that may be ultimately purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack specific visibility into these activities and the related revenue. We are operating under a multi-year, fixed-price contract with the U.S. government, which we refer to as our Enhanced Mobile Satellite Services, or EMSS, contract to provide specified satellite airtime services for an unlimited number of U.S. Department of Defense, or DoD, and other federal government subscribers. The EMSS contract, entered into in September 2019, has a total value of $738.5 million over its seven-year term, through September 2026, with annual revenues between $100 million and $110.5 million over the term. We may provide other services, such as Iridium Certus, to the U.S. government under separate arrangements for an additional fee.

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

We also provide engineering and support services to the U.S. government under a contract awarded by the Space Development Agency in May 2022 to General Dynamics Mission Systems, with Iridium as a subcontractor, which we refer to as the SDA contract. Under this contract, General Dynamics Mission Systems and Iridium will build ground entry points and operations centers for the Proliferated Warfighter Space Architecture (PWSA), as well as provide network operations and systems integration services for the SDA’s next tranche of proliferated low-earth orbit satellites.

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 85 service providers, approximately 285 value-added resellers, or VARs, and approximately 80 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At December 31, 2022, we had approximately 1,999,000 billable subscribers worldwide, representing a 16% increase compared to December 31, 2021. Total revenue increased from $614.5 million in 2021 to $721.0 million in 2022.

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

Government organizations, including military and disaster response agencies, non-governmental organizations, and industrial operations and support teams depend on mobile and fixed voice and data satellite communications services on a regular basis. Businesses with global operations require reliable communications services when operating in remote locations around the world. Mobile satellite services users span many sectors, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction, railways and other transportation, among others. Many of our customers view satellite communications services as critical to their daily operations.

We believe that increasing mobile penetration creates additional demand for mobile satellite services. According to a 2022 study by the GSM Association, unique mobile subscribers, excluding cellular Internet of Things, or IoT, reached 5.3 billion throughout the world as of the end of 2021 and are projected to reach 5.7 billion by 2025.

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

Within the two major satellite sectors, fixed satellite services and mobile satellite services, the products that operators offer differ significantly from each other with respect to size of antenna and types of services that the products can offer. Fixed satellite services providers, such as Intelsat S.A., Eutelsat Communications S.A. and SES S.A., are characterized by large, often stationary or fixed ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high-speed data customers and international telephone markets. By contrast, mobile satellite services providers, such as us, focus more on voice and data services, where mobility and small-sized terminals are essential. Other mobile satellite service providers include Globalstar, Inc., ORBCOMM Inc., and in some portions of their businesses, Inmarsat Global Limited and new entrants such as Space Exploration Technology Corp.’s (SpaceX) Starlink and OneWeb Holdings Limited.

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
•Attractive and growing markets. We believe that mobile satellite services will continue to experience growth driven by the increasing awareness of the need for reliable mobile voice and data communications services, the lack of coverage of most of the earth’s surface by terrestrial wireless systems, the continued development of the IoT, and the continued development of other innovative, lower-cost technology, such as applications integrating mobile satellite products and services into other devices, including embedding satellite capability into terrestrial smartphones. Only satellite providers can offer global coverage, and developing a satellite network requires significant financial investment, as well as technological and regulatory challenges. We believe that we are well-positioned to capitalize on the growth in our industry from end users who require reliable, easy-to-use mobile communications services in all locations.
•Strategic relationship with the U.S. government. The U.S. government is our largest single customer, and we have provided airtime services to the U.S. government (particularly the DoD) since our inception. We believe the U.S. government views our encrypted handset, IoT devices, DTCS and other products as mission-critical services and equipment. The U.S. government continues to make significant investments in a dedicated gateway on a U.S. government site to provide operational security and allow U.S. government handset and IoT users to communicate securely with other U.S. government communications equipment. This gateway is only compatible with our satellite network. In September 2019, we entered into the EMSS contract and continue to see usage of our network under this contract. With ongoing investments by the DoD, we expect to see growth in adoption as enhancements are implemented and new services are launched. We also view the SDA contract as a confirmation and expansion of our strategic relationship with the U.S. government.
•Wholesale distribution network. The specialized needs of our global end users span many markets, including emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction, railways and other transportation. We sell our products and services to commercial end users through a wholesale distribution network of service providers, VARs and VAMs, which often specialize in a particular line of business. Our distributors use our products and services to develop innovative and integrated communications solutions for their target markets, embedding our technology in their products or combining our products with other technologies, such as GPS and terrestrial wireless technology. In addition to promoting innovation, our wholesale distribution model allows us to capitalize on the research and development expenditures of our distribution partners, while lowering overall customer acquisition costs and mitigating some risks, such as consumer relationship risks. By supporting these distributors as they develop new products, services and applications, we believe we create additional demand for our products and services and expand our target markets at a lower cost than would a more direct marketing model. We believe our distribution network can continue to grow with us and increase our market penetration. For example, our network, spectrum and architecture are ideally suited to small, handheld devices used for personal communications, and we have leveraged our wholesale distribution approach to provide a wide array of such personal communications services using both Iridium and partner devices.

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
•Expand our target markets through the development of new products and services. We believe that we can expand our target markets by developing and offering a broader range of products and services, including a wider array of cost-effective and competitive broadband, midband, safety services, and IoT data services using Iridium Certus technology to complement and expand on our existing narrowband services. Iridium Certus is a multi-service platform that can deliver a range of services, from voice to a high-throughput L-band data connection, at a range of competitive price points, data speeds, and terminal dimensions to meet an expanding set of customer requirements. For example, during 2022, we introduced Iridium Messaging TransportSM (IMTSM), a two-way, cloud-native networked data service optimized for use over Iridium Certus and designed to make it easier to add satellite connections to existing or new IoT solutions.
•Accelerate the development of personal communications capabilities. Part of our strategy for the development of personal mobile satellite communications is to allow individuals to connect to our network in more ways, including from devices such as smartphones, tablets and laptops through our Iridium GO!® and Iridium GO! execTM devices or a variety of personal communication devices from VAMs and VARs like Garmin. We are making our technology more accessible and cost-effective for our distribution partners to integrate by licensing our core technologies; by adding functionality, such as push-to-talk, or PTT, capability, which allows multiple users to participate in talk groups worldwide; by providing rugged, dependable devices and services; and by developing new services that take advantage of the capabilities of our global constellation. For example, in January 2023, we announced a new agreement with Qualcomm to enable satellite messaging and emergency services in smartphones.
•Continued growth in services provided to the U.S. government. Under our EMSS contract, we provide Iridium airtime services, including unlimited global standard and secure voice, paging, fax, Short Burst Data®, Iridium Burst®, RUDICS and DTCS services for an unlimited number of DoD and other federal government subscribers. The fixed-price rate for the current year of the EMSS contract is $106 million, with increases thereafter up to $110.5 million for the final contract year ending in September 2026. Other services such as Iridium Certus and Satellite Time and Location provide us with opportunities to offer new products and services to the U.S. government for an additional fee.
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
•Continue to support Aireon in the execution of its business plan. Aireon, which we formed in 2011, is our primary hosted payload customer. Aireon received subsequent investments from five ANSPs: NAV CANADA, Enav (Italy), NATS (United Kingdom), Naviair (Denmark) and the Irish Aviation Authority. Aireon developed an ADS-B receiver payload that is hosted on our satellites and gathers ADS-B position information from aircraft to provide a global air traffic surveillance service. Aireon has contracted to offer its service to ANSPs and other commercial customers worldwide. Aireon has also contracted to pay us a fee to host their payloads on our satellites and pays us data service fees for the delivery of the air traffic surveillance data from those payloads over the Iridium system. We also continue to hold a meaningful equity stake in Aireon.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of approximately 85 service providers, approximately 285 VARs and approximately 80 VAMs. These distributors sell our products and services to end users, either directly or indirectly through service providers, VARs or dealers. Of these distributors, 58 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific lines of business. We also sell airtime services directly to the U.S. government, including the DoD, for resale to other government agencies. The U.S. government and international government agencies may purchase additional services as well as our products and related applications through our network of distributors.

We provide our distributors with support services, including assistance with coordinating end user sales and marketing, strategic planning and training, and second-tier customer support, as well as helping them market our products and services and respond to new business opportunities. We have representatives covering three regions around the world to better manage our distributor relationships: the Americas, which includes North, South and Central America; Asia Pacific, which includes Australia and Asia; and Europe, the Middle East, Africa and Russia. We have also established a global service program to provide portside service for our maritime customers at major ports worldwide. In addition, we maintain various online management tools that allow us to communicate efficiently with our distributors and allow them to manage their customers’ Iridium devices from anywhere in the world. By relying on our distributors to manage end user sales, we believe that we reduce some of the risks and costs related to our business, such as consumer relationship risks and sales and marketing costs, while providing a broad and expanding distribution network for our products and services with access to diverse and geographically dispersed niche markets. We are also able to benefit from the specialized expertise of our distributors, who continue to develop innovative and improved solutions and applications integrating our product and service offerings, providing us with an attractive platform to support our growth.

Commercial Markets

We view our commercial business as our primary source of long-term growth. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voice mail. Unlike service providers, our VARs typically focus more on data applications and provide a broader array of value-added services specifically targeted to the niche markets they serve, such as IoT, maritime, aviation and government markets, where high-use customers with specialized needs are concentrated. These VARs integrate our handsets, transceivers, high-speed data devices and Short Burst Data, or SBD®, modems with other hardware and software to create packaged solutions for end users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, such as Caterpillar Inc., the DoD, and other U.S. and foreign government agencies. Our service providers include satellite service providers such as Marlink AS, Applied Satellite Technology Limited and Network Innovations, as well as some of the largest telecommunications companies in the world, including Telstra Corporation Limited, KDDI Corporation and Singapore Telecommunications Limited. Our VARs include ARINC Incorporated, Blue Sky Network, LLC, Garmin Services Inc., Gogo Business Aviation LLC, Komatsu Ltd, Kore Telematics Inc., MetOcean Telematics Limited, NAL Research Corporation and Zunibal S.A.

We also sell our products to VAMs, who integrate our transceivers or chipsets into their proprietary hardware. These VAMs produce specialized end-user equipment, including integrated ship, vehicular and aviation communications systems, and global asset tracking devices, which they offer to end users in IoT, maritime, aviation and government markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. Our VAMs include Beam Communications Pty Ltd., Calamp Wireless Networks Corporation, Garmin Services Inc., Honeywell Global Tracking Limited and Qualcomm Technologies, Inc.

In addition to VARs and VAMs, we maintain relationships with approximately 75 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing, and support expenses. Our VADs include Pivotel Satellite Pty Ltd., Rockwell Collins Inc. and two10degrees Limited.

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

Government Markets

We provide mission-critical mobile satellite products and services to all military branches of the DoD as well as to other U.S. government departments and agencies. These users require voice and two-way data capability with global coverage, low latency, mobility and security and often operate in areas where no other terrestrial or wireless means of communications are available. We believe we are well positioned to satisfy demand from these users. Our 9575A handset is the only commercial, mobile handheld satellite phone capable of Type I encryption accredited by the U.S. National Security Agency for Top Secret voice communications. In addition, the U.S. government continues to make significant investments in a dedicated gateway that provides operational security and allows users of encrypted Iridium handsets to communicate securely with other U.S. government communications equipment. These investments include upgrading the gateway to take advantage of the enhanced capabilities of our network, including Iridium Certus and other enhanced services. This U.S. government gateway is only compatible with our satellite network.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our seven-year EMSS contract managed by the U.S. Space Force, which we entered into in September 2019. Under the terms of this agreement, authorized customers utilize our airtime services through the U.S. government’s dedicated gateway. These services include unlimited global standard and secure voice, broadcast, netted, or DTCS, and select other services for an unlimited number of U.S. government subscribers. Other services may be purchased at an additional cost. The fixed-price rate for the current year of the EMSS contract is $106 million, with increases in annual value resulting in a total contract value of $738.5 million over the seven-year term. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, who typically integrate them with other products and technologies. We may provide other services, such as Iridium Certus, to the U.S. government under separate arrangements for an additional fee.

We also provide maintenance services for the U.S. government gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by the U.S. Space Force. This agreement, which became effective in April 2019, provides for a six-month base term and four one-year options, all of which have been exercised, for a total value of the contract to us of approximately $54 million.

In September 2019, we were also awarded a five-year indefinite-delivery/indefinite-quantity gateway evolution contract managed by the U.S. Space Force to enable ongoing innovation and enhancements for the U.S. government gateway. This contract had an initial one-year base period and four one-year options, the first three of which have been exercised, with a value of up to $76 million to us over the five-year period.

In May 2022, the SDA awarded General Dynamics Mission Systems, with Iridium as a subcontractor, the SDA contract, to establish the ground Operations and Integration (O&I) segment for Tranche 1 of the PWSA. The SDA contract has an estimated value of $324.5 million, which includes a $163 million base amount and $161.5 million in options. We expect to receive $133 million in revenue over the course of the contract’s seven-year term. Revenues from the SDA contract contributed to higher engineering and support service revenue in 2022, as well as associated expenses, than in 2021, and we expect that trend to continue in 2023.

U.S. government services, including engineering services, accounted for approximately 21% of our total revenue for the year ended December 31, 2022. Our reported U.S. government revenue includes airtime revenue derived from the EMSS contract and services provided through the GMSS contract, the gateway evolution contract, and other engineering and support contracts with the U.S. government. Pursuant to federal acquisition regulations, the U.S. government may terminate the EMSS, GMSS, gateway evolution, or SDA contracts, in whole or in part, at any time.

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

Commercial Voice and Data and Commercial Broadband

We offer commercial broadband services primarily in the land mobile, maritime, and aviation sectors, as well as commercial voice and data services. We separately report commercial Iridium Certus broadband revenue with Iridium OpenPort® service revenue as commercial broadband revenue. Because there is considerable overlap in these sectors, we have combined our discussion of these revenue lines in this report, noting within the discussion where our broadband services contribute, particularly in maritime.

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

In addition, we believe Iridium Certus broadband land mobile units are attractive in this market, as the combination of price, speeds, equipment, reliability in various weather conditions, and durability of equipment addresses a distinct market need. We also expect Iridium Certus midband products and services, such as our new Iridium GO! exec device, to be a source of revenue growth in the coming years.

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
•Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of natural disasters such as the volcanic eruption in Tonga in 2022, hurricanes - most recently Ian and Nicole in 2022, and earthquakes in Haiti in 2021 and the Mexico City area in 2017. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America. Further, many enterprises and governments include mobile satellite services such as ours as part of their PACE plan (Primary/Alternate/Contingency/Emergency), to maintain communications continuity in case of terrestrial communication network outages.

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

Maritime end users utilize our satellite communications services for the following:
•Business critical data applications: Ship operators use our services to exchange email and data files and to receive other information such as meteorological reports, emergency bulletins, cargo and voyage data and electronic chart updates. We believe the breadth of our Iridium Certus offerings provides attractively priced options for shipping operators and fishing fleets seeking increased functionality, as well as for yachts, work boats and other vessels for which traditional marine satellite systems have typically been costly and underperforming. In conjunction with our distributors, we also offer additional services that permit service providers and VARs to offer complete integrated solutions for prepaid calling, email and IP-based data communications. For example, one of our distribution partners, Marlink Inc., has been integrating Iridium Certus with its miniature Very Small Aperture Terminal, or mini-VSATSM, broadband service to provide companion connectivity when the mini-VSAT terminal is out of its coverage area or non-operational.
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

Aviation

We are one of the leading providers of mobile satellite communications services to the aviation sector. Our services are increasingly used in commercial and government aviation applications, principally by business jets, corporate and government helicopter fleets, specialized general aviation fleets, such as medevac companies and fire suppression fleets, and high-end personal aircraft. Our services are also employed by commercial airline operators for flight deck voice and data link services for aircraft operational and safety communications. As a result of authorizations by the U.S. Federal Aviation Administration, or FAA, and U.S. Federal Communications Commission, or FCC, for us to provide air traffic datalink communications, commercial operators are installing avionics that use the Iridium network on the flight deck to comply with international air navigation communications requirements to operate in oceanic and remote airspace, including polar regions. Voice and data avionics platforms from our VAMs have been adopted as standard equipment and as factory options for a range of airframes in business aviation and air transport, such as Gulfstream Aerospace Corporation, Bombardier Inc., Cessna Aircraft Company, Boeing and Airbus. Avionics platforms that utilize our network are also retrofitted on thousands of corporate and commercial aircraft already in operation.

The global aviation community was particularly affected by the COVID-19 pandemic but has largely recovered, and we continue to see aviation as an area of growth for us.

Aviation end users utilize our satellite communications services for:
•Air traffic control communications and safety applications: The International Civil Aviation Organization, or ICAO, has approved standards and recommended practices allowing us to provide Aeronautical Mobile Satellite (Route) Service, or AMS(R)S, to commercial aircraft on long-haul routes. This allows member states to evaluate and approve our services for safety communications on flights in oceanic and remote airspace. The FAA has approved Iridium for use in the Future Air Navigation Services, or FANS, including Automatic Dependent Surveillance - Contract, or ADS-C, datalink communications and Controller-Pilot Data Link Communications, or CPDLC, with air traffic control. Aircraft crew and air traffic controllers use our services for data and voice communications between the aircraft flight deck and ground-based air traffic control facilities. We are the only satellite provider capable of offering these critical flight safety applications around the entire globe, including the polar regions. We believe this particular sector of the market provides us with significant growth opportunities, as our services and applications can serve as a cost-effective alternative to systems currently in operation.
•Aviation operational communications: Aircraft crew and ground operations use our services for air-to-ground telephony and data communications. This includes the ADS-C automatic reporting of an aircraft’s position and mission-critical condition data to the ground and CPDLC for clearance and information services. We provide critical communications applications for numerous airlines and air transport customers, including Hawaiian Airlines, United Airlines, UPS, Fedex, Cathay Pacific Airways, Delta Airlines, Southwest Airlines, American Airlines, Iceland Airlines, and El Al Airlines. These operators rely on our services because other forms of communication may be unaffordable or unreliable in areas such as the polar regions. Collins Aerospace (ARINC) and SITA, the two leading providers of voice and data link communications services and applications to the commercial airline industry, integrate our products and services into their offerings.
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
•Unmanned Aerial Vehicles (UAVs): Our small antennas and system designs support a wide range of UAV platforms. In addition, our global footprint enables reliable, beyond-line-of-sight communications for these UAV platforms regardless of their operational range. We operate as the communication link for remote-piloted aircraft for uses such as package delivery, medical supply, power-line inspection, law enforcement, corporate surveying and even military applications.
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

Our IoT services are used for:
•Personal tracking devices and location-based services: Several of our VAMs and VARs, such as Garmin, ACR Electronics, and Zoleo, market small, portable devices that provide personal tracking and data communications services to consumers and commercial end users. In addition, Iridium GO! and the Iridium Extreme handsets offer personal tracking and location-based services. These devices use IoT data services to send location information and other data to web-based portals for tracking.
•Heavy equipment telematics: Large, global heavy equipment original equipment manufacturers, such as Caterpillar Inc., Komatsu Limited, Hitachi Construction Machinery Co. Ltd., Hyundai Doosan Infracore and AGCO Corporation, use our global IoT services to monitor their off-road heavy equipment in markets such as construction, mining, agriculture and forestry.
•Fleet management: Our global coverage permits our products and services to be used to monitor the location of vehicle fleets, hours of service and engine telemetry data, as well as to conduct two-way communications with drivers around the world. Fleet management companies, such as ID Systems, Mix Telematics, and Omnilink, use our service to provide distance drivers with reliable communications to their dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit. We expect that the need for more efficient, cost-effective and safer fleet operations, as well as the imposition of regulatory mandates related to driver safety, such as drive-time monitoring, will increase demand for our services in this area.
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
•Scientific data monitoring: The global coverage of our network supports many scientific data collection applications, including the Argo float program of the National Oceanographic and Atmospheric Administration, or NOAA, the Global Ocean Observation project Challenger, operated by Rutgers University, and anti-poaching programs run by the Smithsonian National Zoo & Conservation Institute, the Zoological Society of London, and Veterans Empowered to

Protect African Wildlife, or VETPAW. These programs rely on our IoT services to collect scientific data from buoys and ocean gliders located throughout the world’s oceans and from wildlife habitats for monitoring and analysis. We believe the increased need for monitoring climate and environmental data associated with global climate change and human impact on the planet will increase demand for these services.

In the future, we expect our value-added partners to develop new IoT solutions with increased capabilities based on our Iridium CertusTM 9770 transceiver and other future midband devices we plan to provide across all of our key IoT vertical markets.

Hosted Payload and Other Data Services

Our Iridium satellites also host customer payloads. We generate revenue from these customers both from the hosted payload capacity and from data service fees. Because the hosted payload revenues are based on a contractual commitment for the life of the Iridium constellation, we recognize revenue from these customers over the expected life of the system.

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

Services and Products

At December 31, 2022, we had approximately 1,999,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, high-speed data services, IoT services, hosted payload and other data services and engineering services. Sales of our commercial services collectively accounted for approximately 60% of our total revenue for the year ended December 31, 2022. We also sell related voice and data equipment to our customers, which accounted for approximately 19% of our total revenue for the year ended December 31, 2022. In addition, we offer services to U.S. government customers, including the DoD. U.S. government services, including engineering services, accounted for approximately 21% of our total revenue for the year ended December 31, 2022.

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

Prepaid Mobile Voice Satellite Communications Services

We also offer mobile voice services to service providers and VARs through prepaid plans. Service providers and VARs pay us in advance for defined blocks of airtime minutes with expiration periods in various configurations, ranging from 30 days to two years and can be extended by the purchase of additional e-vouchers up to a maximum of three or four years. These services are then generally sold to subscribers in the form of prepaid e-vouchers and scratch cards that enable subscribers to use our services on a per-minute basis. We believe service providers and VARs are drawn to these services because they enable greater cost control by eliminating the need for monthly billings and reducing collection costs, and can be sold in countries where credit may not be readily available for end users. Our distributors often offer our prepaid voice services through fixed devices to subscribers in rural villages, at remote industrial, commercial and residential sites, and on ships at sea, among other places. Fixed voice services are in many cases an attractive alternative to handheld mobile satellite communications services in situations where multiple users will access the service within a defined geographic area and terrestrial wireline or wireless service is not available. Fixed phones, for example, can be configured as pay phones that accept prepaid scratch cards and can be installed at a central location, for example in a rural village or on a maritime vessel.

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

Broadband Data Services

Our broadband data offering, Iridium Certus, was launched in January 2019. Iridium Certus is a suite of products and services enabled by our upgraded satellite constellation. Iridium Certus is a multi-service platform capable of offering higher quality voice, enterprise-grade broadband functionality, and safety and security services on a global basis. Iridium Certus is designed to support a variety of cost points, antenna types and data speeds ranging from midband to broadband speeds, currently available up to 704 Kbps. We have licensed the Iridium Certus technology to VAMs who have introduced products for the maritime and land mobile markets and are developing additional products for those markets and the aviation and government markets, as well as distribution partners for the Iridium Certus service in each of these vertical markets. We believe Iridium Certus provides a competitive, cost-effective and reliable range of services to the market, in standalone applications or as a complement to other wireless technologies for critical applications and safety services.

We also continue to offer our legacy Iridium OpenPort services, which provides maritime, aviation and terrestrial users speeds of up to 134 Kbps and three independent voice lines. For our Iridium OpenPort service, we typically charge service providers monthly access fees and usage fees for airtime consumed by the respective subscribers for voice and data communications. We have discontinued the manufacture of the Iridium Pilot® platform that supports Iridium OpenPort services and see many of these customers upgrading to Iridium Certus technology, which we expect to continue.

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

•Iridium 9555. The Iridium 9555 provides voice, SMS and narrowband data connectivity. This model features a grayscale screen, SMS capability, an integrated antenna and a speakerphone. The Iridium 9555 weighs 9.4 ounces and offers up to 3.1 hours of talk time. The Iridium 9555 has an industrial feel, with a rugged housing to protect its sophisticated satellite transceiver.

•Iridium Extreme. The Iridium Extreme adds to the Iridium 9555’s capabilities by providing a rugged exterior that meets Military Standard 810F for durability, a dedicated, two-way emergency SOS button, and fully integrated GPS and location-based services. These extra features are provided in a handset that is even smaller than the Iridium 9555, weighing 8.7 ounces and offering up to four hours of talk time. An emergency response service provided by GEOS Travel Safety Group, or GEOS, is included with the purchase of the phone and airtime usage. The two-way emergency SOS button initiates a phone call and an emergency message via SMS to GEOS, which then coordinates with local emergency responders.

•Iridium Extreme PTT. The Iridium Extreme PTT enhances the Iridium Extreme with an intelligently designed push-to-talk mode, expanded speakerphone, reinforced PTT button, and extended capacity battery. The user interface provides access to multiple communication services, including voice calling, SMS and SOS, allowing users to connect to a talkgroup located in up to 10 customer-defined geographic regions worldwide. The Iridium Extreme PTT weighs 9.5 ounces and offers up to 6.5 hours of talk time in phone mode and five hours of talk time in PTT mode.

•Iridium GO! Iridium GO! is a small, rugged, personal connectivity device that connects to the Iridium network to create a Wi-Fi hotspot, enabling the use of smartphones and tablets for voice calls, text messages and emails, posts to social networking sites, and limited use of optimized mobile websites. Iridium GO! also has an emergency SOS button and GPS and location-based services. Smartphone or tablet access is provided through special applications downloaded for free from the Apple App Store or through Google Play for Android smartphones or tablets. A software development kit is available to enable the creation of additional applications or integrate Iridium GO! connectivity into existing applications.

•Iridium GO! exec. Iridium GO! exec, a premium version of the Iridium GO!, is powered by our Iridium Certus 100 service and provides IP connectivity to the Internet and up to two high-quality voice lines. Data speeds are up to 40 times faster for downloads and 10 times faster for uploads compared to the Iridium GO!. The Iridium GO! exec has a modernized, sleek design with built-in color touch screen and speakerphone for mobile office connectivity and WiFi for access from smartphones or laptops within a range of up to 100 feet. The built-in battery provides up to 24 hours of standby and up to 6 hours of use.

We expect these devices to help us maintain our competitive position as premium offerings in the market due to their capabilities, mobility, reliability and global coverage. In addition to these devices, we offer variants of the Iridium 9555 handset and the Iridium Extreme handset that are qualified for sale to U.S. government customers.

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

Iridium Certus is ideal for maritime operational and safety services. These terminals deliver the satellite communications technology that the industry demands, combining all the benefits of L-band with broadband and truly global coverage. Iridium Certus terminals offer superior connectivity for maritime customers whether used as a standalone service or as a companion to VSAT services. Our principal end users for Iridium Certus in the maritime market are merchant shipping, commercial fishing, large leisure vessels, and work boats. The initial terminals in this market were the Cobham Sailor 4300 and Thales VesseLINK. In addition, Intellian, a Korean maritime terminal manufacturer, introduced an Iridium Certus terminal to the market in 2020, and Thales introduced its VesseLINK 200 terminal, which uses our Iridium Certus 200 service, in 2021. Additional Iridium Certus 200 terminals are currently in development and are expected to be commercially available in 2023.

In aviation, Iridium Certus will deliver critical safety services and in-flight communications. Our principal targeted end users for Iridium Certus in the aviation market include commercial, corporate and government users, general aviation, rotorcraft and unmanned aircraft. The initial terminals in this sector are the Blue Sky Networks Skylink 7100, Honeywell Aspire 350, Collins IRT NX, and Skytrac SDL-350. A number of other VAMs have been licensed to create aviation terminals using Iridium Certus services as well. Additional Iridium Certus aviation products are expected to become commercially available in 2023.

In the land mobile market, enterprises, governments, and individuals that want to maintain mobile IP and telephony connectivity for their operations while in remote areas without having to deploy ground-based infrastructure or expensive terminals utilize Iridium Certus. Iridium Certus devices may be integrated with internet, cellular, land mobile radio, and location-based applications to keep users connected, offering global push-to-talk, situational awareness, email, messaging and voice-over-IP. Our principal end users for Iridium Certus in the land mobile market are military users, rail, first responders, non-governmental organizations, oil and gas users, and remote fleets. Iridium offers Iridium Certus 100, Iridium Certus 200 and Iridium Certus 700 services, supporting a portfolio of broadband and midband terminals through our partners to provide a range of capabilities at various price points. Terminals that are approved for land mobile market include the Thales MissionLINK 700 and 200, BSN SkyLink 5100, NAL Research Quicksilver, and McQ CONNECT.

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

We also offer Iridium Burst, our one-to-many global data broadcast service, which enables enterprises to send data to an unlimited number of devices anywhere in the world, even inside buildings, vehicles or aircraft, and a suite of Iridium Edge® finished IoT products designed to lower the barrier to adoption and speed time to market for customer applications. The Iridium Edge device is an off-the-shelf, environmentally sealed, rugged device that complements existing cellular solutions to create dual-mode connectivity for the most remote and inaccessible areas of the world, reducing the cost and complications associated with hardware development, manufacture and certification of satellite-specific terminals. We also offer Iridium Edge Pro, a standalone IoT device that offers real-time GPS tracking capabilities, with a flexible programming platform that allows partners to create and run their own custom-made applications, and Iridium Edge Solar, a standalone, programmable, solar-powered device that offers real-time GPS tracking in a self-charging, low-maintenance unit with over-the-air configuration that allows partners to create distinct tracking applications. In addition, during 2021, several partners launched Iridium Certus midband solutions for IoT, including the SkyLink product from Blue Sky Networks and the RockREMOTE from Ground Control.

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

	Year Ended December 31,
	2022	2021	2020
United States	52%	54%	55%
Other Countries (1)	48%	46%	45%
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

	Year Ended December 31,
	2022	2021	2020
Commercial voice traffic (minutes)	91%	90%	91%
Commercial data traffic (kilobytes)	78%	74%	72%

Our Network

Our satellite network has an architecture of 66 operational LEO satellites in six orbital planes of eleven vehicles each in nearly circular polar orbits, in addition to in-orbit spares and related ground infrastructure, as well as ground spares. Our operational satellites orbit at an altitude of approximately 483 miles (778 kilometers) above the earth and travel at approximately 16,689 miles per hour, resulting in a complete orbit of the earth approximately every 100 minutes. The design of our constellation ensures that generally at least one satellite is visible to subscribers from any point on the earth’s surface at any given time. While our constellation offers true global coverage, most of our devices and antennas must have a direct line of sight to a satellite to transmit or receive a signal, and services on those devices are not available in locations where a satellite signal cannot be transmitted or received, which for some devices includes inside a building.

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

Our primary commercial gateway is located in Tempe, Arizona, with a second dedicated commercial gateway located in Russia. A gateway processes and terminates calls and data and generates and controls user information pertaining to registered users, such as geo-location and call detail records. The U.S. government owns and operates a dedicated gateway for U.S. government users, which provides an interface between voice and data devices and the Defense Information Systems Network and other terrestrial infrastructure, providing U.S. government users with secure communications capabilities. Our network has multiple antennas located at the TPN facilities, including the Tempe gateway, that communicate with our satellites and pass calls and data between the gateway and the satellites as the satellites pass above our antennas, thereby connecting signals from the terminals of end users to our gateways. This system, together with our satellite crosslinks, enables communications that are not dependent on a ground station in the region where the end user is using our services.

We operate our satellite constellation from our satellite network operations center, or SNOC, in Leesburg, Virginia. This facility manages the performance and status of each of our satellites, directing traffic routing through the network and controlling the formation of coverage areas by the satellites’ main mission antennas. We also operate TPN facilities in Fairbanks, Alaska, and Tempe, Arizona, in the United States, in Svalbard, Norway, and in Punta Arenas, Chile, that perform telemetry, tracking and control functions and route commercial services.

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

We hold a space station license for the launch and operation of our constellation, which expires February 23, 2032. Our U.S. gateway earth station and the U.S. government customer and commercial subscriber earth station licenses expire between February 2036 and March 2037. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration.

The Iridium constellation also hosts the Aireon system. The Aireon system was developed by Aireon LLC, which we formed in 2011, with subsequent investments from the ANSPs of Canada, Italy, the United Kingdom, Denmark and Ireland, to provide a global air traffic surveillance service through a series of ADS-B receivers on our satellites. Aireon has contracted to offer this service to our co-investors in Aireon, as well as other ANSPs. These ANSPs use the service to provide improved air traffic control services over the oceans, as well as polar and remote regions. Aireon also plans to market the data to airlines and other users.

Under our agreements with Aireon, Aireon will pay us fees of $200.0 million to host the ADS-B receivers on our satellites, of which they have paid us $78.5 million as of December 31, 2022. These fees will be recognized over the life of the satellites, or approximately $16.0 million per year. Additionally, Aireon pays power and data services fees of approximately $23.5 million per year in the aggregate for the delivery of the air traffic surveillance data over the Iridium system.

While the Aireon ADS-B receivers are the primary hosted payload on our satellites, we have also entered into an agreement with L3Harris for it to utilize the remaining space for payloads it has constructed for its customers. This agreement resulted in an additional $74.1 million in hosting and data service fees, all of which L3Harris has paid as of December 31, 2022.

In September 2022, we announced that we have entered into an agreement with SpaceX to launch up to five of our remaining ground spare satellites on a Falcon-9 rocket from Vandenberg Space Force Base in mid-2023. We do not currently hold any active in-orbit insurance policies covering losses from satellite failures, and we do not expect to obtain in-orbit insurance covering losses from satellite failures or other operational problems affecting our constellation. We also do not plan to purchase launch insurance for the planned launch of our remaining spare satellites.

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

Constellation De-Orbiting Obligations

We have certain de-orbit obligations under our FCC licenses. We began de-orbiting individual first generation satellites as they were replaced with new satellites. We completed the required de-orbit initiation process for our first-generation satellites during 2019. All of our second-generation satellites are subject to a 25-year de-orbit standard. We plan to de-orbit our second-generation consistent with this standard, in accordance with the FCC authorization of our current constellation.

Aireon LLC and Aireon Holdings LLC Agreement

We hold our ownership in Aireon LLC through the Amended and Restated Aireon Holdings LLC Agreement, along with subsidiaries of our co-investors NAV CANADA, the ANSP of Canada; Enav S.p.A., the ANSP of Italy; Naviair, the ANSP of Denmark; Irish Aviation Authority Limited, the ANSP of Ireland; and NATS (Services) Limited, the ANSP of the United

Kingdom. Aireon Holdings holds 100% of the membership interests in Aireon LLC, which is the operating entity for the Aireon system.

In June 2022, we entered into a subscription agreement with Aireon Holdings and invested $50 million in exchange for an approximate 6% preferred membership interest. We also hold a common membership interest. The other investors hold the remaining preferred membership interests resulting from their investments in Aireon for an aggregate purchase price of approximately $339 million. At December 31, 2022, our fully diluted ownership stake in Aireon Holdings was approximately 39.5%, up from 35.7% at December 31, 2021. If and when funds are available, Aireon Holdings is required to redeem a portion of our common ownership interest for a payment to us of $120 million, following which NAV CANADA’s subsidiary will hold a 42% interest in Aireon Holdings, and the other ANSP subsidiaries will collectively hold a 31% interest, with Iridium retaining a 27% interest. Based on Aireon’s business plan and restrictions under Aireon’s debt facility, we do not expect this redemption of our ownership interest to occur for several years.

The Aireon Holdings LLC Agreement provides for Aireon Holdings to be managed by a board of directors consisting of 11 members. Currently, we may nominate two directors, NAV CANADA may nominate five directors, and the other ANSPs nominate a total of three directors. The chief executive officer of Aireon Holdings serves as the eleventh director. The Aireon Holdings LLC Agreement also provides the minority-interest holders, including us, with several protective provisions. We account for our investment in Aireon Holdings as an equity method investment.

We and the other Aireon investors have agreed to participate pro-rata, based on our respective fully diluted current ownership stakes, in funding an investor bridge loan to Aireon. Our maximum commitment under the investor bridge loan is $10.7 million. In December 2020, we loaned $0.2 million to Aireon, which was subsequently repaid in June 2021.

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

ORBCOMM, which was acquired in 2022 by GI Partners, a private equity firm, also provides commercial services using a fleet of LEO satellites. Like Globalstar, ORBCOMM’s network also has a “bent pipe” architecture, which constrains its real-time coverage area. ORBCOMM’s principal focus is low-cost data and IoT services, where it directly competes with our IoT offerings. Because a ground station may not be within view of a satellite, ORBCOMM’s services may have a significant amount of latency, which may limit their use in some mission-critical applications. It does not offer voice service or high-speed data services.

We also compete with regional mobile satellite communications services in several geographic markets. In these cases, the majority of our competitors’ customers require regional, not global, mobile voice and data services, so our competitors may present a viable alternative to our services. All of these regional competitors operate or plan to operate GEO satellites. Our regional mobile satellite services competitors currently include Thuraya, principally in Europe, the Middle East, Africa, Australia and several countries in Asia. In addition, there are a number of new entrants to the mobile satellite services industry, including Starlink and OneWeb, with varying constellation designs and business models, primarily providing commodity broadband services similar to existing GEO-based fixed satellite services operators. New entrants face significant challenges, including the cost and difficulty associated with obtaining spectrum licenses and successfully building and launching a satellite network. In addition to cost, there is a significant amount of lead time associated with obtaining the required licenses, building and launching the satellite constellation, and deploying the ground network technology. While many new entrants have announced Ka and Ku-band operations and business plans that are different from, and even complementary to, Iridium’s L-band services, some may in the future provide services that compete with us.

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

Research and Development

Our research and development efforts have focused on the development, design and testing of our new constellation and new products, such as Iridium Certus, Iridium Messaging Transport, Iridium Edge, Iridium PTT, Iridium Burst, Iridium GO!, Iridium GO! exec, transceiver modules and chipsets. We also develop network and product enhancements and new applications for our existing products. Our research and development expenses were $16.2 million, $11.9 million and $12.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Employees and Human Capital Resources

Employees

As of December 31, 2022, we had 658 full-time employees and 5 part-time employees, none of whom are subject to any collective bargaining agreement. We consider our employee relations to be good.

Human Capital Resources

Our company is made up of varied and creative teams, and we are committed to creating an innovative and inclusive environment where our employees are proud to work. We foster this sentiment by focusing on development, employee wellness and social responsibility. This starts with an onboarding process that introduces our core mission and values, policies and procedures, performance review process and background about our company. We support our employees in their career development by providing on-the-job training and education reimbursement to help employees maintain or enhance skills in their current position or help with acquiring new skills to prepare for future opportunities. To measure employee engagement, we conduct an annual survey to assess and track retention and satisfaction. We take responses from our employees seriously and use them to inform specific strategies every year tailored to both the entire company as well as specific teams. In 2022, we introduced an annual survey to understand what benefits are important to our employees and ensure that we are offering a competitive total rewards package.

We also help our employees stay engaged in other ways, including participation in Employee Resource Groups, or ERGs, volunteer activities through the Iridium Cares Program, and other outreach efforts that cover a range of topics and interests.

In 2022, we launched the Iridium Co-Pilot Program, offering new hires a smoother onboarding process over their first 90 days with our company.
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

Intellectual Property

At December 31, 2022, we held 37 U.S. patents and one foreign patent. These patents relate to several aspects of satellite systems, global networks, communications services, and communications devices.

In addition to our owned intellectual property, we also license critical intellectual property from Motorola Solutions to operate and maintain aspects of our network and related ground infrastructure and services as well as to design and manufacture certain of our devices. This intellectual property is essential to our ability to continue to operate aspects of our constellation and sell certain of our services and devices. We maintain our licenses with Motorola Solutions pursuant to several agreements, which can be terminated by Motorola Solutions upon the commencement by or against us of any bankruptcy proceeding or other specified liquidation proceedings or upon our material failure to perform or comply with any provision of the agreements. If Motorola Solutions were to terminate any such agreement, it may be difficult or, under certain circumstances, impossible to obtain the technology from alternative vendors.

We license additional intellectual property and technology from other third parties and expect to do so in the future in connection with our network and related ground infrastructure and services as well as our devices. If any such third party were to terminate its agreement with us or cease to support and service such intellectual property or technology, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain substitute intellectual property or technology from alternative vendors. Any substitute intellectual property or technology may also have lower quality or performance standards, which would adversely affect the quality of our devices and services. For more information, see “Risk Factors—We depend on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing devices and services.”

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
We do not maintain in-orbit satellite insurance for our satellites, and do not plan to insure the launch of our remaining spare satellites, as a result of which we may be subject to increased costs.
We obtained insurance for our satellites covering launch and in-orbit failures of our satellites for a period of twelve months from the date of launch. All of our satellites were launched more than twelve months ago, and we have no plans to purchase further in-orbit insurance. We also do not plan to purchase launch insurance for the planned launch of our remaining spare satellites. As a result, a failure of one or more of our satellites, the occurrence of equipment failures and other related problems, or a failure of the planned launch of our spare satellites would constitute an uninsured loss and could harm our financial condition.
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
•our ability to maintain our relationship with U.S. government customers, particularly the DoD;
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
Our agreements with U.S. government customers, particularly the DoD, which represent a significant portion of our revenue, are subject to termination and renewal.
The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 21% of our revenue for each of the years ended December 31, 2022 and 2021. We provide the majority of our services to the U.S. government pursuant to our GMSS, EMSS, and SDA contracts. We entered into these contracts in April 2019, September 2019, and June 2022, respectively. The GMSS contract continues through September 2023, the EMSS contract continues through September 2026, and the SDA contract provides for a two and a half year base term and up to five one-year options exercisable at the election of the U.S. government. The U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. Our relationship with the U.S. government is also subject to the overall U.S. government budget and appropriation decisions and processes. U.S. government budget decisions, including with respect to defense spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geopolitical events and macroeconomic conditions, and are beyond our control. If the U.S. government terminates any or all of these agreements, we would lose a significant portion of our revenue.
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
Aireon, our primary hosted payload customer, may not successfully grow its business, which could reduce or eliminate the value of our agreements with, and ownership interest in, Aireon.
Aireon is our primary hosted payload customer, and we expect annual revenue to us from Aireon hosting, data services and power fees to be approximately $39.5 million. In addition, if and when funds are available following a planned refinancing of its credit facility, Aireon’s parent company, Aireon Holdings, is required to redeem a portion of our ownership interest for a payment of $120.0 million, and we would then retain a common ownership interest of approximately 27% in Aireon Holdings. Based on Aireon’s business plan and restrictions under Aireon’s debt facility, we do not expect this redemption of our ownership interest to occur for several years.
Aireon’s business model requires expansion of its customer base to achieve its projected financial results, which may not occur when projected or at all. While our fee arrangements with Aireon are fixed, if Aireon does not achieve its projected results, they may not be able to pay us the contractually required hosting, data services and power fees in a timely manner or at all. Further, Aireon may need to seek additional financing. Any sale of equity securities by Aireon would dilute our ownership if and to the extent that we do not invest additional funds to maintain our proportional ownership interest. If additional funding is not available, Aireon may default on its credit facility, which could result in the loss or reduction in value of our investment in Aireon, or be forced out of business, in which case we would not receive any further hosting, data or power fees, or the expected $120.0 million redemption payment, and we would lose the fair value of our retained investment in Aireon Holdings.
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
In order to achieve the substantial future revenue growth we have projected, we must develop and market new products and services. We currently face a variety of challenges, including maintaining the infrastructure and systems necessary for us to manage the growth of our business. As our product and service portfolio continues to expand, the responsibilities of our management team and demands on other company resources also increase. Consequently, we may further strain our management and other company resources with the increased complexities and administrative burdens associated with a larger, more complex portfolio of products and services. For example, we have in the past experienced quality issues and incorrect market assessments in connection with the introduction of new products and services, and we may experience such issues in the future. Our failure to meet these challenges as a result of insufficient management or other resources could significantly impede our ability to execute our business plan, which relies in part on our ability to leverage our largely fixed-cost infrastructure. To properly manage our growth, we may need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Failure to effectively manage the expansion of our portfolio of products and services in a cost-effective manner could result in declines in product and service quality and customer satisfaction, disruption of our operations, or increased costs, any of which would reduce our ability to increase our profitability.
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
The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand or as a result of aggressive discounting by some operators under financial pressure to expand their respective market share. In addition, we may face competition from new competitors, new technologies or new equipment, including proposed new LEO constellations. For example, we may face competition for our services in the United States from service providers with ancillary terrestrial component, or ATC, authorities who are designing a satellite operating business and a terrestrial component around their spectrum holdings, or from service providers developing satellite direct to terrestrial phone capabilities. In addition, some of our competitors have announced plans for the launch of additional satellites. As a result of competition, we may not be able to successfully retain our existing customers and attract new customers.
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
In addition, we may lose distributors due to competition, industry consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. In 2009, one of our largest competitors, Inmarsat, acquired our then largest distributor, Stratos Global Wireless, Inc., and in 2014, Inmarsat acquired Globe Wireless, one of our service providers. Following each acquisition, Inmarsat essentially stopped promoting sales of our products and services, and they may further reduce their efforts in the future. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give those distributors. Our two largest distributors, Marlink Group and Garmin, together represented approximately 12% of our revenue for the year ended December 31, 2022, and our ten largest distributors represented, in the aggregate, 34% of our revenue for the year ended December 31, 2022. The loss or consolidation of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications, which would negatively affect our revenue.
Our business was negatively affected by the COVID-19 pandemic, actions taken to mitigate the pandemic, and the economic disruptions that resulted, and a resurgence or similar pandemic in the future could harm our business.
The COVID-19 pandemic, the steps taken to respond and the resulting substantial domestic and global economic disruption led to reduced sales and limited our distributors’ ability to install or service our products. The aviation industry was particularly hard hit, which had an adverse effect on our primary hosted payload customer, Aireon, in which we have also made substantial investments.
The pandemic also negatively affected the payment of accounts receivable and collections. For example, one of our distributors sought protection in bankruptcy, reducing the amount we received from them for past services. Finally, factors related to the pandemic, including changing work environments, concerns over safety, reluctance to obtain vaccines, and changing economic conditions, caused an increase in employee resignations across many industries and companies, including ours.
Any resurgence of the COVID-19 pandemic, or another future pandemic, that causes similar disruption could further adversely affect our business, results of operations and financial condition.
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
Further, our manufacturers and suppliers may cease production of our components or products or become capacity-constrained, or could face financial difficulties as a result of a surge in demand, a natural disaster or other event, including the impacts of the COVID-19 pandemic. For example, several of our suppliers have experienced production delays as a result of the global silicon chip shortage. As a result, we have experienced and expect to continue to experience delays in fulfilling some product orders and are evaluating replacement components and product changes. These delays have increased our costs and reduced our sales of those products and use of the related services, and we expect these effects to continue into 2023.
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
Our Russian operations have been and may continue to be affected by Russia’s invasion of Ukraine and related sanctions imposed in response, and we may in the future choose or be required to further limit or shut down those operations entirely.
We provide satellite communications services in Russia through two local subsidiaries employing 35 people and authorized Russian service providers, using a dedicated gateway in Russia. In 2022, revenue from our operations in Russia represented approximately 2.1% of our total revenue, all of which was service revenue. As a result of Russia’s invasion of Ukraine in February 2022, we have ceased shipments of equipment to Russia and made other adjustments to our operations in light of U.S. and international sanctions. Further, our sales in Russia are conducted in rubles and then translated to U.S. dollars in our financial results. The value of the ruble has fluctuated substantially since the invasion, which may affect our reported revenues. As a result of these factors, we expect revenue from our operations in Russia to be variable and difficult to predict.
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
We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States accounted for 78% and 74% of total commercial data traffic for the years ended December 31, 2022 and 2021, respectively, while commercial voice traffic originating outside the United States accounted for 91% and 90% of total commercial voice traffic for the years ended December 31, 2022 and 2021. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries.
Conducting operations outside the United States involves numerous risks and, while expanding our international operations would advance our growth, it would also increase our exposure to these risks.
Risks associated with the proposed expansion of our international operations include:
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
•effects of the ongoing COVID-19 pandemic, including on international economies, supply chains and travel;
•changes in laws and policies affecting trade and investment in other jurisdictions;
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
As of December 31, 2022, we had $1,504.6 million of consolidated gross indebtedness. Our capital structure and reliance on indebtedness can have several important consequences, including, but not limited to, the following:
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

Our Board of Directors may reduce, suspend or terminate our planned dividends.
In December 2022, our Board of Directors initiated a quarterly dividend and declared a cash dividend on our common stock. Decisions regarding future dividends are within the discretion of the Board of Directors and may be influenced by a number of factors, including the price of our common stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in our business strategy and other factors. These or other factors could cause our Board of Directors to reduce, suspend or terminate our planned quarterly dividends, which could reduce the value of our common stock. For more information on our dividends, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

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
•failure of Aireon to successfully carry out its business plan or obtain expected financing;
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
Our ownership and operation of a satellite communications system and the sale of products that operate on that system are subject to significant regulation in the United States, including by the FCC, the U.S. Department of Commerce and others, and in foreign jurisdictions by similar local authorities. The rules and regulations of these U.S. and foreign authorities may change, and such authorities may adopt regulations that limit or restrict our operations as presently conducted or currently contemplated, including our de-orbit obligations. Such authorities may also make changes in the licenses of our competitors that affect our spectrum. Such changes may significantly affect our business. Further, because regulations in each country are different, we may not be aware if some of our distribution partners or persons with whom we or they do business do not hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses. Our failure or delay in obtaining the approvals required to operate in other countries would limit or delay our ability to expand our operations into those countries. Our failure to obtain industry-standard or government-required certifications for our products could compromise our ability to generate revenue and conduct our business in other countries. Any imposition of sanctions, loss of license or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in the United States or foreign jurisdictions could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.
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
We hold FCC licenses, specifically a license for our satellite constellation, licenses for our U.S. gateway and other ground facilities, and blanket earth station licenses for U.S. government customers and commercial subscribers, that are subject to revocation if we fail to satisfy specified conditions. The FCC licenses are also subject to modification by the FCC. Our satellite constellation license expires on February 23, 2032. Our U.S. gateway earth station and the U.S. government customer and commercial subscriber earth station licenses expire between February 2036 and March 2037. There can be no assurance that the FCC will renew the FCC licenses we hold or grant new ones or modifications. If the FCC revokes, modifies or fails to renew the FCC licenses we hold, or fails to grant a new license or modification, or if we fail to satisfy any of the conditions of our respective FCC licenses, we may not be able to continue to provide mobile satellite communications services.
As we and our distributors expand our offerings to include more consumer-oriented devices, we are more likely to be subject to product liability claims, recalls or litigation, which could adversely affect our business and financial performance.
Through our distributors, we offer several services and devices aimed at individual consumers, and we and our distributors continue to introduce additional services and devices for use with our services. For example, we recently entered into an agreement with Qualcomm to enable satellite messaging and emergency services in smartphones using our services, which may dramatically increase the number of devices that use our services. These services and devices aimed at individual consumers, such as location-based services, emergency services, satellite handsets, smartphones, and personal locator devices, may contain design and manufacturing defects. Defects may also occur in components and devices that we purchase from third parties or that our distributors offer. There can be no assurance we or our distributors will be able to detect and fix all defects in the services, hardware and software that we or our distributors sell. These services and devices may be used in isolated and dangerous locations, including emergency response situations, and users who suffer property damage, personal injury or death while using such services or devices may seek to assert claims or bring lawsuits against us. Further, it is possible that our distributors’ devices could become the subject of consumer protection investigations, enforcement actions or litigation, including class actions. We seek to limit our exposure to all of these claims by maintaining a consumer protection compliance program, and through appropriate notices, disclosures, indemnification provisions and disclaimers, but these steps may not be effective or available in all cases. We also maintain product liability insurance, but this insurance may not cover any particular claim or litigation, or the amount of insurance may be inadequate to cover the claims brought against us. Product liability insurance could become more expensive and difficult to maintain and might not be available on acceptable terms or at all. In addition, it is possible that our distributors’ devices could become the subject of a product recall as a result of a device defect. We do not maintain recall insurance, nor do we have control over our distributors’ devices, and any recall could have a significant effect on our financial results. In addition to the direct expenses of and potential liability for product liability claims, investigations, recalls and litigation, a claim, investigation, recall or litigation might cause us adverse publicity, which could harm our reputation and compromise our ability to sell our services or devices in the future.
The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations, and evolving views of personal privacy rights and information security standards.
We transmit, process, and in some cases store in the normal course of our business, personal information. Many jurisdictions around the world have adopted laws and regulations regarding the collection, storage, transmission, use and disclosure of personal information. The legal standards for processing, storing and using this personal information continue to evolve, impose additional obligations and risk on our business, and have the potential to make some of our business processes more costly or less feasible. For example, the California Consumer Privacy Act, or the CCPA, went into effect on January 1, 2020, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt out of certain sales of personal information. In Europe, the European Commission enacted the General Data Protection Regulation, or GDPR, which became effective in May 2018. The GDPR superseded prior EU data protection legislation, imposes more stringent EU data protection requirements, and provides for greater penalties for noncompliance.
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
In addition, if end users allege that their personal information is not collected, stored, transmitted, used or disclosed by us or our business partners appropriately or in accordance with our policies or applicable laws, or that our failure to adequately secure their personal information compromised its security, we could have liability to them or to consumer protection agencies, including claims, investigations and litigation related to such allegations. Any failure on our part to protect end users’ personal information could result in a loss of user confidence, harm our reputation, result in the loss of users, and cause us to incur significant expenses.
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
Under our agreements with Motorola Solutions and the U.S. government, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy, together with the de-orbiting endorsement, covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining, and de-orbiting our first-generation satellites. Our current policy has a one-year term, which expires on December 8, 2023, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. In addition, even if we continue to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We own or lease the facilities described in the following table:

Location	Country	Approximate Square Feet	Facilities	Owned/Leased
McLean, Virginia	USA	30,600	Corporate Headquarters	Leased
Chandler, Arizona	USA	197,000	Technical Support Center, Distribution Center, Warehouse and Satellite Teleport Network Facility	Leased
Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned
Tempe, Arizona	USA	31,000	System Gateway and Satellite Teleport Network Facility	Owned Building on Leased Land
Fairbanks, Alaska	USA	4,000	Satellite Teleport Network Facility	Owned
Svalbard	Norway	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land
Izhevsk, Udmurtia	Russia	8,785	System Gateway and Satellite Teleport Network Facility	Leased
Moscow	Russia	2,158	Sales and Administration Offices	Leased
Punta Arenas	Chile	3,200	Satellite Teleport Network Facility	Owned Building on Leased Land
Bishop’s Stortford	United Kingdom	2,400	Sales Offices	Leased

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “IRDM.” As of February 10, 2023, there were 136 holders of record of our common stock.

Dividend Policy

On December 8, 2022, our Board of Directors initiated a quarterly dividend and declared a cash dividend on our common stock of $0.13 per share. The dividend is payable on March 30, 2023, to stockholders of record as of March 15, 2023. Future dividends will depend on our earnings, capital requirements, financial conditions and other factors considered relevant by the Board.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from December 31, 2017 through December 31, 2022, with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance. The following stock price performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act or any other document, except to the extent that we specifically incorporate it by reference into such filing or document.

Issuer Purchases of Equity Securities

The following table presents our monthly share repurchases for the quarter ended December 31, 2022:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1-31	164,725	$46.51	164,725	$179.6 million
November 1-30	—	$—	—	$179.6 million
December 1-31	—	$—	—	$179.6 million
Total	164,725	$46.51	164,725	—

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 17, 2022.

Background

We were initially formed in 2007 as GHL Acquisition Corp., a special purpose acquisition company. In 2009, we acquired all the outstanding equity in Iridium Holdings LLC and changed our name to Iridium Communications Inc.

Overview of Our Business

We are engaged primarily in providing mobile voice and data communications services using a constellation of orbiting satellites. We are the only commercial provider of communications services offering true global coverage, connecting people, organizations and assets to and from anywhere, in real time. Our low-earth orbit L-band satellite network provides reliable, weather-resilient communications services to regions of the world where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 85 service providers, 285 value-added resellers, or VARs, and 80 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.

At December 31, 2022 we had approximately 1,999,000 billable subscribers worldwide, an increase of 276,000, or 16%, from approximately 1,723,000 billable subscribers at December 31, 2021. We have a diverse customer base, including end users in land-mobile, Internet of Things, or IoT, maritime, aviation and government.

We recognize revenue primarily from both the provision of services and the sale of equipment. Service revenue represented 74% and 80% of total revenue for the years ended December 31, 2022 and 2021, respectively. Voice and data and IoT data service revenues have historically generated higher margins than subscriber equipment revenue, and we expect this trend to continue. We also recognize revenue from our hosted payloads, principally Aireon, including fees for hosting the payloads and fees for transmitting data from the payloads over our network, as well as revenue from other services, such as satellite time and location services.

Launch Services Agreements

During 2022, we entered into agreements with Space Exploration Technology Corp. and Thales Alenia Space France for launch and related services, to launch up to five of our ground spare satellites. The contract price under these agreements is approximately $40.0 million in the aggregate. We currently expect the launch to occur in mid-2023.

Term Loan

In November 2019 and February 2020, we borrowed a total of $1,650.0 million in aggregate principal amount under a term loan with various lenders administered by Deutsche Bank AG, or the Term Loan, with an accompanying $100.0 million revolving loan available to us, or the Revolving Facility. Both facilities are under a credit agreement with the lenders, or the Credit Agreement. The Term Loan was repriced on multiple occasions and in December 2022 was amended to replace the original LIBOR base rate with SOFR. The Term Loan now bears interest at an annual rate of adjusted SOFR (SOFR plus 0.10%) plus 2.50%, with a 0.75% adjusted SOFR floor. We typically select a one-month interest period, with the result that interest is calculated using one-month SOFR. All other terms of the Term Loan remain the same, including maturity in November 2026. The Revolving Facility was also modified to use adjusted SOFR as the base rate beginning December 30, 2022. All other material terms remain unchanged. The Revolving Facility now bears interest at an annual rate of adjusted SOFR plus 3.75% (but without an adjusted SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, and a maturity date in November 2024. See Note 7 to the consolidated financial statements included in this annual report for further discussion of our Term Loan.

In the fourth quarter of 2022, we elected to prepay $100.0 million of principal on the Term Loan. As of December 31, 2022, we reported an aggregate balance of $1,504.6 million in borrowings under the Term Loan, before $17.4 million of net deferred financing costs, for a net principal balance of $1,487.2 million outstanding in our consolidated balance sheet. We have not drawn on our Revolving Facility.

Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of December 31, 2022.

The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement permits repayment, prepayment, and repricing transactions and requires quarterly principal payments of 0.25% (or $16.5 million per year), which began in June 2020. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. As of December 31, 2022, our leverage ratio was below the specified level, and we were not required to make a mandatory prepayment with respect to 2022 cash flows.

Derivative Financial Instruments

We previously entered into a long-term interest rate swap, or the Swap, to mitigate variability in forecasted interest payments on a portion of our borrowings under the Term Loan. The Swap expired in November 2021. Under the Swap, on the last business day of each month, we received variable interest payments based on one-month LIBOR from the counterparty. We paid a fixed rate of 1.565% per annum on the Swap.

We also entered into an interest rate swaption agreement, or the Swaption, for which we paid a fixed annual rate of 0.50%. We sold the Swaption in May 2021 for $0.7 million but continued to pay the fixed rate through the expiration of the Swaption in November 2021.

At inception, the Swap and Swaption were designated as cash flow hedges for hedge accounting. The unrealized changes in market value were recorded in accumulated other comprehensive income (loss), and any remaining balance was reclassified into earnings during the period in which the hedged transaction affected earnings. Due to the changes made to the Term Loan as a result of the July 2021 repricing, at that time, we elected to de-designate the Swap as a cash flow hedge. Accordingly, as the related interest payments were still probable, the accumulated balance within other comprehensive income (loss) as of the de-designation date was amortized into earnings through the November 2021 expiration date.

In July 2021, we entered into an interest rate cap agreement, or the Cap, that began in December 2021, following the expiration of the Swap. The Cap manages our exposure to interest rate movements on a portion of the Term Loan through the maturity of the Term Loan in November 2026. The Cap is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. We designated the Cap as a cash flow hedge of the variability of the LIBOR-based interest payments (now SOFR-based interest payments) on the Term Loan. The effective portion of the Cap’s change in fair value is recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged transaction affects earnings.

In December 2022, we modified the Cap to replace the LIBOR base rate with SOFR, consistent with the amendment to the Term Loan. With the replacement of LIBOR to SOFR, we receive a credit risk adjustment from the counterparty of 0.064%. The adjusted Cap now provides us the right to receive payment from the counterparty if one-month SOFR exceeds 1.436% (1.5% less 0.064%). Prior to the amendment, we received payment under the terms of the Cap if one-month LIBOR exceeded 1.5%. We began paying a fixed monthly premium based on an annual rate of 0.31% for the Cap in December 2021. The Cap carried a notional amount of $1.0 billion as of December 31, 2022 and 2021.

See Note 8 to our consolidated financial statements included in this report for further discussion of our derivative financial instruments.

Total Interest on Debt and Loss on Extinguishment

Total interest incurred includes amortization of deferred financing fees and capitalized interest. Due to the prepayments on the Term Loan in the fourth quarter of 2022, we incurred a $1.2 million loss on extinguishment of debt for the write-off of the related unamortized debt issuance costs for the portion of the Term Loan that was prepaid. To reprice the Term Loan in 2021, we incurred third-party financing costs of $4.9 million. These costs were expensed and are included within interest expense on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021. The repricings of the Term Loan in 2021 resulted in a $0.9 million loss on extinguishment of debt, as we wrote off the unamortized debt issuance costs related to the lenders who were fully repaid in an exchange of principal. In February 2020, we used the proceeds of the Term Loan, together with cash on hand, to prepay and retire all of the indebtedness outstanding under then outstanding senior unsecured promissory notes, including premiums for early prepayment. This resulted in a $30.2 million loss on extinguishment of debt during the year ended December 31, 2020, including the write off the remaining unamortized debt issuance costs.

Total interest incurred during the years ended December 31, 2022, 2021 and 2020 was $72.1 million, $72.8 million and $99.2 million, respectively. Interest incurred includes amortization of deferred financing fees of $4.8 million, $4.3 million and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest capitalized during the years ended December 31, 2022, 2021 and 2020 was $2.6 million, $2.1 million and $3.2 million, respectively. As of December 31, 2022 and 2021, accrued interest on the Term Loan was $0.3 million and $0.1 million, respectively.

Material Trends and Uncertainties

Our industry and customer base has historically grown as a result of:
•demand for remote and reliable mobile communications services;
•a growing number of new products and services and related applications;
•a broad wholesale distribution network with access to diverse and geographically dispersed niche markets;
•increased demand for communications services by disaster and relief agencies and emergency first responders;
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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated or amortized over their estimated useful lives. We apply judgment in determining the useful lives based on factors such as engineering data, our long-term strategy for using the assets, the manufacturer’s estimated design life for the assets, laws and regulations that could impact the useful lives of the assets and other economic factors. In evaluating the useful lives of our satellites, we assess the current estimated operational life of the satellites, including the potential impact of environmental factors on the satellites, ongoing operational enhancements and software upgrades. Additionally, we review engineering data relating to the operation and performance of our satellite network.

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

Comparison of Our Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
		% of Total Revenue		% of Total Revenue	Change
($ In thousands)	2022		2021		Dollars	Percent
Revenue:
Service revenue
Commercial	$428,721	59%	$388,104	63%	$40,617	10%
Government	106,000	15%	103,887	17%	2,113	2%
Total service revenue	534,721	74%	491,991	80%	42,730	9%
Subscriber equipment	134,714	19%	92,071	15%	42,643	46%
Engineering and support services	51,599	7%	30,438	5%	21,161	70%
Total revenue	721,034	100%	614,500	100%	106,534	17%
Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	115,137	16%	97,020	16%	18,117	19%
Cost of subscriber equipment	86,012	12%	53,376	9%	32,636	61%
Research and development	16,218	2%	11,885	2%	4,333	36%
Selling, general and administrative	123,504	17%	100,474	16%	23,030	23%
Depreciation and amortization	303,484	43%	305,431	50%	(1,947)	(1)%
Total operating expenses	644,355	90%	568,186	93%	76,169	13%
Operating income	76,679	10%	46,314	7%	30,365	66%
Other expense:
Interest expense, net	(65,089)	(9)%	(73,906)	(12)%	8,817	(12)%
Loss on extinguishment of debt	(1,187)	0%	(879)	0%	(308)	35%
Loss on equity method investments	(1,496)	0%	—	0%	(1,496)	100%
Other expense, net	107	0%	(417)	0%	524	(126)%
Total other expense	(67,665)	(9)%	(75,202)	(12)%	7,537	(10)%
Income (loss) before income taxes	9,014	1%	(28,888)	(5)%	37,902	(131)%
Income tax benefit (expense)	(292)	0%	19,569	3%	(19,861)	(101)%
Net income (loss)	$8,722	1%	$(9,319)	(2)%	$18,041	(194)%

Commercial Service Revenue

	Year Ended December 31,
	2022			2021			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$193.1	397	$42	$175.6	370	$41	$17.5	27	$1
IoT data	125.0	1,448	$7.89	110.9	1,193	$8.58	14.1	255	$(0.69)
Broadband (3)	51.1	15.0	$302	43.0	13.2	$288	8.1	1.8	$14
Hosted payload and other data	59.5	N/A		58.6	N/A		0.9	N/A
Total commercial services	$428.7	1,860		$388.1	1,576		$40.6	284

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

For the year ended December 31, 2022, total commercial revenue increased $40.6 million, or 10%, primarily as a result of increases in voice and data, IoT, and broadband revenue mainly driven by increases in billable subscribers. Commercial voice and data revenue increased $17.5 million, or 10%, from the prior year primarily due to an increase in volume across all voice and data services. Commercial IoT revenue increased $14.1 million, or 13%, compared to the prior year, driven by a 21% increase in IoT billable subscribers primarily due to continued strength in personal communications devices. The subscriber increase effect on revenue was partially offset by an 8% reduction in IoT ARPU, primarily due to the shifting mix of subscribers using lower ARPU plans, including the increased proportion of personal communication subscribers. Commercial broadband revenue increased $8.1 million, or 19%, compared to the prior year, due to the increase in broadband billable subscribers and an increase in ARPU associated with the increase in the mix of subscribers utilizing higher ARPU Iridium Certus broadband plans. Hosted payload and other service revenue remained flat compared to the prior year.

Government Service Revenue

	Year Ended December 31,
	2022		2021		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$106.0	139	$103.9	147	$2.1	(8)

(1)Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. The annual rate under the EMSS contract increased from $103.0 million to $106.0 million during the third quarter of 2021 and continues at that rate until the third quarter of 2024, which caused the increase of $2.1 million in 2022 compared to the prior year.

Subscriber Equipment Revenue

Subscriber equipment revenue increased $42.6 million, or 46%, to $134.7 million for the year ended December 31, 2022 compared to the prior year, primarily due to an increase in the volume of all device sales. In 2023, the Company expects equipment sales in line with 2022’s level.

Engineering and Support Service Revenue

	Year Ended December 31,
	2022	2021	Change
	(In millions)
Commercial	$7.8	$4.6	$3.2
Government	43.8	25.8	18.0
Total	$51.6	$30.4	$21.2

Engineering and support service revenue increased by $21.2 million, or 70%, for the year ended December 31, 2022 compared to the prior year primarily due to the increased work under certain government projects, primarily the contract awarded by the Space Development Agency, or the SDA. Based on the SDA contract, we expect engineering and support service revenue, as well as associated expenses, to increase in 2023 compared to 2022.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services, and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased by $18.1 million, or 19%, for the year ended December 31, 2022 compared to the prior year, primarily as a result of increased work under certain government projects.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment increased $32.6 million, or 61%, for the year ended December 31, 2022 compared to the prior year period primarily due to the significant increase in volume of all device sales, as described above. The percentage increase of subscriber equipment costs exceeded the percentage increase in subscriber equipment revenue primarily due to an increase in inventory component costs and customer mix.

Research and Development

Research and development expenses increased by $4.3 million, or 36%, for the year ended December 31, 2022 compared to the prior year period based on increased spending on device-related features for our network.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $23.0 million, or 23%, for the year ended December 31, 2022, primarily due to higher management incentive costs incurred in the current year, including equity compensation costs and increased marketing and travel expenses incurred in the current year as compared to the prior year. We expect an approximate 20% increase in selling, general and administrative expenses in 2023 compared to 2022 associated primarily with higher incentive costs, including equity compensation costs and a larger workforce.
Depreciation and Amortization

Depreciation and amortization expense remained relatively flat compared to the prior year. We anticipate depreciation and amortization will increase upon the completion of the launch of our ground spares.

Other Expense

Interest Expense, net

Interest expense, net, for the year ended December 31, 2022 was $65.1 million, compared to $73.9 million for the prior year. The decrease in interest expense, net was primarily a result of lower refinancing fees. In 2021, we repriced our Term Loan resulting in $4.9 million of third-party financing costs, which were expensed as incurred through interest expense that did not recur in 2022. We also received more interest income in 2022 due to rising interest rates.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1.2 million for the year ended December 31, 2022, compared to $0.9 million for the prior year. During the fourth quarter of 2022, we elected to prepay a total of $100.0 million, and wrote off the related unamortized debt issuance costs. During July 2021, we repriced our Term Loan and wrote off unamortized debt issuance costs related to several lenders who did not participate in the repricing and whose portions of the Term Loan were replaced by new or existing lenders.

Income Tax Benefit (Expense)

For the year ended December 31, 2022, our income tax expense was $0.3 million, compared to income tax benefit of $19.6 million for the prior year. Our effective tax rate was approximately 3.2% for the year ended December 31, 2022 compared to 67.7% for the prior year. The increase in income tax expense was primarily related to the net impact of (i) pre-tax book income in the current year compared to pre-tax book loss in the prior year, (ii) a decreased stock compensation tax benefit, and (iii) an increase in state tax expense primarily due to changes in state apportionment. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly. See Note 12 to our consolidated financial statements for more detail on the individual items impacting our effective tax rate for the years.

Net Income (Loss)

Net income was $8.7 million for the year ended December 31, 2022, compared to net loss of $9.3 million during the prior year. The improvement primarily resulted from the $30.4 million increase in total operating income and the $8.8 million decrease in interest expense, net, partially offset by the $19.9 million increase in income tax expense.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations, cash and cash equivalents and our Revolving Facility. At December 31, 2022, there was approximately $1.5 billion of indebtedness consisting exclusively of amounts outstanding under the Term Loan, the terms of which are described above under the section captioned “Term Loan.” We have additional borrowing available to us under our Revolving Facility of $100.0 million at December 31, 2022. These sources are expected to meet the short-term and long-term liquidity needs for (i) required principal and interest on the Term Loan, which we expect to be $16.5 million and, based on the current interest rate, approximately $80.0 million, respectively, (ii) capital expenditures of $75.0 million including expected costs in connection with the launch of ground spare satellites, (iii) working capital, (iv) share repurchases, and (v) anticipated payments under our cash dividend program.

As of December 31, 2022, our total cash and cash equivalents balance was $168.8 million, down from $320.9 million as of December 31, 2021, principally as a result of the $257.0 million in repurchases of our common stock, $50.0 million investments in Aireon, repayments of our Term Loan, including $100.0 million of prepayments in 2022, and $71.3 million in capital expenditures, offset by internally generated cash flows from operations.

Contractual Obligations

As of December 31, 2022, we held non-cancelable purchase obligations of approximately $56.9 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during 2023, increased $24.9 million from the end of 2021 primarily due to increased demand and recovery from supply-chain constraints experienced during 2021.

Our material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2026, which is expected to be $1,455.1 million. We expect to refinance this amount at or prior to maturity.

Dividends

On December 8, 2021, our Board of Directors initiated a quarterly dividend and declared a quarterly cash dividend in the amount of $0.13 per share, to be paid on March 30, 2023. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

We believe our liquidity sources will provide sufficient funds for us to meet our liquidity requirements for at least the next 12 months.

Cash Flows - Comparison of the Years Ended December 31, 2022 and 2021

The following table shows our consolidated cash flows:

	Year Ended December 31,
Statement of Cash Flows	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$344,729	$302,874	$41,855
Net cash used in investing activities	$(121,267)	$(36,382)	$(84,885)
Net cash used in financing activities	$(374,980)	$(182,469)	$(192,511)

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2022 increased $41.9 million from the prior year. Net income, as adjusted for non-cash activities, improved by $56.2 million over the prior year, primarily as a result of improved profitability and an increase in non-cash activities associated with an increase in stock-based compensation expense and deferred taxes. This was offset by a decrease in working capital of approximately $14.3 million. Cash flows from working capital decreased primarily as a result of an increase in accounts receivable due to increased sales across all revenue types. Cash flows from working capital also decreased because of component shortages and an increase in raw material inventory which are awaiting production. These changes in working capital were offset by changes in deferred revenue related to timing of scheduled payments from Aireon and accounts payable related to the increase in work under certain government projects.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 increased $84.9 million from the prior year period due primarily to the $50.0 million investment in Aireon and increased capital expenditures, primarily related to the timing of payments for the launch of our remaining ground spares. We now expect our capital expenditures to average approximately $50.0 million to $60.0 million per year until 2029, up from our previous estimate of $40.0 million per year, due to inflation, network efficiency and business development opportunities.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 increased $192.5 million compared to the prior year period primarily due to the $100.0 million in debt prepayments on our Term Loan in the fourth quarter of 2022 and an increase in cash used for the share repurchases we made in 2022 over the prior year period.

Seasonality

Our results of operations have been subject to seasonal usage changes for commercial customers, and we expect that our results will be affected by similar seasonality going forward. March through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. U.S. government revenue and commercial IoT revenue have been less subject to seasonal usage changes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had an outstanding aggregate balance of $1,504.6 million under the Term Loan as of December 31, 2022. Under our Term Loan, we pay interest at an annual rate equal to adjusted SOFR (SOFR plus 0.10%) plus 2.50%, with a 0.75% adjusted SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. Our Cap began in December 2021, which manages our exposure to interest rate movements on a portion of our Term Loan. Throughout 2022, the Cap provided the right for us to receive payment from a counterparty if one-month LIBOR exceeded 1.5% on the $1 billion notional value of the Cap. In December 2022, we modified the Cap to replace the LIBOR base rate with SOFR, consistent with the amendment to the Term Loan, and it now provides for us to receive payment from the counterparty if one-month SOFR exceeds 1.436%. (See Note 8 for further details on the changes to the Cap.) In July 2022, the one-month base rate increased to over the level of the Cap. As a result of the interest rate rising from the floor to the level of the Cap, we expect our annual interest expense to increase by approximately $12.0 million, or approximately $3.0 million per quarter. For every base rate increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.5 million related to the unhedged portion of the Term Loan.

We have not borrowed under our Revolving Facility. Accordingly, although the Revolving Facility bears interest at SOFR plus 3.75%, without a SOFR floor, if and as drawn, we are not currently exposed to fluctuations in interest rates with respect to our Revolving Facility.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Iridium Communications Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Iridium Communications Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Changes in estimated useful lives of upgraded satellites

As discussed in Note 2 to the consolidated financial statements, the Company’s upgraded satellites are depreciated using the straight-line method over their respective estimated useful lives, which are currently estimated to be 12.5 years. The Company applied judgment in determining the useful lives based on factors such as engineering data relating to the operation and performance of its satellite network, the Company’s long-term strategy for using the assets, and the manufacturer’s estimated design life for the assets. As discussed in Note 4, as of December 31, 2022, the Company had recorded $2,112.5 million in total depreciable property and equipment, net of accumulated depreciation, which included its upgraded satellites.

We identified the evaluation of the determination of changes in estimated useful lives of upgraded satellites as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s estimated useful lives of the upgraded satellites. Specifically, assessing the factors used to determine the estimated useful lives required subjective auditor judgment. Changes to the estimated useful lives of upgraded satellites could have a significant impact on the timing of recognition of depreciation expense and hosted payload revenue.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s process to determine changes in the estimated useful lives of its upgraded satellites. We evaluated the factors the Company used to determine the estimated useful lives of the upgraded satellites by:

•comparing the Company's useful life estimates to the manufacturer's estimated design life, and the lives of its first-generation satellite constellation
•reading publicly available information on the estimated useful lives of similar assets
•inquiring of operations and engineering management personnel regarding satellite operation and performance
•evaluating the effect of changes, if any, in the Company's long-term strategy for use of the assets on the useful life estimates.

Accounting for investment in Aireon

As discussed in Note 14 to the consolidated financial statements, in June 2022, the Company entered into a subscription agreement with Aireon and invested $50 million in exchange for an approximate 6% preferred interest. The Company's investment in Aireon is accounted for as an equity method investment. As of December 31, 2022, the Company's fully diluted ownership stake in Aireon Holdings, a related party, was approximately 39.5%, and is subject to redemption provisions contained in the Aireon Holdings LLC Agreement. As of December 31, 2022, the carrying value of the Company's investment in Aireon was $48.8 million.

We identified the evaluation of the accounting for the investment in Aireon as an equity method investment as a critical audit matter. A high degree of complex auditor judgment was required to evaluate the unique terms and conditions of the investment, specifically those related to the subscription agreement and acquired preferred interest.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s process to determine the accounting for investments, including the investment in Aireon. We evaluated the investment structure and terms and conditions of the agreement, including those related to the preferred interest, by obtaining and inspecting the executed subscription agreement and other related documents. We assessed the significant terms and conditions of the investment and evaluated the Company’s application of relevant accounting literature in its determination of whether the investment in Aireon was an equity method investment.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.
McLean, Virginia
February 16, 2023

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Iridium Communications Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Iridium Communications Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2001 to 2022.

Tysons, Virginia
February 17, 2022

Iridium Communications Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$168,770	$320,913
Accounts receivable, net	82,273	63,410
Inventory	39,776	29,044
Prepaid expenses and other current assets	15,385	11,043
Total current assets	306,204	424,410
Property and equipment, net	2,433,305	2,662,336
Equity method investments	49,853	—
Other assets	122,072	50,050
Intangible assets, net	42,577	43,999
Total assets	$2,954,011	$3,180,795
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$16,500	$16,500
Accounts payable	21,372	16,196
Accrued expenses and other current liabilities	67,963	48,122
Deferred revenue	35,742	28,018
Total current liabilities	141,577	108,836
Long-term secured debt, net	1,470,685	1,581,516
Deferred income tax liabilities, net	151,569	134,279
Deferred revenue, net of current portion	45,265	48,070
Other long-term liabilities	16,360	20,147
Total liabilities	1,825,456	1,892,848
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 125,902 and 131,342 shares issued and outstanding at December 31, 2022 and 2021, respectively	126	131
Additional paid-in capital	1,124,610	1,154,058
Retained earnings (accumulated deficit)	(47,744)	140,810
Accumulated other comprehensive income (loss), net of tax	51,563	(7,052)
Total stockholders’ equity	1,128,555	1,287,947
Total liabilities and stockholders’ equity	$2,954,011	$3,180,795

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Services	$534,721	$491,991	$463,095
Subscriber equipment	134,714	92,071	86,119
Engineering and support services	51,599	30,438	34,225
Total revenue	721,034	614,500	583,439

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	115,137	97,020	91,097
Cost of subscriber equipment	86,012	53,376	51,596
Research and development	16,218	11,885	12,037
Selling, general and administrative	123,504	100,474	90,052
Depreciation and amortization	303,484	305,431	303,174
Total operating expenses	644,355	568,186	547,956
Operating income	76,679	46,314	35,483
Other income (expense):
Interest expense, net	(65,089)	(73,906)	(94,271)
Loss on extinguishment of debt	(1,187)	(879)	(30,209)
Loss on equity method investments	(1,496)	—	—
Other income (expense), net	107	(417)	33
Total other expense	(67,665)	(75,202)	(124,447)
Income (loss) before income taxes	9,014	(28,888)	(88,964)
Income tax benefit (expense)	(292)	19,569	32,910
Net income (loss)	8,722	(9,319)	(56,054)
Weighted average shares outstanding - basic	128,255	133,530	133,491
Weighted average shares outstanding - diluted	130,134	133,530	133,491
Net income (loss) attributable to common stockholders per share - basic and diluted	$0.07	$(0.07)	$(0.42)

Comprehensive income (loss):
Net income (loss)	$8,722	$(9,319)	$(56,054)
Foreign currency translation adjustments	(53)	(280)	(3,277)
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 8)	58,668	10,408	(7,036)
Comprehensive income (loss)	$67,337	$809	$(66,367)

 See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2019	131,632	$132	$1,134,048	$(6,867)	$331,969	$1,459,282
Stock-based compensation	—	—	18,322	—	—	18,322
Stock options exercised and awards vested	2,588	2	12,713	—	—	12,715
Stock withheld to cover employee taxes	(164)	—	(4,513)	—	—	(4,513)
Net loss	—	—	—	—	(56,054)	(56,054)
Cumulative translation adjustments	—	—	—	(3,277)	—	(3,277)
Unrealized loss on cash flow hedges, net of tax	—	—	—	(7,036)	—	(7,036)
Balance at December 31, 2020	134,056	134	1,160,570	(17,180)	275,915	1,419,439
Stock-based compensation	—	—	29,616	—	—	29,616
Stock options exercised and awards vested	1,769	1	7,442	—	—	7,443
Stock withheld to cover employee taxes	(144)	—	(5,918)	—	—	(5,918)
Repurchases and retirements of common stock	(4,339)	(4)	(37,652)	—	(125,786)	(163,442)
Net loss	—	—	—	—	(9,319)	(9,319)
Cumulative translation adjustments	—	—	—	(280)	—	(280)
Unrealized gain on cash flow hedges, net of tax	—	—	—	10,408	—	10,408
Balance at December 31, 2021	131,342	131	1,154,058	(7,052)	140,810	1,287,947
Stock-based compensation	—	—	48,367	—	—	48,367
Stock options exercised and awards vested	1,484	2	3,870	—	—	3,872
Stock withheld to cover employee taxes	(130)	—	(5,293)	—	—	(5,293)
Repurchases and retirements of common stock	(6,794)	(7)	(59,776)	—	(197,276)	(257,059)
Net income	—	—	—	—	8,722	8,722
Dividends declared	—	—	(16,616)	—	—	(16,616)
Cumulative translation adjustments	—	—	—	(53)	—	(53)
Unrealized gain on cash flow hedges, net of tax	—	—	—	58,668	—	58,668
Balance at December 31, 2022	125,902	$126	$1,124,610	$51,563	$(47,744)	$1,128,555

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$8,722	$(9,319)	$(56,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(1,189)	(21,314)	(33,684)
Depreciation and amortization	303,484	305,431	303,174
Loss on extinguishment of debt	1,187	879	30,209
Stock-based compensation (net of amounts capitalized)	43,732	26,782	16,714
Amortization of deferred financing fees	4,602	4,201	3,658
All other items, net	2,134	(160)	1,124
Changes in operating assets and liabilities:
Accounts receivable	(18,712)	(1,823)	6,380
Inventory	(10,183)	3,592	7,234
Prepaid expenses and other current assets	(4,227)	(1,696)	1,119
Other assets	3,441	3,911	3,241
Accounts payable	4,730	(2,166)	7,410
Accrued expenses and other current liabilities	5,929	7,170	(15,662)
Deferred revenue	4,871	(7,531)	(21,692)
Other long-term liabilities	(3,792)	(5,083)	(3,404)
Net cash provided by operating activities	344,729	302,874	249,767

Cash flows from investing activities:
Capital expenditures	(71,267)	(42,147)	(38,689)
Investment in Aireon (see Note 14)	(50,000)	—	(152)
Purchases of other investments	—	(1,635)	—
Purchases of marketable securities	—	—	(7,629)
Sales and maturities of marketable securities	—	7,400	—
Net cash used in investing activities	(121,267)	(36,382)	(46,470)

Cash flows from financing activities:
Borrowings under the Term Loan	—	179,285	202,000
Payments on the Term Loan	(116,500)	(195,785)	(12,375)
Repayments on senior unsecured promissory notes, including extinguishment costs	—	—	(383,451)
Repurchases of common stock	(257,059)	(163,442)	—
Payment of deferred financing fees	—	(4,052)	(2,562)
Proceeds from exercise of stock options	3,872	7,443	12,715
Tax payments upon settlement of stock awards	(5,293)	(5,918)	(4,513)
Net cash used in financing activities	(374,980)	(182,469)	(188,186)

Effect of exchange rate changes on cash and cash equivalents	(625)	(288)	(1,494)
Net increase (decrease) in cash and cash equivalents and restricted cash	(152,143)	83,735	13,617
Cash, cash equivalents and restricted cash, beginning of period	320,913	237,178	223,561
Cash, cash equivalents and restricted cash, end of period	$168,770	$320,913	$237,178

See notes to consolidated financial statements
Iridium Communications Inc.
Consolidated Statements of Cash Flows, continued
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$63,880	$72,195	$98,714
Income taxes paid (refund received), net	$2,224	$1,784	$(661)

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid for yet	$5,697	$8,225	$3,721
Capitalized amortization of deferred financing costs	$158	$115	$115
Capitalized stock-based compensation	$4,635	$2,834	$1,608
Dividends accrued on common stock	$16,616	$—	$—

See notes to consolidated financial statements

Iridium Communications Inc.
Notes to Consolidated Financial Statements
December 31, 2022

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

Adopted and Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The guidance provided optional expedients and exceptions for contracts, hedging relationships, and other transactions that referenced the London Inter-bank Offered Rate (“LIBOR”), which was to be discontinued. ASU 2020-04 was further amended in January 2021 when the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarified the applicability of certain provisions. Both ASU 2020-04 and ASU 2021-01 were effective prospectively through December 31, 2022. The guidance in ASU 2020-04 and ASU 2021-01 was optional and could be elected over time as reference rate reform activities occurred. During the year ended December 31, 2022, the Company adopted the amendments required in these ASUs by modifying agreements referencing LIBOR; the initial adoption of these amendments did not have a significant impact on its consolidated financial statements. During the year ended December 31, 2021, the Company applied the optional expedient for hedge accounting specifically to the interest rate cap agreement (the “Cap” (see Note 8)) which was executed in July 2021. This allowed the Company to assume that the index upon which future interest payments on the hedged portion of the Term Loan will be based matches the index on the Cap. Adoption of this practical expedient had no impact on the Company’s consolidated financial statements upon adoption.

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

The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of December 31, 2022 and 2021: cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets.

Leases

For new leases, the Company determines if an arrangement is or contains a lease at inception. Leases are included as right-of-use (“ROU”) assets within other assets and ROU liabilities within accrued expenses and other liabilities and within other long-term liabilities on the Company’s consolidated balance sheets.

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
Investments
Investments where we have the ability to exercise significant influence, but we do not control, are accounted for under the equity method of accounting and are included in Other assets on our consolidated balance sheets. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Under this method of accounting, our share of the net earnings (losses) of the investee is included in loss on equity method investments on our consolidated statement of income.
Investments where we have less than 20% ownership interest in the investee and lack the ability to exercise significant influence are accounted for under ASC 321-10-35, Investments - Equity Securities. Under this topic, our investment equals our cost, less impairment, if any. For investments without a readily determinable fair value, we perform a qualitative assessment to determine if any impairment indicator is present. If an indicator is present, we estimate the fair value to determine if the fair value was less than its carrying value. If the fair value is less than its carrying value or if there is an observable price change through a similar security from the same issuer, we would record an impairment.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was not material as of December 31, 2022 and 2021.
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

Capitalized Interest

During the development and construction periods of a project, such as the financing of the Company’s current satellite constellation, the Company capitalizes interest. Capitalization ceases when the asset is ready for its intended use or when these activities are substantially suspended. If some portions of a project are substantially complete and ready for use and other portions have not yet reached that stage, the Company ceases capitalizing costs on the completed portion of the project but continues to capitalize for the incomplete portion of the project.

Inventory

Inventory consists primarily of finished goods, although the Company also maintains an inventory of raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead, including payroll and payroll-related costs of employees directly involved in bringing inventory to its existing condition, and freight. Inventories are valued using the average cost method and are carried at the lower of cost or net realizable value.

The Company’s expense for excess and obsolete inventory was not material during the years ended December 31, 2022, 2021 or 2020.

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

The Company’s inventory balance consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Finished goods	$17,964	$18,395
Raw materials	23,014	11,850
Inventory valuation reserve	(1,202)	(1,201)
Total	$39,776	$29,044

The Company’s raw materials balance includes $9.0 million and $5.8 million at December 31, 2022 and December 31, 2021, respectively, of inventory held on consignment at third-party manufacturers.

Stock-Based Compensation

The Company accounts for stock-based compensation at estimated fair value. The fair value of stock options is determined at the grant date using the Black-Scholes-Merton option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the consolidated statements of operations and comprehensive income (loss) in a manner consistent with the classification of the recipient’s compensation. The expected vesting of the Company’s performance-based RSUs is based upon the probability that the Company achieves the defined performance goals. The level of achievement of performance goals, if any, is determined by the Compensation Committee. Stock-based awards to non-employee consultants are expensed at their grant-date fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). Classification of stock-based compensation by line item on the balance sheet and statement of operations is presented below:

	As of and For Year Ended December 31,
	2022	2021
	(In thousands)
Property and equipment, net	$4,018	$2,376
Inventory	617	436
Prepaid and other current assets	—	22
Cost of subscriber equipment	69	53
Cost of services (exclusive of depreciation and amortization)	12,337	8,037
Research and development	648	333
Selling, general and administrative	30,678	18,359
Total stock-based compensation	$48,367	$29,616

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. The Company applies judgment in determining the useful lives based on factors such as engineering data, long-term strategy for using the assets, the manufacturer’s estimated design life for the assets, laws and regulations that could impact the useful lives of the assets and other economic factors. The Company assesses the current estimated operational life of the satellites, including the potential impact of environmental factors on the satellites, ongoing operational enhancements and software upgrades when evaluating the useful lives of its satellites. Additionally, the Company reviews engineering data relating to the operation and performance of its satellite network. Depreciation is calculated using the straight-line method over the following estimated useful lives:

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

Derivative Financial Instruments

The Company uses derivatives (interest rate swap, swaption, cap) to manage its exposure to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the consolidated balance sheets within other current liabilities and other assets. When the Company’s derivatives are designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) within the Company’s consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of a derivative’s change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings. Within the consolidated statements of operations and comprehensive income (loss), the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item associated with the hedged items. Cash flows from hedging activities are included in operating activities within the Company’s consolidated statements of cash flows, which is the same category as the item being hedged. See Note 8 for further information.
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

The Company’s intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate the asset may be impaired. The Company’s trade names, spectrum and licenses are expected to generate cash flows indefinitely.

Revenue Recognition

The Company derives its revenue primarily as a wholesaler of satellite communications products and services. The primary types of revenue include (i) service revenue (access and usage-based airtime fees), (ii) subscriber equipment revenue, and (iii) revenue generated by providing engineering and support services to commercial and government customers. In addition to the discussion immediately below, see Note 11 for further discussion of the Company’s revenue recognition.
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

Contracts with multiple performance obligations

At times, the Company sells services and equipment through arrangements that bundle equipment, airtime and other services. For these revenue arrangements, when the Company sells services and equipment in bundled arrangements and determines that it has separate distinct performance obligations, the Company allocates the bundled contract price among the various performance obligations based on each deliverable’s stand-alone selling price. If the stand-alone selling price is not directly observable, the Company estimates the amount to be allocated for each performance obligation based on observable market transactions or the residual approach. When the Company determines the performance obligations are not distinct, the Company recognizes revenue on a combined basis. To the extent the Company’s contracts include variable consideration, the transaction price includes both fixed and variable consideration. The variable consideration contained within the Company’s contracts with customers may include discounts, credits and other similar items. When a contract includes variable consideration, the Company evaluates the estimate of the variable consideration to determine whether the estimate needs to be constrained; therefore, the Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimates are updated at the end of each quarter.

Service revenue sold on a stand-alone basis

Service revenue is generated from the Company’s service providers through usage of its satellite system and through fixed monthly access fees per user charged to service providers. Revenue for usage is recognized when usage occurs and is billed in arrears with payments generally submitted within 30 days. Revenue for fixed-per-user access fees is billed monthly in advance and generally recognized over the month, or related usage period, in which the services are provided to the end user. The Company sells prepaid services in the form of e-vouchers and prepaid cards. A liability is established equal to the cash paid upon purchase for the e-voucher or prepaid card. The Company recognizes revenue from (i) the prepaid services upon the use of the e-voucher or prepaid card by the customer and (ii) the estimated pattern of use. The Company does not offer refunds for unused prepaid services.

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

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $1.7 million, $1.9 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into account the effect of potentially dilutive common shares when the effect is dilutive. The effect of potentially dilutive common shares, including common stock issuable upon exercise of outstanding stock options, is computed using the treasury stock method. The effect of potentially dilutive common shares from the conversion of outstanding convertible preferred securities was computed using the as-if converted method at the stated conversion rate. The Company’s unvested RSUs awarded to the board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The calculation of basic and diluted net income (loss) per share excludes net income attributable to these unvested RSUs from the numerator and excludes the impact of these unvested RSUs from the denominator.

3. Cash and Cash Equivalents

Cash and Cash Equivalents
The following table summarizes the Company’s cash and cash equivalents:

	December 31,		Recurring Fair Value Measurement
	2022	2021
	(In thousands)
Cash and cash equivalents:
Cash	$16,247	$28,496
Money market funds	152,523	292,417	Level 2
Total cash and cash equivalents	$168,770	$320,913

4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Satellite system	$3,197,460	$3,197,460
Ground system	73,890	75,899
Equipment	49,423	46,461
Internally developed software and purchased software	297,538	290,979
Building and leasehold improvements	32,695	30,198
Total depreciable property and equipment	3,651,006	3,640,997
Less: accumulated depreciation	(1,538,535)	(1,253,354)
Total depreciable property and equipment, net of accumulated depreciation	2,112,471	2,387,643
Land	8,037	8,037
Construction-in-process:
Ground spares	225,254	225,254
Other construction-in-process	87,543	41,402
Total property and equipment, net of accumulated depreciation	$2,433,305	$2,662,336

Other construction-in-process consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Internally developed and purchased software	$46,714	$29,443
Equipment	40,423	11,558
Ground system	406	401
Total other construction-in-process	$87,543	$41,402

Depreciation expense was $301.9 million, $303.8 million and $301.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

5. Intangible Assets

The Company had identifiable intangible assets as follows:

	December 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(10,347)	6,092
Assembled workforce	7 years	5,678	(4,867)	811
Patents	14 - 20 years	576	(127)	449
Total		22,693	(15,339)	7,352
Total intangible assets		$57,918	$(15,339)	$42,577

	December 31, 2021
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(9,637)	6,802
Assembled workforce	7 years	5,678	(4,055)	1,623
Patents	14 - 20 years	441	(92)	349
Total		22,558	(13,784)	8,774
Total intangible assets		$57,783	$(13,784)	$43,999

Amortization expense was $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Future amortization expense with respect to intangible assets existing at December 31, 2022, by year and in the aggregate, is as follows:

Year ending December 31,	Amount
(In thousands)
2023	$1,561
2024	750
2025	750
2026	750
2027	750
Thereafter	2,791
Total estimated future amortization expense	$7,352

6. Leases

The Company has operating leases for land, office space, satellite network operations center (“SNOC”) facilities, system gateway facilities, a warehouse and a distribution center. The Company also has operations and maintenance (“O&M”) agreements that include leases associated with two teleport network facilities. Some of the Company’s leases include options to extend the leases for up to 10 years. The Company does not include term extension options as part of its present value calculation of lease liabilities unless it is reasonably certain to exercise those options. As of December 31, 2022, the Company’s weighted-average remaining lease term relating to its operating leases was 5.1 years, and the weighted-average discount rate used to calculate the operating lease liability payment was 6.8%.
The table below summarizes the Company’s lease-related assets and liabilities:

Leases	Classification	December 31, 2022	December 31, 2021
		(In thousands)
Operating lease assets
Noncurrent	Other assets	$16,925	$20,369
Total lease assets		$16,925	$20,369

Operating lease liabilities
Current	Accrued expenses and other current liabilities	$3,784	$3,703
Noncurrent	Other long-term liabilities	$15,801	19,587
Total lease liabilities		$19,585	$23,290

During the years ended December 31, 2022, 2021 and 2020, the Company incurred lease expense of $5.2 million, $5.6 million and $5.6 million, respectively. A portion of rent expense during these comparable periods was derived from leases that were not included within the ROU asset and liability balances shown above as they had terms shorter than twelve months and were therefore excluded from balance sheet recognition under ASU 2016-02.
Future payment obligations with respect to the Company’s operating leases in which it was the lessee at December 31, 2022, by year and in the aggregate, are as follows:

Year Ending December 31,	Amount
(In thousands)
2023	$5,069
2024	4,959
2025	5,088
2026	3,287
2027	1,755
Thereafter	3,166
Total lease payments	$23,324

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 14) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently estimated to be approximately 12.5 years from their in-service date. Lease income related to these agreements was $21.4 million for each of the years ended December 31, 2022, 2021 and 2020. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s consolidated statements of operations and comprehensive income (loss).

Future income with respect to the Company’s operating leases in which it was the lessor at December 31, 2022, by year and in the aggregate, is as follows:

Year Ending December 31,	Amount
(In thousands)
2023	$21,445
2024	$21,445
2025	$21,445
2026	$21,445
2027	$21,445
Thereafter	$56,017
Total lease income	$163,242

7. Debt

Term Loan and Revolving Facility

In November 2019 and February 2020, pursuant to a loan agreement (as amended to date, the “Credit Agreement”), the Company entered into a term loan totaling $1,650.0 million in aggregate principal amount with various lenders administered by Deutsche Bank AG (the “Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Term Loan was repriced twice in 2021. In December 2022, the Company amended the Term Loan to replace the original LIBOR base rate with the Secured Overnight Financing Rate (“SOFR”). The Term Loan now bears interest at an annual rate of adjusted SOFR (SOFR plus 0.10%) plus 2.50%, with a 0.75% adjusted SOFR floor. The Company typically selects a one-month interest period, with the result that interest is calculated using one-month SOFR. All other terms of the Term Loan remain the same, including maturity in November 2026. The interest rate on the Revolving Facility was also modified to use adjusted SOFR as the base rate beginning December 30, 2022. All other material terms remain unchanged. The Revolving Facility now bears interest at an annual rate of adjusted SOFR plus 3.75%, but without an adjusted SOFR floor, and a maturity date in November 2024. Principal payments, which are payable quarterly and began on June 30, 2020, equal $16.5 million per annum (one percent of the full principal amount of the Term Loan), with the remaining principal due upon maturity.
In the fourth quarter of 2022, the Company elected to prepay $100.0 million of principal on the Term Loan. This resulted in a $1.2 million loss on extinguishment of debt during the year ended December 31, 2022, as the Company wrote off the unamortized debt issuance costs related to this prepayment. In the third quarter of 2021, the Company repriced the Term Loan. This resulted in a $0.9 million loss on extinguishment of debt during the year ended December 31, 2021, as the Company wrote off the unamortized debt issuance costs related to the lenders who were fully repaid in an exchange of principal. In February 2020, the Company used the proceeds of the Term Loan, together with cash on hand, to prepay and retire all of the indebtedness outstanding under then outstanding senior unsecured promissory notes, including premiums for early prepayment. This resulted in a $30.2 million loss on extinguishment of debt during the year ended December 31, 2020, as the Company wrote off the remaining unamortized debt issuance costs.
As of December 31, 2022 and 2021, the Company reported an aggregate of $1,504.6 million and $1,621.1 million in borrowings under the Term Loan, respectively. These amounts do not include $17.4 million and $23.1 million of net unamortized deferred financing costs as of December 31, 2022 and 2021, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of December 31, 2022 and 2021 amounted to $1,487.2 million and $1,598.0 million, respectively. As of December 31, 2022 and 2021, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan due in 2026 was $1,494.3 million and $1,622.1 million, respectively. The Company had not borrowed under the Revolving Facility as of December 31, 2022 or 2021.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. As of December 31, 2022, the Company was below the specified leverage ratio and a mandatory prepayment sweep was therefore not required.

The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of December 31, 2022.
The effective interest rate on outstanding principal of the Term Loan was 5.0% during the year ended December 31, 2022.

Interest on Debt

Total interest incurred includes amortization of deferred financing fees and capitalized interest. All third-party financing costs incurred during the years ended December 31, 2021 and 2020 were expensed and are included within interest expense on the consolidated statements of operations and comprehensive income (loss).
The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Total interest incurred	$72,090	$72,816	$99,155
Amortization of deferred financing fees	$4,760	$4,316	$3,773
Capitalized interest	$2,590	$2,146	$3,225

As of December 31, 2022 and 2021, accrued interest under the Term Loan was $0.3 million and $0.1 million, respectively.

Total Debt
Future minimum principal repayments with respect to the Company’s debt balances existing at December 31, 2022, by year and in the aggregate, are as follows:

Year ending December 31,	Amount
(In thousands)
2023	$16,500
2024	16,500
2025	16,500
2026	1,455,125
Total debt commitments	1,504,625
Less: Original issuance discount	17,440
Less: Total short-term debt	16,500
Total long-term debt, net	$1,470,685

The repayment schedule above excludes future amounts that may be required to be prepaid pursuant to the excess cash flow sweep provision of the Credit Agreement, as those amounts are not determinable in advance.

8. Derivative Financial Instruments

The Company is exposed to interest rate fluctuations related to its Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rate by entering into offsetting positions through the use of interest rate hedges. This will reduce the negative impact of increases in the variable rate over the term of the derivative contracts. These contracts are not used for trading or other speculative purposes. Historically, the Company has not incurred, and does not expect to incur in the future, any losses as a result of counterparty default.

Hedge effectiveness of the current interest rate cap contract is based on a long-haul hypothetical derivative methodology and includes all changes in value. The Company formally assesses, both at the hedge’s inception and on an ongoing quarterly basis, whether the designated derivative instruments are highly effective in offsetting changes in the cash flows of the hedged items. When the hedging instrument is sold, expires, is terminated, is exercised, no longer qualifies for hedge accounting, is de-designated, or is no longer probable, hedge accounting is discontinued prospectively.

Interest Rate Cap

In July 2021, the Company entered into the Cap, which had an effective date of December 2021 upon the expiration of the Company’s long-term interest rate swap (the “Swap”). The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through the maturity of the Term Loan in November 2026. In December 2022, the Company modified the Cap to replace the LIBOR base rate with SOFR, consistent with the amendment to the Term Loan. With the replacement of LIBOR to SOFR, the Company receives a credit risk adjustment from the counterparty of 0.064%. The adjusted Cap now provides the Company the right to receive payment from the counterparty if one-month SOFR exceeds 1.436% (1.5% less 0.064%). Prior to the amendment, the Company received payment under the terms of the Cap if one-month LIBOR exceeded 1.5%. Since December 2021, the Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of December 31, 2022 and 2021.

The Cap is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. The Company designated the Cap as a cash flow hedge of the variability of the base rate interest payments on the Term Loan. The effective portion of the Cap’s change in fair value will be recorded in accumulated other comprehensive income (loss). Any ineffective portion of the Cap’s change in fair value will be recorded in current earnings as interest expense.

Interest Rate Swaps

The Company entered into the Swap in November 2019, which had a term through November 2021 and was intended to mitigate variability in forecasted interest payments on a portion of the Term Loan. On the last business day of each month, the Company received variable interest payments based on one-month LIBOR from the counterparty. The Company paid a fixed rate of 1.565% per annum on the notional amount of $1.0 billion on the Swap until its expiration in November 2021. The Company also entered into an interest rate swaption agreement (“Swaption”), for which the Company paid a fixed annual rate of 0.50% of the notional amount. At inception, the Swap and Swaption (collectively, the “swap contracts”) were designated as cash flow hedges for hedge accounting. The unrealized changes in market value were recorded in accumulated other comprehensive income (loss) and any remaining balance was reclassified into earnings during the period in which the hedged transaction affected earnings. Due to the changes made to the Term Loan as a result of the July 2021 repricing, at that time the Company elected to de-designate the Swap as a cash flow hedge. Accordingly, as the related interest payments were still probable, the accumulated balance within other comprehensive income (loss) as of the de-designation date was amortized into earnings through the November 2021 expiration date.

Fair Value of Derivative Instruments

As of December 31, 2022, the Company had an asset balance of $81.3 million recorded in other assets for the fair value of the Cap.

During the years ended December 31, 2022, 2021, and 2020 the Company collectively incurred $3.3 million, $8.5 million, and $9.1 million, respectively, in net interest expense for the Cap and swap contracts. Gains and losses resulting from fair value adjustments to the Cap are recorded within accumulated other comprehensive income (loss) within the Company’s consolidated balance sheet and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the derivative contracts are included in cash flows from operating activities on the consolidated statements of cash flows. Over the next 12 months, the Company expects any gains or losses for cash flow hedges amortized from accumulated other comprehensive income (loss) into earnings to have an immaterial impact on the Company’s consolidated financial statements.

The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Unrealized gain (loss), net of tax	$58,668	$10,408	$(7,036)
Tax benefit (expense)	$(17,834)	$(3,316)	$2,464

9. Stock-Based Compensation

In May 2019, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of December 31, 2022, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 Plan was 7,923,964. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also referred to as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at estimated fair value.
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
The Company used the Black-Scholes-Merton option pricing model to determine the fair value of its stock option awards on the date of grant. The Company will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants, if any, issued in future periods have characteristics that cannot be reasonably estimated under this model.
The Black-Scholes-Merton option pricing model incorporates the following assumptions:
•Volatility - The expected volatility of the options granted was estimated based upon historical volatility of the Company’s share price of its common stock through daily observations of its trading history.
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
The Company historically granted stock options to newly hired and promoted employees. The Company last granted stock options in 2019.

A summary of the activity of the Company’s stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2019	4,153	$8.78
Cancelled or expired	(5)	20.17
Exercised	(1,581)	8.14		$33,836
Forfeited	(13)	18.17
Options outstanding at December 31, 2020	2,554	$9.10	3.94	$77,182
Cancelled or expired	(3)	10.67
Exercised	(857)	8.51		$31,544
Forfeited	(13)	16.07
Options outstanding at December 31, 2021	1,681	$9.35	3.28	$53,698
Cancelled or expired	(1)	8.28
Exercised	(494)	7.83		$18,992
Forfeited	(1)	18.35
Options outstanding at December 31, 2022	1,185	$9.97	2.64	$49,094
Options exercisable at December 31, 2022	1,177	$9.89	2.62	$48,851
Options exercisable and expected to vest at December 31, 2022	1,185	$9.97	2.64	$49,094

The Company recognized $0.5 million, $0.8 million and $1.0 million of stock-based compensation expense related to stock options in the years ended December 31, 2022, 2021 and 2020, respectively.
The total fair value of the shares vested during the years ended December 31, 2022, 2021 and 2020 was $0.6 million, $2.3 million and $1.4 million, respectively.
As of December 31, 2022, the total unrecognized cost related to non-vested options was less than $0.1 million. This cost is expected to be recognized over a weighted-average period of 0.2 years.
Restricted Stock Units
RSUs represent the right to receive a share of common stock at a future date. RSUs granted to employees for service generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued employment. RSUs are classified as equity awards because the RSUs will be paid in the Company’s common stock upon vesting. The fair value of RSUs is determined at the grant date based on the closing price of the Company’s common stock on the date of grant. The related compensation expense is recognized over the service period, or shorter periods based on the retirement eligibility of certain grantees, and is based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. RSUs do not carry voting rights until the RSUs are vested and the underlying shares are released in accordance with the terms of the award.

RSU Summary
A summary of the Company’s activity for RSUs is as follows:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2019	2,702	$14.62
Granted	1,061	26.73
Forfeited	(92)	17.72
Released	(1,007)	15.63
Outstanding at December 31, 2020	2,664	$18.96
Granted	913	41.55
Forfeited	(115)	29.49
Released	(912)	21.12
Outstanding at December 31, 2021	2,550	$25.80
Granted	1,562	40.21
Forfeited	(150)	32.80
Released	(990)	30.05
Outstanding at December 31, 2022	2,970	$31.60
Vested and unreleased at December 31, 2022 (1)	775

(1)     These RSUs were granted to the Company’s board of directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.

As of December 31, 2022, the total unrecognized cost related to non-vested RSUs was approximately $38.2 million. This cost is expected to be recognized over a weighted-average period of 1.3 years. The Company recognized $43.2 million, $26.0 million and $15.7 million of stock-based compensation expense related to RSUs in the years ended December 31, 2022, 2021 and 2020, respectively.
Service-Based RSU Awards
The majority of the annual compensation the Company provides to non-employee members of its board of directors is paid in the form of RSUs. In addition, some members of the Company’s board of directors elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 57,000, 39,000 and 58,000 service-based RSUs were granted to the Company’s non-employee directors as a result of these payments and elections during the years ended December 31, 2022, 2021 and 2020, respectively, with an estimated grant date fair value of $2.2 million, $1.6 million and $1.4 million, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company granted approximately 1,082,000, 531,000 and 713,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $44.2 million, $22.0 million and $19.1 million, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company granted approximately 7,000, 2,000 and 10,000 service-based RSUs, respectively, to non-employee consultants, with an estimated grant date fair value of $0.3 million, $0.1 million and $0.2 million, respectively.
Performance-Based RSU Awards
In March 2022, 2021 and 2020, the Company awarded approximately 248,000, 228,000 and 115,000 performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $9.7 million, $9.5 million and $3.1 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals for the respective fiscal year in which the Bonus RSUs were granted. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2022 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the 2022 Bonus RSUs will vest, subject to continued employment, in March 2023. Substantially all of the Bonus RSUs awarded in 2020 and 2021 vested in March 2021 and March 2022, respectively, upon the determination of the level of achievement of the respective performance goals.
Additionally, during 2022, 2021 and 2020, the Company awarded approximately 167,000, 110,000 and 144,000 performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs for the 2022, 2021 and 2020 grants was $6.5 million, $4.6 million and $3.9 million, respectively. Vesting of the Executive RSUs is and was dependent upon the Company’s achievement of defined performance goals over a two-year period (the year of grant and the following year). The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals.
In 2022, the Company’s compensation committee adjusted the Executive RSUs granted in 2022 to exclude contributions from its Russian subsidiaries, due to the uncertainties surrounding its Russian operations as a result of Russia's invasion of Ukraine and related sanctions. The Company's compensation committee also approved the removal of a performance condition. At the time of each modification, the Company determined achievement of the performance conditions of the Executive RSUs probable. As such, the modifications did not result in incremental compensation expense.
If the Company achieves the performance goals for the Executive RSUs at the end of the two-year performance period, 50% of the number of Executive RSUs earned based on performance will then vest on the second anniversary of the grant date, and the remaining 50% will then vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date. During March 2022, the Company cancelled shares underlying performance-based RSUs to the Company’s executives for under-achievement of performance targets related to the Executive RSUs originally awarded in 2020 in the amount of 50,000 shares. In March 2021 and 2020, the Company awarded additional shares underlying performance-based RSUs to the Company’s executives for over-achievement of performance targets related to the Executive RSUs originally awarded in 2019 and 2018 in the amounts of 3,000 and 20,000, respectively.
10. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.

Dividends

Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, such dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In December 2022, the Company’s Board of Directors approved a dividend of $0.13 per share, payable on March 30, 2023 to stockholders of record as of March 15, 2023. As such, the Company accrued a liability of $16.6 million related to the unpaid dividend as of December 31, 2022. This was the first declared dividend on the common stock of the Company.

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
The Company repurchased and subsequently retired 6.8 million and 4.3 million shares of its common stock during the years ended December 31, 2022 and 2021, respectively, for a total purchase price of $257.0 million and $163.4 million, respectively. As of December 31, 2022, $179.6 million remained available and authorized for repurchase under this program. As the share repurchases were authorized in 2021, no shares were repurchased during the year ended December 31, 2020.
11. Revenue

The following table summarizes the Company’s services revenue:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Commercial services:
Voice and data	$193,112	$175,584	$168,668
IoT data	125,015	110,919	96,981
Broadband	51,143	42,990	35,959
Hosted payload and other data	59,451	58,611	60,600
Total commercial services	428,721	388,104	362,208
Government services	106,000	103,887	100,887
Total services	$534,721	$491,991	$463,095

The following table summarizes the Company’s engineering and support services revenue:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Commercial	$7,833	$4,613	$4,529
Government	43,766	25,825	29,696
Total	$51,599	$30,438	$34,225

The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond a year is immaterial to the financial statements. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $26.3 million, $43.0 million and $41.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	Year Ended December 31,
	2022	2021
	(In thousands)
Contract Assets:
Commissions	$1,258	$1,190
Other contract costs	$2,255	$2,558

12. Income Taxes

U.S. and foreign components of income (loss) before income taxes are presented below:

	Year Ended December 31,
	2022	2021	2020
		(In thousands)
U.S. income (loss)	$9,013	$(31,352)	$(89,251)
Foreign income	1	2,464	287
Total income (loss) before income taxes	$9,014	$(28,888)	$(88,964)

The components of the Company’s income tax provision were as follows:

	Year Ended December 31,
	2022	2021	2020
		(In thousands)
Current taxes:
Federal tax benefit	$—	$(537)	$(688)
State tax expense	272	42	70
Foreign tax expense	1,209	2,240	1,387
Total current tax (benefit) expense	1,481	1,745	769
Deferred taxes:
Federal tax benefit	(3,354)	(14,109)	(27,701)
State tax expense (benefit)	1,794	(6,686)	(5,869)
Foreign tax expense (benefit)	371	(519)	(109)
Total deferred tax benefit	(1,189)	(21,314)	(33,679)
Total income tax expense (benefit)	$292	$(19,569)	$(32,910)

A reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision is below. Any amounts that do not have a meaningful impact on this reconciliation are not separately disclosed.

	Year Ended December 31,
	2022	2021	2020
		(In thousands)
Expected tax benefit at U.S. federal statutory tax rate	$1,893	$(6,067)	$(18,811)
State taxes, net of federal benefit	1,260	(9,094)	(6,723)
State tax valuation allowance	748	711	2,561
Deferred impact of state tax law changes and elections	—	1,200	(1,684)
Equity-based compensation	(6,184)	(9,597)	(8,414)
Limitation on executive compensation deduction	2,905	3,140	666
Other nondeductible items	33	65	206
Tax credits	(949)	(1,278)	(1,048)
Foreign taxes	386	1,100	723
Other adjustments	200	251	(386)
Total income tax expense (benefit)	$292	$(19,569)	$(32,910)

The components of deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets
Long-term contracts	$52,553	$57,189
Federal, state and foreign net operating losses, other carryforwards and tax credits	374,767	410,450
Other	24,553	23,236
Total deferred tax assets	451,873	490,875
Valuation allowance	(34,643)	(34,522)
Net deferred tax assets	417,230	456,353
Deferred tax liabilities
Fixed assets, intangibles and research and development expenditures	(490,384)	(532,414)
Investment in joint venture	(48,754)	(46,070)
Other	(27,976)	(11,061)
Total deferred tax liabilities	(567,114)	(589,545)
Net deferred income tax liabilities	$(149,884)	$(133,192)

Pursuant to ASC 740, the Company nets deferred tax assets and liabilities within the same jurisdiction. As of December 31, 2022, the Company had a net deferred tax asset of $1.7 million that is included in other assets on the balance sheet and a net deferred tax liability of $151.6 million.

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

The Company had deferred tax assets related to cumulative U.S. federal net operating loss carryforwards and interest expense carryforwards of approximately $296.4 million and $330.2 million as of December 31, 2022 and 2021, respectively. The 2017 U.S. federal net operating loss carryforward, if unutilized, will expire in 2037. The Company believes that the 2017 U.S. federal net operating losses will be utilized before the expiration date and, as such, no valuation allowance has been established for this deferred tax asset. U.S. federal net operating loss carryforwards for 2018 and thereafter and interest expense carryforwards do not expire. The Company had deferred tax assets related to the state net operating loss carryforwards of approximately $60.0 million and $61.3 million as of December 31, 2022 and 2021, respectively, some of which expire as early as 2025. The Company does not expect to fully utilize all of its state net operating losses within the respective carryforward periods and as such reflects a partial valuation allowance of $33.3 million and $32.6 million as of December 31, 2022 and 2021, respectively, against these deferred tax assets on its consolidated balance sheet. The Company had deferred tax assets related to the foreign net operating loss carryforwards of approximately $0.7 million and $0.6 million, as of December 31, 2022 and 2021, respectively, that do not expire. The Company does not expect to fully utilize all of its foreign net operating losses within the carryforward periods. As such, the Company had recorded a partial valuation allowance of $0.4 million and $0.5 million as of December 31, 2022 and 2021, respectively, against these deferred tax assets on its consolidated balance sheets. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

The Company had approximately $12.1 million and $11.1 million of deferred tax assets related to research and development tax credits as of December 31, 2022 and 2021, respectively, that expire in various amounts from 2029 through 2042. The Company had approximately $5.2 million and $5.6 million of deferred tax assets related to foreign tax credits as of December 31, 2022 and 2021, respectively, that expire in various amounts through 2031. The Company does not expect to utilize all of its foreign tax credits within the respective carryforward periods. As such, the Company had a partial valuation allowance of $0.5 million and $0.8 million as of December 31, 2022 and 2021, respectively.

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
There were no unrecognized tax benefits as of December 31, 2022 and 2021. Any changes in the next twelve months are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2022 and 2021, there were no interest and penalties on unrecognized tax benefits.
The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2011 to 2021 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2016 to 2021 remain subject to examination by tax authorities.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	2022	2021
	(In thousands)
Balance at January 1,	$—	$537
Change attributable to tax positions taken in a prior period	—	(537)
Balance at December 31,	$—	$—

13. Net Income (Loss) Per Share

The Company calculates basic net income (loss) per common share by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In periods of net income, diluted net income per share takes into account the effect of potentially dilutive common shares when the effect is dilutive. Potentially dilutive common shares include (i) common stock issuable upon exercise of outstanding stock options and (ii) contingent RSUs that are convertible into shares of common stock upon achievement of certain service and performance requirements. The effect of potentially dilutive common shares is computed using the treasury stock method.

The computations of basic and diluted net loss per common share are set forth below:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$8,722	$(9,319)	$(56,054)

Denominator:
Weighted average common shares - basic	128,255	133,530	133,491
Weighted average common shares - diluted	130,134	133,530	133,491

Net income (loss) attributable to common stockholders per share - basic and diluted	$0.07	$(0.07)	$(0.42)

For the year ended December 31, 2022, 0.2 million unvested service-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.2 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied.
Due to the Company’s net loss position for the years ended December 31, 2021 and 2020 all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share. The incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects are presented below:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Performance-based RSUs	210	183	127
Service-based RSUs	—	536	567
Stock options	—	1,189	1,946

14. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company’s satellite constellation hosts the Aireon system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. The Company and the other Aireon investors hold their interests in Aireon Holdings LLC (“Aireon Holdings”) through an amended and restated LLC agreement (the “Aireon Holdings LLC Agreement”). Aireon Holdings holds 100% of the membership interests in Aireon LLC (“Aireon”), which is the operating entity.

In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximate 6% preferred membership interest. The Company’s investment in Aireon Holdings is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon Holdings was $48.8 million as of December 31, 2022. The original investments by the Company were previously written down to a carrying value of zero.

At December 31, 2022 and 2021, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5% and 35.7%, respectively, and is subject to redemption provisions contained in the Aireon Holdings LLC Agreement.

Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to an agreement with Aireon (the “Hosting Agreement”), Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $78.5 million had been paid as of December 31, 2022. These fees will be recognized over the life of the satellites, or approximately $16.0 million per year. Additionally, Aireon pays power fees of up to approximately $3.7 million per year. Aireon also pays data services fees of approximately $19.8 million per year for the delivery of the air traffic surveillance data under a data transmission services agreement. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement an operating lease. The Company recognized $16.1 million of hosting fee revenue under the Hosting Agreement for each of the years ended December 31, 2022, 2021 and 2020. There were no receivables due under the Hosting Agreement as of December 31, 2022 and 2021. The Company recorded power fee and data service fee revenue from Aireon of $23.5 million, $23.5 million and $23.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.2 million at each of the years ended December 31, 2022 and 2021.

The Company and the other Aireon investors have agreed to participate pro rata, based on their respective fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum commitment under the investor bridge loan is $10.7 million. In December 2020, the Company loaned $0.2 million to Aireon, which was subsequently repaid in June 2021.

15. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communications services and products.

The Company derived approximately 21%, 21% and 22% of its total revenue in the years ended December 31, 2022, 2021 and 2020, respectively, from prime contracts or subcontracts with agencies of the U.S. government. For the years ended December 31, 2022, 2021 and 2020, no single commercial customer accounted for more than 10% of the Company’s total revenue.

Approximately 25% and 34% of the Company’s accounts receivable balance at December 31, 2022 and 2021, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government. As of December 31, 2022 and 2021, no single commercial customer accounted for more than 10% of the Company’s total accounts receivable balance.

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

Net property and equipment by geographic area was as follows:

	December 31,
	2022	2021
	(In thousands)
United States	$461,820	$429,888
Satellites in orbit	1,968,999	2,228,644
All others	2,486	3,804
Total	$2,433,305	$2,662,336

Revenue by geographic area was as follows:

	Year Ended December 31,
	2022	2021	2020
		(In thousands)
United States	$374,687	$330,948	$323,605
Other countries (1)	346,347	283,552	259,834
Total	$721,034	$614,500	$583,439

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

16. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ eligible compensation each pay period. The Company’s matching contributions to the Plan were $3.5 million, $3.5 million and $3.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, our management has determined that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has audited our 2022 financial statements. KPMG LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. KPMG LLP has issued an unqualified report on our 2022 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Iridium Communications Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Iridium Communications Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

McLean, Virginia
February 16, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G (3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2023 Proxy Statement entitled “Board of Directors and Committees,” “Election of Directors,” “Management” and “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2023 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2023 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2023 Proxy Statement entitled “Transactions with Related Parties” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2023 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

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
4.2
Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2020.

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
10.5
Amendment No. 4 to Credit Agreement dated November 4, 2019, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, Various Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, dated as of December 8, 2022.

10.6
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

10.8
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

10.10†
System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 17, 2022.

10.11
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

10.14
Subscriber Equipment Technology Agreement (Manufacturing), dated as of September 30, 2002, by and among Motorola Inc. and SE Licensing LLC, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2009.

10.15†
Contract for Enhanced Satellite Services between Iridium Government Services LLC and Air Force Space Command, effective September 15, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 29, 2019.

10.16	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.
10.17
Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.18*
Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.19*
Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.20*
Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.21*
Executive Employment Agreement between the Registrant and Suzanne E. McBride, dated as of February 11, 2019, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019.

10.22*
Employment Agreement between the Registrant and Bryan J. Hartin, dated as of December 10, 2012, incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.23*
Employment Agreement between the Registrant and Scott T. Scheimreif, dated as of December 11, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020.

Exhibit No.	Document
10.24*	2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Annex E of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.
10.25
Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed with the SEC on February 4, 2008.

10.26*
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

10.28*
Amended and Restated Performance Share Program established under the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019.

10.29*
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 19, 2022.

10.30*
Form of Stock Option Agreement for Non-Employee Directors for use in connection with the 2009 Iridium Communications Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.31*
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

10.33*	Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the SEC on April 10, 2012.
10.34*
Forms of Stock Option Grant Notice and Stock Option Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.35*
Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.36*	Non-Employee Director Compensation Plan dated December 7, 2022.
10.37	Iridium Communications Inc. 2022 Performance Bonus Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 19, 2022.
10.38*
Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-8 filed on May 23, 2019.

10.39*
Forms of Option Grant Notice and Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.40*
Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.37 of the Registrant's Form 10-K filed with the SEC on February 11, 2021.

10.41*
Forms of Non-Employee Director Option Grant Notice and Non-Employee Director Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.42*
Forms of Non-Employee Director Restricted Stock Unit Award Grant Notice and Non-Employee Director Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan5.

10.43*
UK Sub-Plan of the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 11, 2021.

10.44*
Forms of UK Option Grant Notice and UK Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

Exhibit No.	Document
10.45*
Forms of UK Restricted Stock Unit Award Grant Notice and UK Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 11, 2021.

10.46*
Forms of UK Non-Employee Director Option Grant Notice and UK Non-Employee Director Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.47*
Forms of UK Non-Employee Director Restricted Stock Unit Award Grant Notice and UK Non-Employee Director Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

16.1
Letter from Ernst & Young LLP dated March 4, 2022 to the Securities and Exchange Commission regarding change in certifying accountant, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2022.

21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

IRIDIUM COMMUNICATIONS INC.

Date: February 16, 2023	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Matthew J. Desch	Chief Executive Officer and Director	February 16, 2023
Matthew J. Desch	(Principal Executive Officer)

/s/ Thomas J. Fitzpatrick	Chief Financial Officer, Chief Administrative Officer and Director	February 16, 2023
Thomas J. Fitzpatrick	(Principal Financial Officer)

/s/ Timothy P. Kapalka	Chief Accounting Officer, Iridium Satellite LLC	February 16, 2023
Timothy P. Kapalka	(Principal Accounting Officer)

/s/ Robert H. Niehaus	Director and Chairman of the Board	February 16, 2023
Robert H. Niehaus

/s/ Thomas C. Canfield	Director	February 16, 2023
Thomas C. Canfield

/s/ L. Anthony Frazier	Director	February 16, 2023
L. Anthony Frazier

/s/ Jane L. Harman	Director	February 16, 2023
Jane L. Harman

/s/ Alvin B. Krongard	Director	February 16, 2023
Alvin B. Krongard

/s/ Suzanne E. McBride	Chief Operations Officer and Director	February 16, 2023
Suzanne E. McBride

/s/ Eric T. Olson	Director	February 16, 2023
Eric T. Olson

/s/ Parker W. Rush	Director	February 16, 2023
Parker W. Rush

/s/ Henrik O. Schliemann	Director	February 16, 2023
Henrik O. Schliemann

/s/ Kay N. Sears	Director	February 16, 2023
Kay N. Sears

/s/ Barry J. West	Director	February 16, 2023
Barry J. West