Form 10-Q
period 2023-03-31
Iridium Communications Inc.
filed 2023-04-20
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 13, 2023 was 125,924,403.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,592	$168,770
Accounts receivable, net	100,636	82,273
Inventory	37,335	39,776
Prepaid expenses and other current assets	14,162	15,385
Total current assets	278,725	306,204
Property and equipment, net	2,383,570	2,433,305
Equity method investments	72,018	49,853
Other assets	95,150	122,072
Intangible assets, net	42,187	42,577
Total assets	$2,871,650	$2,954,011
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$16,500	$16,500
Accounts payable	23,674	21,372
Accrued expenses and other current liabilities	43,402	67,963
Deferred revenue	32,745	35,742
Total current liabilities	116,321	141,577
Long-term secured debt, net	1,467,601	1,470,685
Deferred income tax liabilities, net	142,704	151,569
Deferred revenue, net of current portion	44,049	45,265
Other long-term liabilities	15,385	16,360
Total liabilities	1,786,060	1,825,456
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 125,924 and 125,902 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	126	126
Additional paid-in capital	1,126,586	1,124,610
Accumulated deficit	(83,120)	(47,744)
Accumulated other comprehensive income, net of tax	41,998	51,563
Total stockholders’ equity	1,085,590	1,128,555
Total liabilities and stockholders’ equity	$2,871,650	$2,954,011

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Services	$139,349	$126,109
Subscriber equipment	41,676	33,744
Engineering and support services	24,248	8,366
Total revenue	205,273	168,219

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	36,605	24,098
Cost of subscriber equipment	27,139	20,505
Research and development	3,878	2,619
Selling, general and administrative	38,684	26,103
Depreciation and amortization	75,819	75,661
Total operating expenses	182,125	148,986
Operating income	23,148	19,233
Other expense, net:
Interest expense, net	(17,890)	(14,577)
Other income (expense), net	219	(8)
Total other expense, net	(17,671)	(14,585)
Income before income taxes	5,477	4,648
Income tax benefit (expense)	5,453	(1,824)
Loss on equity method investments	(1,155)	—
Net income	$9,775	$2,824
Weighted average shares outstanding - basic	127,058	130,298
Weighted average shares outstanding - diluted	128,738	131,842
Net income attributable to common stockholders per share - basic and diluted	$0.08	$0.02
Comprehensive income:
Net income	$9,775	$2,824
Foreign currency translation adjustments	91	1,275
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 6)	(9,656)	27,992
Comprehensive income	$210	$32,091

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2023						Three Months Ended March 31, 2022
			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	125,902	$126	$1,124,610	$51,563	$(47,744)	$1,128,555	131,342	$131	$1,154,058	$(7,052)	$140,810	$1,287,947
Stock-based compensation	—	—	14,446	—	—	14,446	—	—	8,939	—	—	8,939
Stock options exercised and awards vested	1,024	1	2,743	—	—	2,744	606	1	522	—	—	523
Stock withheld to cover employee taxes	(114)	—	(7,029)	—	—	(7,029)	(91)	—	(3,558)	—	—	(3,558)
Repurchases and retirements of common stock	(888)	(1)	(7,971)	—	(45,151)	(53,123)	(3,826)	(4)	(33,447)	—	(100,715)	(134,166)
Dividends	—	—	(213)	—	—	(213)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	91	—	91	—	—	—	1,275	—	1,275
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	(9,656)	—	(9,656)	—	—	—	27,992	—	27,992
Net income	—	—	—	—	9,775	9,775	—	—	—	—	2,824	2,824
Balances at end of period	125,924	$126	$1,126,586	$41,998	$(83,120)	$1,085,590	128,031	$128	$1,126,514	$22,215	$42,919	$1,191,776

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$9,775	$2,824
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(5,937)	1,160
Depreciation and amortization	75,819	75,661
Stock-based compensation (net of amounts capitalized)	12,766	8,240
Amortization of deferred financing fees	1,045	1,153
All other items, net	1,273	172
Changes in operating assets and liabilities:
Accounts receivable	(18,359)	(16,540)
Inventory	2,630	891
Prepaid expenses and other current assets	1,211	(3)
Other assets	1,047	1,236
Accounts payable	1,170	1,903
Accrued expenses and other current liabilities	(8,532)	(10,629)
Deferred revenue	(3,992)	644
Other long-term liabilities	(974)	(942)
Net cash provided by operating activities	68,942	65,770

Cash flows from investing activities:
Capital expenditures	(22,905)	(13,568)
Investment in related party	(10,000)	—
Net cash used in investing activities	(32,905)	(13,568)

Cash flows from financing activities:
Payments on the Term Loan	(4,125)	(4,125)
Repurchases of common stock	(53,123)	(134,166)
Proceeds from exercise of stock options	2,744	523
Tax payment upon settlement of stock awards	(7,029)	(3,558)
Payment of common stock dividend	(16,428)	—
Net cash used in financing activities	(77,961)	(141,326)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(254)	226
Net decrease in cash and cash equivalents, and restricted cash	(42,178)	(88,898)
Cash, cash equivalents, and restricted cash, beginning of period	168,770	320,913
Cash, cash equivalents, and restricted cash, end of period	$126,592	$232,015

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$18,774	$13,558
Income taxes paid, net	$903	$482

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$6,403	$2,518
Capitalized amortization of deferred financing costs	$66	$29
Capitalized stock-based compensation	$1,680	$699

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
Iridium Communications Inc. (the “Company”) has prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s operations are primarily conducted through, and its operating assets are owned by, its principal operating subsidiary, Iridium Satellite LLC, Iridium Satellite LLC’s immediate parent, Iridium Holdings LLC, and their respective subsidiaries. The accompanying condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All material intercompany transactions and balances have been eliminated.
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022, as filed with the SEC on February 16, 2023.
2. Significant Accounting Policies
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
The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of March 31, 2023 and December 31, 2022: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents may include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. The Company did not hold any Level 3 assets as of March 31, 2023 or December 31, 2022. In determining fair value, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets.
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
The following table summarizes the Company’s inventory balances:

	March 31, 2023	December 31, 2022
	(In thousands)
Finished goods	$18,084	$17,964
Raw materials	20,380	23,014
Inventory valuation reserve	(1,129)	(1,202)
Total	$37,335	$39,776
Commitments
During 2022, the Company entered into agreements with Space Exploration Technology Corp. and Thales Alenia Space France for launch and related services, to launch up to five of the Company’s ground spare satellites. The contract price under these agreements is approximately $40.0 million in the aggregate. As of March 31, 2023, the Company had made aggregate payments of $11.4 million related to these services, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets. The Company currently expects the launch to occur in mid-2023.
Derivative Financial Instruments
The Company uses derivatives (interest rate swap, swaption and cap) to manage its exposure to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the condensed consolidated balance sheets within other current liabilities and other assets. When the Company’s derivatives are designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income within the Company’s condensed consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of a derivative’s change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings. Within the condensed consolidated statements of operations and comprehensive income, the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item used for any gains or losses associated with the hedged items. Cash flows from hedging activities are included in operating activities within the Company’s condensed consolidated statements of cash flows, which is the same category as the item being hedged. See Note 6 for further information.
3. Cash and Cash Equivalents
Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents balances:

	March 31, 2023	December 31, 2022	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$23,638	$16,247
Money market funds	102,954	152,523	Level 2
Total cash and cash equivalents	$126,592	$168,770

4. Leases
Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently estimated to be approximately 12.5 years from their in-service date. Lease income related to these agreements was $5.4 million for each of the three months ended March 31, 2023 and 2022. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
Aireon has made payments to the Company pursuant to its hosting agreement, and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at March 31, 2023, exclusive of the $5.4 million recognized during the three months ended March 31, 2023, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2023	$16,084
2024	21,445
2025	21,445
2026	21,445
2027	21,445
Thereafter	56,017
Total lease income	$157,881
5. Debt
Term Loan and Revolving Facility
Pursuant to a loan agreement (as amended to date, the “Credit Agreement”), the Company previously entered into a term loan totaling $1,650.0 million in aggregate principal amount with Deutsche Bank AG (the “Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Term Loan has been repriced on multiple occasions and in December 2022 the Term Loan was amended to replace the original LIBOR base interest rate with SOFR. The Term Loan now bears interest at an annual rate of adjusted SOFR (SOFR plus 0.10%) plus 2.50%, with a 0.75% adjusted SOFR floor. The Company typically selects a one-month interest period, resulting in interest expense incurred using one-month term SOFR. All other terms of the Term Loan remain unchanged, including maturity of the Term Loan in November 2026. The interest rate on the Revolving Facility was also modified to use adjusted SOFR as the base rate beginning December 30, 2022. The Revolving Facility now bears interest at an annual rate of adjusted SOFR plus 3.75%, with no adjusted SOFR floor, and a maturity date in November 2024. Principal payments equal $16.5 million per annum (one percent of the full principal amount of the Term Loan), which are paid quarterly, with the remaining principal due upon maturity.
In the fourth quarter of 2022, the Company prepaid $100.0 million of principal on the Term Loan. As of March 31, 2023 and December 31, 2022, the Company reported an aggregate of $1,500.5 million and $1,504.6 million in borrowings under the Term Loan, respectively. These amounts do not include $16.4 million and $17.4 million of net unamortized deferred financing costs as of March 31, 2023 and December 31, 2022, respectively. The net principal balance in borrowings in the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 amounted to $1,484.1 million and $1,487.2 million, respectively. As of March 31, 2023 and December 31, 2022, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan was $1,501.4 million and $1,494.3 million, respectively. The Company had not borrowed under the Revolving Facility as of March 31, 2023 or December 31, 2022.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA” as defined in the Credit Agreement) and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. As of December 31, 2022, the Company was below the specified leverage ratio, and a mandatory prepayment sweep was therefore not required.

The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of March 31, 2023.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Total interest incurred	$21,336	$15,303
Amortization of deferred financing fees	$1,111	$1,182
Capitalized interest	$1,330	$389
As of each of March 31, 2023 and December 31, 2022, accrued interest on the Term Loan was $0.3 million.
6. Derivative Financial Instruments
The Company is exposed to interest rate fluctuations related to its Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rate by entering into offsetting positions through the use of hedging instruments. This will reduce the negative impact of increases in the variable rate over the term of the derivative contracts. These contracts are not used for trading or other speculative purposes. Historically, the Company has not incurred, and does not expect to incur in the future, any losses as a result of counterparty default.
Interest Rate Cap
In July 2021, the Company entered into an interest rate cap contract (the “Cap”), which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through the maturity of the Term Loan in November 2026. In December 2022, the Company modified the Cap to replace the LIBOR base rate with SOFR, consistent with the amendment to the Term Loan. With the change from LIBOR to SOFR, the Company received a credit risk adjustment of 0.064%. The modified Cap now provides the Company with the right to receive payment from the counter-party if one-month SOFR exceeds 1.436%. Prior to the modification the Company received payment under the terms of the Cap if one-month LIBOR exceeded 1.5%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of March 31, 2023 and December 31, 2022.
The Cap is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. The Company designated the Cap as a cash flow hedge of the variability of the SOFR-based interest payments on the Term Loan. The effective portion of the Cap’s change in fair value will be recorded in accumulated other comprehensive income. Any ineffective portion of the Cap’s change in fair value will be recorded in current earnings as interest expense.
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
Fair Value of Derivative Instruments
As of March 31, 2023 and December 31, 2022, the Company had an asset balance of $79.1 million and $92.3 million, respectively, for the fair value of the Cap and a liability balance of $10.5 million and $11.0 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets.
During each of the three months ended March 31, 2023 and March 31, 2022, the Company collectively incurred $0.8 million, in interest expense for the Cap premium. Interest expense was reduced by $7.7 million for the three months ended March 31, 2023, for payments received related to the Cap. The Company did not receive payments related to the Cap for the three months ended March 31, 2022.
Gains and losses resulting from fair value adjustments to the Cap are recorded within accumulated other comprehensive income within the Company’s condensed consolidated balance sheets and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the derivative contracts are included in cash flows from operating activities on the condensed consolidated statements of cash flows. Over the next 12 months, the Company expects any gains or losses for cash flow hedges amortized from accumulated other comprehensive income into earnings to have an immaterial impact on the Company’s consolidated financial statements.
The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Unrealized gain (loss), net of tax	$(9,656)	$27,992
Tax expense (benefit)	$(2,936)	$8,455
7. Stock-Based Compensation
In May 2019, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of March 31, 2023, the remaining aggregate number of shares available for future grants under the Amended 2015 Plan was 6,181,382. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
Restricted Stock Units
The RSUs granted to employees for service generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued employment. The RSUs granted to non-employee members of the Board of Directors generally vest in full on the first anniversary of the grant date. The RSUs granted to non-employee consultants generally vest 50% on the first anniversary of the grant date, with the remaining 50% vesting quarterly thereafter through the second anniversary of the grant date. The Company’s RSUs are classified as equity awards because the RSUs will be settled in the Company’s common stock upon vesting. The fair value of the RSUs is determined at the grant date based on the closing price of the Company’s common stock on the date of grant. The related compensation expense is recognized over the service period, or shorter periods based on the retirement eligibility of certain grantees, and is based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. The RSUs do not carry voting rights until they are vested, but certain unvested RSUs are entitled to accrue dividends, and shares are issued upon settlement in accordance with the terms of the award.

RSU Summary
The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2022	2,970	$31.60
Granted	989	59.47
Forfeited	(20)	38.59
Released	(656)	37.09
Outstanding at March 31, 2023	3,283	$38.85
Vested and unreleased at March 31, 2023 (1)	793

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2021	2,550	$25.80
Granted	976	39.12
Forfeited	(68)	28.49
Released	(550)	33.91
Outstanding at March 31, 2022	2,908	$28.67
Vested and unreleased at March 31, 2022 (1)	882
(1)     These RSUs were granted to the Company’s Board of Directors as a part of their compensation for board and committee service, as detailed below, and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released pursuant to the terms of the applicable compensation program.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. In addition, some members of the Company’s Board of Directors may elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 44,000 and 54,000 service-based RSUs were granted to the Company’s non-employee members of the Board of Directors as a result of these payments and elections during the three months ended March 31, 2023 and 2022, respectively, with an estimated grant date fair value of $2.3 million and $2.1 million, respectively.
During the three months ended March 31, 2023 and 2022, the Company granted approximately 563,000 and 673,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $34.0 million and $26.4 million, respectively.
Performance-Based RSUs
In March 2023 and 2022, the Company granted approximately 193,000 and 248,000 annual incentive, performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $11.9 million and $9.7 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals over the respective fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2023 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s Board of Directors and, if such goals are achieved, the 2023 Bonus RSUs will vest, subject to continued employment, in March 2024. Substantially all of the 2022 Bonus RSUs vested in March 2023 upon the determination of the level of achievement of the performance goals.
Additionally, in March 2023 and 2022, the Company granted approximately 134,000 and 167,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs for the 2023 and 2022 grants was $8.2 million and $6.5 million, respectively. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date, which may be accelerated based on the retirement eligibility of certain grantees. During March 2023, the Company awarded approximately 55,000 additional shares related to performance-based RSUs granted to the Company’s executives in 2021 for over-achievement of performance targets. During March 2022, approximately 50,000 shares underlying performance-based RSUs granted to the Company’s executives in 2020 were forfeited for performance targets not fully achieved.
Stock Option Awards
The stock option awards granted to employees generally (i) have a term of ten years, (ii) vest over four years with 25% vesting after the first year of service and the remainder vesting ratably on a quarterly basis thereafter, (iii) are contingent upon employment on the vesting date, and (iv) have an exercise price equal to the fair market value of the underlying shares at the date of grant. The fair value of stock options was determined at the grant date using the Black-Scholes option pricing model. The Company historically granted stock options to newly hired and promoted employees but now exclusively utilizes RSUs. The Company did not grant any stock options during the three months ended March 31, 2023 or 2022.
Option Summary
A summary of the activity of the Company’s stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2022	1,185	$9.97	2.64	$49,094
Cancelled or expired	(3)	10.25
Exercised	(368)	7.46		$19,993
Options outstanding and exercisable at March 31, 2023	814	$11.10	2.90	$41,365

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2021	1,681	$9.35	3.28	$53,698
Exercised	(56)	9.10		$1,666
Forfeited	(1)	18.45
Options outstanding at March 31, 2022	1,624	$9.35	3.09	$50,305
Options exercisable at March 31, 2022	1,573	$8.98	2.98	$49,318
Options exercisable and expected to vest at March 31, 2022	1,624	$9.35	3.09	$50,298

8. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have converted to common stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, there were no outstanding shares of preferred stock.
Dividends
Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In December 2022, the Company’s Board of Directors approved a dividend of $0.13 per share of common stock, which was paid on March 30, 2023 to stockholders of record as of March 15, 2023, resulting in a $16.4 million payment in aggregate. The Company’s liability related to dividends on unvested common shares was $0.4 million as of March 31, 2023.
Share Repurchases and Retirement
In February 2021, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of its common stock through December 31, 2022. In March 2022, the Board of Directors expanded the authorization of the repurchase program to include up to an additional $300.0 million of its common stock through December 31, 2023. This timeframe can be extended or shortened by the Board of Directors. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The Company records share repurchases at cost, which includes broker commissions and related excise taxes. All shares are immediately retired upon repurchase in accordance with the board-approved policy. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings. The portion to be allocated to additional paid-in capital is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of the date of retirement.
The Company repurchased and subsequently retired 0.9 million and 3.8 million shares of its common stock during the three months ended March 31, 2023 and 2022, respectively, for a total purchase price of $53.1 million and $134.2 million, respectively. As of March 31, 2023, $126.5 million remained available and authorized for repurchase under this program.
9. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Commercial services revenue:
Voice and data	$52,448	$44,883
IoT data	31,950	28,441
Broadband	13,448	11,514
Hosted payload and other data	15,003	14,771
Total commercial services revenue	112,849	99,609
Government services revenue	26,500	26,500
Total services revenue	$139,349	$126,109

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Commercial	$5,686	$1,111
Government	18,562	7,255
Total engineering and support services revenue	$24,248	$8,366
Approximately 28% and 25% of the Company’s accounts receivable balance at March 31, 2023 and December 31, 2022, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government.
The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $14.3 million and $9.4 million for the three months ended March 31, 2023 and 2022, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	March 31, 2023	December 31, 2022
	(In thousands)
Contract Assets:
Commissions	$1,042	$1,258
Other contract costs	$2,179	$2,255
10. Income Taxes
Income before income taxes was $5.5 million for the three months ended March 31, 2023, while the income tax benefit was $5.5 million. The effective tax rate was (99.6)% which differed from the federal statutory rate of 21% primarily due to the discrete tax benefit associated with stock compensation partially offset by tax expense associated with nondeductible executive compensation.
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
11. Net Income Per Share
The Company calculates basic net income per share by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In periods of net income, diluted net income per share takes into account the effect of potential dilutive common shares when the effect is dilutive. Potentially dilutive common shares include (i) shares of common stock issuable upon exercise of outstanding stock options and (ii) contingently issuable RSUs that are convertible into shares of common stock upon achievement of certain service and performance requirements. The effect of potentially dilutive common shares is computed using the treasury stock method

The following table summarizes the computations of basic and diluted net income per share:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Numerator:
Net income - basic and diluted	$9,775	$2,824

Denominator:
Weighted average common shares — basic	127,058	130,298
Dilutive effect of stock options	698	1,012
Dilutive effect of RSUs	982	532
Weighted average common shares — diluted	128,738	131,842

Net income per share - basic and diluted	$0.08	$0.02
The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Service-based RSUs	102	277
12. Related Party Transactions
Aireon LLC and Aireon Holdings LLC
The Company’s satellite constellation hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers. The Company formed Aireon in 2011, with subsequent investments from the air navigation service providers (“ANSPs”) of Canada, Italy, Denmark, Ireland and the United Kingdom, to develop and market this service. The Company and other Aireon investors hold their interests in Aireon Holdings LLC (“Aireon Holdings”) through an amended and restated LLC agreement (the “Aireon Holdings LLC Agreement”). Aireon Holdings holds 100% of the membership interests in Aireon, which is the operating entity.
In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximate 6% preferred membership interest. The Company’s investment in Aireon is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon was $47.9 million as of March 31, 2023. The original investments by the Company were previously written down to a carrying value of zero.
At each of March 31, 2023 and December 31, 2022, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.
Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to an agreement with Aireon (the “Hosting Agreement”), Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $78.5 million had been paid as of March 31, 2023. These fees will be recognized over the life of the satellites, or approximately $16.0 million per year. Additionally, Aireon pays power fees of up to approximately $3.7 million per year. Aireon also pays data services fees of $19.8 million per year for the delivery of the air traffic surveillance data under a data transmission services agreement. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement an operating lease. The Company recognized $4.0 million of hosting fee revenue for each of the three months ended March 31, 2023 and 2022. Aireon unbilled receivables under the Hosting Agreement totaled $3.6 million as of March 31, 2023. There were no such receivables as of December 31, 2022. The Company recorded power and data service revenue from Aireon of $5.9 million for each of the three months ended March 31, 2023 and 2022.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.0 million and $2.2 million as of March 31, 2023 and December 31, 2022, respectively.
The Company and the other Aireon investors have agreed to participate pro-rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $10.7 million. No bridge loan amounts were outstanding as of March 31, 2023 or December 31, 2022.
Satelles
In the first quarter of 2023, the Company entered into a stock purchase agreement with Satelles LLC (“Satelles”) and invested $10.0 million (in addition to its previous investment). The total investment in Satelles is now accounted for as an equity method investment. The carrying value of the Company’s equity investment in Satelles was approximately $23.3 million as of March 31, 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 16, 2023 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 16, 2023, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview of Our Business
We are engaged primarily in providing mobile voice and data communications services using a constellation of orbiting satellites. We are the only commercial provider of communications services offering true global coverage, connecting people, organizations and assets to and from anywhere, in real time. Our low-earth orbit, L-band satellite network provides reliable, weather-resilient communications services to regions of the world where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.
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
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 90 service providers, 300 value-added resellers, or VARs, and 85 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services targeting specific lines of business.
In January 2023, we announced that we entered into an agreement with Qualcomm Technologies, Inc. to enable satellite messaging and emergency services in smartphones powered by Qualcomm’s Snapdragon® Mobile Platforms. This agreement is aimed to support our satellite services in a variety of smartphone brands and has the potential to expand our services to other consumer devices in the future.
At March 31, 2023, we had approximately 2,051,000 billable subscribers worldwide, representing an increase of 15% from approximately 1,781,000 billable subscribers at March 31, 2022. We have a diverse customer base, with end users in the following lines of business: land mobile, Internet of Things, or IoT, maritime, aviation and government.
During 2022, we entered into agreements with Space Exploration Technology Corp. and Thales Alenia Space France for launch and related services, to launch up to five of our ground spare satellites. We currently expect the launch to occur in mid-2023.

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

Comparison of Our Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,				Change
	2023	% of Total Revenue	2022	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$139,349	68%	$126,109	75%	$13,240	10%
Subscriber equipment	41,676	20%	33,744	20%	7,932	24%
Engineering and support services	24,248	12%	8,366	5%	15,882	190%
Total revenue	205,273	100%	168,219	100%	37,054	22%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	36,605	18%	24,098	14%	12,507	52%
Cost of subscriber equipment	27,139	13%	20,505	12%	6,634	32%
Research and development	3,878	2%	2,619	2%	1,259	48%
Selling, general and administrative	38,684	19%	26,103	16%	12,581	48%
Depreciation and amortization	75,819	37%	75,661	45%	158	—%
Total operating expenses	182,125	89%	148,986	89%	33,139	22%
Operating income	23,148	11%	19,233	11%	3,915	20%

Other expense:
Interest expense, net	(17,890)	(8)%	(14,577)	(8)%	(3,313)	23%
Other income (expense), net	219	—%	(8)	—%	227	(2,838)%
Total other expense, net	(17,671)	(8)%	(14,585)	(8)%	(3,086)	21%
Income before income taxes	5,477	3%	4,648	3%	829	18%
Income tax benefit (expense)	5,453	3%	(1,824)	(1)%	7,277	(399)%
Loss on equity method investments	(1,155)	(1)%	—	—%	(1,155)	—%
Net income	$9,775	5%	$2,824	2%	$6,951	246%

Revenue
Commercial Service Revenue

	Three Months Ended March 31,
	2023			2022			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$52.4	395	$44	$44.9	378	$40	$7.5	17	$4
IoT data	32.0	1,501	7.22	28.4	1,243	7.78	3.6	258	(0.56)
Broadband (3)	13.4	15.5	294	11.5	13.5	288	1.9	2.0	6
Hosted payload and other data	15.0	N/A		14.8	N/A		0.2	N/A
Total commercial services	$112.8	1,912		$99.6	1,635		$13.2	277
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
For the three months ended March 31, 2023, total commercial services revenue increased $13.2 million, or 13%, from the prior year period primarily as a result of increases in voice and data, IoT and broadband. These increases were driven primarily by increases in billable subscribers across all commercial service lines and higher ARPU in commercial voice and data and broadband. Commercial voice and data revenue increased $7.5 million, or 17%, for the three months ended March 31, 2023, compared to the same period of the prior year, primarily due to an increase in ARPU resulting from certain price increases in access fees and increased volume across all postpaid and prepaid voice and data services. Commercial IoT revenue increased $3.6 million, or 12%, for the three months ended March 31, 2023, compared to the same period of the prior year, driven by a 21% increase in IoT billable subscribers primarily due to continued strength in consumer personal communications devices. The effect on revenue of increased subscribers was partially offset by a 7% reduction in IoT ARPU, primarily due to the shifting mix of subscribers using lower ARPU plans, including the increased proportion of personal communications subscribers. Commercial broadband revenue increased $1.9 million, or 17%, for the three months ended March 31, 2023, compared to the prior year period, due to the increase in broadband billable subscribers and an increase in ARPU associated with the increase in the mix of subscribers utilizing higher ARPU Iridium Certus broadband plans. Hosted payload and other data service revenue remained relatively flat compared to the prior year period.
Government Service Revenue

	Three Months Ended March 31,
	2023		2022		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$26.5	139	$26.5	146	$—	(7)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the three months ended March 31, 2023, revenue was unchanged from the prior year period, in accordance with the contract.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $7.9 million, or 24%, for the three months ended March 31, 2023, compared to the prior year period, primarily due to an increase in the volume of handset sales.
Engineering and Support Service Revenue

	Three Months Ended March 31,
	2023	2022	Change
	(In millions)
Commercial engineering and support services	$5.7	$1.1	$4.6
Government engineering and support services	18.5	7.3	11.2
Total engineering and support services	$24.2	$8.4	$15.8
Engineering and support service revenue increased by $15.8 million, or 190%, for the three months ended March 31, 2023, compared to the prior year period, primarily due to increased work under certain government contracts, primarily the contract awarded by the Space Development Agency, or the SDA. Based on the SDA contract, we expect engineering and support service revenue, as well as associated expenses, to be higher than prior years for the remainder of 2023 and throughout the life of the SDA contract. Additionally, commercial engineering and support services revenue increased primarily due to direct-to-device technology development.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $12.5 million, or 52%, for the three months ended March 31, 2023 from the prior year period, primarily as a result of the increase in work under certain government projects, including the SDA contract as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment increased by $6.6 million, or 32%, for the three months ended March 31, 2023, compared to the prior year period primarily due to the significant increase in volume of device sales, as described above. The percentage increase in subscriber equipment costs exceeded the percentage increase in subscriber equipment revenue primarily due to an increase in inventory component costs and product mix.
Research and Development
Research and development expenses increased by $1.3 million, or 48%, for the three months ended March 31, 2023, compared to the prior year period based on increased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $12.6 million, or 48%, for the three months ended March 31, 2023, compared to the prior year period, primarily due to personnel costs from increased headcount and higher employee stock compensation expense, increased spend related to our channel partner conference, and fees for professional services incurred in the current year quarter as compared to the prior year quarter. We expect selling, general and administrative expense for the full year 2023 to increase by approximately 20% compared to the prior year due to higher incentive costs, including equity compensation costs and a larger workforce.
Depreciation and Amortization
Depreciation and amortization expense remained relatively flat compared to the prior year period. We anticipate depreciation and amortization expense to remain relatively consistent from quarter to quarter based on our anticipated capital expenditures.

Other Expense
Interest Expense, Net
Interest expense, net increased $3.3 million for the three months ended March 31, 2023, compared to the prior year quarter. The increase resulted primarily from increases in the base rate on our Term Loan, offset in part by an increase in interest income on invested cash balances.
Income Taxes
For the three months ended March 31, 2023, our income tax benefit was $5.5 million, compared to income tax expense of $1.8 million for the prior year period. The increase in income tax benefit is primarily related to the net impact of increased stock compensation tax benefit partially offset by tax expense from increased nondeductible executive compensation.
Net Income
Net income was $9.8 million for the three months ended March 31, 2023, compared to net income of $2.8 million for the prior year period. The change was primarily the result of the $7.3 million increase in tax benefit and the $3.9 million increase in operating income, offset by the $3.3 million increase in interest expense, net.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations, cash and cash equivalents on hand and our Revolving Facility. These sources are expected to meet our short-term and long-term liquidity needs for (i) required principal and interest on the Term Loan, (ii) capital expenditures including expected costs in connection with the launch of ground spare satellites, (iii) working capital, (iv) share repurchases under the program authorized by our Board of Directors, and (v) anticipated cash dividend payments to holders of our common stock.
As of March 31, 2023, our total cash and cash equivalents balance was $126.6 million, down from $168.8 million as of December 31, 2022, principally as a result of the $53.1 million in repurchases of our common stock, $22.9 million in capital expenditures and $16.4 million in dividends paid, offset by internally generated cash flows from operations.
Term Loan
We previously borrowed a total of $1,650.0 million in aggregate principal amount under a term loan with various lenders administered by Deutsche Bank AG, or the Term Loan, with an accompanying $100.0 million revolving loan available to us, or the Revolving Facility. Both facilities are under a credit agreement with the lenders, or the Credit Agreement. The Term Loan has been repriced on multiple occasions and in December 2022 the Term Loan was amended to replace the original LIBOR base interest rate with SOFR. The Term Loan now bears interest at an annual rate of adjusted SOFR (SOFR plus 0.10%) plus 2.50%, with a 0.75% adjusted SOFR floor. We typically select a one-month interest period, with the result that interest is calculated using one-month SOFR. All other terms of the Term Loan remain the same, including maturity in November 2026. The Revolving Facility was also modified to use adjusted SOFR as the base rate beginning December 30, 2022. All other material terms remain unchanged. The Revolving Facility now bears interest at an annual rate of adjusted SOFR plus 3.75% (but without an adjusted SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, and a maturity date in November 2024. See Note 5 to the condensed consolidated financial statements included in this report for further discussion of the Term Loan and Revolving Facility.
In the fourth quarter of 2022, we prepaid $100.0 million of principal on the Term Loan. As of March 31, 2023, we reported an aggregate balance of $1,500.5 million in borrowings under the Term Loan, before $16.4 million of net deferred financing costs, for a net principal balance of $1,484.1 million outstanding in our condensed consolidated balance sheet. We have not drawn on our Revolving Facility.
Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of March 31, 2023.
The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions based on achievement and maintenance of specified leverage ratios, for, among other things, incurring indebtedness and liens and making investments, restricted payments for dividends and share repurchases, and payments of subordinated indebtedness. The Credit Agreement permits repayment, prepayment, and repricing transactions and requires quarterly principal payments of 0.25% (or $16.5 million per year). The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement), which is phased out based on achievement and maintenance of specified leverage ratios. As of December 31, 2022, our leverage ratio was below the specified level, and we were not required to make a mandatory prepayment with respect to 2022 cash flows.
Contractual Obligations
As of March 31, 2023, we had non-cancelable purchase obligations of approximately $50.3 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during 2023, decreased $6.6 million from the end of 2022 primarily due to recovery from supply-chain constraints experienced during 2022.
Our only material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2026, which is expected to be $1,455.1 million. We expect to refinance this amount at or prior to maturity.
Dividends
On December 8, 2022, our Board of Directors initiated a quarterly dividend and declared a quarterly cash dividend in the amount of $0.13 per share of common stock, resulting in a payment of $16.4 million on March 30, 2023. While we expect to continue regular cash dividends, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2023	2022	Change
	(In thousands)
Cash provided by operating activities	$68,942	$65,770	$3,172
Cash used in investing activities	$(32,905)	$(13,568)	$(19,337)
Cash used in financing activities	$(77,961)	$(141,326)	$63,365
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2023 increased $3.2 million from the prior year period. Net income, as adjusted for non-cash activities, improved by $5.5 million over the prior year, primarily as a result of improved profitability. This was offset by a decrease in working capital of approximately $2.3 million. Cash flows from working capital decreased primarily related to an increase in the recognition of deferred revenue and an increase in accounts receivable due to the increase in work under certain government projects.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 increased by $19.3 million as compared to the prior year period, primarily as a result of the $10.0 million investment in Satelles and increased capital expenditures, primarily related to the timing of payments for the launch of our remaining ground spares. We now expect our capital expenditures to average approximately $50.0 million to $60.0 million per year until 2029, excluding expected costs in connection with the launch of ground spare satellites, up from our previous estimate of $40.0 million per year, due to inflation, network efficiency and business development opportunities.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 decreased by $63.4 million compared to the prior year period primarily due to a decrease in repurchases of our common stock, offset in part by common stock dividends paid in 2023 (see Note 8).
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of property and equipment, long-lived assets and other intangible assets, deferred financing costs, income taxes, stock-based compensation, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 16, 2023.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,500.5 million under the Term Loan as of March 31, 2023. Under our Term Loan, we pay interest at an annual rate equal to adjusted SOFR (SOFR plus 0.10%), plus 2.5%, with a 0.75% adjusted SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.25 million related to the unhedged portion of the Term Loan.
We have not borrowed under our Revolving Facility. Accordingly, although the Revolving Facility bears interest at SOFR plus 3.75%, without a SOFR floor, if and as drawn, we are not currently exposed to fluctuations in interest rates with respect to our Revolving Facility.
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, as well as accounts receivable. We maintain our cash and cash equivalents with financial institutions with high credit ratings and maintain deposits in excess of federally insured limits. The majority of our cash is invested into a money market fund invested in U.S. treasuries, agency mortgage-backed securities and/or U.S. government-guaranteed debt. Accounts receivable are due from both domestic and international customers. We perform credit evaluations of our customers’ financial condition and record reserves to provide for estimated credit losses. Accounts payable are owed to both domestic and international vendors.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
There are no material pending legal proceedings, other than routine litigation incidental to our business.

ITEM 1A.     RISK FACTORS.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 16, 2023.
There have been no material changes from the risk factors described in the Annual Report.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1-31	—	—	—	$179.6 million
February 1-28	66,576	$62.02	66,576	$175.5 million
March 1-31	820,994	$59.66	820,994	$126.5 million
Total	887,570	$59.84	887,570	—
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

10.2*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan.
10.3*	Iridium Communications Inc. 2023 Performance Bonus Plan.
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the Securities and Exchange Commission on April 20, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 and 2022;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: April 20, 2023