Form 10-Q
period 2023-06-30
Iridium Communications Inc.
filed 2023-07-25
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 18, 2023 was 125,050,662.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,456	$168,770
Accounts receivable, net	92,147	82,273
Inventory	55,762	39,776
Prepaid expenses and other current assets	17,317	15,385
Total current assets	268,682	306,204
Property and equipment, net	2,290,988	2,433,305
Equity method investments	70,355	49,853
Other assets	108,510	122,072
Intangible assets, net	41,933	42,577
Total assets	$2,780,468	$2,954,011
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$16,500	$16,500
Accounts payable	24,848	21,372
Accrued expenses and other current liabilities	48,980	67,963
Deferred revenue	33,913	35,742
Total current liabilities	124,241	141,577
Long-term secured debt, net	1,464,536	1,470,685
Deferred income tax liabilities, net	133,322	151,569
Deferred revenue, net of current portion	43,262	45,265
Other long-term liabilities	14,914	16,360
Total liabilities	1,780,275	1,825,456
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 125,045 and 125,902 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	125	126
Additional paid-in capital	1,118,623	1,124,610
Accumulated deficit	(170,482)	(47,744)
Accumulated other comprehensive income, net of tax	51,927	51,563
Total stockholders’ equity	1,000,193	1,128,555
Total liabilities and stockholders’ equity	$2,780,468	$2,954,011

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Services	$145,142	$132,861	$284,491	$258,970
Subscriber equipment	27,376	33,759	69,052	67,503
Engineering and support services	20,590	8,299	44,838	16,665
Total revenue	193,108	174,919	398,381	343,138

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	35,432	25,320	72,037	49,418
Cost of subscriber equipment	16,113	21,471	43,252	41,976
Research and development	5,626	2,986	9,504	5,605
Selling, general and administrative	37,339	28,662	76,023	54,765
Depreciation and amortization	114,569	75,681	190,388	151,342
Total operating expenses	209,079	154,120	391,204	303,106
Operating income (loss)	(15,971)	20,799	7,177	40,032
Other expense, net:
Interest expense, net	(18,723)	(14,780)	(36,613)	(29,357)
Other income (expense), net	419	(220)	638	(228)
Total other expense, net	(18,304)	(15,000)	(35,975)	(29,585)
Income (loss) before income taxes	(34,275)	5,799	(28,798)	10,447
Income tax benefit (expense)	5,211	(1,242)	10,664	(3,066)
Loss on equity method investments	(1,677)	—	(2,832)	—
Net income (loss)	$(30,741)	$4,557	$(20,966)	$7,381
Weighted average shares outstanding - basic	126,239	128,351	126,569	129,355
Weighted average shares outstanding - diluted	126,239	129,611	126,569	130,811
Net income (loss) attributable to common stockholders per share - basic and diluted	$(0.24)	$0.04	$(0.17)	$0.06
Comprehensive income (loss):
Net income (loss)	$(30,741)	$4,557	$(20,966)	$7,381
Foreign currency translation adjustments	(132)	(794)	(41)	481
Unrealized gain on cash flow hedges, net of tax (see Note 6)	10,061	10,442	405	38,434
Comprehensive income (loss)	$(20,812)	$14,205	$(20,602)	$46,296

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2023						Three Months Ended June 30, 2022
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	125,924	$126	$1,126,586	$(83,120)	$41,998	$1,085,590	128,031	$128	$1,126,514	$42,919	$22,215	$1,191,776
Stock-based compensation	—	—	18,661	—	—	18,661	—	—	10,440	—	—	10,440
Stock options exercised and awards vested	248	—	934	—	—	934	130	—	147	—	—	147
Stock withheld to cover employee taxes	(16)	—	(888)	—	—	(888)	(13)	—	(466)	—	—	(466)
Repurchases and retirements of common stock	(1,111)	(1)	(10,020)	(56,621)	—	(66,642)	(969)	(1)	(8,532)	(26,465)	—	(34,998)
Dividends	—	—	(16,650)	—	—	(16,650)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	(132)	(132)	—	—	—	—	(794)	(794)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	10,061	10,061	—	—	—	—	10,442	10,442
Net income (loss)	—	—	—	(30,741)	—	(30,741)	—	—	—	4,557	—	4,557
Balances at end of period	125,045	$125	$1,118,623	$(170,482)	$51,927	$1,000,193	127,179	$127	$1,128,103	$21,011	$31,863	$1,181,104

	Six Months Ended June 30, 2023						Six Months Ended June 30, 2022
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock						Common Stock
	Shares	Amount					Shares	Amount
Balances at beginning of period	125,902	$126	$1,124,610	$(47,744)	$51,563	$1,128,555	131,342	$131	$1,154,058	$140,810	$(7,052)	$1,287,947
Stock-based compensation	—	—	33,107	—	—	33,107	—	—	19,379	—	—	19,379
Stock options exercised and awards vested	1,272	1	3,677	—	—	3,678	736	1	669	—	—	670
Stock withheld to cover employee taxes	(130)	—	(7,917)	—	—	(7,917)	(104)	—	(4,024)	—	—	(4,024)
Repurchases and retirements of common stock	(1,999)	(2)	(17,991)	(101,772)	—	(119,765)	(4,795)	(5)	(41,979)	(127,180)	—	(169,164)
Dividends	—	—	(16,863)	—	—	(16,863)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	(41)	(41)	—	—	—	—	481	481
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	405	405	—	—	—	—	38,434	38,434
Net income (loss)	—	—	—	(20,966)	—	(20,966)	—	—	—	7,381	—	7,381
Balances at end of period	125,045	$125	$1,118,623	$(170,482)	$51,927	$1,000,193	127,179	$127	$1,128,103	$21,011	$31,863	$1,181,104

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(20,966)	$7,381
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(18,405)	2,364
Depreciation and amortization	190,388	151,342
Stock-based compensation (net of amounts capitalized)	29,557	17,924
Amortization of deferred financing fees	2,106	2,319
All other items, net	2,971	194
Changes in operating assets and liabilities:
Accounts receivable	(9,922)	(11,230)
Inventory	(15,657)	1,545
Prepaid expenses and other current assets	(2,006)	(1,002)
Other assets	880	828
Accounts payable	2,469	(1,129)
Accrued expenses and other current liabilities	(887)	(6,692)
Deferred revenue	(3,092)	3,577
Other long-term liabilities	(1,446)	(1,856)
Net cash provided by operating activities	155,990	165,565

Cash flows from investing activities:
Capital expenditures	(45,287)	(31,018)
Investment in related party	(10,000)	(50,000)
Net cash used in investing activities	(55,287)	(81,018)

Cash flows from financing activities:
Payments on the Term Loan	(8,250)	(8,250)
Repurchases of common stock	(119,765)	(169,164)
Proceeds from exercise of stock options	3,678	670
Tax payment upon settlement of stock awards	(7,917)	(4,024)
Payment of common stock dividends	(32,687)	—
Net cash used in financing activities	(164,941)	(180,768)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(1,076)	2,505
Net decrease in cash and cash equivalents, and restricted cash	(65,314)	(93,716)
Cash, cash equivalents, and restricted cash, beginning of period	168,770	320,913
Cash, cash equivalents, and restricted cash, end of period	$103,456	$227,197

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$38,028	$27,587
Income taxes paid, net	$1,894	$938

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$4,109	$4,747
Dividends declared but not paid	775	$—
Capitalized stock-based compensation	$3,548	$1,455

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation and Principles of Consolidation
Iridium Communications Inc. (the “Company”) prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company’s operations are primarily conducted through, and its operating assets are owned by, its principal operating subsidiary, Iridium Satellite LLC, Iridium Satellite LLC’s immediate parent, Iridium Holdings LLC, and their respective subsidiaries. The accompanying condensed consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All material intercompany transactions and balances have been eliminated.
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
The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of June 30, 2023 and December 31, 2022: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents may include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. The Company did not hold any Level 3 assets as of June 30, 2023 or December 31, 2022. In determining fair value, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets.
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
The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases, such as teleport network facilities, the Company elects the practical expedient to combine lease and non-lease components as a single lease component. Taxes assessed on leases in which the Company is either a lessor or lessee are excluded from contract consideration and variable payments when measuring new lease contracts or remeasuring existing lease contracts.
Inventory
Inventory consists primarily of finished goods and raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment to third-party manufacturers and purchases accessories from third-party suppliers. The Company’s cost of inventory includes an allocation of overhead, including payroll and payroll-related costs of employees directly involved in bringing inventory to its existing condition, and freight. Inventories are valued using the weighted average cost method and are carried at the lower of cost or net realizable value.
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
The following table summarizes the Company’s inventory balances:

	June 30, 2023	December 31, 2022
	(In thousands)
Finished goods	$31,866	$17,964
Raw materials	24,800	23,014
Inventory valuation reserve	(904)	(1,202)
Total	$55,762	$39,776
Property and Equipment
The Company assesses its long-lived assets for impairment when indicators of impairment are present. During the quarter ended June 30, 2023, the Company successfully launched five of its remaining six ground spares. Following completion of successful on-orbit testing of the five launched satellites, the Company has no plans to use, develop or launch the remaining ground spare. As the Company believes the construction-in-progress associated with the remaining ground spare satellite will no longer be used, the Company wrote off the full amount remaining in construction-in-progress for that satellite by recording accelerated depreciation expense of $37.5 million, in the second quarter of 2023. This reflects the Company's updated estimate of the useful life from 12.5 years to zero for the remaining ground spare. There were no similar write-offs in 2022.
Commitments
During 2022, the Company entered into agreements with Space Exploration Technology Corp. and Thales Alenia Space France for launch and related services, to launch up to five of the Company’s ground spare satellites. The contract price under these agreements was approximately $40.0 million in the aggregate. As of June 30, 2023, the Company had made substantially all payments related to these services, which were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets.
Derivative Financial Instruments
The Company uses derivatives to manage its exposure to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the condensed consolidated balance sheets within other current liabilities and other assets. When the Company’s derivatives are designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income within the Company’s condensed consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of a derivative’s change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings. Within the condensed consolidated statements of operations and comprehensive income, the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item used for any gains or losses associated with the hedged items. Cash flows from hedging activities are included in operating activities within the Company’s condensed consolidated statements of cash flows, which is the same category as the item being hedged. See Note 6 for further information.

3. Cash and Cash Equivalents
Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents balances:

	June 30, 2023	December 31, 2022	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$15,407	$16,247
Money market funds	88,049	152,523	Level 2
Total cash and cash equivalents	$103,456	$168,770
4. Leases
Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently estimated to be approximately 12.5 years from their respective in-service dates. Lease income related to these agreements was $5.3 million for each of the three months ended June 30, 2023 and 2022, and $10.7 million for each of the six months ended June 30, 2023 and 2022. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
Aireon has made payments to the Company pursuant to its hosting agreement, and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at June 30, 2023, exclusive of the $10.7 million recognized during the six months ended June 30, 2023, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2023	$10,722
2024	21,445
2025	21,445
2026	21,445
2027	21,445
Thereafter	56,017
Total lease income	$152,519
5. Debt
Term Loan and Revolving Facility
Pursuant to a loan agreement (as amended to date, the “Credit Agreement”), the Company previously entered into a term loan totaling $1,650.0 million in aggregate principal amount with Deutsche Bank AG (the “Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Term Loan has been repriced on multiple occasions, and in December 2022, the Term Loan was amended to replace the original LIBOR base interest rate with SOFR. The Term Loan now bears interest at an annual rate of adjusted SOFR (SOFR plus 0.10% for a credit risk adjustment), plus 2.50%, with a 0.75% adjusted SOFR floor. The Company typically selects a one-month interest period, resulting in interest expense incurred using one-month term SOFR. All other terms of the Term Loan remain unchanged, including maturity of the Term Loan in November 2026. The interest rate on the Revolving Facility was also modified to use adjusted SOFR as the base rate beginning December 30, 2022. The Revolving Facility now bears interest at an annual rate of adjusted SOFR plus 3.75%, with no adjusted SOFR floor, and a maturity date in November 2024. Principal payments equal $16.5 million per annum (one percent of the full principal amount of the Term Loan), payable quarterly, with the remaining principal due upon maturity.
In the fourth quarter of 2022, the Company prepaid $100.0 million of principal on the Term Loan. As of June 30, 2023 and December 31, 2022, the Company reported an aggregate of $1,496.3 million and $1,504.6 million in borrowings under the Term Loan, respectively. These amounts do not include $15.3 million and $17.4 million of net unamortized deferred financing costs as of June 30, 2023 and December 31, 2022, respectively. The net principal balance in borrowings in the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 amounted to $1,481.0 million and $1,487.2 million, respectively. As of June 30, 2023 and December 31, 2022, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan was $1,499.2 million and $1,494.3 million, respectively. The Company had not borrowed under the Revolving Facility as of June 30, 2023 or December 31, 2022.
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
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of June 30, 2023.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Total interest incurred	$21,971	$15,931	$43,307	$31,233
Amortization of deferred financing fees	$1,130	$1,200	$2,240	$2,382
Capitalized interest	$1,396	$475	$2,726	$864
As of each of June 30, 2023 and December 31, 2022, accrued interest on the Term Loan was $0.3 million.
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
Interest Rate Cap
In July 2021, the Company entered into an interest rate cap contract (the “Cap”), which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through the maturity of the Term Loan in November 2026. In December 2022, the Company modified the Cap to replace the LIBOR base rate with SOFR, consistent with the amendment to the Term Loan. With the change from LIBOR to SOFR, the Company received a credit risk adjustment of 0.064%. The modified Cap now provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. Prior to the modification the Company received payment under the terms of the Cap if one-month LIBOR exceeded 1.5%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of June 30, 2023 and December 31, 2022.
The Cap is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. The Company designated the Cap as a cash flow hedge of the variability of the SOFR-based interest payments on the Term Loan. The effective portion of the Cap’s change in fair value is recorded in accumulated other comprehensive income. Any ineffective portion of the Cap’s change in fair value is recorded in current earnings as interest expense.
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

Fair Value of Derivative Instruments
As of June 30, 2023 and December 31, 2022, the Company had an asset balance of $91.4 million and $92.3 million, respectively, for the fair value of the Cap and a liability balance of $9.7 million and $11.0 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets.
During each of the three and six months ended June 30, 2023 and June 30, 2022, the Company collectively incurred $0.8 million and $1.6 million, respectively, in interest expense for the Cap premium. Interest expense was reduced by $9.0 million for the three months ended June 30, 2023 and $16.7 million for the six months ended June 30, 2023, for payments received related to the Cap. The Company did not receive payments related to the Cap for the three or six months ended June 30, 2022.
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
The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Unrealized gain, net of tax	$10,061	$10,442	$405	$38,434
Tax benefit	$3,076	$3,197	$140	$11,652
7. Stock-Based Compensation
In May 2023, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of June 30, 2023, the remaining aggregate number of shares available for future grants under the Amended 2015 Plan was 13,088,697. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
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

RSU Summary
The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2022	2,970	$31.60
Granted	1,055	59.57
Forfeited	(32)	42.89
Released	(793)	36.88
Outstanding at June 30, 2023	3,200	$39.38
Vested and unreleased at June 30, 2023 (1)	793

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2021	2,550	$25.80
Granted	1,219	38.97
Forfeited	(113)	31.12
Released	(665)	33.27
Outstanding at June 30, 2022	2,991	$29.30
Vested and unreleased at June 30, 2022 (1)	882
(1)     These RSUs were granted to the Company’s Board of Directors as a part of their compensation for board and committee service, as detailed below, and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released pursuant to the terms of the applicable compensation program.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. In addition, some members of the Company’s Board of Directors may elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 47,000 and 54,000 service-based RSUs were granted to the non-employee members of the Company’s Board of Directors as a result of these payments and elections during the six months ended June 30, 2023 and 2022, respectively, with an estimated grant date fair value of $2.4 million and $2.1 million, respectively.
During the six months ended June 30, 2023 and 2022, the Company granted approximately 626,000 and 743,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $37.9 million and $29.0 million, respectively.
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
Additionally, in March 2023 and 2022, the Company granted approximately 134,000 and 167,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs for the 2023 and 2022 grants was $8.2 million and $6.5 million, respectively. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date, which may be accelerated based on the retirement eligibility of certain grantees. During March 2023, the Company awarded approximately 55,000 additional shares related to performance-based RSUs granted to the Company’s executives in 2021 for over-achievement of performance targets for the performance period ended December 31, 2022. During March 2022, approximately 50,000 shares underlying performance-based RSUs granted to the Company’s executives in 2020 were forfeited for performance targets not fully achieved through the performance period ended December 31, 2021.
Stock Option Awards
The stock option awards granted to employees generally (i) have a term of ten years, (ii) vest over four years with 25% vesting after the first year of service and the remainder vesting ratably on a quarterly basis thereafter, (iii) are contingent upon employment on the vesting date, and (iv) have an exercise price equal to the fair market value of the underlying shares at the date of grant. The fair value of stock options was determined at the grant date using the Black-Scholes option pricing model. The Company historically granted stock options to newly hired and promoted employees but now exclusively utilizes RSUs. The Company did not grant any stock options during the three and six months ended June 30, 2023 or 2022.
Option Summary
A summary of the activity of the Company’s stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2022	1,185	$9.97	2.64	$49,094
Cancelled or expired	(4)	10.25
Exercised	(479)	7.67		$26,151
Options outstanding and exercisable at June 30, 2023	702	$11.53	2.91	$35,534

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2021	1,681	$9.35	3.28	$53,698
Exercised	(71)	9.34		$2,056
Forfeited	(2)	14.24
Options outstanding at June 30, 2022	1,608	$9.34	2.78	$45,361
Options exercisable at June 30, 2022	1,575	$9.09	2.70	$44,851
Options exercisable and expected to vest at June 30, 2022	1,607	$9.34	2.78	$45,358

8. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have converted to common stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, there were no outstanding shares of preferred stock.
Dividends
Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In each of December 2022 and May 2023, the Company’s Board of Directors approved a dividend of $0.13 per share of common stock. The dividends, which were paid on March 30, 2023 and June 30, 2023 to stockholders of record as of March 15, 2023 and June 15, 2023, respectively, resulted in total payments of $32.7 million for the six months ended June 30, 2023. The Company’s liability related to dividends on common shares underlying unvested RSUs was $0.8 million as of June 30, 2023.
Share Repurchases and Retirement
In February 2021, the Company’s Board of Directors authorized the repurchase of up to $300.0 million of its common stock through December 31, 2022. In March 2022, the Board of Directors expanded the authorization of the repurchase program to include up to an additional $300.0 million of its common stock through December 31, 2023. This timeframe can be extended or shortened by the Board of Directors. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The Company records share repurchases at cost, which includes broker commissions and related excise taxes. All shares are immediately retired upon repurchase in accordance with the board-approved policy. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings/accumulated deficit. The portion to be allocated to additional paid-in capital is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of the date of retirement.
The Company repurchased and subsequently retired 1.1 million and 2.0 million shares of its common stock during the three and six months ended June 30, 2023, respectively, for a total purchase price of $66.1 million and $119.2 million, respectively, exclusive of $0.5 million of related taxes. The Company repurchased and subsequently retired 1.0 million and 4.8 million shares of its common stock during the three and six months ended June 30, 2022, respectively, for a total purchase price of $35.0 million and $169.2 million, respectively. As of June 30, 2023, $60.4 million remained available and authorized for repurchase under this program through December 31, 2023.
9. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Commercial services revenue:
Voice and data	$54,957	$48,482	$107,405	$93,365
IoT data	34,561	30,630	66,511	59,071
Broadband	14,028	12,097	27,476	23,611
Hosted payload and other data	15,096	15,152	30,099	29,923
Total commercial services revenue	118,642	106,361	231,491	205,970
Government services revenue	26,500	26,500	53,000	53,000
Total services revenue	$145,142	$132,861	$284,491	$258,970

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Commercial	$1,737	$1,386	$7,423	$2,497
Government	18,853	6,913	37,415	14,168
Total engineering and support services revenue	$20,590	$8,299	$44,838	$16,665
Approximately 36% and 25% of the Company’s accounts receivable balance at June 30, 2023 and December 31, 2022, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government.
The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $7.5 million and $6.8 million for the three months ended June 30, 2023 and 2022, respectively, and $21.8 million and $15.6 million for the six months ended June 30, 2023 and 2022, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	June 30, 2023	December 31, 2022
	(In thousands)
Contract Assets:
Commissions	$964	$1,258
Other contract costs	$2,104	$2,255
10. Income Taxes
Loss before income taxes was $34.3 million and $28.8 million for the three and six months ended June 30, 2023, respectively, while the income tax benefit was $5.2 million and $10.7 million for the three and six months ended June 30, 2023, respectively. The effective tax rate was 15.2% and 37.0% for the three and six months ended June 30, 2023, respectively, which differed from the federal statutory rate of 21% primarily due to tax expense associated with nondeductible executive compensation and non-creditable foreign taxes, which was partially offset by U.S. tax credits and a discrete tax benefit associated with stock compensation.
Income before income taxes was $5.8 million and $10.4 million for the three and six months ended June 30, 2022, respectively, while the income tax expense was $1.2 million and $3.1 million for the three and six months ended June 30, 2022, respectively. The effective tax rate was 21.4% and 29.3% for the three and six months ended June 30, 2022, respectively, which differed from the federal statutory rate of 21% primarily due to tax expense associated with nondeductible executive compensation, non-creditable foreign taxes and U.S. state taxes, which was partially offset by U.S. tax credits and a discrete tax benefit associated with stock compensation.
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

The following table summarizes the computations of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator:
Net income (loss) - basic and diluted	$(30,741)	$4,557	(20,966)	7,381

Denominator:
Weighted average common shares — basic	126,239	128,351	126,569	129,355
Dilutive effect of stock options	—	984	—	998
Dilutive effect of RSUs	—	276	—	458
Weighted average common shares — diluted	126,239	129,611	126,569	130,811

Net income (loss) per share - basic and diluted	$(0.24)	$0.04	$(0.17)	$0.06
2022
The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Performance-based RSUs	82	—	202	—
Service-based RSUs	620	293	676	41
Stock options	491	—	594	—
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
In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximate 6% preferred membership interest. The Company’s investment in Aireon is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon was $46.6 million as of June 30, 2023. The prior investments by the Company were previously written down to a carrying value of zero.
At each of June 30, 2023 and December 31, 2022, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.
Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to an agreement with Aireon (the “Hosting Agreement”), Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $86.5 million had been paid as of June 30, 2023. These fees will be recognized over the life of the satellites, or approximately $16.0 million per year. Additionally, Aireon pays power fees of up to approximately $3.7 million per year. Aireon also pays data services fees of $19.8 million per year for the delivery of the air traffic surveillance data under a data transmission services agreement. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement an operating lease. The Company recognized $4.0 million of hosting fee revenue for each of the three months ended June 30, 2023 and 2022 and $8.0 million for each of the six months ended June 30, 2023 and 2022. There were no Aireon receivables under the Hosting Agreement as of June 30, 2023 and December 31, 2022. The Company recorded power and data service revenue from Aireon of $5.9 million for each of the three months ended June 30, 2023 and 2022 and $11.7 million for each of the six months ended June 30, 2023 and 2022.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.2 million as of both June 30, 2023 and December 31, 2022.
The Company and the other Aireon investors have agreed to participate pro-rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $10.7 million. No bridge loan amounts were outstanding as of June 30, 2023 or December 31, 2022.
Satelles
In the first quarter of 2023, the Company entered into a stock purchase agreement with Satelles, Inc. (“Satelles”) and invested $10.0 million, in addition to its previous equity investment in Satelles. The Company's fully diluted ownership stake in Satelles was approximately 19.5% as of June 30, 2023, and the investment in Satelles is now accounted for as an equity method investment. The carrying value of the Company’s equity investment in Satelles was approximately $22.9 million as of June 30, 2023.

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
We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers via our satellite network, which has an architecture of 66 operational satellites with in-orbit spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence. In May 2023, we launched five of our remaining six ground spare satellites on a Space Exploration Technologies Corp. Falcon-9 rocket from Vandenburg Space Force Base, bringing our total number of in-orbit spares to 14. Following completion of on-orbit testing of the five launched spares, we believe the construction-in-process associated with the remaining ground spare will no longer be used, resulting in accelerated depreciation of $37.5 million.
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 100 service providers, 290 value-added resellers, or VARs, and 90 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services targeting specific lines of business.
In January 2023, we announced that we entered into an agreement with Qualcomm Technologies, Inc. to enable satellite messaging and emergency services in smartphones powered by Qualcomm’s Snapdragon® Mobile Platforms. This agreement is aimed to support our satellite services in a variety of smartphone brands and has the potential to expand our services to other consumer devices in the future.
At June 30, 2023, we had approximately 2,140,000 billable subscribers worldwide, representing an increase of 14% from approximately 1,875,000 billable subscribers at June 30, 2022. We have a diverse customer base, with end users in the following lines of business: land mobile, Internet of Things, or IoT, maritime, aviation and government.

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

Comparison of Our Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,				Change
	2023	% of Total Revenue	2022	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$145,142	75%	$132,861	76%	$12,281	9%
Subscriber equipment	27,376	14%	33,759	19%	(6,383)	(19)%
Engineering and support services	20,590	11%	8,299	5%	12,291	148%
Total revenue	193,108	100%	174,919	100%	18,189	10%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	35,432	18%	25,320	14%	10,112	40%
Cost of subscriber equipment	16,113	8%	21,471	12%	(5,358)	(25)%
Research and development	5,626	3%	2,986	2%	2,640	88%
Selling, general and administrative	37,339	19%	28,662	16%	8,677	30%
Depreciation and amortization	114,569	60%	75,681	44%	38,888	51%
Total operating expenses	209,079	108%	154,120	88%	54,959	36%
Operating income (loss)	(15,971)	(8)%	20,799	12%	(36,770)	(177)%

Other expense:
Interest expense, net	(18,723)	(10)%	(14,780)	(9)%	(3,943)	27%
Other income (expense), net	419	—%	(220)	—%	639	(290)%
Total other expense, net	(18,304)	(10)%	(15,000)	(9)%	(3,304)	22%
Income (loss) before income taxes	(34,275)	(18)%	5,799	3%	(40,074)	(691)%
Income tax expense	5,211	3%	(1,242)	(1)%	6,453	(520)%
Loss on equity method investments	(1,677)	(1)%	—	—%	(1,677)	100%
Net income (loss)	$(30,741)	(16)%	$4,557	2%	$(35,298)	(775)%

Revenue
Commercial Service Revenue

	Three Months Ended June 30,
	2023			2022			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$55.0	405	$46	$48.5	394	$42	$6.5	11	$4
IoT data	34.6	1,578	7.48	30.6	1,323	7.96	4.0	255	(0.48)
Broadband (3)	14.0	16.1	296	12.1	14.1	292	1.9	2.0	4
Hosted payload and other data	15.1	N/A		15.2	N/A		(0.1)	N/A
Total commercial services	$118.7	1,999		$106.4	1,731		$12.3	268
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
For the three months ended June 30, 2023, total commercial services revenue increased $12.3 million, or 12%, from the prior year period primarily as a result of increases in voice and data, IoT and broadband. These increases were driven primarily by increases in billable subscribers across all commercial service lines and higher ARPU in commercial voice and data and broadband. Commercial voice and data revenue increased $6.5 million, or 13%, for the three months ended June 30, 2023, compared to the same period of the prior year, primarily due to an increase in ARPU resulting from certain price increases in access fees and increased volume across all postpaid and prepaid voice and data services. Commercial IoT revenue increased $4.0 million, or 13%, for the three months ended June 30, 2023, compared to the same period of the prior year, driven by a 19% increase in IoT billable subscribers primarily due to continued growth in consumer personal communications devices. The effect on revenue of increased subscribers was partially offset by a 6% reduction in IoT ARPU, primarily due to the shifting mix of subscribers using lower ARPU plans, including personal communications subscribers. Commercial broadband revenue increased $1.9 million, or 16%, for the three months ended June 30, 2023, compared to the prior year period, primarily due to the increase in broadband billable subscribers. Hosted payload and other data service revenue remained relatively flat compared to the prior year period.
Government Service Revenue

	Three Months Ended June 30,
	2023		2022		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$26.5	141	$26.5	144	$—	(3)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium® airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the three months ended June 30, 2023, revenue was unchanged from the prior year period, in accordance with the contract.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $6.4 million, or 19%, for the three months ended June 30, 2023, compared to the prior year period, primarily due to a decrease in short burst data devices including chipsets.
Engineering and Support Service Revenue

	Three Months Ended June 30,
	2023	2022	Change
	(In millions)
Commercial engineering and support services	$1.7	$1.4	$0.3
Government engineering and support services	18.9	6.9	12.0
Total engineering and support services	$20.6	$8.3	$12.3
Engineering and support service revenue increased by $12.3 million, or 148%, for the three months ended June 30, 2023, compared to the prior year period, primarily due to increased work under certain government contracts, primarily the contract awarded by the Space Development Agency, or the SDA. Based on the SDA contract, we expect engineering and support service revenue, as well as associated expenses, to be higher than prior years for the remainder of 2023 and throughout the life of the SDA contract.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $10.1 million, or 40%, for the three months ended June 30, 2023 from the prior year period, primarily as a result of the increase in work under certain government projects, including the SDA contract as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $5.4 million, or 25%, for the three months ended June 30, 2023, compared to the prior year period primarily due to the decrease in volume of device sales, as described above. The percentage decrease in subscriber equipment costs exceeded the percentage decrease in subscriber equipment revenue primarily due to product mix.
Research and Development
Research and development expenses increased by $2.6 million, or 88%, for the three months ended June 30, 2023, compared to the prior year period based on increased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $8.7 million, or 30%, for the three months ended June 30, 2023, compared to the prior year period, primarily due to personnel costs from increased headcount and higher employee stock compensation expense, and fees for professional services incurred in the current year quarter as compared to the prior year quarter. We expect selling, general and administrative expense for the full year 2023 to increase by approximately 20% compared to the prior year due to higher incentive costs, including equity compensation costs and a larger workforce.
Depreciation and Amortization
Depreciation and amortization expense increased by $38.9 million compared to the prior year period. After the successful completion of on-orbit testing of the launched satellites, we now believe the construction-in-progress associated with the remaining ground spare satellite will no longer be used, resulting in a write-off of the asset by recording accelerated depreciation expense of $37.5 million, in the second quarter of 2023.

Other Expense
Interest Expense, Net
Interest expense, net increased $3.9 million, or 27%, for the three months ended June 30, 2023, compared to the prior year quarter. The increase resulted primarily from increases in the base rate on our Term Loan, offset in part by an increase in interest income on invested cash balances and capitalized interest.
Income Taxes
For the three months ended June 30, 2023, our income tax benefit was $5.2 million, compared to income tax expense of $1.2 million for the prior year period. The decrease in income tax expense is primarily related to a pre-tax book loss in 2023 compared to the prior year pre-tax book income, and the net impact of increased stock compensation tax benefit partially offset by tax expense from increased nondeductible executive compensation.
Loss on Equity Method Investments
For the three months ended June 30, 2023, our loss on equity method investments was $1.7 million. We did not record any gains or losses in the prior year period. The increase in loss reflects the portion of losses recorded on equity method investments.
Net Income (Loss)
Net loss was $30.7 million for the three months ended June 30, 2023, compared to net income of $4.6 million for the prior year period. The change was primarily the result of the $38.9 million increase in depreciation expense as noted above.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,				Change
	2023	% of Total Revenue	2022	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$284,491	72%	$258,970	75%	$25,521	10%
Subscriber equipment	69,052	17%	67,503	20%	1,549	2%
Engineering and support services	44,838	11%	16,665	5%	28,173	169%
Total revenue	398,381	100%	343,138	100%	55,243	16%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	72,037	18%	49,418	14%	22,619	46%
Cost of subscriber equipment	43,252	11%	41,976	12%	1,276	3%
Research and development	9,504	2%	5,605	2%	3,899	70%
Selling, general and administrative	76,023	19%	54,765	16%	21,258	39%
Depreciation and amortization	190,388	48%	151,342	44%	39,046	26%
Total operating expenses	391,204	98%	303,106	88%	88,098	29%
Operating income	7,177	2%	40,032	12%	(32,855)	(82)%

Other expense:
Interest expense, net	(36,613)	(9)%	(29,357)	(9)%	(7,256)	25%
Other income (expense), net	638	—%	(228)	—%	866	(380)%
Total other expense, net	(35,975)	(9)%	(29,585)	(9)%	(6,390)	22%
Income (loss) before income taxes	(28,798)	(7)%	10,447	3%	(39,245)	(376)%
Income tax benefit (expense)	10,664	3%	(3,066)	(1)%	13,730	(448)%
Loss on equity method investments	(2,832)	(1)%	—	—%	(2,832)	100%
Net income (loss)	$(20,966)	(5)%	$7,381	2%	$(28,347)	(384)%

Revenue
Commercial Service Revenue

	Six Months Ended June 30,
	2023			2022			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$107.4	405	$45	$93.4	394	$41	$14.0	11	$4
IoT data	66.5	1,578	7.33	59.1	1,323	7.83	7.4	255	(0.50)
Broadband (3)	27.5	16.1	296	23.6	14.1	289	3.9	2.0	7
Hosted payload and other data	30.1	N/A		29.9	N/A		0.2	N/A
Total commercial services	$231.5	1,999		$206.0	1,731		$25.5	268
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
For the six months ended June 30, 2023, total commercial services revenue increased $25.5 million, or 12%, from the prior year period primarily driven by increases in billable subscribers in voice and data, IoT and broadband. Commercial voice and data revenue increased $14.0 million, or 15%, from the prior year period primarily due to an increase in ARPU resulting from certain price increases in access fees and an increase in volume across all voice and data services. Commercial IoT revenue increased $7.4 million, or 13%, for the six months ended June 30, 2023, compared to the prior year period, driven by a 19% increase in IoT billable subscribers primarily due to continued growth in consumer personal communications devices. The subscriber increase effect on revenue was partially offset by a 6% reduction in IoT ARPU, primarily due to the shifting mix of subscribers using lower ARPU plans, including personal communication subscribers. Commercial broadband revenue increased $3.9 million, or 16%, for the six months ended June 30, 2023, compared to the prior year period, primarily due to the increase in broadband billable subscribers.
Government Service Revenue

	Six Months Ended June 30,
	2023		2022		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$53.0	141	$53.0	144	$—	(3)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the six months ended June 30, 2023, revenue was unchanged from the prior year period, in accordance with the EMSS Contract.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $1.5 million, or 2%, for the six months ended June 30, 2023, compared to the prior year period, primarily due to an increase in the volume of handset sales, partially offset by a decrease in the volume of SBD device sales.
Engineering and Support Service Revenue

	Six Months Ended June 30,
	2023	2022	Change
	(In millions)
Commercial engineering and support services	$7.4	$2.5	$4.9
Government engineering and support services	37.4	14.2	23.2
Total engineering and support services	$44.8	$16.7	$28.1
Engineering and support service revenue increased $28.1 million, or 169%, for the six months ended June 30, 2023 compared to the prior year period primarily due to increased work under certain government projects, including the SDA contract noted above. Based on the SDA contract, we expect engineering and support service revenue, as well as associated expenses, to be generally higher than prior years for the remainder of 2023 and throughout the life of the contract.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $22.6 million, or 46%, for the six months ended June 30, 2023 from the prior year period, primarily as a result of an increase in work under certain government engineering contracts, as noted above, and higher satellite operation costs.
Cost of Subscriber Equipment
Cost of subscriber equipment increased by $1.3 million, or 3%, for the six months ended June 30, 2023 compared to the prior year period primarily due to an increase in volume of handset sales, as noted above.
Research and Development
Research and development expenses increased by $3.9 million, or 70%, for the six months ended June 30, 2023 compared to the prior year period based on increased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses increased by $21.3 million, or 39%, for the six months ended June 30, 2023 compared to the prior year period, primarily due to higher management incentive, including equity compensation costs and increased marketing and travel expenses incurred in the current year period as compared to the prior year period. We expect selling, general and administrative expense to increase by approximately 20% in 2023 compared to 2022, primarily related to stock compensation costs.
Depreciation and Amortization
Depreciation and amortization expense increased by $39.0 million compared to the prior year period primarily related to the write-off of the remaining ground spare satellite in the second quarter of 2023, as noted above.
Other Expense
Interest Expense, Net
Interest expense, net increased $7.3 million for the six months ended June 30, 2023 compared to the prior year period. The increase resulted primarily from increases in the base rate on our Term Loan, offset in part by an increase in interest income on invested cash balances and capitalized interest.

Income Taxes
For the six months ended June 30, 2023, our income tax benefit was $10.7 million, compared to income tax expense of $3.1 million for the prior year period. The decrease in income tax expense is primarily related to a pre-tax book loss in 2023 compared to the prior year pre-tax book income, and the net impact of increased stock compensation tax benefit partially offset by tax expense from increased nondeductible executive compensation.
Loss on Equity Method Investments
For the six months ended June 30, 2023, our loss on equity method investments was $2.8 million. We did not record any gains or losses in the prior year period. The increase in loss reflects the portion of losses recorded on equity method investments.
Net Income (Loss)
Net loss was $21.0 million for the six months ended June 30, 2023, compared to net income of $7.4 million for the prior year period. The change primarily resulted from the increase in depreciation expense related to the write-off of the remaining ground spare, as noted above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations, cash and cash equivalents on hand and our Revolving Facility described below. These sources are expected to meet our short-term and long-term liquidity needs for (i) required principal and interest on the Term Loan, (ii) capital expenditures, (iii) working capital, (iv) share repurchases under the program authorized by our Board of Directors, and (v) anticipated cash dividend payments to holders of our common stock.
As of June 30, 2023, our total cash and cash equivalents balance was $103.5 million, down from $168.8 million as of December 31, 2022, principally as a result of the $119.8 million in repurchases of our common stock, $45.3 million in capital expenditures and $32.7 million in dividends paid, offset by internally generated cash flows from operations.
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
In the fourth quarter of 2022, we prepaid $100.0 million of principal on the Term Loan. As of June 30, 2023, we reported an aggregate balance of $1,496.3 million in borrowings under the Term Loan, before $15.3 million of net deferred financing costs, for a net principal balance of $1,481.0 million outstanding in our condensed consolidated balance sheet. We have not drawn on our Revolving Facility.
Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of June 30, 2023.
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

Contractual Obligations
As of June 30, 2023, we had non-cancelable purchase obligations of approximately $44.3 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during 2023, decreased $12.6 million from the end of 2022 primarily due to recovery from supply chain constraints.
Our only material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2026, which is expected to be $1,455.1 million. We expect to refinance this amount at or prior to maturity.
Dividends
On December 8, 2022, our Board of Directors initiated a quarterly dividend. In each of December 2022 and May 2023, our Board of Directors declared a quarterly cash dividend in the amount of $0.13 per share of common stock, which were paid in March and June 2023. Total dividends paid through June 30, 2023 were $32.7 million. While we expect to continue regular cash dividends, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2023	2022	Change
	(In thousands)
Cash provided by operating activities	$155,990	$165,565	$(9,575)
Cash used in investing activities	$(55,287)	$(81,018)	$25,731
Cash used in financing activities	$(164,941)	$(180,768)	$15,827
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2023 decreased by $9.6 million from the prior year period. Cash flows from working capital decreased by approximately $13.7 million, primarily due to an increase in inventory and the recognition of deferred revenue. This was partially offset by an increase in non-cash adjustments to net income (loss). We now expect our inventory balance to grow to approximately $90.0 million by the end of 2023 to replenish inventory levels, including last-time buys.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 decreased by $25.7 million as compared to the prior year period, primarily as a result of our $10.0 million investment in Satelles and increased capital expenditures, primarily related to payments for the launched ground spares. We now expect our capital expenditures to average approximately $50.0 million to $60.0 million per year until 2029, excluding costs in connection with the launch of ground spare satellites, up from our previous estimate of $40.0 million per year, due to inflation, network efficiency and business development opportunities.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 decreased by $15.8 million compared to the prior year period primarily due to a decrease in repurchases of our common stock, offset in part by the common stock dividends paid in 2023, as described above.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,496.3 million under the Term Loan as of June 30, 2023. Under our Term Loan, we pay interest at an annual rate equal to adjusted SOFR (SOFR plus 0.10% for a credit risk adjustment), plus 2.5%, with a 0.75% adjusted SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.25 million related to the unhedged portion of the Term Loan.
We have not borrowed under our Revolving Facility. Accordingly, although the Revolving Facility bears interest at adjusted SOFR plus 3.75%, without a SOFR floor, if and as drawn, we are not currently exposed to fluctuations in interest rates with respect to our Revolving Facility.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors described in the Annual Report.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1-30	494,795	$59.33	494,795	$97.1 million
May 1-31	581,443	$59.58	581,443	$62.5 million
June 1-30	35,171	$59.91	35,171	$60.4 million
Total	1,111,409	$59.48	1,111,409	—
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
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
Insider trading arrangements and policies
On May 22, 2023, Bryan J. Hartin, the Company's Executive Vice President, Sales & Marketing, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of shares of common stock of the Company underlying RSU grants scheduled to vest between June 1, 2023 and March 2, 2024. Any sales under the plan will begin no earlier than August 21, 2023, and the plan has a duration through April 15, 2024. The maximum number of shares of common stock that may be sold pursuant to the plan is 32,332, which number will be reduced by the number of shares withheld to satisfy tax withholding obligations on each vesting date.

ITEM 6.     EXHIBITS.
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
10.1
Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 5, 2023.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the Securities and Exchange Commission on July 25, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: July 25, 2023