Form 10-Q
period 2023-09-30
Iridium Communications Inc.
filed 2023-10-19
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 12, 2023 was 123,850,566.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,877	$168,770
Accounts receivable, net	100,718	82,273
Inventory	71,136	39,776
Prepaid expenses and other current assets	13,200	15,385
Total current assets	252,931	306,204
Property and equipment, net	2,229,188	2,433,305
Equity method investments	68,863	49,853
Other assets	113,325	122,072
Intangible assets, net	41,407	42,577
Total assets	$2,705,714	$2,954,011
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$11,250	$16,500
Accounts payable	14,440	21,372
Accrued expenses and other current liabilities	59,235	67,963
Deferred revenue	34,078	35,742
Total current liabilities	119,003	141,577
Long-term secured debt, net	1,470,674	1,470,685
Deferred income tax liabilities, net	131,587	151,569
Deferred revenue, net of current portion	42,530	45,265
Other long-term liabilities	16,918	16,360
Total liabilities	1,780,712	1,825,456
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 123,821 and 125,902 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	124	126
Additional paid-in capital	1,105,245	1,124,610
Accumulated deficit	(233,593)	(47,744)
Accumulated other comprehensive income, net of tax	53,226	51,563
Total stockholders’ equity	925,002	1,128,555
Total liabilities and stockholders’ equity	$2,705,714	$2,954,011

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Services	$151,950	$138,977	$436,441	$397,947
Subscriber equipment	20,422	27,959	89,474	95,462
Engineering and support services	25,230	17,124	70,068	33,789
Total revenue	197,602	184,060	595,983	527,198

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	41,394	34,378	113,431	83,796
Cost of subscriber equipment	12,823	18,406	56,075	60,382
Research and development	5,037	4,865	14,541	10,470
Selling, general and administrative	33,368	32,140	109,391	86,905
Depreciation and amortization	76,825	76,397	267,213	227,739
Total operating expenses	169,447	166,186	560,651	469,292
Operating income	28,155	17,874	35,332	57,906
Other expense, net:
Interest expense, net	(34,660)	(17,632)	(71,273)	(46,989)
Other income (expense), net	343	(146)	981	(374)
Total other expense, net	(34,317)	(17,778)	(70,292)	(47,363)
Income (loss) before income taxes	(6,162)	96	(34,960)	10,543
Income tax benefit (expense)	6,009	2,053	16,673	(1,013)
Loss on equity method investments	(1,489)	—	(4,321)	—
Net income (loss)	$(1,642)	$2,149	$(22,608)	$9,530
Weighted average shares outstanding - basic	125,176	127,697	126,100	128,800
Weighted average shares outstanding - diluted	125,176	129,075	126,100	130,284
Net income (loss) attributable to common stockholders per share - basic and diluted	$(0.01)	$0.02	$(0.18)	$0.07
Comprehensive income (loss):
Net income (loss)	$(1,642)	$2,149	$(22,608)	$9,530
Foreign currency translation adjustments	(712)	(366)	(753)	115
Unrealized gain on cash flow hedges, net of tax (see Note 6)	2,011	25,537	2,416	63,971
Comprehensive income (loss)	$(343)	$27,320	$(20,945)	$73,616

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2023						Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	125,045	$125	$1,118,623	$(170,482)	$51,927	$1,000,193	127,179	$127	$1,128,103	$21,011	$31,863	$1,181,104
Stock-based compensation	—	—	17,654	—	—	17,654	—	—	15,573	—	—	15,573
Stock options exercised and awards vested	213	—	72	—	—	72	344	—	1,903	—	—	1,903
Stock withheld to cover employee taxes	(14)	—	(727)	—	—	(727)	(13)	—	(574)	—	—	(574)
Repurchases and retirements of common stock	(1,423)	(1)	(13,904)	(61,469)	—	(75,374)	(1,751)	(1)	(19,305)	(60,923)	—	(80,229)
Dividends	—	—	(16,473)	—	—	(16,473)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	(712)	(712)	—	—	—	—	(366)	(366)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	2,011	2,011	—	—	—	—	25,537	25,537
Net income (loss)	—	—	—	(1,642)	—	(1,642)	—	—	—	2,149	—	2,149
Balances at end of period	123,821	$124	$1,105,245	$(233,593)	$53,226	$925,002	125,759	$126	$1,125,700	$(37,763)	$57,034	$1,145,097

	Nine Months Ended September 30, 2023						Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	125,902	$126	$1,124,610	$(47,744)	$51,563	$1,128,555	131,342	$131	$1,154,058	$140,810	$(7,052)	$1,287,947
Stock-based compensation	—	—	50,761	—	—	50,761	—	—	34,952	—	—	34,952
Stock options exercised and awards vested	1,485	1	3,749	—	—	3,750	1,080	1	2,572	—	—	2,573
Stock withheld to cover employee taxes	(144)	—	(8,644)	—	—	(8,644)	(117)	—	(4,598)	—	—	(4,598)
Repurchases and retirements of common stock	(3,422)	(3)	(31,895)	(163,241)	—	(195,139)	(6,546)	(6)	(61,284)	(188,103)	—	(249,393)
Dividends	—	—	(33,336)	—	—	(33,336)	—	—	—	—	—	—
Cumulative translation adjustments	—	—	—	—	(753)	(753)	—	—	—	—	115	115
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	2,416	2,416	—	—	—	—	63,971	63,971
Net income (loss)	—	—	—	(22,608)	—	(22,608)	—	—	—	9,530	—	9,530
Balances at end of period	123,821	$124	$1,105,245	$(233,593)	$53,226	$925,002	125,759	$126	$1,125,700	$(37,763)	$57,034	$1,145,097

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(22,608)	$9,530
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(20,753)	(286)
Depreciation and amortization	267,213	227,739
Stock-based compensation (net of amounts capitalized)	45,502	31,626
Amortization of deferred financing fees	3,142	3,488
All other items, net	4,705	450
Changes in operating assets and liabilities:
Accounts receivable	(18,675)	(23,109)
Inventory	(30,979)	(9,642)
Prepaid expenses and other current assets	1,869	(1,860)
Other assets	2,449	1,989
Accounts payable	(9,147)	13,071
Accrued expenses and other current liabilities	9,371	(598)
Deferred revenue	(3,122)	4,870
Other long-term liabilities	(1,861)	(2,810)
Net cash provided by operating activities	227,106	254,458

Cash flows from investing activities:
Capital expenditures	(57,285)	(44,756)
Investment in related party	(10,000)	(50,000)
Net cash used in investing activities	(67,285)	(94,756)

Cash flows from financing activities:
Borrowings under the Term Loan	63,940	—
Payments on the Term Loan	(72,315)	(12,375)
Repurchases of common stock	(195,139)	(249,393)
Payment of deferred financing fees	(1,164)	—
Proceeds from exercise of stock options	3,750	2,573
Tax payment upon settlement of stock awards	(8,644)	(4,598)
Payment of common stock dividends	(48,799)	—
Net cash used in financing activities	(258,371)	(263,793)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(2,343)	1,940
Net decrease in cash and cash equivalents, and restricted cash	(100,893)	(102,151)
Cash, cash equivalents, and restricted cash, beginning of period	168,770	320,913
Cash, cash equivalents, and restricted cash, end of period	$67,877	$218,762

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$72,514	$45,236
Income taxes paid, net	$2,852	$1,332

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$5,051	$4,282
Dividends declared but not paid	$1,087	$—
Capitalized stock-based compensation	$5,259	$3,326

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
The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of September 30, 2023 and December 31, 2022: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents may include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. The Company did not hold any Level 3 assets as of September 30, 2023 or December 31, 2022. In determining fair value, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets.
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
The following table summarizes the Company’s inventory balances:

	September 30, 2023	December 31, 2022
	(In thousands)
Finished goods	$41,382	$17,964
Raw materials	30,759	23,014
Inventory valuation reserve	(1,005)	(1,202)
Total	$71,136	$39,776
Property and Equipment
The Company assesses its long-lived assets for impairment when indicators of impairment are present. During the quarter ended June 30, 2023, the Company launched five of its remaining six ground spare satellites. Following completion of successful on-orbit testing of the five launched satellites, the Company has no plans to use, develop or launch the remaining ground spare. As the Company believed the construction-in-progress associated with the remaining ground spare satellite would no longer be used, the Company wrote off the full amount remaining in construction-in-progress for that satellite by recording accelerated depreciation expense of $37.5 million in the second quarter of 2023. This reflects the Company’s updated estimate of the useful life from 12.5 years to zero for the remaining ground spare. There were no similar write-offs in 2022.
Commitments
During 2022, the Company entered into agreements with Space Exploration Technology Corp. and Thales Alenia Space France for services in connection with the launch of the Company’s five ground spare satellites referenced above. The contract price under these agreements was approximately $40.0 million in the aggregate. As of September 30, 2023, the Company had made all payments related to these services, which costs were capitalized as construction in progress within property and equipment, net in the accompanying condensed consolidated balance sheets.
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

3. Cash and Cash Equivalents
Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents balances:

	September 30, 2023	December 31, 2022	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$15,676	$16,247
Money market funds	52,201	152,523	Level 2
Total cash and cash equivalents	$67,877	$168,770
4. Leases
Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the life of the satellites, currently estimated to be approximately 12.5 years from their respective in-service dates. Lease income related to these agreements was $5.4 million for each of the three months ended September 30, 2023 and 2022, and $16.1 million for each of the nine months ended September 30, 2023 and 2022. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
Aireon has made payments to the Company pursuant to its hosting agreement, and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at September 30, 2023, exclusive of the $16.1 million recognized during the nine months ended September 30, 2023, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2023	$5,361
2024	21,445
2025	21,445
2026	21,445
2027	21,445
Thereafter	56,017
Total lease income	$147,158
5. Debt
Term Loan and Revolving Facility
On September 20, 2023, pursuant to an amended and restated credit agreement (the “Credit Agreement”), the Company refinanced its previously existing term loan resulting in total borrowing of $1,500.0 million (as so amended and restated, the “Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Term Loan was issued at a price equal to 99.75% of its face value and bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.5%, with a 0.75% SOFR floor. The maturity date of the Term Loan is in September 2030. Interest is paid monthly on the last business day of the month. The Revolving Facility bears interest at the same rate (but without a SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, which will be reduced to 0.375% if the Company has a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1, and a maturity date in September 2028. Principal payments, payable quarterly, beginning with the quarter ending March 31, 2024, will be $15.0 million per annum (equal to one percent of the full principal amount of the Term Loan), with the remaining principal due upon maturity.
The Company paid $3.8 million of original issuance costs to refinance the Term Loan in September 2023, which were deferred and will be amortized over the extended term. Lenders making up approximately $16.8 million of the Term Loan did not participate in the refinancing. Those portions of the Term Loan were replaced by new or existing lenders. This resulted in an immaterial loss on extinguishment of debt during the three months ended September 30, 2023, as the Company wrote off the unamortized debt issuance costs related to the lenders who were fully repaid in exchange of principal. The Company deferred an additional $1.2 million of third-party fees associated with the refinancing of the Term Loan and the Revolving Facility.

As of September 30, 2023 and December 31, 2022, the Company reported an aggregate of $1,500.0 million and $1,504.6 million in borrowings under the Term Loan, respectively. These amounts do not include $18.1 million and $17.4 million of net unamortized deferred financing costs as of September 30, 2023 and December 31, 2022, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022 amounted to $1,481.9 million and $1,487.2 million, respectively. As of September 30, 2023 and December 31, 2022, based upon recent trading prices (Level 2 - market approach), the fair value of the Company’s borrowings under the Term Loan was $1,499.1 million and $1,494.3 million, respectively.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement) in the event the Company’s net leverage ratio rises above 3.5 to 1. As of December 31, 2022, the Company was below the specified leverage ratio, and a mandatory prepayment sweep was therefore, not required. The Credit Agreement permits repayment, prepayment, and repricing transactions, subject, in the case of the Term Loan, to a 1% penalty in the event the Term Loan is prepaid or repriced within the first six months from the refinancing date.
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of September 30, 2023.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The Company incurred third-party financing costs of $15.9 million in connection with the refinancing of the Term Loan in September 2023, of which $14.7 million was expensed. The amounts expensed are included within interest expense on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2023. There were no such costs incurred during the three and nine months ended September 30, 2022. The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Total interest incurred	$37,277	$19,844	$80,584	$51,076
Amortization of deferred financing fees	$1,087	$1,211	$3,327	$3,593
Capitalized interest	$1,121	$725	$3,847	$1,589
As of September 30, 2023 and December 31, 2022, accrued interest on the Term Loan was $0.7 million and $0.3 million, respectively.
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
Interest Rate Cap
In July 2021, the Company entered into an interest rate cap contract (the “Cap”), which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. In December 2022, the Company modified the Cap to replace the LIBOR base rate with SOFR, consistent with a prior amendment to the Term Loan. With the change from LIBOR to SOFR, the Company received a credit risk adjustment of 0.064%. The modified Cap now provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. Prior to the modification the Company received payment under the terms of the Cap if one-month LIBOR exceeded 1.5%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of September 30, 2023 and December 31, 2022.

The Cap, which was not affected by the refinancing of the Term Loan in September 2023, is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. The Company designated the Cap as a cash flow hedge of the variability of the SOFR-based interest payments on the Term Loan. The effective portion of the Cap’s change in fair value is recorded in accumulated other comprehensive income. Any ineffective portion of the Cap’s change in fair value is recorded in current earnings as interest expense.
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
Fair Value of Derivative Instruments
As of September 30, 2023 and December 31, 2022, the Company had an asset balance of $93.3 million and $92.3 million, respectively, for the fair value of the Cap and a liability balance of $9.0 million and $11.0 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets.
During each of the three and nine months ended September 30, 2023 and September 30, 2022, the Company collectively incurred $0.8 million and $2.5 million, respectively, in interest expense for the Cap premium. Interest expense was reduced by $9.6 million for the three months ended September 30, 2023 and $26.3 million for the nine months ended September 30, 2023, and by $1.8 million for both the three and nine months ended September 30, 2022, for payments received related to the Cap.
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
The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Unrealized gain, net of tax	$2,011	$25,537	$2,416	$63,971
Tax expense	$621	$7,740	$761	$19,392
7. Stock-Based Compensation
In May 2023, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of September 30, 2023, the remaining aggregate number of shares available for future grants under the Amended 2015 Plan was 13,030,297. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
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
RSU Summary
The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2022	2,970	$31.60
Granted	1,102	59.20
Forfeited	(43)	44.15
Released	(999)	37.37
Outstanding at September 30, 2023	3,030	$39.52
Vested and unreleased at September 30, 2023 (1)	793

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2021	2,550	$25.80
Granted	1,491	40.02
Forfeited	(127)	31.85
Released	(766)	32.73
Outstanding at September 30, 2022	3,148	$30.60
Vested and unreleased at September 30, 2022 (1)	885
(1)     These RSUs were granted to the Company’s Board of Directors as a part of their compensation for board and committee service, as detailed below, and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released pursuant to the terms of the applicable compensation program.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. In addition, some members of the Company’s Board of Directors may elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 53,000 and 57,000 service-based RSUs were granted to the non-employee members of the Company’s Board of Directors as a result of these payments and elections during the nine months ended September 30, 2023 and 2022, respectively, with an estimated grant date fair value of $2.8 million and $2.2 million, respectively.
During the nine months ended September 30, 2023 and 2022, the Company granted approximately 667,000 and 1,012,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $39.9 million and $41.0 million, respectively.
Performance-Based RSUs
In March 2023 and 2022, the Company granted approximately 193,000 and 248,000 annual incentive, performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $11.9 million and $9.7 million, respectively. Vesting of the Bonus RSUs is dependent upon the Company’s achievement of defined performance goals over the respective fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2023 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s Board of Directors and, if such goals are achieved, the 2023

Bonus RSUs will vest, subject to continued employment, in March 2024. Substantially all of the 2022 Bonus RSUs vested in March 2023 upon the determination of the level of achievement of the performance goals.
Additionally, in March 2023 and 2022, the Company granted approximately 134,000 and 167,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs for the 2023 and 2022 grants was $8.2 million and $6.5 million, respectively. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date, which may be accelerated based on the retirement eligibility of certain grantees. During March 2023, the Company awarded approximately 55,000 additional shares related to performance-based RSUs granted to the Company’s executives in 2021 for over-achievement of performance targets for the performance period ended December 31, 2022. During March 2022, approximately 50,000 shares underlying performance-based RSUs granted to the Company’s executives in 2020 were forfeited due to performance targets not being fully achieved through the performance period ended December 31, 2021.
Stock Option Awards
The stock option awards granted to employees generally (i) have a term of ten years, (ii) vest over four years with 25% vesting after the first year of service and the remainder vesting ratably on a quarterly basis thereafter, (iii) are contingent upon employment on the vesting date, and (iv) have an exercise price equal to the fair market value of the underlying shares at the date of grant. The fair value of stock options was determined at the grant date using the Black-Scholes option pricing model. The Company historically granted stock options to newly hired and promoted employees but now exclusively utilizes RSUs. The Company did not grant any stock options during the three and nine months ended September 30, 2023 or 2022.
Option Summary
A summary of the activity of the Company’s stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2022	1,185	$9.97	2.64	$49,094
Cancelled or expired	(4)	10.25
Exercised	(486)	7.72		$26,420
Options outstanding and exercisable at September 30, 2023	695	$11.54	2.66	$23,616

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2021	1,681	$9.35	3.28	$53,698
Exercised	(314)	7.78		$11,244
Forfeited	(2)	14.24
Options outstanding at September 30, 2022	1,365	$9.70	2.81	$47,312
Options exercisable at September 30, 2022	1,345	$9.52	2.76	$46,855
Options exercisable and expected to vest at September 30, 2022	1,365	$9.70	2.81	$47,310

8. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have converted to common stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, there were no outstanding shares of preferred stock.
Dividends
Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In each of December 2022, May 2023, and September 2023 the Company’s Board of Directors approved a dividend of $0.13 per share of common stock. The dividends, which were paid on March 30, 2023, June 30, 2023, and September 29, 2023 to stockholders of record as of March 15, 2023, June 15, 2023, and September 15, 2023, respectively, resulted in total payments of $48.8 million for the nine months ended September 30, 2023. The Company’s liability related to dividends on common shares underlying unvested RSUs was $1.1 million as of September 30, 2023.
Share Repurchases and Retirement
To date, the Board of Directors has authorized the repurchase of up to $1,000.0 million of the Company’s common stock through December 31, 2025. This timeframe can be extended or shortened by the Board of Directors. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The Company records share repurchases at cost, which includes broker commissions and related excise taxes. All shares are immediately retired upon repurchase in accordance with the board-approved policy. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings/accumulated deficit. The portion to be allocated to additional paid-in capital is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of the date of retirement.
The Company repurchased and subsequently retired 1.4 million and 3.4 million shares of its common stock during the three and nine months ended September 30, 2023, respectively, for a total purchase price of $73.8 million and $193.0 million, respectively, exclusive of $0.7 million and $1.2 million of related taxes incurred in for the three and nine months ended September 2023, respectively. In addition, in September 2023, the Company purchased 22,000 shares for $0.9 million, which were settled and retired in October 2023. As such, these shares are recorded as treasury stock as of September 30, 2023. The Company repurchased and subsequently retired 1.8 million and 6.5 million shares of its common stock during the three and nine months ended September 30, 2022, respectively, for a total purchase price of $76.5 million and $245.7 million, respectively. As of September 30, 2023, $385.7 million remained available and authorized for repurchase under this program through December 31, 2025.
9. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Commercial services revenue:
Voice and data	$56,188	$50,256	$163,593	$143,621
IoT data	38,460	33,786	104,971	92,857
Broadband	15,782	13,589	43,258	37,200
Hosted payload and other data	15,020	14,846	45,119	44,769
Total commercial services revenue	125,450	112,477	356,941	318,447
Government services revenue	26,500	26,500	79,500	79,500
Total services revenue	$151,950	$138,977	$436,441	$397,947

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Commercial	$1,881	$1,783	$9,304	$4,280
Government	23,349	15,341	60,764	29,509
Total engineering and support services revenue	$25,230	$17,124	$70,068	$33,789
Approximately 36% and 25% of the Company’s accounts receivable balance at September 30, 2023 and December 31, 2022, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government.
The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $3.3 million and $5.5 million for the three months ended September 30, 2023 and 2022, respectively, and $25.1 million and $21.1 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	September 30, 2023	December 31, 2022
	(In thousands)
Contract Assets:
Commissions	$883	$1,258
Other contract costs	$2,029	$2,255
10. Income Taxes
Loss before income taxes was $6.2 million and $35.0 million for the three and nine months ended September 30, 2023, respectively, while the income tax benefit was $6.0 million and $16.7 million for the three and nine months ended September 30, 2023, respectively. The effective tax rate was 97.5% and 47.7% for the three and nine months ended September 30, 2023, respectively, which differed from the federal statutory rate of 21% primarily due to a discrete tax benefit associated with stock compensation and U.S. tax credits, which were partially offset by tax expense associated with nondeductible executive compensation.
Income before income taxes was $0.1 million and $10.5 million for the three and nine months ended September 30, 2022, respectively, while the income tax benefit was $2.1 million for the three months ended September 30, 2022, and the income tax expense was $1.0 million for the nine months ended September 30, 2022. The effective tax rate for the three and nine months ended September 30, 2022, differed from the federal statutory rate of 21% primarily due to U.S. tax credits, a discrete tax benefit associated with stock compensation and a discrete tax benefit from the U.S. provision-to-return adjustment in the current period, partially offset by tax expense associated with nondeductible executive compensation and non-creditable foreign taxes.
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

The following table summarizes the computations of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Numerator:
Net income (loss) - basic and diluted	$(1,642)	$2,149	(22,608)	9,530

Denominator:
Weighted average common shares — basic	125,176	127,697	126,100	128,800
Dilutive effect of stock options	—	921	—	974
Dilutive effect of RSUs	—	457	—	510
Weighted average common shares — diluted	125,176	129,075	126,100	130,284

Net income (loss) per share - basic and diluted	$(0.01)	$0.02	$(0.18)	$0.07
The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Performance-based RSUs	82	—	168	—
Service-based RSUs	500	—	655	—
Stock options	443	—	543	—
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
In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximate 6% preferred membership interest. The Company’s investment in Aireon is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon was $45.7 million and $48.8 million at September 30, 2023 and December 31, 2022, respectively. The investments by the Company prior to June 2022 had previously been written down to a carrying value of zero.
At each of September 30, 2023 and December 31, 2022, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.
Aireon has contracted to pay the Company a fee to host the ADS-B receivers on its constellation, as well as fees for power and data services in connection with the delivery of the air traffic surveillance data. Pursuant to an agreement with Aireon (the “Hosting Agreement”), Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $86.5 million had been paid as of September 30, 2023. These fees will be recognized over the remaining useful life of the satellites, or approximately $16.0 million per year. Additionally, Aireon pays power fees of up to approximately $3.7 million per year. Aireon also pays data services fees of $19.8 million per year for the delivery of the air traffic surveillance data under a data transmission services agreement. Pursuant to ASU 2016-02, the Company considers the Hosting Agreement an operating lease. The Company recognized $4.0 million of hosting fee revenue for each of the three months ended September 30, 2023 and 2022 and $12.0 million for each of the nine months ended September 30, 2023 and 2022. Aireon receivables under the Hosting Agreement totaled $3.7 million as of September 30, 2023. There were no such receivables as of December 31, 2022. The Company recorded power and data service revenue from Aireon of $5.9 million for each of the three months ended September 30, 2023 and 2022 and $17.6 million for each of the nine months ended September 30, 2023 and 2022.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.3 million and $2.2 million as of September 30, 2023 and December 31, 2022, respectively.
The Company and the other Aireon investors have agreed to participate pro-rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $10.7 million. No bridge loan amounts were outstanding as of September 30, 2023 or December 31, 2022.
Satelles
In the first quarter of 2023, the Company entered into a stock purchase agreement with Satelles, Inc. (“Satelles”) and invested $10.0 million, in addition to its previous equity investment in Satelles. The Company’s fully diluted ownership stake in Satelles was approximately 19.5% as of September 30, 2023, and the investment in Satelles is now accounted for as an equity method investment. The carrying value of the Company’s equity investment in Satelles was approximately $22.3 million as of September 30, 2023.

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
We provide voice and data communications services to businesses, the U.S. and foreign governments, non-governmental organizations and consumers via our satellite network, which has an architecture of 66 operational satellites with in-orbit spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence. In May 2023, we launched five of our remaining six ground spare satellites, bringing our total number of in-orbit spares to 14.
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 100 service providers, 295 value-added resellers, or VARs, and 90 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services targeting specific lines of business.
In January 2023, we announced that we entered into an agreement with Qualcomm Technologies, Inc. to enable satellite messaging and emergency services in smartphones powered by Qualcomm’s Snapdragon® Mobile Platforms. This agreement is aimed to support our satellite services in a variety of smartphone brands and has the potential to expand our services to other consumer devices in the future.
As of September 30, 2023, we had approximately 2,236,000 billable subscribers worldwide, representing an increase of 13% from approximately 1,973,000 billable subscribers as of September 30, 2022. We have a diverse customer base, with end users in the following lines of business: land mobile, Internet of Things, or IoT, maritime, aviation and government.

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

Comparison of Our Results of Operations for the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,				Change
	2023	% of Total Revenue	2022	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$151,950	77%	$138,977	76%	$12,973	9%
Subscriber equipment	20,422	10%	27,959	15%	(7,537)	(27)%
Engineering and support services	25,230	13%	17,124	9%	8,106	47%
Total revenue	197,602	100%	184,060	100%	13,542	7%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	41,394	21%	34,378	19%	7,016	20%
Cost of subscriber equipment	12,823	6%	18,406	10%	(5,583)	(30)%
Research and development	5,037	3%	4,865	3%	172	4%
Selling, general and administrative	33,368	17%	32,140	16%	1,228	4%
Depreciation and amortization	76,825	39%	76,397	42%	428	1%
Total operating expenses	169,447	86%	166,186	90%	3,261	2%
Operating income	28,155	14%	17,874	10%	10,281	58%

Other expense:
Interest expense, net	(34,660)	(17)%	(17,632)	(10)%	(17,028)	97%
Other income (expense), net	343	—%	(146)	—%	489	(335)%
Total other expense, net	(34,317)	(17)%	(17,778)	(10)%	(16,539)	93%
Income (loss) before income taxes	(6,162)	(3)%	96	—%	(6,258)	(6,519)%
Income tax benefit	6,009	3%	2,053	1%	3,956	193%
Loss on equity method investments	(1,489)	(1)%	—	—%	(1,489)	100%
Net income (loss)	$(1,642)	(1)%	$2,149	1%	$(3,791)	(176)%

Revenue
Commercial Service Revenue

	Three Months Ended September 30,
	2023			2022			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$56.2	410	$46	$50.3	401	$42	$5.9	9	$4
IoT data	38.5	1,667	7.90	33.8	1,412	8.24	4.7	255	(0.34)
Broadband (3)	15.8	16.5	322	13.6	14.7	315	2.2	1.8	7
Hosted payload and other data	15.0	N/A		14.8	N/A		0.2	N/A
Total commercial services	$125.5	2,094		$112.5	1,828		$13.0	266
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
For the three months ended September 30, 2023, total commercial services revenue increased $13.0 million, or 12%, from the prior year period primarily as a result of increases in voice and data, IoT and broadband. These increases were driven primarily by increases in billable subscribers across all commercial service lines and higher ARPU in commercial voice and data. Commercial voice and data revenue increased $5.9 million, or 12%, for the three months ended September 30, 2023, compared to the same period of the prior year, primarily due to an increase in ARPU resulting from certain price increases in access fees and increased volume across postpaid voice and data services. Commercial IoT revenue increased $4.7 million, or 14%, for the three months ended September 30, 2023, compared to the same period of the prior year, driven by an 18% increase in IoT billable subscribers primarily due to continued growth in consumer personal communications devices. The effect on revenue of increased subscribers was partially offset by a 4% reduction in IoT ARPU, primarily due to the shifting mix of subscribers using lower ARPU plans, including personal communications subscribers. Commercial broadband revenue increased $2.2 million, or 16%, for the three months ended September 30, 2023, compared to the prior year period, primarily due to a customer arrangement which resulted in recognition of approximately $1.5 million of revenue in the quarter. The increase was also related to a 12% increase in broadband billable subscribers. Hosted payload and other data service revenue remained relatively flat compared to the prior year period.
Government Service Revenue

	Three Months Ended September 30,
	2023		2022		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$26.5	142	$26.5	145	$—	(3)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services contract, or the EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium® airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the three months ended September 30, 2023, revenue was unchanged from the prior year period, in accordance with the contract.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $7.5 million, or 27%, for the three months ended September 30, 2023, compared to the prior year period, primarily due to a decrease in sales volume of handsets and Short Burst Data® devices, including chipsets. We now expect equipment sales for the full year 2023 to be below the record levels we experienced in 2022 and to continue to moderate toward historical levels.
Engineering and Support Service Revenue

	Three Months Ended September 30,
	2023	2022	Change
	(In millions)
Commercial engineering and support services	$1.9	$1.8	$0.1
Government engineering and support services	23.3	15.3	8.0
Total engineering and support services	$25.2	$17.1	$8.1
Engineering and support service revenue increased by $8.1 million, or 47%, for the three months ended September 30, 2023, compared to the prior year period, primarily due to increased work under certain government contracts, primarily the contract awarded by the Space Development Agency, or the SDA. Based on the SDA contract, we expect engineering and support service revenue, as well as associated expenses, to be higher than prior years for the full year 2023 and throughout the life of the SDA contract.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $7.0 million, or 20%, for the three months ended September 30, 2023 from the prior year period, primarily as a result of the increase in work under certain government projects, including the SDA contract as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $5.6 million, or 30%, for the three months ended September 30, 2023, compared to the prior year period primarily due to the decrease in volume of device sales, as described above. The percentage decrease in subscriber equipment costs exceeded the percentage decrease in subscriber equipment revenue primarily due to a decrease in inventory component costs and product mix.
Research and Development
Research and development expenses increased by $0.2 million, or 4%, for the three months ended September 30, 2023, compared to the prior year period based on increased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $1.2 million, or 4%, for the three months ended September 30, 2023, compared to the prior year period, primarily due to personnel costs from increased headcount and higher employee stock-based compensation expense and professional fees, offset in part by a decrease in stock appreciation rights expense in the current year resulting from changes in our stock valuation between the years. We expect selling, general and administrative expense for the full year 2023 to be approximately 20% higher than the prior year due to higher incentive costs, including equity compensation costs and a larger workforce.
Depreciation and Amortization
Depreciation and amortization expense increased by $0.4 million compared to the prior year period as some of the on-orbit spares launched in the second quarter of 2023 were placed in to service in the third quarter.

Other Expense
Interest Expense, Net
Interest expense, net increased $17.0 million, or 97%, for the three months ended September 30, 2023, compared to the prior year quarter. The increase resulted primarily from $14.7 million of fees incurred in connection with our Term Loan refinancing in September 2023.
Income Taxes
For the three months ended September 30, 2023, our income tax benefit was $6.0 million, compared to an income tax benefit of $2.1 million for the prior year period. The increase in income tax benefit is primarily related to a pre-tax book loss in 2023 compared to the prior year pre-tax book income, partially offset by decreased stock compensation tax benefit.
Loss on Equity Method Investments
For the three months ended September 30, 2023, our loss on equity method investments was $1.5 million. We did not record any gains or losses in the prior year period. The increase in loss reflects the portion of losses recorded on our equity method investments.
Net Income (Loss)
Net loss was $1.6 million for the three months ended September 30, 2023, compared to net income of $2.1 million for the prior year period. The change was primarily the result of the increase in interest expense for the repricing fees paid, as noted above.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,				Change
	2023	% of Total Revenue	2022	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$436,441	73%	$397,947	76%	$38,494	10%
Subscriber equipment	89,474	15%	95,462	18%	(5,988)	(6)%
Engineering and support services	70,068	12%	33,789	6%	36,279	107%
Total revenue	595,983	100%	527,198	100%	68,785	13%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	113,431	19%	83,796	16%	29,635	35%
Cost of subscriber equipment	56,075	9%	60,382	11%	(4,307)	(7)%
Research and development	14,541	2%	10,470	2%	4,071	39%
Selling, general and administrative	109,391	19%	86,905	17%	22,486	26%
Depreciation and amortization	267,213	45%	227,739	43%	39,474	17%
Total operating expenses	560,651	94%	469,292	89%	91,359	19%
Operating income	35,332	6%	57,906	11%	(22,574)	(39)%

Other expense:
Interest expense, net	(71,273)	(12)%	(46,989)	(9)%	(24,284)	52%
Other income (expense), net	981	—%	(374)	—%	1,355	(362)%
Total other expense, net	(70,292)	(12)%	(47,363)	(9)%	(22,929)	48%
Income (loss) before income taxes	(34,960)	(6)%	10,543	2%	(45,503)	(432)%
Income tax benefit (expense)	16,673	3%	(1,013)	—%	17,686	(1,746)%
Loss on equity method investments	(4,321)	(1)%	—	—%	(4,321)	100%
Net income (loss)	$(22,608)	(4)%	$9,530	2%	$(32,138)	(337)%

Revenue
Commercial Service Revenue

	Nine Months Ended September 30,
	2023			2022			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$163.6	410	$45	$143.6	401	$41	$20.0	9	$4
IoT data	105.0	1,667	7.49	92.8	1,412	7.92	12.2	255	(0.43)
Broadband (3)	43.2	16.5	305	37.2	14.7	297	6.0	1.8	8
Hosted payload and other data	45.1	N/A		44.8	N/A		0.3	N/A
Total commercial services	$356.9	2,094		$318.4	1,828		$38.5	266
(1)Billable subscriber numbers shown are at the end of the respective period.
(2)ARPU is calculated by dividing revenue in the respective period by the average of the number of billable subscribers at the beginning of the period and the number of billable subscribers at the end of the period and then dividing the result by the number of months in the period. Billable subscriber and ARPU data is not applicable for hosted payload and other data service revenue items.
(3)Commercial broadband service consists of Iridium OpenPort and Iridium Certus broadband services.
For the nine months ended September 30, 2023, total commercial services revenue increased $38.5 million, or 12%, from the prior year period primarily driven by increases in billable subscribers in voice and data, IoT and broadband. Commercial voice and data revenue increased $20.0 million, or 14%, from the prior year period primarily due to an increase in ARPU resulting from certain price increases in access fees and an increase in volume across all voice and data services. Commercial IoT revenue increased $12.2 million, or 13%, for the nine months ended September 30, 2023, compared to the prior year period, driven by an 18% increase in IoT billable subscribers primarily due to continued growth in consumer personal communications devices. The subscriber increase effect on revenue was partially offset by a 5% reduction in IoT ARPU, primarily due to the shifting mix of subscribers using lower ARPU plans, including personal communication subscribers. Commercial broadband revenue increased $6.0 million, or 16%, for the nine months ended September 30, 2023, compared to the prior year period, primarily due to the increase in broadband billable subscribers. Hosted payload and other data service revenue remained relatively flat compared to the prior year period.
Government Service Revenue

	Nine Months Ended September 30,
	2023		2022		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$79.5	142	$79.5	145	$—	(3)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to the U.S. government and other authorized customers pursuant to our EMSS Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the nine months ended September 30, 2023, revenue was unchanged from the prior year period, in accordance with the EMSS Contract.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased $6.0 million, or 6%, for the nine months ended September 30, 2023, compared to the prior year period, primarily due to a decrease in sales volume of Short Burst Data devices, including chipsets, offset in part by an increase in sales volume of handset devices. We now expect equipment sales for the full year 2023 to be below the record levels we experienced in 2022 and to continue to moderate toward historical levels.
Engineering and Support Service Revenue

	Nine Months Ended September 30,
	2023	2022	Change
	(In millions)
Commercial engineering and support services	$9.3	$4.3	$5.0
Government engineering and support services	60.8	29.5	31.3
Total engineering and support services	$70.1	$33.8	$36.3
Engineering and support service revenue increased $36.3 million, or 107%, for the nine months ended September 30, 2023 compared to the prior year period primarily due to increased work under certain government projects, including the SDA contract noted above. As noted above, we expect engineering and support service revenue, as well as associated expenses, to be generally higher than prior years for the full year 2023 and throughout the life of the SDA contract.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $29.6 million, or 35%, for the nine months ended September 30, 2023 from the prior year period, primarily as a result of an increase in work under certain government engineering contracts, as noted above, and higher satellite operation costs.
Cost of Subscriber Equipment
Cost of subscriber equipment decreased $4.3 million, or 7%, for the nine months ended September 30, 2023, compared to the prior year period, which was in line with the change in equipment revenue for the same period.
Research and Development
Research and development expenses increased by $4.1 million, or 39%, for the nine months ended September 30, 2023 compared to the prior year period based on increased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses increased by $22.5 million, or 26%, for the nine months ended September 30, 2023 compared to the prior year period, primarily due to higher management incentive, including equity compensation costs and an increase in headcount and professional fees. As noted above, we expect selling, general and administrative expense to increase by approximately 20% in 2023 compared to 2022, due primarily to stock-based compensation costs.
Depreciation and Amortization
Depreciation and amortization expense increased by $39.5 million, or 17%, compared to the prior year period primarily related to the write-off of the remaining ground spare satellite in the second quarter of 2023 following completion of on-orbit testing, which resulted in accelerated depreciation expense of $37.5 million.
Other Expense
Interest Expense, Net
Interest expense, net increased $24.3 million for the nine months ended September 30, 2023 compared to the prior year period. The increase resulted primarily from the fees paid to refinance our Term Loan in September 2023, as noted above, and an increase in the base rate of our Term Loan compared to the prior year period.

Income Taxes
For the nine months ended September 30, 2023, our income tax benefit was $16.7 million, compared to income tax expense of $1.0 million for the prior year period. The increase in income tax benefit is primarily related to a pre-tax book loss in 2023 compared to the prior year pre-tax book income, and the net impact of increased stock compensation tax benefit partially offset by tax expense from increased nondeductible executive compensation.
Loss on Equity Method Investments
For the nine months ended September 30, 2023, our loss on equity method investments was $4.3 million. We did not record any gains or losses in the prior year period. The increase in loss reflects the portion of losses recorded on equity method investments.
Net Income (Loss)
Net loss was $22.6 million for the nine months ended September 30, 2023, compared to net income of $9.5 million for the prior year period. The change primarily resulted from the increase in depreciation expense related to the write-off of the remaining ground spare, as noted above, and an increase in interest expense related to the fees paid for the refinancing of the Term Loan and the increased interest rate. These were offset in part by the income tax benefit and increases in revenues, as noted above.
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
As of September 30, 2023, our total cash and cash equivalents balance was $67.9 million, down from $168.8 million as of December 31, 2022, principally as a result of the $195.1 million in repurchases of our common stock, $57.3 million in capital expenditures and $48.8 million in dividends paid during the nine months ended September 30, 2023, offset by internally generated cash flows from operations.
Term Loan
On September 20, 2023, pursuant to an amended and restated credit agreement, or the Credit Agreement, we refinanced our previously existing Term Loan for a total borrowing of $1,500.0 million, and an accompanying $100.0 million revolving loan, or the Revolving Facility. The refinanced Term Loan was issued at a price equal to 99.75% of its face value and bears interest at an annual rate equal to the Secured Overnight Financing Rate, or SOFR, plus 2.5%, with a 0.75% SOFR floor. The maturity date of the Term Loan is in September 2030. Interest is paid monthly on the last business day of the month. The Revolving Facility bears interest at the same rate (but without a SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, which will be reduced to 0.375% if we have a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1, and a maturity date in September 2028. Principal payments, payable quarterly, beginning with the quarter ending March 31, 2024, will equal $15.0 million per annum (equal to one percent of the full principal amount of the Term Loan), with the remaining principal due upon maturity.
We paid $3.8 million of original issuance costs to refinance the Term Loan in September 2023, which costs were deferred and will be amortized over the extended term. Lenders making up approximately $16.8 million of the Term Loan did not participate in the refinancing. Those portions of the Term Loan were replaced by new or existing lenders. This resulted in an immaterial loss on extinguishment of debt during the three months ended September 30, 2023, as we wrote off the unamortized debt issuance costs related to the lenders who were fully repaid in exchange of principal. We deferred an additional $1.2 million of third-party fees associated with the refinancing of the Term Loan and the Revolving Facility.
As of September 30, 2023 and December 31, 2022, we reported an aggregate of $1,500.0 million and $1,504.6 million in borrowings under the Term Loan, respectively. These amounts do not include $18.1 million and $17.4 million of net unamortized deferred financing costs as of September 30, 2023 and December 31, 2022, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of September 30, 2023 and December 31, 2022 amounted to $1,481.9 million and $1,487.2 million, respectively. We have not drawn on our Revolving Facility.
The Credit Agreement contains no financial maintenance covenants, with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires us to maintain a consolidated first lien net leverage ratio, as defined by the Credit Agreement, of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of September 30, 2023.
The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions, subject, in the case of the Term Loan, to a 1% penalty in the event the Term Loan is prepaid or repriced within the first six months from the refinancing date. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement) in the event our net leverage ratio rises above 3.5 to 1.
Contractual Obligations
As of September 30, 2023, we had non-cancelable purchase obligations of approximately $28.4 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during 2023, decreased $28.5 million from the end of 2022 primarily due to recovery from supply chain constraints.
Our only material long-term cash requirement is the repayment of our Term Loan upon its maturity in 2030, which is expected to be $1,402.5 million. We expect to refinance this amount at or prior to maturity.
Dividends
On December 8, 2022, our Board of Directors initiated a quarterly dividend. In each of December 2022, May 2023, and September 2023, our Board of Directors declared a quarterly cash dividend in the amount of $0.13 per share of common stock, which were paid in March, June, and September 2023. Total dividends paid through September 30, 2023 were $48.8 million. While we expect to continue regular cash dividends, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2023	2022	Change
	(In thousands)
Cash provided by operating activities	$227,106	$254,458	$(27,352)
Cash used in investing activities	$(67,285)	$(94,756)	$27,471
Cash used in financing activities	$(258,371)	$(263,793)	$5,422
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2023 decreased by $27.4 million from the prior year period. Cash flows from working capital decreased by approximately $32.0 million, primarily due to a decrease in cash flows related to inventory and accounts payable. This was partially offset by an increase in non-cash adjustments to net income (loss). We now expect our inventory balance to grow to approximately $90.0 million by the end of 2023 to replenish our inventory levels, including last-time buys. We expect inventory will moderate over the next few years to historical levels.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 decreased by $27.5 million as compared to the prior year period, primarily as a result of our $50.0 million investment in Aireon Holdings in 2022, compared to our $10.0 million in Satelles in 2023, offset in part by increased capital expenditures of $12.5 million, primarily related to payments for the launched ground spares. We currently expect our capital expenditures to average approximately $50.0 million to $60.0 million per year through 2030, excluding costs in connection with the launch of ground spare satellites.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 decreased by $5.4 million compared to the prior year period primarily due to a decrease in repurchases of our common stock and a net decrease in principal payments associated with the terms under the refinancing of our Term Loan, offset in part by the common stock dividends paid in 2023, as described above.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,500.0 million under the Term Loan as of September 30, 2023. Under our Term Loan, we pay interest at an annual rate equal to SOFR, plus 2.5%, with a 0.75% SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.25 million related to the unhedged portion of the Term Loan.
We have not borrowed under our Revolving Facility. Accordingly, although the Revolving Facility bears interest at SOFR plus 2.5%, without a SOFR floor, if and as drawn, we are not currently exposed to fluctuations in interest rates with respect to our Revolving Facility.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors described in the Annual Report.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1-31	856,391	$53.20	856,391	$414.8 million
August 1-31	369,436	$50.41	369,436	$396.2 million
September 1-30	219,540	$48.04	219,540	$385.7 million
Total	1,445,367	$51.71	1,445,367	—
In February 2021, our Board of Directors approved the repurchase of up to $300.0 million of our common stock through December 31, 2022. In March 2022, our board of directors approved the repurchase of up to an additional $300.0 million of our common stock through December 31, 2023. In July 2023, the Board of Directors approved a share repurchase program of up to an additional $400.0 million of our common stock through December 31, 2025, in addition to its previously announced share repurchase programs. All shares listed above were purchased under these authorizations in open market transactions.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
None.

ITEM 6.     EXHIBITS.
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
10.1
Amendment and Restatement Agreement, dated September 20, 2023, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, Various Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 20, 2023.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the Securities and Exchange Commission on October 19, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022;
(iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: October 19, 2023