Form 10-K
period 2023-12-31
Iridium Communications Inc.
filed 2024-02-15
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,078.9 million.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 9, 2024 was 122,446,386.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2023

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

The current Iridium® constellation was completed in 2019, fully replacing our first-generation system. In addition to supporting new products with higher data speeds, it also hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on our satellites. We formed Aireon LLC in 2011, with subsequent investments from several air navigation service providers, or ANSPs, to develop and market this service. Aireon has contracted to provide surveillance and other services to ANSPs and other customers around the world. Aireon has also contracted to pay us a fee to host the ADS-B receivers on our satellites, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium system. In addition, we have entered into an agreement with L3Harris Technologies, Inc., or L3Harris, the manufacturer of the Aireon hosted payload, pursuant to which L3Harris pays us fees to allocate the remaining hosted payload capacity to its customers and data service fees on behalf of these customers.

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

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $196.1 million in service and engineering and support service revenue, or 25% of our total revenue, for the year ended December 31, 2023. This does not include revenue from the sale of equipment that may be ultimately purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack specific visibility into these activities and the related revenue. We operate under a multi-year, fixed-price contract with the U.S. government, which we refer to as our Enhanced Mobile Satellite Services, or EMSS, contract to provide specified satellite airtime services for an unlimited number of U.S. Department of Defense, or DoD, and other federal government subscribers. The EMSS contract, entered into in September 2019, has a total value of $738.5 million over its seven-year term, through September 2026, with annual revenues between $100 million and $110.5 million over the term. We may provide other services, such as Iridium Certus, to the U.S. government under separate arrangements for an additional fee.

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

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 100 service providers, approximately 300 value-added resellers, or VARs, and approximately 85 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At December 31, 2023, we had approximately 2,279,000 billable subscribers worldwide, representing a 14% increase compared to December 31, 2022. Total revenue increased from $721.0 million in 2022 to $790.7 million in 2023, representing a 10% increase.

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

We believe that increasing mobile penetration creates additional demand for mobile satellite services. According to a 2023 study by the GSM Association, unique mobile subscribers, excluding cellular Internet of Things, or IoT, reached 5.4 billion throughout the world as of the end of 2022 and are projected to reach 6.3 billion by 2030.

We believe that growth in the terrestrial wireless industry has increased awareness of the need for reliable mobile voice and data communications services. In addition, despite significant penetration and competition, terrestrial wireless systems do not cover a large majority of the earth’s surface and are focused mainly in those areas where people live, excluding oceans and other remote regions where ships, airplanes and other remote assets may be. By offering mobile communications services with global voice and data coverage, mobile satellite service providers address the demand from businesses, governments and individuals for connectivity and reliability in locations not consistently served by wireline and wireless terrestrial networks.

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

Within the two major satellite sectors, fixed satellite services and mobile satellite services, the products that operators offer differ significantly from each other with respect to size of antenna and types of services that the products can offer. Fixed satellite services providers, such as Intelsat S.A., Eutelsat Communications S.A. and SES S.A., are characterized by large, often stationary or fixed ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high-speed data customers and international telephone markets. By contrast, mobile satellite services providers, such as us, focus more on voice and data services, where mobility and small-sized terminals are essential. Other mobile satellite service providers include Globalstar, Inc., ORBCOMM Inc., and in some portions of their businesses, Viasat Inc. (following its acquisition of Inmarsat Global Limited) and new entrants such as Space Exploration Technology Corp.’s (SpaceX) Starlink and OneWeb Holdings Limited.

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

Our Competitive Strengths
•Our Constellation. Our unique satellite constellation provides true global and weather-resilient coverage, which enables our Iridium Certus platform offerings and empowers the development of a range of new global products and services, as well as supporting Aireon’s aircraft tracking service and other hosted payload missions. Our network design of 66 operational satellites uses an interlinked mesh architecture to transmit signals from satellite to satellite, which reduces the need for multiple local ground stations around the world and facilitates the global reach of our services. Many of our competitors use GEO satellites, which orbit above the earth’s equator, limiting their visibility to far northern or southern latitudes and polar regions. Some LEO satellites without crosslink architecture from operators like Globalstar and ORBCOMM use an architecture commonly referred to as “bent pipe,” which requires voice and data transmissions to be immediately routed to ground stations in the same region as the satellite and can only provide real-time service when they are within view of a ground station, limiting coverage to areas near where they have been able to license and locate ground infrastructure. The LEO design of our satellite constellation produces minimal voice and data transmission delays compared to GEO systems due to the shorter distance our signals have to travel, and LEO systems typically have smaller antenna and power requirements. Our L-band spectrum is also more resistant to weather interference than the K-band spectrum used by many of our competitors.
•Attractive and growing markets. We believe that mobile satellite services will continue to experience growth driven by the increasing awareness of the need for reliable mobile voice and data communications services, the lack of coverage of most of the earth’s surface by terrestrial wireless systems, the continued development of the IoT, and the continued development of other innovative, lower-cost technology, such as applications integrating mobile satellite products and services into other devices, including embedding standards-based satellite technology in smartphones and IoT devices. Only satellite providers can offer global coverage, and developing a satellite network requires significant financial investment, as well as technological and regulatory challenges. We believe that we are well-positioned to capitalize on the growth in our industry from end users who require reliable, easy-to-use mobile communications services in all locations.
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

•Expand our target markets through the development of new products and services. We believe that we can expand our target markets by developing and offering a broader range of products and services, including a wider array of cost-effective and competitive broadband, midband, safety services, and IoT data services using our proprietary Iridium Certus technology to complement and expand on our legacy narrowband services. Iridium Certus is a multi-service technology platform that can deliver a range of services, from voice to a high-throughput L-band data connection, at a range of competitive price points, data speeds, and terminal dimensions to meet an expanding set of customer requirements. Beyond Iridium Certus technology, we also plan to expand our target markets by adding in a standards-based IoT solution. For example, during 2024, we announced Project Stardust, which is what we call our new, multi-year project to develop standards-based Narrowband-Internet of Things (NB-IoT) and Non-Terrestrial Network (NB-NTN) messaging and SOS capabilities for smartphones, tablets, cars and related consumer applications.
•Accelerate the development of personal communications capabilities. Part of our strategy for the development of personal mobile satellite communications is to allow individuals to connect to our network in more ways, including from devices such as smartphones, tablets and laptops through our Iridium GO!® and Iridium GO! exec® devices or a variety of personal communication devices from VAMs and VARs like Garmin. We are making our technology more accessible and cost-effective for our distribution partners to integrate by licensing our core technologies; by adding functionality, such as push-to-talk, or PTT, capability, which allows multiple users to participate in talk groups worldwide; by providing rugged, dependable devices and services; and by developing new services that take advantage of the capabilities of our global constellation.
•Continued growth in services provided to the U.S. government. Under our EMSS contract, we provide Iridium airtime services, including unlimited global standard and secure voice, paging, fax, Short Burst Data®, or SBD®, Iridium Burst®, Router-Based Unrestricted Digital Interworking Connectivity Solutions (or RUDICs) and DTCS services for an unlimited number of DoD and other federal government subscribers. The fixed-price annual rate of the EMSS contract through September 2024 is $106 million, with increases thereafter up to $110.5 million for the final contract year ending in September 2026. Other services such as Iridium Certus and Satellite Time and Location provide us with opportunities to offer new products and services to the U.S. government for an additional fee.
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
•Continue to support Aireon in the execution of its business plan. Aireon, which we formed in 2011, with subsequent investments from five ANSPs, is our primary hosted payload customer. Aireon developed an ADS-B receiver payload that is hosted on our satellites and gathers ADS-B position information from aircraft to provide a global air traffic surveillance service. Aireon has contracted to offer its service to ANSPs and other commercial customers worldwide. Aireon has also contracted to pay us a fee to host their payloads on our satellites and pays us data service fees for the delivery of the air traffic surveillance data from those payloads over the Iridium system. We also continue to hold a meaningful equity stake in Aireon.

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of approximately 100 service providers, approximately 300 VARs and approximately 85 VAMs. These distributors sell our products and services to end users, either directly or indirectly through service providers, VARs or dealers. Of these distributors, over 53 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific lines of business. We also sell airtime services directly to the U.S. government, including the DoD, for resale to other government agencies. The U.S. government and international government agencies may purchase additional services as well as our products and related applications through our network of distributors.

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

Commercial Markets

We view our commercial business as our primary source of long-term growth. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voicemail. Unlike service providers, our VARs typically focus more on data applications and provide a broader array of value-added services specifically targeted to the niche markets they serve, such as IoT, maritime, aviation and government markets, where high-use customers with specialized needs are concentrated. These VARs integrate our handsets, transceivers, high-speed data devices and SBD modems with other hardware and software to create packaged solutions for end users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, such as Caterpillar Inc., the DoD, and other U.S. and foreign government agencies. Our service providers include satellite service providers such as Marlink AS, Applied Satellite Technology Limited and Network Innovations, as well as some of the largest telecommunications companies in the world, including Telstra Limited, KDDI Corporation and Singapore Telecommunications Limited (Singtel). Our VARs include ARINC Incorporated, Beam Communications Pty Ltd., Blue Sky Network, LLC, Garmin Services Inc., Garmin International Inc., Gogo Business Aviation LLC, Komatsu Ltd, Kore Telematics Inc., MetOcean Telematics Limited, NAL Research Corporation, and Zunibal S.A.

We also sell our products to VAMs, who integrate our transceivers or chipsets into their proprietary hardware. These VAMs produce specialized end-user equipment, including integrated ship, vehicular and aviation communications systems, and global asset tracking devices, which they offer to end users in IoT, maritime, aviation and government markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. Our VAMs include Calamp Wireless Networks Corporation, Garmin Services Inc., Jacobs Technology, Inc., and Lars Thrane A/S.

In addition to VARs and VAMs, we maintain relationships with approximately 95 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing, and support expenses. Our VADs include AeroAntenna Technology, Inc., AnsuR Technologies AS, ASIQ Pty Ltd. Crib Gogh Ltd, Ocean and Coastal Environment Sensing Inc., Rockwell Collins Inc. and two10degrees Limited.

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

We also provide maintenance services for the U.S. government gateway pursuant to our Gateway Maintenance and Support Services, or GMSS, contract managed by the U.S. Space Force. This agreement, which became effective in April 2019, has a total contract value to us of approximately $60.4 million. The GMSS contract has been extended through March 31, 2024, as we negotiate a renewal of the agreement.

In September 2019, we were also awarded a five-year indefinite-delivery/indefinite-quantity gateway evolution contract managed by the U.S. Space Force to enable ongoing innovation and enhancements for the U.S. government gateway. This contract has a total contract value to us of $76 million. We expect to renew this agreement prior to its expiration in September 2024.

In May 2022, the SDA awarded General Dynamics Mission Systems, with Iridium as a subcontractor, the SDA contract, to establish the ground Operations and Integration (O&I) segment for Tranche 1 of the PWSA. The SDA contract has an estimated value of $324.5 million, which includes a $163 million base amount and $161.5 million in options. We expect to receive $202 million in revenue over the course of the contract’s seven-year term. Revenues from the SDA contract contributed to our higher engineering and support service revenue in 2023, as well as associated expenses, compared to the prior year, and we expect that higher level of revenues and expenses to continue throughout the life of the SDA contract.

U.S. government services, including engineering services, accounted for approximately 25% of our total revenue for the year ended December 31, 2023. Our reported U.S. government revenue includes airtime revenue derived from the EMSS contract and services provided through the GMSS contract, the gateway evolution contract, and other engineering and support contracts with the U.S. government, primarily the SDA contract. Pursuant to federal acquisition regulations, the U.S. government may terminate the EMSS, GMSS, gateway evolution, or SDA contracts, in whole or in part, at any time.

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

Commercial Voice and Data and Commercial Broadband

We offer commercial voice and data and commercial broadband services primarily in the land mobile, maritime, and aviation sectors. We separately report commercial Iridium Certus broadband revenue with Iridium OpenPort® service revenue as commercial broadband revenue. Because there is considerable overlap in these services, we have combined our discussion of these revenue lines in this report, noting within the discussion where our broadband services contribute, particularly in maritime.

Land Mobile

We are the leading provider of mobile satellite communications services to the land mobile sector, providing handset services to areas not served or inconsistently served by existing terrestrial communications networks. Mining, forestry, construction, oil and gas, utilities, heavy industry and transport companies as well as the military, public safety and disaster relief agencies are significant users of our land mobile services. Sales of Iridium GO! and Iridium PTT services also contribute to the land mobile sector. We believe that demand for mobile communications devices operating outside the coverage of terrestrial networks, combined with our small, lightweight, durable handsets with truly global coverage, will allow us to capitalize on growth opportunities among these users.

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

Our land mobile end users utilize our satellite communications services for:
•Voice and data: Multinational corporations in various sectors use our services for business telephony, email and data transfer services, location-based services, and broadband for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and while conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor users rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage. Iridium PTT offers non-governmental organizations (NGOs), military, first responder, oil and gas, civil government and other users the ability to hold group calls using the Iridium Extreme® PTT handset or other devices developed by our VAMs and VARs using the Iridium 9523 PTT core transceiver. The Thales MissionLINK terminal, the first Iridium Certus offering in the land mobile area, allows rapid deployment and on-the-move communications, location tracking and telemetry. In 2022 and 2023, several VAMs introduced products supporting midband capabilities for land-based applications including remote monitoring, business continuity, and fleet management.
•Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls and to establish data, email, internet and corporate network connections.
•Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of natural disasters such as the California and Maui wildfires in 2023, the volcanic eruption in Tonga in 2022, Hurricanes Ian and Nicole in 2022, and earthquakes in Haiti in 2021 and the Mexico City area in 2017. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America. Further, many enterprises and governments include mobile satellite services such as ours as part of their PACE (Primary/Alternate/Contingency/Emergency) plan, to maintain communications continuity in case of terrestrial communication network outages.

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
Maritime

We serve the commercial maritime market with a variety of products, including broadband terminals, embedded devices and handsets. This market includes merchant shipping, fishing, leisure and research vessels, and specialized watercraft. Since we introduced Iridium Certus broadband in January 2019, Iridium Certus services have accounted for an increasing portion of our revenue from this market, and we expect that trend to continue, although we still support our legacy broadband offering, Iridium OpenPort service. Our products and services targeting the maritime market typically have high average revenue per subscriber. Once one of our maritime systems is installed on a vessel, it often generates a multi-year recurring revenue stream from the customer. To take advantage of this, from time to time, we may offer promotions or rebates to accelerate new customer acquisitions and solidify this expected long-term revenue stream.

We believe Iridium Certus, which offers data speeds of up to 704 Kbps, presents a compelling communication solution for L-band users in the maritime market. Iridium Certus has been increasingly installed on oceangoing vessels as a companion to Ku-band Very Small Aperture Terminal, or VSAT, and new Non-Geostationary Orbit, or NGSO, providers, and we have seen lower usage levels of those other providers on some vessels where we had previously been used as the primary communications service. We expect additional offerings, such as the Iridium Certus 200 service, to increase the addressable market for our maritime services.

Maritime end users utilize our satellite communications services for the following:
•Business critical data applications: Ship operators use our services to exchange email and data files and to receive other information such as meteorological reports, emergency bulletins, cargo and voyage data and electronic chart updates. We believe the breadth of our Iridium Certus offerings provides attractively priced options for shipping operators and fishing fleets seeking increased functionality, as well as for yachts, work boats and other vessels for which traditional marine satellite systems have typically been costly and underperforming. In conjunction with our distributors, we also offer services that permit service providers and VARs to offer complete integrated solutions for prepaid calling, email and IP-based data communications. For example, one of our distribution partners, Marlink Inc., has been integrating Iridium Certus with its miniature Very Small Aperture Terminal, or mini-VSATSM, broadband service to provide companion connectivity when the mini-VSAT terminal is out of its coverage area or non-operational.
•Voice services: Maritime global voice services are used for both vessel operations and communications for crew welfare. Merchant shipping companies use phone cards for crew use at preferential around-the-clock flat rates.
•Vessel management and asset tracking: Shipping operators use our services to manage operations on ships and to transmit data, such as course, speed and fuel stock. Our services are commonly integrated with GPS to provide a real-time position reporting capability. Many fishing vessels are required by law to carry terminals using approved mobile satellite services for tracking purposes as well as to monitor catches and to ensure compliance with geographic fishing restrictions. European Union (EU) regulations, for example, require EU-registered fishing vessels of over 15 meters to carry terminals for the purpose of positional reporting of those vessels. Furthermore, new environmental regulations in some jurisdictions are expected to require monitoring of merchant vessels in territorial waters, which would provide an additional growth opportunity for us.
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

Aviation

We are one of the leading providers of mobile satellite communications services to the aviation sector, and we continue to see aviation as an area of potential revenue growth. Our services are increasingly used in commercial and government aviation applications, principally by business jets, corporate and government helicopter fleets, specialized general aviation fleets, such as medevac companies and fire suppression fleets, and high-end personal aircraft. Our services are also employed by commercial airline operators for flight deck voice and data link services for aircraft operational and safety communications. As a result of authorizations by the U.S. Federal Aviation Administration, or FAA, and U.S. Federal Communications Commission, or FCC, for us to provide air traffic datalink communications, commercial operators are installing avionics that use the Iridium network on the flight deck to comply with international air navigation communications requirements to operate in oceanic and remote airspace, including polar regions. Voice and data avionics platforms from our VAMs have been adopted as standard equipment and as factory options for a range of airframes in business aviation and air transport, such as Gulfstream Aerospace Corporation, Bombardier Inc., Cessna Aircraft Company, Boeing and Airbus. Avionics platforms that utilize our network are also retrofitted on thousands of corporate and commercial aircraft already in operation.

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
•Rotary and general aviation applications: The Iridium network is uniquely suited to these sectors, as we have small antenna designs that work under rotor blades and enable installation on smaller general aviation platforms. We are also a major supplier for rotary aviation applications to end users in a number of markets, including medevac, law enforcement, oil and gas, and corporate work fleets. Companies such as Air Logistics, EagleMed and Air Evac Lifeteam rely on applications from our distributors for traditional voice communications, fleet tracking and management, and real-time flight diagnostics. VARs and VAMs such as Flightcell International Limited, Garmin

Services Inc., Honeywell International, Inc., SkyTrac Systems Limited, and Spider Tracks Limited incorporate Iridium products and services into their applications for these markets.
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

Our IoT services are used for:
•Personal tracking devices and location-based services: Several of our VARs, such as Garmin Services Inc., ACR Electronics, and Zoleo, Inc., market small, portable devices that provide personal tracking and data communications services to consumers and commercial end users. In addition, Iridium GO! and the Iridium Extreme handsets offer personal tracking and location-based services. These devices use IoT data services to send location information and other data to web-based portals for tracking.
•Heavy equipment telematics: Large, global heavy equipment original equipment manufacturers, such as Caterpillar Inc., Komatsu Ltd, Hitachi Construction Machinery Co. Ltd., Hyundai Doosan Infracore Co. LTD and Appareo Systems LLC, use our global IoT services to monitor their off-road heavy equipment in markets such as construction, mining, agriculture and forestry.
•Fleet management: Our global coverage permits our products and services to be used to monitor the location of vehicle fleets, hours of service and engine telemetry data, as well as to conduct two-way communications with drivers around the world. Fleet management companies, such as I.D. Systems, Mix Telematics International (Pty) Ltd, and Omnilink Tecnologia S/A, use our service to provide distance drivers with reliable communications to their dispatchers and their destinations to coordinate changing business needs, and our satellite network provides continuous communications coverage while they are in transit. We expect that the need for more efficient, cost-effective and safer fleet operations, as well as the imposition of regulatory mandates related to driver safety, such as drive-time monitoring, will increase demand for our services in this area.
•Fixed-asset monitoring: Multinational corporations, such as oil-field service companies like Schlumberger Limited and ConocoPhillips Company, use our services through one of our service providers to run applications that allow remote monitoring and operation of equipment and facilities around the globe, such as oil pipelines and offshore drilling platforms.
•Asset tracking: Leveraging IoT applications developed by several of our distributors, companies use our services and related devices to track assets, including personnel, for logistics, theft-prevention and safety purposes. Companies and organizations that have fleets of vehicles use IoT solutions from Iridium distributors to improve the efficiency of their operations. For example, customers use Trimble Transportation’s solution to provide global communication to transportation assets, and the Department of Homeland Security’s Office of Enforcement and Removal uses Fleet Management Solutions’ IoT solution to transmit position, direction, speed and other data for management of its vehicle fleet.
•Resource management: Our global coverage and data throughput capabilities support natural resource management applications, such as fisheries management systems. Three of our VARs—Collecte Localisation Satellites (CLS), MetOcean Telematics Limited and Ground Control Technologies UK Ltd —have developed applications for the fishing industry that enable regulatory compliance of fishing practices in a number of countries around the world.
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

Hosted Payload and Other Data Services

Our Iridium satellites also host customer payloads. We generate revenue from these customers both from the hosted payload capacity and from data service fees. Because the hosted payload revenues are based on a contractual commitment for the life of the Iridium constellation, we recognize revenue from these customers over the expected life of the system. As described elsewhere in this report, in the fourth quarter of 2023 we updated our estimate of the useful life of our satellites, which resulted in an extension of that useful life from 12.5 years to 17.5 years.

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

Services and Products

At December 31, 2023, we had approximately 2,279,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, IoT services, hosted payload and other data services and engineering services. Sales of our commercial services collectively accounted for approximately 62% of our total revenue for the year ended December 31, 2023. We also sell related voice and data equipment to our customers, which accounted for approximately 13% of our total revenue for the year ended December 31, 2023. In addition, we offer services to U.S. government customers, including the DoD. U.S. government services, including engineering services, accounted for approximately 25% of our total revenue for the year ended December 31, 2023.

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

Prepaid Mobile Voice Satellite Communications Services

We also offer mobile voice services to service providers and VARs through prepaid plans. Service providers and VARs pay us in advance for defined blocks of airtime minutes with expiration periods in various configurations, generally ranging from 30 days to two years, but which can be extended by the purchase of additional e-vouchers up to a maximum of three or four years. These services are then generally sold to subscribers in the form of prepaid e-vouchers and scratch cards that enable subscribers to use our services on a per-minute basis. We believe service providers and VARs are drawn to these services because they enable greater cost control by eliminating the need for monthly billings and reducing collection costs, and can be sold in countries where credit may not be readily available for end users. Our distributors often offer our prepaid voice services through fixed devices to subscribers in rural villages, at remote industrial, commercial and residential sites, and on ships at sea, among other places. Fixed voice services are in many cases an attractive alternative to handheld mobile satellite communications services in situations where multiple users will access the service within a defined geographic area and terrestrial wireline or wireless service is not available. Fixed phones, for example, can be configured as pay phones that accept prepaid scratch cards and can be installed at a central location, for example in a rural village or on a maritime vessel.

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

We also continue to offer our legacy Iridium OpenPort service, which provides maritime, aviation and terrestrial users speeds of up to 134 Kbps and three independent voice lines. For this service, we typically charge service providers monthly access fees and usage fees for airtime consumed by the respective subscribers for voice and data communications. We have discontinued the manufacture of the Iridium Pilot platform that supports Iridium OpenPort services, with those customers often upgrading to Iridium Certus technology.

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

Our Products

We offer a broad array of voice and data products that work worldwide. In most cases, our devices or an antenna must be located outside and within view of a satellite to be able to access our network.

Satellite Handsets and Iridium GO!

Our principal handset offerings are the Iridium 9555 and Iridium Extreme satellite phones. We believe the industrial-strength design of these products is critical for customers, many of whom are located in the most inhospitable spots on the planet and require rugged and reliable communications equipment.

•Iridium 9555. The Iridium 9555 provides voice, SMS and narrowband data connectivity. This model features a grayscale screen, SMS capability, an integrated antenna and a speakerphone. The Iridium 9555 weighs 9.4 ounces and offers up to 3.1 hours of talk time. The Iridium 9555 has an industrial feel with a rugged housing to protect its sophisticated satellite transceiver.

•Iridium Extreme. The Iridium Extreme adds to the Iridium 9555’s capabilities by providing a rugged exterior that meets Military Standard 810F for durability, a dedicated, two-way emergency SOS button, and fully integrated GPS and location-based services. These extra features are provided in a handset that is even smaller than the Iridium 9555, weighing 8.7 ounces and offering up to four hours of talk time. An emergency response service provided by GEOS Travel Safety Group, or GEOS, is included with the purchase of the phone and airtime usage. The two-way emergency SOS button initiates a voice call and an emergency text message via SMS to GEOS, which then coordinates with local emergency responders.

•Iridium Extreme PTT. The Iridium Extreme PTT enhances the Iridium Extreme with an intelligently designed push-to-talk mode, expanded speakerphone, reinforced PTT button, and extended capacity battery. The user interface provides access to multiple communication services, including voice calling, SMS and SOS, allowing users to connect to a talkgroup located in up to 10 customer-defined geographic regions worldwide. The Iridium Extreme PTT weighs 9.5 ounces and offers up to 6.5 hours of talk time for voice calls and five hours of talk time while using PTT.

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

•Iridium GO! exec. Iridium GO! exec, a premium version of the Iridium GO!, is powered by our Iridium Certus 100 service and provides IP connectivity to the Internet and up to two high-quality voice lines. Data speeds are up to 40 times faster for downloads and 10 times faster for uploads compared to the Iridium GO!. The Iridium GO! exec has a sleek design with built-in color touch screen and speakerphone for mobile office connectivity and Wi-Fi for access from smartphones or laptops within a range of up to 100 feet. The built-in battery provides up to 24 hours of standby and up to 6 hours of use.

We expect these devices to help us maintain our competitive position as premium offerings in the market due to their capabilities, mobility, reliability and global coverage. In addition to these devices, we offer variants of the Iridium 9555 satellite phone and the Iridium Extreme satellite phone that are qualified for sale to U.S. government customers.

Broadband Data Devices

Iridium Certus terminals are specifically designed for the maritime, aviation, land mobile or government markets and offer a variety of enhanced data speeds and antenna types. Iridium Certus terminals provide enterprise-grade broadband data and high-quality voice capabilities that can be used on a global basis. Iridium Certus is designed to support a variety of cost points, antenna types and data speeds ranging from midband to broadband up to 704 Kbps. We have licensed the Iridium Certus technology to a group of VAMs who have introduced products for the maritime and land mobile markets and are developing additional products for those markets as well as the aviation and government markets.

Iridium Certus is designed for maritime operational and safety services, combining the benefits of L-band with broadband and truly global coverage. Iridium Certus terminals offer reliable connectivity for maritime customers whether used as a standalone service or as a companion to VSAT services. Our principal end users for Iridium Certus in the maritime market are merchant shipping, commercial fishing, large leisure vessels, and work boats. The initial terminals in this market were the Cobham Sailor 4300 and Thales VesseLINK. In addition, Intellian, a Korean maritime terminal manufacturer, introduced an Iridium Certus terminal to the market in 2020, and Thales introduced its VesseLINK 200 terminal, which uses our Iridium Certus 200 service, in 2021. Additional Iridium Certus 200 terminals were launched in 2023, including the Lars Thrane LT-4200, and our partners continue to develop additional products.

In aviation, Iridium Certus delivers critical safety services and in-flight communications. Our principal targeted end users for Iridium Certus in the aviation market include commercial, corporate and government users, general aviation, rotorcraft and unmanned aircraft. Terminals certified in this sector include the Blue Sky Networks SkyLink 7100, Guardian Mobility G6, Atmosphere Planet 9770, Honeywell Aspire 350, Collins IRT NX, and Skytrac SDL-350. A number of other VAMs have been licensed to create aviation terminals using Iridium Certus services, and we expect that additional Iridium Certus aviation products will become commercially available in 2024.

In the land mobile market, enterprises, governments, and individuals that want to maintain mobile IP and telephony connectivity utilize Iridium Certus for their operations while in remote areas without having to deploy ground-based infrastructure or expensive terminals. Iridium Certus devices may be integrated with internet, cellular, land mobile radio, and location-based applications to keep users connected, offering global push-to-talk, situational awareness, email, messaging and voice-over-IP. Our principal end users for Iridium Certus in the land mobile market are military users, rail, first responders, non-governmental organizations, oil and gas users, and remote fleets. Iridium offers Iridium Certus 100, Iridium Certus 200 and

Iridium Certus 700 services, supporting a portfolio of broadband and midband terminals through our partners to provide a range of capabilities at various price points. Terminals that are approved for the land mobile market include the Thales MissionLINK 700 and 200, BSN SkyLink 5100, NAL Research Quicksilver, and McQ CONNECT.

In the government market, Iridium Certus terminals provide beyond-line-of-sight communications critical to mission success. The initial terminal in this market is the Thales MissionLINK, with additional terminals expected in the future.

Our legacy broadband terminal, the Iridium Pilot, provides up to three independent voice lines and an internet connection for data communications of up to 134 Kbps, using our Iridium OpenPort service. We have discontinued the manufacture of the Iridium Pilot terminal but still provide the Iridium OpenPort service. With the introduction of the more powerful Iridium Certus terminals, we expect our distributors to focus on selling Iridium Certus and to eventually upgrade ships with Iridium Pilot to Iridium Certus technology.

Voice and Data Modems

We also offer a combined voice transceiver and data modem, which our VAMs integrate into a variety of communications solutions that are deployed in different applications around the world. Our offering in this category is the Iridium Core 9523 L-band transceiver, which utilizes the transceiver core of our Iridium Extreme satellite handset. The Iridium Core 9523 is a small voice and data module that can be integrated with other components and allows our VAMs to design and build products, such as a dual-mode terrestrial radio and satellite phone or IoT applications that require more efficient data throughput via circuit-switched data transmission. The Iridium 9523 PTT adds PTT capability, allowing development partners to design and build land mobile, fixed, aviation and maritime devices with Iridium PTT service. We also offer the Iridium Certus 9770 transceiver, which provides Iridium Certus 100 service to our Iridium GO! exec device and several devices offered by our value-added partners. We expect our partners to continue to develop new products based on our Iridium Certus 9770 transceiver and other optimized midband devices. Our principal customers for our L-band transceivers are VAMs and VARs, who integrate them into specialized devices that access our network.

Internet of Things Data Devices

Our principal IoT devices are the Iridium 9602 and 9603 full-duplex SBD transceivers. The Iridium 9602 is a small data device with two-way transmission, capable of sending packet data to and from any point in the world with low latency. The principal customers for our Iridium 9602 data modems are VARs and VAMs, who embed the device into their tracking, sensor, and data applications and systems, such as asset tracking systems. Our partners often combine the Iridium 9602 with a GPS receiver to provide location information to customer applications. We also offer the Iridium 9603, an even smaller transceiver that is functionally identical to the Iridium 9602. In addition, a number of VARs and VAMs include a cellular modem as part of their Iridium applications to provide low-cost cellular data transmission when available. These types of multimode applications are adopted by end users who require the ability to regularly transfer data but operate in areas with inconsistent cellular coverage. We provide gap-filler coverage for these applications, allowing users to operate anywhere on the globe. In addition, several partners now offer products with Iridium Certus 9770 transceivers supporting Iridium Certus 100 service for IoT, including the SkyLink product from Blue Sky Networks and the RockREMOTE from Ground Control.

Iridium also offers a suite of Iridium Edge® finished IoT products designed to lower the barrier to adoption and speed time to market for customer applications. The Iridium Edge device is an off-the-shelf, environmentally sealed, rugged device that complements existing cellular solutions to create dual-mode connectivity for the most remote and inaccessible areas of the world, reducing the cost and complications associated with hardware development, manufacture and certification of satellite-specific terminals. We also offer Iridium Edge Pro, a standalone IoT device that offers real-time GPS tracking capabilities, with a flexible programming platform that allows partners to create and run their own custom-made applications, and Iridium Edge Solar, a standalone, programmable, solar-powered device that offers real-time GPS tracking in a self-charging, low-maintenance unit with over-the-air configuration that allows partners to create distinct tracking applications.

We also offer Iridium Burst, our one-to-many global data broadcast service, which enables enterprises to send data to an unlimited number of devices anywhere in the world, even inside buildings, vehicles or aircraft.

Device Development and Manufacturing

We contract with Cambridge Consulting Ltd. and other suppliers to develop our devices, with Benchmark Electronics Inc., or Benchmark, to manufacture most of our devices in a facility in Thailand, and with Verigon to manufacture a portion of our devices in the United States. We also utilize other suppliers, some of which are the sole source, to manufacture some of the component parts of our devices. Pursuant to our contracts with Benchmark and Verigon, we may be required to purchase excess materials at cost plus a contractual markup if the materials are not used in production within the periods specified in the respective agreements. Benchmark and Verigon generally repurchase the materials from us at the price we paid, as required for the production of the devices. Our agreements with Benchmark and Verigon are automatically renewable for additional one-year terms unless terminated by either party.

We generally provide our distributors with a warranty on subscriber equipment for a period ranging from one year to 18 months from the date of activation, depending on the product.

In addition to our principal products, we also offer a selection of accessories for our devices, including extended-life batteries, holsters, earbud headphones, portable auxiliary antennas, antenna adaptors, USB data cables and charging units. We purchase these products from several third-party suppliers either pursuant to contractual agreements or off the shelf at market prices.

Domestic and Foreign Revenue

We supply services and products to customers in a number of foreign countries. We allocate revenue geographically based on where we invoice our distributors, whom we bill for mobile satellite services and related equipment sales, and not according to the location of the end user. These distributors sell services directly or indirectly to end users, who may be located elsewhere. It is not feasible for us to determine the geographical distribution of revenue from each end user, as we do not contract directly with them. Substantially all of our revenue is invoiced in U.S. dollars. The table below sets forth the percentage of our revenue from the United States and outside of the United States for the last three years. No single country outside the United States represented more than 10% of our revenue for any of the periods indicated.

	Year Ended December 31,
	2023	2022	2021
United States	55%	52%	54%
Other Countries	45%	48%	46%

For more information about our revenue from sales to foreign and domestic customers, see Note 15 to our consolidated financial statements included in this annual report.

Traffic Originating Outside the United States

Most of our voice and data traffic originates outside the United States. The table below sets forth the percentage of our commercial voice and data traffic originating outside the United States for the last three years.

	Year Ended December 31,
	2023	2022	2021
Commercial voice traffic (minutes)	91%	90%	90%
Commercial data traffic (kilobytes)	96%	95%	97%

Our Network

Our satellite network has an architecture of 66 operational LEO satellites in six orbital planes of eleven vehicles, each in nearly circular polar orbits, in addition to in-orbit spares and related ground infrastructure. Our operational satellites orbit at an altitude of approximately 483 miles (778 kilometers) above the earth and travel at approximately 16,689 miles per hour, resulting in a complete orbit of the earth approximately every 100 minutes. The design of our constellation ensures that generally at least one satellite is visible to subscribers from any point on the earth’s surface at any given time. While our constellation offers true global coverage, most of our devices and antennas must have a direct line of sight to a satellite to transmit or receive a signal, and services on those devices are not available in locations where a satellite signal cannot be transmitted or received, which for some devices includes inside a building.

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

We operate our satellite constellation from our satellite network operations center, or SNOC, in Leesburg, Virginia. This facility manages the performance and status of each of our satellites, directing traffic routing through the network and controlling the formation of coverage areas by the satellites’ main mission antennas. We also operate TPN facilities in Fairbanks, Alaska and Tempe, Arizona in the United States, in Svalbard, Norway, and in Punta Arenas, Chile that perform telemetry, tracking and control functions and route commercial services.

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

We continually monitor and upgrade our gateway and TPN facilities as necessary and also maintain an inventory of spare parts. When we do not have necessary spares in inventory or our spares become obsolete, we may rely on third parties to develop necessary parts.

We hold a space station license for the launch and operation of our constellation, which expires February 23, 2032. Our U.S. gateway earth station and the U.S. government customer and commercial subscriber earth station licenses expire between February 2036 and March 2037. We must file renewal applications for earth station licenses between 30 and 90 days prior to expiration.

The Iridium constellation also hosts the Aireon system. The Aireon system was developed by Aireon LLC, which we formed in 2011 and which received subsequent investments from several ANSPs, to provide a global air traffic surveillance service through a series of ADS-B receivers on our satellites. Aireon has contracted to offer this service to ANSPs, which use the service to provide improved air traffic control services over the oceans, as well as polar and remote regions. Aireon also markets its data and services to airlines and other commercial users.

Under our agreements with Aireon, Aireon will pay us fees of $200.0 million to host the ADS-B receivers on our satellites, of which they have paid us $94.5 million as of December 31, 2023. These fees are recognized over the estimated useful life of the satellites. Additionally, Aireon pays power and data services fees of approximately $23.5 million per year in the aggregate for the delivery of the air traffic surveillance data over the Iridium system.

While the Aireon ADS-B receivers are the primary hosted payload on our satellites, L3Harris utilizes a portion of the remaining space for its customers’ payloads. This agreement resulted in an additional $74.1 million in hosting and data service fees to us, all of which has been paid.

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

Constellation De-Orbiting Obligations

We have certain de-orbit obligations under our FCC licenses. All of our second-generation satellites are subject to a 25-year de-orbit standard under the FCC authorization of our current constellation.

Aireon LLC and Aireon Holdings LLC Agreement

We hold our ownership in Aireon LLC through the Amended and Restated Aireon Holdings LLC Agreement, along with subsidiaries of our ANSP co-investors. Aireon Holdings holds 100% of the membership interests in Aireon LLC, which is the operating entity for the Aireon system.

In June 2022, we entered into a subscription agreement with Aireon Holdings and invested $50 million in exchange for an approximate 6% preferred membership interest. We also hold a common membership interest. The other investors hold the remaining preferred membership interests resulting from their investments in Aireon for an aggregate purchase price of approximately $339 million. At each of December 31, 2023 and 2022, our fully diluted ownership stake in Aireon Holdings was approximately 39.5%. If and when funds are available, Aireon Holdings is required to redeem a portion of our common ownership interest for a payment to us of $120 million, following which we would retain a 27% interest. Based on Aireon’s business plan and restrictions under Aireon’s debt facility, we do not expect this redemption of our ownership interest to occur for several years.

The Aireon Holdings LLC Agreement provides for Aireon Holdings to be managed by a board of directors consisting of 11 members, of which we have the right to nominate two directors. The Aireon Holdings LLC Agreement also provides the minority holders, including us, with several protective provisions. We account for our investment in Aireon Holdings in our consolidated financial statements as an equity method investment.

We and the other Aireon investors have agreed to participate pro rata, based on our respective fully diluted current ownership stakes, in funding an investor bridge loan to Aireon as needed. Our maximum commitment under the investor bridge loan is $11.9 million, although no amount was outstanding at December 31, 2023.

Competition

The mobile satellite services industry is highly competitive, and we currently face substantial competition from other service providers that offer a range of mobile and fixed communications options. Currently, our principal mobile satellite services competitors are Viasat, Globalstar, ORBCOMM, and Thuraya Telecommunications Co., or Thuraya. We compete primarily on the basis of coverage, quality, mobility and pricing of services and products.

Viasat, following its acquisition of Inmarsat, owns and operates a fleet of GEO satellites. Unlike LEO satellites, GEO satellites orbit the earth at approximately 22,300 miles above the equator. GEO systems require substantially larger and more expensive antennas, and typically have higher transmission delays than LEO systems. Due to its GEO system, Viasat’s coverage area covers most bodies of water except for a majority of the polar regions. Viasat is the leading provider of satellite communications services to the maritime sector. Viasat also offers land-based and aviation communications services.

Globalstar owns and operates a fleet of LEO satellites. Globalstar’s service is available only on a multi-regional basis as a result of its “bent pipe” architecture, which requires that voice and data transmissions be routed from satellites immediately to nearby ground stations. This design requires the use of multiple ground stations, which are impractical in extreme latitudes or over oceans.

ORBCOMM also provides commercial services using a fleet of LEO satellites. Like Globalstar, ORBCOMM’s network also has a “bent pipe” architecture, which constrains its real-time coverage area. ORBCOMM’s principal focus is low-cost data and IoT services, where it directly competes with our IoT offerings. Because a ground station may not be within view of a satellite, ORBCOMM’s services may have a significant amount of latency, which may limit their use in some mission-critical applications. ORBCOMM does not offer voice service or high-speed data services.

We also compete with regional mobile satellite communications services in several geographic markets. In these cases, the majority of our competitors’ customers only require regional, not global, mobile voice and data services, so our competitors may present a viable alternative to our services. All of these regional competitors operate or plan to operate GEO satellites. Our regional mobile satellite services competitors currently include Thuraya, principally in Europe, the Middle East, Africa, Australia and several countries in Asia.

In addition, there are a number of more recent entrants to the mobile satellite services industry, including Starlink and OneWeb, with varying constellation designs and business models. These newer entrants are primarily focused on commodity broadband services, where Iridium often operates as a companion service. We also see some of these companies investing in direct-to-device services that in the future may increase competition for products Iridium is offering or plans to offer.

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

Research and Development

Our research and development efforts have focused on the development, design and testing of our new constellation and new products, such as Iridium Certus, Iridium Messaging Transport, Iridium Edge, Iridium PTT, Iridium Burst, Iridium GO!, Iridium GO! exec, transceiver modules and chipsets. We also develop network and product enhancements and new applications for our existing products. Our research and development expenses were $20.3 million, $16.2 million and $11.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Employees and Human Capital Resources

Employees

As of December 31, 2023, we had 760 full-time employees and six part-time employees, none of whom are subject to any collective bargaining agreement. We consider our employee relations to be good.

Human Capital Resources

Our company is made up of varied and creative teams, and we are committed to creating an innovative and inclusive environment where our employees are proud to work. We foster this goal by focusing on development, employee wellness and social responsibility. This starts with an onboarding process that introduces our core mission and values, policies and procedures, performance review process and background about our company. We support our employees in their career development by providing on-the-job training and education reimbursement to help employees maintain or enhance skills in their current position or help with acquiring new skills to prepare for future opportunities. To measure employee engagement, we conduct an annual survey to assess and track retention and satisfaction. We take responses from our employees seriously and use them to inform specific strategies every year tailored to both the entire company as well as specific teams. In addition to performing benchmarking, we also conduct an annual survey to understand what benefits are important to our employees and ensure that we are offering a competitive total rewards package.

We offer various ways for our employees to stay engaged, including participation in Employee Resource Groups, or ERGs, volunteer activities through the Iridium Cares Program, and other outreach efforts that cover a range of topics and interests.

In 2023, we launched our first cohort of the Iridium Orbit Program. Participants in this program embed with three engineering teams over 18 months, completing six-month rotations in operations, engineering, and customer care across our company in Arizona and Virginia. This program aims to increase cross-functional knowledge and ensure new hires feel engaged and supported in their new roles.

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

In 2022, we introduced the Uplinks program, which aims to embrace new ideas and the diversity of thinking across our teams. This popular program pairs employees from different generations to encourage intra-company conversations and promote collaboration. We currently have four working groups to put these objectives into practice. Each working group has its own goals, stakeholder relationships, strategy and executive sponsorship.

Intellectual Property

At December 31, 2023, we held 38 U.S. patents and one foreign patent. These patents relate to several aspects of satellite systems, global networks, communications services, and communications devices.

In addition to our owned intellectual property, we also license critical intellectual property from Motorola Solutions to operate and maintain aspects of our network and related ground infrastructure and services as well as to design and manufacture certain of our devices. This intellectual property is essential to our ability to continue to operate aspects of our constellation and sell certain of our services and devices. We maintain our licenses with Motorola Solutions pursuant to several agreements, any of which can be terminated by Motorola Solutions upon the commencement by or against us of any bankruptcy proceeding or other specified liquidation proceedings or upon our material failure to perform or comply with any provision of the agreements. If Motorola Solutions were to terminate any such agreement, it may be difficult or, under certain circumstances, impossible to obtain the technology from alternative vendors.

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
From time to time, we experience temporary intermittent losses of signal cutting off calls in progress, preventing completions of calls when made, or disrupting the transmission of data. If the magnitude or frequency of such problems increases and we are no longer able to provide a commercially acceptable level of service, our business and financial results and our reputation would be hurt, and our ability to pursue our business plan would be compromised.
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
We have in the past and may in the future experience in-orbit malfunctions of our satellites, which could adversely affect the reliability of their service or result in total failure of the satellite. In-orbit failure of a satellite may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. We do not have and have no plans to obtain in-orbit insurance. As a result, a failure of one or more of our satellites, the occurrence of equipment failures and other related problems would constitute an uninsured loss. Although we do not incur any direct cash costs related to the failure of a single satellite, if a satellite fails, we record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero, and any such impairment charges could depress our net income for the period in which the failure occurs. Further, a large number of such failures could shorten the expected life of our constellation, which would increase our depreciation expense, or require us to replace our constellation sooner than currently planned, either of which would increase our projected capital expenditures.
If operations at our commercial gateways or operations center were to be disrupted, we may experience interruptions in our ability to provide service to our customers.
Our commercial satellite network traffic is supported by a gateway in Tempe, Arizona, as well as a gateway in Izhevsk, Russia, for traffic within Russian boundaries, and we operate our satellite constellation from our satellite network operations center in

Leesburg, Virginia. If we are unable to use our primary commercial gateway in Tempe, it could take us from one to eight hours to switch operations to our backup facility for most services, and potentially longer for some services. During this time, our customers would be unable to use those services, and we could suffer a loss of revenue and harm to our reputation. When operating on our backup facility, any further failure could leave us unable to offer services for an extended period. Our gateways and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failures, delays in deliveries, or regulatory issues. Any such failure would impede our ability to provide service to our customers.
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
Our networks and those of our third-party service providers may be vulnerable to cybersecurity risks.
We expect the secure transmission of confidential information over public networks to continue to be a critical element of our ability to compete for business, manage our risks, and protect our customers and our reputation. Our network and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer attacks, viruses and other security problems. Persons who circumvent security measures could wrongfully access and obtain or use information on our network or cause service interruptions, delays or malfunctions in our devices, services or operations, any of which could harm our reputation, cause demand for our products and services to fall, and compromise our ability to pursue our business plans. Recently, there have been reported several significant, widespread security attacks and breaches that have compromised network integrity for many companies and governmental agencies, in some cases reportedly originating from outside the United States. In addition, there are reportedly private products available in the market today that may attempt to unlawfully intercept communications made using our network. We may be required to expend significant resources to respond to, contain, remediate, and protect against these attacks and threats, including compliance with applicable data breach and security laws and regulations, and to alleviate problems, including reputational harm and litigation, caused by these security incidents. In addition, in the event of such a security incident, our customer contracts may not adequately protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement security measures, these measures may prove to be inadequate. These security incidents could have a significant effect on our systems, devices and services, including system failures and delays that could limit network availability, which could harm our business and our reputation and result in substantial liability.

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
The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 25% and 21% of our revenue for the years ended December 31, 2023 and 2022, respectively. We provide the majority of our services to the U.S. government pursuant to our GMSS, EMSS, and SDA contracts. We entered into these contracts in April 2019, September 2019, and June 2022, respectively. The GMSS contract had an initial term through September 2023 and has been extended through March 31, 2024, as we negotiate renewal of the agreement. The EMSS contract continues through September 2026, and the SDA contract has a base term until January 2025 and up to five one-year options exercisable at the election of the U.S. government. The U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. Our relationship with the U.S. government is also subject to the overall U.S. government budget and appropriation decisions and processes. U.S. government budget decisions, including with respect to defense spending, are based on changing government priorities and objectives, which are driven by numerous factors, including geopolitical events and macroeconomic conditions, and are beyond our control. If the U.S. government terminates any or all of these agreements, we would lose a significant portion of our revenue.
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
If we fail to comply with the terms of our U.S. government contracts, including applicable federal acquisition regulations, we may be subject to contract price adjustments, civil or criminal penalties, or debarment from future U.S. government contracts.
As a U.S. government contractor or subcontractor, we are subject to federal acquisition regulations, which govern, among other things, the allowability of costs incurred by us in the performance of U.S. government contracts. The pricing of some contracts, including the SDA contract, is based on estimated direct and indirect costs. The U.S. government is entitled to examine our cost records with respect to such contracts and to seek a downward adjustment to the price of the contract if it determines that we failed to furnish complete, accurate and current cost or pricing data in connection with the negotiation of the price of the contract. We may also be subject to government audits and to review and approval of our policies, procedures and internal controls for compliance with procurement regulations and other applicable laws. If we do not comply with the terms of a contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period. Any such suspension or debarment or other sanction could have an adverse effect on our business. In addition, if we are unable to comply with security clearance requirements, we may be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.
Aireon, our primary hosted payload customer, may not successfully grow its business, which could reduce or eliminate the value of our agreements with, and ownership interest in, Aireon.
Aireon is our primary hosted payload customer, and we expect annual revenue to us from Aireon hosting, data services and power fees to be approximately $32.6 million. In addition, we currently hold a substantial ownership interest in Aireon’s parent company, Aireon Holdings, and, if and when funds are available following a planned refinancing of its credit facility, Aireon’s parent company, Aireon Holdings is required to redeem a portion of our ownership interest for a payment of $120.0 million. Based on Aireon’s business plan and restrictions under Aireon’s debt facility, we do not expect this redemption of our ownership interest to occur for several years.
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
The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand or as a result of aggressive discounting by some operators under financial pressure to expand their respective market share. In addition, we may face competition from new competitors, new technologies or new equipment, including new and proposed LEO constellations. For example, we may face competition for our services in the United States from service providers with ancillary terrestrial component, or ATC, authorities who are designing a satellite operating business and a terrestrial component around their spectrum holdings, or from service providers developing satellite direct to terrestrial phone capabilities. In addition, some of our competitors have announced plans for the launch of additional satellites. As a result of competition, we may not be able to successfully retain our existing customers and attract new customers.
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
We select third-party distributors, in some cases on an exclusive basis, and rely on them to market and sell our products and services to end users and to determine the prices end users pay. We also depend on our distributors to develop innovative and improved solutions and applications integrating our product and service offerings. As a result of these arrangements, we are dependent on the performance of our distributors to generate most of our revenue. Our distributors operate independently of us, and we have limited control over their operations, which exposes us to significant risks. Distributors may not commit the same level of resources to market and sell our products and services that we would, and these distributors may also market and sell competitive products and services. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which could limit their ability to market or sell our products and services. If our distributors develop faulty or poorly performing products using our technology or services, we may be subject to claims, and our reputation could be harmed. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, we may be unable to increase or maintain our revenue in these markets or enter new markets, we may not realize our expected growth, and our brand image and reputation could be hurt. For example, in 2023, we announced an arrangement with Qualcomm Technologies, Inc., or Qualcomm, to include our services on a processor for use in smartphones and act as our VAM and service provider with smartphone manufacturers. Although Qualcomm successfully developed and demonstrated the service, they were unable to market the processor successfully to smartphone manufacturers. As a result, Qualcomm elected to terminate our arrangement with them. This arrangement included large penalties had we marketed a similar technology with another partner; as a result, we expect a substantial delay in our ability to develop a similar service with a different third party.
In addition, we may lose distributors due to competition, industry consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. In 2009, one of our largest competitors, Inmarsat (now Viasat), acquired our then largest distributor, Stratos Global Wireless, Inc., and in 2014, Inmarsat acquired Globe Wireless, one of our service providers. Following each acquisition, Inmarsat essentially stopped promoting sales of our products and services, and they and other competitors could further reduce their distribution efforts with respect to our products and services in the future. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give those distributors. Our two largest distributors, Marlink Group and Garmin, together represented approximately 10% of our revenue for the year ended December 31, 2023, and our ten largest distributors represented, in the aggregate, 27% of our revenue for the year ended December 31, 2023. The loss or consolidation of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications, which would negatively affect our revenue.
Our business was negatively affected by the COVID-19 pandemic, actions taken to mitigate the pandemic, and the economic disruptions that resulted, and a resurgence or similar pandemic in the future could harm our business.
The COVID-19 pandemic, the steps taken to respond, and the resulting substantial domestic and global economic disruption led to reduced sales and limited our distributors’ ability to install or service our products. The aviation industry was particularly hard hit, which had an adverse effect on our primary hosted payload customer, Aireon, in which we have also made substantial investments.
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
We currently rely on a limited number of manufacturers of our devices, including our mobile handsets, L-band transceivers and SBD devices. We also utilize sole source suppliers for some of the component parts of our devices. If any of our suppliers were to terminate its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price or at all.
Further, our manufacturers and suppliers may cease production of our components or products or become capacity-constrained, or could face financial difficulties as a result of a surge in demand, a natural disaster or other event. For example, several of our suppliers experienced production delays as a result of the recent global silicon chip shortage. As a result, we experienced delays in fulfilling some product orders and are evaluating replacement components and product changes. These delays increased our costs and reduced our sales of those products and use of the related services.
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
We provide satellite communications services in Russia through two local subsidiaries employing 36 people and authorized Russian service providers, using a dedicated gateway in Russia. In 2023, revenue from our operations in Russia represented approximately 1.8% of our total revenue, all of which was service revenue. As a result of Russia’s invasion of Ukraine in February 2022, we ceased shipments of equipment to Russia and made other adjustments to our operations in light of U.S. and international sanctions. Further, our sales in Russia are conducted in rubles and then translated to U.S. dollars in our financial results. The value of the ruble has fluctuated substantially since the invasion, which may affect our reported revenues. As a result of these factors, we expect revenue from our operations in Russia to be variable and difficult to predict.
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
We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States accounted for 96% and 95% of total commercial data traffic for the years ended December 31, 2023 and 2022, respectively, while commercial voice traffic originating outside the United States accounted for 91% and 90% of total commercial voice traffic for the years ended December 31, 2023 and 2022. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries.
Conducting operations outside the United States involves numerous risks and, while expanding our international operations would advance our growth, it would also increase our exposure to these risks.
Risks associated with the potential expansion of our international operations include:
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
•effects of a global pandemic, such as COVID-19, including on international economies, supply chains and travel;
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
In addition, any major business combination or similar strategic transaction may require significant additional financing, and our ability to obtain such financing may be restricted by the credit agreement governing our currently outstanding term loan with various lenders administered by Deutsche Bank AG, or the Term Loan. Further, depending on market conditions, investor perceptions of our company and other factors, we might not be able to obtain financing on acceptable terms, in acceptable amounts, or at appropriate times to implement any such transaction. Any such financing, if obtained, may dilute existing stockholders.

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
As of December 31, 2023, we had $1,500.0 million of consolidated gross indebtedness. Our capital structure and reliance on indebtedness can have several important consequences, including, but not limited to, the following:
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
We will need to repay our Term Loan in full at maturity in September 2030. If our cash flows and capital resources are insufficient to repay the Term Loan when it matures, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. We may not be able to refinance our debt, or any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations. Our ability to implement successfully any such alternative financing plans will depend on a range of factors, including our financial condition, general economic conditions and the level of activity in capital markets generally. Failure to repay or refinance the Term Loan at or prior to maturity would result in an event of default under the Term Loan.
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
The credit agreement governing our Term Loan contains events of default, including cross-default with other indebtedness, bankruptcy, and a change in control (as defined in the credit agreement). If we experience an event of default, the lenders may require repayment in full of all principal and interest outstanding under the Term Loan. If we fail to repay such amounts, the lenders may foreclose on the assets we have pledged under the Term Loan, which includes substantially all of the assets of our domestic subsidiaries, including our principal operating subsidiary, Iridium Satellite LLC.
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
In February 2003, the FCC adopted ATC rules that permit satellite service providers to establish terrestrial wireless networks in previously satellite-only bands, subject to certain requirements intended to ensure that terrestrial services remain ancillary to primary satellite operations and do not interfere with existing operators. In 2011, the FCC granted Ligado Networks (then known as Lightsquared), or Ligado, a waiver to convert its L-band satellite spectrum to terrestrial use, including a 10 MHz band close to the spectrum that we use for all of our services. That waiver was subsequently suspended in 2012 due to concerns about potential interference to GPS operations. Ligado sought another waiver in 2015 to modify the ATC of its L-band mobile satellite service network with a terrestrial-only proposal designed to address GPS industry concerns. In April 2020, the FCC announced that it had approved Ligado’s waiver request. We, along with a variety of other private parties and the National Telecommunications and Information Administration on behalf of federal government users, filed petitions for reconsideration opposing this waiver out of concern for the interference that we believe Ligado’s proposed operations would cause. These petitions remain pending. In October 2023, Ligado brought suit against the U.S. government in the Federal Court of Claims alleging that the Department of Defense, the Department of Commerce, and Congress unlawfully prevented Ligado from using its exclusively licensed services and seeking damages based on their inability to deploy ATC services in the band.
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
Through our distributors, we offer several services and devices aimed at individual consumers, and we and our distributors continue to introduce additional services and devices for use with our services. For example, we are working to enable satellite messaging and emergency services directly in smartphones and other devices using our services, which may dramatically increase the number of devices that use our services. These services and devices aimed at individual consumers, such as location-based services, emergency services, satellite handsets, smartphones, and personal locator devices, may contain design and manufacturing defects. Defects may also occur in components and devices that we purchase from third parties or that our distributors offer. There can be no assurance we or our distributors will be able to detect and fix all defects in the services, hardware and software that we or our distributors sell. These services and devices could be used in isolated and dangerous locations, including emergency response situations, and users who suffer property damage, personal injury or death while using such services or devices may seek to assert claims or bring lawsuits against us. Further, it is possible that our distributors’ devices could become the subject of consumer protection investigations, enforcement actions or litigation, including class actions. We seek to limit our exposure to all of these claims by maintaining a consumer protection compliance program, and through appropriate notices, disclosures, indemnification provisions and disclaimers, but these steps may not be effective or available in all cases. We also maintain product liability insurance, but this insurance may not cover any particular claim or litigation, or the amount of insurance may be inadequate to cover the claims brought against us. Product liability insurance could become more expensive and difficult to maintain and might not be available on acceptable terms or at all. In addition, it is possible that our or our distributors’ devices could become the subject of a product recall as a result of a device defect. We do not maintain recall insurance, nor do we have control over our distributors’ devices, and any recall could have a significant effect on our financial results. In addition to the direct expenses of and potential liability for product liability claims, investigations, recalls and litigation, a claim, investigation, recall or litigation might cause us adverse publicity, which could harm our reputation and compromise our ability to sell our services or devices in the future.
The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations, and evolving views of personal privacy rights and information security standards.
We transmit, process, and in some cases store in the normal course of our business, personal information. Many jurisdictions around the world have adopted laws and regulations regarding the collection, storage, transmission, use and disclosure of personal information. The legal standards for processing, storing and using this personal information continue to evolve, impose additional obligations and risk on our business, and have the potential to make some of our business processes more costly or less feasible. For example, numerous U.S. states have adopted consumer privacy laws that gives residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring companies to provide new disclosures to consumers and provide such consumers new ways to opt out of certain sales of personal information. In Europe, the European Commission enacted the General Data Protection Regulation, or GDPR, which since 2018 has imposed more stringent EU data protection requirements and provided for greater penalties for noncompliance.
In addition, the interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions remains unclear. These laws may be interpreted, applied and enforced in conflicting ways from state to state and country to country and in a manner that is not consistent with our current business practices. Complying with these varying privacy and data security legal requirements could cause us to incur additional costs and change our business practices. Further, our services are accessible in many foreign jurisdictions, and some of these jurisdictions may claim that we are required to comply with their laws, even where we have no operating entity, employees or infrastructure located in that jurisdiction. We could face direct expenses related to a variety of enforcement actions, government investigations, or litigation, and an interruption to our business and adverse publicity because of such enforcement actions, government investigations, or litigation. Such enforcement actions, government investigations, or litigation could also cause us to incur significant expenses if we were required to modify our products, our services, our infrastructure, or our existing security and privacy procedures in order to comply with new or expanded privacy and security regulations.
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
Security and emergency services regulations in the United States and other countries may affect our ability to operate our system and to expand into new markets.
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
Under our agreements with Motorola Solutions and the U.S. government, we are required to maintain an in-orbit liability insurance policy with a de-orbiting endorsement. The current policy, together with the de-orbiting endorsement, covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining, and de-orbiting our first-generation satellites. Our current policy has a one-year term, which expires on December 8, 2024, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions. For example, our current de-orbit insurance covers only twelve months from attachment and therefore would not cover losses arising outside that timeframe. In addition, even if we continue to maintain an in-orbit liability insurance policy, the coverage may not protect us against all third-party losses, which could be material.
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
Our ability to utilize U.S. net operating loss carryforwards and other tax attributes may be limited if we experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, which generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our common stock increase their ownership in the aggregate by more than 50% over their lowest ownership percentage within a rolling period that begins on the later of three years prior to the testing date and the date of the last ownership change. Similar rules may apply under state tax laws. If such an ownership change were to occur, Section 382 of the Code would impose an annual limit on the amount of pre-ownership change net operating loss carryforwards and other tax attributes we could use to reduce our taxable income. It is possible that such an ownership change could materially reduce our ability to use our net operating loss carryforwards or other tax attributes to offset taxable income, which could impact our profitability.
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy
We have implemented and maintain information security processes designed to identify, assess and manage material risks from cybersecurity threats to our information systems and critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature. Our most important information system is our satellite network and related ground systems that carry our customers’ traffic on our network. We also maintain critical internal computer networks, as well as third-party hosted services, communications systems, hardware and software.

Our management, led by our chief information officer, in conjunction with our internal management security committee and third-party service providers, helps to identify, assess and manage our cybersecurity threats and risks by monitoring and evaluating our threat environment and risk profile. These teams use a number of methods to do this, including manual and automated tools, internal and external threat assessments, and internal and external vulnerability assessments. The third parties we engage in this effort generally consist of threat intelligence service providers; cybersecurity consultants and software providers; penetration testing firms; monitoring services; forensic investigators; and other professional services firms, including legal counsel.
Depending on the environment and system, we implement and maintain several technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our systems and data. These include, for example, IT policies and procedures; a network security policy; an information and asset management policy; an information security policy; incident planning, detection and response plans, including backup systems; vulnerability management, including of third parties; risk assessments; establishment of network security controls, including physical security; annual employee training; systems monitoring; and penetration testing.
We integrate our assessment and management of material risks from cybersecurity threats into our overall risk management processes. For example, our management security committee generally meets on a monthly basis and evaluates material risks from cybersecurity threats against our overall business objectives. Our management generally provides reports and status updates to our board of directors on a quarterly basis, as the board monitors our overall enterprise risk.
In addition to our internal resources, we also use third-party service providers, including application providers and hosting companies, distributors, and supply chain resources. We have an IT vendor management program designed to identify and manage cybersecurity risks associated with our use of these providers. As part of this program, we typically conduct risk assessments for certain IT vendors on an annual basis, including, for example, using security assessment measures such as a security questionnaire, perform a review of the vendor’s own security program, audits, and vulnerability scans. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and may impose contractual obligations related to cybersecurity on the provider.
Despite these measures, we may not be successful in preventing, mitigating or recovering from a cybersecurity incident, which could have a material adverse effect on our operations or financial results or reputation. While we maintain cybersecurity insurance, it may not be adequate to cover the costs related to cybersecurity incidents we experience. For a description of the primary risks from cybersecurity threats that may materially affect our business and how they may do so, see Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K, including “— Our networks and those of our third-party service providers may be vulnerable to cybersecurity risks.”
Governance
Our board of directors addresses cybersecurity risk management as part of its general oversight function. The board oversees our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by members of our management team, led by our chief information officer, who has 15 years of experience in information technology roles and supported by our director of information security, who holds several certifications in the field of information security and technology. In addition to our chief information officer, our internal management security committee includes our chief executive officer, chief financial officer, chief operations officer and chief legal officer, as well as others within our organization in information technology roles.
Our chief information officer is responsible for hiring appropriate personnel and helping to integrate cybersecurity risk considerations into our overall risk management strategy and communicating key priorities to relevant personnel. Our chief information officer is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports.
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Information regarding cyber incidents is reported at the monthly meeting of the management security committee or sooner if warranted. Members of this committee work with our incident response team to help mitigate and remediate cybersecurity incidents of which they are notified. Our incident response and vulnerability management processes include reporting by management to the board of directors for certain cybersecurity incidents.

The board generally receives quarterly reports from our chief operations officer, chief information officer or other members of management, as well as periodic presentations from outside advisors concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The board also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

The following table describes the facilities we own or lease:

Location	Country	Approximate Square Feet	Facilities	Owned/Leased
McLean, Virginia	USA	30,600	Corporate Headquarters	Leased
Chandler, Arizona	USA	197,000	Technical Support Center, Distribution Center, Warehouse and Satellite Teleport Network Facility	Leased
Leesburg, Virginia	USA	40,000	Satellite Network Operations Center	Owned
Tempe, Arizona	USA	31,000	System Gateway and Satellite Teleport Network Facility	Owned Building on Leased Land
Chandler, Arizona	USA	24,000	Operations Office Space	Leased
Fairbanks, Alaska	USA	4,000	Satellite Teleport Network Facility	Owned
Svalbard	Norway	1,800	Satellite Teleport Network Facility	Owned Building on Leased Land
Izhevsk, Udmurtia	Russia	8,785	System Gateway and Satellite Teleport Network Facility	Leased
Moscow	Russia	2,158	Sales and Administration Offices	Leased
Punta Arenas	Chile	3,200	Satellite Teleport Network Facility	Owned Building on Leased Land
Bishop’s Stortford	United Kingdom	2,400	Sales Offices	Leased

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “IRDM.” As of February 9, 2024, there were 135 holders of record of our common stock.

Dividends

Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In each of December 2022, May 2023, September 2023, and December 2023, the Company’s Board of Directors approved a dividend of $0.13 per share of common stock. The dividends, which were paid on March 30, 2023, June 30, 2023, September 29, 2023, and December 29, 2023, to stockholders of record as of March 15, 2023, June 15, 2023, September 15, 2023, and December 15, 2023, respectively, resulted in total payments of $64.8 million for the twelve months ended December 31, 2023. The liability related to dividends on common shares underlying unvested RSUs was $1.3 million as of December 31, 2023.

We currently expect that comparable cash dividends will continue to be paid in the future, although future dividends will depend on our earnings, capital requirements, financial conditions and other factors considered relevant by the Board. On February 2, 2024, the Board of Directors approved a dividend of $0.13 per share, payable on March 29, 2024 to holders of record as of March 15, 2024. The Board of Directors plans to increase the quarterly dividend to $0.14 per share starting with the second quarter 2024 dividend.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from December 31, 2018 through December 31, 2023, with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance. The following stock price performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act or any other document, except to the extent that we specifically incorporate it by reference into such filing or document.

Issuer Purchases of Equity Securities

The following table presents our monthly share repurchases for the quarter ended December 31, 2023:

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1-31	255,843		$41.23	255,843	$375.1 million
November 1-30	844,963	(1)	$37.37	816,963	$344.6 million
December 1-31	261,264		$40.37	261,264	$334.0 million
Total	1,362,070		$38.67	1,334,070	—
(1)     Includes 28,000 shares purchased on November 20, 2023 at an average price of $37.01 per share by Matthew J. Desch, our chief executive officer, who may be deemed an affiliated purchaser.

To date, our board of directors has authorized the repurchase of up to $1,000.0 million of our common stock through December 31, 2025. Except for the shares purchased by Mr. Desch, all shares listed above were purchased under these authorizations in open market transactions.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 16, 2023.

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

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 100 service providers, 300 value-added resellers, or VARs, and 85 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.

At December 31, 2023, we had approximately 2,279,000 billable subscribers worldwide, an increase of 280,000, or 14%, from approximately 1,999,000 billable subscribers at December 31, 2022. We have a diverse customer base, including end users in land-mobile, Internet of Things, or IoT, maritime, aviation and government.

We recognize revenue primarily from the provision of services and the sale of equipment. Service revenue represented 74% of total revenue for each of the years ended December 31, 2023 and 2022. Voice and data, IoT data and broadband service revenues have historically generated higher margins than subscriber equipment revenue, and we expect this trend to continue. We also recognize revenue from our hosted payloads, principally from Aireon, including fees for hosting the payloads and fees for transmitting data from the payloads over our network, as well as revenue from other services, such as satellite time and location services.

Launch Services Agreements

During 2022, we entered into agreements with Space Exploration Technology Corp. and Thales Alenia Space France for launch and related services, to launch up to five of our ground spare satellites. The contract price under these agreements was approximately $40.0 million in the aggregate. In May 2023, we launched five of our remaining ground spare satellites, bringing our total number of in-orbit spares to 14. Following completion of successful on-orbit testing of the five launched satellites, we had no plans to use, develop or launch the remaining ground spare and wrote off the full amount remaining in construction-in-progress for that satellite by recording accelerated depreciation expense of $37.5 million during the second quarter of 2023.

Term Loan

On September 20, 2023, pursuant to an amended and restated credit agreement, or the Credit Agreement, we refinanced our previously existing term loan resulting in total borrowing of $1,500.0 million, which as amended and restated we refer to as the Term Loan. We also have an accompanying $100.0 million revolving loan, or the Revolving Facility. The Term Loan now bears interest at an annual rate equal to the Secured Overnight Financing Rate, or SOFR, plus 2.50%, with a 0.75% SOFR floor. We typically select a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. The maturity date of the Term Loan is in September 2030. Principal payments, payable quarterly beginning with the quarter ending March 31, 2024, equal $15.0 million per annum, which is one percent of the full principal amount of the Term Loan, with the remaining principal due upon maturity.

The Revolving Facility bears interest at an annual rate of SOFR plus 2.50% (but without a SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, which will be reduced to 0.375% if we have a consolidated first lien net leverage ratio, as defined in the Credit Agreement, of less than 3.5 to 1, and a maturity date in September 2028. See Note 7 to the consolidated financial statements included in this annual report for further discussion of our Term Loan and Revolving Facility.

In the fourth quarter of 2022, we elected to prepay $100.0 million of principal on the previously existing term loan. As of December 31, 2023, we reported an aggregate balance of $1,500.0 million in borrowings under the Term Loan, before $17.5 million of net deferred financing costs, for a net principal balance of $1,482.5 million outstanding in our consolidated balance sheet. We have not drawn on our Revolving Facility.

Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of December 31, 2023.

The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions, subject, in the case of the Term Loan, to a 1% penalty in the event the Term Loan is prepaid or repriced within the first six months from the refinancing date. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement) in the event our net leverage ratio rises above 3.5 to 1. As of December 31, 2023, our leverage ratio was below the specified level, and we were not required to make a mandatory prepayment with respect to 2023 cash flows.

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

In December 2022, we modified the Cap to replace the previous LIBOR base rate with SOFR and received a credit risk adjustment from the counterparty of 0.064%. The modified Cap now provides us the right to receive payment from the counterparty if one-month SOFR exceeds 1.436% (1.5% less 0.064%). Prior to the amendment, we received payment under the terms of the Cap if one-month LIBOR exceeded 1.5%. We began paying a fixed monthly premium based on an annual rate of 0.31% for the Cap in December 2021. The Cap carried a notional amount of $1.0 billion as of December 31, 2023 and 2022.

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

Total Interest on Debt and Loss on Extinguishment

Total interest incurred includes amortization of deferred financing fees and capitalized interest. Due to the refinancing of the Term Loan in 2023, we incurred third-party financing costs of $15.9 million, of which $14.7 million was expensed. Due to the prepayments on the Term Loan in the fourth quarter of 2022, we incurred a $1.2 million loss on extinguishment of debt for the write-off of the related unamortized debt issuance costs for the portion of the Term Loan that was prepaid. To reprice the Term Loan in 2021, we incurred third-party financing costs of $4.9 million. These costs were expensed and are included within interest expense on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021. The repricings of the Term Loan in 2021 resulted in a $0.9 million loss on extinguishment of debt, as we wrote off the unamortized debt issuance costs related to the lenders who were fully repaid in an exchange of principal.

Total interest incurred during the years ended December 31, 2023, 2022 and 2021 was $102.3 million, $72.1 million and $72.8 million, respectively. Interest incurred includes amortization of deferred financing fees of $4.0 million, $4.8 million and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Interest capitalized during the years ended December 31, 2023, 2022 and 2021 was $5.1 million, $2.6 million and $2.1 million, respectively. As of December 31, 2023 and 2022, accrued interest on the Term Loan was $1.0 million and $0.3 million, respectively.

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
•reliance on a global supply chain, including single-source suppliers for the manufacture of most of our subscriber equipment and for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase component parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events, including a global pandemic, such as COVID-19; and
•reliance on a few significant customers, particularly agencies of the U.S. government, for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

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

In the fourth quarter of 2023, we updated our estimate of the satellites’ remaining useful lives based on the health of the constellation, resulting in an extension from 12.5 years to 17.5 years. If our actual operational results are not consistent with our estimates and assumptions, however, we may experience further changes in depreciation and amortization expense that could be material to our results of operations. See Note 2 to the consolidated financial statements included in this report for further detail on the impact of this change.

Comparison of Our Results of Operations for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
		% of Total Revenue		% of Total Revenue	Change
($ In thousands)	2023		2022		Dollars	Percent
Revenue:
Service revenue
Commercial	$478,454	61%	$428,721	59%	$49,733	12%
Government	106,000	13%	106,000	15%	—	0%
Total service revenue	584,454	74%	534,721	74%	49,733	9%
Subscriber equipment	105,136	13%	134,714	19%	(29,578)	(22)%
Engineering and support services	101,133	13%	51,599	7%	49,534	96%
Total revenue	790,723	100%	721,034	100%	69,689	10%
Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	158,710	20%	115,137	16%	43,573	38%
Cost of subscriber equipment	66,410	8%	86,012	12%	(19,602)	(23)%
Research and development	20,269	3%	16,218	2%	4,051	25%
Selling, general and administrative	143,706	18%	123,504	17%	20,202	16%
Depreciation and amortization	320,000	41%	303,484	43%	16,516	5%
Total operating expenses	709,095	90%	644,355	90%	64,740	10%
Operating income	81,628	10%	76,679	10%	4,949	6%
Other expense:
Interest expense, net	(90,387)	(11)%	(65,089)	(9)%	(25,298)	39%
Loss on extinguishment of debt	—	0%	(1,187)	0%	1,187	(100)%
Other income, net	4,012	1%	107	0%	3,905	3,650%
Total other expense	(86,375)	(10)%	(66,169)	(9)%	(20,206)	31%
Income (loss) before income taxes and equity in net earnings of affiliates	(4,747)	0%	10,510	1%	(15,257)	(145)%
Income tax benefit (expense)	26,251	3%	(292)	0%	26,543	(9,090)%
Loss on equity method investments	(6,089)	(1)%	(1,496)	0%	(4,593)	307%
Net income	$15,415	2%	$8,722	1%	$6,693	77%

Commercial Service Revenue

	Year Ended December 31,
	2023			2022			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$219.2	408	$45	$193.1	397	$42	$26.1	11	$3
IoT data	141.0	1,709	$7.45	125.0	1,448	$7.89	16.0	261	$(0.44)
Broadband (3)	57.9	16.7	$305	51.1	15.0	$302	6.8	1.7	$3
Hosted payload and other data	60.3	N/A		59.5	N/A		0.8	N/A
Total commercial services	$478.4	2,134		$428.7	1,860		$49.7	274

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

For the year ended December 31, 2023, total commercial service revenue increased $49.7 million, or 12%, primarily as a result of increases in voice and data, IoT, and broadband revenue mainly driven by increases in billable subscribers. Commercial voice and data revenue increased $26.1 million, or 14%, from the prior year primarily due to an increase in ARPU resulting from certain price increases in access fees and an increase in volume across voice and data services. Commercial IoT revenue increased $16.0 million, or 13%, compared to the prior year, driven by an 18% increase in IoT billable subscribers including continued strength in personal communications devices. The subscriber increase effect on revenue was partially offset by a 6% reduction in IoT ARPU, primarily due to the shifting mix of subscribers using lower ARPU plans, including the increased proportion of personal communication subscribers. Commercial broadband revenue increased $6.8 million, or 13%, compared to the prior year, due to the increase in broadband billable subscribers. Hosted payload and other service revenue increased $0.8 million, or 1%, which is relatively consistent year over year. There were two offsetting items in the current year, primarily the one-time recognition of approximately $2.0 million of revenue related to an updated estimate on a customer contract, offset by a $2.3 million decrease in hosted payload revenue related to the change in the estimated useful lives of our satellites. As a result of this change in estimate, we expect that hosted payload revenue will decrease by approximately $9.1 million per year for the remainder of the estimated useful lives.

Government Service Revenue

	Year Ended December 31,
	2023		2022		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$106.0	145	$106.0	139	$—	6

(1)Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. Revenue for the year ended December 31, 2023 was unchanged from the prior year, in accordance with the contract.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased $29.6 million, or 22%, to $105.1 million for the year ended December 31, 2023 compared to the prior year, primarily due to the expected decrease in sales volume of Short Burst Data devices, L-Band transceivers and handsets. In 2024, we expect equipment sales to be lower than 2023 and more in line with periods prior to 2022, before we and our competitors began to experience supply chain disruptions due to the pandemic.

Engineering and Support Service Revenue

	Year Ended December 31,
	2023	2022	Change
	(In millions)
Commercial	$11.0	$7.8	$3.2
Government	90.1	43.8	46.3
Total	$101.1	$51.6	$49.5

Engineering and support service revenue increased by $49.5 million, or 96%, for the year ended December 31, 2023 compared to the prior year primarily due to the increased work under certain government projects, predominantly the contract awarded by the Space Development Agency, or the SDA. Based on the SDA contract, we expect engineering and support service revenue, as well as associated expenses, to be generally higher than in prior years throughout the life of the SDA contract.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services, and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased by $43.6 million, or 38%, for the year ended December 31, 2023 compared to the prior year, primarily as a result of increased work under certain government projects, including the SDA contract, as noted above.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased $19.6 million, or 23%, for the year ended December 31, 2023 compared to the prior year period primarily due to the decrease in volume of device sales, as described above.

Research and Development

Research and development expenses increased by $4.1 million, or 25%, for the year ended December 31, 2023 compared to the prior year period based on increased spending on device-related features for our network.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $20.2 million, or 16%, for the year ended December 31, 2023, primarily due to personnel costs from increased headcount and higher employee stock-based compensation expense, increased marketing expenses and increased professional fees, offset in part by a decrease in stock appreciation rights expense in the current year resulting from a decrease in our stock valuation between the years.

Depreciation and Amortization

Depreciation and amortization expense increased by $16.5 million, or 5%, for the year ended December 31, 2023, compared to the prior year. As described above, we recorded accelerated depreciation expense of $37.5 million for our remaining ground spare satellite in the second quarter of 2023, following completion of on-orbit testing of our five newly launched spare satellites. This increase was offset in part by a decrease in depreciation expense of $25.5 million for the year ended December 31, 2023 due to the change in estimated useful lives of our satellites. As a result of this change in estimate, we expect that depreciation expense will decrease by approximately $111.0 million per year for the remainder of the estimated useful lives.

Other Expense

Interest Expense, net

Interest expense, net, for the year ended December 31, 2023 was $90.4 million, compared to $65.1 million for the prior year. The increase in interest expense, net resulted primarily from the $14.7 million in fees expensed in connection with the refinancing of our Term Loan in September 2023 and an increase in the base rate of our Term Loan compared to the prior year period.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1.2 million for the year ended December 31, 2022 as a result of our election to prepay a total of $100.0 million, and the write-off the related unamortized debt issuance costs. There were no losses for the year ended December 31, 2023 in connection with the refinancing of our Term Loan.

Other Income, net

Other income, net, was $4.0 million for the year ended December 31, 2023, compared to other expense, net, of $0.1 million for the prior year primarily as a result of a one-time customer contractual settlement which resulted in recognition of $3.5 million of other income in the fourth quarter of 2023.

Income Tax Benefit (Expense)

For the year ended December 31, 2023, our income tax benefit was $26.3 million, compared to income tax expense of $0.3 million for the prior year. Our effective tax rate was approximately 553.0% for the year ended December 31, 2023 compared to 2.8% for the prior year. The increase in income tax benefit is primarily related to the net impact of (i) pre-tax book loss in the current year compared to pre-tax book income in the prior year, (ii) an increase in estimated R&D credits, and (iii) an increased stock compensation tax benefit. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly. See Note 12 to our consolidated financial statements for more detail on the individual items impacting our effective tax rate for the years.

Loss on Equity Method Investments

For the year ended December 31, 2023, our loss on equity method investments was $6.1 million, compared to a loss $1.5 million in the prior year. The increase in loss primarily reflects the increased duration the equity method investments were outstanding and the related portion of losses recorded on our those investments during each period.

Net Income

Net income was $15.4 million for the year ended December 31, 2023, compared to $8.7 million during the prior year. The change primarily resulted from the increase in income tax benefit, as noted above, offset in part by an increase in interest expense related to the fees paid for the refinancing of our Term Loan and the increased base rate.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations, cash and cash equivalents and our Revolving Facility. At December 31, 2023, we had $1.5 billion of indebtedness, consisting exclusively of amounts outstanding under the Term Loan, the terms of which are described above under the section captioned “Term Loan.” We have additional borrowing available to us under our Revolving Facility of $100.0 million at December 31, 2023. These sources are expected to meet our short-term and long-term liquidity needs, including annual payments for (i) required principal and interest on the Term Loan, which we expect to be $15.0 million and, based on the current interest rate, approximately $80.0 million, respectively, (ii) capital expenditures of approximately $60.0 million, (iii) working capital, (iv) potential share repurchases, and (v) anticipated cash dividend payments to holders of our common stock.

As of December 31, 2023, our total cash and cash equivalents balance was $71.9 million, down from $168.8 million as of December 31, 2022. The decrease was principally the result of $247.0 million in repurchases of our common stock, $73.5 million in capital expenditures and $64.8 million in dividends paid, offset by internally generated cash flows from operations.

Contractual Obligations

As of December 31, 2023, we held non-cancelable purchase obligations of approximately $21.5 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during 2024, decreased $35.4 million from the end of 2022 primarily due to recovery from supply-chain constraints.

Our material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2030, which is expected to be $1,402.5 million, at that time. We expect to refinance this amount at or prior to maturity.

Dividends

On December 8, 2022, our Board of Directors initiated a quarterly dividend. In each of December 2022, May 2023, September 2023 and December 2023, our Board of Directors declared a quarterly cash dividend in the amount of $0.13 per share of common stock, which were paid in March, June, September and December 2023. Total dividends paid in 2023 were $64.8 million. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Cash Flows - Comparison of the Years Ended December 31, 2023 and 2022

The following table shows our consolidated cash flows:

	Year Ended December 31,
Statement of Cash Flows	2023	2022	Change
	(in thousands)
Net cash provided by operating activities	$314,913	$344,729	$(29,816)
Net cash used in investing activities	$(83,487)	$(121,267)	$37,780
Net cash used in financing activities	$(327,052)	$(374,980)	$47,928

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2023 decreased $29.8 million from the prior year. Cash flows related to changes in working capital decreased by approximately $38.7 million, primarily as a result of an increase in cash outflows for replenished finished goods and component inventory, including last-time buys, as well as lower cash inflows related to deferred revenue. These changes in working capital were offset by cash inflows for accounts receivable related to lower equipment sales. These changes were also partially offset by net income, as adjusted for non-cash activities, which increased by $8.9 million over the prior year. Net income was adjusted for non-cash, positive adjustments, including depreciation expense associated with the write-off of the remaining spare satellite in the third quarter, and stock-based compensation expense, partially offset by non-cash deferred taxes.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 decreased $37.8 million from the prior year period primarily as a result of our $50.0 million investment in Aireon Holdings in 2022, compared to our $10.0 million investment in Satelles in 2023, offset in part by increased capital expenditures of $2.2 million, primarily related to payments for the launched ground spares. Going forward, we expect our capital expenditures to average approximately $60.0 million per year through 2030.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2023 decreased $47.9 million compared to the prior year period primarily due to the $108.1 million decrease in net principal payments associated with the terms under the refinancing of our Term Loan, offset in part by the $64.8 million of common stock dividends paid in 2023, as described above.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had an outstanding aggregate balance of $1,500.0 million under the Term Loan as of December 31, 2023. Under our Term Loan, we pay interest at an annual rate equal to SOFR plus 2.50%, with a 0.75% SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. Our Cap began in December 2021, which manages our exposure to interest rate movements on a portion of our Term Loan. In 2023, the Cap provided the right for us to receive payment from the counterparty if one-month SOFR exceeded 1.436%. (See Note 8 for further details on the changes to the Cap.) As a result of the interest rate rising from the floor to the level of the Cap, we expect our annual interest expense to increase by approximately $12.0 million, or approximately $3.0 million per quarter. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.25 million related to the unhedged portion of the Term Loan.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Iridium Communications Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Changes in estimated useful lives of satellites

As discussed in Note 2 to the consolidated financial statements, the Company’s satellites are depreciated using the straight-line method over their respective estimated useful lives, which was extended from 12.5 years to 17.5 years during the fourth quarter of 2023. The Company applied judgment in determining the useful lives based on factors such as engineering data relating to the operation and performance of its satellite network, the Company’s long-term strategy for using the assets, and the manufacturer’s estimated design life for the assets. As discussed in Note 4, as of December 31, 2023, the Company had recorded $1,926,487 thousand in total depreciable property and equipment, net of accumulated depreciation, which included its satellites.

We identified the evaluation of the determination of changes in estimated useful lives of satellites as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the Company’s estimated useful lives of the satellites. Specifically, assessing the factors used to determine the estimated useful lives required subjective auditor judgment due to the degree of uncertainty associated with the outcome of uncertain future events which required forward looking assumptions. Changes to the estimated useful lives of satellites could have a significant impact on the timing of recognition of depreciation expense and hosted payload revenue.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s process to determine changes in the estimated useful lives of its satellites. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the estimated useful lives of the satellites by:

•comparing the Company’s useful life estimates to the manufacturer’s estimated design life, and the lives of its first-generation satellite constellation
•reading publicly available information on the estimated useful lives of similar assets
•inquiring of operations and engineering management personnel regarding satellite operation and performance
•evaluating the Company’s longevity assessment for the satellites
•evaluating the effect of changes, if any, in the Company’s long-term strategy for use of the assets on the useful life estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

McLean, Virginia
February 15, 2024

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Iridium Communications Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”) of Iridium Communications Inc. (the Company). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tysons, Virginia
February 17, 2022

Iridium Communications Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$71,870	$168,770
Accounts receivable, net	91,715	82,273
Inventory	91,135	39,776
Prepaid expenses and other current assets	16,364	15,385
Total current assets	271,084	306,204
Property and equipment, net	2,195,758	2,433,305
Equity method investments	67,130	49,853
Other assets	86,708	122,072
Intangible assets, net	41,095	42,577
Total assets	$2,661,775	$2,954,011
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	15,000	16,500
Accounts payable	28,671	21,372
Accrued expenses and other current liabilities	54,826	67,963
Deferred revenue	33,057	35,742
Total current liabilities	131,554	141,577
Long-term secured debt, net	1,467,490	1,470,685
Deferred income tax liabilities, net	114,642	151,569
Deferred revenue, net of current portion	43,965	45,265
Other long-term liabilities	16,025	16,360
Total liabilities	1,773,676	1,825,456
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 122,776 and 125,902 shares issued and outstanding at December 31, 2023 and 2022, respectively	123	126
Additional paid-in capital	1,089,466	1,124,610
Accumulated deficit	(235,397)	(47,744)
Accumulated other comprehensive income, net of tax	33,907	51,563
Total stockholders’ equity	888,099	1,128,555
Total liabilities and stockholders’ equity	$2,661,775	$2,954,011

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Services	$584,454	$534,721	$491,991
Subscriber equipment	105,136	134,714	92,071
Engineering and support services	101,133	51,599	30,438
Total revenue	790,723	721,034	614,500

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	158,710	115,137	97,020
Cost of subscriber equipment	66,410	86,012	53,376
Research and development	20,269	16,218	11,885
Selling, general and administrative	143,706	123,504	100,474
Depreciation and amortization	320,000	303,484	305,431
Total operating expenses	709,095	644,355	568,186
Operating income	81,628	76,679	46,314
Other income (expense):
Interest expense, net	(90,387)	(65,089)	(73,906)
Loss on extinguishment of debt	—	(1,187)	(879)
Other income (expense), net	4,012	107	(417)
Total other expense	(86,375)	(66,169)	(75,202)
Income (loss) before income taxes and equity in net earnings of affiliates	(4,747)	10,510	(28,888)
Income tax benefit (expense)	26,251	(292)	19,569
Loss on equity method investments	(6,089)	(1,496)	—
Net income (loss)	15,415	8,722	(9,319)
Weighted average shares outstanding - basic	125,598	128,255	133,530
Weighted average shares outstanding - diluted	127,215	130,134	133,530
Net income (loss) attributable to common stockholders per share - basic and diluted	$0.12	$0.07	$(0.07)

Comprehensive income (loss):
Net income (loss)	$15,415	$8,722	$(9,319)
Foreign currency translation adjustments	(58)	(53)	(280)
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 8)	(17,598)	58,668	10,408
Comprehensive income (loss)	$(2,241)	$67,337	$809

 See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2020	134,056	$134	$1,160,570	$(17,180)	$275,915	$1,419,439
Stock-based compensation	—	—	29,616	—	—	29,616
Stock options exercised and awards vested	1,769	1	7,442	—	—	7,443
Stock withheld to cover employee taxes	(144)	—	(5,918)	—	—	(5,918)
Repurchases and retirements of common stock	(4,339)	(4)	(37,652)	—	(125,786)	(163,442)
Net loss	—	—	—	—	(9,319)	(9,319)
Cumulative translation adjustments	—	—	—	(280)	—	(280)
Unrealized gain on cash flow hedges, net of tax	—	—	—	10,408	—	10,408
Balance at December 31, 2021	131,342	131	1,154,058	(7,052)	140,810	1,287,947
Stock-based compensation	—	—	48,367	—	—	48,367
Stock options exercised and awards vested	1,484	2	3,870	—	—	3,872
Stock withheld to cover employee taxes	(130)	—	(5,293)	—	—	(5,293)
Repurchases and retirements of common stock	(6,794)	(7)	(59,776)	—	(197,276)	(257,059)
Net income	—	—	—	—	8,722	8,722
Dividends declared	—	—	(16,616)	—	—	(16,616)
Cumulative translation adjustments	—	—	—	(53)	—	(53)
Unrealized gain on cash flow hedges, net of tax	—	—	—	58,668	—	58,668
Balance at December 31, 2022	125,902	126	1,124,610	51,563	(47,744)	1,128,555
Stock-based compensation	—	—	64,139	—	—	64,139
Stock options exercised and awards vested	1,788	2	3,956	—	—	3,958
Stock withheld to cover employee taxes	(162)	—	(9,680)	—	—	(9,680)
Repurchases and retirements of common stock	(4,752)	(5)	(43,946)	—	(203,068)	(247,019)
Net income	—	—	—	—	15,415	15,415
Dividends declared	—	—	(49,613)	—	—	(49,613)
Cumulative translation adjustments	—	—	—	(58)	—	(58)
Unrealized loss on cash flow hedges, net of tax	—	—	—	(17,598)	—	(17,598)
Balance at December 31, 2023	122,776	$123	$1,089,466	$33,907	$(235,397)	$888,099

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$15,415	$8,722	$(9,319)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(31,828)	(1,189)	(21,314)
Depreciation and amortization	320,000	303,484	305,431
Loss on extinguishment of debt	—	1,187	879
Stock-based compensation (net of amounts capitalized)	57,455	43,732	26,782
Amortization of deferred financing fees	3,739	4,602	4,201
Loss on equity method investments	6,089	1,496	—
All other items, net	732	638	(160)
Changes in operating assets and liabilities:
Accounts receivable	(9,538)	(18,712)	(1,823)
Inventory	(50,958)	(10,183)	3,592
Prepaid expenses and other current assets	(1,153)	(4,227)	(1,696)
Other assets	3,019	3,441	3,911
Accounts payable	2,759	4,730	(2,166)
Accrued expenses and other current liabilities	4,899	5,929	7,170
Deferred revenue	(2,961)	4,871	(7,531)
Other long-term liabilities	(2,756)	(3,792)	(5,083)
Net cash provided by operating activities	314,913	344,729	302,874

Cash flows from investing activities:
Capital expenditures	(73,487)	(71,267)	(42,147)
Investment in related parties	(10,000)	(50,000)	—
Purchases of other investments	—	—	(1,635)
Sales and maturities of marketable securities	—	—	7,400
Net cash used in investing activities	(83,487)	(121,267)	(36,382)

Cash flows from financing activities:
Borrowings under the Term Loan	63,940	—	179,285
Payments on the Term Loan	(72,315)	(116,500)	(195,785)
Repurchases of common stock	(247,019)	(257,059)	(163,442)
Payment of deferred financing fees	(1,162)	—	(4,052)
Proceeds from exercise of stock options	3,958	3,872	7,443
Tax payments upon settlement of stock awards	(9,680)	(5,293)	(5,918)
Payment of common stock dividends	(64,774)	—	—
Net cash used in financing activities	(327,052)	(374,980)	(182,469)

Effect of exchange rate changes on cash and cash equivalents	(1,274)	(625)	(288)
Net increase (decrease) in cash and cash equivalents and restricted cash	(96,900)	(152,143)	83,735
Cash, cash equivalents and restricted cash, beginning of period	168,770	320,913	237,178
Cash, cash equivalents and restricted cash, end of period	$71,870	$168,770	$320,913

See notes to consolidated financial statements
Iridium Communications Inc.
Consolidated Statements of Cash Flows, continued
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$91,936	$63,880	$72,195
Income taxes paid, net	$4,225	$2,224	$1,784

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid for yet	$7,070	$5,697	$8,225
Capitalized stock-based compensation	$6,684	$4,635	$2,834
Dividends accrued on common stock	$1,315	$16,616	$—

See notes to consolidated financial statements

Iridium Communications Inc.
Notes to Consolidated Financial Statements
December 31, 2023

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

The Company’s operations are conducted through, and its operating assets are owned by, its principal operating subsidiary, Iridium Satellite LLC (“Iridium Satellite”), Iridium Satellite’s immediate parent, Iridium Holdings LLC, and their subsidiaries. As a result, there are no material differences between the information presented in these consolidated financial statements of the Company and the financial information of Iridium Holdings, Iridium Satellite and their subsidiaries, on a consolidated basis, other than as a result of tax provisions as a result of Iridium Holdings, Iridium Satellite and their subsidiaries being classified as flow-through entities for U.S. federal income tax purposes.

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The Company has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All material intercompany transactions and balances have been eliminated. The Company has reclassified certain items in the consolidated financial statements for the prior periods to be comparable with the classification for the year ended December 31, 2023. These reclassifications had no effect on previously reported net income (loss).

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company intends to apply the new guidance effective for the year ending December 31, 2024, as required. The Company is assessing the potential effects of the standard but has not yet completed its review of the impact of this guidance.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company intends to apply the new guidance effective for the year ending December 31, 2025, as required. The Company is currently evaluating the effect ASU 2023-09 may have on its consolidated financial statements and related disclosures.

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

The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of December 31, 2023 and 2022: cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets.

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
Investments
Investments where the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting and are included in Equity Method Investments on the Company’s consolidated balance sheets. Significant influence typically exists if the Company’s has a 20% to 50% ownership interest in the investee. Under this method of accounting, the Company’s share of the net earnings (losses) of the investee is included in loss on equity method investments on the consolidated statement of operations and comprehensive income (loss).
Investments where the Company has less than 20% ownership interest in the investee and lacks the ability to exercise significant influence are accounted for under ASC 321-10-35, Investments - Equity Securities. Under this topic, the Company’s investment equals its cost, less impairment, if any. For investments without a readily determinable fair value, the Company performs a qualitative assessment to determine if any impairment indicator is present. If an indicator is present, the Company determines whether fair value was less than the investment’s carrying value. If the fair value is less than its carrying value or if there is an observable price change through a similar security from the same issuer, the Company would record an impairment charge.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was not material as of December 31, 2023 and 2022.
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

The Company’s expense for excess and obsolete inventory was not material during the years ended December 31, 2023, 2022 or 2021.

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

The following table summarizes the Company’s inventory balance:

	December 31,
	2023	2022
	(In thousands)
Finished goods	$48,698	$17,964
Raw materials	43,599	23,014
Inventory valuation reserve	(1,162)	(1,202)
Total	$91,135	$39,776

The Company’s raw materials balance includes $32.2 million and $9.0 million at December 31, 2023 and December 31, 2022, respectively, of inventory held on consignment at third-party manufacturers.

Stock-Based Compensation

The Company accounts for stock-based compensation at estimated fair value. The fair value of stock options is determined at the grant date using the Black-Scholes-Merton option pricing model. The fair value of restricted stock units (“RSUs”) is equal to the closing price of the underlying common stock on the grant date. The fair value of an award that is ultimately expected to vest is recognized on a straight-line basis over the requisite service or performance period and is classified in the consolidated statements of operations and comprehensive income (loss) in a manner consistent with the classification of the recipient’s compensation. The expected vesting of the Company’s performance-based RSUs is based upon the probability that the Company achieves the defined performance goals. The level of achievement of performance goals, if any, is determined by the Compensation Committee. Stock-based awards to non-employee consultants are expensed at their grant-date fair value as services are provided according to the terms of their agreements and are classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss). The following table presents the classification of stock-based compensation by line item on the balance sheet and statement of operations:

	As of and For Year Ended December 31,
	2023	2022
	(In thousands)
Property and equipment, net	$5,963	$4,018
Inventory	721	617
Cost of subscriber equipment	60	69
Cost of services (exclusive of depreciation and amortization)	16,128	12,337
Research and development	1,282	648
Selling, general and administrative	39,985	30,678
Total stock-based compensation	$64,139	$48,367

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. The Company calculates depreciation expense using the straight-line method over the useful lives of each asset. The Company applies judgment in determining the useful lives based on factors such as engineering data, long-term strategy for using the assets, the manufacturer’s estimated design life for the assets, laws and regulations that could impact the useful lives of the assets and other economic factors. The Company assesses the current estimated operational life of the satellites, including the potential impact of environmental factors on the satellites, ongoing operational enhancements and software upgrades when evaluating the useful lives of its satellites. Additionally, the Company reviews engineering data relating to the operation and performance of its satellite network.

During the fourth quarter of 2023, the Company updated its estimate of the satellites’ remaining useful lives based on the health of the constellation and related engineering data. As a result, the estimated useful lives of the satellites were extended by five years, from 12.5 years to 17.5 years. The impact of this change for the year ended December 31, 2023 was a decrease in depreciation expense of approximately $27.8 million and a decrease in hosted payload and other service revenue of approximately $2.3 million. For the year ended December 31, 2023, the impact of the change in useful lives of the satellites resulted in an increase in basic and diluted net income per share of $0.21 and $0.20, respectively.

During the quarter ended June 30, 2023, the Company launched five of its remaining six ground spare satellites. Following completion of successful on-orbit testing of the five launched satellites, the Company has no plans to use, develop or launch the remaining ground spare. As the Company believed the construction-in-progress associated with the remaining ground spare satellite would no longer be used, the Company wrote off the full amount remaining in construction-in-progress for that satellite by recording accelerated depreciation expense of $37.5 million, which more than offset the decrease in depreciation expense related to the increase in estimated useful lives of the satellites described above.

Repairs and maintenance costs are expensed as incurred.

Derivative Financial Instruments

The Company uses derivatives (interest rate swap, swaption, cap) to manage its exposure to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the consolidated balance sheets within assets and other current liabilities. When the Company’s derivatives are designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) within the Company’s consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of a derivative’s change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings. Within the consolidated statements of operations and comprehensive income (loss), the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item associated with the hedged items. Cash flows from hedging activities are included in operating activities within the Company’s consolidated statements of cash flows, which is the same category as the item being hedged. See Note 8 for further information.
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

Other government and commercial engineering and support services

The Company also provides engineering services to assist customers in developing new technologies for use on the Company’s satellite system. Fees to customers under these agreements are generally based on milestones, and payments are submitted as milestones are achieved. The revenue associated with fixed-fee contracts is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligation. The Company does not include purchases of goods from a third party in its evaluation of costs incurred. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. The revenue associated with cost-plus-fixed-fee contracts is recognized to the extent of estimated costs incurred plus the applicable fees earned. The Company considers fixed fees under cost-plus-fixed-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract.

Research and Development

Research and development costs are charged to expense in the period in which they are incurred.

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $1.4 million, $1.7 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

3. Cash and Cash Equivalents

Cash and Cash Equivalents
The following table summarizes the Company’s cash and cash equivalents:

	December 31,		Recurring Fair Value Measurement
	2023	2022
	(In thousands)
Cash and cash equivalents:
Cash	$32,526	$16,247
Money market funds	39,344	152,523	Level 2
Total cash and cash equivalents	$71,870	$168,770

4. Property and Equipment

The following table presents the composition of property and equipment:

		December 31,
	Useful Life	2023	2022
		(In thousands)
Satellite system	17.5 years	$3,242,829	$3,197,460
Ground system	5-7 years	70,497	73,890
Equipment	3-5 years	51,788	49,423
Internally developed software and purchased software	3-7 years	332,824	297,538
Building and leasehold improvements	5-39 years	33,433	32,695
Total depreciable property and equipment		3,731,371	3,651,006
Less: accumulated depreciation		(1,804,884)	(1,538,535)
Total depreciable property and equipment, net of accumulated depreciation		1,926,487	2,112,471
Land		8,037	8,037
Construction-in-process:
Spare satellites		181,557	225,254
Other construction-in-process		79,677	87,543
Total property and equipment, net of accumulated depreciation		$2,195,758	$2,433,305

Depreciation expense was $318.5 million, $301.9 million and $303.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. See “Property and Equipment” in Note 2 above for more information with respect to depreciation expense incurred in the year ended December 31, 2023.

5. Intangible Assets

The following table presents identifiable intangible assets:

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(10,987)	5,452
Assembled workforce	7 years	5,678	(5,678)	—
Patents	14 - 20 years	587	(169)	418
Total		22,704	(16,834)	5,870
Total intangible assets		$57,929	$(16,834)	$41,095

	December 31, 2022
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(10,347)	6,092
Assembled workforce	7 years	5,678	(4,867)	811
Patents	14 - 20 years	576	(127)	449
Total		22,693	(15,341)	7,352
Total intangible assets		$57,918	$(15,341)	$42,577

Amortization expense was $1.5 million, $1.6 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents future amortization expense with respect to intangible assets existing at December 31, 2023, by year and in the aggregate:

Year ending December 31,	Amount
(In thousands)
2024	$473
2025	473
2026	473
2027	473
2028	473
Thereafter	3,505
Total estimated future amortization expense	$5,870

6. Leases

The Company has operating leases for land, office space, satellite network operations center (“SNOC”) facilities, system gateway facilities, a warehouse and a distribution center. The Company also has operations and maintenance (“O&M”) agreements that include leases associated with two teleport network facilities. Some of the Company’s leases include options to extend the leases for up to 10 years. The Company does not include term extension options as part of its present value calculation of lease liabilities unless it is reasonably certain to exercise those options. As of December 31, 2023, the Company’s weighted-average remaining lease term relating to its operating leases was 4.7 years, and the weighted-average discount rate used to calculate the operating lease liability payment was 6.7%.
The following table summarizes the Company’s lease-related assets and liabilities:

Leases	Classification	December 31, 2023	December 31, 2022
		(In thousands)
Operating lease assets
Noncurrent	Other assets	$16,133	$16,925
Total lease assets		$16,133	$16,925

Operating lease liabilities
Current	Accrued expenses and other current liabilities	$4,327	$3,784
Noncurrent	Other long-term liabilities	$14,087	15,801
Total lease liabilities		$18,414	$19,585

During the years ended December 31, 2023, 2022 and 2021, the Company incurred lease expense of $5.2 million, $5.2 million and $5.6 million, respectively. A portion of lease expense during these comparable periods was derived from leases that were not included within the ROU asset and liability balances shown above as they had terms shorter than twelve months and were therefore excluded from balance sheet recognition under ASU 2016-02.
The following table presents future payment obligations with respect to the Company’s operating leases in which it was the lessee at December 31, 2023, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2024	$5,548
2025	5,646
2026	3,792
2027	2,226
2028	1,982
Thereafter	2,592
Total lease payments	$21,786

Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 14) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the estimated useful lives of the satellites, which is now approximately 17.5 years, prospectively from the change in estimated useful lives of the satellites that occurred in the fourth quarter of 2023. Lease income related to these agreements was $19.2 million for the year ended December 31, 2023 and $21.4 million for each of the years ended December 31, 2022 and 2021. The decrease for 2023 as compared to 2022 was solely the result of the change in estimated useful life of the satellites. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s consolidated statements of operations and comprehensive income (loss).

The following table presents future income, after giving effect to the extension of estimated useful lives of the satellites, with respect to the Company’s operating leases in which it was the lessor at December 31, 2023, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2024	$12,391
2025	12,391
2026	12,391
2027	12,391
2028	12,391
Thereafter	82,106
Total lease income	$144,061

7. Debt

Term Loan and Revolving Facility

In September 2023, pursuant to an amended and restated credit agreement (the “Credit Agreement”), the Company refinanced its previously existing term loan resulting in total borrowing of $1,500.0 million (as so amended and restated, the “Term Loan”) in aggregate principal amount with various lenders administered by Deutsche Bank AG and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Term Loan was issued at a price equal to 99.75% of its face value and bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.50%, with a 0.75% SOFR floor. The maturity of the Term Loan is in September 2030. The Company typically selects a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly beginning with the quarter ending March 31, 2024, equal $15.0 million per annum (one percent of the full principal amount of the Term Loan), with the remaining principal due upon maturity.
The Revolving Facility bears interest at the same rate (but without a SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, which will be reduced to 0.375% if the Company has a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1, and a maturity date in September 2028.
The Company paid $3.8 million of issuance costs to refinance the Term Loan in September 2023, which were deferred and will be amortized through the term of the loan. Lenders making up approximately $16.8 million of the Term Loan did not participate in the refinancing. Those portions of the Term Loan were replaced by new or existing lenders. This resulted in an immaterial loss on extinguishment of debt, as the Company wrote off the unamortized debt issuance costs related to the lenders who were fully repaid in an exchange of principal. The Company deferred an additional $1.2 million of third-party fees associated with the refinancing of the Term Loan and the Revolving Facility.
In the fourth quarter of 2022, the Company elected to prepay $100.0 million of principal on the Term Loan. This resulted in a $1.2 million loss on extinguishment of debt, as the Company wrote off the unamortized debt issuance costs related to this prepayment.
In the third quarter of 2021, the Company repriced the Term Loan and incurred a $0.9 million loss on extinguishment of debt, as the Company wrote off the unamortized debt issuance costs related to the lenders who were fully repaid in an exchange of principal.
As of December 31, 2023 and 2022, the Company reported an aggregate of $1,500.0 million and $1,504.6 million in borrowings under the Term Loan, respectively. These amounts do not include $17.5 million and $17.4 million of net unamortized deferred financing costs as of December 31, 2023 and 2022, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 amounted to $1,482.5 million and $1,487.2 million, respectively. As of December 31, 2023 and 2022, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan was $1,506.6 million and $1,494.3 million, respectively. The Company had not borrowed under the Revolving Facility as of December 31, 2023 or 2022.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement) in the event the Company’s net leverage ratio rises above 3.5 to 1. As of December 31, 2023, the Company was below the specified leverage ratio and therefore no mandatory prepayment sweep was not required. The Credit Agreement permits repayment, prepayment and repricing transactions, subject, in the case of the Term Loan, to a 1% penalty in the event the Term Loan is prepaid or repriced within the first six months from the refinancing date.

The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of December 31, 2023.

Interest on Debt

Total interest incurred includes amortization of deferred financing fees and capitalized interest. The Company incurred third-party financing costs of $15.9 million in connection with the refinancing of the Term Loan in September 2023, of which $14.7 million was expensed. All third-party financing costs incurred during the years ended December 31, 2022 and 2021 were expensed. All amounts expensed are included within interest expense on the consolidated statements of operations and comprehensive income (loss).
The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Total interest incurred	$102,321	$72,090	$72,816
Amortization of deferred financing fees	$3,958	$4,760	$4,316
Capitalized interest	$5,086	$2,590	$2,146

As of December 31, 2023 and 2022, accrued interest under the Term Loan was $1.0 million and $0.3 million, respectively.

Total Debt
The following table presents future minimum principal repayments with respect to the Term Loan existing at December 31, 2023, by year and in the aggregate:

Year ending December 31,	Amount
(In thousands)
2024	$15,000
2025	15,000
2026	15,000
2027	15,000
2028	15,000
Thereafter	1,425,000
Total debt commitments	1,500,000
Less: Original issuance discount	17,510
Less: Total short-term debt	15,000
Total long-term debt, net	$1,467,490

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

Hedge effectiveness of the current interest rate cap agreement (the “Cap”) is based on a long-haul hypothetical derivative methodology and includes all changes in value. The Company formally assesses, both at the hedge’s inception and on an ongoing quarterly basis, whether the designated derivative instruments are highly effective in offsetting changes in the cash flows of the hedged items. When the hedging instrument is sold, expires, is terminated, is exercised, no longer qualifies for hedge accounting, is designated, or is no longer probable, hedge accounting is discontinued prospectively.

Interest Rate Cap

In July 2021, the Company entered into the Cap, which had an effective date of December 2021 upon the expiration of the Company’s long-term interest rate swap (the “Swap”). The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. In December 2022, the Company modified the Cap to replace the previous LIBOR base rate with SOFR and received a credit risk adjustment of 0.064%. The modified Cap provides the Company the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. Prior to the modification, the Company received payment under the terms of the Cap if one-month LIBOR exceeded 1.5%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of December 31, 2023 and 2022.

The Cap, which was not affected by the refinancing of the Term Loan in September 2023, is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. The Company designated the Cap as a cash flow hedge of the variability of the SOFR-based rate interest payments on the Term Loan. The effective portion of the Cap’s change in fair value will be recorded in accumulated other comprehensive income (loss). Any ineffective portion of the Cap’s change in fair value will be recorded in current earnings as interest expense.

Interest Rate Swaps

In November 2019, the Company entered into the Swap which had a term through November 2021 and was intended to mitigate variability in forecasted interest payments on a portion of the Term Loan. On the last business day of each month, the Company received variable interest payments based on one-month LIBOR from the counterparty. The Company paid a fixed rate of 1.565% per annum on the notional amount of $1.0 billion on the Swap until its expiration in November 2021. The Company also entered into an interest rate swaption agreement (“Swaption”), for which the Company paid a fixed annual rate of 0.50% of the notional amount. At inception, the Swap and Swaption (collectively, the “swap contracts”) were designated as cash flow hedges for hedge accounting. The unrealized changes in market value were recorded in accumulated other comprehensive income (loss) and any remaining balance was reclassified into earnings during the period in which the hedged transaction affected earnings. Due to the changes made to the Term Loan as a result of the July 2021 repricing, at that time the Company elected to de-designate the Swap as a cash flow hedge. Accordingly, as the related interest payments were still probable, the accumulated balance within other comprehensive income (loss) as of the de-designation date was amortized into earnings through the November 2021 expiration date.

Fair Value of Derivative Instruments

As of December 31, 2023 and 2022, the Company had an asset balance of $66.5 million and $92.3 million, respectively, for the fair value of the Cap, and a liability balance of $8.4 million and $11.0 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded within other assets on the consolidated balance sheet.

During the years ended December 31, 2023, 2022, and 2021 the Company collectively incurred $3.3 million, $3.3 million, and $8.5 million, respectively, in net interest expense for the Cap and Swap contracts. Interest expense was reduced by $36.2 million and $7.2 million for the years ended December 31, 2023 and 2022, respectively, for payments received related to the Cap. There were no such interest payments received for the year ended December 31, 2021. Gains and losses resulting from fair value adjustments to the Cap are recorded within accumulated other comprehensive income within the Company’s consolidated balance sheet and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the derivative contracts are included in cash flows from operating activities on the consolidated statements of cash flows. Over the next 12 months, the Company expects any gains or losses for cash flow hedges amortized from accumulated other comprehensive income (loss) into earnings to have an immaterial impact on the Company’s consolidated financial statements.

The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Unrealized gain (loss), net of tax	$(17,598)	$58,668	$10,408
Tax benefit (expense)	$5,379	$(17,834)	$(3,316)

9. Stock-Based Compensation

In May 2023, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of December 31, 2023, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 Plan was 12,917,165. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also referred to as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at estimated fair value.
Restricted Stock Units
Each RSU represents the right to receive one share of common stock at a future date. Historically, RSUs granted to employees for service generally vested over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. Beginning with grants made in 2024, RSUs granted to employees for service will generally vest over three years, with 34% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The RSUs granted to non-employee consultants generally vest 50% on the first anniversary of the grant date, with the remaining 50% vesting quarterly thereafter through the second anniversary of the grant date. The Company’s RSUs are classified as equity awards because the RSUs will be settled in the Company’s common stock upon vesting. The fair value of RSUs is determined at the grant date based on the closing price of the Company’s common stock on the date of grant. The related compensation expense is recognized over the service period, or shorter periods based on the retirement eligibility of certain grantees, and is based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. RSUs do not carry voting rights until the RSUs are vested, but certain unvested RSUs are entitled to accrue dividends, and shares are issued upon settlement in accordance with the terms of the award.

RSU Summary
The following table summarizes the Company’s RSU activity:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2020	2,664	$18.96
Granted	913	$41.55
Forfeited	(115)	$29.49
Released	(912)	$21.12
Outstanding at December 31, 2021	2,550	$25.80
Granted	1,562	$40.21
Forfeited	(152)	$32.80
Released	(990)	$30.05
Outstanding at December 31, 2022	2,970	$31.60
Granted	1,184	$57.85
Forfeited	(76)	$46.02
Released	(1,283)	$36.02
Outstanding at December 31, 2023	2,795	$40.24
Vested and unreleased at December 31, 2023 (1)	713

(1)     These RSUs were granted to the Company’s board of directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.

As of December 31, 2023, the total unrecognized cost related to non-vested RSUs was approximately $42.6 million. This cost is expected to be recognized over a weighted-average period of 1.4 years. The Company recognized $57.5 million, $43.2 million and $26.0 million of stock-based compensation expense related to RSUs in the years ended December 31, 2023, 2022 and 2021, respectively.
Service-Based RSU Awards
The majority of the annual compensation the Company provides to non-employee members of its board of directors is paid in the form of RSUs. In addition, some members of the Company’s board of directors elect to receive their cash retainers, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 55,000, 57,000 and 39,000 service-based RSUs were granted to the Company’s non-employee directors as a result of these payments and elections during the years ended December 31, 2023, 2022 and 2021, respectively, with an estimated grant date fair value of $2.9 million, $2.2 million and $1.6 million, respectively.
During the years ended December 31, 2023, 2022 and 2021, the Company granted approximately 746,000, 1,082,000 and 531,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $43.0 million, $44.2 million and $22.0 million, respectively.
During the years ended December 31, 2023, 2022 and 2021, the Company granted approximately 1,000, 7,000 and 2,000 service-based RSUs, respectively, to non-employee consultants, with an estimated grant date fair value of $0.1 million, $0.3 million and $0.1 million, respectively.
Performance-Based RSU Awards
In March 2023, 2022 and 2021, the Company awarded approximately 193,000, 248,000 and 228,000 performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $11.9 million, $9.7 million and $9.5 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals for the respective fiscal year in which the Bonus RSUs were granted. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2023 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the 2023 Bonus RSUs will vest, subject to continued employment, in March 2024. Substantially all of the Bonus RSUs awarded in 2022 and 2021 vested in March 2023 and March 2022, respectively, upon the determination of the level of achievement of the respective performance goals.
Additionally, during 2023, 2022 and 2021, the Company awarded approximately 134,000, 167,000 and 110,000 performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs for the 2023, 2022 and 2021 grants was $8.2 million, $6.5 million and $4.6 million, respectively. Vesting of the Executive RSUs is and was dependent upon the Company’s achievement of defined performance goals over a two-year period (the year of grant and the following year). The vesting of Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals.
If the Company achieves the performance goals for the Executive RSUs at the end of the two-year performance period, 50% of the number of Executive RSUs earned based on performance will then vest on the second anniversary of the grant date, and the remaining 50% will then vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date. In March 2023, the Company awarded approximately 55,000 additional shares related to performance-based RSUs granted to the Company’s executives for over-achievement of performance targets for the Executive RSUs with a performance period that ended December 31, 2022. In March 2022, the Company cancelled approximately 50,000 shares related to performance-based RSUs granted to the Company’s executives in 2020 for under-achievement of performance targets for the performance period that ended December 31, 2021. In March 2021, the Company awarded approximately 3,000 additional shares related to performance-based RSUs granted to the Company’s executives in 2019 for over-achievement of performance targets for the performance period that ended December 31, 2020.
Stock Option Awards
The Company last granted stock options in 2019. The stock option awards granted to employees generally (i) have a term of ten years, (ii) vest over four years with 25% vesting after the first year of service and the remainder vesting ratably on a quarterly basis thereafter, (iii) are contingent upon employment on the vesting date, and (iv) have an exercise price equal to the fair market value of the underlying shares at the date of grant. The fair value of stock options was determined at the grant date using the Black-Scholes-Merton option pricing model.

The following table summarizes the Company’s stock option award activity:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2020	2,554	$9.10	3.94	$77,182
Cancelled or expired	(3)	10.67
Exercised	(857)	8.51		$31,544
Forfeited	(13)	16.07
Options outstanding at December 31, 2021	1,681	$9.35	3.28	$53,698
Cancelled or expired	(1)	8.28
Exercised	(494)	7.83		$18,992
Forfeited	(1)	18.35
Options outstanding at December 31, 2022	1,185	$9.97	2.64	$49,094
Cancelled or expired	(4)	10.25
Exercised	(505)	7.84		$26,928
Options outstanding and exercisable at December 31, 2023	676	$11.55	2.39	$20,036

The total fair value of the shares underlying stock options that vested during the years ended December 31, 2022 and 2021 was $0.6 million and $2.3 million, respectively. The total fair value of the shares underlying stock options that vested during the year ended December 31, 2023 was immaterial.
10. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.

Dividends

Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, such dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In each of December 2022, May 2023, September 2023 and December 2023, the Company’s Board of Directors approved a dividend of $0.13 per share of common stock. The dividends, which were paid on March 30, June 30, September 29 and December 29, 2023 to stockholders of record as of March 15, June 15, September 15 and December 15, 2023, respectively, resulted in total payments of $64.8 million during 2023. The Company’s liability related to dividends on common stock was $1.3 million and $16.6 million as of December 31, 2023 and 2022, respectively.

Share Repurchase Program

Since February 2021, the Company’s Board of Directors has authorized the repurchase of up to $1,000.0 million of the Company’s common stock through December 31, 2025. This time frame can be extended or shortened by the Board of Directors. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The Company records share repurchases at cost, which includes broker commissions and related excise taxes. All shares are immediately retired upon repurchase in accordance with the board-approved policy. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings/accumulated deficit. The portion to be allocated to additional paid-in capital is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of the date of retirement.
The Company repurchased and subsequently retired 4.8 million, 6.8 million and 4.3 million shares of its common stock during the years ended December 31, 2023, 2022 and 2021, respectively, for a total purchase price of $244.6 million, $257.0 million and $163.4 million, respectively, exclusive of $1.4 million of excise taxes incurred in the year ended December 31, 2023, with no such taxes incurred in the years ended December 31, 2022 and 2021, respectively. In addition, in December 2023, the Company purchased 26,000 shares for $1.0 million, which were settled and retired in January 2024. As such, these shares are recorded as treasury stock as of December 31, 2023. As of December 31, 2023, $334.0 million remained available and authorized for repurchase under this program.

11. Revenue

The following table summarizes the Company’s services revenue:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Commercial services:
Voice and data	$219,242	$193,112	$175,584
IoT data	141,036	125,015	110,919
Broadband	57,878	51,143	42,990
Hosted payload and other data	60,298	59,451	58,611
Total commercial services	478,454	428,721	388,104
Government services	106,000	106,000	103,887
Total services	$584,454	$534,721	$491,991

The following table summarizes the Company’s engineering and support services revenue:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Commercial	$11,050	$7,833	$4,613
Government	90,083	43,766	25,825
Total	$101,133	$51,599	$30,438

The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond a year is immaterial to the financial statements. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $31.4 million, $26.3 million and $43.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	Year Ended December 31,
	2023	2022
	(In thousands)
Contract Assets:
Commissions	$1,114	$1,258
Other contract costs	$1,970	$2,255

12. Income Taxes

The following table presents U.S. and foreign components of income (loss) before income taxes:

	Year Ended December 31,
	2023	2022	2021
		(In thousands)
U.S. income (loss)	$(10,596)	$10,179	$(31,352)
Foreign income	5,849	331	2,464
Total income (loss) before income taxes	$(4,747)	$10,510	$(28,888)

The following table summarizes the components of the Company’s income tax provision:

	Year Ended December 31,
	2023	2022	2021
		(In thousands)
Current taxes:
Federal tax benefit	$—	$—	$(537)
State tax expense	1,032	272	42
Foreign tax expense	4,545	1,209	2,240
Total current tax (benefit) expense	5,577	1,481	1,745
Deferred taxes:
Federal tax benefit	(31,311)	(3,354)	(14,109)
State tax expense (benefit)	(226)	1,794	(6,686)
Foreign tax expense (benefit)	(291)	371	(519)
Total deferred tax benefit	(31,828)	(1,189)	(21,314)
Total income tax expense (benefit)	$(26,251)	$292	$(19,569)

The following table presents a reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision. Any amounts that do not have a meaningful impact on this reconciliation are not separately disclosed.

	Year Ended December 31,
	2023	2022	2021
		(In thousands)
Expected tax expense (benefit) at U.S. federal statutory tax rate	$(997)	$1,893	$(6,067)
State taxes, net of federal benefit	927	1,260	(9,094)
State tax valuation allowance	(338)	748	711
Deferred impact of state tax law changes and elections	—	—	1,200
Equity-based compensation	(10,234)	(6,184)	(9,597)
Limitation on executive compensation deduction	4,011	2,905	3,140
Other nondeductible items	114	33	65
Tax credits	(21,817)	(949)	(1,278)
Foreign taxes	3,570	386	1,100
Other adjustments	(1,487)	200	251
Total income tax expense (benefit)	$(26,251)	$292	$(19,569)

The following table presents the components of deferred tax assets and liabilities:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets
Long-term contracts	$51,226	$52,553
Federal, state and foreign net operating losses, other carryforwards and tax credits	351,094	374,767
Other	26,676	24,553
Total deferred tax assets	428,996	451,873
Valuation allowance	(33,420)	(34,643)
Net deferred tax assets	395,576	417,230
Deferred tax liabilities
Fixed assets, intangibles and research and development expenditures	(425,980)	(490,384)
Investment in joint venture	(63,108)	(48,754)
Other	(19,336)	(27,976)
Total deferred tax liabilities	(508,424)	(567,114)
Net deferred income tax liabilities	$(112,848)	$(149,884)

Pursuant to ASC 740, the Company nets deferred tax assets and liabilities within the same jurisdiction. As of December 31, 2023, the Company had a net deferred tax asset of $1.8 million that is included in other assets on the balance sheet and a net deferred tax liability of $114.6 million.

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

The Company had deferred tax assets related to cumulative U.S. federal net operating loss carryforwards and interest expense carryforwards of approximately $257.4 million and $296.4 million as of December 31, 2023 and 2022, respectively. The 2017 U.S. federal net operating loss carryforward, if not utilized, will expire in 2037. The Company believes that the 2017 U.S. federal net operating losses will be utilized before the expiration date and, as such, no valuation allowance has been established for this deferred tax asset. U.S. federal net operating loss carryforwards for 2018 and thereafter and interest expense carryforwards do not expire. The Company had deferred tax assets related to the state net operating loss carryforwards of approximately $59.2 million and $60.0 million as of December 31, 2023 and 2022, respectively, some of which expire as early as 2025. The Company does not expect to fully utilize all of its state net operating losses within the respective carryforward periods and as such reflects a partial valuation allowance of $33.0 million and $33.3 million as of December 31, 2023 and 2022, respectively, against these deferred tax assets on its consolidated balance sheets. The Company had deferred tax assets related to the foreign net operating loss carryforwards of approximately $0.5 million and $0.7 million, as of December 31, 2023 and 2022, respectively, that do not expire. The Company does not expect to fully utilize all of its foreign net operating losses within the carryforward periods. As such, the Company had recorded a partial valuation allowance of $0.2 million and $0.4 million as of December 31, 2023 and 2022, respectively, against these deferred tax assets on its consolidated balance sheets. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

The Company had approximately $32.3 million and $12.1 million of deferred tax assets related to research and development tax credits as of December 31, 2023 and 2022, respectively, that expire in various amounts from 2029 through 2043. As of December 31, 2023, the Company established a reserve of approximately $2.4 million on its estimate of R&D credits. The Company had approximately $8.7 million and $5.2 million of deferred tax assets related to foreign tax credits as of December 31, 2023 and 2022, respectively, that expire in various amounts through 2033. Previously, the Company did not expect to utilize all of its foreign tax credits, resulting in the Company recording a partial valuation allowance of $0.5 million as of December 31, 2022. There is no valuation allowance on foreign tax credits as of December 31, 2023.

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

The Company had unrecognized tax benefits of approximately $2.4 million as of December 31, 2023 primarily due to additional U.S. tax credits from prior periods. There were no unrecognized tax benefits as of December 31, 2022. Any changes in the next twelve months are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2023 and 2022, there were no interest and penalties on unrecognized tax benefits. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	Year Ended December 31,
	2023	2022
	(In thousands)
Balance at January 1,	$—	$—
Change attributable to tax positions taken in a prior period	2,162	—
Change attributable to tax positions taken in the current period	236	—
Balance at December 31,	$2,398	$—

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2011 to 2022 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2017 to 2022 remain subject to examination by tax authorities.

13. Net Income (Loss) Per Share

The Company calculates basic net income (loss) per common share by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In periods of net income, diluted net income per share takes into account the effect of potentially dilutive common shares when the effect is dilutive. Potentially dilutive common shares include (i) shares of common stock issuable upon exercise of outstanding stock options and (ii) shares underlying RSUs that are contingently issuable upon achievement of certain service and performance requirements. The effect of potentially dilutive common shares is computed using the treasury stock method.

The following table summarizes the computations of basic and diluted net loss per common share:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders - basic and diluted	$15,415	$8,722	$(9,319)

Denominator:
Weighted average common shares - basic	125,598	128,255	133,530
Weighted average common shares - diluted	127,215	130,134	133,530

Net income (loss) attributable to common stockholders per share - basic and diluted	$0.12	$0.07	$(0.07)

For the year ended December 31, 2022, 0.2 million unvested service-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.2 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied. There were no such shares for the year ended December 31, 2023.
Due to the Company’s net loss position for the year ended December 31, 2021 all potential common stock equivalents were anti-dilutive and therefore excluded from the calculation of diluted net loss per share.
The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Performance-based RSUs	—	210	183
Service-based RSUs	—	—	536
Stock options	—	—	1,189

14. Related Party Transactions

Aireon LLC and Aireon Holdings LLC

The Company’s satellite constellation hosts the Aireon® system. The Aireon system was developed by Aireon LLC, which the Company formed in 2011 and which received subsequent investments from several air navigation service providers (“ANSPs”) to provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers on the Company’s satellites. Aireon has contracted to offer this service to ANSPs, which use the service to provide improved air traffic control services over the oceans, as well as polar and remote regions. Aireon also markets its data and services to airlines and other commercial users. The Company and the other Aireon investors hold their interests in Aireon Holdings LLC (“Aireon Holdings”) through an amended and restated LLC agreement (the “Aireon Holdings LLC Agreement”). Aireon Holdings holds 100% of the membership interests in Aireon, which is the operating entity.

In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximate 6% preferred membership interest. The Company’s investment in Aireon Holdings is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon Holdings was $44.6 million and $48.8 million as of December 31, 2023 and 2022, respectively. The investments by the Company prior to June 2022 had previously been written down to a carrying value of zero.

At each of December 31, 2023 and 2022, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.

Under the agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $94.5 million had been paid as of December 31, 2023. These fees are recognized over the estimated useful lives of the satellites, which is expected to result in revenue of approximately $9.3 million, following the change in estimate of the useful lives of the satellites that occurred in the fourth quarter of 2023. The Company recognized $14.4 million of hosting fee revenue under the Hosting Agreement for the year ended December 31, 2023 and $16.1 million of hosting fee revenue for the years ended December 31, 2022 and 2021. There were no receivables due under the Hosting Agreement as of December 31, 2023 and 2022.

Additionally, Aireon pays power and data services fees of approximately $23.5 million per year, in the aggregate for the delivery of the air traffic surveillance data over the Iridium system. The Company recorded $23.5 million of power and data service fee revenue from Aireon for each of the years ended December 31, 2023, 2022 and 2021.

During the year ended December 31, 2023, the Company recorded other income of $3.5 million related to a contractual settlement with Aireon. This is a one-time payment that is not expected to recur.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.2 million at each of December 31, 2023 and 2022.

The Company and the other Aireon investors have agreed to participate pro rata, based on their respective fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum commitment under the investor bridge loan is $11.9 million. No bridge loan amounts were outstanding as of December 31, 2023 or 2022.

Satelles

In the first quarter of 2023, the Company entered into a stock purchase agreement with Satelles, Inc. (“Satelles”) and invested $10.0 million, in addition to its previous equity investment in Satelles. The Company’s fully diluted ownership stake in Satelles was approximately 19.5% as of December 31, 2023, and the investment in Satelles is now accounted for as an equity method investment. The carrying value of the Company’s investment in Satelles was approximately $21.8 million as of December 31, 2023.

15. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company operates in one business segment, providing global satellite communications services and products.

The Company derived approximately 25%, 21% and 21% of its total revenue in the years ended December 31, 2023, 2022 and 2021, respectively, from prime contracts or subcontracts with agencies of the U.S. government. For the years ended December 31, 2023, 2022 and 2021, no single commercial customer accounted for more than 10% of the Company’s total revenue.

Approximately 46% and 25% of the Company’s accounts receivable balance at December 31, 2023 and 2022, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government. As of December 31, 2023 and 2022, no single commercial customer accounted for more than 10% of the Company’s total accounts receivable balance.

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
The following table summarizes net property and equipment by geographic area:

	December 31,
	2023	2022
	(In thousands)
United States	$412,002	$461,820
Satellites in orbit	1,782,000	1,968,999
All others	1,756	2,486
Total	$2,195,758	$2,433,305

The following table summarizes revenue by geographic area:

	Year Ended December 31,
	2023	2022	2021
		(In thousands)
United States	$431,476	$374,687	$330,948
Other countries (1)	359,247	346,347	283,552
Total	$790,723	$721,034	$614,500

(1)No single country in this group represented more than 10% of revenue.

Revenue is attributed to geographic area based on the billing address of the distributor. Service location and the billing address are often not the same. The Company’s distributors sell services directly or indirectly to end users, who may be located or use the Company’s products and services elsewhere. The Company does not know the geographical distribution of end users because it does not contract directly with them.

The Company is exposed to foreign currency exchange fluctuations from sales made and costs incurred in foreign currencies.

16. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ eligible compensation each pay period. The Company’s matching contributions to the Plan were $4.3 million, $3.5 million and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

17. Subsequent Event

On February 2, 2024, the Company’s Board of Directors approved a dividend of $0.13 per share payable on March 29, 2024, to stockholders of record as of March 15, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer, and our chief financial officer, who is our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. In evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, our management has determined that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has audited our 2023 financial statements. KPMG LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. KPMG LLP has issued an unqualified report on our 2023 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Iridium Communications Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Iridium Communications Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated February 15, 2024 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 15, 2024

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G (3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2024 Proxy Statement entitled “Board of Directors and Committees,” “Election of Directors,” “Management” and “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2024 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2024 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2024 Proxy Statement entitled “Transactions with Related Parties” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2024 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

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

10.1#
Amendment and Restatement Agreement, dated September 20, 2023, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, Various Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2023.

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

10.9	Form of Registration Rights Agreement, incorporated by reference to Annex D of the Registrant’s Proxy Statement filed with the SEC on August 28, 2009.
10.10
Amendment No. 1 to Registration Rights Agreement, dated as of March 29, 2011, by and among Iridium Communications Inc. and the parties listed on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2011.

10.11*
Amended and Restated Employment Agreement, dated as of March 30, 2011, by and between the Registrant and Matthew J. Desch, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2011.

10.12*
Employment Agreement, dated as of March 31, 2010, by and between the Registrant and Thomas J. Fitzpatrick, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2010.

10.13*
Amendment to Employment Agreement by and between the Registrant and Thomas J. Fitzpatrick, dated as of December 31, 2010, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2011.

10.14*
Executive Employment Agreement between the Registrant and Suzanne E. McBride, dated as of February 11, 2019, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 23, 2019.

10.15*
Employment Agreement between the Registrant and Bryan J. Hartin, dated as of December 10, 2012, incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 4, 2014.

10.16*
Employment Agreement between the Registrant and Scott T. Scheimreif, dated as of December 11, 2012, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2020.

10.17
Form of Indemnity Agreement between the Registrant and each of its directors and officers, incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1/A filed with the SEC on February 4, 2008.

10.18*
Amended and Restated Performance Share Program established under the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 19, 2022.

10.19*
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 20, 2023.

10.20*	Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the SEC on April 10, 2012.
10.21*
Forms of Stock Option Grant Notice and Stock Option Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.22*
Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.23*	Non-Employee Director Compensation Plan dated December 13, 2023.
10.24*	Iridium Communications Inc. 2023 Performance Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 20, 2023.
10.25*
Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 5, 2023.

Exhibit No.	Document
10.26*
Forms of Option Grant Notice and Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.27*	Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan.
10.28*
Forms of Non-Employee Director Option Grant Notice and Non-Employee Director Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.29*
Forms of Non-Employee Director Restricted Stock Unit Award Grant Notice and Non-Employee Director Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.30*
UK Sub-Plan of the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 11, 2021.

10.31*
Forms of UK Option Grant Notice and UK Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.32*
Forms of UK Restricted Stock Unit Award Grant Notice and UK Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.42 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 11, 2021.

10.33*
Forms of UK Non-Employee Director Option Grant Notice and UK Non-Employee Director Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.34*
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

21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
97.1	Iridium Communications Inc. Incentive Compensation Recoupment Policy.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

IRIDIUM COMMUNICATIONS INC.

Date: February 15, 2024	By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Matthew J. Desch	Chief Executive Officer and Director	February 15, 2024
Matthew J. Desch	(Principal Executive Officer)

/s/ Thomas J. Fitzpatrick	Chief Financial Officer, Chief Administrative Officer and Director	February 15, 2024
Thomas J. Fitzpatrick	(Principal Financial Officer)

/s/ Timothy P. Kapalka	Chief Accounting Officer, Iridium Satellite LLC	February 15, 2024
Timothy P. Kapalka	(Principal Accounting Officer)

/s/ Robert H. Niehaus	Director and Chairman of the Board	February 15, 2024
Robert H. Niehaus

/s/ Thomas C. Canfield	Director	February 15, 2024
Thomas C. Canfield

/s/ L. Anthony Frazier	Director	February 15, 2024
L. Anthony Frazier

/s/ Jane L. Harman	Director	February 15, 2024
Jane L. Harman

/s/ Alvin B. Krongard	Director	February 15, 2024
Alvin B. Krongard

/s/ Suzanne E. McBride	Chief Operations Officer and Director	February 15, 2024
Suzanne E. McBride

/s/ Eric T. Olson	Director	February 15, 2024
Eric T. Olson

/s/ Kay N. Sears	Director	February 15, 2024
Kay N. Sears

/s/ Jacqueline E. Yeaney	Director	February 15, 2024
Jacqueline E. Yeaney