Form 10-Q
period 2024-03-31
Iridium Communications Inc.
filed 2024-04-18
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 11, 2024 was 121,428,519.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$174,025	$71,870
Accounts receivable, net	93,025	91,715
Inventory	92,538	91,135
Prepaid expenses and other current assets	17,204	16,364
Total current assets	376,792	271,084
Property and equipment, net	2,158,250	2,195,758
Equity method investments	65,556	67,130
Other assets	94,383	86,708
Intangible assets, net	40,977	41,095
Total assets	$2,735,958	$2,661,775
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$16,250	$15,000
Accounts payable	22,554	28,671
Accrued expenses and other current liabilities	42,928	54,826
Deferred revenue	31,269	33,057
Total current liabilities	113,001	131,554
Long-term secured debt, net	1,587,507	1,467,490
Deferred income tax liabilities, net	123,767	114,642
Deferred revenue, net of current portion	42,434	43,965
Other long-term liabilities	15,564	16,025
Total liabilities	1,882,273	1,773,676
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 121,643 and 122,776 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	122	123
Additional paid-in capital	1,069,638	1,089,466
Accumulated deficit	(256,319)	(235,397)
Accumulated other comprehensive income, net of tax	40,244	33,907
Total stockholders’ equity	853,685	888,099
Total liabilities and stockholders’ equity	$2,735,958	$2,661,775

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Services	$148,577	$139,349
Subscriber equipment	24,868	41,676
Engineering and support services	30,408	24,248
Total revenue	203,853	205,273

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	46,449	36,605
Cost of subscriber equipment	13,880	27,139
Research and development	7,198	3,878
Selling, general and administrative	36,811	38,684
Depreciation and amortization	49,744	75,819
Total operating expenses	154,082	182,125
Operating income	49,771	23,148
Other income (expense), net:
Interest expense, net	(20,663)	(17,890)
Other income, net	43	219
Total other expense, net	(20,620)	(17,671)
Income before income taxes and loss on equity method investments	29,151	5,477
Income tax benefit (expense)	(7,931)	5,453
Loss on equity method investments	(1,567)	(1,155)
Net income	$19,653	$9,775
Weighted average shares outstanding - basic	123,151	127,058
Weighted average shares outstanding - diluted	123,993	128,738
Net income per share - basic and diluted	$0.16	$0.08
Comprehensive income:
Net income	$19,653	$9,775
Foreign currency translation adjustments	(396)	91
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 6)	6,733	(9,656)
Comprehensive income	$25,990	$210

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2024						Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	122,776	$123	$1,089,466	$(235,397)	$33,907	$888,099	125,902	$126	$1,124,610	$(47,744)	$51,563	$1,128,555
Stock-based compensation	—	—	15,026	—	—	15,026	—	—	14,446	—	—	14,446
Stock options exercised and awards vested	850	1	2,077	—	—	2,078	1,024	1	2,743	—	—	2,744
Stock withheld to cover employee taxes	(134)	—	(3,986)	—	—	(3,986)	(114)	—	(7,029)	—	—	(7,029)
Repurchases and retirements of common stock	(1,849)	(2)	(16,663)	(40,575)	—	(57,240)	(888)	(1)	(7,971)	(45,151)	—	(53,123)
Dividends	—	—	(16,282)	—	—	(16,282)	—		(213)	—	—	(213)
Cumulative translation adjustments	—	—	—	—	(396)	(396)	—		—	—	91	91
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	6,733	6,733	—		—	—	(9,656)	(9,656)
Net income	—	—	—	19,653	—	19,653	—		—	9,775	—	9,775
Balances at end of period	121,643	$122	$1,069,638	$(256,319)	$40,244	$853,685	125,924	$126	$1,126,586	$(83,120)	$41,998	$1,085,590

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$19,653	$9,775
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	6,785	(5,937)
Depreciation and amortization	49,744	75,819
Stock-based compensation (net of amounts capitalized)	14,000	12,766
Amortization of deferred financing fees	595	1,045
Loss on equity method investments	1,567	1,155
All other items, net	143	118
Changes in operating assets and liabilities:
Accounts receivable	(1,425)	(18,359)
Inventory	(1,383)	2,630
Prepaid expenses and other current assets	(973)	1,211
Other assets	1,336	1,047
Accounts payable	(4,184)	1,170
Accrued expenses and other current liabilities	(10,669)	(8,532)
Deferred revenue	(3,164)	(3,992)
Other long-term liabilities	(599)	(974)
Net cash provided by operating activities	71,426	68,942

Cash flows from investing activities:
Capital expenditures	(14,564)	(22,905)
Investment in related party	—	(10,000)
Net cash used in investing activities	(14,564)	(32,905)

Cash flows from financing activities:
Borrowings under the Term Loan	124,844	—
Payments on the Term Loan	(4,063)	(4,125)
Repurchases of common stock	(57,240)	(53,123)
Payment of deferred financing fees	(54)	—
Proceeds from exercise of stock options	2,078	2,744
Tax payment upon settlement of stock awards	(3,986)	(7,029)
Payment of common stock dividends	(16,055)	(16,428)
Net cash provided by (used in) financing activities	45,524	(77,961)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(231)	(254)
Net increase (decrease) in cash and cash equivalents, and restricted cash	102,155	(42,178)
Cash, cash equivalents, and restricted cash, beginning of period	71,870	168,770
Cash, cash equivalents, and restricted cash, end of period	$174,025	$126,592

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$20,876	$18,774
Income taxes paid, net	$1,350	$903

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$3,277	$6,403
Dividends accrued on common stock	$1,556	$401
Capitalized stock-based compensation	$1,026	$1,680

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
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023, as filed with the SEC on February 15, 2024.
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
The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of March 31, 2024 and December 31, 2023: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. The Company did not hold any Level 3 assets as of March 31, 2024 or December 31, 2023.
Leases
For new leases, the Company will determine if an arrangement is or contains a lease at inception. Leases are included as (1) right-of-use (“ROU”) assets within other assets and (2) ROU liabilities within accrued expenses and other liabilities and are included within other long-term liabilities on the Company’s condensed consolidated balance sheets.
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
The following table summarizes the Company’s inventory balances:

	March 31, 2024	December 31, 2023
	(In thousands)
Finished goods	$47,952	$48,698
Raw materials	45,410	43,599
Inventory valuation reserve	(824)	(1,162)
Total	$92,538	$91,135
Property and Equipment
The Company assesses its long-lived assets for impairment when indicators of impairment are present. During the fourth quarter of 2023, the Company updated its estimate of the satellites’ remaining useful lives based on the health of the constellation and related engineering data. As a result, the estimated useful lives of the satellites were extended by five years, from 12.5 years to 17.5 years. This change will result in lower depreciation expense and hosted payload revenue for each of the first three quarters of 2024, compared to the corresponding quarter of the prior year.
Derivative Financial Instruments
The Company uses derivatives to manage its exposure to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the condensed consolidated balance sheets within other assets and other current liabilities. When the Company’s derivatives are designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income within the Company’s condensed consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of a derivative’s change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings. Within the condensed consolidated statements of operations and comprehensive income, the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item used for any gains or losses associated with the hedged items. Cash flows from hedging activities are included in operating activities within the Company’s condensed consolidated statements of cash flows, which is the same category as the item being hedged. See Note 6 for further information.
3. Cash and Cash Equivalents
Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents:

	March 31, 2024	December 31, 2023	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$11,513	$32,526
Money market funds	162,512	39,344	Level 2
Total cash and cash equivalents	$174,025	$71,870

4. Leases
Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the estimated useful lives of the satellites, currently estimated to be approximately 17.5 years from their respective in-service dates. Lease income related to these agreements was $3.1 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively. The decrease for the quarter ended March 31, 2024 as compared to March 31, 2023 was solely the result of the change in estimated useful life of the satellites, which was made in the fourth quarter of 2023. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
Aireon has made payments to the Company pursuant to its hosting agreement, and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at March 31, 2024, exclusive of the $3.1 million recognized during the three months ended March 31, 2024, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2024	$9,293
2025	12,391
2026	12,391
2027	12,391
2028	12,391
Thereafter	82,106
Total lease income	$140,963
5. Debt
Term Loan and Revolving Facility
Pursuant to a credit agreement (as amended to date, the “Credit Agreement”), the Company previously entered into a term loan totaling $1,500.0 million (as so amended and restated, the “Term Loan”) and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The Term Loan has been repriced on multiple occasions. The Term Loan was issued at a price equal to 99.75% of its face value and bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.5%, with a 0.75% SOFR floor. The Company typically selects a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. The Revolving Facility bears interest at the same rate (but without a SOFR floor) if and as drawn, with no original issue discount, and a commitment fee of 0.5% per year on the undrawn amount, which was reduced to 0.375% in the first quarter of 2024 because the Company had a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1. The maturity date of the Term Loan is in September 2030. The Revolving Facility has a maturity date in September 2028.
On March 25, 2024, the Company closed on an additional $125.0 million under its Term Loan. On April 1, 2024, the Company used these proceeds, together with cash on hand, to complete the acquisition of Satelles, Inc. (see Note 13). The additional amount borrowed is fungible with the original $1,500.0 million, and has the same maturity date, interest rate and other terms, but was issued at a price equal to 99.875% of its face value. The Company paid $0.2 million of original issuance costs related to the expansion of the Term Loan, which, was deferred and will be amortized over the remaining term of the loan.
Principal payments, payable quarterly, are equal to approximately $16.3 million per annum (one percent of the full principal amount of the Term Loan following the March 2024 increase), with the remaining principal due upon maturity. The Company had not borrowed under the Revolving Facility as of March 31, 2024.
As of March 31, 2024 and December 31, 2023, the Company reported an aggregate of $1,620.9 million and $1,500.0 million in borrowings under the Term Loan, respectively. These amounts do not include $17.1 million and $17.5 million of net unamortized deferred financing costs as of March 31, 2024 and December 31, 2023, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023 amounted to $1,603.8 million and $1,482.5 million, respectively. As of March 31, 2024 and December 31, 2023, based upon recent trading prices (Level 2 - market approach), the fair value of the Company’s borrowings under the Term Loan was $1,622.0 million and $1,506.6 million, respectively.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement) in the event the Company’s net leverage ratio rises above 3.5 to 1. As of December 31, 2023, the Company was below the specified leverage ratio, and a mandatory prepayment sweep was therefore not required. The Credit Agreement permits repayment, prepayment, and repricing transactions.
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of March 31, 2024.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The Company incurred third-party financing costs of $1.6 million in connection with the expansion of the Term Loan in March 2024, materially all of which was expensed. The amounts expensed are included within interest expense on the condensed consolidated statement of operations and comprehensive income. The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Total interest incurred	$23,185	$21,336
Amortization of deferred financing fees	$623	$1,111
Capitalized interest	$1,058	$1,330
As of March 31, 2024 and December 31, 2023, accrued interest on the Term Loan was $1.1 million and $1.0 million, respectively.
6. Derivative Financial Instruments
The Company is exposed to interest rate fluctuations related to the Term Loan. The Company has reduced its exposure to fluctuations in the cash flows associated with changes in the variable interest rate by entering into offsetting positions through the use of interest rate hedges. This will reduce the negative impact of increases in the variable rate over the term of the derivative contracts. These contracts are not used for trading or other speculative purposes. Historically, the Company has not incurred, and does not expect to incur in the future, any losses as a result of counterparty default.
Interest Rate Cap
In July 2021, the Company entered into an interest rate cap contract (the “Cap”), which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. In December 2022, the Company modified the Cap to replace the LIBOR base rate with SOFR, consistent with a prior amendment to the Term Loan. With the change from LIBOR to SOFR, the Company received a credit risk adjustment of 0.064%. The modified Cap now provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. Prior to the modification the Company received payment under the terms of the Cap if one-month LIBOR exceeded 1.5%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of March 31, 2024 and December 31, 2023.
The Cap, which was not affected by the expansion of the Term Loan in March 2024, is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. The Company designated the Cap as a cash flow hedge of the variability of the SOFR-based interest payments on the Term Loan. The effective portion of the Cap’s change in fair value is recorded in accumulated other comprehensive income. Any ineffective portion of the Cap’s change in fair value will be recorded in current earnings as interest expense.
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

Fair Value of Derivative Instruments
As of March 31, 2024 and December 31, 2023, the Company had an asset balance of $74.8 million and $66.5 million, respectively, for the fair value of the Cap and a liability balance of $7.7 million and $8.4 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets on the condensed consolidated balance sheet.
During each of the three months ended March 31, 2024 and March 31, 2023, the Company collectively incurred $0.8 million in interest expense for the Cap premium. Interest expense was reduced by $9.9 million and $7.7 million for the three months ended March 31, 2024 and 2023, respectively, for payments received related to the Cap.
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
The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Unrealized gain (loss), net of tax	$6,733	$(9,656)
Tax benefit (expense)	$(2,346)	$2,936
7. Stock-Based Compensation
In May 2023, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of March 31, 2024, the remaining aggregate number of shares available for future grants under the Amended 2015 Plan was 9,421,592. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
Restricted Stock Units
Beginning in 2024, the RSUs granted to employees for service vest over three years, with 34% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. RSUs granted prior to March 2024 generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued employment. The RSUs granted to non-employee members of the Board of Directors generally vest in full on the first anniversary of the grant date. The RSUs granted to non-employee consultants generally vest 50% on the first anniversary of the grant date, with the remaining 50% vesting quarterly thereafter through the second anniversary of the grant date. The Company’s RSUs are classified as equity awards because the RSUs will be settled in the Company’s common stock upon vesting. The fair value of the RSUs is determined at the grant date based on the closing price of the Company’s common stock on the date of grant. The related compensation expense is recognized over the service period, or shorter periods based on the retirement eligibility of the grantees, and is based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. RSUs do not carry voting rights until they are vested, although certain unvested RSUs are entitled to accrue dividends equivalent rights, and shares (including additional shares issuable upon satisfaction of any accrued dividend equivalent rights) are issued upon settlement in accordance with the terms of the award.

RSU Summary
The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2023	2,795	$40.24
Granted	1,959	30.35
Forfeited	(16)	49.49
Released	(643)	50.08
Outstanding at March 31, 2024	4,095	$33.92
Vested and unreleased at March 31, 2024 (1)	736

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2022	2,970	$31.60
Granted	989	59.47
Forfeited	(20)	38.59
Released	(656)	37.09
Outstanding at March 31, 2023	3,283	$38.85
Vested and unreleased at March 31, 2023 (1)	793
(1)     These RSUs were granted to the Company’s Board of Directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. Some members of the Company’s Board of Directors may elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 51,000 and 44,000 service-based RSUs were granted to the non-employee members of the Company’s Board of Directors as a result of these payments and elections during the three months ended March 31, 2024 and 2023, respectively, with an estimated grant date fair value of $2.0 million and $2.3 million, respectively.
During the three months ended March 31, 2024 and 2023, the Company granted approximately 1,086,000 and 563,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $32.3 million and $34.0 million, respectively.
Performance-Based RSUs
In March 2024 and 2023, the Company granted approximately 461,000 and 193,000 annual incentive, performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $13.7 million and $11.9 million, respectively. Vesting of the Bonus RSUs is dependent upon the Company’s achievement of defined performance goals over the respective fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2024 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s Board of Directors and, if such goals are achieved, the 2024 Bonus RSUs will vest, subject to continued employment, in March 2025. Substantially all of the 2023 Bonus RSUs vested in March 2024 upon the determination of the level of achievement of the performance goals.
Additionally, in March 2024 and 2023, the Company granted approximately 278,000 and 134,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs grants was $8.2 million in both 2024 and 2023. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of the March 2023 Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted, and the vesting of the

March 2024 Executive RSUs will ultimately range from 0% to 200% of the number of shares underlying the Executive RSUs granted, in each case based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date, which may be accelerated based on the retirement eligibility of the grantees. During March 2024 and 2023, the Company awarded approximately 83,000 and 55,000 additional shares, respectively, related to long-term, performance-based RSUs granted to the Company’s executives in 2022 and 2021, respectively, for over-achievement of performance targets for the performance periods ended December 31, 2023 and 2022, respectively.
Stock Option Awards
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
Option Summary
A summary of the activity of the Company’s stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2023	676	$11.55	2.39	$20,036
Cancelled or expired	(1)	18.45
Exercised	(207)	10.04		$3,639
Options outstanding and exercisable at March 31, 2024	468	$12.21	2.54	$6,540

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2022	1,185	$9.97	2.64	$49,094
Cancelled or expired	(3)	10.25
Exercised	(368)	7.46		$19,993
Options outstanding and exercisable at March 31, 2023	814	$11.10	2.90	$41,365

8. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have converted to common stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.
Dividends
Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In December 2022, the Company’s Board of Directors initiated a quarterly dividend. For the three months ended March 31, 2024 and 2023, the Company paid dividends of $0.13 per share of common stock, on March 28, 2024 and March 30, 2023, to stockholders of record as of March 15, 2024 and 2023. These dividends resulted in total payments of $16.1 million and $16.4 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s liability related to dividends on common shares underlying unvested RSUs was $1.6 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively. The Board of Directors plans to increase the quarterly dividend to $0.14 per share starting with the second quarter 2024 dividend.
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
During the three months ended March 31, 2024 and 2023, the Company repurchased and subsequently retired 1.8 million and 0.9 million shares of its common stock, respectively, for a total purchase price of $55.6 million and $53.1 million, respectively. During the three months ended March 31, 2024, the Company incurred $0.6 million of related taxes, which are not included in the total purchase price. The Company did not incur taxes on repurchases during the three months ended March 31, 2023. In addition, in March 2024, the Company purchased 40,000 shares for $1.0 million, which were settled and retired in April 2024. As such, these shares are recorded as treasury stock as of March 31, 2024. As of March 31, 2024, $277.4 million remained available and authorized for repurchase under this program.
9. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Commercial services revenue:
Voice and data	$54,977	$52,448
IoT data	39,455	31,950
Broadband	13,692	13,448
Hosted payload and other data	13,953	15,003
Total commercial services revenue	122,077	112,849
Government services revenue	26,500	26,500
Total services revenue	$148,577	$139,349

The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Commercial	$1,153	$5,686
Government	29,255	18,562
Total engineering and support services revenue	$30,408	$24,248
Approximately 43% and 46% of the Company’s accounts receivable balance at March 31, 2024 and December 31, 2023, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government.
The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $11.4 million and $14.3 million for the three months ended March 31, 2024 and 2023, respectively.
The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	March 31, 2024	December 31, 2023
	(In thousands)
Contract Assets:
Commissions	$964	$1,114
Other contract costs	$1,927	$1,970
10. Income Taxes
Income before income taxes and loss on equity method investments was $29.2 million for the three months ended March 31, 2024, while the income tax expense was $7.9 million. The effective tax rate was 27.2% for the three months ended March 31, 2024, which differed from the federal statutory rate of 21%, primarily due to the discrete tax expense associated with stock compensation and nondeductible executive compensation partially offset by the deduction for foreign derived intangible income.
Income before income taxes and loss on equity method investments was $5.5 million for the three months ended March 31, 2023, while the income tax benefit was $5.5 million. The effective tax rate was (99.6)%, which differed from the federal statutory rate of 21%, primarily due to the discrete tax benefit associated with stock compensation, partially offset by tax expense associated with nondeductible executive compensation.
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

The following table summarizes the computations of basic and diluted net income per share:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Numerator:
Net income - basic and diluted	$19,653	$9,775

Denominator:
Weighted average common shares — basic	123,151	127,058
Dilutive effect of stock options	337	698
Dilutive effect of RSUs	505	982
Weighted average common shares — diluted	123,993	128,738

Net income per share - basic and diluted	$0.16	$0.08
The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Service-based RSUs	—	102
12. Related Party Transactions
Aireon LLC and Aireon Holdings LLC
The Company’s satellite constellation hosts the Aireon® system. The Aireon system was developed by Aireon LLC, which the Company formed in 2011 and which received subsequent investments from several air navigation service providers (“ANSPs”) to provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers on the Company’s satellites. Aireon has contracted to offer this service to ANSPs, which use the service to provide improved air traffic control services over the oceans, as well as polar and remote regions. Aireon also markets its data and services to airlines and other commercial users. The Company and the other Aireon investors hold their interests in Aireon Holdings LLC (“Aireon Holdings”) through an amended and restated LLC agreement (“Aireon Holdings LLC Agreement”). Aireon Holdings holds 100% of the membership interests in Aireon, which is the operating entity.
In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximately 6% preferred membership interest. The Company’s investment in Aireon Holdings is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon was $43.6 million and $44.6 million as of March 31, 2024 and December 31, 2023, respectively. The investments by the Company prior to June 2022 had previously been written down to a carrying value of zero.
At each of March 31, 2024 and December 31, 2023, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.
Under the agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $94.5 million had been paid as of March 31, 2024. These fees are recognized over the estimated useful life of the satellites, which is expected to result in revenue of approximately $9.3 million per year, following the change in estimate of the useful lives of the satellites that occurred in the fourth quarter of 2023. The Company recognized $2.3 million and $4.0 million of hosting fee revenue under the Hosting Agreement for the three months ended March 31, 2024 and 2023, respectively.
Additionally, Aireon pays power and data services fees of approximately $23.5 million per year, in the aggregate for the delivery of air traffic surveillance data over the Iridium® system. The Company recorded $5.9 million of power and data service fee revenue from Aireon for each of the three months ended March 31, 2024 and 2023.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.2 million at each of March 31, 2024 and December 31, 2023.
The Company and the other Aireon investors have agreed to participate pro-rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $11.9 million. No bridge loan amounts were outstanding as of March 31, 2024 or December 31, 2023.
Satelles
In the first quarter of 2023, the Company entered into a stock purchase agreement with Satelles, Inc. (“Satelles”) and invested $10.0 million, in addition to its previous equity investment in Satelles. The Company’s fully diluted ownership stake in Satelles was approximately 19.5% at each of March 31, 2024 and December 31, 2023. The Company’s investment in Satelles was accounted for as an equity method investment and had a carrying value of approximately $21.2 million and $21.8 million as of March 31, 2024 and December 31, 2023, respectively.
On March 2, 2024, the Company entered into a merger agreement to acquire the remaining equity of Satelles, which was consummated on April 1, 2024 (see Note 13 below).
13. Subsequent Events
On April 1, 2024, the Company closed its acquisition of Satelles, Inc., a provider of satellite-based time and location services that complement and protect GPS and other GNSS systems. This acquisition supports Iridium’s long-term business objectives. Subject to the terms and conditions of the Merger Agreement, Satelles was merged with a subsidiary of the Company, with Satelles as the surviving entity, now a direct and indirect wholly owned subsidiary of the Company. The Company paid approximately $124.5 million in cash to the shareholders of Satelles to acquire the remaining 80.5% of the outstanding shares of Satelles that it did not previously own.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 15, 2024 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 15, 2024, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 105 service providers, 305 value-added resellers, or VARs, and 80 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services targeting specific lines of business.
At March 31, 2024, we had approximately 2,333,000 billable subscribers worldwide, an increase of 282,000, or 14%, from approximately 2,051,000 billable subscribers as of March 31, 2023. We have a diverse customer base, with end users in land mobile, Internet of Things, or IoT, maritime, aviation and government.

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
•reliance on a global supply chain, including single-source suppliers for the manufacture of most of our subscriber equipment and for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase component parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events, including a global pandemic; and
•reliance on a few significant customers, particularly agencies of the U.S. government, for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,				Change
	2024	% of Total Revenue	2023	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$148,577	73%	$139,349	68%	$9,228	7%
Subscriber equipment	24,868	12%	41,676	20%	(16,808)	(40)%
Engineering and support services	30,408	15%	24,248	12%	6,160	25%
Total revenue	203,853	100%	205,273	100%	(1,420)	(1)%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	46,449	23%	36,605	18%	9,844	27%
Cost of subscriber equipment	13,880	7%	27,139	13%	(13,259)	(49)%
Research and development	7,198	4%	3,878	2%	3,320	86%
Selling, general and administrative	36,811	18%	38,684	19%	(1,873)	(5)%
Depreciation and amortization	49,744	24%	75,819	37%	(26,075)	(34)%
Total operating expenses	154,082	76%	182,125	89%	(28,043)	(15)%
Operating income	49,771	24%	23,148	11%	26,623	115%

Other income (expense):
Interest expense, net	(20,663)	(10)%	(17,890)	(8)%	(2,773)	16%
Other income, net	43	—%	219	—%	(176)	(80)%
Total other expense, net	(20,620)	(10)%	(17,671)	(8)%	(2,949)	17%
Income before income taxes and loss on equity method investments	29,151	14%	5,477	3%	23,674	432%
Income tax benefit (expense)	(7,931)	(3)%	5,453	3%	(13,384)	(245)%
Loss on equity method investments	(1,567)	(1)%	(1,155)	(1)%	(412)	36%
Net income	$19,653	10%	$9,775	5%	$9,878	101%

Revenue
Commercial Service Revenue

	Three Months Ended March 31,
	2024			2023			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$55.0	405	$45	$52.4	395	$44	$2.6	10	$1
IoT data	39.4	1,766	7.57	32.0	1,501	7.22	7.4	265	0.35
Broadband (3)	13.7	16.6	274	13.4	15.5	294	0.3	1.1	(20)
Hosted payload and other data	14.0	N/A		15.0	N/A		(1.0)	N/A
Total commercial services	$122.1	2,188		$112.8	1,912		$9.3	276
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
For the three months ended March 31, 2024, total commercial services revenue increased $9.3 million, or 8%, from the prior year period primarily as a result of increases in IoT and voice and data service revenue. Commercial IoT revenue increased $7.4 million, or 23%, for the three months ended March 31, 2024, compared to the same period of the prior year, primarily driven an 18% increase in billable subscribers including strength in personal communication devices and a new contract with a large customer executed in the first quarter of 2024. Commercial voice and data revenue increased $2.6 million, or 5%, for the three months ended March 31, 2024, compared to the same period of the prior year, primarily due to an increase in billable subscribers and an increase in ARPU resulting from certain price increases in access fees. Commercial broadband revenue increased $0.3 million, or 2%, for the three months ended March 31, 2024, compared to the prior year period, due to an increase in broadband billable subscribers offset in part by decrease in ARPU reflecting the increased prevalence of Iridium’s service as a companion service. Hosted payload and other data service revenue decreased $1.0 million compared to the prior year period, primarily due to the change in the estimated useful lives of our satellites in the fourth quarter of 2023.
Government Service Revenue

	Three Months Ended March 31,
	2024		2023		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$26.5	145	$26.5	139	$—	6
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, Contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the three months ended March 31, 2024, revenue was unchanged from the prior year period, in accordance with the contract.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $16.8 million, or 40%, for the three months ended March 31, 2024, compared to the prior year period, primarily due to a decrease in volume of handset sales. As previously described, we expect 2024 equipment sales to be lower than in 2023 and more in line with periods prior to 2022, before we and our competitors began to experience supply chain disruptions due to the pandemic.
Engineering and Support Service Revenue

	Three Months Ended March 31,
	2024	2023	Change
	(In millions)
Commercial engineering and support services	$1.1	$5.7	$(4.6)
Government engineering and support services	29.3	18.5	10.8
Total engineering and support services	$30.4	$24.2	$6.2
Engineering and support service revenue increased by $6.2 million, or 25%, for the three months ended March 31, 2024, compared to the prior year period, primarily due to increased work under certain government contracts, predominantly the contract awarded by the Space Development Agency, or the SDA. Based on the SDA contract, we expect engineering and support service revenue, as well as associated expenses, to be generally higher than in years prior to 2023 throughout the life of the SDA contract.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $9.8 million, or 27%, for the three months ended March 31, 2024 from the prior year period, primarily as a result of the increase in work under certain government projects, including the SDA contract, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $13.3 million, or 49%, for the three months ended March 31, 2024, compared to the prior year period primarily due to the decrease in volume of handset sales, as described above. The percentage decrease in subscriber equipment costs was lower than the percentage decrease in subscriber equipment revenue primarily due to product mix.
Research and Development
Research and development expenses increased by $3.3 million, or 86%, for the three months ended March 31, 2024, compared to the prior year period based on increased spending on device-related features for our network, including our recently-announced Project Stardust, which is a multi-year project to develop standards-based Narrowband-Internet of Things (NB-IoT) and Non-Terrestrial Network (NB-NTN) messaging and SOS capabilities for smartphones, tablets, cars and related consumer applications.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses decreased by $1.9 million, or 5%, for the three months ended March 31, 2024, compared to the prior year period, primarily due to a decrease in stock appreciation rights expense in the current year resulting from changes in our stock valuation between the years and decreased spend related to our channel partner conference which was held in the first quarter of the prior year, offset in part by professional fees, including approximately $1.5 million in acquisition fees associated with Satelles.

Depreciation and Amortization
Depreciation and amortization expense decreased by $26.1 million, or 34%, for the quarter ended March 31, 2024, compared to the prior year period, which is in line with the expected decrease related to the change in the estimated useful lives of our satellites. During the fourth quarter of 2023, we updated our estimate of the satellites’ remaining useful lives based on the health of the constellation, resulting in an extension of the useful lives from 12.5 years to 17.5 years. As a result of this change in estimate, we expect depreciation expense to be approximately $83.3 million lower for the full year 2024 as compared to the full year 2023.
Interest Expense, Net
Interest expense, net increased $2.8 million, or 16%, for the three months ended March 31, 2024, compared to the prior year quarter primarily due to $1.6 million in fees expensed in connection with the additional Term Loan amounts borrowed in the first quarter of 2024, and an increase in the base rate of our Term Loan compared to the prior year period.
Income Tax Benefit (Expense)
For the three months ended March 31, 2024, our income tax expense was $7.9 million, compared to income tax benefit of $5.5 million for the prior year period. The increase in income tax expense is primarily related to the impact of stock compensation tax expense and nondeductible executive compensation plus the increase in pre-tax book income in 2024 compared to 2023.
Loss on Equity Method Investments
For the three months ended March 31, 2024, our loss on equity method investments was $1.6 million, compared to $1.2 million in the prior year period. The increase in loss reflects the increased portion of losses recorded on those investments.
Net Income
Net income was $19.7 million for the three months ended March 31, 2024, compared to net income of $9.8 million for the prior year period. The $9.9 million increase in net income was primarily the result of the decrease in depreciation expense, as noted above, offset in part by the decrease in income tax benefit and an increase in interest expense related to the fees paid for the increase to our Term Loan and the increased base rate.
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
As of March 31, 2024, our total cash and cash equivalents balance was $174.0 million, up from $71.9 million as of December 31, 2023, principally as a result of the additional borrowings under the Term Loan and internally generated cash flows from operations, offset in part by the $57.2 million in repurchases of our common stock, $14.6 million in capital expenditures and $16.1 million in dividends paid during the three months ended March 31, 2024.
Term Loan
On September 20, 2023, pursuant to an amended and restated credit agreement, or the Credit Agreement, we refinanced our previously existing Term Loan resulting in total borrowing of $1,500.0 million, and an accompanying $100.0 million revolving loan, or the Revolving Facility. The Term Loan now bears interest at an annual rate equal to the Secured Overnight Financing Rate, or SOFR, plus 2.5%, with a 0.75% SOFR floor. We typically select a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. The maturity date of the Term Loan is in September 2030.
On March 25, 2024, pursuant to an amendment to the Credit Agreement, we increased the amount of the Term Loan by an additional $125.0 million, to fund our acquisition of Satelles, Inc. which closed on April 1, 2024. The additional amount is fungible with the original $1,500.0 million, having the same maturity date, interest rate and other terms. Principal payments, payable quarterly, beginning with the quarter ending March 31, 2024, are equal to approximately $16.3 million per annum (one percent of the full principal amount of the Term Loan), with the remaining principal due upon maturity.
The Revolving Facility bears interest at the same rate (but without a SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, which was reduced to 0.375% in the first quarter of 2024 because we have a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1. The Revolving Facility has a maturity date in September 2028. We have not borrowed under the Revolving Facility as of March 31, 2024.

As of March 31, 2024 and December 31, 2023, we reported an aggregate of $1,620.9 million and $1,500.0 million in borrowings under the Term Loan, respectively. These amounts do not include $17.1 million and $17.5 million of net unamortized deferred financing costs as of March 31, 2024 and December 31, 2023, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of March 31, 2024 and December 31, 2023 amounted to $1,603.8 million and $1,482.5 million, respectively.
The Credit Agreement contains no financial maintenance covenants, with respect to the Term Loan. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of March 31, 2024.
The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions, subject, in the case of the Term Loan, to a 1% penalty in the event the Term Loan is prepaid or repriced within the first six months from the refinancing date. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement) in the event our net leverage ratio rises above 3.5 to 1. As of December 31, 2023, we were below the specified leverage ratio, and a mandatory prepayment sweep was therefore not required.
Contractual Obligations
As of March 31, 2024, we had non-cancelable purchase obligations of approximately $21.5 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during 2024, did not change materially from the end of 2023.
Our only material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2030, which is expected to be $1,519.4 million. We expect to refinance this amount at or prior to maturity.
Dividends
On December 8, 2022, our Board of Directors initiated a quarterly dividend. Total dividends paid during the three months ended March 31, 2024 were $16.1 million. While we expect to continue regular cash dividends, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2024	2023	Change
	(In thousands)
Cash provided by operating activities	$71,426	$68,942	$2,484
Cash used in investing activities	$(14,564)	$(32,905)	$18,341
Cash provided by (used in) financing activities	$45,524	$(77,961)	$123,485
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024 increased by $2.5 million from the prior year period. Working capital adjustments increased by approximately $4.7 million, primarily due to lower cash use from accounts receivable, partially offset by higher cash outflows for inventory, accounts payable and accrued expenses. These changes were also partially offset by net income, as adjusted for non-cash items, which decreased by $2.3 million compared to the prior year period. Net income was primarily adjusted for depreciation, associated with the change in useful lives of our satellites.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 decreased by $18.3 million as compared to the prior year period, primarily as a result of our $10.0 million equity investment in Satelles in 2023 that did not recur in the first quarter of 2024 and decreased capital expenditures of $8.3 million as the prior year included payments for the launch of our remaining ground spares. We expect our capital expenditures to average approximately $60.0 million per year through 2030.

Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 increased by $123.5 million compared to the prior year period primarily due to the additional borrowings under the Term Loan of $125.0 million.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of property and equipment, long-lived assets and other intangible assets, deferred financing costs, income taxes, stock-based compensation, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 15, 2024.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,620.9 million under the Term Loan as of March 31, 2024. Under our Term Loan, we pay interest at an annual rate equal to SOFR, plus 2.5%, with a 0.75% SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. Our Cap began in December 2021, which manages our exposure to interest rate movements on a portion of our Term Loan. As a result of the interest rate rising from the floor to the level of the Cap, we expect our annual interest expense to increase by approximately $12.0 million, or approximately $3.0 million per quarter. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.6 million related to the unhedged portion of the Term Loan.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
There are no material pending legal proceedings, other than routine litigation incidental to our business.

ITEM 1A.     RISK FACTORS.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 15, 2024.
There have been no material changes from the risk factors described in the Annual Report.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1-31	277,848	$38.00	277,848	$323.5 million
February 1-29	332,701	$31.70	332,701	$312.9 million
March 1-31	1,252,135	$28.38	1,252,135	$277.4 million
Total	1,862,684	$30.41	1,862,684	—
To date, our board of directors has authorized the repurchase of up to $1,000.0 million of our common stock through December 31, 2025. All shares included in the table above were purchased under this authorization in open market transactions.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.     OTHER INFORMATION.
Insider trading arrangements and policies
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below. Each was adopted during an open trading window.

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Total Shares of Common Stock to be Purchased	Expiration Date
Thomas J. Fitzpatrick, Chief Financial Officer and Chief Administrative Officer	Adoption	March 15, 2024	X		49,570(1)	—	January 31, 2025(1)
*     Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
**     “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c ) of Regulation S-K under the Exchange Act.
***     Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan.
(1)     Represents shares that may be acquired upon exercise of a stock option that was granted on March 2, 2015 and which expires on March 2, 2025. No sales will be made under the trading plan prior to June 14, 2024.

ITEM 6.     EXHIBITS.
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
10.1
Amendment No. 1 dated as of March 25, 2024, to the Amended and Restated Credit Agreement, dated September 20, 2023, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, various lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 27, 2024.

10.2
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2015 Equity Incentive Plan.

10.3	Iridium Communications Inc. 2024 Performance Bonus Plan.
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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the Securities and Exchange Commission on April 18, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2024 and 2023;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023;
(iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: April 18, 2024