Form 10-Q
period 2024-06-30
Iridium Communications Inc.
filed 2024-07-23
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 16, 2024 was 118,382,660.

IRIDIUM COMMUNICATIONS INC.

ITEM 1.     FINANCIAL STATEMENTS

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,541	$71,870
Accounts receivable, net	96,189	91,715
Inventory	85,815	91,135
Prepaid expenses and other current assets	18,871	16,364
Total current assets	264,416	271,084
Property and equipment, net	2,126,618	2,195,758
Equity method investments	43,534	67,130
Other assets	87,145	86,708
Intangible assets, net	95,610	41,095
Goodwill	100,333	—
Total assets	$2,717,656	$2,661,775
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$16,250	$15,000
Accounts payable	15,026	28,671
Accrued expenses and other current liabilities	44,577	54,826
Deferred revenue	41,653	33,057
Total current liabilities	117,506	131,554
Long-term secured debt, net	1,634,714	1,467,490
Deferred income tax liabilities, net	121,846	114,642
Deferred revenue, net of current portion	41,167	43,965
Other long-term liabilities	15,724	16,025
Total liabilities	1,930,957	1,773,676
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 118,518 and 122,776 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	119	123
Additional paid-in capital	1,043,691	1,089,466
Accumulated deficit	(292,178)	(235,397)
Accumulated other comprehensive income, net of tax	35,067	33,907
Total stockholders’ equity	786,699	888,099
Total liabilities and stockholders’ equity	$2,717,656	$2,661,775

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Services	$152,467	$145,142	$301,044	$284,491
Subscriber equipment	22,782	27,376	47,650	69,052
Engineering and support services	25,818	20,590	56,226	44,838
Total revenue	201,067	193,108	404,920	398,381

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	39,464	35,432	85,913	72,037
Cost of subscriber equipment	13,946	16,113	27,826	43,252
Research and development	6,512	5,626	13,710	9,504
Selling, general and administrative	46,723	37,339	83,534	76,023
Depreciation and amortization	50,776	114,569	100,520	190,388
Total operating expenses	157,421	209,079	311,503	391,204
Operating income (loss)	43,646	(15,971)	93,417	7,177
Other income (expense), net:
Interest expense, net	(23,797)	(18,723)	(44,460)	(36,613)
Other income (expense), net	(646)	419	(603)	638
Total other expense, net	(24,443)	(18,304)	(45,063)	(35,975)
Income (loss) before income taxes and gain (loss) on equity method investments	19,203	(34,275)	48,354	(28,798)
Income tax benefit (expense)	(4,565)	5,211	(12,496)	10,664
Gain (loss) on equity method investments	17,698	(1,677)	16,131	(2,832)
Net income (loss)	$32,336	$(30,741)	$51,989	$(20,966)
Weighted average shares outstanding - basic	120,612	126,239	121,877	126,569
Weighted average shares outstanding - diluted	121,242	126,239	122,703	126,569
Net income (loss) per share - basic	$0.27	$(0.24)	$0.43	$(0.17)
Net income (loss) per share - diluted	$0.27	$(0.24)	$0.42	$(0.17)
Comprehensive income (loss):
Net income (loss)	$32,336	$(30,741)	$51,989	$(20,966)
Foreign currency translation adjustments	(327)	(132)	(723)	(41)
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 6)	(4,850)	10,061	1,883	405
Comprehensive income (loss)	$27,159	$(20,812)	$53,149	$(20,602)

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2024						Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	121,643	$122	$1,069,638	$(256,319)	$40,244	$853,685	125,924	$126	$1,126,586	$(83,120)	$41,998	$1,085,590
Stock-based compensation	—	—	20,500	—	—	20,500	—	—	18,661	—	—	18,661
Stock options exercised and awards vested	203	—	528	—	—	528	248	—	934	—	—	934
Stock withheld to cover employee taxes	(15)	—	(438)	—	—	(438)	(16)	—	(888)	—	—	(888)
Repurchases and retirements of common stock	(3,313)	(3)	(29,363)	(68,195)	—	(97,561)	(1,111)	(1)	(10,020)	(56,621)	—	(66,642)
Dividends	—	—	(17,174)	—	—	(17,174)	—	—	(16,650)	—	—	(16,650)
Cumulative translation adjustments	—	—	—	—	(327)	(327)	—	—	—	—	(132)	(132)
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	(4,850)	(4,850)	—	—	—	—	10,061	10,061
Net income (loss)	—	—	—	32,336	—	32,336	—	—	—	(30,741)	—	(30,741)
Balances at end of period	118,518	$119	$1,043,691	$(292,178)	$35,067	$786,699	125,045	$125	$1,118,623	$(170,482)	$51,927	$1,000,193

	Six Months Ended June 30, 2024						Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	122,776	$123	$1,089,466	$(235,397)	$33,907	$888,099	125,902	$126	$1,124,610	$(47,744)	$51,563	$1,128,555
Stock-based compensation	—	—	35,526	—	—	35,526	—	—	33,107	—	—	33,107
Stock options exercised and awards vested	1,052	1	2,605	—	—	2,606	1,272	1	3,677	—	—	3,678
Stock withheld to cover employee taxes	(148)	—	(4,424)	—	—	(4,424)	(130)	—	(7,917)	—	—	(7,917)
Repurchases and retirements of common stock	(5,162)	(5)	(46,026)	(108,770)	—	(154,801)	(1,999)	(2)	(17,991)	(101,772)		(119,765)
Dividends	—	—	(33,456)	—	—	(33,456)	—	—	(16,863)	—	—	(16,863)
Cumulative translation adjustments	—	—	—	—	(723)	(723)	—	—	—	—	(41)	(41)
Unrealized gain on cash flow hedges, net of tax	—	—	—	—	1,883	1,883	—	—	—	—	405	405
Net income (loss)	—	—	—	51,989	—	51,989	—	—	—	(20,966)	—	(20,966)
Balances at end of period	118,518	$119	$1,043,691	$(292,178)	$35,067	$786,699	125,045	$125	$1,118,623	$(170,482)	$51,927	$1,000,193

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$51,989	$(20,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	10,297	(18,405)
Depreciation and amortization	100,520	190,388
Stock-based compensation (net of amounts capitalized)	33,347	29,557
Amortization of deferred financing fees	1,202	2,106
(Gain) loss on equity method investments	(16,131)	2,832
All other items, net	322	139
Changes in operating assets and liabilities:
Accounts receivable	(3,304)	(9,922)
Inventory	5,358	(15,657)
Prepaid expenses and other current assets	(2,067)	(2,006)
Other assets	2,934	880
Accounts payable	(17,886)	2,469
Accrued expenses and other current liabilities	(12,479)	(887)
Deferred revenue	(1,512)	(3,092)
Other long-term liabilities	(50)	(1,446)
Net cash provided by operating activities	152,540	155,990

Cash flows from investing activities:
Capital expenditures	(27,006)	(45,287)
Acquisition of Satelles, Inc., net of cash acquired	(110,713)	—
Investment in Satelles, Inc.	—	(10,000)
Net cash used in investing activities	(137,719)	(55,287)

Cash flows from financing activities:
Borrowings under the Term Loan	221,783	—
Payments on the Term Loan	(105,064)	(8,250)
Borrowings under the Revolving Credit Facility	50,000	—
Repurchases of common stock	(154,801)	(119,765)
Payment of deferred financing fees	(177)	—
Proceeds from exercise of stock options	2,606	3,678
Tax payment upon settlement of stock awards	(4,424)	(7,917)
Payment of common stock dividends	(32,768)	(32,687)
Net cash used in financing activities	(22,845)	(164,941)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(305)	(1,076)
Net decrease in cash and cash equivalents, and restricted cash	(8,329)	(65,314)
Cash, cash equivalents, and restricted cash, beginning of period	71,870	168,770
Cash, cash equivalents, and restricted cash, end of period	$63,541	$103,456

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$44,707	$38,028
Income taxes paid, net	$2,888	$1,894

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$6,359	$4,109
Dividends accrued on common stock	$2,019	$775
Capitalized stock-based compensation	$2,179	$3,548

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
2. Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, the useful lives and recoverability of long-lived and intangible assets, goodwill, income taxes, stock-based compensation, the incremental borrowing rate for its leases, and contingencies, among others. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses. Actual results could differ materially from those estimates.
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
The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of June 30, 2024 and December 31, 2023: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. The Company did not hold any Level 3 assets as of June 30, 2024 or December 31, 2023.

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
The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain leases, such as teleport network facilities, the Company elects the practical expedient to combine lease and non-lease components as a single lease component. When measuring new lease contracts or remeasuring existing lease contracts, taxes assessed on leases in which the Company is either a lessor or lessee are excluded from contract consideration and variable payments.
Inventory
Inventory consists primarily of finished goods and raw materials from third-party manufacturers. The Company outsources manufacturing of subscriber equipment to a third-party manufacturer and purchases accessories from third-party suppliers. The Company’s cost of inventory includes freight and an allocation of overhead, including payroll and payroll-related costs of employees directly involved in bringing inventory to its existing condition. Inventories are valued using the average cost method and are carried at the lower of cost or net realizable value.
The Company has a manufacturing agreement with Benchmark Electronics Inc. (“Benchmark”) to manufacture most of its subscriber equipment. Pursuant to the agreement, the Company may be required to purchase excess materials at cost plus a contractual markup if the materials are not used in production within the periods specified in the agreement. Benchmark will then repurchase such materials from the Company at the same price paid by the Company, as required for the production of subscriber equipment.
The following table summarizes the Company’s inventory balances:

	June 30, 2024	December 31, 2023
	(In thousands)
Finished goods	$47,010	$48,698
Raw materials	39,648	43,599
Inventory valuation reserve	(843)	(1,162)
Total	$85,815	$91,135
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

Business Combinations and Goodwill
The purchase price for business combinations is allocated to the assets acquired, including tangible and intangible assets, and assumed liabilities, where applicable, based on their respective fair values at the acquisition date. Acquisition-related costs are expensed as incurred. Goodwill is recorded when the cost of an acquired entity exceeds the amounts assigned to the assets acquired and liabilities assumed. The net assets and results of operations of an acquired entity are included in the Company’s consolidated financial statements from the acquisition date. Goodwill is not amortized but is tested for impairment annually or upon the occurrence of certain events.
Other Intangible Assets
The Company’s other intangible assets that have finite lives (customer relationships, patents and other intellectual property) are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any such indicators are present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset.
A portion of the Company’s other intangible assets are spectrum, regulatory authorizations, and trade names, which are indefinite-lived. The Company reevaluates the useful life determination for these assets each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets are not amortized and are instead tested for impairment annually, or upon the occurrence of certain events.
3. Cash and Cash Equivalents
Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents:

	June 30, 2024	December 31, 2023	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$17,637	$32,526
Money market funds	45,904	39,344	Level 2
Total cash and cash equivalents	$63,541	$71,870
4. Intangible Assets and Goodwill
Intangible Assets
The following table presents identifiable intangible assets:

	June 30, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite-lived intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite-lived intangible assets:
Intellectual property	20 years	16,439	(11,204)	5,235
Patents	14 - 20 years	587	(189)	398
Customer relationships	12 years	57,000	(2,248)	54,752
Total		74,026	(13,641)	60,385
Total intangible assets		$109,251	$(13,641)	$95,610

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite-lived intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite-lived intangible assets:
Intellectual property	20 years	16,439	(10,987)	5,452
Assembled workforce	7 years	5,678	(5,678)	—
Patents	14 - 20 years	587	(169)	418
Total		22,704	(16,834)	5,870
Total intangible assets		$57,929	$(16,834)	$41,095
Amortization expense was $2.4 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $2.5 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.
Goodwill
During the six months ended June 30, 2024, the Company acquired Satelles, Inc. (see Note 11), resulting in a goodwill balance of $100.3 million as of June 30, 2024. There was no goodwill balance as of December 31, 2023.
5. Debt
Term Loan and Revolving Facility
Pursuant to a credit agreement (as amended to date, the “Credit Agreement”), the Company previously entered into a term loan totaling $1,500.0 million (as so amended and restated, the “Term Loan”), issued at a price equal to 99.75%, and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The maturity date of the Term Loan is in September 2030. On March 25, 2024, the Company closed on an additional $125.0 million under its Term Loan, using the proceeds to complete the acquisition of Satelles, Inc. (see Note 11) on April 1, 2024. The additional amount borrowed is fungible with the original $1,500.0 million and has the same maturity date, interest rate and other terms, but was issued at a price equal to 99.875% of its face value. The Term Loan has been repriced on several occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%, with a 0.75% SOFR floor. The Company typically selects a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, are equal to approximately $16.3 million per annum (one percent of the full principal amount of the Term Loan following the March 2024 increase), with the remaining principal due upon maturity.
As of June 30, 2024 and December 31, 2023, the Company had an aggregate borrowings of $1,616.9 million and $1,500.0 million, respectively, under the Term Loan. These amounts do not give effect to $15.9 million and $17.5 million, respectively, of net unamortized deferred financing costs. The principal balance in borrowings, net of the unamortized deferred financing costs, as of June 30, 2024 and December 31, 2023 amounted to $1,601.0 million and $1,482.5 million, respectively. As of June 30, 2024 and December 31, 2023, based upon recent trading prices (Level 2 - market approach), the fair value of the Company’s net borrowings under the Term Loan was $1,615.9 million and $1,506.6 million, respectively.
In April 2024, the Company drew down $50.0 million on its Revolving Facility for general corporate purposes, including the funding of repurchases of its common stock. This amount remained outstanding at June 30, 2024, and are included within long-term secured debt, net on the Company’s condensed consolidated balance sheet. The Revolving Facility bears interest at an annual rate equal to SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, and a commitment fee of 0.5% per year on the undrawn amount, which was reduced to 0.375% in the first quarter of 2024 because the Company had a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1. The Revolving Facility has a maturity date in September 2028.
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
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn, which was the case as of June 30, 2024. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all financial covenants as of June 30, 2024.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The Company incurred third-party financing costs of $1.6 million in connection with the expansion of the Term Loan in March 2024 and $1.9 million related to the repricing of the Term Loan in June 2024, substantially all of which were expensed. The amounts expensed are included within interest expense on the condensed consolidated statements of operations and comprehensive income (loss). The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Total interest incurred	$26,121	$21,971	$49,306	$43,307
Amortization of deferred financing fees	$638	$1,130	$1,261	$2,240
Capitalized interest	$1,190	$1,396	$2,248	$2,726
As of June 30, 2024 and December 31, 2023, accrued interest on the Term Loan was $1.1 million and $1.0 million, respectively.
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
Interest Rate Cap
In July 2021, the Company entered into an interest rate cap contract (the “Cap”), which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, as modified to date, currently provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of June 30, 2024 and December 31, 2023.
The Cap, which was not affected by the expansion of the Term Loan in March 2024 or the repricing of the Term Loan in June 2024, is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. The Company designated the Cap as a cash flow hedge of the variability of the SOFR-based interest payments on the Term Loan. The effective portion of the Cap’s change in fair value is recorded in accumulated other comprehensive income. Any ineffective portion of the Cap’s change in fair value will be recorded in current earnings as interest expense.
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
Fair Value of Derivative Instruments
As of June 30, 2024 and December 31, 2023, the Company had an asset balance of $67.7 million and $66.5 million, respectively, for the fair value of the Cap and a liability balance of $7.0 million and $8.4 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets on the condensed consolidated balance sheet.
During each of the three and six months ended June 30, 2024 and June 30, 2023, the Company collectively incurred $0.8 million and $1.6 million, respectively, in interest expense for the Cap premium. Interest expense was reduced by $9.8 million and $9.0 million for the three months ended June 30, 2024 and 2023, respectively, and $19.7 million and $16.7 million for the six months ended June 30, 2024 and 2023, respectively, for payments received related to the Cap.
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
The following table presents the amount of unrealized gain or loss and related tax impact associated with the Cap that the Company recorded in its condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Unrealized gain (loss), net of tax	$(4,850)	$10,061	$1,883	$405
Tax benefit (expense)	$1,483	$(3,076)	$(863)	$(140)
7. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have converted to common stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued. As of June 30, 2024 and December 31, 2023, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.
Dividends
Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In December 2022, the Company’s Board of Directors initiated a quarterly dividend. The Company paid dividends of $0.13 and $0.14 per share of common stock on March 28, 2024 and June 28, 2024, respectively, resulting in total payments to stockholders of $32.8 million for the six months ended June 30, 2024. Dividend payments for the six months ended June 30, 2023 totaled $32.7 million. The Company’s liability related to dividends payable on common shares underlying unvested RSUs was $2.0 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively.
Share Repurchase Program
Since February 2021, the Company’s Board of Directors has authorized the repurchase of up to an aggregate of $1,000.0 million of the Company’s common stock through December 31, 2025. This timeframe can be extended or shortened by the Board of Directors. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The Company records share repurchases at cost, which includes broker commissions and related excise taxes. All shares are immediately retired upon repurchase in accordance with the board-approved policy. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings/accumulated deficit. The portion to be allocated to additional paid-in capital is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of the date of retirement.
During the three and six months ended June 30, 2024, the Company repurchased and subsequently retired 3.3 million and 5.1 million shares of its common stock, respectively, for a total purchase price of $96.6 million and $153.3 million, respectively. During the three and six months ended June 30, 2024, the Company incurred $0.9 million and $1.5 million, respectively, of related taxes, which are not included in the total purchase price.
The Company repurchased and subsequently retired 1.1 million and 2.0 million shares of its common stock during the three and six months ended June 30, 2023, respectively, for a total purchase price of $66.1 million and $119.2 million, respectively, exclusive of $0.5 million of related taxes.
As of June 30, 2024, $180.8 million remained available and authorized for repurchase under this program.

8. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Commercial services revenue:
Voice and data	$56,455	$54,957	$111,432	$107,405
IoT data	41,609	34,561	81,064	66,511
Broadband	13,478	14,028	27,170	27,476
Hosted payload and other data	14,425	15,096	28,378	30,099
Total commercial services revenue	125,967	118,642	248,044	231,491
Government services revenue	26,500	26,500	53,000	53,000
Total services revenue	$152,467	$145,142	$301,044	$284,491
The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Commercial	$1,520	$1,737	$2,673	$7,423
Government	24,298	18,853	53,553	37,415
Total engineering and support services revenue	$25,818	$20,590	$56,226	$44,838
Approximately 40% and 46% of the Company’s accounts receivable balance at June 30, 2024 and December 31, 2023, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government.
The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $7.8 million and $7.5 million for the three months ended June 30, 2024 and 2023, respectively, and $19.2 million and $21.8 million for the six months ended June 30, 2024 and 2023, respectively.
The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	June 30, 2024	December 31, 2023
	(In thousands)
Contract Assets:
Commissions	$1,102	$1,114
Other contract costs	$1,884	$1,970
9. Leases
Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 13) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the estimated useful lives of the satellites, currently estimated to be approximately 17.5 years from their respective in-service dates. Lease income related to these agreements was $3.1 million and $5.3 million for the three months ended June 30, 2024 and 2023, respectively, and $6.2 million and $10.7 million for the six months ended June 30,

2024 and 2023, respectively. The decrease for the quarter ended June 30, 2024 as compared to June 30, 2023 was due to the change in estimated useful life of the satellites made in the fourth quarter of 2023. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income (loss).
Aireon has made payments to the Company pursuant to its hosting agreement, and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at June 30, 2024, exclusive of the $6.2 million recognized during the six months ended June 30, 2024, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2024	$6,195
2025	12,391
2026	12,391
2027	12,391
2028	12,391
Thereafter	82,106
Total lease income	$137,865
10. Stock-Based Compensation
In May 2023, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of June 30, 2024, the remaining aggregate number of shares available for future grants under the Amended 2015 Plan was 8,726,346. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
Restricted Stock Units
Beginning in March 2024, the RSUs granted to employees for service generally vest over three years, with 34% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. RSUs granted prior to March 2024 generally vest over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued employment. The RSUs granted to non-employee members of the Board of Directors generally vest in full on the first anniversary of the grant date. The RSUs granted to non-employee consultants generally vest 50% on the first anniversary of the grant date, with the remaining 50% vesting quarterly thereafter through the second anniversary of the grant date.
The Company’s RSUs are classified as equity awards because the RSUs will be settled in the Company’s common stock upon vesting. The fair value of the RSUs is determined based on the closing price of the Company’s common stock on the date of grant. The related compensation expense as of the grant date is then recognized over the service period, or shorter periods based on the retirement eligibility of grantees, based on the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. RSUs do not carry voting rights until they are vested, although certain unvested RSUs are entitled to accrue dividend equivalent rights, and shares (including additional shares issuable upon satisfaction of any accrued dividend equivalent rights) are issued upon settlement in accordance with the terms of the award.

RSU Summary
The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2023	2,795	$40.24
Granted	2,361	30.31
Forfeited	(33)	40.42
Released	(779)	49.62
Outstanding at June 30, 2024	4,344	$33.15
Vested and unreleased at June 30, 2024 (1)	684

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2022	2,970	$31.60
Granted	1,055	59.57
Forfeited	(32)	42.89
Released	(793)	36.88
Outstanding at June 30, 2023	3,200	$39.38
Vested and unreleased at June 30, 2023 (1)	793
(1)     These RSUs were granted to the Company’s Board of Directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. Some members of the Company’s Board of Directors may elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 54,000 and 47,000 service-based RSUs were granted to the non-employee members of the Company’s Board of Directors as a result of these payments and elections during the six months ended June 30, 2024 and 2023, respectively, with an estimated grant date fair value of $2.1 million and $2.4 million, respectively.
During the six months ended June 30, 2024 and 2023, the Company granted approximately 1,446,000 and 626,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $43.1 million and $37.9 million, respectively.
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
Additionally, during the six months ended June 30, 2024 and 2023, the Company granted approximately 303,000 and 134,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSU grants was $9.0 million and $8.2 million during the six months ended June 30, 2024 and 2023, respectively. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of the March 2023 Executive RSUs will ultimately range from 0% to

150% of the number of shares underlying the Executive RSUs granted, and the vesting of the March 2024 Executive RSUs will ultimately range from 0% to 200% of the number of shares underlying the Executive RSUs granted, in each case based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date, which may be accelerated based on the retirement eligibility of grantees. During March 2024 and 2023, the Company awarded approximately 83,000 and 55,000 additional shares, respectively, related to long-term, performance-based RSUs granted to the Company’s executives in 2022 and 2021, respectively, for over-achievement of performance targets for the performance periods ended December 31, 2023 and 2022, respectively.
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
Option Summary
A summary of the activity of the Company’s stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2023	676	$11.55	2.39	$20,036
Exercised	(273)	9.54		$5,097
Options outstanding and exercisable at June 30, 2024	403	$12.92	2.48	$5,530

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2022	1,185	$9.97	2.64	$49,094
Cancelled or expired	(4)	10.25
Exercised	(479)	7.67		$26,151
Options outstanding and exercisable at June 30, 2023	702	$11.53	2.91	$35,534
11. Acquisition of Satelles
On April 1, 2024, the Company closed its acquisition of Satelles, Inc., a provider of satellite-based time and location services that complement and protect GPS and other GNSS systems. This acquisition is intended to support the Company’s long-term business objectives. Subject to the terms and conditions of the merger agreement underlying the transaction, Satelles was merged with a subsidiary of the Company, with Satelles as the surviving entity, now a direct and indirect wholly owned subsidiary of the Company. The acquisition date fair value of the consideration paid to acquire the remaining 80.5% of the outstanding shares and voting interest of Satelles that was not previously owned by the Company was approximately $125.5 million. The purchase price allocation, including valuation of intangible assets, is preliminary.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

	April 1, 2024
	Fair Value	Useful Life
	(In thousands)
Cash	$14,738
Other current assets	1,901
Customer relationships	57,000	12 years
Other noncurrent assets	5,041
Goodwill	100,333
Total identifiable assets acquired	179,013

Liabilities assumed	(13,821)

Net identifiable assets acquired	$165,192
The customer relationships recognized were determined to have an economic life of 12 years. The Company will amortize the customer relationships over their useful lives, utilizing the economic benefit model. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Satelles. None of the goodwill is expected to be deductible for income tax purposes. As of June 30, 2024, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Satelles.
The Company incurred $2.4 million of acquisition related costs that were expensed in the six months ended June 30, 2024. These costs are included within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
The amounts of revenue and earnings of Satelles included in the Company’s condensed consolidated statements of operations and comprehensive income (loss), excluding the impact of the Company’s remeasurement of its prior equity interest in Satelles, from the acquisition date to June 30, 2024 are as follows:

Three Months Ended June 30, 2024
(In thousands)
Revenue	$2,670
Net income (loss)	(4,793)
The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisition of Satelles had been completed as of the beginning of the comparable prior annual reporting period. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and the elimination of intercompany sales and acquisition costs. These pro forma amounts are not intended to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the comparable prior annual reporting period or that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Revenue	$201,067	$195,466	$406,792	$403,406
Net income (loss)	14,222	(35,179)	26,215	(17,325)
Prior to the acquisition date, the Company accounted for its 19.5% interest in Satelles as an equity-method investment. The acquisition-date fair value of the previous equity interest was $39.7 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $19.8 million as a result of remeasuring its prior equity interest in Satelles held before the business combination. The gain is included within gain (loss) from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024.
12. Income Taxes
Income before income taxes and gain on equity method investments was $19.2 million and $48.4 million for the three and six months ended June 30, 2024, respectively, while the income tax expense was $4.6 million and $12.5 million for the three and six months ended June 30, 2024, respectively. The effective tax rate was 23.8% and 25.8% for the three and six months ended

June 30, 2024, respectively, which differed from the federal statutory rate of 21%, primarily due to the discrete tax expense associated with stock compensation and nondeductible executive compensation, which was partially offset by the deduction for foreign derived intangible income.
Loss before income taxes and loss on equity method investments was $34.3 million and $28.8 million for the three and six months ended June 30, 2023, respectively, while the income tax benefit was $5.2 million and $10.7 million for the three and six months ended June 30, 2023, respectively. The effective tax rate was 15.2% and 37.0% for the three and six months ended June 30, 2023, respectively, which differed from the federal statutory rate of 21%, primarily due to tax expense associated with nondeductible executive compensation and non-creditable foreign taxes, which was partially offset by U.S. tax credits and a discrete tax benefit associated with stock compensation.
13. Related Party Transactions
Aireon LLC and Aireon Holdings LLC
The Company’s satellite constellation hosts the Aireon® system. The Aireon system was developed by Aireon LLC, which the Company formed in 2011, and which received subsequent investments from several air navigation service providers (“ANSPs”) to provide a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast (“ADS-B”) receivers on the Company’s satellites. Aireon has contracted to offer this service to ANSPs, which use the service to provide improved air traffic control services over the oceans, as well as polar and remote regions. Aireon also markets its data and services to airlines and other commercial users. The Company and the other Aireon investors hold their interests in Aireon Holdings LLC (“Aireon Holdings”) through an amended and restated LLC agreement (“Aireon Holdings LLC Agreement”). Aireon Holdings holds 100% of the membership interests in Aireon, which is the operating entity.
In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million for a preferred membership interest of approximately 6% preferred membership interest. The Company’s investment in Aireon Holdings is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon was $42.8 million and $44.6 million as of June 30, 2024 and December 31, 2023, respectively. The investments made by the Company in Aireon Holdings prior to June 2022 had previously been written down to a carrying value of zero.
At each of June 30, 2024 and December 31, 2023, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.
Under the agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $102.5 million had been paid as of June 30, 2024. These fees are recognized over the estimated useful life of the Company’s satellites, which is expected to result in revenue of approximately $9.3 million per year, following the change in estimate of the useful lives of the satellites that occurred in the fourth quarter of 2023. The Company recognized $2.3 million and $4.0 million of hosting fee revenue for the three months ended June 30, 2024 and 2023, respectively, and $4.6 million and $8.0 million for the six months ended June 30, 2024 and 2023, respectively. Deferred hosting fee revenue totaled $5.4 million as of June 30, 2024.
Additionally, Aireon pays power and data services fees of approximately $23.5 million per year, in the aggregate for the delivery of air traffic surveillance data over the Iridium® system. The Company recorded $5.9 million of power and data service fee revenue from Aireon for each of the three months ended June 30, 2024 and 2023, and $11.7 million for each of the six months ended June 30, 2024 and 2023.
Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.1 million and $2.2 million as of June 30, 2024 and December 31, 2023, respectively.
The Company and the other Aireon investors have agreed to participate pro-rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $11.9 million. No bridge loan amounts were outstanding as of June 30, 2024 or December 31, 2023.
14. Net Income (Loss) Per Share
The Company calculates basic net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. In periods of net income, diluted net income per share takes into account the effect of potentially dilutive common shares when the effect is dilutive. Potentially dilutive common shares include (i) shares of common stock issuable upon exercise of outstanding stock options and (ii) contingently issuable RSUs that are convertible into shares of common stock upon achievement of certain service and performance requirements. The effect of potentially dilutive common shares is computed using the treasury stock method.

The following table summarizes the computations of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator:
Net income (loss) - basic and diluted	$32,336	$(30,741)	51,989	(20,966)

Denominator:
Weighted average common shares — basic	120,612	126,239	121,877	126,569
Dilutive effect of stock options	207	—	271	—
Dilutive effect of RSUs	423	—	555	—
Weighted average common shares — diluted	121,242	126,239	122,703	126,569

Net income (loss) per share - basic	$0.27	$(0.24)	$0.43	$(0.17)
Net income (loss) per share - diluted	$0.27	$(0.24)	$0.42	$(0.17)
The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Performance-based RSUs	—	82	—	202
Service-based RSUs	—	620	—	676
Stock options	—	491	—	594

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
On April 1, 2024, we completed our acquisition of Satelles, Inc., or Satelles, a provider of satellite-based time and location services that complement and protect GPS and other GNSS systems. This acquisition is intended to support our long-term business objectives.
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 110 service providers, 305 value-added resellers, or VARs, and 85 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services targeting specific lines of business.
At June 30, 2024, we had approximately 2,413,000 billable subscribers worldwide, an increase of 273,000, or 13%, from approximately 2,140,000 billable subscribers as of June 30, 2023. We have a diverse customer base, with end users in land mobile, Internet of Things, or IoT, maritime, aviation and government.

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

Comparison of Our Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,				Change
	2024	% of Total Revenue	2023	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$152,467	76%	$145,142	75%	$7,325	5%
Subscriber equipment	22,782	11%	27,376	14%	(4,594)	(17)%
Engineering and support services	25,818	13%	20,590	11%	5,228	25%
Total revenue	201,067	100%	193,108	100%	7,959	4%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	39,464	20%	35,432	18%	4,032	11%
Cost of subscriber equipment	13,946	7%	16,113	8%	(2,167)	(13)%
Research and development	6,512	3%	5,626	3%	886	16%
Selling, general and administrative	46,723	23%	37,339	19%	9,384	25%
Depreciation and amortization	50,776	25%	114,569	60%	(63,793)	(56)%
Total operating expenses	157,421	78%	209,079	108%	(51,658)	(25)%
Operating income (loss)	43,646	22%	(15,971)	(8)%	59,617	(373)%

Other income (expense):
Interest expense, net	(23,797)	(12)%	(18,723)	(10)%	(5,074)	27%
Other income (expense), net	(646)	—%	419	—%	(1,065)	(254)%
Total other expense, net	(24,443)	(12)%	(18,304)	(10)%	(6,139)	34%
Income (loss) before income taxes and gain (loss) on equity method investments	19,203	10%	(34,275)	(18)%	53,478	(156)%
Income tax benefit (expense)	(4,565)	(2)%	5,211	3%	(9,776)	(188)%
Gain (loss) on equity method investments	17,698	9%	(1,677)	(1)%	19,375	(1,155)%
Net income (loss)	$32,336	17%	$(30,741)	(16)%	$63,077	(205)%

Revenue
Commercial Service Revenue

	Three Months Ended June 30,
	2024			2023			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$56.5	417	$46	$55.0	405	$46	$1.5	12	$—
IoT data	41.6	1,837	7.70	34.6	1,578	7.48	7.0	259	0.22
Broadband (3)	13.5	16.8	269	14.0	16.1	296	(0.5)	0.7	(27)
Hosted payload and other data	14.4	N/A		15.1	N/A		(0.7)	N/A
Total commercial services	$126.0	2,271		$118.7	1,999		$7.3	272
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
For the three months ended June 30, 2024, total commercial services revenue increased $7.3 million, or 6%, from the prior year period primarily as a result of increases in IoT and voice and data service revenue. Commercial IoT revenue increased $7.0 million, or 20%, for the three months ended June 30, 2024, compared to the same period of the prior year, primarily driven by an 16% increase in billable subscribers, largely due to strength in personal communication devices and a new contract with a large customer executed in the first quarter of 2024. Commercial voice and data revenue increased $1.5 million, or 3%, for the three months ended June 30, 2024, compared to the same period of the prior year, due primarily to an increase in billable subscribers. These increases were partially offset by a decrease of $0.7 million, or 4%, in hosted payload and other data service revenue, primarily due to the change in the estimated useful lives of our satellites in the fourth quarter of 2023, offset in part by increases in other data service revenue including Satelles revenue. Increases in commercial services were also offset in part by a decrease of $0.5 million, or 4%, in commercial broadband revenue, due to a decrease in ARPU reflecting the increased prevalence of usage of the Company’s service as a companion service.
Government Service Revenue

	Three Months Ended June 30,
	2024		2023		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$26.5	142	$26.5	141	$—	1
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to the U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the three months ended June 30, 2024, revenue was unchanged from the prior year period, in accordance with the contract.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $4.6 million, or 17%, for the three months ended June 30, 2024, compared to the prior year period, primarily due to a decrease in the volume of handset sales, offset in part by an increase in Short Burst Data® sales including chipsets. As previously disclosed, we expect 2024 equipment sales to be lower than in 2023 and more in line with periods prior to 2022.
Engineering and Support Service Revenue

	Three Months Ended June 30,
	2024	2023	Change
	(In millions)
Commercial engineering and support services	$1.5	$1.7	$(0.2)
Government engineering and support services	24.3	18.9	5.4
Total engineering and support services	$25.8	$20.6	$5.2
Engineering and support service revenue increased by $5.2 million, or 25%, for the three months ended June 30, 2024 compared to the prior year period, primarily due to increased work under certain government contracts, predominantly the contract awarded by the Space Development Agency, or the SDA. Based on the SDA contract, we expect engineering and support service revenue, as well as associated expenses, to be generally higher than in years prior to 2023 throughout the life of the SDA contract.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $4.0 million, or 11%, for the three months ended June 30, 2024 compared to the prior year period, primarily as a result of the increase in work under certain government projects, including the SDA contract, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $2.2 million, or 13%, for the three months ended June 30, 2024 compared to the prior year period primarily due to the decrease in volume of handset sales, offset in part by an increase in Short Burst Data sales including chipsets, which was in line with the change in equipment revenue for the same period, as described above.
Research and Development
Research and development expenses increased by $0.9 million, or 16%, for the three months ended June 30, 2024 compared to the prior year period, due to increased spending on device-related features for our network, including Project Stardust, which is our multi-year project to develop standards-based Narrowband-Internet of Things (NB-IoT) and Non-Terrestrial Network (NB-NTN) messaging and SOS capabilities for smartphones, tablets, cars and related consumer applications.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $9.4 million, or 25%, for the three months ended June 30, 2024 compared to the prior year period, due primarily to higher headcount costs, including equity compensation costs, and costs related to the acquisition of Satelles and certain costs that were previously recorded in cost of services.
Depreciation and Amortization
Depreciation and amortization expense decreased by $63.8 million, or 56%, for the quarter ended June 30, 2024 compared to the prior year period. In the second quarter of 2023, we wrote-off the full amount remaining in construction-in-progress for our final ground spare satellite, resulting in accelerated depreciation expense of $37.5 million. In the fourth quarter of 2023, we updated our estimate of the satellites’ remaining useful lives based on the health of the constellation, resulting in an extension of the useful lives from 12.5 years to 17.5 years and a reduction of quarterly depreciation expense as compared to periods prior to the fourth quarter of 2023. As a result of this change in estimate, we expect depreciation expense to be approximately $83.3 million lower for the full year 2024 as compared to the full year 2023.
Interest Expense, Net
Interest expense, net increased $5.1 million, or 27%, for the three months ended June 30, 2024, primarily due to the increase in the outstanding debt balance following the additional $125.0 million in Term Loan in March 2024 and the $50.0 million draw on the Revolving Facility in April 2024. Additionally, in June 2024, we repriced our Term Loan, reducing the interest rate by 0.25 basis points. In connection with the repricing, we incurred $1.9 million of fees that have been included in interest expense, net.
Other Income (Expense), net
Other expense, net, was $0.6 million for the three months ended June 30, 2024, compared to other income, net, of $0.4 million for the prior year period. The variation was primarily the result of changes in foreign currency exchange rates.
Income Tax Benefit (Expense)
For the three months ended June 30, 2024, our income tax expense was $4.6 million, compared to income tax benefit of $5.2 million for the prior year period. The increase in income tax expense is primarily related to the impact of stock compensation tax expense and nondeductible executive compensation plus the increase in pre-tax book income in 2024 compared to 2023.
Gain (Loss) on Equity Method Investments
For the three months ended June 30, 2024, our realized net gain on equity method investments was $17.7 million, compared to a loss of $1.7 million in the prior year period. Prior to our acquisition of Satelles in April 2024, we held a 19.5% equity interest in Satelles, which was classified as an equity method investment. Upon the closing of the acquisition, we recorded a gain of $19.8 million, equal to the difference between the fair value and net book value of the equity method investment. This gain was partially offset by losses on our other equity method investments during the period.
Net Income (Loss)
Net income was $32.3 million for the three months ended June 30, 2024, compared to a net loss of $30.7 million for the prior year period. The $63.1 million increase in net income was primarily the result of the $63.8 million decrease in depreciation expense, the $19.8 million gain related to the acquisition of Satelles and the $8.0 million increase in total revenue, offset in part by the $12.1 million increase in other operating expenses, $9.8 million increase in income tax expense and $5.1 million increase in interest expense.

Comparison of Our Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,				Change
	2024	% of Total Revenue	2023	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$301,044	74%	$284,491	72%	$16,553	6%
Subscriber equipment	47,650	12%	69,052	17%	(21,402)	(31)%
Engineering and support services	56,226	14%	44,838	11%	11,388	25%
Total revenue	404,920	100%	398,381	100%	6,539	2%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	85,913	21%	72,037	18%	13,876	19%
Cost of subscriber equipment	27,826	7%	43,252	11%	(15,426)	(36)%
Research and development	13,710	3%	9,504	2%	4,206	44%
Selling, general and administrative	83,534	21%	76,023	19%	7,511	10%
Depreciation and amortization	100,520	25%	190,388	48%	(89,868)	(47)%
Total operating expenses	311,503	77%	391,204	98%	(79,701)	(20)%
Operating income	93,417	23%	7,177	2%	86,240	1,202%

Other income (expense):
Interest expense, net	(44,460)	(11)%	(36,613)	(9)%	(7,847)	21%
Other income (expense), net	(603)	—%	638	—%	(1,241)	(195)%
Total other expense, net	(45,063)	(11)%	(35,975)	(9)%	(9,088)	25%
Income (loss) before income taxes and gain (loss) on equity method investments	48,354	12%	(28,798)	(7)%	77,152	(268)%
Income tax benefit (expense)	(12,496)	(3)%	10,664	3%	(23,160)	(217)%
Gain (loss) on equity method investments	16,131	4%	(2,832)	(1)%	18,963	(670)%
Net income (loss)	$51,989	13%	$(20,966)	(5)%	$72,955	(348)%

Revenue
Commercial Service Revenue

	Six Months Ended June 30,
	2024			2023			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$111.4	417	$45	$107.4	405	$45	$4.0	12	$—
IoT data	81.1	1,837	7.62	66.5	1,578	7.33	14.6	259	0.29
Broadband (3)	27.2	16.8	271	27.5	16.1	294	(0.3)	0.7	(23)
Hosted payload and other data	28.4	N/A		30.1	N/A		(1.7)	N/A
Total commercial services	$248.1	2,271		$231.5	1,999		$16.6	272
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
For the six months ended June 30, 2024, total commercial services revenue increased $16.6 million, or 7%, from the prior year period primarily driven by increases in IoT and voice and data service revenue. Commercial IoT revenue increased $14.6 million, or 22%, for the six months ended June 30, 2024, compared to the prior year period, driven by a 16% increase in IoT billable subscribers, largely due to strength in personal communication devices and a new contract with a large customer executed in the first quarter of 2024. Commercial voice and data revenue increased $4.0 million, or 4%, from the prior year period primarily due to an increase in billable subscribers. These increases were offset in part by a decrease of $1.7 million, or 6%, in hosted payload and other data service revenue compared to the prior year period, primarily due to the change in the estimated useful lives of our satellites in the fourth quarter of 2023, offset in part by increases in other data service revenue including Satelles revenue. Commercial broadband revenue decreased $0.3 million, or 1%, for the six months ended June 30, 2024, compared to the prior year period, due to a decrease in ARPU reflecting the increased prevalence of usage of the Company’s service as a companion service, which also partially offset the increases in IoT and voice and data revenue.
Government Service Revenue

	Six Months Ended June 30,
	2024		2023		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$53.0	142	$53.0	141	$—	1
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to the U.S. government and other authorized customers pursuant to our EMSS contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the six months ended June 30, 2024, revenue was unchanged from the prior year period, in accordance with the EMSS contract.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased $21.4 million, or 31%, for the six months ended June 30, 2024, compared to the prior year period, primarily due to a decrease in the volume of handset sales, offset in part by an increase in Short Burst Data sales. As previously disclosed, we expect 2024 equipment sales to be lower than in 2023 and more in line with periods prior to 2022.
Engineering and Support Service Revenue

	Six Months Ended June 30,
	2024	2023	Change
	(In millions)
Commercial engineering and support services	$2.7	$7.4	$(4.7)
Government engineering and support services	53.5	37.4	16.1
Total engineering and support services	$56.2	$44.8	$11.4
Engineering and support service revenue increased $11.4 million, or 25%, for the six months ended June 30, 2024 compared to the prior year period, primarily due to increased work under certain government projects, including the SDA contract, offset in part by decreases in commercial engineering projects. As noted above, we expect engineering and support service revenue, as well as associated expenses, to be generally higher than in years prior to 2023 throughout the life of the SDA contract.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $13.9 million, or 19%, for the six months ended June 30, 2024, compared to the prior year period primarily as a result of an increase in work under certain government engineering contracts, including the SDA contract, as noted above, and higher satellite operation costs.
Cost of Subscriber Equipment
Cost of subscriber equipment decreased by $15.4 million, or 36%, for the six months ended June 30, 2024, compared to the prior year period primarily due to the decrease in volume of handset sales, offset in part by an increase in Short Burst Data sales, which was in line with the change and expectations in equipment revenue for the same period, as noted above, and decreased inventory component costs.
Research and Development
Research and development expenses increased by $4.2 million, or 44%, for the six months ended June 30, 2024, compared to the prior year period, due to increased spending on device-related features for our network, as noted above.
Selling, General and Administrative
Selling, general and administrative expenses increased by $7.5 million, or 10%, for the six months ended June 30, 2024, compared to the prior year period, primarily due to higher headcount-related expenses, including equity compensation costs, as well as costs related to the acquisition of Satelles and certain costs that were previously recorded in cost of services, offset in part by a decrease in stock appreciation rights expense in the current year resulting from changes in our stock valuation between the years and decreased spending related to our channel partner conference which was held in the first quarter of the prior year.
Depreciation and Amortization
Depreciation and amortization expense decreased by $89.9 million, or 47%, compared to the prior year period primarily due to the change in the estimate of the useful lives of our satellites in the fourth quarter of 2023. Additionally, we wrote off our remaining ground spare satellite in the second quarter of 2023 following completion of on-orbit testing, which resulted in accelerated depreciation expense of $37.5 million. No write-offs occurred during the six months ended June 30, 2024.
Other Expense
Interest Expense, Net
Interest expense, net increased $7.8 million for the six months ended June 30, 2024 compared to the prior year period, primarily due to the increase in the outstanding debt balance following the additional $125.0 million in Term Loan in March 2024 and the $50.0 million draw on the Revolving Facility in April 2024. Additionally, in June 2024, we repriced our Term Loan, which reduced the interest rate by 0.25 basis points. In connection with the additional debt and repricing, we incurred $3.5 million of fees that are included in interest expense, net.

Other Income (Expense), net
Other expense, net, was $0.6 million for the six months ended June 30, 2024, compared to other income, net, of $0.6 million for the prior year period. The variation was primarily the result of changes in foreign currency exchange rates.
Income Tax Benefit (Expense)
For the six months ended June 30, 2024, our income tax expense was $12.5 million, compared to income tax benefit of $10.7 million for the prior year period. The increase in income tax expense is primarily related to the impact of stock compensation tax expense and nondeductible executive compensation plus the increase in pre-tax book income in 2024 compared to 2023.
Gain (Loss) on Equity Method Investments
For the six months ended June 30, 2024, our gain on equity method investments was $16.1 million, primarily as a result of the acquisition of Satelles, upon which we recorded a $19.8 million gain on our previously held equity method investment, as noted above. For the six months ended June 30, 2023, our loss on equity method investments was $2.8 million, reflecting the portion of losses recorded on equity method investments, including Satelles, during the period.
Net Income (Loss)
Net income was $52.0 million for the six months ended June 30, 2024, compared to a net loss of $21.0 million for the prior year period. The $73.0 million improvement primarily resulted from the $89.9 million decrease in depreciation expense, the $19.8 million gain recorded as a result of the acquisition of Satelles and the $6.5 million increase in total revenue. These improvements were offset in part by the $23.2 million increase in income tax expense, $10.2 million increase in other operating expenses and the $7.8 million increase in interest expense.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations, cash and cash equivalents and our Revolving Facility. These sources are expected to meet our short-term and long-term liquidity needs for (i) required principal and interest on the Term Loan and Revolving Facility, (ii) capital expenditures, (iii) working capital, (iv) share repurchases under the program authorized by our Board of Directors, and (v) anticipated cash dividend payments to holders of our common stock.
As of June 30, 2024, our total cash and cash equivalents balance was $63.5 million, down from $71.9 million as of December 31, 2023. While we took on additional borrowings under the Term Loan and Revolving Facility during the six months ended June 30, 2024, and generated cash flows from operations, we used cash to complete the acquisition of Satelles, repurchased approximately $154.8 million in our common stock, paid dividends of approximately $32.8 million, and invested $27.0 million in capital expenditures during the six months ended June 30, 2024.
Term Loan and Revolving Facility
Pursuant to a credit agreement (as amended to date, the “Credit Agreement”), we previously entered into a term loan totaling $1,500.0 million (as so amended and restated, the “Term Loan”), issued at a price equal to 99.75%, and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The maturity date of the Term Loan is in September 2030. On March 25, 2024, we closed on an additional $125.0 million under our Term Loan, using the proceeds to complete the acquisition of Satelles, Inc. on April 1, 2024. The additional amount borrowed is fungible with the original $1,500.0 million, and has the same maturity date, interest rate and other terms, but was issued at a price equal to 99.875% of its face value. The Term Loan has been repriced on several occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%, with a 0.75% SOFR floor. We typically select a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, are equal to approximately $16.3 million per annum (one percent of the full principal amount of the Term Loan following the March 2024 increase), with the remaining principal due upon maturity.
As of June 30, 2024 and December 31, 2023, we had an aggregate of $1,616.9 million and $1,500.0 million, respectively, under the Term Loan. These amounts do not give effect to $15.9 million and $17.5 million, respectively, of net unamortized deferred financing costs. The principal balance in borrowings, net of the unamortized deferred financing costs, as of June 30, 2024 and December 31, 2023 amounted to $1,601.0 million and $1,482.5 million, respectively. As of June 30, 2024 and December 31, 2023, based upon recent trading prices (Level 2 - market approach), the fair value of our net borrowings under the Term Loan was $1,615.9 million and $1,506.6 million, respectively.
In April 2024, we drew down $50.0 million on our Revolving Facility to fund repurchases of our common stock under our Share Repurchase Program. This amount remained outstanding at June 30, 2024. The Revolving Facility bears interest at an annual rate equal to SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, and a commitment fee of 0.5% per year on the undrawn amount, which was reduced to 0.375% in the first quarter of 2024 because we had a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1. The Revolving Facility has a maturity date in September 2028.

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
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires us to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn, which was the case as of June 30, 2024. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all financial covenants as of June 30, 2024.
Contractual Obligations
As of June 30, 2024, we had non-cancelable purchase obligations of approximately $9.0 million for inventory purchases with Benchmark, our primary third-party equipment supplier, a decrease of $11.5 million from the end of 2023 primarily due to recovery from supply-chain constraints. These purchase obligations are all due within the next twelve months.
Our only material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2030, which is expected to be $1,519.4 million. We expect to refinance this amount at or prior to maturity.
Dividends
Total dividends paid during the six months ended June 30, 2024 were $32.8 million. While we expect to continue regular cash dividends, which began in 2023, any future dividends declared will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2024	2023	Change
	(In thousands)
Cash provided by operating activities	$152,540	$155,990	$(3,450)
Cash used in investing activities	$(137,719)	$(55,287)	$(82,432)
Cash used in financing activities	$(22,845)	$(164,941)	$142,096
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2024 decreased by $3.5 million from the prior year period, primarily due to a $4.1 million decrease in net income (loss), as adjusted for non-cash activities, primarily depreciation, associated with the change in useful lives of our satellites and the write-off of the remaining ground spare satellite in the prior year period. Cash flows related to changes in working capital decreased by approximately $0.6 million, primarily as a result of changes in inventory, offset by corresponding decreases in accounts payable and accrued expenses.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 increased by $82.4 million as compared to the prior year period, primarily as a result of our acquisition of Satelles on April 1, 2024, offset in part by a decrease in capital expenditures compared to the prior year. We expect our capital expenditures to average approximately $60.0 million per year through 2030.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 decreased by $142.1 million compared to the prior year period primarily due to the additional $125.0 million in borrowings under the Term Loan and the $50.0 million in borrowings under the Revolving Facility, offset in part by increased repurchases of our common stock.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,616.9 million under the Term Loan as of June 30, 2024. Under our Term Loan, we pay interest at an annual rate equal to SOFR, plus 2.25%, with a 0.75% SOFR floor. Accordingly, we are subject to interest rate fluctuations. The Cap manages our exposure to interest rate movements on a portion of our Term Loan. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.5 million related to the unhedged portion of the Term Loan.
We had an outstanding balance of $50.0 million under our Revolving Facility as of June 30, 2024. The Revolving Facility bears interest at SOFR plus 2.5%, without a SOFR floor. For every SOFR increase of 25 basis points, we expect our annual interest expense to increase by an additional $0.1 million related to the Revolving Facility.
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

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
There are no material pending legal proceedings, other than routine litigation incidental to our business.

ITEM 1A.     RISK FACTORS.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 15, 2024, as supplemented by the following risk factor.
Our PNT business, acquired in our purchase of Satelles, Inc., may be difficult to integrate and may not achieve its projected results.
In April 2024, we completed the acquisition of Satelles, Inc., adding a new line of business, which we refer to as our positioning, navigation and timing, or PNT, business. Satelles is the first company we have acquired in full, and integrating its personnel, services and operations into our existing business may be more difficult than we anticipated, resulting in increased expenses and diversion of management’s time. In addition, we may not be successful in growing the PNT business as we have projected, which could harm our financial condition and results of operations.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1-30	2,212,220	$29.56	2,212,220	$212.0 million
May 1-31	515,451	$30.42	515,451	$196.3 million
June 1-30	575,898	$26.99	575,898	$180.8 million
Total	3,303,569	$29.25	3,303,569	—
To date, our board of directors has authorized the repurchase of up to $1,000.0 million of our common stock through December 31, 2025. All shares included in the table above were purchased under this authorization in open market transactions, which does not include excise taxes.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS.
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
10.1
Amendment No. 2, dated as of June 4, 2024, among Iridium Holdings LLC, Iridium Satellite LLC, the other guarantors party thereto, the various lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, which amends the Amended and Restated Credit Agreement, dated September 20, 2023 (as previously amended on March 25, 2024), among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, various lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 5, 2024.

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the Securities and Exchange Commission on July 23, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023;
(ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023;
(iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023;
(iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and
(iv) Notes to Condensed Consolidated Financial Statements.

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
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: July 23, 2024