Form 10-Q
period 2024-09-30
Iridium Communications Inc.
filed 2024-10-17
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 10, 2024 was 113,847,782.

IRIDIUM COMMUNICATIONS INC.

ITEM 1.     FINANCIAL STATEMENTS

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$159,588	$71,870
Accounts receivable, net	96,457	91,715
Inventory	82,228	91,135
Prepaid expenses and other current assets	16,596	16,364
Total current assets	354,869	271,084
Property and equipment, net	2,099,544	2,195,758
Equity method investments	42,988	67,130
Other assets	60,214	86,708
Intangible assets, net	93,243	41,095
Goodwill	100,333	—
Total assets	$2,751,191	$2,661,775
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$18,260	$15,000
Accounts payable	13,561	28,671
Accrued expenses and other current liabilities	55,760	54,826
Deferred revenue	47,733	33,057
Total current liabilities	135,314	131,554
Long-term secured debt, net	1,776,513	1,467,490
Deferred income tax liabilities, net	120,273	114,642
Deferred revenue, net of current portion	39,842	43,965
Other long-term liabilities	15,492	16,025
Total liabilities	2,087,434	1,773,676
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 114,246 and 122,776 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	114	123
Additional paid-in capital	1,003,736	1,089,466
Accumulated deficit	(355,471)	(235,397)
Accumulated other comprehensive income, net of tax	15,378	33,907
Total stockholders’ equity	663,757	888,099
Total liabilities and stockholders’ equity	$2,751,191	$2,661,775

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2024
	2024	2023	2024	2023
Revenue:
Services	$159,855	$151,950	$460,899	$436,441
Subscriber equipment	22,169	20,422	69,819	89,474
Engineering and support services	30,747	25,230	86,973	70,068
Total revenue	212,771	197,602	617,691	595,983

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	43,848	41,394	129,761	113,431
Cost of subscriber equipment	12,769	12,823	40,595	56,075
Research and development	6,189	5,037	19,899	14,541
Selling, general and administrative	43,953	33,368	127,487	109,391
Depreciation and amortization	51,160	76,825	151,680	267,213
Total operating expenses	157,919	169,447	469,422	560,651
Operating income	54,852	28,155	148,269	35,332
Other income (expense), net:
Interest expense, net	(24,246)	(34,660)	(68,706)	(71,273)
Other income (expense), net	312	343	(291)	981
Total other expense, net	(23,934)	(34,317)	(68,997)	(70,292)
Income (loss) before income taxes and gain (loss) on equity method investments	30,918	(6,162)	79,272	(34,960)
Income tax benefit (expense)	(6,005)	6,009	(18,501)	16,673
Gain (loss) on equity method investments	(467)	(1,489)	15,664	(4,321)
Net income (loss)	$24,446	$(1,642)	$76,435	$(22,608)
Weighted average shares outstanding - basic	117,449	125,176	120,390	126,100
Weighted average shares outstanding - diluted	118,111	125,176	121,261	126,100
Net income (loss) per share - basic and diluted	$0.21	$(0.01)	$0.63	$(0.18)
Comprehensive income (loss):
Net income (loss)	$24,446	$(1,642)	$76,435	$(22,608)
Foreign currency translation adjustments	(288)	(712)	(1,011)	(753)
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 6)	(19,401)	2,011	(17,518)	2,416
Comprehensive income (loss)	$4,757	$(343)	$57,906	$(20,945)

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2024						Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	118,518	$119	$1,043,691	$(292,178)	$35,067	$786,699	125,045	$125	$1,118,623	$(170,482)	$51,927	$1,000,193
Stock-based compensation	—	—	19,035	—	—	19,035	—	—	17,654	—	—	17,654
Stock options exercised and awards vested	443	—	266	—	—	266	213	—	72	—	—	72
Stock withheld to cover employee taxes	(27)	—	(706)	—	—	(706)	(14)	—	(727)	—	—	(727)
Repurchases and retirements of common stock	(4,688)	(5)	(42,059)	(87,739)	—	(129,803)	(1,423)	(1)	(13,904)	(61,469)	—	(75,374)
Dividends	—	—	(16,491)	—	—	(16,491)	—	—	(16,473)	—	—	(16,473)
Cumulative translation adjustments	—	—	—	—	(288)	(288)	—	—	—	—	(712)	(712)
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	(19,401)	(19,401)	—	—	—	—	2,011	2,011
Net income (loss)	—	—	—	24,446	—	24,446	—	—	—	(1,642)	—	(1,642)
Balances at end of period	114,246	$114	$1,003,736	$(355,471)	$15,378	$663,757	123,821	$124	$1,105,245	$(233,593)	$53,226	$925,002

	Nine Months Ended September 30, 2024						Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	122,776	$123	$1,089,466	$(235,397)	$33,907	$888,099	125,902	$126	$1,124,610	$(47,744)	$51,563	$1,128,555
Stock-based compensation	—	—	54,561	—	—	54,561	—	—	50,761	—	—	50,761
Stock options exercised and awards vested	1,495	1	2,871	—	—	2,872	1,485	1	3,749	—	—	3,750
Stock withheld to cover employee taxes	(175)	—	(5,130)	—	—	(5,130)	(144)	—	(8,644)	—	—	(8,644)
Repurchases and retirements of common stock	(9,850)	(10)	(88,085)	(196,509)	—	(284,604)	(3,422)	(3)	(31,895)	(163,241)		(195,139)
Dividends	—	—	(49,947)	—	—	(49,947)	—	—	(33,336)	—	—	(33,336)
Cumulative translation adjustments	—	—	—	—	(1,011)	(1,011)	—	—	—	—	(753)	(753)
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	(17,518)	(17,518)	—	—	—	—	2,416	2,416
Net income (loss)	—	—	—	76,435	—	76,435	—	—	—	(22,608)	—	(22,608)
Balances at end of period	114,246	$114	$1,003,736	$(355,471)	$15,378	$663,757	123,821	$124	$1,105,245	$(233,593)	$53,226	$925,002

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$76,435	$(22,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	14,676	(20,753)
Depreciation and amortization	151,680	267,213
Stock-based compensation (net of amounts capitalized)	51,026	45,502
Amortization of deferred financing fees	1,826	3,142
(Gain) loss on equity method investments	(15,664)	4,321
All other items, net	688	384
Changes in operating assets and liabilities:
Accounts receivable	(3,724)	(18,675)
Inventory	8,758	(30,979)
Prepaid expenses and other current assets	115	1,869
Other assets	11,036	2,449
Accounts payable	(26,760)	(9,147)
Accrued expenses and other current liabilities	(2,344)	9,371
Deferred revenue	3,697	(3,122)
Other long-term liabilities	(279)	(1,861)
Net cash provided by operating activities	271,166	227,106

Cash flows from investing activities:
Capital expenditures	(45,622)	(57,285)
Acquisition of Satelles, Inc., net of cash acquired	(110,713)	—
Investment in Satelles, Inc.	—	(10,000)
Net cash used in investing activities	(156,335)	(67,285)

Cash flows from financing activities:
Borrowings under the Term Loan, net of issuance costs	419,783	63,940
Payments on the Term Loan	(109,629)	(72,315)
Borrowings under the Revolving Credit Facility	50,000	—
Payments on the Revolving Credit Facility	(50,000)	—
Repurchases of common stock	(284,603)	(195,139)
Payment of deferred financing fees	(345)	(1,164)
Proceeds from exercise of stock options	2,872	3,750
Tax payment upon settlement of stock awards	(5,130)	(8,644)
Payment of common stock dividends	(49,103)	(48,799)
Net cash used in financing activities	(26,155)	(258,371)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(958)	(2,343)
Net increase (decrease) in cash and cash equivalents, and restricted cash	87,718	(100,893)
Cash, cash equivalents, and restricted cash, beginning of period	71,870	168,770
Cash, cash equivalents, and restricted cash, end of period	$159,588	$67,877

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$73,354	$72,514
Income taxes paid, net	$3,566	$2,852

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$7,919	$5,051
Dividends accrued on common stock	$2,175	$1,087
Capitalized stock-based compensation	$3,536	$5,259

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
The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of September 30, 2024 and December 31, 2023: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. The Company did not hold any Level 3 assets as of September 30, 2024 or December 31, 2023.

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
The following table summarizes the Company’s inventory balances:

	September 30, 2024	December 31, 2023
	(In thousands)
Finished goods	$47,965	$48,698
Raw materials	35,338	43,599
Inventory valuation reserve	(1,075)	(1,162)
Total	$82,228	$91,135
Property and Equipment
The Company assesses its long-lived assets for impairment when indicators of impairment are present. During the fourth quarter of 2023, the Company updated its estimate of the satellites’ remaining useful lives based on the health of the constellation and related engineering data. As a result, the estimated useful lives of the satellites were extended by five years, from 12.5 years to 17.5 years. This change resulted in lower depreciation expense and hosted payload revenue for each of the first three quarters of 2024, compared to the corresponding quarter of the prior year.
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
3. Cash and Cash Equivalents
Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents:

	September 30, 2024	December 31, 2023	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$22,674	$32,526
Money market funds	136,914	39,344	Level 2
Total cash and cash equivalents	$159,588	$71,870
4. Intangible Assets and Goodwill
Intangible Assets
The following table presents identifiable intangible assets:

	September 30, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite-lived intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite-lived intangible assets:
Intellectual property	20 years	16,439	(11,312)	5,127
Patents	14 - 20 years	587	(199)	388
Customer relationships	12 years	57,000	(4,497)	52,503
Total		74,026	(16,008)	58,018
Total intangible assets		$109,251	$(16,008)	$93,243

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite-lived intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite-lived intangible assets:
Intellectual property	20 years	16,439	(10,987)	5,452
Assembled workforce	7 years	5,678	(5,678)	—
Patents	14 - 20 years	587	(169)	418
Total		22,704	(16,834)	5,870
Total intangible assets		$57,929	$(16,834)	$41,095
Amortization expense was $2.4 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $4.9 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Goodwill
During the nine months ended September 30, 2024, the Company acquired Satelles, Inc. (see Note 11), resulting in a goodwill balance of $100.3 million as of September 30, 2024. There was no goodwill balance as of December 31, 2023.
5. Debt
Term Loan and Revolving Facility
Pursuant to a credit agreement (as amended to date, the “Credit Agreement”), the Company previously entered into a term loan totaling $1,500.0 million (as so amended and restated, the “Term Loan”), issued at a price equal to 99.75%, and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The maturity date of the Term Loan is in September 2030. During the nine months ended September 30, 2024, the Company borrowed an additional $325.0 million under its Term Loan, comprised of $125.0 million on March 25, 2024 and $200.0 million on July 30, 2024. The additional amounts borrowed are fungible with the original $1,500.0 million and have the same maturity date, interest rate and other terms. The additional $125.0 million was issued at a price equal to 99.875% of its face value, while the additional $200.0 million was issued at 99.0% of its face value.
The proceeds from the March 2024 additional Term Loan were used for the acquisition of Satelles, Inc. (see Note 11) on April 1, 2024. In April 2024, the Company drew down $50.0 million on its Revolving Facility for general corporate purposes, including the funding of repurchases of its common stock. This amount was repaid with the expansion of the Term Loan in July 2024, and there were no amounts outstanding under the Revolving Facility as of September 30, 2024. The remaining proceeds from the July 2024 additional Term Loan have been and are expected to be used for general corporate purposes, including share repurchases.
The Term Loan has been repriced on several occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%, with a 0.75% SOFR floor. The Company typically selects a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, are equal to $18.3 million per annum (approximately one percent of the full principal amount of the Term Loan following the additional Term Loan amounts borrowed in July 2024), with the remaining principal due upon maturity.
As of September 30, 2024 and December 31, 2023, the Company had aggregate borrowings of $1,812.3 million and $1,500.0 million, respectively, under the Term Loan. These amounts do not give effect to $17.5 million of net unamortized deferred financing costs at the end of each period. The principal balance in borrowings, net of the unamortized deferred financing costs, as of September 30, 2024 and December 31, 2023 amounted to $1,794.8 million and $1,482.5 million, respectively. As of September 30, 2024 and December 31, 2023, based upon recent trading prices (Level 2 - market approach), the fair value of the Company’s net borrowings under the Term Loan was $1,782.9 million and $1,506.6 million, respectively.
The Revolving Facility bears interest at an annual rate equal to SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, and a commitment fee of 0.5% per annum on the undrawn amount, which was reduced to 0.375% in the first quarter of 2024 because the Company had a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1. The Revolving Facility has a maturity date in September 2028.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the

Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement) in the event the Company’s consolidated first lien net leverage ratio rises above 3.5 to 1 as of the end of the Company's previous fiscal year. As of December 31, 2023, the Company was below the specified leverage ratio, and a mandatory prepayment sweep was therefore not required in 2024. The Credit Agreement permits repayment, prepayment, and repricing transactions.
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn or subject to letter of credit exposure. As of September 30, 2024, the aggregate exposure under the Revolving Facility was less than 35%. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all financial covenants as of September 30, 2024.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The Company incurred third-party financing costs of $2.2 million in connection with the expansion of the Term Loan in July 2024, $1.9 million related to the repricing of the Term Loan in June 2024 and $1.6 million in connection with the expansion of the Term Loan in March 2024, substantially all of which were expensed. The amounts expensed are included within interest expense on the condensed consolidated statements of operations and comprehensive income (loss). The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Total interest incurred	$27,797	$37,277	$77,101	$80,584
Amortization of deferred financing fees	$657	$1,087	$1,918	$3,327
Capitalized interest	$1,272	$1,121	$3,460	$3,847
As of September 30, 2024 and December 31, 2023, accrued interest on the Term Loan was $0.4 million and $1.0 million, respectively.
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
Interest Rate Cap
In July 2021, the Company entered into an interest rate cap contract (the “Cap”), which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, as modified to date, currently provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of September 30, 2024 and December 31, 2023.
The Cap, which was not affected by the expansion of the Term Loan in July 2024 and March 2024 or the repricing of the Term Loan in June 2024, is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. The Company designated the Cap as a cash flow hedge of the variability of the SOFR-based interest payments on the Term Loan. The effective portion of the Cap’s change in fair value is recorded in accumulated other comprehensive income. Any ineffective portion of the Cap’s change in fair value will be recorded in current earnings as interest expense.
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

Fair Value of Derivative Instruments
As of September 30, 2024 and December 31, 2023, the Company had an asset balance of $41.7 million and $66.5 million, respectively, for the fair value of the Cap and a liability balance of $6.3 million and $8.4 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets on the condensed consolidated balance sheet.
During each of the three and nine months ended September 30, 2024 and September 30, 2023, the Company collectively incurred $0.8 million and $2.5 million, respectively, in interest expense for the Cap premium. Interest expense was reduced by $9.8 million and $9.6 million for the three months ended September 30, 2024 and 2023, respectively, and $29.5 million and $26.3 million for the nine months ended September 30, 2024 and 2023, respectively, for payments received related to the Cap.
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
The following table presents the amount of unrealized gain or loss and related tax impact associated with the Cap that the Company recorded in its condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Unrealized gain (loss), net of tax	$(19,401)	$2,011	$(17,518)	$2,416
Tax benefit (expense)	$5,957	$(621)	$5,094	$(761)
7. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have converted to common stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued. As of September 30, 2024 and December 31, 2023, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.
Dividends
Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In December 2022, the Company’s Board of Directors initiated a quarterly dividend. The Company paid dividends of $0.13 on March 28, 2024 and $0.14 per share of common stock on each of June 28, 2024 and September 30, 2024, resulting in total payments to stockholders of $49.1 million for the nine months ended September 30, 2024. Dividend payments for the nine months ended September 30, 2023 totaled $48.8 million. The Company’s liability related to dividends payable on common shares underlying unvested RSUs was $2.2 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively.
Share Repurchase Program
Since February 2021, the Company’s Board of Directors has authorized the repurchase of up to an aggregate of $1,500.0 million of the Company’s common stock, including the most recent approval in September 2024 of an additional $500.0 million through December 31, 2027. This timeframe can be extended or shortened by the Board of Directors. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The Company records share repurchases at cost, which includes broker commissions and related excise taxes. All shares are immediately retired upon repurchase in accordance with the board-approved policy. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings/accumulated deficit. The portion to be allocated to additional paid-in capital is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of the date of retirement.
During the three and nine months ended September 30, 2024, the Company repurchased and subsequently retired 4.7 million and 9.8 million shares of its common stock, respectively, for a total purchase price of $129.0 million and $282.3 million, respectively, inclusive of related commissions. During the three and nine months ended September 30, 2024, the Company incurred $1.2 million and $2.7 million, respectively, of related taxes, which are not included in the total purchase price. In addition, in September 2024, the Company purchased 21,000 shares for $0.7 million, which were settled and retired in October 2024.
The Company repurchased and subsequently retired 1.4 million and 3.4 million shares of its common stock during the three and nine months ended September 30, 2023, respectively, for a total purchase price of $73.8 million and $193.0 million, respectively, exclusive of $0.7 million and $1.2 million of related taxes incurred for the three and nine months ended September 30, 2024, respectively. In addition, in September 2023, the Company purchased 22,000 shares for $0.9 million, which were settled and retired in October 2023.
As of September 30, 2024, $552.2 million remained available and authorized for repurchase under this program.
8. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Commercial services revenue:
Voice and data	$57,693	$56,188	$169,125	$163,593
IoT data	43,695	38,460	124,759	104,971
Broadband	15,549	15,782	42,719	43,258
Hosted payload and other data	16,372	15,020	44,750	45,119
Total commercial services revenue	133,309	125,450	381,353	356,941
Government services revenue	26,546	26,500	79,546	79,500
Total services revenue	$159,855	$151,950	$460,899	$436,441
The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Commercial	$1,731	$1,881	$4,404	$9,304
Government	29,016	23,349	82,569	60,764
Total engineering and support services revenue	$30,747	$25,230	$86,973	$70,068
Approximately 42% and 46% of the Company’s accounts receivable balance at September 30, 2024 and December 31, 2023, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government.
The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $12.0 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively, and $26.4 million and $25.1 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	September 30, 2024	December 31, 2023
	(In thousands)
Contract Assets:
Commissions	$1,056	$1,114
Other contract costs	$1,841	$1,970
9. Leases
Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 13) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the estimated useful lives of the satellites, currently estimated to be approximately 17.5 years from their respective in-service dates. Lease income related to these agreements was $3.1 million and $5.4 million for the three months ended September 30, 2024 and 2023, respectively, and $9.3 million and $16.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease for the quarter ended September 30, 2024 as compared to September 30, 2023 was due to the change in estimated useful life of the satellites made in the fourth quarter of 2023. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income (loss).
Aireon has made payments to the Company pursuant to its hosting agreement, and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at September 30, 2024, exclusive of the $9.3 million recognized during the nine months ended September 30, 2024, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2024	$3,098
2025	12,391
2026	12,391
2027	12,391
2028	12,391
Thereafter	82,106
Total lease income	$134,768
10. Stock-Based Compensation
In May 2023, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of September 30, 2024, the remaining aggregate number of shares available for future grants under the Amended 2015 Plan was 8,574,398. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
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
The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2023	2,795	$40.24
Granted	2,497	30.07
Forfeited	(83)	38.24
Released	(1,197)	43.69
Outstanding at September 30, 2024	4,012	$32.92
Vested and unreleased at September 30, 2024 (1)	525

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2022	2,970	$31.60
Granted	1,102	59.20
Forfeited	(43)	44.15
Released	(999)	37.37
Outstanding at September 30, 2023	3,030	$39.52
Vested and unreleased at September 30, 2023 (1)	793
(1)     These RSUs were granted to the Company’s Board of Directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. Some members of the Company’s Board of Directors may elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 57,000 and 53,000 service-based RSUs were granted to the non-employee members of the Company’s Board of Directors as a result of these payments and elections during the nine months ended September 30, 2024 and 2023, respectively, with an estimated grant date fair value of $1.9 million and $2.8 million, respectively.
During the nine months ended September 30, 2024 and 2023, the Company granted approximately 1,579,000 and 667,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $46.5 million and $39.9 million, respectively.
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
Additionally, during the nine months ended September 30, 2024 and 2023, the Company granted approximately 303,000 and 134,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSU grants was $9.0 million and $8.2 million during the nine months ended September 30, 2024 and 2023, respectively. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of the March 2023 Executive RSUs will ultimately range from 0% to 150% of the number of shares underlying the Executive RSUs granted, and the vesting of the March 2024 Executive RSUs will ultimately range from 0% to 200% of the number of shares underlying the Executive RSUs granted, in each case based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date, which may be accelerated based on the retirement eligibility of grantees. During March 2024 and 2023, the Company awarded approximately 83,000 and 55,000 additional shares, respectively, related to long-term, performance-based RSUs granted to the Company’s executives in 2022 and 2021, respectively, for over-achievement of performance targets for the performance periods ended December 31, 2023 and 2022, respectively.
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
A summary of the activity of the Company’s stock options is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2023	676	$11.55	2.39	$20,036
Exercised	(298)	9.62		$5,488
Options outstanding and exercisable at September 30, 2024	378	$13.08	2.37	$6,571

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2022	1,185	$9.97	2.64	$49,094
Cancelled or expired	(4)	10.25
Exercised	(486)	7.72		$26,420
Options outstanding and exercisable at September 30, 2023	695	$11.54	2.66	$23,616
11. Acquisition of Satelles
On April 1, 2024, the Company acquired Satelles, Inc., a provider of satellite-based time and location services that complement and protect GPS and other GNSS systems. This acquisition is intended to support the Company’s long-term business objectives. Satelles was merged with a subsidiary of the Company, with Satelles as the surviving entity, now a direct and indirect wholly owned subsidiary of the Company. The acquisition date fair value of the consideration paid to acquire the remaining 80.5% of the outstanding shares and voting interest of Satelles that was not previously owned by the Company was approximately $125.5 million. The purchase price allocation set forth below, including valuation of intangible assets, is preliminary.

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
The customer relationships recognized were determined to have an economic life of 12 years. The Company will amortize the customer relationships over their useful lives, utilizing the economic benefit model. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Satelles. None of the goodwill is expected to be deductible for income tax purposes. As of September 30, 2024, there were no changes in the recognized amounts of goodwill resulting from the acquisition of Satelles.
The Company incurred $2.8 million of acquisition related costs that were expensed in the nine months ended September 30, 2024. These costs are included within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
The amounts of revenue and earnings of Satelles included in the Company’s condensed consolidated statements of operations and comprehensive income (loss), excluding the impact of the Company’s remeasurement of its prior equity interest in Satelles, are as follows:

	Three Months Ended September 30, 2024	Period from Acquisition Date to September 30, 2024
	(In thousands)	(In thousands)
Revenue	$5,257	$7,927
Net loss	(2,735)	(7,529)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Revenue	$212,770	$200,562	$619,563	$603,968
Net income (loss)	25,652	(4,805)	55,194	(43,440)
Prior to the acquisition date, the Company accounted for its 19.5% interest in Satelles as an equity-method investment. The acquisition date fair value of the previous equity interest was $39.7 million and was included in the measurement of the consideration transferred. The Company recognized a gain of $19.8 million as a result of remeasuring its prior equity interest in Satelles held before the business combination. The gain is included within gain (loss) from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2024.
12. Income Taxes
Income before income taxes and gain on equity method investments was $30.9 million and $79.3 million for the three and nine months ended September 30, 2024, respectively, while the income tax expense was $6.0 million and $18.5 million for the three and nine months ended September 30, 2024, respectively. The effective tax rate was 19.4% and 23.3% for the three and nine months ended September 30, 2024, respectively, which differed from the federal statutory rate of 21%, primarily due to the discrete tax expense associated with stock compensation and nondeductible executive compensation, which was partially offset by the deduction for foreign derived intangible income.
Loss before income taxes and loss on equity method investments was $6.2 million and $35.0 million for the three and nine months ended September 30, 2023, respectively, while the income tax benefit was $6.0 million and $16.7 million for the three and nine months ended September 30, 2023, respectively. The effective tax rate was 97.5% and 47.7% for the three and nine months ended September 30, 2023, respectively, which differed from the federal statutory rate of 21%, primarily due to a discrete tax benefit associated with stock compensation and U.S. tax credits, which were partially offset by tax expense associated with nondeductible executive compensation.
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
In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million for a preferred membership interest of approximately 6%. The Company’s investment in Aireon Holdings is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon was $42.2 million and $44.6 million as of September 30, 2024 and December 31, 2023, respectively. The investments made by the Company in Aireon Holdings prior to June 2022 had previously been written down to a carrying value of zero.
At each of September 30, 2024 and December 31, 2023, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.
Under the agreements with Aireon, Aireon agreed to pay the Company fees of $200.0 million to host the ADS-B receivers, of which $102.5 million had been paid as of September 30, 2024. These fees are recognized over the estimated useful life of the Company’s satellites, which is expected to result in revenue of approximately $9.3 million per year, following the change in estimate of the useful lives of the satellites that occurred in the fourth quarter of 2023. The Company recognized $2.3 million and $4.0 million of hosting fee revenue for the three months ended September 30, 2024 and 2023, respectively, and $6.9 million and $12.0 million for the nine months ended September 30, 2024 and 2023, respectively. Deferred hosting fee revenue totaled $3.0 million as of September 30, 2024.
Additionally, Aireon pays power and data services fees of approximately $23.5 million per year, in the aggregate, for the delivery of air traffic surveillance data over the Iridium® system. The Company recognized $5.9 million of power and data service fee revenue from Aireon for each of the three months ended September 30, 2024 and 2023, and $17.6 million for each of the nine months ended September 30, 2024 and 2023.
Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $2.1 million and $2.2 million as of September 30, 2024 and December 31, 2023, respectively.
The Company and the other Aireon investors have agreed to participate pro-rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $11.9 million. No bridge loan amounts were outstanding as of September 30, 2024 or December 31, 2023.
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

The following table summarizes the computations of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Numerator:
Net income (loss) - basic and diluted	$24,446	$(1,642)	$76,435	$(22,608)

Denominator:
Weighted average common shares — basic	117,449	125,176	120,390	126,100
Dilutive effect of stock options	181	—	240	—
Dilutive effect of RSUs	481	—	631	—
Weighted average common shares — diluted	118,111	125,176	121,261	126,100

Net income (loss) per share - basic and diluted	$0.21	$(0.01)	$0.63	$(0.18)
The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Performance-based RSUs	—	82	—	168
Service-based RSUs	—	500	—	655
Stock options	—	443	—	543

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 15, 2024 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 15, 2024, as updated and supplemented by this Form 10-Q, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
On April 1, 2024, we acquired Satelles, Inc., or Satelles, a provider of satellite-based time and location services that complement and protect GPS and other GNSS systems. This acquisition is intended to support our long-term business objectives.
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
At September 30, 2024, we had approximately 2,482,000 billable subscribers worldwide, an increase of 246,000, or 11%, from approximately 2,236,000 billable subscribers as of September 30, 2023. We have a diverse customer base, with end users in land mobile, Internet of Things, or IoT, maritime, aviation and government.

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

Comparison of Our Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,				Change
	2024	% of Total Revenue	2023	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$159,855	75%	$151,950	77%	$7,905	5%
Subscriber equipment	22,169	10%	20,422	10%	1,747	9%
Engineering and support services	30,747	15%	25,230	13%	5,517	22%
Total revenue	212,771	100%	197,602	100%	15,169	8%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	43,848	21%	41,394	21%	2,454	6%
Cost of subscriber equipment	12,769	6%	12,823	6%	(54)	—%
Research and development	6,189	3%	5,037	3%	1,152	23%
Selling, general and administrative	43,953	21%	33,368	17%	10,585	32%
Depreciation and amortization	51,160	23%	76,825	39%	(25,665)	(33)%
Total operating expenses	157,919	74%	169,447	86%	(11,528)	(7)%
Operating income	54,852	26%	28,155	14%	26,697	95%

Other income (expense):
Interest expense, net	(24,246)	(11)%	(34,660)	(17)%	10,414	(30)%
Other income, net	312	—%	343	—%	(31)	(9)%
Total other expense, net	(23,934)	(11)%	(34,317)	(17)%	10,383	(30)%
Income (loss) before income taxes and loss on equity method investments	30,918	15%	(6,162)	(3)%	37,080	(602)%
Income tax benefit (expense)	(6,005)	(3)%	6,009	3%	(12,014)	(200)%
Loss on equity method investments	(467)	—%	(1,489)	(1)%	1,022	(69)%
Net income (loss)	$24,446	12%	$(1,642)	(1)%	$26,088	(1,589)%

Revenue
Commercial Service Revenue

	Three Months Ended September 30,
	2024			2023			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$57.7	422	$46	$56.2	410	$46	$1.5	12	$—
IoT data	43.7	1,902	7.79	38.5	1,667	7.90	5.2	235	(0.11)
Broadband (3)	15.5	16.7	309	15.8	16.5	322	(0.3)	0.2	(13)
Hosted payload and other data	16.4	N/A		15.0	N/A		1.4	N/A
Total commercial services	$133.3	2,341		$125.5	2,094		$7.8	247
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
For the three months ended September 30, 2024, total commercial services revenue increased $7.8 million, or 6%, from the prior year period primarily as a result of increases in IoT, voice and data, and hosted payload and other data service revenue. Commercial IoT revenue increased $5.2 million, or 14%, for the three months ended September 30, 2024, compared to the same period of the prior year, primarily driven by a 14% increase in billable subscribers, largely due to strength in personal communication devices. Commercial voice and data revenue increased $1.5 million, or 3%, for the three months ended September 30, 2024, compared to the same period of the prior year, due primarily to an increase in billable subscribers. Hosted payload and other data service revenue also contributed with an increase of $1.4 million, or 9%, primarily due to increases in other data service revenue, including Satelles revenue, that was not present in the prior year, offset in part by decreased hosted payload revenue recognition resulting from the change in the estimated useful lives of our satellites in the fourth quarter of 2023.
Government Service Revenue

	Three Months Ended September 30,
	2024		2023		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$26.5	141	$26.5	142	$—	(1)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to the U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the three months ended September 30, 2024, revenue was $26.5 million, consistent with the prior year. On September 15, 2024, the annual rate increased reflecting a contractual step up in the EMSS contract.

Subscriber Equipment Revenue
Subscriber equipment revenue increased by $1.7 million, or 9%, for the three months ended September 30, 2024, compared to the prior year period, primarily due to an increase in the volume of handset sales, offset in part by a decrease in Short Burst Data® sales. As previously disclosed, we expect 2024 equipment sales to be lower than in 2023 and more in line with periods prior to 2022.
Engineering and Support Service Revenue

	Three Months Ended September 30,
	2024	2023	Change
	(In millions)
Commercial engineering and support services	$1.7	$1.9	$(0.2)
Government engineering and support services	29.0	23.3	5.7
Total engineering and support services	$30.7	$25.2	$5.5
Engineering and support service revenue increased by $5.5 million, or 22%, for the three months ended September 30, 2024 compared to the prior year period, primarily due to increased work under certain government contracts, predominantly the contract awarded by the Space Development Agency, or the SDA. Based on the SDA contract, we expect engineering and support service revenue, as well as associated expenses, to be generally higher than in years prior to 2023 throughout the life of the SDA contract.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $2.5 million, or 6%, for the three months ended September 30, 2024 compared to the prior year period, primarily as a result of the increase in work under certain government projects, including the SDA contract, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment remained relatively flat for the three months ended September 30, 2024 compared to the prior year period primarily due to an increase in the volume of handset sales, offset in part by the decrease in Short Burst Data sales, which was in line with the change in equipment revenue for the same period, as described above. Subscriber equipment costs remained consistent, which did not align to the increase in subscriber equipment revenue primarily due to product mix and a decrease in inventory component costs.
Research and Development
Research and development expenses increased by $1.2 million, or 23%, for the three months ended September 30, 2024 compared to the prior year period, due to increased spending on device-related features for our network, including Project Stardust, which is our multi-year project to develop Iridium NTN DirectSM, our standards-based Narrowband-Internet of Things (NB-IoT) and Non-Terrestrial Network (NB-NTN) messaging and SOS capabilities for smartphones, tablets, cars and related consumer applications.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses increased by $10.6 million, or 32%, for the three months ended September 30, 2024 compared to the prior year period, due primarily to costs related to the acquisition of Satelles, increased professional fees including stock appreciation rights expense in the current year resulting from changes in our stock valuation between the years, higher headcount costs, including equity compensation costs, and certain costs that were previously recorded in cost of services.

Depreciation and Amortization
Depreciation and amortization expense decreased by $25.7 million, or 33%, for the quarter ended September 30, 2024 compared to the prior year period. In the fourth quarter of 2023, we updated our estimate of the satellites’ remaining useful lives based on the health of the constellation, resulting in an extension of the useful lives from 12.5 years to 17.5 years and a reduction of quarterly depreciation expense as compared to periods prior to the fourth quarter of 2023. As a result of this change in estimate, we expect depreciation expense to be approximately $83.3 million lower for the full year 2024 as compared to the full year 2023.
Interest Expense, Net
Interest expense, net decreased $10.4 million, or 30%, for the three months ended September 30, 2024 compared to the prior year period. We incurred $14.7 million of fees in connection with our Term Loan refinancing in September 2023, compared to $2.2 million of fees that were incurred in connection with our increased Term Loan in the third quarter of 2024. These decreases were offset in part primarily by the increases in the average outstanding debt balance following the additional $200.0 million in Term Loan in July 2024 and $125.0 million in March 2024.
Income Tax Benefit (Expense)
For the three months ended September 30, 2024, our income tax expense was $6.0 million, compared to income tax benefit of $6.0 million for the prior year period. The increase in income tax expense was primarily related to the increase in pre-tax book income in 2024 as compared to 2023.
Loss on Equity Method Investments
For the three months ended September 30, 2024, our realized net loss on equity method investments was $0.5 million, compared to a loss of $1.5 million in the prior year period. These reflect the portion of losses recorded on our equity method investments.
Net Income (Loss)
Net income was $24.4 million for the three months ended September 30, 2024, compared to a net loss of $1.6 million for the prior year period. The $26.1 million increase in net income was primarily the result of the $25.7 million decrease in depreciation expense, the $15.2 million increase in total revenue and the $10.4 million decrease in interest expense, net, offset in part by the $10.6 million increase in selling, general and administrative expense and the $12.0 million increase in income tax expense.

Comparison of Our Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,				Change
	2024	% of Total Revenue	2023	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$460,899	75%	$436,441	73%	$24,458	6%
Subscriber equipment	69,819	11%	89,474	15%	(19,655)	(22)%
Engineering and support services	86,973	14%	70,068	12%	16,905	24%
Total revenue	617,691	100%	595,983	100%	21,708	4%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	129,761	21%	113,431	19%	16,330	14%
Cost of subscriber equipment	40,595	7%	56,075	9%	(15,480)	(28)%
Research and development	19,899	3%	14,541	2%	5,358	37%
Selling, general and administrative	127,487	21%	109,391	19%	18,096	17%
Depreciation and amortization	151,680	24%	267,213	45%	(115,533)	(43)%
Total operating expenses	469,422	76%	560,651	94%	(91,229)	(16)%
Operating income	148,269	24%	35,332	6%	112,937	320%

Other income (expense):
Interest expense, net	(68,706)	(11)%	(71,273)	(12)%	2,567	(4)%
Other income (expense), net	(291)	—%	981	—%	(1,272)	(130)%
Total other expense, net	(68,997)	(11)%	(70,292)	(12)%	1,295	(2)%
Income (loss) before income taxes and gain (loss) on equity method investments	79,272	13%	(34,960)	(6)%	114,232	(327)%
Income tax benefit (expense)	(18,501)	(3)%	16,673	3%	(35,174)	(211)%
Gain (loss) on equity method investments	15,664	3%	(4,321)	(1)%	19,985	(463)%
Net income (loss)	$76,435	13%	$(22,608)	(4)%	$99,043	(438)%

Revenue
Commercial Service Revenue

	Nine Months Ended September 30,
	2024			2023			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$169.1	422	$45	$163.6	410	$45	$5.5	12	$—
IoT data	124.8	1,902	7.68	105.0	1,667	7.49	19.8	235	0.19
Broadband (3)	42.7	16.7	284	43.2	16.5	305	(0.5)	0.2	(21)
Hosted payload and other data	44.8	N/A		45.1	N/A		(0.3)	N/A
Total commercial services	$381.4	2,341		$356.9	2,094		$24.5	247
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
For the nine months ended September 30, 2024, total commercial services revenue increased $24.5 million, or 7%, from the prior year period primarily driven by increases in IoT and voice and data service revenue. Commercial IoT revenue increased $19.8 million, or 19%, for the nine months ended September 30, 2024, compared to the prior year period, driven by a 14% increase in IoT billable subscribers, largely due to strength in personal communication devices and a new contract with a large customer executed in the first quarter of 2024. Commercial voice and data revenue increased $5.5 million, or 3%, from the prior year period primarily due to an increase in billable subscribers. These increases were offset in part by a decrease of $0.5 million, or 1%, in broadband revenue compared to the prior year period and a decrease of $0.3 million, or 1%, in hosted payload and other data service revenue compared to the prior year period. The decrease in hosted payload and other data service revenue was primarily due to decreased hosted payload revenue recognition resulting from the change in the estimated useful lives of our satellites in the fourth quarter of 2023, offset in part by increases in other data service revenue including Satelles revenue.
Government Service Revenue

	Nine Months Ended September 30,
	2024		2023		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$79.5	141	$79.5	142	$—	(1)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to the U.S. government and other authorized customers pursuant to our EMSS contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the nine months ended September 30, 2024, revenue remained consistent with the prior year period. As noted above, the annual rate increased on September 15, 2024, reflecting a contractual step up in accordance with the EMSS contract.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased $19.7 million, or 22%, for the nine months ended September 30, 2024, compared to the prior year period, primarily due to a decrease in the volume of handset sales, offset in part by an increase in Short Burst Data sales. As previously disclosed, we expect 2024 equipment sales to be lower than in 2023 and more in line with periods prior to 2022.
Engineering and Support Service Revenue

	Nine Months Ended September 30,
	2024	2023	Change
	(In millions)
Commercial engineering and support services	$4.4	$9.3	$(4.9)
Government engineering and support services	82.6	60.8	21.8
Total engineering and support services	$87.0	$70.1	$16.9
Engineering and support service revenue increased $16.9 million, or 24%, for the nine months ended September 30, 2024 compared to the prior year period, primarily due to increased work under certain government projects, including the SDA contract, offset in part by decreases in commercial engineering projects. As noted above, we expect engineering and support service revenue, as well as associated expenses, to be generally higher than in years prior to 2023 throughout the life of the SDA contract.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $16.3 million, or 14%, for the nine months ended September 30, 2024, compared to the prior year period primarily as a result of an increase in work under certain government engineering contracts, including the SDA contract, as noted above, and higher satellite operation costs.
Cost of Subscriber Equipment
Cost of subscriber equipment decreased by $15.5 million, or 28%, for the nine months ended September 30, 2024, compared to the prior year period, primarily due to the decrease in volume of handset sales, offset in part by an increase in Short Burst Data sales, which was in line with the change and expectations in equipment revenue for the same period, as noted above, and decreased inventory component costs.
Research and Development
Research and development expenses increased by $5.4 million, or 37%, for the nine months ended September 30, 2024, compared to the prior year period, due to increased spending on device-related features for our network, including Project Stardust, as noted above.
Selling, General and Administrative
Selling, general and administrative expenses increased by $18.1 million, or 17%, for the nine months ended September 30, 2024, compared to the prior year period, primarily due to higher headcount-related expenses, including equity compensation costs, as well as costs related to the acquisition of Satelles and certain costs that were previously recorded in cost of services, offset in part by a decrease in stock appreciation rights expense in the current year resulting from changes in our stock valuation between the years and decreased spending related to our channel partner conference which was held in the first quarter of the prior year.
Depreciation and Amortization
Depreciation and amortization expense decreased by $115.5 million, or 43%, compared to the prior year period primarily due to the change in the estimate of the useful lives of our satellites in the fourth quarter of 2023. Additionally, we wrote off our remaining ground spare satellite in the second quarter of 2023 following completion of on-orbit testing, which resulted in accelerated depreciation expense of $37.5 million. No write-offs occurred during the nine months ended September 30, 2024.
Other Expense
Interest Expense, Net
Interest expense, net decreased $2.6 million for the nine months ended September 30, 2024 compared to the prior year period, primarily related to the decrease in fees paid in connection with changes to the Term Loan. In September 2023, we paid $14.7 million of fees incurred in connection with our Term Loan refinancing. In 2024, we incurred $5.7 million of fees in connection with the additional debt and repricing, that are included in interest expense, net. These decreases in interest expense were offset in part by interest incurred on the increase in the average outstanding debt balance.
Other Income (Expense), net
Other expense, net, was $0.3 million for the nine months ended September 30, 2024, compared to other income, net, of $1.0 million for the prior year period. The variation was primarily the result of changes in foreign currency exchange rates.
Income Tax Benefit (Expense)
For the nine months ended September 30, 2024, our income tax expense was $18.5 million, compared to income tax benefit of $16.7 million for the prior year period. The increase in income tax expense was primarily related to the impact of stock compensation tax expense and nondeductible executive compensation plus the increase in pre-tax book income in 2024 as compared to 2023.
Gain (Loss) on Equity Method Investments
For the nine months ended September 30, 2024, our gain on equity method investments was $15.7 million, primarily as a result of the acquisition of Satelles, as we recorded a $19.8 million gain on our previous equity method investment in Satelles, offset in part by the portion of losses recorded on other equity method investments. For the nine months ended September 30, 2023, our loss on equity method investments was $4.3 million, reflecting the portion of losses recorded on equity method investments, including Satelles, during the period.
Net Income (Loss)
Net income was $76.4 million for the nine months ended September 30, 2024, compared to a net loss of $22.6 million for the prior year period. The $99.0 million improvement primarily resulted from the $115.5 million decrease in depreciation expense, the $21.7 million increase in total revenue and the $20.0 million increase in gain on equity method investments, primarily as a result of the acquisition of Satelles as described above. These improvements were offset in part by the $35.2 million increase in income tax expense and the $24.3 million increase in other operating expenses.
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
As of September 30, 2024, our total cash and cash equivalents balance was $159.6 million, up from $71.9 million as of December 31, 2023. While we borrowed an additional $325.0 million under the Term Loan during the nine months ended September 30, 2024, and generated cash flows from operations, we used cash to complete the acquisition of Satelles, repurchased $284.6 million in our common stock (including related taxes), paid dividends of $49.1 million, and invested $45.6 million in capital expenditures during the nine months ended September 30, 2024.
Term Loan and Revolving Facility
Pursuant to a credit agreement, as amended to date, or the Credit Agreement, we previously entered into a term loan totaling $1,500.0 million, or the Term Loan, issued at a price equal to 99.75%, and an accompanying $100.0 million revolving loan, or the Revolving Facility. The maturity date of the Term Loan is in September 2030. We borrowed an additional $125.0 million under the Term Loan on March 25, 2024 and $200.0 million on July 30, 2024. The additional amounts borrowed are fungible with the original $1,500.0 million, and have the same maturity date, interest rate and other terms. The additional $125.0 million was issued at a price equal to 99.875% of its face value, while the additional $200.0 million was issued at a price equal to 99.0% of its face value.
The March 2024 additional Term Loan borrowings were used to complete the acquisition of Satelles, Inc. on April 1, 2024. In April 2024, we drew $50.0 million under our Revolving Facility for general corporate purposes, including the funding of repurchases of our common stock. This amount was repaid with the expansion of the Term Loan in July 2024, and no amounts were outstanding under the Revolving Facility as of September 30, 2024. The remaining proceeds of the Term Loan expansion in 2024 have been and are expected to be used for general corporate purposes, including share repurchases.
The Term Loan has been repriced on several occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate, or SOFR, plus 2.25%, with a 0.75% SOFR floor. We typically select a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, are equal to $18.3 million per annum (approximately one percent of the full principal amount of the Term Loan following the July 2024 increase), with the remaining principal due upon maturity.

As of September 30, 2024 and December 31, 2023, we had aggregate borrowings of $1,812.3 million and $1,500.0 million, respectively, under the Term Loan. These amounts do not give effect to $17.5 million of net unamortized deferred financing costs at the end of each period. The principal balance in borrowings, net of the unamortized deferred financing costs, as of September 30, 2024 and December 31, 2023 amounted to $1,794.8 million and $1,482.5 million, respectively. As of September 30, 2024 and December 31, 2023, based upon recent trading prices (Level 2 - market approach), the fair value of our net borrowings under the Term Loan was $1,782.9 million and $1,506.6 million, respectively.
The Revolving Facility bears interest at an annual rate equal to SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, and a commitment fee of 0.5% per annum on the undrawn amount, which was reduced to 0.375% in the first quarter of 2024 because we had a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1. The Revolving Facility has a maturity date in September 2028.
The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement) in the event our consolidated first lien net leverage ratio rises above 3.5 to 1 as of the end of our fiscal year. As of December 31, 2023, we were below the specified leverage ratio, and a mandatory prepayment sweep was therefore not required. The Credit Agreement permits repayment, prepayment, and repricing transactions.
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires us to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn or subject to letter of credit exposure. As of September 30, 2024, the aggregate exposure under the Revolving Facility was less than 35%. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all financial covenants as of September 30, 2024.
We entered into an interest rate cap contract, or the Cap, which had an effective date of December 2021. The Cap manages our exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, as modified to date, currently provides us with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%, and carried a notional amount of $1.0 billion as of September 30, 2024 and December 31, 2023.
Contractual Obligations
As of September 30, 2024, we had non-cancelable purchase obligations of approximately $10.9 million for inventory purchases with Benchmark, our primary third-party equipment supplier, which was a decrease of $10.6 million from the end of 2023 primarily due to recovery from supply chain constraints in prior years. These purchase obligations to Benchmark are due within the next twelve months.
Our only material long-term contractual cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2030, which is expected to be $1,711.9 million. We plan to refinance this amount at or prior to maturity.
Dividends
Total dividends paid during the nine months ended September 30, 2024 were $49.1 million. While we expect to continue regular cash dividends, which began in 2023, any future dividends declared will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2024	2023	Change
	(In thousands)
Cash provided by operating activities	$271,166	$227,106	$44,060
Cash used in investing activities	$(156,335)	$(67,285)	$(89,050)
Cash used in financing activities	$(26,155)	$(258,371)	$232,216
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024 increased by $44.1 million from the prior year period, primarily due to an increase in working capital of approximately $40.6 million. This increase was mainly the result of changes in inventory, offset by corresponding decreases in accounts payable and accrued expenses. In 2023, we replenished finished goods and component inventory, including last time buys.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 increased by $89.1 million as compared to the prior year period, primarily as a result of our acquisition of Satelles on April 1, 2024, offset in part by a decrease in capital expenditures compared to the prior year. We expect our capital expenditures to average approximately $60.0 million per year through 2030.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 decreased by $232.2 million compared to the prior year period primarily due to the additional $325.0 million in borrowings under the Term Loan, offset in part by increased repurchases of our common stock.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,812.3 million under the Term Loan as of September 30, 2024. Under our Term Loan, we pay interest at an annual rate equal to SOFR plus 2.25%, with a 0.75% SOFR floor. Accordingly, we are subject to interest rate fluctuations. The Cap manages our exposure to interest rate movements on a portion of our Term Loan. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $2.0 million related to the unhedged portion of the Term Loan.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1-31	1,136,965	$27.47	1,136,965	$149.5 million
August 1-31	1,754,789	$26.91	1,754,789	$102.3 million
September 1-30	1,787,350	$28.03	1,787,350	$552.2 million
Total	4,679,104	$27.48	4,679,104	—
In July 2023, our board of directors authorized a share repurchase program of up to $400.0 million through December 31, 2025, and in September 2024, our board of directors authorized an additional share repurchase program of up to $500.0 million through December 31, 2027. Since initiating share repurchases in February 2021, our board has authorized the repurchase of an aggregate $1,500.0 million of our common stock, including the programs referenced above. All shares included in the table above were purchased under this authorization in open market transactions, which does not include commissions or excise taxes.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS.
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
10.1
Amendment No. 3, dated as of July 30, 2024, to the Amended and Restated Credit Agreement, dated September 20, 2023, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, various lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 30, 2024.

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDIUM COMMUNICATIONS INC.

By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: October 17, 2024