Form 10-K
period 2024-12-31
Iridium Communications Inc.
filed 2025-02-13
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,409.2 million.
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 7, 2025 was 108,839,159.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

IRIDIUM COMMUNICATIONS INC.

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2024

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

PART I

Item 1. Business

Business Overview

Iridium Communications Inc. (“we,” “us,” or “Iridium”) is the only commercial provider of communications services offering true global coverage, connecting people, organizations and assets to and from anywhere, in real time. Our low-earth orbit (LEO), L-band network provides reliable, weather-resilient communications services to regions of the world where terrestrial wireless or wireline networks do not exist or are limited, including remote land areas, open ocean, airways, the polar regions, and regions where the telecommunications infrastructure has been affected by political conflicts or natural disasters.

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

The current Iridium® constellation was completed in 2019, fully replacing our first-generation system. In addition to supporting new products with higher data speeds, it hosts the Aireon® system, which provides a global air traffic surveillance service through a series of automatic dependent surveillance-broadcast, or ADS-B, receivers on our satellites. We formed Aireon LLC in 2011, with subsequent investments from several air navigation service providers, or ANSPs, to develop and market this service. Aireon has contracted to provide surveillance and other services to ANSPs and other customers around the world. Aireon has also contracted to pay us a fee to host the ADS-B receivers on our satellites, as well as data service fees for the delivery of the air traffic surveillance data over the Iridium system. In addition, we have an agreement with L3Harris Technologies, Inc., or L3Harris, the manufacturer of the Aireon hosted payload, pursuant to which L3Harris pays us fees to allocate the remaining hosted payload capacity to its customers and data service fees on behalf of these customers.

Our commercial business, which we view as our primary source of long-term growth, is diverse and serves markets such as emergency services, maritime, aviation, government, utilities, oil and gas, mining, recreation, forestry, heavy equipment, construction, railways and other transportation. Many of our end users view our products and services as critical to their daily operations and integral to their communications and business infrastructure. For example, multinational corporations in various sectors use our services for business telephony, email and data transfer, including telematics and personal location tracking, and to provide mobile communications services for employees in areas inadequately served by other telecommunications networks. Commercial enterprises use our services to track assets in remote areas and provide telematics information such as location and engine diagnostics. Ship crews and passengers use our services for ship-to-shore calling, as well as to send and receive email and data files, and to receive electronic media, weather reports, emergency bulletins and electronic charts. Shipping operators use our services to manage operations on board ships and to transmit data, such as course, speed, fuel, weather and other navigation service data, as well as for emergency services, as one of only two networks currently approved to provide Global Maritime Distress and Safety System (GMDSS) services. Aviation end users use our services for air-to-ground telephony and data communications for position reporting, flight following, emergency tracking, weather information, electronic flight bag updates, and airline operational communications. Recreational users rely on our services as a safety and critical personal communications lifeline to remain in contact with friends and family, as well as for emergency distress signals. We have also seen growing adoption of our services to support autonomous systems, for which Iridium is used for command and control, image transmission and environmental data gathering via unmanned aerial, underwater and surface vehicles. Iridium Certus® provides a platform for our partners to develop specialized broadband and midband (a term we use to describe services between our legacy 2.4 Kbps narrowband and our 128 Kbps and higher broadband offerings) applications on our network. In 2024, we introduced additional Iridium Certus offerings that enable IoT applications to send more data, with greater security and natively delivered via cloud infrastructure. With broadband services provided for the maritime, land-mobile and aviation industries and a midband service designed for maximum mobility, Iridium Certus offers the flexibility to scale device speeds, sizes and power requirements both up and down based on the needs of the end-user. We expect that these and future Iridium Certus service offerings will continue to drive growth opportunities in our commercial business.

In 2024, we acquired Satelles, Inc., a provider of highly secure, satellite-based position, navigation and timing (PNT) services that complement and protect GPS and other Global Navigation Satellite System, or GNSS, reliant systems. Time synchronization and location data play an important role in the global economy, particularly for major industries supported by critical infrastructure, such as financial services, telecommunications, cyber-security and transportation. We believe the acquisition of Satelles’s business could generate substantial growth in our service revenue, as well as incremental equipment and engineering services revenue over the coming years from both government and commercial customers.

The U.S. government, directly and indirectly, has been and continues to be our largest single customer, generating $223.3 million in service and engineering and support service revenue, or 27% of our total revenue, for the year ended December 31, 2024. This does not include revenue from the sale of equipment that may be ultimately purchased by U.S. or non-U.S. government agencies through third-party distributors, or airtime services purchased by U.S. or non-U.S. government agencies that are provided through our commercial gateway, as we lack specific visibility into these activities and the related revenue. We operate primarily under a multi-year, fixed-price contract with the U.S. government, which we refer to as our Enhanced Mobile Satellite Services, or EMSS, contract to provide specified satellite airtime services for an unlimited number of U.S. Department of Defense, or DoD, and other federal government subscribers. The EMSS contract, entered into in September 2019, has a total value of $738.5 million over its seven-year term, through September 2026, with annual revenues between $100 million and $110.5 million over the term. We provide other services, such as Iridium Certus, to the U.S. government under separate arrangements for an additional fee.

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

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 110 service providers, approximately 310 value-added resellers, or VARs, and approximately 85 value-added manufacturers, or VAMs, which create and sell technology that uses the Iridium network either directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services to target specific lines of business. We expect that demand for our services will increase as more applications are developed and deployed that utilize our technology.

At December 31, 2024, we had approximately 2,460,000 billable subscribers worldwide, representing an 8% increase compared to December 31, 2023. Total revenue increased from $790.7 million in 2023 to $830.7 million in 2024, representing a 5% increase.

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

We believe that growth in the terrestrial wireless industry has increased awareness of the need and higher expectations for reliable mobile voice and data communications services. In addition, despite significant penetration and competition, terrestrial wireless systems do not cover a large majority of the earth’s surface and are focused mainly in those areas where people live, excluding oceans and other remote regions where ships, airplanes and other remote assets may be. By offering mobile communications services with global voice and data coverage, mobile satellite service providers address the demand from businesses, governments and individuals for connectivity and reliability in locations not consistently served by wireline and wireless terrestrial networks.

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

Communications industry sectors include:
•mobile satellite services, which provide customers with voice and data connectivity to mobile and fixed devices using ground facilities and networks of geostationary, or GEO, satellites operating in licensed L-band or S-band frequencies, which are located approximately 22,300 miles above the equator, medium earth orbit satellites, which orbit between approximately 6,400 and 10,000 miles above the earth’s surface, or low earth orbit, or LEO, satellites, such as those in our constellation, which orbit between approximately 300 and 1,000 miles above the earth’s surface;
•very small aperture terminal, or VSAT, satellite services (previously referred to as fixed satellite services), which typically use GEO or LEO satellites operating in licensed Ka-band or Ku-band frequencies to provide customers with broadband communications links between fixed or moving points on or above the earth’s surface; and
•terrestrial services, which use a network of land-based equipment, including switching centers and radio base stations, to provide wireless or wireline connectivity and are complementary to satellite services.

Within the two major satellite sectors, VSAT services and mobile satellite services, the products that operators offer differ from each other with respect to size of antenna and types of services that the products can offer. VSAT services providers, such as Intelsat S.A., Eutelsat Communications S.A. and SES S.A., are characterized by large, often stationary ground terminals that send and receive high-bandwidth signals to and from the satellite network for video and high-speed data customers and international telephone markets. Primary offerings by newer entrants, such as Space Exploration Technology Corp.’s, or SpaceX, Starlink and OneWeb Holdings Limited, are based on a LEO network, but due to their K-band higher-broadband offerings, they are more similar to VSAT services requiring larger-antennas and power. By contrast, mobile satellite services providers, such as us, focus more on voice and data services, where mobility and small-sized terminals are essential. Other mobile satellite service providers include Globalstar, Inc., ORBCOMM Inc., portions of Viasat Inc.’s businesses (following its acquisition of Inmarsat Global Limited) and Starlink in limited areas with their direct-to-device offering utilizing terrestrial cellular frequencies that extend cellular coverage within defined markets.

LEO systems, such as the one we operate, generally have lower transmission delays, or latency, than GEO systems, due to the shorter distance signals have to travel. Additionally, our L-band solutions enable the use of smaller antennas on mobile devices. Our L-band spectrum is also more resistant to weather interference than the K-band spectrum used by VSAT providers such as Starlink and OneWeb. We believe the unique interlinked mesh architecture of our constellation, combined with the global footprint of our satellites, distinguishes us from regional LEO satellite operators such as Globalstar and ORBCOMM, by allowing us to route voice and data transmissions to and from anywhere on the earth’s surface without the need for local ground infrastructure. As a result, we are the only mobile satellite services operator offering real-time, weather-resilient, low-latency services with true global coverage, including full coverage of the polar regions.

Our Competitive Strengths
•Our Constellation. Our unique satellite constellation provides true global and weather-resilient coverage, which enables our wide range of service offerings and empowers the development of new global products and services, as well as supporting Aireon’s aircraft tracking service and other hosted payload missions. Our network design of 66 operational satellites uses an interlinked mesh architecture to transmit signals from satellite to satellite, which reduces the need for multiple local ground stations around the world, facilitates the global reach of our services, and increases network redundancy. Some of our competitors use GEO satellites, which orbit above the earth’s equator, limiting their visibility to far northern or southern latitudes and polar regions. LEO satellites without a crosslink architecture from operators like Globalstar and ORBCOMM use an architecture commonly referred to as “bent pipe,” which requires voice and data transmissions to be immediately routed to ground stations in the same region as the satellite and can only provide real-time service when they are within view of a ground station, limiting coverage to areas near where they have been able to license and locate ground infrastructure. The LEO design of our satellite constellation produces minimal voice and data transmission delays compared to GEO systems due to the shorter distance our signals have to travel, and LEO systems typically have smaller antenna and power requirements. Our L-band spectrum is also more resistant to weather interference than the K-band spectrum used by many of our competitors.
•Attractive and growing markets. We believe that mobile satellite services will continue to experience growth driven by the increasing public expectations for reliable mobile voice and data communications services, the lack of coverage of most of the earth’s surface by terrestrial wireless systems, the continued development of the IoT, and the continued development of other innovative, lower-cost technology, such as applications integrating mobile satellite products and services into other devices, including embedding standards-based satellite technology in smartphones and IoT devices. Only satellite providers can offer global coverage, and developing a satellite network requires significant financial investment, as well as technological and regulatory challenges. We believe that we are well-positioned to capitalize on the growth in our industry from end users who require reliable, easy-to-use mobile communications services in all locations.
•Strategic relationship with the U.S. government. The U.S. government is our largest single customer, and we have provided airtime services to the U.S. government (particularly the DoD) since our inception. We believe the U.S. government views our encrypted handset, IoT devices, tactical radio services and other products as mission-critical services and equipment. The U.S. government continues to make significant investments in a dedicated gateway on a U.S. government site to provide operational security and allow U.S. government handset and IoT users to communicate securely with other U.S. government communications equipment. This gateway is only compatible with our satellite network. In September 2019, we entered into the EMSS contract and continue to see usage of our network under this contract. With ongoing investments by the DoD, we expect to see growth in adoption as enhancements are implemented and new services are launched. We also view the SDA contract as a confirmation and expansion of our strategic relationship with the U.S. government.
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

Our Business and Growth Strategies
•Leverage our largely fixed-cost infrastructure to grow our service revenue. Our business model is characterized by periodic higher capital costs in connection with designing, building and launching new generations of our satellites to support our 15-20 year constellation operational cycles, and a low incremental cost of providing service to additional end users. We are currently in a period of lower capital expense, which we expect to continue until at least 2031. We believe that service revenue will continue to be our largest source of future growth and profits, and we intend to focus on growing both our commercial and government service revenue in order to leverage our largely fixed-cost infrastructure. In particular, we believe that broadband, midband and narrowband data services through Iridium Certus, resilient PNT services, and satellite IoT services, where we are engaging large, global enterprises as long-term customers for data and telematics solutions, represent our greatest opportunities for service revenue growth.
•Expand our target markets through the development of new products and services. We believe that we can expand our target markets by developing and offering a broader range of products and services, including a wider array of cost-

effective and competitive broadband, midband, safety services, and IoT data services using our proprietary Iridium Certus technology to complement and expand on our legacy narrowband services. Iridium Certus is a multi-service technology platform that can deliver a range of services, from voice to a high-throughput L-band data connection, at a range of competitive price points, data speeds, and terminal dimensions to meet an expanding set of customer requirements. Beyond Iridium Certus technology, we also plan to expand our target markets by adding a standards-based IoT solution. Specifically, during 2024, we announced that the 3GPP, the partnership through which the national standards development organizations create technical specifications for mobile networks, accepted our request to extend the functionality of Narrowband Internet of Things, or NB-IoT, for Non-Terrestrial Networks, or NTN, to include Iridium frequencies and technology requirements in its next release. This will pave the way for Iridium’s satellite service to be accessible via industry standard chipsets, furthering our progress in developing and deploying our newest service, Iridium NTN DirectSM, over the Iridium network. Also in 2024, through our acquisition of Satelles, we now offer highly secure satellite-based time and location services that complement and protect GPS and other GNSS-reliant systems, which we expect to be a source of significant revenue growth in the future.
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
•Continued growth in services provided to the U.S. government. Under our EMSS contract, we provide Iridium airtime services, including unlimited global standard and secure voice, paging, fax, Short Burst Data®, or SBD®, Iridium Burst®, Router-Based Unrestricted Digital Interworking Connectivity Solutions (RUDICs) and DTCS services for an unlimited number of DoD and other federal government subscribers. The fixed-price annual rate of the EMSS contract through September 2025 is $107 million, with one increase thereafter up to $110.5 million for the final contract year ending in September 2026. Other services such as Iridium Certus and PNT provide us with opportunities to offer new products and services to the U.S. government for an additional fee.
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

Distribution Channels

We sell our products and services to customers through a wholesale distribution network of approximately 110 service providers, approximately 310 VARs and approximately 85 VAMs. These distributors sell our products and services to end users, either directly or indirectly through service providers, VARs or dealers. Of these distributors, approximately 56 sell primarily to U.S. and international government customers. Our distributors often integrate our products and services with other complementary hardware and software and have developed individual solutions targeting specific lines of business. We also sell airtime services directly to the U.S. government, including the DoD, for resale to other government agencies. The U.S. government and international government agencies may purchase additional services as well as our products and related applications through our network of distributors.

We provide our distributors with support services, including assistance with coordinating end user sales and marketing, strategic planning and training, and second-tier customer support, as well as helping them market our products and services and respond to new business opportunities. We have representatives covering three regions around the world to better manage our distributor relationships: the Americas, which includes North, South and Central America; Asia Pacific, which includes Australia and Asia; and Europe, which includes the Middle East, Africa and Russia. We have also established a global service program to provide portside service for our maritime customers at major ports worldwide. In addition, we maintain various online management tools that allow us to communicate efficiently with our distributors and allow them to manage their customers’ Iridium devices from anywhere in the world. By relying on our distributors to manage end user sales, we believe that we reduce some of the risks and costs related to our business, such as consumer relationship risks and sales and marketing costs, while providing a broad and expanding distribution network for our products and services with access to diverse and geographically dispersed niche markets. We are also able to benefit from the specialized expertise of our distributors, who continue to develop innovative and improved solutions and applications integrating our product and service offerings, providing us with an attractive platform to support our growth.

Commercial Markets

We view our commercial business as our primary source of long-term growth. Service providers and VARs serve as our main distribution channel by purchasing our products and services and marketing them directly to their customers or indirectly through independent dealers. They are each responsible for customer billing, end user customer care, managing credit risk and maintaining all customer account information. If our service providers or VARs provide our services through dealers, these dealers will often provide such services directly to the end user. Service providers typically purchase our most basic products and services, such as mobile voice services and related satellite handsets, and offer additional services such as voicemail. Unlike service providers, our VARs typically focus more on data applications and provide a broader array of value-added services specifically targeted to the niche markets they serve, such as IoT, maritime, aviation and government markets, where high-use customers with specialized needs are concentrated. These VARs integrate our handsets, transceivers, high-speed data devices and SBD modems with other hardware and software to create packaged solutions for end users. Examples of these applications include cockpit voice and data solutions for use by the aviation sector and voice, data and tracking applications for industrial customers, such as Caterpillar Inc., the DoD, and other U.S. and foreign government agencies. Our service providers include satellite service providers such as Marlink AS, Applied Satellite Technology Limited and Network Innovations, as well as some of the largest telecommunications companies in the world, including Telstra Limited, KDDI Corporation and Singapore Telecommunications Limited, or Singtel. Our VARs include ARINC Incorporated, Beam Communications Pty Ltd., Garmin Services Inc., Garmin International Inc., Gogo Business Aviation LLC, Komatsu Ltd, Kore Telematics Inc., MetOcean Telematics Limited, NAL Research Corporation, and Zunibal S.A.

We also sell our products to VAMs, who integrate our transceivers or chipsets into their proprietary hardware. These VAMs produce specialized end-user equipment, including integrated ship, vehicular and aviation communications systems, and global asset tracking devices, which they offer to end users in IoT, maritime, aviation and government markets. As with our service providers and VARs, VAMs sell their products either directly or through other distributors, including some of our service providers and VARs. Our VAMs include Intellian, Thales, Calamp Wireless Networks Corporation, Garmin Services Inc., Jacobs Technology, Inc., and Lars Thrane A/S.

In addition to VARs and VAMs, we maintain relationships with approximately 90 value-added developers, or VADs. We typically provide technical information to these companies on our products and services, which they then use to develop software and hardware that complements our products and services in line with the specifications of our VARs and VAMs. These products include handset docking stations, airline tracking and flight management applications and crew e-mail applications for the maritime industry. We believe that working with VADs allows us to create new platforms for our products and services and increases our market opportunity while reducing our overall research and development, marketing, and support expenses. Our VADs include AeroAntenna Technology, Inc., AnsuR Technologies AS, ASIQ Pty Ltd. Crib Gogh Ltd, Ocean and Coastal Environment Sensing Inc., Rockwell Collins Inc. and two10degrees Limited.

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

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our seven-year EMSS contract managed by the U.S. Space Force, which we entered into in September 2019. Under the terms of this agreement, authorized customers utilize our airtime services through the U.S. government’s dedicated gateway. These services include unlimited global standard and secure voice, broadcast, netted, or DTCS, and select other services for an unlimited number of U.S. government subscribers. Other services may be purchased at an additional cost. The total contract value of EMSS is $738.5 million over the seven-year term. The fixed-price annual rate of the EMSS contract through September 2025 is $107 million, with one increase thereafter up to $110.5 million for the final contract year ending in September 2026. While we sell airtime directly to the U.S. government for resale to end users, our hardware products are sold to U.S. government customers through our network of distributors, who typically integrate them with other products and technologies. We may provide other services, such as Iridium Certus or Iridium PNT, to the U.S. government under separate arrangements for an additional fee.

We also provide maintenance services for the U.S. government gateway pursuant to our EMSS capabilities and security sustainment services, or ECS3, contract managed by the U.S. Space Force, which replaced our previous Gateway Maintenance and Support Services, or GMSS, contract. The ECS3 agreement, which we entered into in March 2024, has a total contract value to us of approximately $94 million, with a potential total value of $103 million, based on future surge requirements. The ECS3 contract has a base term running through March 31, 2025, with four one-year U.S. government extension options.

In September 2019, we were also awarded a five-year indefinite-delivery/indefinite-quantity gateway evolution contract managed by the U.S. Space Force to enable ongoing innovation and enhancements for the U.S. government gateway, which was subsequently extended through March 2025. This contract had a total contract value to us of up to $76 million. We expect to renew this agreement prior to its expiration in March 2025.

In May 2022, the SDA awarded General Dynamics Mission Systems, with Iridium as a subcontractor, the SDA contract, to establish the ground Operations and Integration, or O&I, segment for Tranche 1 of the U.S DoD’s Proliferated Warfighter Space Architecture or PWSA. In July 2024, the General Dynamics/Iridium team received a contract modification of $491.6 million for the Ground Management and Integration (GMI) program. Of this amount, Iridium’s share has a value of $240 million over five years. Revenues from the SDA contract contributed to our higher engineering and support service revenue in 2023 and 2024, as well as associated expenses, compared to the prior years, and we expect that higher level of revenues and expenses to continue throughout the life of the SDA contract.

U.S. government services, including engineering services, accounted for approximately 27% of our total revenue for the year ended December 31, 2024. Our reported U.S. government revenue includes airtime revenue derived from the EMSS contract and services provided through the GMSS and ECS3 contracts, the gateway evolution contract, and other engineering and support contracts with the U.S. government, primarily the SDA contract. Pursuant to federal acquisition regulations, the U.S. government may terminate the EMSS, ECS3, gateway evolution, or SDA contracts, in whole or in part, at any time.

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

Our current principal vertical lines of business include land mobile, maritime, aviation, IoT, hosted payloads and other data services, which includes PNT, and U.S. government. We report commercial voice and data service, IoT data service, commercial broadband, hosted payload and other data service, and government service revenue separately. Land mobile and aviation are the principal contributors to the revenue we report as commercial voice and data, while maritime is primarily reported in commercial broadband revenue.

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

In addition, we believe Iridium Certus broadband land mobile units are attractive in this market, as the combination of price, speeds, equipment, reliability in various weather conditions, and durability of equipment addresses a distinct market need. We also expect Iridium Certus midband products and services to be a source of revenue growth in the coming years.

Our land mobile end users utilize our satellite communications services for:
•Voice and data: Multinational corporations in various sectors use our services for business telephony, email and data transfer services, location-based services, and broadband for employees in areas inadequately served by terrestrial networks. Oil and gas and mining companies, for example, provide their personnel with our equipment solutions while surveying new drilling and mining opportunities and while conducting routine operations in remote areas that are not served by terrestrial wireless communications networks. In addition, a number of recreational, scientific and other outdoor users rely on our mobile handheld satellite phones and services for use when beyond terrestrial wireless coverage. Iridium PTT offers non-governmental organizations (NGOs), military, first responder, oil and gas, civil government and other users the ability to hold group calls using the Iridium Extreme® PTT handset or other devices developed by our VAMs and VARs using the Iridium 9523 PTT core transceiver. The Thales MissionLINK terminal, the first Iridium Certus broadband offering in the land mobile area, allows rapid deployment and on-the-move communications, location tracking, and automatic WAN failover for added reliability.
•Mobile and remote office connectivity: A variety of enterprises use our services to make and receive voice calls and to establish data, email, internet and corporate network connections.
•Public safety and disaster relief: Relief agencies, such as FEMA, and other agencies, such as the Department of Homeland Security, use our products and services in their emergency response plans, particularly in the aftermath of natural disasters such as Hurricanes Helene and Milton in 2024 and the California and Maui wildfires in 2023. These agencies generate significant demand for both our voice and data products, especially in advance of the hurricane season in North America. Further, many enterprises and governments include mobile satellite services such as ours as part of their PACE (Primary/Alternate/Contingency/Emergency) plan, to maintain communications continuity in case of terrestrial communication network outages.
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

We believe Iridium Certus, which offers data speeds of up to 704 Kbps, presents a compelling communication solution for L-band users in the maritime market. Iridium Certus has been increasingly installed on oceangoing vessels as a companion to broadband services offered by geostationary orbit (VSAT connections) and non-geostationary orbit (NGSO) providers and we have seen lower usage levels on some vessels where we had previously been used as the primary communications service. We expect additional offerings, such as Iridium Certus GMDSS services, to continue to increase the addressable market for our maritime services.

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

In addition, we have been recognized by the IMO as one of only two providers for the GMDSS. The GMDSS is a maritime service built to alert a maritime rescue coordination center of each vessel’s situation and position, information that can then be used to coordinate search and rescue efforts among ships in the area. As part of the GMDSS service, navigational and meteorological information is distributed to vessels. The IMO requires all vessels flagged by signatories to the International Convention for the Safety of Life at Sea, or SOLAS, over 300 gross tons and certain passenger vessels, irrespective of size, that travel in international waters to carry distress and safety terminals that provide GMDSS services. GMDSS service using our network became available in 2020, and our partners offer maritime terminals that include GMDSS service capabilities to vessel operators. In 2024, we announced GMDSS over Iridium Certus, adding Iridium GMDSS, as well as LRIT and SSAS, to the robust communication and safety capabilities of Iridium Certus.

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

Aviation end users utilize our satellite communications services for:
•Air traffic control communications and safety applications: The International Civil Aviation Organization, or ICAO, has approved standards and recommended practices allowing us to provide Aeronautical Mobile Satellite (Route) Service, or AMS(R)S, to commercial aircraft on long-haul routes. This allows member states to evaluate and approve our services for safety communications on flights in oceanic and remote airspace. The FAA has approved Iridium for use in the Future Air Navigation Services, or FANS, including Automatic Dependent Surveillance-Contract, or ADS-C, datalink communications and Controller-Pilot Data Link Communications, or CPDLC, with air traffic control. Aircraft crew and air traffic controllers use our services for data and voice communications between the aircraft flight deck and ground-based air traffic control facilities. We are the only satellite provider capable of offering these critical flight safety applications around the entire globe, including the polar regions. We believe this particular sector of the market provides us with significant growth opportunities, as our services and applications can serve as a cost-effective alternative to systems currently in operation.
•Aviation operational communications: Aircraft crew and ground operations use our services for air-to-ground telephony and data communications. This includes the ADS-C automatic reporting of an aircraft’s position and mission-critical condition data to the ground and CPDLC for clearance and information services. We provide critical communications applications for numerous airlines and air transport customers, including Hawaiian Airlines, United Airlines, UPS, FedEx, Cathay Pacific Airways, Delta Airlines, Southwest Airlines, American Airlines, Iceland Airlines, and El Al Airlines. These operators rely on our services because other forms of communication may be unaffordable or unreliable in areas such as oceanic, remote and polar regions. Collins Aerospace (ARINC) and SITA, the two leading providers of voice and data link communications services and applications to the commercial airline industry rely on our products and services to deliver safe, reliable services to global operators.
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

We believe the benefits of Iridium Certus enhance our ability to address aviation market needs across these sectors. In addition, in 2024, our aviation safety services offering received ISO 27001:2022 certification, an internationally recognized standard for information security management systems, enhancing our commitment to aviation safety.

Commercial IoT Data

We are one of the leading providers of satellite-based IoT services. We believe this market continues to experience increasing penetration and presents opportunities for future growth. As with land mobile, our largest IoT users include mining, construction, recreation, oil and gas, utilities, heavy industry, maritime, forestry and transport companies, as well as the military, public safety and disaster relief agencies. We believe increasing demand for automated data collection processes from mobile and remote assets operating outside the coverage of terrestrial wireline and wireless networks, as well as the continued need to integrate the operation of such assets into enterprise management and information technology systems, will likewise increase demand for our IoT applications.

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
•Heavy equipment telematics: Large, global heavy equipment original equipment manufacturers, such as Caterpillar Inc., Komatsu Ltd, Hitachi Construction Machinery Co. Ltd., HD Hyundai Infracore Co., Ltd. and Appareo Systems LLC, use our global IoT services to monitor their off-road heavy equipment in markets such as construction, mining, agriculture and forestry.
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
•Scientific data monitoring: The global coverage of our network supports many scientific data collection applications, including the Argo float program of the National Oceanic and Atmospheric Administration, or NOAA, the Global Ocean Observation project Challenger, operated by Rutgers University, and anti-poaching programs run by the

Smithsonian National Zoo & Conservation Institute, the Zoological Society of London, and Veterans Empowered to Protect African Wildlife, or VETPAW. These programs rely on our IoT services to collect scientific data from buoys and ocean gliders located throughout the world’s oceans and from wildlife habitats for monitoring and analysis. We believe the increased need for monitoring climate and environmental data associated with global climate change and human impact on the planet will increase demand for these services.

In the future, we expect our value-added partners to develop new IoT solutions with increased capabilities based on our Iridium Certus 9770 and Iridium Certus 9704 transceivers and other IoT services we plan to provide in the future.

Hosted Payload and Other Data Services

Our Iridium satellites also host customer payloads. We generate revenue from these customers both from the hosted payload capacity and from data service fees. Because the hosted payload revenues are based on a contractual commitment for the life of the Iridium constellation, we recognize revenue from these customers over the expected life of the system.

In addition to access and usage fees in the vertical lines of business described above, we generate revenue from several ancillary services related to our core service offerings. Following our acquisition of Satelles, we offer PNT services, which provide a reliable complement or alternate to GPS in the event of disruptions such as interference, jamming, or spoofing. We provide inbound connections from the public switched telephone network, or PSTN, short message services, or SMS, subscriber identity module, or SIM, activation, customer reactivation, and other peripheral services. We also provide research and development services to assist customers in developing new technologies compatible with our system, which we may leverage for use in service and product offerings in the future. We charge our distributors fees for these services.

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

Services and Products

At December 31, 2024, we had approximately 2,460,000 billable subscribers worldwide. Our principal services are mobile satellite services, including mobile voice and data services, IoT services, hosted payload and other data services and engineering services. Sales of our commercial services collectively accounted for approximately 62% of our total revenue for the year ended December 31, 2024. We also sell related voice and data equipment to our customers, which accounted for approximately 11% of our total revenue for the year ended December 31, 2024. In addition, we offer services to U.S. government customers, including the DoD. U.S. government services, including engineering services, accounted for approximately 27% of our total revenue for the year ended December 31, 2024.

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

Prepaid Mobile Voice Satellite Communications Services

We also offer mobile voice services to service providers and VARs through prepaid plans. Service providers and VARs pay us in advance for defined blocks of airtime minutes with expiration periods in various configurations, generally ranging from 30 days to two years. These services are then generally sold to subscribers in the form of prepaid e-vouchers and scratch cards that enable subscribers to use our services on a per-minute basis. We believe service providers and VARs are drawn to these services because they enable greater cost control by eliminating the need for monthly billings and reducing collection costs, and can be sold in countries where credit may not be readily available for end users. Our distributors often offer our prepaid voice services through fixed devices to subscribers in rural villages, at remote industrial, commercial and residential sites, and on ships at sea, among other places. Fixed voice services are in many cases an attractive alternative to handheld mobile satellite communications services in situations where multiple users will access the service within a defined geographic area and terrestrial wireline or wireless service is not available. Fixed phones, for example, can be configured as pay phones that accept prepaid scratch cards and can be installed at a central location, for example in a rural village or on a maritime vessel.

Iridium PTT Service

Our Iridium PTT service enables regional or global PTT calls among users on the same talkgroup in up to 10 customer-defined, geographically disparate locations around the world, providing a fast and robust communication experience. Iridium PTT can be used via the Iridium Extreme PTT satellite phone or the Iridium 9523 PTT core transceiver, which gives our VAMs the ability to build Iridium PTT into existing land mobile, maritime and aviation communications platforms. For example, Icom Inc. of Japan offers a purpose-built satellite PTT radio handheld unit and fixed installation PTT radio for use on the Iridium network. We and our partners are also developing interoperability solutions for existing terrestrial land mobile radio systems, which will further extend the utility of the service.

Internet of Things Services

Our IoT services are designed to address the market need for a small and cost-effective solution for sending and receiving data, such as location, from fixed and mobile assets in remote locations to a central monitoring station. Most of our IoT services operate through a two-way SBD transmission or circuit-switched data, between our network and a transceiver, which may be located, for example, on a container in transit or a buoy monitoring oceanographic conditions. The small size of our devices and their low-cost, omnidirectional antennas make them attractive for use in applications such as tracking asset shipments and monitoring unattended remote assets, including oil and gas assets, as well as vehicle tracking and mobile security. We sell our IoT services to our distributors, who incorporate them and in turn provide a solution package to commercial and government customers. Increasingly, our IoT transceivers are being built into products for consumer markets, such as personal location devices that provide two-way messaging. In the future, we expect our IoT partners to develop new offerings with increased capabilities for various applications based on our Iridium Certus 9770 transceiver and the new Iridium Certus 9704 transceiver, with improved size, speed, power, and antenna characteristics. As with our mobile voice and data offerings, we typically charge service providers and VARs a monthly access fee per subscriber as well as usage fees for data used by their respective subscribers.

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

Iridium Satellite Time and Location Services

Following our acquisition of Satelles in April 2024, we began offering Iridium Satellite Time and Location®, or STL®, and other services. These alternative PNT solutions allow users to secure GPS and other GNSS-reliant systems’ time-synchronized applications from vulnerabilities like spoofing and jamming, with small, low-cost hardware that does not require outdoor antennas. Like other Iridium services, STL is capable of service everywhere on the planet, helping secure critical infrastructure, data centers, 5G base stations and applications across the aviation, maritime, land mobile and IoT sectors.

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

With funding support from the U.S. government, we continue to invest in research and development to develop new products and applications for use by all branches of the U.S. armed forces. For example, in conjunction with the U.S. Space Force, we and select distribution partners offer DTCS, which provides critical, secure, PTT, netted communications using lightweight, handheld tactical radios, or add-ons to existing government tactical radios. In addition, we offer a secure satellite phone based on the Iridium Extreme, which we also developed with funding support from the U.S. government and which has been accredited by the National Security Agency, or NSA, to provide Type-1 encryption, enabling communications up to Top Secret from anywhere in the world. We also provide PNT services to the U.S. government, delivering a resilient and diverse PNT signal over the Iridium constellation, to provide an alternative position, navigation and timing (APNT) capability.

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

Iridium Certus is designed for maritime operational and safety services, combining the benefits of L-band with broadband and truly global coverage. Iridium Certus terminals offer reliable connectivity for maritime customers whether used as a standalone service or as a companion to broadband services using the Ka, Ku or C bands. Our principal end users for Iridium Certus in the maritime market are merchant shipping, commercial fishing, large leisure vessels, and work boats. The initial terminals in this market were the Cobham Sailor 4300 and Thales VesseLINK. In addition, Intellian, a Korean maritime terminal manufacturer, introduced an Iridium Certus terminal to the market in 2020, and Thales introduced its VesseLINK 200 terminal, which uses our Iridium Certus 200 service, in 2021. Additional Iridium Certus 200 terminals were launched in 2023 and 2024, including the Lars Thrane LT-4200 and the Intellian c200, and our partners continue to develop additional products.

In aviation, Iridium Certus delivers critical safety services and in-flight communications. Our principal targeted end users for Iridium Certus in the aviation market include commercial, corporate and government users, general aviation, rotorcraft and unmanned aircraft. Terminals certified in this sector include the Blue Sky Networks SkyLink 7100, Guardian Mobility G6, Atmosphere Planet 9770, Honeywell Aspire 350, Collins IRT NX, and Skytrac SDL-350. A number of other VAMs have been licensed to create aviation terminals using Iridium Certus services, and we expect that additional Iridium Certus aviation products will become commercially available in 2025.

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

Internet of Things Data Devices

Our principal IoT devices are the Iridium 9602 and 9603 full-duplex SBD transceivers. The Iridium 9602 is a small data device with two-way transmission, capable of sending packet data to and from any point in the world with low latency. The principal customers for our Iridium 9602 data modems are VARs and VAMs, who embed the device into their tracking, sensor, and data applications and systems, such as asset tracking systems. Our partners often combine the Iridium 9602 with a GPS receiver to provide location information to customer applications. We also offer the Iridium 9603, an even smaller transceiver that is functionally identical to the Iridium 9602. In addition, a number of VARs and VAMs include a cellular modem as part of their Iridium applications to provide low-cost cellular data transmission when available. These types of multimode applications are adopted by end users who require the ability to regularly transfer data but operate in areas with inconsistent cellular coverage. We provide gap-filler coverage for these applications, allowing users to operate anywhere on the globe. In addition, several partners now offer products with Iridium Certus 9770 transceivers supporting Iridium Certus 100 service for IoT, including the SkyLink product from Blue Sky Networks and the RockREMOTE from Ground Control. In 2024, we introduced the Iridium 9704 transceiver, featuring Iridium Messaging Transport® (IMT®) technology, which provides larger file transfer sizes and faster message speeds than previous Iridium IoT modules, delivering data, picture, and audio messages for industrial (IIoT), machine-to-machine (M2M) and remote personnel use cases.
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

Device Development and Manufacturing

We contract with Cambridge Consulting Ltd. and other suppliers to develop our new products and services, with Benchmark Electronics Inc., or Benchmark, to manufacture most of our devices in a facility in Thailand, and with Verigon to manufacture a portion of our devices in the United States. We also utilize other suppliers, some of which are the sole source, to manufacture some of the component parts of our devices. Pursuant to our contracts with Benchmark and Verigon, we may be required to purchase excess materials at cost plus a contractual markup if the materials are not used in production within the periods specified in the respective agreements. Benchmark and Verigon generally repurchase the materials from us at the price we paid, as required for the production of the devices. Our agreements with Benchmark and Verigon are automatically renewable for additional one-year terms unless terminated by either party.

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

Domestic and Foreign Revenue

We supply services and products to customers in a number of foreign countries. We allocate revenue geographically based on where we invoice our distributors, whom we bill for mobile satellite services and related equipment sales, and not according to the location of the end user. These distributors sell services directly or indirectly to end users, who may be located elsewhere. It is not feasible for us to determine the geographical distribution of revenue from each end user, as we do not contract directly with them. Substantially all of our revenue is invoiced in U.S. dollars. The table below sets forth the percentage of our revenue from the United States, Canada and all other countries for the last three years. No single country outside the United States and Canada represented more than 10% of our revenue for any of the periods indicated.

	Year Ended December 31,
	2024	2023	2022
United States	53%	55%	52%
Canada	11%	8%	9%
Other Countries	37%	37%	39%

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

	Year Ended December 31,
	2024	2023	2022
Commercial voice traffic (minutes)	91%	91%	90%
Commercial data traffic (kilobytes)	94%	96%	95%

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

We believe our interlinked satellite infrastructure provides several advantages over low-earth-orbiting “bent-pipe” satellite networks that rely on multiple terrestrial gateways, such as Globalstar’s, ORBCOMM’s and OneWeb’s networks. We have the only satellite network with true global coverage using weather-resilient L-band spectrum, and our constellation is less vulnerable to single points of failure, as traffic can be routed around any one satellite problem to complete the communications path to the ground. In addition, the small number of ground stations increases the security of our constellation, a factor that makes our network particularly attractive to government institutions and large enterprises. The low orbit of our constellation and L-band frequencies also allows our network to operate with low latency and with smaller antennas due to the proximity of our satellites to the earth.

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

Our primary commercial gateway is located in Tempe, Arizona, with a second commercial gateway located in Russia for traffic within Russian boundaries only. A gateway processes and terminates calls and data and generates and controls user information pertaining to registered users, such as geo-location and call detail records. The U.S. government owns and operates a dedicated gateway for U.S. government users, which provides an interface between voice and data devices and the Defense Information Systems Network and other terrestrial infrastructure, providing U.S. government users with secure communications capabilities. Our network has multiple antennas located at the TPN facilities, including the Tempe gateway, that communicate with our satellites and pass calls and data between the gateway and the satellites as the satellites pass above our antennas, thereby connecting signals from the terminals of end users to our gateways. This system, together with our satellite crosslinks, enables communications that are not dependent on a ground station in the region where the end user is using our services.

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

We hold a renewable space station license, which expires February 23, 2032, for the launch and operation of our constellation. Our U.S. gateway earth station licenses and the blanket earth station licenses for serving the U.S. government customers and commercial subscribers expire between February 2036 and March 2037. Renewal applications for these earth station licenses must be filed between 30 and 90 days prior to expiration.

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

Under our agreements with Aireon, Aireon agreed to pay us fees of $200.0 million to host the ADS-B receivers on our satellites, of which they have paid us $110.5 million as of December 31, 2024. These fees are recognized over the estimated useful life of the satellites. Additionally, Aireon pays power and data services fees of approximately $23.5 million per year in the aggregate for the delivery of the air traffic surveillance data over the Iridium system.

While the Aireon ADS-B receivers are the primary hosted payload on our satellites, L3Harris utilizes a portion of the remaining space for its customers’ payloads. This agreement resulted in an additional $74.1 million in hosting and data service fees to us, all of which has been paid.

Regulatory Matters

Our Spectrum

We hold licenses to use 8.725 MHz of contiguous spectrum in the L-band, which operates at 1.6 GHz, and allows for two-way communication between our devices and our satellites. In addition, we are authorized to use 200 MHz of K-Band (23 GHz) spectrum for satellite-to-satellite communications, known as inter-satellite links, and 400 MHz of Ka-Band spectrum (19.4 GHz to 19.6 GHz and 29.1 GHz to 29.3 GHz) for two-way communication between our satellites and our ground stations, known as feeder links. We are also authorized to use the 156.0125-162.0375 MHz spectrum for reception of Automatic Identification System transmissions from maritime vessels and the 1087.7-1092.3 MHz spectrum for reception of Automatic Dependent Surveillance-Broadcast transmissions from aircraft. Access to this spectrum enables us to design satellites, network and terrestrial infrastructure enhancements cost effectively because each product and service can be deployed and sold globally. Our products and services are offered in over 100 countries, and we and our distributors continue to seek authorizations in additional countries.

Our use of spectrum is globally coordinated and recorded by, and subject to the frequency rules and regulations of, the International Telecommunication Union, or ITU. The ITU is the United Nations organization responsible for worldwide co-operation in the telecommunications sector. In order to protect satellite systems from harmful radio frequency interference from other satellite systems, the ITU maintains a Master International Frequency Register of radio frequency assignments. Each ITU administration is required to give notice of, coordinate and record its proposed use of radio frequency assignments with the ITU’s Radiocommunication Bureau. The coordination negotiations are conducted by the national administrations with the assistance of satellite operators. When the coordination process is completed, the ITU formally notifies all proposed users of frequencies and orbital locations in order to protect the recorded assignments from subsequent nonconforming or interfering uses by member states of the ITU. Only member states have full standing within this inter-governmental organization. Filings to the ITU are made on our behalf by the United States.

The ITU also controls the assignment of country codes used for placing telephone calls between different countries. Our network has been assigned the 8816 and 8817 country codes and uses these numbers for calling and communications between terminals.

Constellation Orbital Debris Obligations

We have certain orbital debris mitigation obligations under our FCC licenses. All of our second-generation satellites are subject to a 25-year de-orbit standard under the FCC authorization of our current constellation.

Aireon LLC and Aireon Holdings LLC Agreement

We hold our ownership in Aireon LLC through the Amended and Restated Aireon Holdings LLC Agreement, along with subsidiaries of our ANSP co-investors. Aireon Holdings holds 100% of the membership interests in Aireon LLC, which is the operating entity for the Aireon system.

In June 2022, we entered into a subscription agreement with Aireon Holdings and invested $50 million in exchange for an approximately 6% preferred membership interest. We also hold a common membership interest. The other investors hold the remaining preferred membership interests resulting from their investments in Aireon for an aggregate purchase price of approximately $339 million. At each of December 31, 2024, and 2023, our fully diluted ownership stake in Aireon Holdings was approximately 39.5%. If and when funds are available, Aireon Holdings is required to redeem a portion of our common ownership interest for a payment to us of $120 million, following which we would retain a 27% interest. Based on Aireon’s business plan and restrictions under Aireon’s debt facility, we do not expect this redemption of our ownership interest to occur for several years.

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

We and the other Aireon investors have agreed to participate pro rata, based on our respective fully diluted current ownership stakes, in funding an investor bridge loan to Aireon as needed. Our maximum commitment under the investor bridge loan is $11.9 million, although no amount was outstanding at December 31, 2024.

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

Viasat, following its acquisition of Inmarsat, owns and operates a fleet of GEO satellites. Unlike LEO satellites, GEO satellites orbit the earth at approximately 22,300 miles above the equator. GEO systems require substantially larger and more expensive antennas, and typically have higher transmission delays than LEO systems. Due to its GEO system, Viasat’s coverage area covers most bodies of water except for a majority of the polar regions. Viasat is a significant provider of satellite communications services to the maritime sector. Viasat also offers land-based and aviation communications services.

Globalstar owns and operates a fleet of LEO satellites. Globalstar’s service is available only on a multi-regional basis as a result of its “bent pipe” architecture, which requires that voice and data transmissions be routed from satellites immediately to nearby ground stations. This design requires the use of multiple ground stations, which are impractical in some extreme latitudes or over portions of the oceans.

ORBCOMM also provides commercial services using a fleet of LEO satellites and also sells its customers some services from Viasat. Like Globalstar, ORBCOMM’s network also has a “bent pipe” architecture, which constrains its real-time coverage area. ORBCOMM’s principal focus is low-cost data and IoT services, where it directly competes with our IoT offerings. Because a ground station may not be within view of a satellite, ORBCOMM’s LEO-based services may have a significant amount of latency, which may limit their use in some mission-critical applications. ORBCOMM does not offer voice service or high-speed data services.

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

In addition, there are a number of more recent entrants to the mobile satellite services industry, including Starlink and OneWeb, with varying constellation designs and business models. These newer entrants are primarily focused on commodity broadband services, whereas we often operate as a complementary or companion service. We also see some of these other companies investing in direct-to-device services that in the future may expand the current terrestrial cellular footprint in some countries, reducing the size of the market that requires mobile satellite services.

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

Research and Development

Our research and development efforts have focused on the development, design and testing of our new constellation and new products, such as Iridium Certus, Iridium Messaging Transport, Iridium Edge, Iridium PTT, Iridium Burst, Iridium GO!, Iridium GO! exec, transceiver modules and chipsets. We also develop network and product enhancements and new applications for our existing products. Our research and development expenses were $28.4 million, $20.3 million and $16.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Employees and Human Capital Resources

Employees

As of December 31, 2024, we had approximately 873 full-time employees and eight part-time employees, none of whom are subject to any collective bargaining agreement. We consider our employee relations to be good.

Human Capital Resources

Our employees are integral to our success. We must continue to identify, attract, develop, motivate, and retain highly skilled employees across many fields, and we use a variety of human capital measures in managing our business, including measures related to hiring, performance evaluations, retention and workforce demographics.

We strive to create an innovative and welcoming culture where our employees are proud to work. We foster this goal by focusing on employee development, engagement, and wellness. This starts with an onboarding process that introduces our core mission and values, policies and procedures, performance review process and background about our company. We support our employees in their career development by providing on-the-job training and education reimbursement to help employees maintain or enhance skills in their current position or help with acquiring new skills to prepare for future opportunities. To measure employee engagement, we conduct an annual survey to assess and track retention and satisfaction. We take responses from our employees seriously and use them to inform specific strategies tailored to both the entire company as well as specific teams. In addition to performing benchmarking for employee benefits, we conduct an annual survey to understand what benefits are important to our employees and ensure that we are offering a competitive total rewards package.

We also seek to attract and retain a skilled workforce, including through programs such as our internship program, our Iridium Orbit Program (an 18 month rotational program in operations, engineering and customer care), or Uplinks program (a program pairing employees from different generations to promote collaboration and diversity of thinking), our Employee Resource Groups and other outreach efforts that cover a range of topics and interests. We structure our human capital management to comply with the laws and regulations to which we are subject as a federal government contractor.

Intellectual Property

At December 31, 2024, we held 46 U.S. patents and one foreign patent. These patents relate to several aspects of satellite systems, global networks, communications services, and communications devices.

In addition to our owned intellectual property, we also license certain legacy intellectual property from Motorola Solutions that we use to operate and maintain aspects of our network and related ground infrastructure and services as well as to design and manufacture certain of our devices. This licensed intellectual property plays an important role in the operation of certain aspects of our constellation and some of the services and devices we sell. We maintain our licenses with Motorola Solutions pursuant to several agreements, any of which can be terminated by Motorola Solutions upon the commencement by or against us of any bankruptcy proceeding or other specified liquidation proceedings or upon our material failure to perform or comply with any provision of the agreement that remains uncured for a specified period of time following written notice from Motorola Solutions. If Motorola Solutions were to terminate any such agreement, it may be difficult or, under certain circumstances, impossible to obtain the technology from alternative vendors.

We license additional intellectual property and technology from other third parties and expect to do so in the future in connection with our network and related ground infrastructure and services as well as our devices. If any such third party were to terminate its agreement with us or cease to support and service such intellectual property or technology, or if we are unable to renew such licenses on commercially reasonable terms or at all, it may be difficult, more expensive or impossible to obtain substitute intellectual property or technology from alternative licensors or suppliers. Any substitute intellectual property or technology may also have lower quality or performance standards, which would adversely affect the quality of our devices and services. For more information, see “Risk Factors—We depend on intellectual property licensed from third parties to operate our constellation and sell our devices and for the enhancement of our existing devices and services.”

Corporate Background

We were incorporated as GHL Acquisition Corp., a special purpose acquisition company, in November 2007 and became a publicly held company in February 2008. In September 2009, we acquired the outstanding equity of Iridium Holdings LLC, or Iridium Holdings, a privately held company, and changed our name to Iridium Communications Inc. In December 2000, Iridium Holdings, through its wholly owned subsidiary Iridium Satellite LLC, or Iridium Satellite, had acquired certain satellite assets from Iridium LLC, a non-affiliated debtor in possession, pursuant to an asset purchase agreement.

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
In the future, we may seek to make changes to our constellation to offer new services or adjust the power. Any such changes may require prior FCC approval, and the FCC may subject the approval to other conditions that could be unfavorable to our business. In addition, from time to time we may reposition our satellites within the constellation in order to optimize our service, which could result in degraded service during the repositioning period. Although we have some ability to remedy some types of problems affecting the performance of our satellites remotely from the ground, the physical repair of our satellites in space is not feasible.
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
We have in the past and may in the future experience in-orbit malfunctions of our satellites, which could adversely affect the reliability of their service or result in total failure of the satellite. In-orbit failure of a satellite or temporary outage of a service or a satellite may result from various causes, including component failure, loss of power or fuel, inability to control positioning of the satellite, solar or other astronomical events, including solar radiation and flares, and space debris. Other factors that could affect the useful lives of our satellites include the quality of construction, gradual degradation of solar panels and the durability of components. We do not have, and do not have plans to obtain, in-orbit insurance to protect against losses. As a result, a failure of one or more of our satellites, the occurrence of equipment failures and other related problems would constitute an uninsured loss. Although we do not incur any direct cash costs related to the failure of a single satellite, if a satellite fails, we record an impairment charge in our statement of operations to reduce the remaining net book value of that satellite to zero, and any such impairment charges could depress our net income for the period in which the failure occurs. Further, a large number of such failures could shorten the expected life of our constellation, which would increase our depreciation expense, or require us to replace our constellation sooner than currently planned, either of which would increase our projected capital expenditures.
If operations at our commercial gateways or operations center were to be disrupted, we may experience interruptions in our ability to provide service to our customers.
Our commercial satellite network traffic is supported by a gateway in Tempe, Arizona, or, for traffic within Russian boundaries only, a gateway in Izhevsk, Russia. We operate our satellite constellation from our satellite network operations center in

Leesburg, Virginia. If we are unable to use our primary commercial gateway in Tempe, it could take us from one to eight hours to switch operations to our backup facility for most services, and potentially longer for some services. During this time, our customers would be unable to use those services, and we could suffer a loss of revenue and harm to our reputation. When operating on our backup facility, any further failure could leave us unable to offer services for an extended period. Our gateways and operations center may also experience service shutdowns or periods of reduced service in the future as a result of equipment failures, delays in deliveries, or regulatory issues. Any such failure would impede our ability to provide service to our customers.
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
The satellite communications industry is subject to rapid advances and innovations in technology. We face competition from companies using new technologies and new satellite systems, including a significant number of new entrants who are developing or have announced a wide array of technologies, some of which compete directly with one or more of our existing or planned products and services. New technology could render our system obsolete or less competitive by satisfying customer demand in more attractive ways or through the introduction of incompatible standards. Particular technological developments that could adversely affect us include the deployment by our competitors of new satellites with greater power, flexibility, efficiency or capabilities than ours, as well as continuing improvements in terrestrial wireless technologies. For us to keep up with technological changes and remain competitive, we have made and may continue to make significant research and development and capital expenditures, including capital to design and launch new products and services over the short to medium term, and, over the longer term, the acquisition of additional spectrum, satellites, launch vehicles and other network resources to support continued growth. Customer acceptance of the products and services that we offer will continually be affected by technology-based differences in our product and service offerings compared to those of our competitors. New technologies may also be protected by patents or other intellectual property laws and therefore may not be available to us. Any failure on our part to implement new technology within our system may compromise our ability to compete.
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
In February 2009, we lost an operational satellite as a result of a collision with a non-operational Russian satellite. Although we have some ability to actively maneuver our satellites to avoid potential collisions with space debris or other spacecraft, this ability is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of and predicted conjunctions with debris objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked, and therefore its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our satellites should a collision occur. The total number of satellites in low-earth orbit has increased significantly in recent years and is expected to continue to increase in the future, increasing the risk of collisions if not coordinated. Collisions between satellites or other space debris, such as rocket fragments, could cause a cascading effect of multiplying debris and collisions within Earth’s orbit, which could result in significant risk to the operation of our constellation. If our constellation experiences additional satellite collisions with space debris or other spacecraft, our service could be impaired.
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
The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 27% and 25% of our revenue for the years ended December 31, 2024 and 2023, respectively. We provide the majority of our services to the U.S. government pursuant to our EMSS, SDA, and ECS3 contracts. We entered into these contracts in September 2019, May 2022, and March 2024, respectively. The EMSS contract continues through September 2026; the SDA contract had a base term until January 2025, and we are currently in the first of up to five one-year options exercisable at the election of the U.S. government to extend the term; and the ECS3 contract has a base term that runs through March 2025, with four one-year extension options exercisable at the election of the U.S. government. The U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. Our relationship with the U.S. government is also subject to the overall U.S. government policies, budget and appropriation decisions and processes. U.S. government budget and policy decisions, including with respect to defense spending, are based on changing government priorities and objectives, which are driven by numerous factors, including administration changes, geopolitical events and macroeconomic conditions, and are beyond our control. If the U.S. government terminates any or all of these agreements, we would lose a significant portion of our revenue.
Further, operational control of some of our contracts has been moved from the Defense Information Systems Agency to the U.S. Space Force. In connection with this operational shift, changes in internal pricing and cost recovery have resulted in reduced subscribers under the EMSS contract. Lower subscriber use may negatively affect our ability to negotiate a renewal of the EMSS contract on favorable terms in 2026, which could reduce our revenue from that contract.
If we fail to comply with the terms of our U.S. government contracts, including applicable federal acquisition regulations and executive orders, we may be subject to contract price adjustments, contract terminations, civil or criminal penalties, or suspension or debarment from future U.S. government contracts.
As a U.S. government contractor or subcontractor, we are subject to extensive laws and regulations governing the award, administration and performance of U.S. government contracts. Among other things, these laws and regulations govern the allowability of costs incurred by us in the performance of U.S. government contracts. The pricing of some contracts, including the SDA contract, is based on estimated direct and indirect costs. The U.S. government is entitled to examine our cost records with respect to such contracts and to seek a downward adjustment to the price of the contract if it determines that we failed to furnish complete, accurate and current cost or pricing data in connection with the negotiation of the price of the contract. We may also be subject to government audits and to review and approval of our policies, procedures and internal controls for compliance with procurement regulations and other applicable laws. If we do not comply with the terms of a contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period. Any such suspension or debarment or other sanction could have an adverse effect on our business. In addition, if we are unable to comply with security clearance requirements, we may be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.
Aireon, our primary hosted payload customer, may not successfully grow its business, which could reduce or eliminate the value of our agreements with, and ownership interest in, Aireon.
Aireon is our primary hosted payload customer, and we expect annual revenue to us from Aireon hosting, data services and power fees to be approximately $32.7 million. In addition, we currently hold a substantial ownership interest in Aireon’s parent company, Aireon Holdings, and, if and when funds are available following a planned refinancing of Aireon’s credit facility, Aireon Holdings is required to redeem a portion of our ownership interest for a payment of $120.0 million. Based on Aireon’s current business plan and restrictions under Aireon’s debt facility, we do not expect this redemption of our ownership interest to occur for several years.
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
We select third-party distributors, in some cases on an exclusive basis, and rely on them to market and sell our products and services to end users and to determine the prices end users pay. We also depend on our distributors to develop innovative and improved solutions and applications integrating our product and service offerings. As a result of these arrangements, we are dependent on the performance of our distributors to generate most of our revenue. Our distributors operate independently of us, and we have limited control over their operations, which exposes us to significant risks. Distributors may not commit the same level of resources to market and sell our products and services that we would, and these distributors may also market and sell competitive products and services. In addition, our distributors may not comply with the laws and regulatory requirements in their local jurisdictions, which could limit their ability to market or sell our products and services. If our distributors develop faulty or poorly performing products using our technology or services, we may be subject to claims, and our reputation could be harmed. If current or future distributors do not perform adequately, or if we are unable to locate competent distributors in particular countries and secure their services on favorable terms, we may be unable to increase or maintain our revenue in these markets or enter new markets, we may not realize our expected growth, and our brand image and reputation could be hurt. For example, in 2023, we announced an arrangement with Qualcomm Technologies, Inc., or Qualcomm, to include our services on a processor for use in smartphones and act as our VAM and service provider with smartphone manufacturers. Although Qualcomm successfully developed and demonstrated the service, they were unable to market the processor successfully to smartphone manufacturers. As a result, Qualcomm elected to terminate our arrangement with them. This arrangement included large penalties had we marketed a similar technology with another partner; as a result, we experienced a substantial delay in our ability to develop similar services with other third parties.
In addition, we may lose distributors due to competition, industry consolidation, regulatory developments, business developments affecting our distributors or their customers, or for other reasons. In 2009, one of our largest competitors, Inmarsat (now Viasat), acquired our then largest distributor, Stratos Global Wireless, Inc., and in 2014, Inmarsat acquired Globe Wireless, one of our service providers. Following each acquisition, Inmarsat essentially stopped promoting sales of our products and services, and they and other competitors could further reduce their distribution efforts with respect to our products and services in the future. Any future consolidation of our distributors would further increase our reliance on a few key distributors of our services and the amount of volume discounts that we may have to give those distributors. Our two largest commercial distributors, Marlink Group and Garmin, together represented approximately 10% of our revenue for the year ended December 31, 2024, and our ten largest distributors represented, in the aggregate, 30% of our revenue for the year ended December 31, 2024. The loss or consolidation of any of these distributors, or a decrease in the level of effort expended by any of them to promote our products and services, could reduce the distribution of our products and services as well as the development of new products and applications, which would negatively affect our revenue.
Our business was negatively affected by the COVID-19 pandemic, actions taken to mitigate the pandemic, and the economic disruptions that resulted. A resurgence or similar pandemic in the future could harm our business.
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
We rely on a limited number of key vendors for supply of equipment, components and services and the loss of any such supplier, shortages experienced by such suppliers, or changes in trade policy such as tariffs, could cause us to incur additional costs and delays in the production and delivery of our products, which could reduce the sales of those products and use of the related services.
We currently rely on a limited number of manufacturers of our devices, including our mobile handsets, L-band transceivers and SBD devices. We also utilize sole source suppliers for some of the component parts of our devices. If any of our suppliers were to terminate its relationship with us, we may not be able to find a replacement supplier in a timely manner, at an acceptable price or at all.
Further, our manufacturers and suppliers may cease production of our components or products or become capacity-constrained, or could face financial difficulties as a result of a surge in demand, a natural disaster or other event. For example, several of our suppliers experienced production delays as a result of the global silicon chip shortage. As a result, we experienced delays in fulfilling some product orders. These delays increased our costs and reduced our sales of those products and use of the related services.
Any future delay in production or delivery of our products or components by our suppliers could similarly adversely affect our business. Changes to trade policy by the U.S. or foreign governments, including tariff and customs regulations, could increase our costs, cause delays or cause us to evaluate alternative sourcing, all of which could adversely impact our operations.

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
We provide satellite communications services in Russia through two local subsidiaries employing 36 people and authorized Russian service providers, using a dedicated gateway in Russia. As a result of Russia’s invasion of Ukraine in February 2022, we ceased shipments of equipment to Russia and made other adjustments to our operations in light of U.S. and international sanctions. In each of the years 2022 through 2024, revenue from our operations in Russia, all of which was service revenue, represented approximately 2% of our total revenue. Our sales in Russia are conducted in rubles and then translated to U.S. dollars in our financial results. The value of the ruble has fluctuated substantially since the invasion, which may affect our reported revenues. As a result of these factors, we expect revenue from our operations in Russia to be variable and difficult to predict.
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
We have significant operations outside the United States. We estimate that commercial data traffic originating outside the United States accounted for 94% and 96% of total commercial data traffic for the years ended December 31, 2024 and 2023, respectively, while commercial voice traffic originating outside the United States accounted for 91% of total commercial voice traffic for each of the years ended December 31, 2024 and 2023. We cannot provide the precise geographical distribution of revenue from end users because we do not contract directly with them. Instead, we determine the country in which we earn our revenue based on where we invoice our distributors. These distributors sell services directly or indirectly to end users, who may be located or use our products and services elsewhere. We and our distributors are also seeking authorization to sell our services in additional countries.
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
•changes in laws and policies affecting trade and investment in other jurisdictions, including tariffs;
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
We may pursue acquisitions, joint ventures or other strategic transactions from time to time. We may face costs and risks arising from any such transactions, including integrating a new business into our business or managing a joint venture. These risks may include adverse legal, organizational and financial consequences, loss of key customers and distributors, and diversion of management’s time. In April 2024, we completed the acquisition of Satelles, Inc., adding a new line of business, which we refer to as our positioning, navigation and timing, or PNT, business. This was our first acquisition of another company. We may not be successful in growing the PNT business as we have projected, which could harm our financial condition and results of operations. To the extent we pursue additional strategic transactions, we also may not be successful in integrating the acquired business or otherwise deriving the expected benefit from the transaction.
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
As of December 31, 2024, we had $1,807.7 million of consolidated gross indebtedness. Our capital structure and reliance on indebtedness can have several important consequences, including, but not limited to, the following:
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
•The interest on our debt is floating, and increases in the rate could increase our interest payments significantly for the portion we do not hedge (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this report for more information about our hedging activities). Furthermore, our current fixed rate cap ends in November 2026, and we may not be able to maintain the same interest rate cap level, which could result in a significant increase in our interest payments.
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
Since 2023, we have paid quarterly cash dividends on our common stock. Decisions regarding future dividends are within the discretion of the Board of Directors and may be influenced by a number of factors, including the price of our common stock, general business and economic conditions, our financial condition and operating results, the emergence of alternative investment or acquisition opportunities, changes in our business strategy and other factors. These or other factors could cause our Board of Directors to reduce, suspend or terminate our planned quarterly dividends, which could reduce the value of our common stock. For more information on our dividends, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

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
Our ownership and operation of a satellite communications system and the sale of products that operate on that system are subject to significant regulation in the United States, including by the FCC, the U.S. Department of Commerce and others, and in foreign jurisdictions by similar local authorities. The rules and regulations of these U.S. and foreign authorities may change, and such authorities may adopt regulations that limit or restrict our current or future operations or expand those of our competitors, including our orbital debris mitigation obligations. Such authorities may also make changes in the licenses of our competitors that affect our spectrum. Such changes may significantly affect our business. Further, because regulations in each country are different, we may not be aware if some of our distribution partners or persons with whom we or they do business do not hold the requisite licenses and approvals. Our failure to provide services in accordance with the terms of our licenses or our failure to operate our satellites or ground stations as required by our licenses and applicable laws and government regulations could result in the imposition of government sanctions on us, including the suspension or cancellation of our licenses. Our failure or delay in obtaining the approvals required to operate in other countries would limit or delay our ability to expand our operations into those countries. Our failure to obtain industry-standard or government-required certifications for our products could compromise our ability to generate revenue and conduct our business in other countries. Any imposition of sanctions, loss of license or failure to obtain the authorizations necessary to use our assigned radio frequency spectrum and to distribute our products in the United States or foreign jurisdictions could cause us to lose sales, hurt our reputation and impair our ability to pursue our business plan.
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
Interference with our satellite spectrum, including by operators seeking to repurpose L-band for terrestrial services, could adversely impact our ability to provide our services.
Although we have globally coordinated rights to the use of our spectrum, spectrum interference may adversely affect the performance of our system for customers of our existing and future services. Sources of harmful interference could include unauthorized use of our spectrum, increased use of shared spectrum and certain usages in adjacent bands. In particular, the FCC granted a waiver in 2020 to Ligado Networks to operate a terrestrial nationwide network in the United States on MSS spectrum that includes a 10 MHz band close to the spectrum that we use for all of our services. Ligado’s implementation of ATC or direct-to-device services, whether on its own or by leasing its spectrum to a third party, may affect the performance of our system for customers of our existing and future services. We, along with a variety of other private parties and the National Telecommunications and Information Administration on behalf of federal government users, filed petitions for reconsideration opposing this waiver out of concern for the interference that we believe Ligado’s proposed operations would cause. While the FCC’s decision to approve Ligado Network’s waiver included conditions designed to protect satellite services that use L-band spectrum from harmful interference, these conditions may prove inadequate, resulting in harmful interference with our satellites and devices. These petitions remain pending.
In October 2023, Ligado sued the U.S. government alleging that the Department of Defense, the Department of Commerce, and Congress unlawfully prevented Ligado from using its FCC authorized spectrum and seeking damages based on its inability to deploy ATC services in the spectrum. The litigation is ongoing.
In January 2025, Ligado and its affiliates filed a petition for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. As part of its reorganization, it intends to execute an agreement to lease and potentially transfer its satellites, ground assets and L-band spectrum to AST SpaceMobile, Inc (retaining Ligado’s ability to deploy ATC subject to resolution of its litigation with the U.S. government). The outcomes of the litigation and the bankruptcy may impact the outcome of the pending petitions for reconsideration before the FCC and the ability of Ligado or a lessee to implement ATC or direct-to-device services that may affect the performance of our network. If other countries permit similar terrestrial use of L-band spectrum in the 1.6 GHz band, the performance of our system may be subject to interference there as well.
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
We transmit, process, and in some cases store in the normal course of our business, personal information. Many jurisdictions around the world have adopted laws and regulations regarding the collection, storage, transmission, use and disclosure of personal information. The legal standards for processing, storing and using this personal information continue to evolve, impose additional obligations and risk on our business, and have the potential to make some of our business processes more costly or less feasible. For example, numerous U.S. states have adopted consumer privacy laws that give residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used by requiring companies to provide new disclosures to consumers and provide such consumers new ways to opt out of certain sales of personal information. In the EU, the European Commission enacted the General Data Protection Regulation, or GDPR, which since 2018 has imposed more stringent EU data protection requirements and provided for greater penalties for noncompliance.
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
We have been and may in the future become subject to claims that our devices or services violate the patent or other intellectual property rights of others, which could be costly and disruptive to us.
We operate in an industry in which significant intellectual property claims and litigation are common, including the assertion of patents allegedly concerning industry standards, such as those developed by the 3GPP. As a result, we or our devices or services from time to time have been and may in the future be subject to intellectual property infringement claims or litigation. The defense of intellectual property suits is both costly and time-consuming, even if ultimately successful, and may divert management’s attention from other business concerns. The resolution of an intellectual property claim or an adverse determination in litigation to which we may become a party could, among other things:
•require disputed rights to be licensed from a third party for royalties that may be substantial;
•subject us to significant liabilities to third parties, including treble damages;
•require us to cease using technology that is important to our business; or
•prohibit us from selling some or all of our devices or offering some or all of our services.
We may be unable to offer one or more services in important regions of the world due to regulatory requirements, which could limit our growth.
While our constellation is capable of providing service globally, our ability to sell one or more types of service in some regions may be limited by local regulations. Some countries have specific regulatory requirements such as lawful intercept and local domestic ownership requirements or requirements for physical gateways within their jurisdiction to connect traffic coming to and from their territory. In some countries, we may not be able to find an acceptable local partner or reach an agreement to develop additional gateways, or the cost of developing and deploying such gateways may be prohibitive, which could impair our ability to expand our product and service offerings in such areas and undermine our value for potential users who require service in these areas. Also, other countries where we already provide service may impose similar requirements in the future, which could restrict our ability to continue to sell service in those countries. The inability to offer to sell our products and services in all major international markets could impair our international growth. In addition, the construction of such gateways in foreign countries may trigger and require us to comply with various U.S. regulatory requirements that could conflict with or contravene the laws or regulations of the local jurisdiction. Any of these developments could limit, delay or otherwise interfere with our ability to construct gateways or other infrastructure or network solutions around the world.

Export control, sanctions, security and emergency services regulations in the United States and other countries may affect our ability to operate our system and to expand into new markets.
Our operations are subject to numerous governmental regulations, including those issued by (i) the U.S. Department of Commerce’s Bureau of Industry and Security relating to the export of satellites and related technical data as well as our subscriber equipment, (ii) the U.S. Treasury Department’s Office of Foreign Assets Control relating to transactions involving entities sanctioned by the United States, and (iii) the U.S. State Department’s Office of Defense Trade Controls relating to satellite launch and to our support of Space Development Agency operations outside the United States. We are also required to provide U.S. and some foreign government law enforcement and security agencies with call interception services and related government assistance, in respect of which we face legal obligations and restrictions in various jurisdictions. Given our global operations and unique network architecture, these requirements and restrictions are not always easy to comply with or harmonize. In addition, some countries require providers of telecommunications services to connect specified emergency numbers to local emergency services. We have discussed and continue to discuss with authorities in various countries the procedures used to satisfy our obligations, and have had to, and may in the future need to, obtain amendments or waivers to licenses or obligations in various countries. Countries are not obligated to grant requested amendments or waivers, and there can be no assurance that relevant authorities will not suspend or revoke our licenses or take other legal actions to attempt to enforce the requirements of their respective jurisdictions.
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
Under our agreements with Motorola Solutions and the U.S. government, we are required to maintain an in-orbit liability insurance policy with de-orbiting coverage for Block 1 satellites. The current policy, together with the de-orbiting endorsement, covers amounts that we and other specified parties may become liable to pay for bodily injury and property damages to third parties related to processing, maintaining, and de-orbiting our first-generation satellites. Our current policy has a one-year term, which expires on December 8, 2025, and excludes coverage for all third-party damages relating to the 2009 collision of our satellite with a non-operational Russian satellite. Our current in-orbit liability insurance policy also contains, and we expect and future policies would likewise contain, specified exclusions and material change limitations that are customary in the industry. The price, terms and availability of insurance have fluctuated significantly since we began offering commercial satellite services. The cost of obtaining insurance can vary as a result of either satellite failures or general conditions in the insurance industry. Higher premiums on insurance policies would increase our cost. In-orbit liability insurance policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and additional policy exclusions.
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
Our cybersecurity risk assessment and management processes are implemented and maintained by members of our management team, led by our chief information officer, who has 20 years of experience in information technology roles and supported by our director of information security, who holds several certifications in the field of information security and technology. In addition to our chief information officer, our internal management security committee includes our chief executive officer, chief financial officer, chief operations officer and chief legal officer, as well as others within our organization in information technology roles.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “IRDM.” As of February 7, 2025, there were 130 holders of record of our common stock.

Dividends

Stockholders are entitled to receive, when and if declared by our Board of Directors from time to time, dividends and other distributions in cash, stock or property from our assets or funds legally and contractually available for such purposes. In February 2024, our Board of Directors approved a dividend of $0.13 per share of common stock, which was paid on March 29 to stockholders of record as of March 15. In May 2024, August 2024 and December 2024, our Board of Directors approved dividends of $0.14 per share of common stock, which were paid on June 28, September 30 and December 31, 2024 to stockholders of record as of June 14, September 13 and December 16, 2024, respectively. We made total dividend payments of $64.7 million during 2024. Our liability related to dividends on common stock was $2.5 million and $1.3 million as of December 31, 2024 and 2023, respectively.

We currently expect that comparable cash dividends will continue to be paid in the future, although future dividends will depend on our earnings, capital requirements, financial conditions and other factors considered relevant by the Board. The Board of Directors plans to increase the quarterly dividend to $0.15 per share starting with the third quarter 2025 dividend.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from December 31, 2019 through December 31, 2024, with the comparable cumulative return of three indices, the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq Telecommunications Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the S&P 500 Index, the Dow Jones Industrial Average Index and the Nasdaq Telecommunications Index over the indicated time periods. The stock price performance shown on the graph is not necessarily indicative of future price performance. The following stock price performance graph shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act or any other document, except to the extent that we specifically incorporate it by reference into such filing or document.

Issuer Purchases of Equity Securities

The following table presents our monthly share repurchases for the quarter ended December 31, 2024:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
October 1-31	1,756,195	$29.98	1,756,195	$499.6 million
November 1-30	1,594,591	$29.16	1,594,591	$453.1 million
December 1-31	763,884	$29.85	763,884	$430.3 million
Total	4,114,670	$29.65	4,114,670	$430.3 million

In July 2023, our board of directors authorized a share repurchase program of up to $400.0 million through December 31, 2025, and in September 2024, our board of directors authorized an additional share repurchase program of up to $500.0 million through December 31, 2027. Since initiating share repurchases in February 2021, our board has authorized the repurchase of an aggregate $1,500.0 million of our common stock, including the programs referenced above. All shares included in the table above were purchased under this authorization in open market transactions. Amounts reported in the table above do not include commissions incurred or excise taxes payable in connection with the repurchases.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 15, 2024.

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

In 2024, we acquired Satelles, Inc., or Satelles, a provider of highly secure, satellite-based position, navigation and timing (PNT) services that complement and protect GPS and other Global Navigation Satellite System, or GNSS, reliant systems. Time synchronization and location data play an important role in the global economy, particularly for major industries supported by critical infrastructure, such as financial services, telecommunications, cyber-security and transportation. We believe the acquisition of Satelles’s business could generate substantial growth in our service revenue, as well as incremental equipment and engineering services revenue over the coming years from both government and commercial customers. See Note 12 to our consolidated financial statements included in this annual report.

We sell our products and services to commercial end users through a wholesale distribution network, encompassing approximately 110 service providers, 310 value-added resellers, or VARs, and 85 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications for our products and services targeting specific lines of business.

At December 31, 2024, we had approximately 2,460,000 billable subscribers worldwide, an increase of 181,000, or 8%, from approximately 2,279,000 billable subscribers at December 31, 2023. We have a diverse customer base, including end users in land-mobile, Internet of Things, or IoT, maritime, aviation and government.

We recognize revenue primarily from the provision of services and the sale of equipment. Service revenue represented 74% of total revenue for each of the years ended December 31, 2024 and 2023. Voice and data, IoT data and broadband service revenues have historically generated higher margins than subscriber equipment revenue, and we expect this trend to continue. We also recognize revenue from our hosted payloads, principally from Aireon, including fees for hosting the payloads and fees for transmitting data from the payloads over our network, as well as revenue from other services, such as satellite time and location services.

Term Loan and Revolving Facility

On September 20, 2023, pursuant to a credit agreement (or, as amended to date, the Credit Agreement), we refinanced our previously existing term loan resulting in borrowing of $1,500.0 million, or the Term Loan, issued at a price equal to 99.75%, and an accompanying $100.0 million revolving loan, or the Revolving Facility. The maturity date of the Term Loan is in September 2030. During the year ended December 31, 2024, we borrowed an additional $325.0 million under our Term Loan, comprised of $125.0 million on March 25, 2024 and $200.0 million on July 30, 2024. The additional amounts borrowed are fungible with the original $1,500.0 million, and have the same maturity date, interest rate and other terms. The additional $125.0 million was issued at a price equal to 99.875% of its face value, while the additional $200.0 million was issued at a price equal to 99.0% of its face value.

The proceeds from the March 2024 additional Term Loan were used for the acquisition of Satelles on April 1, 2024. In April 2024, we drew down $50.0 million on our Revolving Facility for general corporate purposes, including the funding of repurchases of our common stock. This amount was repaid with the expansion of the Term Loan in July 2024, and there were no amounts outstanding under the Revolving Facility as of December 31, 2024. The remaining proceeds from the July 2024 additional Term Loan have been used for general corporate purposes, including share repurchases.

The Term Loan has been repriced on several occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate, or SOFR, plus 2.25%, with a 0.75% SOFR floor. We typically select a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, equal $18.3 million per annum, which is one percent of the full principal amount of the Term Loan, with the remaining principal due upon maturity.

The Revolving Facility bears interest at an annual rate of SOFR plus 2.25% (but without a SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, which is reduced to 0.375% if we have a consolidated first lien net leverage ratio, as defined in the Credit Agreement, of less than 3.5 to 1. The Revolving Facility has a maturity date in September 2028. See Note 6 to the consolidated financial statements included in this annual report for further discussion of our Term Loan and Revolving Facility.

As of December 31, 2024, we reported an aggregate balance of $1,807.7 million in borrowings under the Term Loan, before $16.9 million of net deferred financing costs, for a net principal balance of $1,790.9 million outstanding in our consolidated balance sheet. Our Revolving Facility was undrawn as of December 31, 2024.

Our Term Loan contains no financial maintenance covenants. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn, or subject to letter of credit exposure. As of December 31, 2024, the aggregate exposure under the Revolving Facility was less than 35%. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default.

The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions, subject, in the case of the Term Loan, to a 1% penalty in the event the Term Loan is prepaid or repriced within the first six months from the refinancing date. The Credit Agreement also contains a mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement) in the event our consolidated first lien net leverage ratio rises above 3.5 to 1. Our mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.6 million as of December 31, 2024. This amount is scheduled to be paid in 2025 and will be applied towards our required quarterly principal payments. As such, it was classified under current short-term secured debt in our consolidated balance sheet as of December 31, 2024. The Credit Agreement permits repayment, prepayment, and repricing transactions. We were in compliance with all covenants under the Credit Agreement as of December 31, 2024.

Derivative Financial Instruments

In July 2021, we entered into an interest rate cap agreement, or the Cap, that began in December 2021. The Cap manages our exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, which was not affected by the refinancing of the Term Loan in September 2023 or the 2024 increases and repricing, is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. We designated the Cap as a cash flow hedge of the variability of the SOFR-based interest payments on the Term Loan. The effective portion of the Cap’s change in fair value is recorded in accumulated other comprehensive income (loss) and reclassified into earnings during the period in which the hedged transaction affects earnings.

The Cap provides us the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. We began paying a fixed monthly premium based on an annual rate of 0.31% for the Cap in December 2021. The Cap carried a notional amount of $1.0 billion as of December 31, 2024 and 2023.

See Note 7 to our consolidated financial statements included in this report for further discussion of our derivative financial instruments.

Total Interest on Debt and Loss on Extinguishment

Total interest incurred includes amortization of deferred financing fees and capitalized interest. We incurred third-party financing costs of $2.3 million in connection with the expansion of the Term Loan in July 2024, $1.9 million related to the repricing of the Term Loan in June 2024 and $1.6 million in connection with the expansion of the Term Loan in March 2024, substantially all of which we expensed as incurred. Due to the refinancing of the Term Loan in 2023, we incurred third-party financing costs of $15.9 million, of which $14.7 million was expensed. These costs are included within interest expense on the consolidated statements of operations and comprehensive income (loss).

Total interest incurred during the years ended December 31, 2024, 2023 and 2022 was $102.8 million, $102.3 million and $72.1 million, respectively. Interest incurred includes amortization of deferred financing fees of $2.7 million, $4.0 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Interest capitalized during the years ended December 31, 2024, 2023 and 2022 was $5.0 million, $5.1 million and $2.6 million, respectively. As of December 31, 2024 and 2023, accrued interest on the Term Loan was $0.3 million and $1.0 million, respectively.

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

Comparison of Our Results of Operations for the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
		% of Total Revenue		% of Total Revenue	Change
($ In thousands)	2024		2023		Dollars	Percent
Revenue:
Service revenue
Commercial	$508,618	61%	$478,454	61%	$30,164	6%
Government	106,296	13%	106,000	13%	296	0%
Total service revenue	614,914	74%	584,454	74%	30,460	5%
Subscriber equipment	91,416	11%	105,136	13%	(13,720)	(13)%
Engineering and support services	124,352	15%	101,133	13%	23,219	23%
Total revenue	830,682	100%	790,723	100%	39,959	5%
Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	178,140	22%	158,710	20%	19,430	12%
Cost of subscriber equipment	52,427	6%	66,410	8%	(13,983)	(21)%
Research and development	28,422	3%	20,269	3%	8,153	40%
Selling, general and administrative	168,182	20%	143,706	18%	24,476	17%
Depreciation and amortization	203,127	25%	320,000	41%	(116,873)	(37)%
Total operating expenses	630,298	76%	709,095	90%	(78,797)	(11)%
Operating income	200,384	24%	81,628	10%	118,756	145%
Other expense:
Interest expense, net	(91,134)	(11)%	(90,387)	(11)%	(747)	1%
Other income, net	534	0%	4,012	1%	(3,478)	(87)%
Total other expense	(90,600)	(11)%	(86,375)	(10)%	(4,225)	5%
Income (loss) before income taxes and equity in net earnings of affiliates	109,784	13%	(4,747)	0%	114,531	2,413%
Income tax (expense) benefit	(12,259)	(1)%	26,251	3%	(38,510)	(147)%
Gain (loss) on equity method investments	15,251	2%	(6,089)	(1)%	21,340	350%
Net income	$112,776	14%	$15,415	2%	$97,361	632%

Commercial Service Revenue

	Year Ended December 31,
	2024			2023			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$226.1	415	$46	$219.2	408	$45	$6.9	7	$1
IoT data	166.2	1,887	$7.70	141.0	1,709	$7.45	25.2	178	$0.25
Broadband (3)	56.1	16.6	$282	57.9	16.7	$305	(1.8)	(0.1)	$(23)
Hosted payload and other data	60.2	N/A		60.3	N/A		(0.1)	N/A
Total commercial services	$508.6	2,319		$478.4	2,134		$30.2	185

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

For the year ended December 31, 2024, total commercial service revenue increased $30.2 million, or 6%, primarily as a result of increases in IoT and voice and data services revenue. Commercial IoT revenue increased $25.2 million, or 18%, compared to the prior year, driven by a 10% increase in IoT billable subscribers primarily in users of personal communications devices, and a new contract with a large customer executed in the first quarter of 2024. Commercial voice and data revenue increased $6.9 million, or 3%, from the prior year primarily due to an increase in billable subscribers. Commercial broadband revenue decreased $1.8 million, or 3%, compared to the prior year, due to a decrease in ARPU reflecting the increased prevalence of usage of our service as a companion service. Hosted payload and other service revenue decreased $0.1 million, reflecting the quarterly year-over-year decrease due to the change in the estimated useful lives of our satellites made in the fourth quarter of 2023, offset in part by increases in other data service revenue including Satelles revenue.

Government Service Revenue

	Year Ended December 31,
	2024		2023		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government service revenue	$106.3	141	$106.0	145	$0.3	(4)

(1)Billable subscriber numbers shown are at the end of the respective period.

We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. Revenue for the year ended December 31, 2024 rose slightly reflecting a contractual step up in the EMSS contract on September 15, 2024.

Subscriber Equipment Revenue

Subscriber equipment revenue decreased $13.7 million, or 13%, to $91.4 million for the year ended December 31, 2024 compared to the prior year, primarily due to a decrease in the volume of handset sales, offset in part by an increase in Short Burst Data sales. The overall decrease was is in line with our previously announced expectations, as we returned to more normal levels after the supply chain disruptions due to the pandemic. We expect equipment revenue in 2025 to be in line with 2024.

Engineering and Support Service Revenue

	Year Ended December 31,
	2024	2023	Change
	(In millions)
Commercial	$7.3	$11.0	$(3.7)
Government	117.0	90.1	26.9
Total	$124.3	$101.1	$23.2

Engineering and support service revenue increased by $23.2 million, or 23%, for the year ended December 31, 2024 compared to the prior year primarily due to the increased work under certain government projects, predominantly the contract awarded by the Space Development Agency, or the SDA, offset in part by decreases in commercial engineering projects. We expect engineering and support service revenue to be higher in 2025 than in 2024.

Operating Expenses

Cost of Services (exclusive of depreciation and amortization)

Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services, and cost of services for government and commercial engineering and support service revenue.

Cost of services (exclusive of depreciation and amortization) increased by $19.4 million, or 12%, for the year ended December 31, 2024 compared to the prior year, primarily as a result of increased work under certain government projects, including the SDA contract, as noted above.

Cost of Subscriber Equipment

Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.

Cost of subscriber equipment decreased $14.0 million, or 21%, for the year ended December 31, 2024 compared to the prior year period primarily due to the decrease in volume of device sales, as described above, and decreased inventory component costs.

Research and Development

Research and development expenses increased by $8.2 million, or 40%, for the year ended December 31, 2024 compared to the prior year period based on increased spending by Satelles since its acquisition and other device-related features for our network, including Project Stardust, which is our multi-year project to develop Iridium NTN DirectSM, our standards-based Narrowband-Internet of Things (NB-IoT) and Non-Terrestrial Network (NB-NTN) messaging and SOS capabilities for smartphones, tablets, cars and related consumer applications.

Selling, General and Administrative

Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.

Selling, general and administrative expenses increased by $24.5 million, or 17%, for the year ended December 31, 2024, primarily due to personnel costs from increased headcount and related costs, including higher employee stock-based compensation expense, increased expense from Satelles and related acquisition costs and certain costs that were previously recorded in cost of services, offset in part by a decrease in regulatory fees, decreased spending related to our channel partner conference which was held in the first quarter of the prior year and a decrease in stock appreciation rights expense in the current year resulting from a decrease in our stock valuation between the years.
Depreciation and Amortization

Depreciation and amortization expense decreased by $116.9 million, or 37%, for the year ended December 31, 2024, compared to the prior year, primarily due to the change in estimated useful lives of our satellites during the fourth quarter of 2023 and the write-off of our final ground spare, that resulted in accelerated depreciation of $37.5 million in the second quarter of 2023. We expect that depreciation expense will generally remain in line with 2024 depreciation expense for the remainder of the estimated useful lives.

Other Expense

Interest Expense, net

Interest expense, net, for the year ended December 31, 2024 was $91.1 million, compared to $90.4 million for the prior year. Interest expense, net in the current year reflects the higher average outstanding debt balance, offset in part by a $9.1 million decrease in repricing fees and the reduced interest rate in the current year.

Other Income, net

Other income, net, was $0.5 million for the year ended December 31, 2024, compared to $4.0 million for the prior year. The prior year balance was primarily the result of a one-time customer contractual settlement which resulted in recognition of $3.5 million of other income in the fourth quarter of 2023.

Income Tax Benefit (Expense)

For the year ended December 31, 2024, our income tax expense was $12.3 million, compared to income tax benefit of $26.3 million for the prior year. Our effective tax rate was approximately 11.2% for the year ended December 31, 2024 compared to 553.0% for the prior year. The decrease in income tax benefit is primarily related to the net impact of (i) pre-tax book income in the current year compared to pre-tax book loss in the prior year, (ii) a decrease in estimated R&D credits, (iii) an increased stock compensation tax expense, and (iv) a tax benefit for the Foreign Derived Intangible Income deduction. If our current estimates change in future periods, the impact on the deferred tax assets and liabilities may change correspondingly. See Note 13 to our consolidated financial statements for more detail on the individual items impacting our effective tax rate for the years.

Gain (Loss) on Equity Method Investments

For the year ended December 31, 2024, our gain on equity method investments was $15.3 million, compared to a loss of $6.1 million in the prior year. The gain in 2024 primarily reflects the acquisition of Satelles, as we recorded a $19.8 million gain on our pre-acquisition equity method investment in Satelles, offset in part by the portion of losses recorded on other equity method investments. The prior year reflects the portion of losses recorded on equity method investments, including Satelles, during the period.

Net Income

Net income was $112.8 million for the year ended December 31, 2024, compared to $15.4 million during the prior year. The improvement primarily resulted from the decrease in depreciation expense, an increase in revenues, and the gain on equity method investments, as noted above, offset in part by an increase in income taxes and an increase in operating expenses other than depreciation.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations, cash and cash equivalents and our Revolving Facility. At December 31, 2024, we had $1.8 billion of indebtedness, consisting exclusively of amounts outstanding under the Term Loan, the terms of which are described above under the section captioned “Term Loan.” We have additional borrowing available to us under our Revolving Facility of $100.0 million at December 31, 2024. These sources are expected to meet our short-term and long-term liquidity needs, including annual payments for (i) required principal and interest on the Term Loan, which we expect to be $33.1 million inclusive of the mandatory excess cash flow prepayment in 2025, and, based on the current interest rate, approximately $96.0 million, respectively, (ii) capital expenditures, of approximately $90.0 million in 2025 and moderating through the end of the decade, (iii) working capital, (iv) potential share repurchases, and (v) anticipated cash dividend payments to holders of our common stock.

As of December 31, 2024, our total cash and cash equivalents balance was $93.5 million, up from $71.9 million as of December 31, 2023. The increase was principally the result of additional Term Loan borrowings in 2024, offset in part by an increase in share repurchases.

Contractual Obligations

As of December 31, 2024, we held non-cancelable purchase obligations of approximately $9.3 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during 2025, decreased $12.2 million from the end of 2023 primarily due to recovery from supply chain constraints.

Our material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2030, which is expected to be $1,702.8 million. We expect to refinance this amount at or prior to maturity.

Dividends

On December 8, 2022, our Board of Directors initiated a quarterly dividend. For each quarter through March 2024, our Board of Directors declared and paid a quarterly cash dividend in the amount of $0.13 per share of common stock. Beginning in June 2024, the Board of Directors increased the quarterly cash dividend to $0.14 per share of common stock for each quarter through December 2024. Total dividends paid in 2024 were $64.7 million, while total dividends in 2023 were $64.8 million. While we expect to continue the regular cash dividend program, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant.

Cash Flows - Comparison of the Years Ended December 31, 2024 and 2023

The following table shows our consolidated cash flows:

	Year Ended December 31,
Statement of Cash Flows	2024	2023	Change
	(in thousands)
Net cash provided by operating activities	$375,955	$314,913	$61,042
Net cash used in investing activities	$(180,603)	$(83,487)	$(97,116)
Net cash used in financing activities	$(170,481)	$(327,052)	$156,571

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2024 increased $61.0 million from the prior year. Cash flows related to changes in working capital increased by approximately $58.7 million, primarily as a result of changes in inventory, offset by corresponding decreases in accounts payable and accrued expenses. In 2023, we replenished finished goods and component inventory, including last time buys. These changes were partially offset by net income, as adjusted for non-cash activities, which decreased by $2.4 million over the prior year. Net income in 2023 was adjusted for non-cash, positive adjustments, including depreciation expense associated with the write-off of the remaining spare satellite in the third quarter, and stock-based compensation expense.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 increased $97.1 million from the prior year period primarily as a result of our acquisition of Satelles on April 1, 2024, offset in part by a decrease in capital expenditures compared to the prior year. We expect our capital expenditures to be $90.0 million in 2025 and moderate through the end of the decade.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2024 decreased $156.6 million compared to the prior year period primarily due to the additional $325.0 million in borrowings under the Term Loan, offset in part by increased repurchases of our common stock.

Seasonality

Our results of operations have been subject to seasonal usage changes for commercial customers, and we expect that our results will be affected by similar seasonality going forward. March through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. In December 2024, a large IoT customer began to phase out its annual retail pricing plans. As a result, that customer’s annual billable subscribers will move to monthly plans, which we expect to increase seasonality in billable subscribers. We expect revenue to remain unaffected due to the fixed-price nature of our contract with this customer for 2025. U.S. government revenue and commercial IoT revenue have been less subject to seasonal usage changes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had an outstanding aggregate balance of $1,807.7 million under the Term Loan as of December 31, 2024. Under our Term Loan, we pay interest at an annual rate equal to SOFR plus 2.25%, with a 0.75% SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. Our Cap began in December 2021, which manages our exposure to interest rate movements on a notional amount of $1.0 billion of our Term Loan. In 2024, the Cap provided the right for us to receive payment from the counterparty if one-month SOFR exceeded 1.436%. (See Note 7 to the financial statements included in this report for further details on the changes to the Cap.) The interest rate was above the level of the Cap for the full year 2024. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $2.0 million related to the unhedged portion of the Term Loan.

As of December 31, 2024, our Revolving Facility was undrawn. Accordingly, although the Revolving Facility bears interest at SOFR plus 2.25%, without a SOFR floor, if and as drawn, we are not currently exposed to fluctuations in interest rates with respect to our Revolving Facility.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Iridium Communications Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Changes in estimated useful lives of satellites

As discussed in Note 2 to the consolidated financial statements, the Company’s satellites are depreciated using the straight-line method over their respective estimated useful lives, which are currently estimated to be 17.5 years. The Company applied judgment in determining the useful lives based on factors such as engineering data relating to the operation and performance of its satellite network, the Company’s long-term strategy for using the assets, and the manufacturer’s estimated design life for the assets. As discussed in Note 4, as of December 31, 2024, the Company had recorded $1,791,730 thousand in total depreciable property and equipment, net of accumulated depreciation, which included its satellites.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s process to determine changes in the estimated useful lives of its satellites. We evaluated the factors the Company used to determine the estimated useful lives of the satellites by:

•comparing the Company’s useful life estimates to the manufacturer’s estimated design life, the Company’s longevity assessment for the satellites, and the lives of its first-generation satellite constellation
•reading publicly available information on the estimated useful lives of similar assets
•inquiring of operations and engineering management personnel regarding satellite operation and performance
•evaluating the effect of changes, if any, in the Company’s long-term strategy for use of the assets on the useful life estimates.

Evaluation of acquisition-date fair value of customer relationships

As discussed in Note 12 to the consolidated financial statements, on April 1, 2024, the Company acquired the remaining 80.5% of the outstanding shares and voting interest of Satelles, Inc. that was not previously owned by the Company for consideration totaling $125.5 million. The Company accounted for the acquired business using the acquisition method of accounting by recording assets acquired and liabilities assumed at their respective fair values. As part of the transaction, the Company acquired customer relationship intangible assets with an acquisition date fair value of $57 million, which was determined using the multi-period excess earnings method.

We identified the evaluation of the fair value of customer relationship intangible assets acquired in the Satelles, Inc. transaction as a critical audit matter. Subjective auditor judgment was involved in evaluating certain assumptions, including the forecasted revenue growth, forecasted revenue attributable to customer contracts, forecasted earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, and the discount rate used to value the customer relationships. Changes in these assumptions used could have a significant impact on the acquisition-date fair value of this intangible asset.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls over the assumptions discussed above. We evaluated the forecasted revenue growth, forecasted revenue attributable to customer contracts, and EBITDA margins used to value the customer relationships by comparing them to those of the Company’s peers and Satelles Inc.’s historical and forecasted results. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate used to value the customer relationships by comparing the Company’s inputs to the discount rate to publicly available data for comparable entities and assessing the resulting discount rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

McLean, Virginia
February 13, 2025

Iridium Communications Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$93,526	$71,870
Accounts receivable, net	98,803	91,715
Inventory	81,283	91,135
Prepaid expenses and other current assets	19,118	16,364
Total current assets	292,730	271,084
Property and equipment, net	2,080,544	2,195,758
Equity method investments	42,516	67,130
Other assets	66,618	86,708
Intangible assets, net	90,877	41,095
Goodwill	98,186	—
Total assets	$2,671,471	$2,661,775
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	33,118	15,000
Accounts payable	19,715	28,671
Accrued expenses and other current liabilities	64,811	54,826
Deferred revenue	51,570	33,057
Total current liabilities	169,214	131,554
Long-term secured debt, net	1,757,767	1,467,490
Deferred income tax liabilities, net	114,140	114,642
Deferred revenue, net of current portion	38,259	43,965
Other long-term liabilities	15,454	16,025
Total liabilities	2,094,834	1,773,676
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 110,357 and 122,776 shares issued and outstanding at December 31, 2024 and 2023, respectively	110	123
Additional paid-in capital	964,348	1,089,466
Accumulated deficit	(406,092)	(235,397)
Accumulated other comprehensive income, net of tax	18,271	33,907
Total stockholders’ equity	576,637	888,099
Total liabilities and stockholders’ equity	$2,671,471	$2,661,775

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Services	$614,914	$584,454	$534,721
Subscriber equipment	91,416	105,136	134,714
Engineering and support services	124,352	101,133	51,599
Total revenue	830,682	790,723	721,034

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	178,140	158,710	115,137
Cost of subscriber equipment	52,427	66,410	86,012
Research and development	28,422	20,269	16,218
Selling, general and administrative	168,182	143,706	123,504
Depreciation and amortization	203,127	320,000	303,484
Total operating expenses	630,298	709,095	644,355
Operating income	200,384	81,628	76,679
Other income (expense):
Interest expense, net	(91,134)	(90,387)	(65,089)
Loss on extinguishment of debt	—	—	(1,187)
Other income, net	534	4,012	107
Total other expense	(90,600)	(86,375)	(66,169)
Income (loss) before income taxes and equity in net earnings of affiliates	109,784	(4,747)	10,510
Income tax (expense) benefit	(12,259)	26,251	(292)
Gain (loss) on equity method investments	15,251	(6,089)	(1,496)
Net income	112,776	15,415	8,722
Weighted average shares outstanding - basic	118,566	125,598	128,255
Weighted average shares outstanding - diluted	119,792	127,215	130,134
Net income attributable to common stockholders per share - basic	$0.95	$0.12	$0.07
Net income (loss) attributable to common stockholders per share - diluted	$0.94	$0.12	$0.07

Comprehensive income (loss):
Net income	$112,776	$15,415	$8,722
Foreign currency translation adjustments	(3,143)	(58)	(53)
Unrealized (loss) gain on cash flow hedges, net of tax (see Note 7)	(12,493)	(17,598)	58,668
Comprehensive income (loss)	$97,140	$(2,241)	$67,337

 See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2021	131,342	$131	$1,154,058	$(7,052)	$140,810	$1,287,947
Stock-based compensation	—	—	48,367	—	—	48,367
Stock options exercised and awards vested	1,484	2	3,870	—	—	3,872
Stock withheld to cover employee taxes	(130)	—	(5,293)	—	—	(5,293)
Repurchases and retirements of common stock	(6,794)	(7)	(59,776)	—	(197,276)	(257,059)
Net income	—	—	—	—	8,722	8,722
Dividends declared	—	—	(16,616)	—	—	(16,616)
Cumulative translation adjustments	—	—	—	(53)	—	(53)
Unrealized gain on cash flow hedges, net of tax	—	—	—	58,668	—	58,668
Balance at December 31, 2022	125,902	126	1,124,610	51,563	(47,744)	1,128,555
Stock-based compensation	—	—	64,139	—	—	64,139
Stock options exercised and awards vested	1,788	2	3,956	—	—	3,958
Stock withheld to cover employee taxes	(162)	—	(9,680)	—	—	(9,680)
Repurchases and retirements of common stock	(4,752)	(5)	(43,946)	—	(203,068)	(247,019)
Net income	—	—	—	—	15,415	15,415
Dividends declared	—	—	(49,613)	—	—	(49,613)
Cumulative translation adjustments	—	—	—	(58)	—	(58)
Unrealized loss on cash flow hedges, net of tax	—	—	—	(17,598)	—	(17,598)
Balance at December 31, 2023	122,776	123	1,089,466	33,907	(235,397)	888,099
Stock-based compensation	—	—	68,327	—	—	68,327
Stock options exercised and awards vested	1,761	1	3,440	—	—	3,441
Stock withheld to cover employee taxes	(194)	—	(6,702)	—	—	(6,702)
Repurchases and retirements of common stock	(13,986)	(14)	(124,240)	—	(283,471)	(407,725)
Net income	—	—	—	—	112,776	112,776
Dividends declared	—	—	(65,943)	—	—	(65,943)
Cumulative translation adjustments	—	—	—	(3,143)	—	(3,143)
Unrealized loss on cash flow hedges, net of tax	—	—	—	(12,493)	—	(12,493)
Balance at December 31, 2024	110,357	$110	$964,348	$18,271	$(406,092)	$576,637

See notes to consolidated financial statements

Iridium Communications Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$112,776	$15,415	$8,722
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	6,560	(31,828)	(1,189)
Depreciation and amortization	203,127	320,000	303,484
Loss on extinguishment of debt	—	—	1,187
Stock-based compensation (net of amounts capitalized)	63,457	57,455	43,732
Amortization of deferred financing fees	2,523	3,739	4,602
(Gain) loss on equity method investments	(15,251)	6,089	1,496
All other items, net	715	732	638
Changes in operating assets and liabilities:
Accounts receivable	(6,366)	(9,538)	(18,712)
Inventory	9,822	(50,958)	(10,183)
Prepaid expenses and other current assets	(2,985)	(1,153)	(4,227)
Other assets	5,543	3,019	3,441
Accounts payable	(18,808)	2,759	4,730
Accrued expenses and other current liabilities	9,790	4,899	5,929
Deferred revenue	6,845	(2,961)	4,871
Other long-term liabilities	(1,793)	(2,756)	(3,792)
Net cash provided by operating activities	375,955	314,913	344,729

Cash flows from investing activities:
Capital expenditures	(69,890)	(73,487)	(71,267)
Investment in related parties	—	(10,000)	(50,000)
Acquisition of Satelles, Inc., net of cash acquired	(110,713)	—	—
Net cash used in investing activities	(180,603)	(83,487)	(121,267)

Cash flows from financing activities:
Borrowings under the Term Loan	419,783	63,940	—
Payments on the Term Loan	(114,194)	(72,315)	(116,500)
Repurchases of common stock	(407,725)	(247,019)	(257,059)
Payment of deferred financing fees	(345)	(1,162)	—
Proceeds from exercise of stock options	3,441	3,958	3,872
Tax payments upon settlement of stock awards	(6,702)	(9,680)	(5,293)
Payment of common stock dividends	(64,739)	(64,774)	—
Net cash used in financing activities	(170,481)	(327,052)	(374,980)

Effect of exchange rate changes on cash and cash equivalents	(3,215)	(1,274)	(625)
Net increase (decrease) in cash and cash equivalents and restricted cash	21,656	(96,900)	(152,143)
Cash, cash equivalents and restricted cash, beginning of period	71,870	168,770	320,913
Cash, cash equivalents and restricted cash, end of period	$93,526	$71,870	$168,770

See notes to consolidated financial statements
Iridium Communications Inc.
Consolidated Statements of Cash Flows, continued
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$95,311	$91,936	$63,880
Income taxes paid, net	$5,248	$4,225	$2,224

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid for yet	$13,169	$7,070	$5,697
Capitalized stock-based compensation	$4,870	$6,684	$4,635
Dividends accrued on common stock	$2,535	$1,315	$16,616

See notes to consolidated financial statements

Iridium Communications Inc.
Notes to Consolidated Financial Statements
December 31, 2024

1. Organization and Business

Iridium Communications Inc. (the “Company”), a Delaware corporation, offers voice and data communications services and products to businesses, U.S. and international government agencies and other customers on a global basis. The Company is a provider of mobile voice and data communications services via a constellation of low earth orbiting satellites. The Company holds various licenses and authorizations from the U.S. Federal Communications Commission (the “FCC”) and from international and foreign regulatory bodies that permit the Company to conduct its business, including the operation of its satellite constellation.

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

2. Significant Accounting Policies and Basis of Presentation

Principles of Consolidation and Basis of Presentation

The Company has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of (i) the Company, (ii) its wholly owned subsidiaries, and (iii) all less than wholly owned subsidiaries that the Company controls. All material intercompany transactions and balances have been eliminated. The Company has reclassified certain items in the consolidated financial statements for the prior periods to be comparable with the classification for the year ended December 31, 2024. These reclassifications had no effect on previously reported net income.

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

Adopted and Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. During the year ended December 31, 2024, the Company adopted ASU 2023-07, as required, the effects of which are presented in Note 16.

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

The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of December 31, 2024 and 2023: cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. The majority of cash is invested into a money market fund with U.S. treasuries, agency mortgage-backed securities and/or U.S. government guaranteed debt. While the Company maintains its cash and cash equivalents with financial institutions with high credit ratings, it often maintains those deposits in federally insured financial institutions in excess of federally insured limits. The Company performs credit evaluations of its customers’ financial condition and records reserves to provide for estimated credit losses. Accounts receivable are due from both domestic and international customers.

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

Investments

Investments where the Company has the ability to exercise significant influence, but does not control, are accounted for under the equity method of accounting and are included in Equity Method Investments on the Company’s consolidated balance sheets. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the investee. Under this method of accounting, the Company’s share of the net earnings (losses) of the investee is included in loss on equity method investments on the consolidated statement of operations and comprehensive income (loss).

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and are subject to late fee penalties. Management develops its estimate of an allowance for uncollectible receivables based on the Company’s experience with specific customers, aging of outstanding invoices, its understanding of customers’ current economic circumstances and its own judgment as to the likelihood that the Company will ultimately receive payment. The Company writes off its accounts receivable when balances ultimately are deemed uncollectible. The allowance for doubtful accounts was not material as of December 31, 2024 and 2023.

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

The Company’s expense for excess and obsolete inventory was not material during the years ended December 31, 2024, 2023 or 2022.

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

The following table summarizes the Company’s inventory balance:

	December 31,
	2024	2023
	(In thousands)
Finished goods	$52,496	$48,698
Raw materials	29,605	43,599
Inventory valuation reserve	(818)	(1,162)
Total	$81,283	$91,135

The Company’s raw materials balance includes $21.2 million and $32.2 million at December 31, 2024 and December 31, 2023, respectively, of inventory held on consignment at third-party manufacturers.

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

	As of and For Year Ended December 31,
	2024	2023
	(In thousands)
Property and equipment, net	$4,393	$5,963
Inventory	477	721
Cost of subscriber equipment	35	60
Cost of services (exclusive of depreciation and amortization)	16,122	16,128
Research and development	1,664	1,282
Selling, general and administrative	45,636	39,985
Total stock-based compensation	$68,327	$64,139

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

Derivative Financial Instruments

The Company uses derivatives to manage its exposure to fluctuating interest rate risk on variable rate debt. Its derivatives are measured at fair value and are recorded on the consolidated balance sheets within other assets and other current liabilities. When the Company’s derivatives are designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in accumulated other comprehensive income (loss) within the Company’s consolidated balance sheets and subsequently recognized in earnings when the hedged items impact earnings. Any ineffective portion of a derivative’s change in fair value will be recognized in earnings in the same period in which the hedged interest payments affect earnings. Within the consolidated statements of operations and comprehensive income (loss), the gains and losses related to cash flow hedges are recognized within interest income (expense), net, as this is the same financial statement line item associated with the hedged items. Cash flows from hedging activities are included in operating activities within the Company’s consolidated statements of cash flows, which is the same category as the item being hedged. See Note 7 for further information.

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

Revenue Recognition

The Company derives its revenue primarily as a wholesaler of satellite communications products and services. The primary types of revenue include (i) service revenue (access and usage-based airtime fees), (ii) subscriber equipment revenue, and (iii) revenue generated by providing engineering and support services to commercial and government customers. In addition to the discussion immediately below, see Note 9 for further discussion of the Company’s revenue recognition.

Wholesaler of satellite communications products and services

Pursuant to wholesale agreements, the Company sells its products and services to service providers and recognizes revenue as it fulfills its performance obligations to the service providers, based on amounts that reflect the consideration to which it expects to be entitled to in exchange for those products and services. The service providers, in turn, sell the products and services to other distributors or directly to the end users. The Company recognizes revenue when an arrangement exists, services or equipment are transferred, the transaction price is determined, the arrangement has commercial substance, and collection of consideration is probable.

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

Services sold to the U.S. government

The Company provides airtime and airtime support to U.S. government and other authorized customers pursuant to the Enhanced Mobile Satellite Services (“EMSS”) contract. Under the terms of this agreement, authorized customers continue to utilize airtime services, provided through the U.S. government’s dedicated gateway. These services include unlimited global standard and secure voice, low and high-speed data, paging, broadcast and Distributed Tactical Communications Services (“DTCS”) services for an unlimited number of Department of Defense (“DoD”) and other federal subscribers. Under this contract, revenue is based on the annual fee for the fixed-price contract with unlimited subscribers and is recognized on a straight-line basis over each contractual year, with equal payments submitted monthly. The U.S. government purchases its subscriber equipment from third-party distributors and not directly from the Company.

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

Advertising Costs

Costs associated with advertising and promotions are expensed as incurred. Advertising expenses were $1.3 million, $1.4 million and $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Net Income Per Share

The Company calculates basic net income per share by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share takes into account the effect of potentially dilutive common shares when the effect is dilutive. The effect of potentially dilutive common shares, including common stock issuable upon exercise of outstanding stock options, is computed using the treasury stock method. The effect of potentially dilutive common shares from the conversion of outstanding convertible preferred securities was computed using the as-if converted method at the stated conversion rate. The Company’s unvested RSUs awarded to the board of directors contain non-forfeitable rights to dividends and therefore are considered to be participating securities in periods of net income. The calculation of basic and diluted net income per share excludes net income attributable to these unvested RSUs from the numerator and excludes the impact of these unvested RSUs from the denominator.

3. Cash and Cash Equivalents

Cash and Cash Equivalents

The following table summarizes the Company’s cash and cash equivalents:

	December 31,		Recurring Fair Value Measurement
	2024	2023
	(In thousands)
Cash and cash equivalents:
Cash	$16,913	$32,526
Money market funds	76,613	39,344	Level 2
Total cash and cash equivalents	$93,526	$71,870

4. Property and Equipment

The following table presents the composition of property and equipment:

		December 31,
	Useful Life	2024	2023
		(In thousands)
Satellite system	17.5 years	$3,242,845	$3,242,829
Ground system	5-7 years	76,994	70,497
Equipment	3-5 years	55,041	51,788
Internally developed software and purchased software	3-7 years	369,080	332,824
Building and leasehold improvements	5-39 years	39,157	33,433
Total depreciable property and equipment		3,783,117	3,731,371
Less: accumulated depreciation		(1,991,387)	(1,804,884)
Total depreciable property and equipment, net of accumulated depreciation		1,791,730	1,926,487
Land		8,037	8,037
Construction-in-process:
Spare satellites		181,762	181,557
Other construction-in-process		99,015	79,677
Total property and equipment, net of accumulated depreciation		$2,080,544	$2,195,758

Other construction-in-process consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Internally developed and purchased software	$80,665	$60,467
Equipment	5,948	6,859
Ground system	12,402	12,351
Total other construction-in-process	$99,015	$79,677

Depreciation expense was $195.9 million, $318.5 million and $301.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. See “Property and Equipment” in Note 2 above for more information with respect to changes in depreciation expense incurred.

5. Intangible Assets and Goodwill

Intangible Assets

The following table presents identifiable intangible assets:

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,420)	5,019
Patents	14 - 20 years	587	(209)	378
Customer Relationships	12 years	57,000	(6,745)	50,255
Total		74,026	(18,374)	55,652
Total intangible assets		$109,251	$(18,374)	$90,877

	December 31, 2023
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(10,987)	5,452
Assembled workforce	7 years	5,678	(5,678)	—
Patents	14 - 20 years	587	(169)	418
Total		22,704	(16,834)	5,870
Total intangible assets		$57,929	$(16,834)	$41,095

Amortization expense was $7.2 million, $1.5 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table presents future amortization expense with respect to intangible assets existing at December 31, 2024, by year and in the aggregate:

Year ending December 31,	Amount
(In thousands)
2025	$3,948
2026	8,523
2027	6,815
2028	7,252
2029	5,988
Thereafter	23,126
Total estimated future amortization expense	$55,652

Goodwill

During the year ended December 31, 2024, the Company acquired Satelles, Inc. (see Note 12), resulting in a goodwill balance of $98.2 million as of December 31, 2024. There was no goodwill balance as of December 31, 2023.

6. Debt

Term Loan and Revolving Facility

Pursuant to a credit agreement (as amended to date, the “Credit Agreement”), the Company previously entered into a term loan totaling $1,500.0 million (as so amended and restated, the “Term Loan”), issued at a price equal to 99.75% of its face value, and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The maturity of the Term Loan is in September 2030. During the year ended December 31, 2024, the Company borrowed an additional $325.0 million under its Term Loan, comprised of $125.0 million on March 25, 2024 and $200.0 million on July 30, 2024. The additional amounts borrowed are fungible with the original $1,500.0 million and have the same maturity date, interest rate and other terms. The additional $125.0 million was issued at a price equal to 99.875% of its face value, while the additional $200.0 million was issued at 99.0% of its face value.

The proceeds from the March 2024 additional Term Loan were used for the acquisition of Satelles, Inc. (see Note 12) on April 1, 2024. In April 2024, the Company drew down $50.0 million on its Revolving Facility for general corporate purposes, including the funding of repurchases of its common stock. This amount was repaid with the expansion of the Term Loan in July 2024, and there were no amounts outstanding under the Revolving Facility as of December 31, 2024. The remaining proceeds from the July 2024 additional Term Loan have been used for general corporate purposes, including repurchases of common stock.

The Term Loan has been repriced on several occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%, with a 0.75% SOFR floor. The Company typically selects a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, equal $18.3 million per annum (one percent of the full principal amount of the Term Loan following the additional Term Loan amounts borrowed in 2024), with the remaining principal due upon maturity.

The Revolving Facility bears interest at the same rate (but without a SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, which is reduced to 0.375% if the Company has a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1, and a maturity date in September 2028.

The Company paid fees of $2.3 million in connection with the expansion of the Term Loan in July 2024, $1.9 million related to the repricing of the Term Loan in June 2024 and $1.6 million in connection with the expansion of the Term Loan in March 2024, substantially all of which were expensed as incurred. The amounts expensed are included within interest expense.
In September 2023, the Company paid $3.8 million of issuance costs to refinance the Term Loan, which costs were deferred and will be amortized through the term of the loan. Lenders making up approximately $16.8 million of the Term Loan did not participate in the refinancing. Those portions of the Term Loan were replaced by new or existing lenders. This resulted in an immaterial loss on extinguishment of debt, as the Company wrote off the unamortized debt issuance costs related to the lenders who were fully repaid in an exchange of principal. The Company deferred an additional $1.2 million of third-party fees associated with the refinancing of the Term Loan and the Revolving Facility in September 2023.

In the fourth quarter of 2022, the Company elected to prepay $100.0 million of principal on the Term Loan. This resulted in a $1.2 million loss on extinguishment of debt, as the Company wrote off the unamortized debt issuance costs related to this prepayment.

As of December 31, 2024 and 2023, the Company reported an aggregate of $1,807.7 million and $1,500.0 million in borrowings under the Term Loan, respectively. These amounts do not include $16.9 million and $17.5 million of net unamortized deferred financing costs as of December 31, 2024 and 2023, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 amounted to $1,790.9 million and $1,482.5 million, respectively. As of December 31, 2024 and 2023, based upon over-the-counter bid levels (Level 2 - market approach), the fair value of the borrowings under the Term Loan was $1,802.1 million and $1,506.6 million, respectively. The Company had no outstanding borrowings under the Revolving Facility as of December 31, 2024 or 2023.

The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement) in the event the Company’s net leverage ratio rises above 3.5 to 1. The Company’s mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.6 million as of December 31, 2024. This amount will be paid in 2025 and will be applied to the Company’s required quarterly principal payments. As such, it was classified under current short-term secured debt in the Company’s consolidated balance sheet as of December 31, 2024. The Credit Agreement permits repayment, prepayment and repricing transactions, subject, in the case of the Term Loan, to a 1% penalty in the event the Term Loan is prepaid or repriced within the first six months from the refinancing date.

The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of December 31, 2024.

Interest on Debt

Total interest incurred includes amortization of deferred financing fees and capitalized interest. The Company incurred third-party financing costs of $15.9 million in connection with the refinancing of the Term Loan in September 2023, of which $14.7 million was expensed. All third-party financing costs incurred during the years ended December 31, 2024 and 2023 were expensed. All amounts expensed are included within interest expense on the consolidated statements of operations and comprehensive income (loss).

The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Total interest incurred	$102,758	$102,321	$72,090
Amortization of deferred financing fees	$2,660	$3,958	$4,760
Capitalized interest	$5,042	$5,086	$2,590

As of December 31, 2024 and 2023, accrued interest under the Term Loan was $0.3 million and $1.0 million, respectively.

Total Debt

The following table presents future minimum principal repayments with respect to the Term Loan existing at December 31, 2024, by year and in the aggregate:

Year ending December 31,	Amount
(In thousands)
2025	$33,118
2026	3,402
2027	18,260
2028	18,260
2029	18,260
Thereafter	1,716,445
Total debt commitments	1,807,745
Less: Original issuance discount	16,860
Less: Total short-term debt	33,118
Total long-term debt, net	$1,757,767

The table above includes only the cash flow sweep amount payable in 2025 with respect to 2024 excess cash. The schedule excludes future amounts that may be required to be prepaid pursuant to the excess cash flow sweep provision of the Credit Agreement, as those amounts are not determinable in advance.

7. Derivative Financial Instruments

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

Interest Rate Cap

In July 2021, the Company entered into the Cap, which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, as modified to date, currently provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of December 31, 2024 and 2023.

The Cap, which was not affected by the expansion of the Term Loan in July 2024 and March 2024 or the repricing of the Term Loan in June 2024 and September 2023, is designed to mirror the terms of the Term Loan and to offset the cash flows being hedged. The Company designated the Cap as a cash flow hedge of the variability of the SOFR-based rate interest payments on the Term Loan. The effective portion of the Cap’s change in fair value will be recorded in accumulated other comprehensive income (loss). Any ineffective portion of the Cap’s change in fair value will be recorded in current earnings as interest expense.

Fair Value of Derivative Instruments

As of December 31, 2024 and 2023, the Company had an asset balance of $47.3 million and $66.5 million, respectively, for the fair value of the Cap, and a liability balance of $5.6 million and $8.4 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded within other assets on the consolidated balance sheet.

During each of the years ended December 31, 2024, 2023 and 2022 the Company collectively incurred $3.3 million in net interest expense for the cost of the interest rate hedges. Interest expense was reduced by $38.2 million, $36.2 million and $7.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, for payments received related to the Cap. Gains and losses resulting from fair value adjustments to the Cap are recorded within accumulated other comprehensive income within the Company’s consolidated balance sheet and reclassified to interest expense on the dates that interest payments become due. Cash flows related to the derivative contracts are included in cash flows from operating activities on the consolidated statements of cash flows. Over the next 12 months, the Company expects any gains or losses for cash flow hedges amortized from accumulated other comprehensive income (loss) into earnings to have an immaterial impact on the Company’s consolidated financial statements.

The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Unrealized (loss) gain, net of tax	$(12,493)	$(17,598)	$58,668
Tax benefit (expense)	$3,688	$5,379	$(17,834)

8. Equity Transactions

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock. The remaining 0.5 million authorized shares of preferred stock remain undesignated and unissued as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.

Dividends

Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, such dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. In December 2022, the Company’s Board of Directors initiated a quarterly dividend. The Company paid dividends of $0.13 per share of common stock for each quarter of 2023 and for the first quarter of 2024. The Company paid dividends of $0.14 per share of common stock for each of the quarters ended June 30, September 30 and December 31, 2024. The dividends resulted in total payments of $64.7 million and $64.8 million during the years ended 2024 and 2023, respectively. The Company’s liability related to dividends on common stock was $2.5 million and $1.3 million as of December 31, 2024 and 2023, respectively.

Share Repurchase Program

Since February 2021, the Company’s Board of Directors has authorized the repurchase of up to $1,500.0 million of the Company’s common stock, including the most recent approval in September 2024 of $500.0 million through December 31, 2027. This time frame can be extended or shortened by the Board of Directors. Repurchases may be made from time to time on the open market at prevailing prices or in negotiated transactions off the market. The Company records share repurchases at cost, which includes broker commissions and related excise taxes. All shares are immediately retired upon repurchase in accordance with the board-approved policy. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings/accumulated deficit. The portion to be allocated to additional paid-in capital is calculated by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of the date of retirement.

The Company repurchased and subsequently retired 14.0 million, 4.8 million and 6.8 million shares of its common stock during the years ended December 31, 2024, 2023 and 2022, respectively, for a total purchase price of $403.8 million, $244.6 million and $257.0 million, respectively, exclusive of $3.6 million and $1.4 million of excise taxes incurred in the year ended December 31, 2024 and 2023, respectively, with no such taxes incurred in the year ended December 31, 2022. In addition, in

December 2023, the Company repurchased 26,000 shares for $1.0 million, which were settled and retired in January 2024. As such, these shares were recorded as treasury stock as of December 31, 2023. As of December 31, 2024, $430.3 million remained available and authorized for repurchase under this program.

9. Revenue

The following table summarizes the Company’s services revenue:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Commercial services:
Voice and data	$226,197	$219,242	$193,112
IoT data	166,166	141,036	125,015
Broadband	56,095	57,878	51,143
Hosted payload and other data(1)	60,160	60,298	59,451
Total commercial services	508,618	478,454	428,721
Government services	106,296	106,000	106,000
Total services	$614,914	$584,454	$534,721
(1)    Includes immaterial revenue related to the Company’s operating leases in which it is a lessor (see Note 10 for additional information).

The following table summarizes the Company’s engineering and support services revenue:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Commercial	$7,307	$11,050	$7,833
Government	117,045	90,083	43,766
Total	$124,352	$101,133	$51,599

The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond a year is immaterial to the financial statements.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $36.9 million, $31.4 million and $26.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	Year Ended December 31,
	2024	2023
	(In thousands)
Contract Assets:
Commissions	$1,058	$1,114
Other contract costs	$1,798	$1,970

10. Leases

The Company has operating leases for land, office space, satellite network operations center (“SNOC”) facilities, system gateway facilities, a warehouse and a distribution center. The Company also has operations and maintenance (“O&M”) agreements that include leases associated with two teleport network facilities. Some of the Company’s leases include options to extend the leases for up to 8 years. The Company does not include term extension options as part of its present value calculation of lease liabilities unless it is reasonably certain to exercise those options. As of December 31, 2024, the Company’s weighted-average remaining lease term relating to its operating leases was 4.4 years, and the weighted-average discount rate used to calculate the operating lease liability payment was 6.8%.

The following table summarizes the Company’s lease-related assets and liabilities:

Leases	Classification	December 31, 2024	December 31, 2023
		(In thousands)
Operating lease assets
Noncurrent	Other assets	$14,285	$16,133
Total lease assets		$14,285	$16,133

Operating lease liabilities
Current	Accrued expenses and other current liabilities	$5,043	$4,327
Noncurrent	Other long-term liabilities	$11,059	14,087
Total lease liabilities		$16,102	$18,414

During the years ended December 31, 2024, 2023 and 2022, the Company incurred lease expense of $6.0 million, $5.2 million and $5.2 million, respectively. A portion of lease expense during these comparable periods was derived from leases that were not included within the ROU asset and liability balances shown above as they had terms shorter than twelve months and were therefore excluded from balance sheet recognition under ASU 2016-02.

The following table presents future payment obligations with respect to the Company’s operating leases in which it was the lessee at December 31, 2024, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2025	$5,961
2026	4,122
2027	2,565
2028	2,324
2029	2,105
Thereafter	1,617
Total lease payments	$18,694

Lessor Arrangements

Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 14) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the estimated useful lives of the satellites, which is now approximately 17.5 years, prospectively from the change in estimated useful lives of the satellites that occurred in the fourth quarter of 2023. Lease income related to these agreements for the years ended December 31, 2024, 2023 and 2022 was $12.4 million, $19.2 million and $21.4 million, respectively. The decreases in 2024 and 2023 as compared to 2022 were solely the result of the timing of the change in estimated useful life of the satellites. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s consolidated statements of operations and comprehensive income (loss).

The following table presents future income, after giving effect to the extension of estimated useful lives of the satellites, with respect to the Company’s operating leases in which it was the lessor at December 31, 2024, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2025	$12,391
2026	12,391
2027	12,391
2028	12,391
2029	12,391
Thereafter	70,084
Total lease income	$132,039

11. Stock-Based Compensation

In May 2023, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of December 31, 2024, the remaining aggregate number of shares of the Company’s common stock available for future grants under the Amended 2015 Plan was 8,410,558. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also referred to as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at estimated fair value.

Restricted Stock Units

Beginning in March 2024, the RSUs granted to employees for service generally vest over three years, with 34% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. RSUs granted prior to March 2024 generally vested over four years, with 25% vesting on the first anniversary of the grant date and the remainder vesting ratably on a quarterly basis thereafter, subject to continued employment. Some RSUs granted to employees for performance vest upon the completion of defined performance goals, subject to continued employment. The RSUs granted to non-employee directors generally vest in full on the first anniversary of the grant date. The RSUs granted to non-employee consultants generally vest 50% on the first anniversary of the grant date, with the remaining 50% vesting quarterly thereafter through the second anniversary of the grant date.

The Company’s RSUs are classified as equity awards because the RSUs will be settled in the Company’s common stock upon vesting. The fair value of RSUs is determined at the grant date based on the closing price of the Company’s common stock on the date of grant. The related compensation expense is recognized over the service period, or shorter periods based on the retirement eligibility of certain grantees, based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. The fair value of the awards is not remeasured at the end of each reporting period. RSUs do not carry voting rights until the RSUs are vested, although unvested RSUs and vested but unsettled RSUs granted to non-employee directors are entitled to accrue dividend equivalent rights, and shares (including additional shares issuable upon satisfaction of any accrued dividend equivalent rights) are issued upon settlement in accordance with the terms of the award.

The following table summarizes the Company’s RSU activity:

	RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2021	2,550	$25.80
Granted	1,562	$40.21
Forfeited	(152)	$32.80
Released	(990)	$30.05
Outstanding at December 31, 2022	2,970	$31.60
Granted	1,184	$57.85
Forfeited	(76)	$46.02
Released	(1,283)	$36.02
Outstanding at December 31, 2023	2,795	$40.24
Granted	2,613	$30.05
Forfeited	(134)	$36.85
Released	(1,404)	$42.72
Outstanding at December 31, 2024	3,870	$32.56
Vested and unreleased at December 31, 2024 (1)	528
(1)     These RSUs were granted to the Company’s board of directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.

As of December 31, 2024, the total unrecognized cost related to non-vested RSUs was approximately $46.8 million. This cost is expected to be recognized over a weighted-average period of 1.1 years. The Company recognized $63.5 million, $57.5 million and $43.2 million of stock-based compensation expense related to RSUs in the years ended December 31, 2024, 2023 and 2022, respectively.

Service-Based RSUs

The majority of the annual compensation the Company provides to non-employee members of its board of directors is paid in the form of RSUs. In addition, some members of the Company’s board of directors elect to receive their cash retainers, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 60,000, 55,000 and 57,000 service-based RSUs were granted to the Company’s non-employee directors as a result of these payments and elections during the years ended December 31, 2024, 2023 and 2022, respectively, with an estimated grant date fair value of $1.9 million, $2.9 million and $2.2 million, respectively.

During the years ended December 31, 2024, 2023 and 2022, the Company granted approximately 1,691,000, 746,000 and 1,082,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $49.9 million, $43.0 million and $44.2 million, respectively.
During the years ended December 31, 2024, 2023 and 2022, the Company granted approximately 14,000, 1,000 and 7,000 service-based RSUs, respectively, to non-employee consultants, with an estimated grant date fair value of $0.8 million, $0.1 million and $0.3 million, respectively.

Performance-Based RSUs

In March 2024, 2023 and 2022, the Company awarded approximately 461,000, 193,000 and 248,000 performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $13.7 million, $11.9 million and $9.7 million, respectively. Vesting of the Bonus RSUs is and was dependent upon the Company’s achievement of defined performance goals for the respective fiscal year in which the Bonus RSUs were granted. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Management believes it is probable that substantially all of the 2024 Bonus RSUs will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s board of directors and, if such goals are achieved, the 2024 Bonus RSUs will vest, subject to continued employment, in March 2025. Substantially all of the Bonus RSUs awarded in 2023 and 2022 vested in March 2024 and March 2023, respectively, upon the determination of the level of achievement of the respective performance goals.

Additionally, during 2024, 2023 and 2022, the Company awarded approximately 303,000, 134,000 and 167,000 performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”). The estimated aggregate grant date fair value of the Executive RSUs for the 2024, 2023 and 2022 grants was $9.0 million, $8.2 million and $6.5 million, respectively. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period (the year of grant and the following year). The vesting of Executive RSUs will ultimately range from 0% to 200% of the number of shares underlying the Executive RSUs granted based on the level of achievement of the performance goals.

If the Company achieves the performance goals for the Executive RSUs at the end of the two-year performance period, 50% of the number of Executive RSUs earned based on performance will then vest on the second anniversary of the grant date, and the remaining 50% will then vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date. In March 2024 and 2023, the Company awarded approximately 83,000 and 55,000 additional shares related to performance-based RSUs granted to the Company’s executives for over-achievement of performance targets for the Executive RSUs with a performance period that ended December 31, 2023 and 2022, respectively. In March 2022, the Company cancelled approximately 50,000 shares related to performance-based RSUs granted to the Company’s executives for under-achievement of performance targets for the performance period that ended December 31, 2021.

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

The following table summarizes the Company’s stock option award activity:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(In thousands, except years and per share data)
Options outstanding at December 31, 2021	1,681	$9.35	3.28	$53,698
Cancelled or expired	(1)	8.28
Exercised	(494)	7.83		$18,992
Forfeited	(1)	18.35
Options outstanding at December 31, 2022	1,185	$9.97	2.64	$49,094
Cancelled or expired	(4)	10.25
Exercised	(505)	7.84		$26,928
Options outstanding at December 31, 2023	676	$11.55	2.39	$20,036
Cancelled or expired	—	—
Exercised	(357)	9.60		$6,678
Options outstanding and exercisable at December 31, 2024	319	$13.74	2.45	$4,881

The total fair value of the shares underlying stock options that vested during the years ended December 31, 2024 and 2023 was immaterial.

12. Acquisition of Satelles

On April 1, 2024, the Company acquired Satelles, Inc., a provider of satellite-based time and location services that complement and protect GPS and other GNSS systems. This acquisition is intended to support the Company’s long-term business objectives.

The acquisition date fair value of the consideration paid to acquire the remaining 80.5% of the outstanding shares and voting interest of Satelles that was not previously owned by the Company was approximately $125.5 million. The Company accounted for the acquired business using the acquisition method of accounting by recording assets acquired and liabilities assumed at their respective fair values.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

	April 1, 2024
	Fair Value	Useful Life
	(In thousands)
Cash	$14,738
Other current assets	1,901
Customer relationships	57,000	12 years
Other noncurrent assets	7,188
Goodwill	98,186
Total identifiable assets acquired	179,013
Liabilities assumed	(13,821)
Net identifiable assets acquired	$165,192

The Company acquired customer relationship intangible assets with an acquisition date fair value of $57.0 million, which was determined using the multi-period excess earnings method. The Company included the following assumptions: the forecasted revenue growth, forecasted revenue attributable to customer contracts, forecasted capital expenditures, forecasted earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, and the discount rate used to value the customer relationships. Changes in these assumptions used could have a significant impact on the acquisition-date fair value of this intangible asset. The customer relationships recognized were determined to have a useful life of 12 years. The Company will amortize the customer relationships over their useful lives, utilizing the economic benefit model. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Satelles. None of the goodwill is expected to be deductible for income tax purposes. During the period ended December 31, 2024, the Company updated its estimate related to deferred taxes, which resulted in a decrease in goodwill and an increase to deferred tax assets of $2.1 million. These updates are reflected in the table above.

The Company incurred $3.1 million of acquisition related costs that were expensed in the year ended December 31, 2024. These costs are included within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

The amounts of revenue and earnings of Satelles included in the Company’s condensed consolidated statements of operations and comprehensive income (loss), excluding the impact of the Company’s remeasurement of its prior equity interest in Satelles, are as follows:

	Three Months Ended December 31, 2024	Period from Acquisition Date to December 31, 2024
	(In thousands)	(In thousands)
Revenue	$4,710	$12,637
Net loss	(5,230)	(12,758)

The following unaudited pro forma data summarizes the combined company’s results of operations for the periods indicated as if the acquisition of Satelles had been completed as of the beginning of the comparable prior annual reporting period. The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles and the elimination of intercompany sales and acquisition costs. These pro forma amounts are not intended to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the comparable prior annual reporting period or that may be obtained in the future.

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Revenue	$212,990	$197,231	$832,553	$801,199
Net income (loss)	37,617	32,680	96,314	(11,379)

Prior to the acquisition date, the Company accounted for its 19.5% interest in Satelles as an equity-method investment. The acquisition date fair value of the previous equity interest was $39.7 million and was included in the measurement of the consideration transferred. The Company recognized a gain of $19.8 million as a result of remeasuring its prior equity interest in Satelles held before the business combination. The gain is included within gain (loss) from equity method investments in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024.

13. Income Taxes

The following table presents U.S. and foreign components of income (loss) before income taxes:

	Year Ended December 31,
	2024	2023	2022
		(In thousands)
U.S. income (loss)	$106,340	$(10,596)	$10,179
Foreign income	3,444	5,849	331
Total income (loss) before income taxes	$109,784	$(4,747)	$10,510

The following table summarizes the components of the Company’s income tax provision:

	Year Ended December 31,
	2024	2023	2022
		(In thousands)
Current taxes:
Federal tax expense	$1,128	$—	$—
State tax expense	1,731	1,032	272
Foreign tax expense	2,840	4,545	1,209
Total current tax expense	5,699	5,577	1,481
Deferred taxes:
Federal tax expense (benefit)	10,524	(31,311)	(3,354)
State tax expense (benefit)	(3,542)	(226)	1,794
Foreign tax expense (benefit)	(422)	(291)	371
Total deferred tax expense (benefit)	6,560	(31,828)	(1,189)
Total income tax expense (benefit)	$12,259	$(26,251)	$292

The following table presents a reconciliation of the U.S. federal statutory income tax expense to the Company’s effective income tax provision. Any amounts that do not have a meaningful impact on this reconciliation are not separately disclosed.

	Year Ended December 31,
	2024	2023	2022
		(In thousands)
Expected tax expense (benefit) at U.S. federal statutory tax rate	$23,054	$(997)	$1,893
State tax expense (benefit), net of federal effect	(1,999)	927	1,260
State tax valuation allowance	(175)	(338)	748
Equity-based compensation	2,876	(10,234)	(6,184)
Limitation on executive compensation deduction	3,535	4,011	2,905
Other nondeductible items	430	114	33
Tax credits	(13,321)	(21,817)	(949)
Foreign taxes	2,563	3,570	386
Foreign derived intangible income	(5,240)	—	—
Other adjustments	536	(1,487)	200
Total income tax expense (benefit)	$12,259	$(26,251)	$292

The following table presents the components of deferred tax assets and liabilities:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets
Long-term contracts	$50,878	$51,226
Federal, state and foreign net operating losses, other carryforwards and tax credits	306,701	351,094
Other	27,107	26,676
Total deferred tax assets	384,686	428,996
Valuation allowance	(32,882)	(33,420)
Net deferred tax assets	351,804	395,576
Deferred tax liabilities
Fixed assets, intangibles and research and development expenditures	(385,972)	(425,980)
Investment in joint venture	(64,071)	(63,108)
Other	(14,063)	(19,336)
Total deferred tax liabilities	(464,106)	(508,424)
Net deferred income tax liabilities	$(112,302)	$(112,848)

Pursuant to ASC 740, the Company nets deferred tax assets and liabilities within the same jurisdiction. As of December 31, 2024, the Company had a net deferred tax asset of $1.8 million that is included in other assets on the balance sheet and a net deferred tax liability of $114.1 million.

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

The Company had deferred tax assets related to cumulative U.S. federal net operating loss carryforwards and interest expense carryforwards of approximately $209.9 million and $257.4 million as of December 31, 2024 and 2023, respectively. The 2017 U.S. federal net operating loss carryforward, if not utilized, will expire in 2037. The Company believes that the 2017 U.S. federal net operating losses will be utilized before the expiration date and, as such, no valuation allowance has been established for this deferred tax asset. U.S. federal net operating loss carryforwards for 2018 and thereafter and interest expense carryforwards do not expire. The Company had deferred tax assets related to the state net operating loss carryforwards of approximately $55.9 million and $59.2 million as of December 31, 2024 and 2023, respectively. The Company does not expect to fully utilize all of its state net operating losses within the respective carryforward periods and as such reflects a partial valuation allowance of $32.8 million and $33.0 million as of December 31, 2024 and 2023, respectively, against these deferred tax assets on its consolidated balance sheets. The Company had deferred tax assets related to the foreign net operating loss carryforwards of approximately $0.4 million and $0.5 million, as of December 31, 2024 and 2023, respectively. The Company does not expect to fully utilize all of its foreign net operating losses within the carryforward periods. As such, the Company had recorded a partial valuation allowance of $0.1 million and $0.2 million as of December 31, 2024 and 2023, respectively, against these deferred tax assets on its consolidated balance sheets. The timing and manner in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future as a result of changes in the Company’s ownership and any limitations imposed by the jurisdictions in which the Company operates.

The Company had approximately $42.3 million and $32.3 million of deferred tax assets related to research and development tax credits as of December 31, 2024 and 2023, respectively, that expire in various amounts from 2032 through 2044. As of December 31, 2024 and 2023, the Company established a reserve of approximately $3.5 million and $2.4 million on its estimate of R&D credits, respectively. The Company had approximately $7.9 million and $8.7 million of deferred tax assets related to foreign tax credits as of December 31, 2024 and 2023, respectively, that expire in various amounts through 2034. There is no valuation allowance on foreign tax credits as of December 31, 2024 and 2023.

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

The Company had unrecognized tax benefits of approximately $3.5 million as of December 31, 2024 primarily due to additional U.S. tax credits from prior periods. There were unrecognized tax benefits of approximately $2.4 million as of December 31, 2023. Any changes in the next twelve months are not anticipated to have a significant impact on the results of operations, financial position or cash flows of the Company. The Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2024 and 2023, there were no interest and penalties on unrecognized tax benefits. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits which includes related interest and penalties:

	Year Ended December 31,
	2024	2023
	(In thousands)
Balance at January 1,	$2,398	$—
Change attributable to tax positions taken in a prior period	500	2,162
Change attributable to tax positions taken in the current period	556	236
Balance at December 31,	$3,454	$2,398

The Company is subject to tax audits in all jurisdictions for which it files tax returns. Tax audits by their very nature are often complex and can require several years to complete. Currently, there are no U.S. federal, state or foreign jurisdiction tax audits pending. The Company’s corporate U.S. federal and state tax returns from 2011 to 2023 remain subject to examination by tax authorities and the Company’s foreign tax returns from 2017 to 2023 remain subject to examination by tax authorities.

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

In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximately 6% preferred membership interest. The Company’s investment in Aireon Holdings is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon Holdings was $41.5 million and $44.6 million as of December 31, 2024 and 2023, respectively. The investments by the Company prior to June 2022 had previously been written down to a carrying value of zero.

At each of December 31, 2024 and 2023, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.

Under the agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $110.5 million had been paid as of December 31, 2024. These fees are recognized over the estimated useful lives of the satellites, which is expected to result in revenue of approximately $9.3 million per year, following the change in estimate of the useful lives of the satellites that occurred in the fourth quarter of 2023. The Company recognized hosting fee revenue of $9.3 million, $14.4 million and $16.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. There were no receivables due from Aireon for hosting fees as of December 31, 2024 and 2023.

Additionally, Aireon pays power and data services fees of approximately $23.5 million per year, in the aggregate, for the delivery of the air traffic surveillance data over the Iridium system. The Company recorded $23.5 million of power and data service fee revenue from Aireon for each of the years ended December 31, 2024, 2023 and 2022. Receivables due from Aireon under this agreement totaled $2.0 million as of December 31, 2024. There were no receivables due under this agreement as of December 31, 2023.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $1.7 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively.

The Company and the other Aireon investors have agreed to participate pro rata, based on their respective fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum commitment under the investor bridge loan is $11.9 million. No bridge loan amounts were outstanding as of December 31, 2024 or 2023.

15. Net Income Per Share

The Company calculates basic net income per common share by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. In periods of net income, diluted net income per share takes into account the effect of potentially dilutive common shares when the effect is dilutive. Potentially dilutive common shares include (i) shares of common stock issuable upon exercise of outstanding stock options and (ii) shares underlying RSUs that are contingently issuable upon achievement of certain service and performance requirements. The effect of potentially dilutive common shares is computed using the treasury stock method.

The following table summarizes the computations of basic and diluted net income per common share:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Numerator:
Net income attributable to common stockholders - basic and diluted	$112,776	$15,415	$8,722

Denominator:
Weighted average common shares - basic	118,566	125,598	128,255
Weighted average common shares - diluted	119,792	127,215	130,134

Net income attributable to common stockholders per share - basic	$0.95	$0.12	$0.07
Net income attributable to common stockholders per share - diluted	$0.94	$0.12	$0.07

For the year ended December 31, 2022, 0.2 million unvested service-based RSUs were excluded from the computation of basic net income per share and not included in the computation of diluted net income per share, as the effect would be anti-dilutive, and 0.2 million unvested performance-based RSUs were not included in the computation of basic and diluted net income per share, as certain performance criteria have not been satisfied. There were no such shares for the years ended December 31, 2024 or 2023.

The following table presents the incremental number of shares underlying stock options and RSUs outstanding with anti-dilutive effects:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Performance-based RSUs	—	—	210

16. Segments, Significant Customers, Supplier and Service Providers and Geographic Information

The Company’s operations are primarily located in the United States and the Company operates in one business segment, providing global satellite communications services and products. Its Chief Executive Officer has been determined to be the Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance.

The CODM evaluates the segment operating performance based on consolidated net income and reviews components of cost of services, including certain costs related to delivering engineering and other support services, which is considered a significant expense. Costs to support engineering and other support services, included within cost of services in the accompanying consolidated statements of operations and comprehensive income (loss), were $93.7 million, $77.6 million and $35.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The CODM considers budget-to-actual forecast and prior view-to-current view variances on a monthly and quarterly basis for evaluating performance and making decisions about allocating capital and other resources on a consolidated basis.

The Company derived approximately 27%, 25% and 21% of its total revenue in the years ended December 31, 2024, 2023 and 2022, respectively, from prime contracts or subcontracts with agencies of the U.S. government. For the years ended December 31, 2024, 2023 and 2022, no single commercial customer accounted for more than 10% of the Company’s total revenue.

Approximately 51% and 46% of the Company’s accounts receivable balance at December 31, 2024 and 2023, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government. As of December 31, 2024 and 2023, no single commercial customer accounted for more than 10% of the Company’s total accounts receivable balance.

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

The following table summarizes net property and equipment by geographic area:

	December 31,
	2024	2023
	(In thousands)
United States	$449,012	$412,002
Satellites in orbit	1,630,121	1,782,000
All others	1,411	1,756
Total	$2,080,544	$2,195,758

The following table summarizes revenue by geographic area:

	Year Ended December 31,
	2024	2023	2022
		(In thousands)
United States	$437,984	$431,476	$374,687
Canada	88,386	65,772	67,893
Other countries (1)	304,312	293,475	278,454
Total	$830,682	$790,723	$721,034
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

17. Employee Benefit Plan

The Company sponsors a defined-contribution 401(k) retirement plan (the “Plan”) that covers all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of hire, and participants are 100% vested from the date of eligibility. The Company matches employees’ contributions equal to 100% of the salary deferral contributions up to 5% of the employees’ eligible compensation each pay period. The Company’s expenses related to matching under the Plan were $5.9 million, $4.3 million and $3.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its assessment, our management has determined that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, KPMG LLP, has audited our 2024 financial statements. KPMG LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. KPMG LLP has issued an unqualified report on our 2024 financial statements as a result of the audit and also has issued an unqualified report on our internal controls over financial reporting which is attached hereto.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Iridium Communications Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Iridium Communications Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

McLean, Virginia
February 13, 2025

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted as permitted by General Instruction G (3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the sections of our 2025 Proxy Statement entitled “Information Regarding the Board of Directors and Committees and Corporate Governance,” “Election of Directors,” “Management,” and “Delinquent Section 16(a) Reports.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our 2025 Proxy Statement entitled “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the information under the subheading “Pay Versus Performance”) and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the sections of our 2025 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the sections of our 2025 Proxy Statement entitled “Transactions with Related Parties” and “Director Independence.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section of our 2025 Proxy Statement entitled “Independent Registered Public Accounting Firm Fees.”

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

3.3	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2024.
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-147722) filed with the SEC on February 4, 2008.
4.2	Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1#
Amendment and Restatement Agreement, dated September 20, 2023, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, Various Lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 20, 2023.

10.2#
Amendment No. 1, dated as of March 25, 2024, to the Amended and Restated Credit Agreement, dated September 20, 2023, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, various lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2024.

10.3#

Amendment No. 2, dated as of June 4, 2024, among Iridium Holdings LLC, Iridium Satellite LLC, the other guarantors party thereto, the various lenders party thereto and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2024.

10.4#

Amendment No. 3, dated as of July 30, 2024, to the Amended and Restated Credit Agreement, dated September 20, 2023, among Iridium Holdings LLC, Iridium Communications Inc., Iridium Satellite LLC, various lenders, and Deutsche Bank AG New York Branch, as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 30, 2024.

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

10.9†
System Intellectual Property Rights Amendment and Agreement, between Iridium Satellite LLC and Motorola, Inc., dated as of September 30, 2010, incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 17, 2022.

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

10.15*	Employment Agreement, dated as of December 27, 2024, by and between the Registrant and Vincent J. O’Neill.
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

10.22*	Amended and Restated Performance Share Program established under the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan.
10.23*
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 18, 2024.

10.24*	Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed with the SEC on April 10, 2012.
10.25*
Forms of Stock Option Grant Notice and Stock Option Agreement for use in connection with the Iridium Communications Inc. 2012 Equity Incentive Plan, incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2012.

10.26*	Non-Employee Director Compensation Plan dated December 5, 2024.

Exhibit No.	Document
10.27*	Iridium Communications Inc. 2024 Performance Bonus Plan, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 18, 2024.
10.28*
Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 5, 2023.

10.29*
Forms of Option Grant Notice and Option Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2015.

10.30*
Forms of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.27 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 15, 2024.

10.31*
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

19.1	Iridium Communications Inc. Insider Trading Policy.
21.1	List of Subsidiaries.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
97.1	Iridium Communications Inc. Incentive Compensation Recoupment Policy, incorporated by reference to Exhibit 97.1 of the Registrant’s Current Report on Form 10-K filed with the SEC on February 15, 2024.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

IRIDIUM COMMUNICATIONS INC.

Date: February 13, 2025	By:	/s/ Vincent J. O’Neill
Vincent J. O’Neill
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Matthew J. Desch	Chief Executive Officer and Director	February 13, 2025
Matthew J. Desch	(Principal Executive Officer)

/s/ Vincent J. O’Neill	Chief Financial Officer	February 13, 2025
Vincent J. O’Neill	(Principal Financial Officer)

/s/ Timothy P. Kapalka	Chief Accounting Officer, Iridium Satellite LLC	February 13, 2025
Timothy P. Kapalka	(Principal Accounting Officer)

/s/ Robert H. Niehaus	Director and Chairman of the Board	February 13, 2025
Robert H. Niehaus

/s/ Thomas C. Canfield	Director	February 13, 2025
Thomas C. Canfield

/s/ Thomas J. Fitzpatrick	Director	February 13, 2025
Thomas J. Fitzpatrick

/s/ L. Anthony Frazier	Director	February 13, 2025
L. Anthony Frazier

/s/ Alvin B. Krongard	Director	February 13, 2025
Alvin B. Krongard

/s/ Suzanne E. McBride	Chief Operations Officer and Director	February 13, 2025
Suzanne E. McBride

/s/ Eric T. Olson	Director	February 13, 2025
Eric T. Olson

/s/ Kay N. Sears	Director	February 13, 2025
Kay N. Sears

/s/ Jacqueline E. Yeaney	Director	February 13, 2025
Jacqueline E. Yeaney