Form 10-Q
period 2025-03-31
Iridium Communications Inc.
filed 2025-04-22
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 15, 2025 was 108,160,324.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,899	$93,526
Accounts receivable, net	105,445	98,803
Inventory	80,685	81,283
Prepaid expenses and other current assets	19,725	19,118
Total current assets	256,754	292,730
Property and equipment, net	2,050,815	2,080,544
Equity method investments	41,901	42,516
Other assets	72,040	66,618
Intangible assets, net	89,889	90,877
Goodwill	98,942	98,186
Total assets	$2,610,341	$2,671,471
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$28,553	$33,118
Accounts payable	11,421	19,715
Accrued expenses and other current liabilities	43,917	64,811
Deferred revenue	45,424	51,570
Total current liabilities	129,315	169,214
Long-term secured debt, net	1,778,414	1,757,767
Deferred income tax liabilities, net	116,859	114,140
Deferred revenue, net of current portion	36,815	38,259
Other long-term liabilities	30,493	15,454
Total liabilities	2,091,896	2,094,834
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 108,733 and 110,357 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	109	110
Additional paid-in capital	930,311	964,348
Accumulated deficit	(425,224)	(406,092)
Accumulated other comprehensive income, net of tax	13,249	18,271
Total stockholders’ equity	518,445	576,637
Total liabilities and stockholders’ equity	$2,610,341	$2,671,471

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Services	$154,292	$148,577
Subscriber equipment	23,121	24,868
Engineering and support services	37,465	30,408
Total revenue	214,878	203,853

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	48,787	46,449
Cost of subscriber equipment	12,867	13,880
Research and development	5,417	7,198
Selling, general and administrative	35,752	36,811
Depreciation and amortization	51,667	49,744
Total operating expenses	154,490	154,082
Operating income	60,388	49,771
Other income (expense), net:
Interest expense, net	(21,824)	(20,663)
Other income (expense), net	(1,685)	43
Total other expense, net	(23,509)	(20,620)
Income before income taxes and loss on equity method investments	36,879	29,151
Income tax expense	(5,819)	(7,931)
Loss on equity method investments	(648)	(1,567)
Net income	$30,412	$19,653
Weighted average shares outstanding - basic	109,759	123,151
Weighted average shares outstanding - diluted	110,671	123,993
Net income per share - basic	$0.28	$0.16
Net income per share - diluted	$0.27	$0.16
Comprehensive income:
Net income	$30,412	$19,653
Foreign currency translation adjustments	2,219	(396)
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 6)	(7,241)	6,733
Comprehensive income	$25,390	$25,990

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31, 2025						Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	110,357	$110	$964,348	$(406,092)	$18,271	$576,637	122,776	$123	$1,089,466	$(235,397)	$33,907	$888,099
Stock-based compensation	—	—	13,123	—	—	13,123	—	—	15,026	—	—	15,026
Stock options exercised and awards vested	1,112	1	773	—	—	774	850	1	2,077	—	—	2,078
Stock withheld to cover employee taxes	(362)	—	(11,126)	—	—	(11,126)	(134)	—	(3,986)	—	—	(3,986)
Repurchases and retirements of common stock	(2,374)	(2)	(20,932)	(49,544)	—	(70,478)	(1,849)	(2)	(16,663)	(40,575)	—	(57,240)
Dividends	—	—	(15,875)	—	—	(15,875)	—		(16,282)	—	—	(16,282)
Cumulative translation adjustments	—	—	—	—	2,219	2,219	—	—	—	—	(396)	(396)
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	(7,241)	(7,241)	—	—	—	—	6,733	6,733
Net income	—	—	—	30,412	—	30,412	—	—	—	19,653	—	19,653
Balances at end of period	108,733	$109	$930,311	$(425,224)	$13,249	$518,445	121,643	$122	$1,069,638	$(256,319)	$40,244	$853,685

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$30,412	$19,653
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,148	6,785
Depreciation and amortization	51,667	49,744
Stock-based compensation (net of amounts capitalized)	11,748	14,000
Amortization of deferred financing fees	674	595
Loss on equity method investments	648	1,567
All other items, net	310	143
Changes in operating assets and liabilities:
Accounts receivable	(6,329)	(1,425)
Inventory	716	(1,383)
Prepaid expenses and other current assets	(115)	(973)
Other assets	1,185	1,336
Accounts payable	(4,843)	(4,184)
Accrued expenses and other current liabilities	(19,828)	(10,669)
Deferred revenue	(8,831)	(3,164)
Other long-term liabilities	(481)	(599)
Net cash provided by operating activities	61,081	71,426

Cash flows from investing activities:
Capital expenditures	(24,546)	(14,564)
Net cash used in investing activities	(24,546)	(14,564)

Cash flows from financing activities:
Borrowings under the Term Loan	—	124,844
Payments on the Term Loan	(4,565)	(4,063)
Borrowings under the Revolving Credit Facility	20,000	—
Repurchases of common stock	(70,478)	(57,240)
Payment of deferred financing fees	—	(54)
Proceeds from exercise of stock options	773	2,078
Tax payment upon settlement of stock awards	(11,126)	(3,986)
Payment of common stock dividends	(15,667)	(16,055)
Net cash provided by (used in) financing activities	(81,063)	45,524

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	1,901	(231)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(42,627)	102,155
Cash, cash equivalents, and restricted cash, beginning of period	93,526	71,870
Cash, cash equivalents, and restricted cash, end of period	$50,899	$174,025

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$22,081	$20,876
Income taxes paid, net	$2,401	$1,350

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$7,342	$3,277
Dividends accrued on common stock	$2,742	$1,556
Capitalized stock-based compensation	$1,375	$1,026

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
In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the U.S. Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024, as filed with the SEC on February 13, 2025.
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
The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of March 31, 2025 and December 31, 2024: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. The Company did not hold any Level 3 assets as of March 31, 2025 or December 31, 2024.

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
The following table summarizes the Company’s inventory balances:

	March 31, 2025	December 31, 2024
	(In thousands)
Finished goods	$51,940	$52,496
Raw materials	29,562	29,605
Inventory valuation reserve	(817)	(818)
Total	$80,685	$81,283
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
3. Cash and Cash Equivalents
Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents:

	March 31, 2025	December 31, 2024	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$18,591	$16,913
Money market funds	32,308	76,613	Level 2
Total cash and cash equivalents	$50,899	$93,526
4. Intangible Assets and Goodwill

Intangible Assets

The following table presents identifiable intangible assets:

	March 31, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,529)	4,910
Patents	14 - 20 years	587	(219)	368
Customer relationships	12 years	57,000	(7,614)	49,386
Total		74,026	(19,362)	54,664
Total intangible assets		$109,251	$(19,362)	$89,889

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,420)	5,019
Patents	14 - 20 years	587	(209)	378
Customer relationships	12 years	57,000	(6,745)	50,255
Total		74,026	(18,374)	55,652
Total intangible assets		$109,251	$(18,374)	$90,877

Amortization expense was $1.0 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Goodwill

As of March 31, 2025 and December 31, 2024, the Company’s goodwill balance was $98.9 million and $98.2 million, respectively. The goodwill balance was a result of the acquisition of Satelles, Inc. (see Note 11).
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
The proceeds from the March 2024 additional Term Loan were used for the acquisition of Satelles, Inc. (see Note 11) on April 1, 2024. In April 2024, the Company drew down $50.0 million on its Revolving Facility for general corporate purposes, including the funding of repurchases of its common stock. This amount was repaid with the expansion of the Term Loan in July 2024, and there were no amounts outstanding under the Revolving Facility as of December 31, 2024. The remaining proceeds from the July 2024 additional Term Loan have been used for general corporate purposes, including repurchases of common stock. In March 2025, the Company drew down $20.0 million on its Revolving Facility for general corporate purposes, which remained outstanding as of March 31, 2025.
The Term Loan has been repriced on multiple occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%, with a 0.75% SOFR floor. The Company typically selects a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, are equal to approximately $18.3 million per annum (one percent of the full principal amount of the Term Loan following the additional Term Loan amounts borrowed in 2024), with the remaining principal due upon maturity.
The Revolving Facility matures in September 2028 and bears interest at an annual rate of SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, and a commitment fee of 0.5% per year on the undrawn amount, which is reduced to 0.375% if the Company has a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1.
As of March 31, 2025 and December 31, 2024, the Company reported an aggregate of $1,803.2 million and $1,807.7 million in borrowings under the Term Loan, respectively. These amounts do not include $16.2 million and $16.9 million of net unamortized deferred financing costs as of March 31, 2025 and December 31, 2024, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024 amounted to $1,787.0 million and $1,790.9 million, respectively. As of March 31, 2025 and December 31, 2024, based upon recent trading prices (Level 2 - market approach), the fair value of the Company’s borrowings under the Term Loan was $1,779.5 million and $1,802.1 million, respectively.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement) in the event the Company’s net leverage ratio rises above 3.5 to 1. The Company’s mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.6 million as of December 31, 2024. This amount will be paid in the second quarter of 2025 and will be applied to the Company’s required quarterly principal payments. As such, it was classified as current short-term secured debt in the Company’s consolidated balance sheet as of March 31, 2025. The Credit Agreement permits repayment, prepayment and repricing transactions.
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn, or subject to letter of credit exposure. As of March 31, 2025, the aggregate exposure under the Revolving Facility was less than 35%. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. The Company was in compliance with all covenants as of March 31, 2025.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The Company incurred third-party financing costs of $1.6 million in connection with the expansion of the Term Loan in March 2024, materially all of which was expensed at that time. The amounts expensed are included within interest expense on the condensed consolidated statements of operations and comprehensive income. The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Total interest incurred	$24,257	$23,185
Amortization of deferred financing fees	$711	$623
Capitalized interest	$1,234	$1,058
As of March 31, 2025 and December 31, 2024, accrued interest on the Term Loan was $0.4 million and $0.3 million, respectively.
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
Interest Rate Cap
In July 2021, the Company entered into an interest rate cap contract (the “Cap”), which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, as modified to date, currently provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of March 31, 2025 and December 31, 2024.
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

Fair Value of Derivative Instruments
As of March 31, 2025 and December 31, 2024, the Company had an asset balance of $37.1 million and $47.3 million, respectively, for the fair value of the Cap and a liability balance of $4.9 million and $5.6 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets on the condensed consolidated balance sheet.
During each of the three months ended March 31, 2025 and March 31, 2024, the Company collectively incurred $0.8 million in interest expense for the Cap premium. Interest expense was reduced by $7.2 million and $9.9 million for the three months ended March 31, 2025 and 2024, respectively, for payments received related to the Cap.
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
The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Unrealized gain (loss), net of tax	$(7,241)	$6,733
Tax benefit (expense)	$2,185	$(2,346)
7. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have converted to common stock. The remaining 0.5 million authorized shares of preferred stock remained undesignated and unissued as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.
Dividends
Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. For the three months ended March 31, 2025 and 2024, the Company paid dividends of $0.14 and $0.13, respectively, per share of common stock. These dividends resulted in total payments of $15.7 million and $16.1 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s liability related to dividends on common shares underlying unvested restricted stock units (“RSUs”) was $2.7 million and $2.5 million as of March 31, 2025 and December 31, 2024, respectively.
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
During the three months ended March 31, 2025 and 2024, the Company repurchased and subsequently retired 2.4 million and 1.8 million shares of its common stock, respectively, for a total purchase price of $70.0 million and $55.6 million, respectively. During the three months ended March 31, 2025 and 2024, the Company incurred $0.5 million and $0.6 million, respectively, of related taxes, which are not included in the total purchase price. In addition, in March 2024, the Company purchased 40,000 shares for $1.0 million, which were settled and retired in April 2024. As such, these shares were recorded as treasury stock as of March 31, 2024. As of March 31, 2025, $360.3 million remained available and authorized for repurchase under this program.
8. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Commercial services revenue:
Voice and data	$55,942	$54,977
IoT data	43,856	39,455
Broadband	12,876	13,692
Hosted payload and other data	14,868	13,953
Total commercial services revenue	127,542	122,077
Government services revenue	26,750	26,500
Total services revenue	$154,292	$148,577
The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Commercial	$1,638	$1,153
Government	35,827	29,255
Total engineering and support services revenue	$37,465	$30,408
Approximately 45% and 51% of the Company’s accounts receivable balance at March 31, 2025 and December 31, 2024, respectively, was due from prime contracts or subcontracts with agencies of the U.S. government.
The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $16.2 million and $11.4 million for the three months ended March 31, 2025 and 2024, respectively.
The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	March 31, 2025	December 31, 2024
	(In thousands)
Contract Assets:
Commissions	$1,215	$1,058
Other contract costs	$1,755	$1,798
9. Leases
Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 13) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the estimated useful lives of the satellites, currently estimated to be approximately 17.5 years from their respective in-service dates. Lease income related to these agreements was $3.1 million for each of the three months ended March 31, 2025 and 2024, respectively. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
Aireon has made payments to the Company pursuant to its hosting agreement (the “Aireon Hosting Agreement”), and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at March 31, 2025, exclusive of the $3.1 million recognized during the three months ended March 31, 2025, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2025	$9,293
2026	12,391
2027	12,391
2028	12,391
2029	12,391
Thereafter	70,084
Total lease income	$128,941
10. Stock-Based Compensation
In May 2023, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of March 31, 2025, the remaining aggregate number of shares available for future grants under the Amended 2015 Plan was 5,073,000. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
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

RSU Summary
The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2024	3,870	$32.56
Granted	1,940	31.51
Forfeited	(85)	41.16
Released	(1,034)	34.06
Outstanding at March 31, 2025	4,691	$31.64
Vested and unreleased at March 31, 2025 (1)	552

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2023	2,795	$40.24
Granted	1,959	30.35
Forfeited	(16)	49.49
Released	(643)	50.08
Outstanding at March 31, 2024	4,095	$33.92
Vested and unreleased at March 31, 2024 (1)	736
(1)     These RSUs were granted to the Company’s Board of Directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. Some members of the Company’s Board of Directors may elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 68,000 and 51,000 service-based RSUs were granted to the non-employee members of the Company’s Board of Directors as a result of these payments and elections during the three months ended March 31, 2025 and 2024, respectively, with an estimated grant date fair value of $2.0 million in both 2025 and 2024.
During the three months ended March 31, 2025 and 2024, the Company granted approximately 1,068,000 and 1,086,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $33.7 million and $32.3 million, respectively.
Performance-Based RSUs
In March 2025 and 2024, the Company granted approximately 534,000 and 461,000 annual incentive, performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $16.9 million and $13.7 million, respectively. Vesting of the Bonus RSUs is dependent upon the Company’s achievement of defined performance goals over the respective fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Substantially all of the Bonus RSUs granted in March 2024 vested in March 2025 upon the determination of the level of achievement of the performance goals. Management believes it is probable that substantially all of the Bonus RSUs granted in March 2025will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s Board of Directors and, if such goals are achieved, the 2025 Bonus RSUs will vest, subject to continued employment, in March 2026.
Additionally, in March 2025 and 2024, the Company granted approximately 269,000 and 278,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”), with an estimated aggregate grant date fair value of $8.5 million and $8.2 million, respectively. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of the Executive RSUs granted in each of March

2025 and 2024 will ultimately range from 0% to 200% of the number of shares underlying the Executive RSUs granted, in each case based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date, which may be accelerated based on the retirement eligibility of the grantees. During March 2025, approximately 23,000 shares underlying Executive RSUs granted in March 2023 were forfeited as a result of performance targets not being fully achieved for the performance period ended December 31, 2024. During March 2024, the Company awarded approximately 83,000 additional shares related to Executive RSUs granted in March 2022 as a result of over-achievement of performance targets for the performance period ended December 31, 2023.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

	April 1, 2024
	Fair Value	Useful Life
	(In thousands)
Cash	$14,738
Other current assets	1,902
Customer relationships	57,000	12 years
Other noncurrent assets	6,431
Goodwill	98,942
Total identifiable assets acquired	179,013
Liabilities assumed	(13,821)
Net identifiable assets acquired	$165,192
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
The customer relationships recognized were determined to have an economic life of 12 years. The Company will amortize the customer relationships over their useful lives, utilizing the economic benefit model. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Satelles. None of the goodwill is expected to be deductible for income tax purposes. For the three months ended March 31, 2025, the Company updated its estimate related to deferred taxes, which resulted in an increase in goodwill and an decrease to deferred tax assets of $0.8 million. These updates are reflected in the table above.
The Company incurred $1.5 million of acquisition related costs that were expensed in the three months ended March 31, 2024. These costs are included within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income. No such costs were incurred during the three months ended March 31, 2025.
The amounts of revenue and earnings of Satelles included in the Company’s condensed consolidated statements of operations and comprehensive income (loss), excluding the impact of the Company’s remeasurement of its prior equity interest in Satelles, are as follows:

Three Months Ended March 31, 2025
(In thousands)
Revenue	$4,547
Net loss	(921)

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

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenue	$214,878	$205,725
Net income	29,534	18,979
Prior to the acquisition date, the Company accounted for its 19.5% interest in Satelles as an equity-method investment. The acquisition date fair value of the previous equity interest was $39.7 million and was included in the measurement of the consideration transferred. The Company recognized a gain of $19.8 million as a result of remeasuring its prior equity interest in Satelles held before the business combination. The gain was included within gain (loss) from equity method investments in the condensed consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024.
12. Income Taxes
Income before income taxes and loss on equity method investments was $36.9 million for the three months ended March 31, 2025, while the income tax expense was $5.8 million. The effective tax rate was 15.8% for the three months ended March 31, 2025, which differed from the federal statutory rate of 21%, primarily due to tax benefit from the deduction for foreign derived intangible income and U.S. tax credits, partially offset by discrete tax expense associated with stock compensation and nondeductible executive compensation.
Income before income taxes and loss on equity method investments was $29.2 million for the three months ended March 31, 2024, while the income tax expense was $7.9 million. The effective tax rate was 27.2% for the three months ended March 31, 2024, which differed from the federal statutory rate of 21%, primarily due to the discrete tax expense associated with stock compensation and nondeductible executive compensation, partially offset by the deduction for foreign derived intangible income.
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
In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximately 6% preferred membership interest. The Company’s investment in Aireon Holdings is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon was $40.7 million and $41.5 million as of March 31, 2025 and December 31, 2024, respectively. The investments by the Company prior to June 2022 had previously been written down to a carrying value of zero.
At each of March 31, 2025 and December 31, 2024, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.
Under the agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $110.5 million had been paid as of March 31, 2025. These fees are recognized over the estimated useful life of the satellites, which is expected to result in revenue of approximately $9.3 million per year. The Company recognized $2.3 million of hosting fee revenue under the Aireon Hosting Agreement for each of the three months ended March 31, 2025 and 2024.
Additionally, Aireon pays power and data services fees of approximately $23.5 million per year, in the aggregate for the delivery of air traffic surveillance data over the Iridium® system. The Company recorded $5.9 million of power and data service fee revenue from Aireon for each of the three months ended March 31, 2025 and 2024. Receivables due from Aireon under the Aireon Hosting Agreement totaled $2.0 million as of each of March 31, 2025 and December 31, 2024.

Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $0.2 million and $1.7 million at each of March 31, 2025 and December 31, 2024.
The Company and the other Aireon investors have agreed to participate pro-rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $11.9 million. No bridge loan amounts were outstanding as of March 31, 2025 or December 31, 2024.
14. Net Income Per Share
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
The following table summarizes the computations of basic and diluted net income per share:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Numerator:
Net income - basic and diluted	$30,412	$19,653

Denominator:
Weighted average common shares — basic	109,759	123,151
Dilutive effect of stock options	117	337
Dilutive effect of RSUs	795	505
Weighted average common shares — diluted	110,671	123,993

Net income per share - basic	$0.28	$0.16
Net income per share - diluted	$0.27	$0.16

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 13, 2025 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, goals, targets or future development or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 13, 2025, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
In the second quarter of 2024, we acquired Satelles, Inc., or Satelles, a provider of highly secure, satellite-based position, navigation and timing (PNT) services that complement and protect GPS and other Global Navigation Satellite System, or GNSS, reliant systems. Time synchronization and location data play an important role in the global economy, particularly for major industries supported by critical infrastructure, such as financial services, telecommunications, cyber-security and transportation. We believe the acquisition of Satelles’s business could generate substantial growth in our service revenue, as well as incremental equipment and engineering services revenue over the coming years from both government and commercial customers.
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 110 service providers, 300 value-added resellers, or VARs, and 85 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services targeting specific lines of business.
At March 31, 2025, we had approximately 2,443,000 billable subscribers worldwide, an increase of 110,000, or 5%, from approximately 2,333,000 billable subscribers as of March 31, 2024. We have a diverse customer base, with end users in land mobile, Internet of Things, or IoT, maritime, aviation and government.

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
•reliance on a global supply chain, including single-source suppliers for the manufacture of most of our subscriber equipment and for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase component parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events, including global pandemics and the imposition of tariffs; and
•reliance on a few significant customers, particularly agencies of the U.S. government, for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable.

Comparison of Our Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,				Change
	2025	% of Total Revenue	2024	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$154,292	72%	$148,577	73%	$5,715	4%
Subscriber equipment	23,121	11%	24,868	12%	(1,747)	(7)%
Engineering and support services	37,465	17%	30,408	15%	7,057	23%
Total revenue	214,878	100%	203,853	100%	11,025	5%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	48,787	23%	46,449	23%	2,338	5%
Cost of subscriber equipment	12,867	6%	13,880	7%	(1,013)	(7)%
Research and development	5,417	3%	7,198	4%	(1,781)	(25)%
Selling, general and administrative	35,752	16%	36,811	18%	(1,059)	(3)%
Depreciation and amortization	51,667	24%	49,744	24%	1,923	4%
Total operating expenses	154,490	72%	154,082	76%	408	—%
Operating income	60,388	28%	49,771	24%	10,617	21%

Other income (expense):
Interest expense, net	(21,824)	(10)%	(20,663)	(10)%	(1,161)	6%
Other income (expense), net	(1,685)	(1)%	43	—%	(1,728)	(4,019)%
Total other expense, net	(23,509)	(11)%	(20,620)	(10)%	(2,889)	14%
Income before income taxes and loss on equity method investments	36,879	17%	29,151	14%	7,728	27%
Income tax expense	(5,819)	(3)%	(7,931)	(3)%	2,112	(27)%
Loss on equity method investments	(648)	—%	(1,567)	(1)%	919	(59)%
Net income	$30,412	14%	$19,653	10%	$10,759	55%

Revenue
Commercial Service Revenue

	Three Months Ended March 31,
	2025			2024			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$55.9	409	$45	$55.0	405	$45	$0.9	4	$—
IoT data	43.8	1,885	7.75	39.4	1,766	7.57	4.4	119	0.18
Broadband (3)	12.9	16.3	261	13.7	16.6	274	(0.8)	(0.3)	(13)
Hosted payload and other data	14.9	N/A		14.0	N/A		0.9	N/A
Total commercial services	$127.5	2,310		$122.1	2,188		$5.4	122
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
For the three months ended March 31, 2025, total commercial services revenue increased $5.4 million, or 4%, from the prior year period primarily as a result of increases in IoT, voice and data service revenue and hosted payload and other data revenue. Commercial IoT revenue increased $4.4 million, or 11%, for the three months ended March 31, 2025, compared to the same period of the prior year, driven by a 7% increase in billable subscribers primarily in users of personal communications devices, and an increase in the contract with a large customer that was executed in the first quarter of 2024. Commercial voice and data revenue increased $0.9 million, or 2%, for the three months ended March 31, 2025, compared to the same period of the prior year, primarily due to an increase in billable subscribers. Hosted payload and other data service revenue increased $0.9 million, or 7%, compared to the prior year period, primarily due to increases in other data service revenue, including Satelles revenue, which increased as a result of the acquisition after the first quarter of 2024. Commercial broadband revenue decreased $0.8 million, or 6%, for the three months ended March 31, 2025, compared to the prior year period, primarily due to a decrease ARPU reflecting the increased prevalence of usage of our service as a companion service and the conversion of customers to other plans.
Government Service Revenue

	Three Months Ended March 31,
	2025		2024		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$26.8	133	$26.5	145	$0.3	(12)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the three months ended March 31, 2025, revenue increased slightly, reflecting a contractual step up in the EMSS contract on September 15, 2024.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $1.7 million, or 7%, for the three months ended March 31, 2025, compared to the prior year period, primarily due to a decrease in volume of Short Burst Data® devices.
Engineering and Support Service Revenue

	Three Months Ended March 31,
	2025	2024	Change
	(In millions)
Commercial engineering and support services	$1.6	$1.1	$0.5
Government engineering and support services	35.8	29.3	6.5
Total engineering and support services	$37.4	$30.4	$7.0
Engineering and support service revenue increased by $7.0 million, or 23%, for the three months ended March 31, 2025, compared to the prior year period, primarily due to increased work under certain government contracts.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $2.3 million, or 5%, for the three months ended March 31, 2025 from the prior year period, primarily as a result of the increase in work under certain government projects, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $1.0 million, or 7%, for the three months ended March 31, 2025, compared to the prior year period primarily due to the decrease in volume of Short Burst Data device sales, as described above.
Research and Development
Research and development expenses decreased by $1.8 million, or 25%, for the three months ended March 31, 2025, compared to the prior year period based on lower spending on device-related features for our network, including our multi-year project to develop standards-based Narrowband-Internet of Things (NB-IoT) and Non-Terrestrial Network (NB-NTN) messaging and SOS capabilities for smartphones, tablets, cars and related consumer applications.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses decreased by $1.1 million, or 3%, for the three months ended March 31, 2025, compared to the prior year period, primarily due to decreases in headcount costs, including equity compensation costs and in professional fees, including acquisition costs for Satelles in the prior year. These decreases were offset in part by the increased spend related to our channel partner conference held in March 2025 and an increase in stock appreciation rights expense in the current year resulting from changes in our stock valuation between the years.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.9 million, or 4%, for the quarter ended March 31, 2025, compared to the prior year period, as some of the on-orbit spares launched in the second quarter of 2023 were placed in to service in the first quarter of 2025, and increased amortization related to customer relationships acquired from Satelles.

Other Income (Expense), net
Interest Expense, Net
Interest expense, net increased $1.2 million, or 6%, for the three months ended March 31, 2025, compared to the prior year quarter primarily reflecting the higher average outstanding debt balance, offset in part by the $1.6 million in fees expensed in connection with the additional Term Loan amounts borrowed in the first quarter of 2024.
Other Income (Expense), net
Other expense, net, was $1.7 million for the three months ended March 31, 2025, compared to immaterial other income, net, for the prior year period, primarily as the result of changes in foreign currency exchange rates.
Income Tax Expense
For the three months ended March 31, 2025, our income tax expense was $5.8 million, compared to $7.9 million for the prior year period. The decrease in income tax expense is primarily related to increased tax benefit from the deduction for foreign derived intangible income and U.S. tax credits, partially offset by decreased tax expense associated with stock compensation and nondeductible executive compensation.
Loss on Equity Method Investments
For the three months ended March 31, 2025, our loss on equity method investments was $0.6 million, compared to $1.6 million in the prior year period. These reflect the portion of losses recorded on our equity method investments, which included Satelles prior to the acquisition on April 1, 2024.
Net Income
Net income was $30.4 million for the three months ended March 31, 2025, compared to $19.7 million for the prior year period. The $10.8 million improvement in net income was primarily the result of the increases in service and engineering and support services revenues, as described above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations, cash and cash equivalents and our Revolving Facility. These sources are expected to meet our short-term and long-term liquidity needs, including payments for (i) required principal and interest on the Term Loan, which we expect to be $28.6 million of principal, inclusive of the mandatory excess cash flow prepayment in 2025, and based on the current interest rate, approximately $95.0 million in interest, (ii) capital expenditures of approximately $90.0 million in 2025, which we expect to moderate through the end of the decade, (iii) working capital, (iv) potential share repurchases, and (v) anticipated cash dividend payments to holders of our common stock.
As of March 31, 2025, our total cash and cash equivalents balance was $50.9 million, down from $93.5 million as of December 31, 2024. While we borrowed $20.0 million under the Revolving Facility during the three months ended March 31, 2025, and generated cash flows from operations, we used cash of $70.5 million to repurchase shares of our common stock, $15.7 million to pay dividends, and $24.5 million for capital expenditures.
Term Loan and Revolving Facility
Pursuant to a credit agreement, as amended and restated to date, or the Credit Agreement, we previously entered into a term loan totaling $1,500.0 million, or the Term Loan, issued at a price equal to 99.75%, and an accompanying $100.0 million revolving loan, or the Revolving Facility. The maturity date of the Term Loan is in September 2030. We borrowed an additional $125.0 million under the Term Loan in March 2024 and $200.0 million in July 2024. The additional amounts borrowed are fungible with the original $1,500.0 million, and have the same maturity date, interest rate and other terms. The additional $125.0 million was issued at a price equal to 99.875% of its face value, while the additional $200.0 million was issued at a price equal to 99.0% of its face value.
The March 2024 additional Term Loan borrowings were used to complete the acquisition of Satelles, Inc. on April 1, 2024. In April 2024, we drew $50.0 million under our Revolving Facility for general corporate purposes, including the funding of repurchases of our common stock. This amount was repaid with the expansion of the Term Loan in July 2024. The remaining proceeds of the Term Loan expansion in 2024 were used for general corporate purposes, including share repurchases. In March 2025, we drew $20.0 million under our Revolving Facility for general corporate purposes, which amount remained outstanding as of March 31, 2025.
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
As of March 31, 2025 and December 31, 2024, we reported an aggregate of $1,803.2 million and $1,807.7 million in borrowings under the Term Loan, respectively. These amounts do not include $16.2 million and $16.9 million of net unamortized deferred financing costs as of March 31, 2025 and December 31, 2024, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of March 31, 2025 and December 31, 2024 amounted to $1,787.0 million and $1,790.9 million, respectively. As of March 31, 2025 and December 31, 2024, the fair value of our borrowings under the Term Loan was $1,779.5 million and $1,802.1 million, respectively.
The Revolving Facility bears interest at an annual rate equal to SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, which may be reduced to 0.375% if we have a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1. The Revolving Facility has a maturity date in September 2028.
The Credit Agreement contains no financial maintenance covenants, with respect to the Term Loan. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn, or subject to letter of credit exposure. As of March 31, 2025, the aggregate exposure under the Revolving Facility was less than 35%. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default. We were in compliance with all covenants under the Credit Agreement as of March 31, 2025.
The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement) in the event our net leverage ratio rises above 3.5 to 1. Our mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.6 million as of December 31, 2024. This amount will be paid in the second quarter of 2025 and will be applied to our required quarterly principal payments. As such, it was classified as short-term secured debt on our condensed consolidated balance sheet as of March 31, 2025.
Contractual Obligations
As of March 31, 2025, we had non-cancelable purchase obligations of approximately $12.0 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during 2025, did not change materially from the end of 2024.
Our only material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2030, which is expected to be $1,702.8 million. We expect to refinance this amount at or prior to maturity.
Dividends
Total dividends paid during the three months ended March 31, 2025 and March 31, 2024 were $15.7 million and $16.1 million, respectively. While we expect to continue regular cash dividends, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant. The Board of Directors plans to increase the quarterly dividend to $0.15 per share starting with the third quarter 2025 dividend.

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2025	2024	Change
	(In thousands)
Cash provided by operating activities	$61,081	$71,426	$(10,345)
Cash used in investing activities	$(24,546)	$(14,564)	$(9,982)
Cash provided by (used in) financing activities	$(81,063)	$45,524	$(126,587)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 decreased by $10.3 million from the prior year period. Working capital decreased by approximately $17.5 million, primarily due to higher cash outflows associated with cash incentive, offset in part by inventory and timing of cash receipts, including accounts receivable and recognition of deferred revenue for projects and Satelles. These changes were offset in part by increased net income.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 increased by $10.0 million as compared to the prior year period, primarily as a result of increased capital expenditures, including costs associated with NB-IoT, which we expect to continue for the remainder of 2025.
Cash Flows Provided by (Used in) Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 increased by $126.6 million compared to the prior year period primarily due to the additional borrowings under the Term Loan of $125.0 million in the prior year period compared to a draw of $20.0 million on the Revolving Credit Facility in 2025 and increased spend on share repurchases in the first quarter of 2025 as compared to 2024.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of property and equipment, long-lived assets and other intangible assets, deferred financing costs, income taxes, stock-based compensation, and other estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 13, 2025.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,803.2 million under the Term Loan as of March 31, 2025. Under our Term Loan, we pay interest at an annual rate equal to SOFR, plus 2.25%, with a 0.75% SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. Our Cap manages our exposure to interest rate movements on a notional amount of $1.0 billion of our Term Loan. The Cap provides the right for us to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The interest rate was above the level of the Cap during each of the three months ended March 31, 2025 and 2024. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $2.0 million related to the unhedged portion of the Term Loan.
In March 2025, we drew down $20.0 million on our Revolving Facility for general corporate purposes, which amount remained outstanding as of March 31, 2025. The Revolving Facility bears interest at SOFR plus 2.5%, without a SOFR floor. For every

SOFR increase of 25 basis points, we expect our annual interest expense to increase by less than $0.1 million related to the Revolving Facility.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
There are no material pending legal proceedings, other than routine litigation incidental to our business.

ITEM 1A.     RISK FACTORS.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 13, 2025.
There have been no material changes from the risk factors described in the Annual Report.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1-31	1,242,738	$28.83	1,242,738	$394.4 million
February 1-28	853,090	$30.12	853,090	$368.7 million
March 1-31	278,028	$30.42	278,028	$360.3 million
Total	2,373,856	$29.48	2,373,856	—
Since initiating share repurchases in February 2021, our board of directors has authorized the repurchase of up to $1,500.0 million of our common stock, including the September 2024 authorization to repurchase up to $500.00 million through December 31, 2027. All shares included in the table above were purchased under this authorization in open market transactions. Amounts in the table above do not include commissions incurred or excise taxes payable in connection with the repurchases.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
Insider trading arrangements and policies
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.     EXHIBITS.
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
10.1*	Iridium Communications Inc. 2025 Performance Bonus Plan
10.2*
Form of Bonus Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. 2025 Performance Bonus Plan and Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan

10.3*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use in connection with the Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan
10.4*
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for use in connection with the Performance Share Program established under the Iridium Communications Inc. 2015 Equity Incentive Plan

10.5*
Employment Agreement, dated as of December 27, 2024, by and between the Registrant and Vincent J. O’Neill, incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 13, 2025

31.1
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

IRIDIUM COMMUNICATIONS INC.

By:	/s/ Vincent J. O'Neill
Vincent J. O'Neill
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: April 22, 2025