Form 10-Q
period 2025-06-30
Iridium Communications Inc.
filed 2025-07-24
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 17, 2025 was 106,113,918.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,309	$93,526
Accounts receivable, net	81,045	98,803
Inventory	77,409	81,283
Prepaid expenses and other current assets	17,658	19,118
Total current assets	255,421	292,730
Property and equipment, net	2,019,427	2,080,544
Equity method investments	41,112	42,516
Other assets	64,307	66,618
Intangible assets, net	88,902	90,877
Goodwill	98,942	98,186
Total assets	$2,568,111	$2,671,471
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$—	$33,118
Accounts payable	11,551	19,715
Accrued expenses and other current liabilities	44,554	64,811
Deferred revenue	45,710	51,570
Total current liabilities	101,815	169,214
Long-term secured debt, net	1,809,169	1,757,767
Deferred income tax liabilities, net	117,952	114,140
Deferred revenue, net of current portion	38,656	38,259
Other long-term liabilities	26,904	15,454
Total liabilities	2,094,496	2,094,834
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 106,393 and 110,357 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	106	110
Additional paid-in capital	910,880	964,348
Accumulated deficit	(446,674)	(406,092)
Accumulated other comprehensive income, net of tax	9,303	18,271
Total stockholders’ equity	473,615	576,637
Total liabilities and stockholders’ equity	$2,568,111	$2,671,471

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Services	$155,570	$152,467	$309,862	$301,044
Subscriber equipment	19,455	22,782	42,576	47,650
Engineering and support services	41,881	25,818	79,346	56,226
Total revenue	216,906	201,067	431,784	404,920

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	53,603	39,464	102,389	85,913
Cost of subscriber equipment	11,302	13,946	24,169	27,826
Research and development	4,279	6,512	9,696	13,710
Selling, general and administrative	44,627	46,723	80,380	83,534
Depreciation and amortization	52,837	50,776	104,504	100,520
Total operating expenses	166,648	157,421	321,138	311,503
Operating income	50,258	43,646	110,646	93,417
Other expense, net:
Interest expense, net	(22,752)	(23,797)	(44,576)	(44,460)
Other expense, net	(871)	(646)	(2,556)	(603)
Total other expense, net	(23,623)	(24,443)	(47,132)	(45,063)
Income before income taxes and gain (loss) on equity method investments	26,635	19,203	63,514	48,354
Income tax expense	(3,807)	(4,565)	(9,626)	(12,496)
Gain (loss) on equity method investments	(860)	17,698	(1,508)	16,131
Net income	$21,968	$32,336	$52,380	$51,989
Weighted average shares outstanding - basic	107,813	120,612	108,779	121,877
Weighted average shares outstanding - diluted	108,184	121,242	109,498	122,703
Net income per share - basic	$0.20	$0.27	$0.48	$0.43
Net income per share - diluted	$0.20	$0.27	$0.48	$0.42
Comprehensive income:
Net income	$21,968	$32,336	$52,380	$51,989
Foreign currency translation adjustments	1,029	(327)	3,248	(723)
Unrealized gain (loss) on cash flow hedges, net of tax (see Note 6)	(4,975)	(4,850)	(12,216)	1,883
Comprehensive income	$18,022	$27,159	$43,412	$53,149

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2025						Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	108,733	$109	$930,311	$(425,224)	$13,249	$518,445	121,643	$122	$1,069,638	$(256,319)	$40,244	$853,685
Stock-based compensation	—	—	20,475	—	—	20,475	—	—	20,500	—	—	20,500
Stock options exercised and awards vested	308	—	68	—	—	68	203	—	528	—	—	528
Stock withheld to cover employee taxes	(95)	—	(2,433)	—	—	(2,433)	(15)	—	(438)	—	—	(438)
Repurchases and retirements of common stock	(2,553)	(3)	(22,174)	(43,418)	—	(65,595)	(3,313)	(3)	(29,363)	(68,195)	—	(97,561)
Dividends	—	—	(15,367)	—	—	(15,367)	—	—	(17,174)	—	—	(17,174)
Cumulative translation adjustments	—	—	—	—	1,029	1,029	—	—	—	—	(327)	(327)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(4,975)	(4,975)	—	—	—	—	(4,850)	(4,850)
Net income	—	—	—	21,968	—	21,968	—	—	—	32,336	—	32,336
Balances at end of period	106,393	$106	$910,880	$(446,674)	$9,303	$473,615	118,518	$119	$1,043,691	$(292,178)	$35,067	$786,699

	Six Months Ended June 30, 2025						Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	110,357	$110	$964,348	$(406,092)	$18,271	$576,637	122,776	$123	$1,089,466	$(235,397)	$33,907	$888,099
Stock-based compensation	—	—	33,598	—	—	33,598	—	—	35,526	—	—	35,526
Stock options exercised and awards vested	1,420	1	841	—	—	842	1,052	1	2,605	—	—	2,606
Stock withheld to cover employee taxes	(457)	—	(13,559)	—	—	(13,559)	(148)	—	(4,424)	—	—	(4,424)
Repurchases and retirements of common stock	(4,927)	(5)	(43,106)	(92,962)	—	(136,073)	(5,162)	(5)	(46,026)	(108,770)	—	(154,801)
Dividends	—	—	(31,242)	—	—	(31,242)	—	—	(33,456)	—	—	(33,456)
Cumulative translation adjustments	—	—	—	—	3,248	3,248	—	—	—	—	(723)	(723)
Unrealized gain (loss) on cash flow hedges, net of tax	—	—	—	—	(12,216)	(12,216)	—	—	—	—	1,883	1,883
Net income	—	—	—	52,380	—	52,380	—	—	—	51,989	—	51,989
Balances at end of period	106,393	$106	$910,880	$(446,674)	$9,303	$473,615	118,518	$119	$1,043,691	$(292,178)	$35,067	$786,699

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$52,380	$51,989
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	6,741	10,297
Depreciation and amortization	104,504	100,520
Stock-based compensation (net of amounts capitalized)	30,837	33,347
Amortization of deferred financing fees	1,375	1,202
(Gain) loss on equity method investments	1,508	(16,131)
All other items, net	431	322
Changes in operating assets and liabilities:
Accounts receivable	18,188	(3,304)
Inventory	4,090	5,358
Prepaid expenses and other current assets	2,092	(2,067)
Other assets	2,638	2,934
Accounts payable	(6,406)	(17,886)
Accrued expenses and other current liabilities	(16,408)	(12,479)
Deferred revenue	(7,204)	(1,512)
Other long-term liabilities	(4,070)	(50)
Net cash provided by operating activities	190,696	152,540

Cash flows from investing activities:
Capital expenditures	(45,256)	(27,006)
Acquisition of Satelles, Inc., net of cash acquired	—	(110,713)
Net cash used in investing activities	(45,256)	(137,719)

Cash flows from financing activities:
Borrowings under the Term Loan	—	221,783
Payments on the Term Loan	(33,024)	(105,064)
Borrowings under the Revolving Credit Facility	50,000	50,000
Repurchases of common stock	(136,073)	(154,801)
Payment of deferred financing fees	—	(177)
Proceeds from exercise of stock options	842	2,606
Tax payment upon settlement of stock awards	(13,559)	(4,424)
Payment of common stock dividends	(30,794)	(32,768)
Net cash used in financing activities	(162,608)	(22,845)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2,951	(305)
Net decrease in cash and cash equivalents, and restricted cash	(14,217)	(8,329)
Cash, cash equivalents, and restricted cash, beginning of period	93,526	71,870
Cash, cash equivalents, and restricted cash, end of period	$79,309	$63,541

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$45,156	$44,707
Income taxes paid, net	$3,994	$2,888

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$6,064	$6,359
Dividends accrued on common stock	$2,983	$2,019
Capitalized stock-based compensation	$2,761	$2,179

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
The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of June 30, 2025 and December 31, 2024: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. The Company did not hold any Level 3 assets as of June 30, 2025 or December 31, 2024.

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
The following table summarizes the Company’s inventory balances:

	June 30, 2025	December 31, 2024
	(In thousands)
Finished goods	$51,971	$52,496
Raw materials	26,282	29,605
Inventory valuation reserve	(844)	(818)
Total	$77,409	$81,283
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
3. Cash and Cash Equivalents
Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents:

	June 30, 2025	December 31, 2024	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$37,565	$16,913
Money market funds	41,744	76,613	Level 2
Total cash and cash equivalents	$79,309	$93,526
4. Intangible Assets and Goodwill

Intangible Assets

The following tables present identifiable intangible assets:

	June 30, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,637)	4,802
Patents	14 - 20 years	587	(229)	358
Customer relationships	12 years	57,000	(8,483)	48,517
Total		74,026	(20,349)	53,677
Total intangible assets		$109,251	$(20,349)	$88,902

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,420)	5,019
Patents	14 - 20 years	587	(209)	378
Customer relationships	12 years	57,000	(6,745)	50,255
Total		74,026	(18,374)	55,652
Total intangible assets		$109,251	$(18,374)	$90,877

Amortization expense was $1.0 million and $2.4 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $2.0 million and $2.5 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Goodwill

As of June 30, 2025 and December 31, 2024, the Company’s goodwill balance was $98.9 million and $98.2 million, respectively. The goodwill balance was a result of the acquisition of Satelles, Inc.
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
The proceeds from the March 2024 additional Term Loan were used for the acquisition of Satelles, Inc. on April 1, 2024. In April 2024, the Company drew down $50.0 million on its Revolving Facility for general corporate purposes, including the funding of repurchases of its common stock. This amount was repaid with the expansion of the Term Loan in July 2024, and there were no amounts outstanding under the Revolving Facility as of December 31, 2024. The remaining proceeds from the July 2024 additional Term Loan have been used for general corporate purposes, including repurchases of common stock. In March and April 2025, the Company drew down $20.0 million and $30.0 million on its Revolving Facility, respectively, for general corporate purposes, all of which remained outstanding as of June 30, 2025.
The Term Loan has been repriced on multiple occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%, with a 0.75% SOFR floor. The Company typically selects a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, are equal to approximately $18.3 million per annum (one percent of the full principal amount of the Term Loan following the additional Term Loan amounts borrowed in 2024), with the remaining principal due upon maturity. As noted below, no quarterly principal payment was made for the quarter ended June 30, 2025 as a result of the excess cash flow payment made in May 2025.
The Revolving Facility matures in September 2028 and bears interest at an annual rate of SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, and a commitment fee of 0.5% per year on the undrawn amount, which is reduced to 0.375% if the Company has a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1.
As of June 30, 2025 and December 31, 2024, the Company reported an aggregate of $1,774.7 million and $1,807.7 million in borrowings under the Term Loan, respectively. These amounts do not include $15.6 million and $16.9 million of net unamortized deferred financing costs as of June 30, 2025 and December 31, 2024, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024 amounted to $1,759.2 million and $1,790.9 million, respectively. As of June 30, 2025 and December 31, 2024, based upon recent trading prices (Level 2 - market approach), the fair value of the Company’s borrowings under the Term Loan was $1,778.1 million and $1,802.1 million, respectively.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement) in the event the Company’s net leverage ratio rises above 3.5 to 1. The Company’s mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.5 million as of December 31, 2024. This amount was paid in May 2025. As a result, no quarterly principal payment was required for the quarter ended June 30, 2025, and no quarterly principal payment will be required for the remainder of 2025 or the first three quarters of 2026. The Credit Agreement permits repayment, prepayment and repricing transactions.
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn, or subject to letter of credit exposure. As of June 30, 2025, the aggregate exposure under the Revolving Facility was above 35% and the Company was in compliance with all covenants. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default.
Interest on Debt
Total interest incurred includes amortization of deferred financing fees and capitalized interest. The Company incurred third-party financing costs of $1.6 million in connection with the expansion of the Term Loan in March 2024 and $1.9 million related to the repricing of the Term Loan in June 2024, materially all of which was expensed at that time. The amounts expensed are included within interest expense on the condensed consolidated statements of operations and comprehensive income. There were no such expenses in 2025. The following table presents the interest and amortization of deferred financing fees related to the Term Loan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Total interest incurred	$24,742	$26,121	$48,999	$49,306
Amortization of deferred financing fees	$725	$638	$1,436	$1,261
Capitalized interest	$833	$1,190	$2,067	$2,248
At each of June 30, 2025 and December 31, 2024, accrued interest on the Term Loan was $0.3 million.
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
Interest Rate Cap
In July 2021, the Company entered into an interest rate cap contract (the “Cap”), which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, as modified to date, currently provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of June 30, 2025 and December 31, 2024.
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

Fair Value of Derivative Instruments
As of June 30, 2025 and December 31, 2024, the Company had an asset balance of $29.9 million and $47.3 million, respectively, for the fair value of the Cap and a liability balance of $4.1 million and $5.6 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets on the condensed consolidated balance sheet.
During each of the three months ended June 30, 2025 and 2024, the Company incurred $0.8 million in interest expense for the Cap premium, and during each of the six months ended June 30, 2025 and 2024, the Company incurred $1.6 million in interest expense for the Cap premium. Interest expense was reduced by $7.3 million and $9.8 million for the three months ended June 30, 2025 and 2024, respectively, and $14.5 million and $19.7 million for the six months ended June 30, 2025 and 2024, respectively, for payments received related to the Cap.
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
The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Unrealized gain (loss), net of tax	$(4,975)	$(4,850)	$(12,216)	$1,883
Tax benefit (expense)	$1,499	$1,483	$3,684	$(863)
7. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have converted to common stock. The remaining 0.5 million authorized shares of preferred stock remained undesignated and unissued as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.
Dividends
Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. The Company paid dividends of $0.14 per share of common stock for each of the three months ended March 31 and June 30, 2025, resulting in total payments to stockholders of $30.8 million for the six months ended June 30, 2025. Dividend payments for the six months ended June 30, 2024 totaled $32.8 million. The Company’s liability related to dividends on common shares underlying unvested restricted stock units (“RSUs”) was $3.0 million and $2.5 million as of June 30, 2025 and December 31, 2024, respectively.
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
During the three and six months ended June 30, 2025, the Company repurchased and subsequently retired 2.6 million and 4.9 million shares of its common stock, respectively, for a total purchase price of $65.0 million and $135.0 million, respectively. During the three and six months ended June 30, 2024, the Company repurchased and subsequently retired 3.3 million and 5.1 million shares of its common stock, respectively, for a total purchase price of $96.6 million and $153.3 million, respectively. During the three and six months ended June 30, 2025, the Company incurred $0.6 million and $1.1 million, respectively, of related taxes, which are not included in the total purchase price. Similarly, during the three and six months ended June 30, 2024, the Company incurred $0.9 million and $1.5 million, respectively, of related taxes, which are not included in the total purchase price.
As of June 30, 2025, $295.3 million remained available and authorized for repurchase under this program.
8. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Commercial services revenue:
Voice and data	$56,810	$56,455	$112,752	$111,432
IoT data	44,741	41,609	88,596	81,064
Broadband	12,724	13,478	25,600	27,170
Hosted payload and other data	14,545	14,425	29,414	28,378
Total commercial services revenue	128,820	125,967	256,362	248,044
Government services revenue	26,750	26,500	53,500	53,000
Total services revenue	$155,570	$152,467	$309,862	$301,044
The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Commercial	$2,404	$1,520	$4,041	$2,673
Government	39,477	24,298	75,305	53,553
Total engineering and support services revenue	$41,881	$25,818	$79,346	$56,226
Approximately 28% and 51% of the Company’s accounts receivable balance at June 30, 2025 and December 31, 2024, respectively, were due from prime contracts or subcontracts with agencies of the U.S. government.
The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $13.9 million and $7.8 million for the three months ended June 30, 2025 and 2024, respectively, and $30.1 million and $19.2 million for the six months ended June 30, 2025 and 2024, respectively.
The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	June 30, 2025	December 31, 2024
	(In thousands)
Contract Assets:
Commissions	$1,360	$1,058
Other contract costs	$1,712	$1,798

9. Leases
Lessor Arrangements
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the estimated useful lives of the satellites, currently estimated to be approximately 17.5 years from their respective in-service dates. Lease income related to these agreements was $3.1 million for each of the three months ended June 30, 2025 and 2024, and $6.2 million for each of the six months ended June 30, 2025 and 2024. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
Aireon has made payments to the Company pursuant to its hosting agreement (the “Aireon Hosting Agreement”), and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at June 30, 2025, exclusive of the $6.2 million recognized during the six months ended June 30, 2025, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2025	$6,195
2026	12,391
2027	12,391
2028	12,391
2029	12,391
Thereafter	70,084
Total lease income	$125,843
10. Stock-Based Compensation
In May 2025, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of June 30, 2025, the remaining aggregate number of shares available for future grants under the Amended 2015 Plan was 9,475,541. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
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

RSU Summary
The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2024	3,870	$32.56
Granted	2,071	31.13
Forfeited	(145)	38.17
Released	(1,329)	34.41
Outstanding at June 30, 2025	4,467	$31.16
Vested and unreleased at June 30, 2025 (1)	555

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2023	2,795	$40.24
Granted	2,361	30.31
Forfeited	(33)	40.42
Released	(779)	49.62
Outstanding at June 30, 2024	4,344	$33.15
Vested and unreleased at June 30, 2024 (1)	684
(1)     These RSUs were granted to the Company’s Board of Directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. Some members of the Company’s Board of Directors may elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 71,000 and 54,000 service-based RSUs were granted to the non-employee members of the Company’s Board of Directors as a result of these payments and elections during the six months ended June 30, 2025 and 2024, respectively, with an estimated grant date fair value of $2.1 million in both 2025 and 2024.
During the six months ended June 30, 2025 and 2024, the Company granted approximately 1,190,000 and 1,446,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $36.8 million and $43.1 million, respectively.
Performance-Based RSUs
In March 2025 and 2024, the Company granted approximately 534,000 and 461,000 annual incentive, performance-based RSUs, respectively, to the Company’s executives and employees (the “Bonus RSUs”), with an estimated grant date fair value of $16.9 million and $13.7 million, respectively. Vesting of the Bonus RSUs is dependent upon the Company’s achievement of defined performance goals over the respective fiscal year. The Company records stock-based compensation expense related to performance-based RSUs when it is considered probable that the performance conditions will be met. Substantially all of the Bonus RSUs granted in March 2024 vested in March 2025 upon the determination of the level of achievement of the performance goals. Management believes it is probable that substantially all of the Bonus RSUs granted in March 2025 will vest. The level of achievement, if any, of performance goals will be determined by the compensation committee of the Company’s Board of Directors and, if such goals are achieved, the 2025 Bonus RSUs will vest, subject to continued employment, in March 2026.
Additionally, in March 2025 and 2024, the Company granted approximately 269,000 and 303,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”), with an estimated aggregate grant date fair value of $8.5 million and $9.0 million, respectively. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of the Executive RSUs granted in each of March

2025 and 2024 will ultimately range from 0% to 200% of the number of shares underlying the Executive RSUs granted, in each case based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date, which may be accelerated based on the retirement eligibility of the grantees. During March 2025, approximately 23,000 shares underlying Executive RSUs granted in March 2023 were forfeited as a result of performance targets not being fully achieved for the performance period ended December 31, 2024. During March 2024, the Company awarded approximately 83,000 additional shares related to Executive RSUs granted in March 2022 as a result of over-achievement of performance targets for the performance period ended December 31, 2023.
11. Income Taxes
Income before income taxes and loss on equity method investments was $26.6 million and $63.5 million for the three and six months ended June 30, 2025, respectively, while the income tax expense was $3.8 million and $9.6 million, respectively. The effective tax rate was 14.3% and 15.2% for the three and six months ended June 30, 2025, respectively, which differed from the federal statutory rate of 21%, primarily due to a tax benefit from the deduction for foreign derived intangible income and U.S tax credits, partially offset by discrete tax expense associated with stock compensation and nondeductible executive compensation.

Income before income taxes and loss on equity method investments was $19.2 million and $48.4 million for the three and six months ended June 30, 2024, respectively, while the income tax expense was $4.6 million and $12.5 million, respectively. The effective tax rate was 23.8% and 25.8% for the three and six months ended June 30, 2024, respectively, which differed from the federal statutory rate of 21%, primarily due to the discrete tax expense associated with stock compensation and nondeductible executive compensation, which was partially offset by the deduction for foreign derived intangible income.
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
In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximately 6% preferred membership interest. The Company’s investment in Aireon Holdings is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon was $39.8 million and $41.5 million as of June 30, 2025 and December 31, 2024, respectively. The investments by the Company prior to June 2022 had previously been written down to a carrying value of zero.
At each of June 30, 2025 and December 31, 2024, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.
Under the agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $118.5 million had been paid as of June 30, 2025. These fees are recognized over the estimated useful life of the satellites, which is expected to result in revenue of approximately $9.3 million per year. The Company recognized $2.3 million and $4.6 million of hosting fee revenue under the Aireon Hosting Agreement for each of the three and six months ended June 30, 2025 and 2024, respectively.
Additionally, Aireon pays power and data services fees of approximately $23.5 million per year, in the aggregate for the delivery of air traffic surveillance data over the Iridium® system. The Company recorded $5.9 million of power and data service fee revenue from Aireon for each of the three months ended June 30, 2025 and 2024, and $11.7 million for each of the six months ended June 30, 2025 and 2024. Receivables due from Aireon under the Aireon Hosting Agreement totaled $2.0 million as of each of June 30, 2025 and December 31, 2024.
Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $0.6 million and $1.7 million at each of June 30, 2025 and December 31, 2024.
The Company and the other Aireon investors have agreed to participate pro rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $11.9 million. No bridge loan amounts were outstanding as of June 30, 2025 or December 31, 2024.

13. Net Income Per Share
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
The following table summarizes the computations of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator:
Net income - basic and diluted	$21,968	$32,336	52,380	51,989

Denominator:
Weighted average common shares — basic	107,813	120,612	108,779	121,877
Dilutive effect of stock options	91	207	104	271
Dilutive effect of RSUs	280	423	615	555
Weighted average common shares — diluted	108,184	121,242	109,498	122,703

Net income per share - basic	$0.20	$0.27	$0.48	$0.43
Net income per share - diluted	$0.20	$0.27	$0.48	$0.42

14. Subsequent Events
On July 23, 2025, the Company’s Board of Directors approved a dividend of $0.15 per share payable on September 30, 2025, to stockholders of record as of September 15, 2025.

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
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 120 service providers, 310 value-added resellers, or VARs, and 85 value-added manufacturers, or VAMs, who either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services targeting specific lines of business.
At June 30, 2025, we had approximately 2,483,000 billable subscribers worldwide, an increase of 70,000, or 3%, from approximately 2,413,000 billable subscribers as of June 30, 2024. We have a diverse customer base, with end users in land mobile, Internet of Things, or IoT, maritime, aviation and government.

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

Comparison of Our Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,				Change
	2025	% of Total Revenue	2024	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$155,570	72%	$152,467	76%	$3,103	2%
Subscriber equipment	19,455	9%	22,782	11%	(3,327)	(15)%
Engineering and support services	41,881	19%	25,818	13%	16,063	62%
Total revenue	216,906	100%	201,067	100%	15,839	8%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	53,603	25%	39,464	20%	14,139	36%
Cost of subscriber equipment	11,302	5%	13,946	7%	(2,644)	(19)%
Research and development	4,279	2%	6,512	3%	(2,233)	(34)%
Selling, general and administrative	44,627	21%	46,723	23%	(2,096)	(4)%
Depreciation and amortization	52,837	24%	50,776	25%	2,061	4%
Total operating expenses	166,648	77%	157,421	78%	9,227	6%
Operating income	50,258	23%	43,646	22%	6,612	15%

Other expense:
Interest expense, net	(22,752)	(10)%	(23,797)	(12)%	1,045	(4)%
Other expense, net	(871)	—%	(646)	—%	(225)	35%
Total other expense, net	(23,623)	(10)%	(24,443)	(12)%	820	(3)%
Income before income taxes and gain (loss) on equity method investments	26,635	13%	19,203	10%	7,432	39%
Income tax expense	(3,807)	(2)%	(4,565)	(2)%	758	(17)%
Gain (loss) on equity method investments	(860)	—%	17,698	9%	(18,558)	(105)%
Net income	$21,968	11%	$32,336	17%	$(10,368)	(32)%

Revenue
Commercial Service Revenue

	Three Months Ended June 30,
	2025			2024			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$56.8	415	$46	$56.5	417	$46	$0.3	(2)	$—
IoT data	44.8	1,924	7.83	41.6	1,837	7.70	3.2	87	0.13
Broadband (3)	12.7	16.3	260	13.5	16.8	269	(0.8)	(0.5)	(9)
Hosted payload and other data	14.5	N/A		14.4	N/A		0.1	N/A
Total commercial services	$128.8	2,355		$126.0	2,271		$2.8	84
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
For the three months ended June 30, 2025, total commercial services revenue increased $2.8 million, or 2%, from the prior year period primarily as a result of increases in IoT. Commercial IoT revenue increased $3.2 million, or 8%, for the three months ended June 30, 2025, compared to the same period of the prior year, driven by a 5% increase in billable subscribers and an increase in the contract with a large customer that was executed in the first quarter of 2024. Commercial voice and data revenue increased $0.3 million, or 1%, for the three months ended June 30, 2025, compared to the same period of the prior year, with consistent subscribers and ARPU. Voice and data revenue growth is expected to accelerate in the second half of 2025 as a result of the implementation of previously announced price actions. Hosted payload and other data service revenue increased $0.1 million, or 1%, compared to the prior year period, primarily due to increases in PNT revenue, partially offset by other data service contracts. Commercial broadband revenue decreased $0.8 million, or 6%, for the three months ended June 30, 2025, compared to the prior year period, primarily due to a decrease in ARPU reflecting the increased prevalence of usage of our service as a companion service. This previously identified trend has accelerated this quarter, and we expect it to continue at this higher pace through at least the remainder of 2025.
Government Service Revenue

	Three Months Ended June 30,
	2025		2024		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$26.8	128	$26.5	142	$0.3	(14)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services, or EMSS, contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the three months ended June 30, 2025, revenue increased slightly, reflecting a contractual step up in the EMSS contract on September 15, 2024.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $3.3 million, or 15%, for the three months ended June 30, 2025, compared to the prior year period, primarily as a result of a decrease in volume of handset and Short Burst Data® device sales.
Engineering and Support Service Revenue

	Three Months Ended June 30,
	2025	2024	Change
	(In millions)
Commercial engineering and support services	$2.4	$1.5	$0.9
Government engineering and support services	39.5	24.3	15.2
Total engineering and support services	$41.9	$25.8	$16.1
Engineering and support service revenue increased by $16.1 million, or 62%, for the three months ended June 30, 2025, compared to the prior year period, primarily due to increased work under certain government contracts, predominantly the contract awarded by the Space Development Agency, or the SDA.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $14.1 million, or 36%, for the three months ended June 30, 2025 from the prior year period, primarily as a result of the increase in work under certain government projects, including the SDA contract, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $2.6 million, or 19%, for the three months ended June 30, 2025, compared to the prior year period, primarily due to the decrease in volume of device sales, as noted above.
Research and Development
Research and development expenses decreased by $2.2 million, or 34%, for the three months ended June 30, 2025, compared to the prior year period based on decreased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses decreased by $2.1 million, or 4%, for the three months ended June 30, 2025, compared to the prior year period, primarily due to decreases in headcount costs, including equity compensation costs.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.1 million, or 4%, for the quarter ended June 30, 2025, compared to the prior year period, due to increased depreciation as some of the on-orbit spares launched in the second quarter of 2023 were placed into service in 2025.
Other Income (Expense), net
Interest Expense, Net
Interest expense, net decreased $1.0 million, or 4%, for the three months ended June 30, 2025, compared to the prior year quarter primarily reflecting the fees paid in the prior year to reprice the Term Loan that did not recur in 2025.
Other Expense, net
Other expense, net, was $0.9 million for the three months ended June 30, 2025, compared to $0.6 million for the prior year period, primarily as the result of changes in foreign currency exchange rates.

Income Tax Expense
For the three months ended June 30, 2025, our income tax expense was $3.8 million, compared to $4.6 million for the prior year period. The decrease in income tax expense is primarily related to increased tax benefit from the deduction for foreign derived intangible income and U.S. tax credits, partially offset by increased pre-tax book income in 2025 compared to 2024 and increased tax expense associated with stock compensation and nondeductible executive compensation.
Gain (Loss) on Equity Method Investments
For the three months ended June 30, 2025, our loss on equity method investments was $0.9 million, compared to a gain of $17.7 million in the prior year period. The prior year period amount includes a gain of $19.8 million, equal to the difference between the fair value and net book value of the equity method investment upon the acquisition of Satelles, while the current year reflects only the portion of losses recorded on our other equity method investments.
Net Income
Net income was $22.0 million for the three months ended June 30, 2025, compared to $32.3 million for the prior year period. The $10.4 million decrease in net income was primarily the result of the $19.8 million gain related to the acquisition of Satelles in the prior year, offset in part by the improvements in operating income, noted above.
Comparison of Our Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,				Change
	2025	% of Total Revenue	2024	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$309,862	72%	$301,044	74%	$8,818	3%
Subscriber equipment	42,576	10%	47,650	12%	(5,074)	(11)%
Engineering and support services	79,346	18%	56,226	14%	23,120	41%
Total revenue	431,784	100%	404,920	100%	26,864	7%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	102,389	24%	85,913	21%	16,476	19%
Cost of subscriber equipment	24,169	5%	27,826	7%	(3,657)	(13)%
Research and development	9,696	2%	13,710	3%	(4,014)	(29)%
Selling, general and administrative	80,380	19%	83,534	21%	(3,154)	(4)%
Depreciation and amortization	104,504	24%	100,520	25%	3,984	4%
Total operating expenses	321,138	74%	311,503	77%	9,635	3%
Operating income	110,646	26%	93,417	23%	17,229	18%

Other expense:
Interest expense, net	(44,576)	(10)%	(44,460)	(11)%	(116)	—%
Other expense, net	(2,556)	(1)%	(603)	—%	(1,953)	324%
Total other expense, net	(47,132)	(11)%	(45,063)	(11)%	(2,069)	5%
Income before income taxes and gain (loss) on equity method investments	63,514	15%	48,354	12%	15,160	31%
Income tax expense	(9,626)	(2)%	(12,496)	(3)%	2,870	(23)%
Gain (loss) on equity method investments	(1,508)	—%	16,131	4%	(17,639)	(109)%
Net income	$52,380	13%	$51,989	13%	$391	1%

Revenue
Commercial Service Revenue

	Six Months Ended June 30,
	2025			2024			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$112.8	415	$45	$111.4	417	$45	$1.4	(2)	$—
IoT data	88.6	1,924	7.75	81.1	1,837	7.62	7.5	87	0.13
Broadband (3)	25.6	16.3	260	27.2	16.8	271	(1.6)	(0.5)	(11)
Hosted payload and other data	29.4	N/A		28.4	N/A		1.0	N/A
Total commercial services	$256.4	2,355		$248.1	2,271		$8.3	84
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
For the six months ended June 30, 2025, total commercial services revenue increased $8.3 million, or 3%, from the prior year period primarily driven by increases in IoT, voice and data and hosted payload and other data services revenue. Commercial IoT revenue increased $7.5 million, or 9%, for the six months ended June 30, 2025, compared to the prior year period, driven by a 5% increase in IoT billable subscribers and an increase in the contract with a large customer that was executed in the first quarter of 2024. Commercial voice and data revenue increased $1.4 million, or 1%, from the prior year period, primarily due to consistent subscribers and ARPU. Voice and data revenue growth is expected to accelerate in the second half of 2025 as a result of the implementation of previously announced price actions. Hosted payload and other data service revenue increased $1.0 million, or 4%, compared to the prior year period, primarily due to increases in PNT revenue, partially offset by other data service contracts. Commercial broadband revenue decreased $1.6 million, or 6%, for the six months ended June 30, 2025, compared to the prior year period, primarily due to a decrease in ARPU reflecting the increased prevalence of usage of our service as a companion service and the conversion of customers to other plans. This previously identified trend has accelerated this quarter, and we expect it to continue at this higher pace through at least the remainder of 2025.
Government Service Revenue

	Six Months Ended June 30,
	2025		2024		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$53.5	128	$53.0	142	$0.5	(14)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to the U.S. government and other authorized customers pursuant to our EMSS contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the six months ended June 30, 2025, revenue increased slightly, reflecting a contractual step up in the EMSS contract on September 15, 2024.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased $5.1 million, or 11%, for the six months ended June 30, 2025, compared to the prior year period, primarily due to a decrease in volume of Short Burst Data device and handset sales.
Engineering and Support Service Revenue

	Six Months Ended June 30,
	2025	2024	Change
	(In millions)
Commercial engineering and support services	$4.0	$2.7	$1.3
Government engineering and support services	75.3	53.5	21.8
Total engineering and support services	$79.3	$56.2	$23.1
Engineering and support service revenue increased $23.1 million, or 41%, for the six months ended June 30, 2025 compared to the prior year period primarily due to increased work under certain government projects, including the contract awarded by the SDA.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $16.5 million, or 19%, for the six months ended June 30, 2025 from the prior year period, primarily as a result of an increase in work under certain government engineering contracts, including the SDA contract, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment decreased $3.7 million, or 13%, for the six months ended June 30, 2025, compared to the prior year period, which was in line with the change in equipment revenue for the same period, as noted above.
Research and Development
Research and development expenses decreased by $4.0 million, or 29%, for the six months ended June 30, 2025 compared to the prior year period based on decreased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $3.2 million, or 4%, for the six months ended June 30, 2025 compared to the prior year period, primarily due to lower equity compensation costs, offset in part by increased spend related to our channel partner conference held in March 2025.
Depreciation and Amortization
Depreciation and amortization expense increased by $4.0 million, or 4%, compared to the prior year period due to increased depreciation as some of the on-orbit spares launched in the second quarter of 2023 were placed into service in 2025.
Other Expense
Interest Expense, Net
Interest expense, net increased $0.1 million for the six months ended June 30, 2025 compared to the prior year period. The increase resulted primarily from the increase in the outstanding debt balance as compared to the prior year period, offset in part by the refinancing fees expensed in the prior year that did not recur in 2025.
Other Expense, net
Other expense, net, was $2.6 million for the six months ended June 30, 2025, compared to $0.6 million for the prior year period, primarily as the result of changes in foreign currency exchange rates.

Income Tax Expense
For the six months ended June 30, 2025, our income tax expense was $9.6 million, compared to $12.5 million for the prior year period. The decrease in income tax expense is primarily related to increased tax benefit from the deduction for foreign derived intangible income and U.S. tax credits plus decreased tax expense associated with stock compensation and nondeductible executive compensation, partially offset by increased pre-tax book income in 2025 compared to 2024.
Gain (Loss) on Equity Method Investments
For the six months ended June 30, 2025, our loss on equity method investments was $1.5 million, compared to a gain of $16.1 million for the prior year period. The change is primarily the result of the acquisition of Satelles in 2024, upon which we recorded a $19.8 million gain on our previously held equity method investment, as noted above. For the six months ended June 30, 2025, our loss on equity method investments reflects the portion of losses recorded on equity method investments during the period.
Net Income
Net income was $52.4 million for the six months ended June 30, 2025, compared to $52.0 million for the prior year period. The change primarily resulted from improved operating income in the current year, as a result of increases in engineering and support services revenue, as noted above, offset in part by the prior year gain on the Satelles acquisition.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations, cash and cash equivalents and our Revolving Facility. These sources are expected to meet our short-term and long-term liquidity needs, including payments for (i) required principal and interest on the Term Loan, which we expect to be approximately $95.0 million in interest over the next 12 months, based on the current interest rate, (ii) capital expenditures of approximately $90.0 million in 2025, which we expect to moderate through the end of the decade, (iii) working capital, (iv) potential share repurchases, and (v) anticipated cash dividend payments to holders of our common stock.
As of June 30, 2025, our total cash and cash equivalents balance was $79.3 million, down from $93.5 million as of December 31, 2024. While we borrowed $50.0 million under the Revolving Facility during the six months ended June 30, 2025, and generated cash flows from operations, we used cash of $136.1 million to repurchase shares of our common stock, $30.8 million to pay dividends, and $45.3 million for capital expenditures.
Term Loan and Revolving Facility
Pursuant to a credit agreement, as amended and restated to date, or the Credit Agreement, we previously entered into a term loan totaling $1,500.0 million, or the Term Loan, and an accompanying $100.0 million revolving loan, or the Revolving Facility. The maturity date of the Term Loan is in September 2030. We borrowed an additional $125.0 million under the Term Loan in March 2024 and $200.0 million in July 2024. The additional amounts borrowed are fungible with the original $1,500.0 million, and have the same maturity date, interest rate and other terms.
The March 2024 additional Term Loan borrowings were used to complete the acquisition of Satelles, Inc. on April 1, 2024. In April 2024, we drew $50.0 million under our Revolving Facility for general corporate purposes, including the funding of repurchases of our common stock. This amount was repaid with the expansion of the Term Loan in July 2024. The remaining proceeds of the Term Loan expansion in 2024 were used for general corporate purposes, including share repurchases. In the first half of 2025, we drew $50.0 million under our Revolving Facility for general corporate purposes, which amount remained outstanding as of June 30, 2025.
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
As of June 30, 2025 and December 31, 2024, we reported an aggregate of $1,774.7 million and $1,807.7 million in borrowings under the Term Loan, respectively. These amounts do not include $15.6 million and $16.9 million of net unamortized deferred financing costs as of June 30, 2025 and December 31, 2024, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of June 30, 2025 and December 31, 2024 amounted to $1,759.2 million and $1,790.9 million, respectively. As of June 30, 2025 and December 31, 2024, the fair value of our borrowings under the Term Loan was $1,778.1 million and $1,802.1 million, respectively.
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
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn, or subject to letter of credit exposure. As of June 30, 2025, the aggregate exposure under the Revolving Facility was above 35% and we were in compliance with all covenants. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default.
The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement) in the event our net leverage ratio rises above 3.5 to 1. Our mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.5 million as of December 31, 2024. This amount was paid in the second quarter of 2025 and applied to our required quarterly principal payments. As a result, no quarterly principal payment was required for the quarter ended June 30, 2025, and no quarterly principal payment will be required for the remainder of 2025 or the first three quarters of 2026. As such, we have no amounts classified as short-term secured debt on our condensed consolidated balance sheet as of June 30, 2025.
Contractual Obligations
As of June 30, 2025, we had non-cancelable purchase obligations of approximately $12.2 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during 2025, did not change materially from the end of 2024.
Our only material long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2030, which is expected to be $1,702.8 million, and repayment of any outstanding Revolving Facility in 2028, which is currently $50.0 million. We expect to refinance the Term Loan at or prior to maturity.
Dividends
Total dividends paid during the six months ended June 30, 2025 and June 30, 2024 were $30.8 million and $32.8 million, respectively. While we expect to continue regular cash dividends, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors our Board of Directors deems relevant. The Board of Directors has increased the quarterly dividend to $0.15 per share starting with the third quarter 2025 dividend.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2025	2024	Change
	(In thousands)
Cash provided by operating activities	$190,696	$152,540	$38,156
Cash used in investing activities	$(45,256)	$(137,719)	$92,463
Cash used in financing activities	$(162,608)	$(22,845)	$(139,763)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2025 increased by $38.2 million from the prior year period. Working capital increased by approximately $21.9 million, primarily due to higher cash inflows associated with timing of customer and vendor payments, offset in part by recognition of deferred revenue. These changes were also due to increased net income and a decrease in non-cash income from equity method investments as the prior year included a gain on the acquisition of Satelles.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 decreased by $92.5 million as compared to the prior year period, primarily as a result of the Satelles acquisition during the prior year period.

Cash Flows Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 increased by $139.8 million compared to the prior year period primarily due a decrease in borrowings in the current year. The prior year period included additional borrowings under the Term Loan of $125.0 million associated with the acquisition of Satelles, Inc.
U.S. Tax Regulation Update
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA permanently extends certain expiring provisions of the Tax Cuts and Jobs Act, modifies the international tax framework, and restores certain favorable business tax provisions, among other changes. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We are currently assessing the OBBBA’s expected impact on our consolidated financial statements.
Seasonality
Our results of operations have been subject to seasonal usage changes for commercial customers, and we expect that our results will be affected by similar seasonality going forward. March through October are typically the peak months for commercial voice services revenue and related subscriber equipment sales. In December 2024, a large IoT customer began to phase out its annual retail pricing plans and subsequently revised them in 2025. As a result, that customer’s annual billable subscribers may move to monthly plans which has impacted the seasonality of subscribers and may further do so in the future. We expect revenue to remain unaffected due to the fixed-price nature of our contract with this customer for 2025. U.S. government revenue and commercial IoT revenue have been less subject to seasonal usage changes.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,774.7 million under the Term Loan as of June 30, 2025. Under our Term Loan, we pay interest at an annual rate equal to SOFR, plus 2.25%, with a 0.75% SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. Our Cap manages our exposure to interest rate movements on a notional amount of $1.0 billion of our Term Loan. The Cap provides the right for us to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The interest rate was above the level of the Cap during each of the six months ended June 30, 2025 and 2024. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.9 million related to the unhedged portion of the Term Loan.
In the first half of 2025, we drew down $50.0 million on our Revolving Facility for general corporate purposes, which amount remained outstanding as of June 30, 2025. The Revolving Facility bears interest at SOFR plus 2.5%, without a SOFR floor. For every SOFR increase of 25 basis points, we expect our annual interest expense to increase by approximately $0.1 million related to the Revolving Facility.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors described in the Annual Report.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1-30	1,228,806	$24.40	1,228,806	$330.3 million
May 1-31	587,689	$25.51	587,689	$315.3 million
June 1-30	737,022	$27.13	737,022	$295.3 million
Total	2,553,517	$25.45	2,553,517	—
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
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.     OTHER INFORMATION.
Insider trading arrangements and policies
During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Securities and Exchange Act of 1934, as amended) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below. Each was adopted during an open trading window.

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date*	Rule 10b5-1**	Non-Rule 10b5-1***	Total Shares of Common Stock to Be Sold****	Total Shares of Common Stock to Be Purchased	Expiration Date
Timothy P. Kapalka Chief Accounting Officer, Iridium Satellite LLC (principal accounting officer)	Adoption	May 13, 2025	X	—	5,833	—	May 13, 2026
* No sales will be made under the trading plan prior to August 12, 2025.
** Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
*** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
**** Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 arrangement. The actual number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan.

ITEM 6.     EXHIBITS.
The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the Securities and Exchange Commission.

Exhibit	Description
3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 14, 2025, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 14, 2025.

10.1*	Iridium Communications Inc. Amended and Restated 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K with the SEC on May 14, 2025.
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
Vincent J. O'Neill
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: July 24, 2025