Form 10-Q
period 2025-09-30
Iridium Communications Inc.
filed 2025-10-23
CIK 1418819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 16, 2025 was 104,745,684.

IRIDIUM COMMUNICATIONS INC.

PART I.
Iridium Communications Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,533	$93,526
Accounts receivable, net	94,494	98,803
Inventory	76,187	81,283
Prepaid expenses and other current assets	16,748	19,118
Total current assets	275,962	292,730
Property and equipment, net	1,993,124	2,080,544
Equity method investments	40,351	42,516
Other assets	57,756	66,618
Intangible assets, net	87,915	90,877
Goodwill	98,942	98,186
Total assets	$2,554,050	$2,671,471
Liabilities and stockholders’ equity
Current liabilities:
Short-term secured debt	$—	$33,118
Accounts payable	13,152	19,715
Accrued expenses and other current liabilities	48,571	64,811
Deferred revenue	41,526	51,570
Total current liabilities	103,249	169,214
Long-term secured debt, net	1,809,843	1,757,767
Deferred income tax liabilities, net	125,792	114,140
Deferred revenue, net of current portion	35,425	38,259
Other long-term liabilities	29,244	15,454
Total liabilities	2,103,553	2,094,834
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 300,000 shares authorized, 104,736 and 110,357 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	105	110
Additional paid-in capital	889,398	964,348
Accumulated deficit	(443,419)	(406,092)
Accumulated other comprehensive income, net of tax	4,413	18,271
Total stockholders’ equity	450,497	576,637
Total liabilities and stockholders’ equity	$2,554,050	$2,671,471

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Services	$165,243	$159,855	$475,105	$460,899
Subscriber equipment	21,507	22,169	64,083	69,819
Engineering and support services	40,185	30,747	119,531	86,973
Total revenue	226,935	212,771	658,719	617,691

Operating expenses:
Cost of services (exclusive of depreciation and amortization)	50,762	43,848	153,152	129,761
Cost of subscriber equipment	12,661	12,769	36,830	40,595
Research and development	4,944	6,189	14,640	19,899
Selling, general and administrative	35,508	43,953	115,887	127,487
Depreciation and amortization	52,975	51,160	157,479	151,680
Total operating expenses	156,850	157,919	477,988	469,422
Operating income	70,085	54,852	180,731	148,269
Other expense, net:
Interest expense, net	(22,593)	(24,246)	(67,169)	(68,706)
Other income (expense), net	372	312	(2,184)	(291)
Total other expense, net	(22,221)	(23,934)	(69,353)	(68,997)
Income before income taxes and gain (loss) on equity method investments	47,864	30,918	111,378	79,272
Income tax expense	(10,003)	(6,005)	(19,629)	(18,501)
Gain (loss) on equity method investments	(734)	(467)	(2,242)	15,664
Net income	$37,127	$24,446	$89,507	$76,435
Weighted average shares outstanding - basic	106,095	117,449	108,160	120,390
Weighted average shares outstanding - diluted	106,476	118,111	108,846	121,261
Net income per share - basic	$0.35	$0.21	$0.83	$0.63
Net income per share - diluted	$0.35	$0.21	$0.82	$0.63
Comprehensive income:
Net income	$37,127	$24,446	$89,507	$76,435
Foreign currency translation adjustments	(315)	(288)	2,933	(1,011)
Unrealized loss on cash flow hedges, net of tax (see Note 6)	(4,575)	(19,401)	(16,791)	(17,518)
Comprehensive income	$32,237	$4,757	$75,649	$57,906

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2025						Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	106,393	$106	$910,880	$(446,674)	$9,303	$473,615	118,518	$119	$1,043,691	$(292,178)	$35,067	$786,699
Stock-based compensation	—	—	14,652	—	—	14,652	—	—	19,035	—	—	19,035
Stock options exercised and awards vested	380	1	223	—	—	224	443	—	266	—	—	266
Stock withheld to cover employee taxes	(131)	—	(3,541)	—	—	(3,541)	(27)	—	(706)	—	—	(706)
Repurchases and retirements of common stock	(1,906)	(2)	(16,558)	(33,872)	—	(50,432)	(4,688)	(5)	(42,059)	(87,739)	—	(129,803)
Dividends	—	—	(16,258)	—	—	(16,258)	—	—	(16,491)	—	—	(16,491)
Cumulative translation adjustments	—	—	—	—	(315)	(315)	—	—	—	—	(288)	(288)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(4,575)	(4,575)	—	—	—	—	(19,401)	(19,401)
Net income	—	—	—	37,127	—	37,127	—	—	—	24,446	—	24,446
Balances at end of period	104,736	$105	$889,398	$(443,419)	$4,413	$450,497	114,246	$114	$1,003,736	$(355,471)	$15,378	$663,757

	Nine Months Ended September 30, 2025						Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount					Shares	Amount
Balances at beginning of period	110,357	$110	$964,348	$(406,092)	$18,271	$576,637	122,776	$123	$1,089,466	$(235,397)	$33,907	$888,099
Stock-based compensation	—	—	48,250	—	—	48,250	—	—	54,561	—	—	54,561
Stock options exercised and awards vested	1,800	2	1,064	—	—	1,066	1,495	1	2,871	—	—	2,872
Stock withheld to cover employee taxes	(588)	—	(17,100)	—	—	(17,100)	(175)	—	(5,130)	—	—	(5,130)
Repurchases and retirements of common stock	(6,833)	(7)	(59,664)	(126,834)	—	(186,505)	(9,850)	(10)	(88,085)	(196,509)	—	(284,604)
Dividends	—	—	(47,500)	—	—	(47,500)	—	—	(49,947)	—	—	(49,947)
Cumulative translation adjustments	—	—	—	—	2,933	2,933	—	—	—	—	(1,011)	(1,011)
Unrealized loss on cash flow hedges, net of tax	—	—	—	—	(16,791)	(16,791)	—	—	—	—	(17,518)	(17,518)
Net income	—	—	—	89,507	—	89,507	—	—	—	76,435	—	76,435
Balances at end of period	104,736	$105	$889,398	$(443,419)	$4,413	$450,497	114,246	$114	$1,003,736	$(355,471)	$15,378	$663,757

See notes to unaudited condensed consolidated financial statements.

Iridium Communications Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$89,507	$76,435
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	15,782	14,676
Depreciation and amortization	157,479	151,680
Stock-based compensation (net of amounts capitalized)	43,992	51,026
Amortization of deferred financing fees	2,080	1,826
(Gain) loss on equity method investments	2,242	(15,664)
All other items, net	616	688
Changes in operating assets and liabilities:
Accounts receivable	4,813	(3,724)
Inventory	5,342	8,758
Prepaid expenses and other current assets	2,940	115
Other assets	5,172	11,036
Accounts payable	(6,038)	(26,760)
Accrued expenses and other current liabilities	(14,035)	(2,344)
Deferred revenue	(14,345)	3,697
Other long-term liabilities	(4,069)	(279)
Net cash provided by operating activities	291,478	271,166

Cash flows from investing activities:
Capital expenditures	(66,791)	(45,622)
Acquisition of Satelles, Inc., net of cash acquired	—	(110,713)
Net cash used in investing activities	(66,791)	(156,335)

Cash flows from financing activities:
Borrowings under the Term Loan	—	419,783
Payments on the Term Loan	(33,024)	(109,629)
Borrowings under the Revolving Credit Facility	50,000	50,000
Payments on the Revolving Credit Facility	—	(50,000)
Repurchases of common stock	(186,505)	(284,603)
Payment of deferred financing fees	—	(345)
Proceeds from exercise of stock options	1,066	2,872
Tax payment upon settlement of stock awards	(17,100)	(5,130)
Payment of common stock dividends	(46,865)	(49,103)
Net cash used in financing activities	(232,428)	(26,155)

Effect of exchange rate changes on cash and cash equivalents, and restricted cash	2,748	(958)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(4,993)	87,718
Cash, cash equivalents, and restricted cash, beginning of period	93,526	71,870
Cash, cash equivalents, and restricted cash, end of period	$88,533	$159,588

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$68,199	$73,354
Income taxes paid, net	$5,479	$3,566

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment received but not paid	$9,118	$7,919
Dividends accrued on common stock	$3,170	$2,175
Capitalized stock-based compensation	$4,258	$3,536

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
The fair value estimates are based upon certain market assumptions and information available to the Company. The carrying values of the following financial instruments approximated their fair values as of September 30, 2025 and December 31, 2024: (1) cash and cash equivalents, (2) prepaid expenses and other current assets, (3) accounts receivable, (4) accounts payable, and (5) accrued expenses and other current liabilities. Fair values approximate their carrying values because of their short-term nature. The Level 2 cash equivalents include money market funds, commercial paper and short-term U.S. agency securities. The Company also classifies its derivative financial instruments as Level 2. In determining fair value of Level 2 assets, the Company uses a market approach utilizing valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. The Company did not hold any Level 3 assets as of September 30, 2025 or December 31, 2024.

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
The following table summarizes the Company’s inventory balances:

	September 30, 2025	December 31, 2024
	(In thousands)
Finished goods	$53,354	$52,496
Raw materials	23,701	29,605
Inventory valuation reserve	(868)	(818)
Total	$76,187	$81,283
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

Other Intangible Assets
The Company’s other intangible assets that have finite lives (customer relationships, patents and other intellectual property) are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any such indicators are present, the Company tests for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset.
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
3. Cash and Cash Equivalents
The following table presents the Company’s cash and cash equivalents:

	September 30, 2025	December 31, 2024	Recurring Fair Value Measurement
	(In thousands)
Cash and cash equivalents:
Cash	$28,132	$16,913
Money market funds	60,401	76,613	Level 2
Total cash and cash equivalents	$88,533	$93,526
4. Intangible Assets and Goodwill

Intangible Assets

The following tables present identifiable intangible assets:

	September 30, 2025
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,745)	4,694
Patents	14 - 20 years	587	(239)	348
Customer relationships	12 years	57,000	(9,352)	47,648
Total		74,026	(21,336)	52,690
Total intangible assets		$109,251	$(21,336)	$87,915

	December 31, 2024
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Indefinite life intangible assets:
Trade names	Indefinite	$21,195	$—	$21,195
Spectrum and licenses	Indefinite	14,030	—	14,030
Total		35,225	—	35,225
Definite life intangible assets:
Intellectual property	20 years	16,439	(11,420)	5,019
Patents	14 - 20 years	587	(209)	378
Customer relationships	12 years	57,000	(6,745)	50,255
Total		74,026	(18,374)	55,652
Total intangible assets		$109,251	$(18,374)	$90,877

Amortization expense was $1.0 million and $2.4 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $3.0 million and $4.9 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Goodwill

As of September 30, 2025 and December 31, 2024, the Company’s goodwill balance was $98.9 million and $98.2 million, respectively. The goodwill balance was a result of the acquisition of Satelles, Inc.
5. Debt
Term Loan and Revolving Facility
Pursuant to a credit agreement (as amended to date, the “Credit Agreement”), the Company previously entered into a term loan totaling $1,500.0 million (as so amended and restated, the “Term Loan”), issued at a price equal to 99.75% of its face value, and an accompanying $100.0 million revolving loan (the “Revolving Facility”). The maturity dates of the Term Loan and Revolving Facility are in September 2030 and September 2028, respectively. During the year ended December 31, 2024, the Company borrowed an additional $325.0 million under its Term Loan, comprised of $125.0 million on March 25, 2024, issued at a price equal to 99.875% of its face value, and $200.0 million on July 30, 2024, issued at 99.0% of its face value. The additional amounts borrowed are fungible with the original $1,500.0 million and have the same maturity date, interest rate and other terms.
The proceeds from the March 2024 Term Loan were used for the acquisition of Satelles, Inc. on April 1, 2024. In April 2024, the Company drew down $50.0 million on its Revolving Facility for general corporate purposes, including the funding of repurchases of its common stock. This amount was repaid with the expansion of the Term Loan in July 2024, and there were no amounts outstanding under the Revolving Facility as of December 31, 2024. The remaining proceeds from the July 2024 Term Loan were used for general corporate purposes, including repurchases of common stock. In March and April 2025, the Company drew down $20.0 million and $30.0 million on its Revolving Facility, respectively, for general corporate purposes, all of which remained outstanding as of September 30, 2025.
The Term Loan has been repriced on multiple occasions, most recently in June 2024, and currently bears interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%, with a 0.75% SOFR floor. The Company typically selects a one-month interest period, with the result that interest is calculated using one-month SOFR. Interest is paid monthly on the last business day of the month. Principal payments, payable quarterly, are equal to approximately $18.3 million per annum (one percent of the full principal amount of the Term Loan following the additional Term Loan amounts borrowed in 2024), with the remaining principal due upon maturity. As noted below, no quarterly principal payment was made for the quarter ended September 30, 2025 as a result of the excess cash flow payment made in May 2025.
The Revolving Facility matures in September 2028 and bears interest at an annual rate of SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, and a commitment fee of 0.5% per year on the undrawn amount, which is reduced to 0.375% if the Company has a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1.
As of September 30, 2025 and December 31, 2024, the Company reported an aggregate of $1,774.7 million and $1,807.7 million in borrowings under the Term Loan, respectively. These amounts do not include $14.9 million and $16.9 million of net unamortized deferred financing costs as of September 30, 2025 and December 31, 2024, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024 amounted to $1,759.8 million and $1,790.9 million, respectively. As of September 30, 2025 and December 31, 2024, based upon recent trading prices (Level 2 - market approach), the fair value of the Company’s borrowings under the Term Loan was $1,683.8 million and $1,802.1 million, respectively.
The Credit Agreement restricts the Company’s ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of the Company’s excess cash flow (as defined in the Credit Agreement) in the event the Company’s net leverage ratio rises above 3.5 to 1. The Company’s mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.5 million as of December 31, 2024. This amount was paid in May 2025. As a result, no quarterly principal payment was required for the quarter ended September 30, 2025, and no quarterly principal payment will be required for the remainder of 2025 or the first three quarters of 2026. The Credit Agreement permits repayment, prepayment and repricing transactions.
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, the Credit Agreement requires the Company to maintain a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn, or subject to letter of credit exposure. As of September 30, 2025, the aggregate exposure under the Revolving Facility was above 35% and the Company was in compliance with all covenants. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Total interest incurred	$24,955	$27,797	$73,954	$77,101
Amortization of deferred financing fees	$739	$657	$2,175	$1,918
Capitalized interest	$1,108	$1,272	$3,174	$3,460
At each of September 30, 2025 and December 31, 2024, accrued interest on the Term Loan was $0.3 million.
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
Interest Rate Cap
In July 2021, the Company entered into an interest rate cap contract (the “Cap”), which had an effective date of December 2021. The Cap manages the Company’s exposure to interest rate movements on a portion of the Term Loan through November 2026. The Cap, as modified to date, currently provides the Company with the right to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The Company pays a fixed monthly premium based on an annual rate of 0.31% for the Cap. The Cap carried a notional amount of $1.0 billion as of September 30, 2025 and December 31, 2024.
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

Fair Value of Derivative Instruments
As of September 30, 2025 and December 31, 2024, the Company had an asset balance of $23.1 million and $47.3 million, respectively, for the fair value of the Cap and a liability balance of $3.4 million and $5.6 million, respectively, for the fair value of the Cap premium. Both the Cap and the Cap premium are recorded net within other assets on the condensed consolidated balance sheet.
During each of the three months ended September 30, 2025 and 2024, the Company incurred $0.8 million in interest expense for the Cap premium, and during each of the nine months ended September 30, 2025 and 2024, the Company incurred $2.5 million in interest expense for the Cap premium. Interest expense was reduced by $7.4 million and $9.8 million for the three months ended September 30, 2025 and 2024, respectively, and $21.9 million and $29.5 million for the nine months ended September 30, 2025 and 2024, respectively, for payments received related to the Cap.
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
The following table presents the amount of unrealized gain or loss and related tax impact associated with the derivative instruments that the Company recorded in its condensed consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Unrealized loss, net of tax	$(4,575)	$(19,401)	$(16,791)	$(17,518)
Tax benefit	$1,377	$5,957	$5,061	$5,094
7. Equity Transactions
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.0001 per share. The Company previously issued 1.5 million shares of preferred stock, all of which have converted to common stock. The remaining 0.5 million authorized shares of preferred stock remained undesignated and unissued as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, there were no outstanding shares of preferred stock, as all previously designated and issued preferred stock was converted into common stock in prior periods.
Dividends
Stockholders are entitled to receive, when and if declared by the Company’s Board of Directors from time to time, dividends and other distributions in cash, stock or property from the Company’s assets or funds legally and contractually available for such purposes. The Company paid dividends of $0.14 per share of common stock for each of the three months ended March 31 and June 30, 2025, and a dividend of $0.15 per share of common stock for the three months ended September 30, 2025, resulting in total payments to stockholders of $46.9 million for the nine months ended September 30, 2025. Dividend payments for the nine months ended September 30, 2024 totaled $49.1 million. The Company’s liability related to dividends on common shares underlying unvested restricted stock units (“RSUs”) was $3.2 million and $2.5 million as of September 30, 2025 and December 31, 2024, respectively.
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
During the three and nine months ended September 30, 2025, the Company repurchased and subsequently retired 1.9 million and 6.8 million shares of its common stock, respectively, for a total purchase price of $50.0 million and $185.0 million, respectively. During the three and nine months ended September 30, 2024, the Company repurchased and subsequently retired 4.7 million and 9.8 million shares of its common stock, respectively, for a total purchase price of $129.0 million and $282.3 million, respectively. During the three and nine months ended September 30, 2025, the Company incurred $0.4 million and $1.5 million, respectively, of related taxes, which are not included in the total purchase price. Similarly, during the three and nine months ended September 30, 2024, the Company incurred $1.2 million and $2.7 million, respectively, of related taxes, which are not included in the total purchase price. In addition, in September 2024, the Company purchased 21,000 shares for $0.7 million, which were settled and retired in October 2024.
As of September 30, 2025, $245.3 million remained available and authorized for repurchase under this program.
8. Revenue
The following table summarizes the Company’s services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Commercial services revenue:
Voice and data	$59,930	$57,693	$172,682	$169,125
IoT data	46,707	43,695	135,303	124,759
Broadband	12,970	15,549	38,570	42,719
Hosted payload and other data	18,726	16,372	48,140	44,750
Total commercial services revenue	138,333	133,309	394,695	381,353
Government services revenue	26,910	26,546	80,410	79,546
Total services revenue	$165,243	$159,855	$475,105	$460,899
The following table summarizes the Company’s engineering and support services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Commercial	$1,852	$1,731	$5,893	$4,404
Government	38,333	29,016	113,638	82,569
Total engineering and support services revenue	$40,185	$30,747	$119,531	$86,973
Approximately 37% and 51% of the Company’s accounts receivable balance at September 30, 2025 and December 31, 2024, respectively, were due from prime contracts or subcontracts with agencies of the U.S. government.
The Company’s contracts with customers generally do not contain performance obligations with terms in excess of one year. As such, the Company does not disclose details related to the value of performance obligations that are unsatisfied as of the end of the reporting period. The total value of any performance obligations that extend beyond one year is immaterial to the financial statements.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities) on the condensed consolidated balance sheets. The Company bills amounts under its agreed-upon contractual terms at periodic intervals (for services), upon shipment (for equipment), or upon achievement of contractual milestones or as work progresses (for engineering and support services). Billing may occur subsequent to revenue recognition, resulting in unbilled accounts receivable (contract assets). The Company may also receive payments from customers before revenue is recognized, resulting in deferred revenue (contract liabilities). The Company recognized revenue that was previously recorded as deferred revenue in the amounts of $15.4 million and $12.0 million for the three months ended September 30, 2025 and 2024, respectively, and $45.5 million and $26.4 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company has also recorded costs of obtaining contracts expected to be recovered in prepaid expenses and other current assets (contract assets or commissions), that are not separately disclosed on the condensed consolidated balance sheets. The commissions are recognized over the estimated usage period. The following table presents contract assets not separately disclosed:

	September 30, 2025	December 31, 2024
	(In thousands)
Contract Assets:
Commissions	$1,323	$1,058
Other contract costs	$1,669	$1,798
9. Leases
Operating leases in which the Company is a lessor consist primarily of hosting agreements with Aireon LLC (“Aireon”) (see Note 12) and L3Harris Technologies, Inc. (“L3Harris”) for space on the Company’s satellites. These agreements provide for a fee that will be recognized over the estimated useful lives of the satellites, currently estimated to be approximately 17.5 years from their respective in-service dates. Lease income related to these agreements was $3.1 million for each of the three months ended September 30, 2025 and 2024, and $9.3 million for each of the nine months ended September 30, 2025 and 2024. Lease income is recorded as hosted payload and other data service revenue within service revenue on the Company’s condensed consolidated statements of operations and comprehensive income.
Aireon has made payments to the Company pursuant to its hosting agreement (the “Aireon Hosting Agreement”), and the Company expects Aireon will continue to do so. L3Harris has prepaid all amounts owed to the Company pursuant to its hosting arrangement. The following table presents future income with respect to the Company’s operating leases in which it is the lessor existing at September 30, 2025, exclusive of the $9.3 million recognized during the nine months ended September 30, 2025, by year and in the aggregate:

Year Ending December 31,	Amount
(In thousands)
2025	$3,098
2026	12,391
2027	12,391
2028	12,391
2029	12,391
Thereafter	70,084
Total lease income	$122,746
10. Stock-Based Compensation
In May 2025, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan (as so amended and restated, the “Amended 2015 Plan”). As of September 30, 2025, the remaining aggregate number of shares available for future grants under the Amended 2015 Plan was 9,357,497. The Amended 2015 Plan provides for the grant of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, RSUs, stock appreciation rights and other equity securities to employees, consultants and non-employee directors of the Company and its affiliated entities. The number of shares of common stock available for issuance under the Amended 2015 Plan is reduced by (i) one share for each share of common stock issued pursuant to an appreciation award, such as a stock option or stock appreciation right with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, and (ii) 1.8 shares for each share of common stock issued pursuant to any stock award that is not an appreciation award, also known as a “full value award.” The Amended 2015 Plan allows the Company to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of its employees, directors and consultants, and to provide long-term incentives that align the interests of its employees, directors and consultants with the interests of the Company’s stockholders. The Company accounts for stock-based compensation at fair value.
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
RSU Summary
The following tables summarize the Company’s RSU activity:

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2024	3,870	$32.56
Granted	2,163	30.89
Forfeited	(188)	37.20
Released	(1,690)	35.09
Outstanding at September 30, 2025	4,155	$30.45
Vested and unreleased at September 30, 2025 (1)	560

	Shares Underlying RSUs	Weighted- Average Grant Date Fair Value Per RSU
	(In thousands)
Outstanding at December 31, 2023	2,795	$40.24
Granted	2,497	30.07
Forfeited	(83)	38.24
Released	(1,197)	43.69
Outstanding at September 30, 2024	4,012	$32.92
Vested and unreleased at September 30, 2024 (1)	525
(1)     These RSUs were granted to the Company’s Board of Directors as a part of their compensation for board and committee service and had vested but had not yet settled, meaning that the underlying shares of common stock had not been issued and released.
Service-Based RSUs
The majority of the annual compensation the Company provides to non-employee members of its Board of Directors is paid in the form of RSUs. Some members of the Company’s Board of Directors may elect to receive the remainder of their annual compensation, or a portion thereof, in the form of RSUs. An aggregate amount of approximately 81,000 and 57,000 service-based RSUs were granted to the non-employee members of the Company’s Board of Directors as a result of these payments and elections during the nine months ended September 30, 2025 and 2024, respectively, with an estimated grant date fair value of $2.4 million and $1.9 million, respectively.
During the nine months ended September 30, 2025 and 2024, the Company granted approximately 1,272,000 and 1,579,000 service-based RSUs, respectively, to its employees, with an estimated aggregate grant date fair value of $38.9 million and $46.5 million, respectively.
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
Additionally, in March 2025 and 2024, the Company granted approximately 269,000 and 303,000 long-term, performance-based RSUs, respectively, to the Company’s executives (the “Executive RSUs”), with an estimated aggregate grant date fair value of $8.5 million and $9.0 million, respectively. Vesting of the Executive RSUs is dependent upon the Company’s achievement of defined performance goals over a two-year period. The vesting of the Executive RSUs granted in each of March 2025 and 2024 will range from 0% to 200% of the number of shares underlying the Executive RSUs granted, in each case based on the level of achievement of the performance goals. If the Company achieves the performance goals, 50% of the number of Executive RSUs earned based on performance will vest on the second anniversary of the grant date, and the remaining 50% will vest on the third anniversary of the grant date, in each case subject to the executive’s continued service as of the vesting date, which may be accelerated based on the retirement eligibility of the grantees. During March 2025, approximately 23,000 shares underlying Executive RSUs granted in March 2023 were forfeited as a result of performance targets not being fully achieved for the performance period ended December 31, 2024. During March 2024, the Company awarded approximately 83,000 additional shares related to Executive RSUs granted in March 2022 as a result of over-achievement of performance targets for the performance period ended December 31, 2023.
11. Income Taxes
Income before income taxes and loss on equity method investments was $47.9 million and $111.4 million for the three and nine months ended September 30, 2025, respectively, while the income tax expense was $10.0 million and $19.6 million, respectively. The effective tax rate was 20.9% and 17.6% for the three and nine months ended September 30, 2025, respectively, which differed from the federal statutory rate of 21%, primarily due to a tax benefit from the deduction for foreign derived intangible income and U.S. tax credits, partially offset by discrete tax expense associated with stock compensation and nondeductible executive compensation.

Income before income taxes and loss on equity method investments was $30.9 million and $79.3 million for the three and nine months ended September 30, 2024, respectively, while the income tax expense was $6.0 million and $18.5 million, respectively. The effective tax rate was 19.4% and 23.3% for the three and nine months ended September 30, 2024, respectively, which differed from the federal statutory rate of 21%, primarily due to the discrete tax expense associated with stock compensation and nondeductible executive compensation, which was partially offset by the deduction for foreign derived intangible income.
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
In June 2022, the Company entered into a subscription agreement with Aireon Holdings and invested $50.0 million in exchange for an approximately 6% preferred membership interest. The Company’s investment in Aireon Holdings is accounted for as an equity method investment. The carrying value of the Company’s investment in Aireon was $39.1 million and $41.5 million as of September 30, 2025 and December 31, 2024, respectively. The investments by the Company prior to June 2022 had previously been written down to a carrying value of zero.
At each of September 30, 2025 and December 31, 2024, the Company’s fully diluted ownership stake in Aireon Holdings was approximately 39.5%, which is subject to partial future redemption under provisions contained in the Aireon Holdings LLC Agreement.
Under the agreements with Aireon, Aireon will pay the Company fees of $200.0 million to host the ADS-B receivers, of which $118.5 million had been paid as of September 30, 2025. These fees are recognized over the estimated useful life of the satellites, which is expected to result in revenue of approximately $9.3 million per year. The Company recognized $2.3 million and $6.9 million of hosting fee revenue under the Aireon Hosting Agreement for each of the three and nine months ended September 30, 2025 and 2024, respectively.

Additionally, Aireon pays power and data services fees of approximately $23.5 million per year, in the aggregate for the delivery of air traffic surveillance data over the Iridium® system. The Company recorded $5.9 million of power and data service fee revenue from Aireon for each of the three months ended September 30, 2025 and 2024, and $17.6 million for each of the nine months ended September 30, 2025 and 2024. Receivables due from Aireon for power and data services totaled $2.0 million as of each of September 30, 2025 and December 31, 2024.
Under two services agreements, the Company also provides Aireon with administrative services and support services, the fees for which are paid monthly. Aireon receivables due to the Company under these two agreements totaled $0.5 million and $1.7 million at each of September 30, 2025 and December 31, 2024.
The Company and the other Aireon investors have agreed to participate pro rata, based on their fully diluted ownership stakes, in funding an investor bridge loan to Aireon. The Company’s maximum funding commitment for the bridge loan is $11.9 million. No bridge loan amounts were outstanding as of September 30, 2025 or December 31, 2024.
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
The following table summarizes the computations of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Numerator:
Net income - basic and diluted	$37,127	$24,446	89,507	76,435

Denominator:
Weighted average common shares — basic	106,095	117,449	108,160	120,390
Dilutive effect of stock options	77	181	95	240
Dilutive effect of RSUs	304	481	591	631
Weighted average common shares — diluted	106,476	118,111	108,846	121,261

Net income per share - basic	$0.35	$0.21	$0.83	$0.63
Net income per share - diluted	$0.35	$0.21	$0.82	$0.63

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 13, 2025 with the Securities and Exchange Commission, or the SEC, as well as our condensed consolidated financial statements included in this Form 10-Q.
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such forward-looking statements include those that express plans, anticipation, intent, contingencies, strategies, goals, targets or future developments, market trends, expected competition or otherwise are not statements of historical fact. Without limiting the foregoing, the words “believe,” “anticipate,” “plan,” “expect,” “intend” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and projections about future events, and they are subject to risks and uncertainties, known and unknown, that could cause actual results and developments to differ materially from those expressed or implied in such statements. The important factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 13, 2025, as updated and supplemented by this Form 10-Q, could cause actual results to differ materially from those indicated by forward-looking statements made herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We provide voice and data communications services to businesses, U.S. and foreign governments, non-governmental organizations and consumers via our satellite network, which has an architecture of 66 operational satellites with in-orbit spares and related ground infrastructure. We utilize an interlinked mesh architecture to route traffic across the satellite constellation using radio frequency crosslinks between satellites. This unique architecture minimizes the need for ground facilities to support the constellation, which facilitates the global reach of our services and allows us to offer services in countries and regions where we have no physical presence.
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
We sell our products and services to commercial end-users through a wholesale distribution network, encompassing approximately 120 service providers, 310 value-added resellers (VARs), and 85 value-added manufacturers (VAMs), which either sell directly to the end user or indirectly through other service providers, VARs or dealers. These distributors often integrate our products and services with other complementary hardware and software and have developed a broad suite of applications using our products and services targeting specific lines of business.
At September 30, 2025, we had approximately 2,542,000 billable subscribers worldwide, an increase of 60,000, or 2%, from approximately 2,482,000 billable subscribers as of September 30, 2024. We have a diverse customer base, with end users in land mobile, Internet of Things, or IoT, maritime, aviation and government.
Recent Developments
As a result of expected increased competition, including from Space Exploration Technologies Corp.’s (“SpaceX”) recently announced plans to develop a global direct-to-device satellite system enabled by its pending acquisition of 50MHz of S-band spectrum rights and licenses from EchoStar Corporation, we intend to build on our existing market strengths, with increased focus on areas of our business in which we can deliver specialized, differentiated services that are not easily duplicated. In addition to these specialized services, we will also evaluate potential acquisitions, including to expand or augment our service offerings to support new revenue streams that would not compete directly with new direct-to-device services.

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
•increased competition or potential competition from other satellite service providers, including SpaceX following its recently announced plans to acquire a significant amount of spectrum enabling global direct-to-device services, and, to a lesser extent, from the expansion of terrestrial-based cellular phone systems and related pricing pressures;
•market acceptance of our products;
•regulatory requirements in existing and new geographic markets;
•challenges associated with global operations, including as a result of conflicts in or affecting markets in which we operate;
•rapid and significant technological changes in the telecommunications industry, including announced plans for global, satellite direct-to-device broadband services;
•our ability to generate sufficient internal cash flows to repay our debt;
•reliance on our wholesale distribution network to market and sell our products, services and applications effectively;
•reliance on a global supply chain, including single-source suppliers for the manufacture of most of our subscriber equipment and for some of the components required in the manufacture of our end-user subscriber equipment and our ability to purchase component parts that are periodically subject to shortages resulting from surges in demand, natural disasters or other events, including global pandemics and the imposition of tariffs; and
•reliance on a few significant customers, particularly agencies of the U.S. government, for a substantial portion of our revenue, as a result of which the loss or decline in business with any of these customers may negatively impact our revenue and collectability of related accounts receivable, including as a result of an extended government shutdown or the use of continuing resolutions.

Comparison of Our Results of Operations for the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,				Change
	2025	% of Total Revenue	2024	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$165,243	73%	$159,855	75%	$5,388	3%
Subscriber equipment	21,507	9%	22,169	10%	(662)	(3)%
Engineering and support services	40,185	18%	30,747	15%	9,438	31%
Total revenue	226,935	100%	212,771	100%	14,164	7%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	50,762	22%	43,848	21%	6,914	16%
Cost of subscriber equipment	12,661	6%	12,769	6%	(108)	(1)%
Research and development	4,944	2%	6,189	3%	(1,245)	(20)%
Selling, general and administrative	35,508	16%	43,953	21%	(8,445)	(19)%
Depreciation and amortization	52,975	23%	51,160	23%	1,815	4%
Total operating expenses	156,850	69%	157,919	74%	(1,069)	(1)%
Operating income	70,085	31%	54,852	26%	15,233	28%

Other expense:
Interest expense, net	(22,593)	(10)%	(24,246)	(11)%	1,653	(7)%
Other income, net	372	—%	312	—%	60	19%
Total other expense, net	(22,221)	(10)%	(23,934)	(11)%	1,713	(7)%
Income before income taxes and loss on equity method investments	47,864	21%	30,918	15%	16,946	55%
Income tax expense	(10,003)	(4)%	(6,005)	(3)%	(3,998)	67%
Loss on equity method investments	(734)	—%	(467)	—%	(267)	57%
Net income	$37,127	17%	$24,446	12%	$12,681	52%

Revenue
Commercial Service Revenue

	Three Months Ended September 30,
	2025			2024			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$59.9	411	$48	$57.7	422	$46	$2.2	(11)	$2
IoT data	46.7	1,991	7.95	43.7	1,902	7.79	3.0	89	0.16
Broadband (3)	13.0	16.3	265	15.5	16.7	309	(2.5)	(0.4)	(44)
Hosted payload and other data	18.7	N/A		16.4	N/A		2.3	N/A
Total commercial services	$138.3	2,418		$133.3	2,341		$5.0	77
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
For the three months ended September 30, 2025, total commercial services revenue increased $5.0 million, or 4%, from the prior year period primarily as a result of increases in IoT data, voice and data and hosted payload and other data services. Commercial IoT revenue increased $3.0 million, or 7%, for the three months ended September 30, 2025, compared to the same period of the prior year, driven by a 5% increase in billable subscribers and an increase in a contract with a large customer that was executed in the first quarter of 2024. Hosted payload and other data service revenue increased $2.3 million, or 14%, compared to the prior year period, primarily due to increases in PNT revenue. Commercial voice and data revenue increased $2.2 million, or 4%, for the three months ended September 30, 2025, compared to the same period of the prior year, primarily due to increased ARPU from price increases implemented during the quarter. Voice and data revenue growth is expected to continue through the remainder of 2025 as a result of the implementation of previously announced price actions. The increases in commercial services were partially offset by a decrease in commercial broadband revenue of $2.5 million, or 17%, for the three months ended September 30, 2025, compared to the prior year period. The prior year period includes non-recurring revenue recognition of $1.4 million, representing 9% of the year-over-year revenue decline. ARPU was $265 in the third quarter of 2025, as compared to $309 in the prior year period, primarily as a result of the non-recurring revenue recognized in the prior year period, as well as the increased prevalence of usage of our service as a companion service in the current year period. We expect the shift to companion services to continue at the historical pace through at least the remainder of 2025.
Government Service Revenue

	Three Months Ended September 30,
	2025		2024		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$26.9	124	$26.5	141	$0.4	(17)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to U.S. government and other authorized customers pursuant to our Enhanced Mobile Satellite Services (EMSS) contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the three months ended September 30, 2025, revenue increased slightly, reflecting the annual rate increases in the EMSS contract from $106.0 million to $107.0 million on September 15, 2024 and from $107.0 million to $110.5 million on September 15, 2025.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased by $0.7 million, or 3%, for the three months ended September 30, 2025, compared to the prior year period, primarily as a result of a decrease in volume of handset sales, offset in part by an increase in volume of Short Burst Data® device sales.
Engineering and Support Service Revenue

	Three Months Ended September 30,
	2025	2024	Change
	(In millions)
Commercial engineering and support services	$1.9	$1.7	$0.2
Government engineering and support services	38.3	29.0	9.3
Total engineering and support services	$40.2	$30.7	$9.5
Engineering and support service revenue increased by $9.5 million, or 31%, for the three months ended September 30, 2025, compared to the prior year period, primarily due to increased work under certain government contracts, predominantly the contract with the Space Development Agency, or the SDA.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) includes the cost of network engineering and operations staff, including contractors, software maintenance, product support services and cost of services for government and commercial engineering and support service revenue.
Cost of services (exclusive of depreciation and amortization) increased by $6.9 million, or 16%, for the three months ended September 30, 2025 from the prior year period, primarily as a result of the increase in work under certain government projects, including the SDA contract, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment includes the direct costs of equipment sold, which consist of manufacturing costs, allocation of overhead, and warranty costs.
Cost of subscriber equipment decreased by $0.1 million, or 1%, for the three months ended September 30, 2025, compared to the prior year period, primarily due to the net decrease in volume of device sales, as noted above.
Research and Development
Research and development expenses decreased by $1.2 million, or 20%, for the three months ended September 30, 2025, compared to the prior year period based on decreased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses that are not directly attributable to the sale of services or products include sales and marketing costs, as well as employee-related expenses (such as salaries, wages, and benefits), legal, finance, information technology, facilities, billing and customer care expenses.
Selling, general and administrative expenses decreased by $8.4 million, or 19%, for the three months ended September 30, 2025, compared to the prior year period, primarily due to decreases in equity compensation costs and a decrease professional fees, including stock appreciation rights in the current year resulting from a decrease in our stock valuation between the years.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.8 million, or 4%, for the quarter ended September 30, 2025, compared to the prior year period, due to increased depreciation resulting from on-orbit spares launched in the second quarter of 2023 being subsequently placed into service and beginning to be depreciated.
Other Income (Expense), net
Interest Expense, Net
Interest expense, net decreased $1.7 million, or 7%, for the three months ended September 30, 2025, compared to the prior year quarter primarily reflecting the fees paid in the prior year that were incurred in connection with our increased Term Loan in the third quarter of 2024 that did not recur in 2025.

Other Expense, net
Other expense, net, was $0.4 million for the three months ended September 30, 2025, compared to $0.3 million for the prior year period, primarily as the result of changes in foreign currency exchange rates.
Income Tax Expense
For the three months ended September 30, 2025, our income tax expense was $10.0 million, compared to $6.0 million for the prior year period. The increase in income tax expense is primarily related to increased pre-tax book income in 2025 compared to 2024 and increased tax expense associated with stock compensation and nondeductible executive compensation.
Loss on Equity Method Investments
For the three months ended September 30, 2025, our loss on equity method investments was $0.7 million compared to a loss of $0.5 million in the prior year period.
Net Income
Net income was $37.1 million for the three months ended September 30, 2025, compared to $24.4 million for the prior year period. The $12.7 million improvement in net income was primarily the result of the increases in engineering and support services revenue and commercial services revenue and decreasing operating expenses, as described above.
Comparison of Our Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,				Change
	2025	% of Total Revenue	2024	% of Total Revenue
($ in thousands)					Dollars	Percent
Revenue:
Services	$475,105	72%	$460,899	75%	$14,206	3%
Subscriber equipment	64,083	10%	69,819	11%	(5,736)	(8)%
Engineering and support services	119,531	18%	86,973	14%	32,558	37%
Total revenue	658,719	100%	617,691	100%	41,028	7%

Operating expenses:
Cost of services (exclusive of depreciation
and amortization)	153,152	23%	129,761	21%	23,391	18%
Cost of subscriber equipment	36,830	6%	40,595	7%	(3,765)	(9)%
Research and development	14,640	2%	19,899	3%	(5,259)	(26)%
Selling, general and administrative	115,887	18%	127,487	21%	(11,600)	(9)%
Depreciation and amortization	157,479	24%	151,680	24%	5,799	4%
Total operating expenses	477,988	73%	469,422	76%	8,566	2%
Operating income	180,731	27%	148,269	24%	32,462	22%

Other expense:
Interest expense, net	(67,169)	(10)%	(68,706)	(11)%	1,537	(2)%
Other expense, net	(2,184)	—%	(291)	—%	(1,893)	651%
Total other expense, net	(69,353)	(10)%	(68,997)	(11)%	(356)	1%
Income before income taxes and gain (loss) on equity method investments	111,378	17%	79,272	13%	32,106	41%
Income tax expense	(19,629)	(3)%	(18,501)	(3)%	(1,128)	6%
Gain (loss) on equity method investments	(2,242)	—%	15,664	3%	(17,906)	(114)%
Net income	$89,507	14%	$76,435	13%	$13,072	17%

Revenue
Commercial Service Revenue

	Nine Months Ended September 30,
	2025			2024			Change
	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers (1)	ARPU (2)	Revenue	Billable Subscribers	ARPU
	(Revenue in millions and subscribers in thousands)
Commercial services:
Voice and data	$172.7	411	$46	$169.1	422	$45	$3.6	(11)	$1
IoT data	135.3	1,991	7.75	124.8	1,902	7.68	10.5	89	0.07
Broadband (3)	38.6	16.3	261	42.7	16.7	284	(4.1)	(0.4)	(23)
Hosted payload and other data	48.1	N/A		44.8	N/A		3.3	N/A
Total commercial services	$394.7	2,418		$381.4	2,341		$13.3	77
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
For the nine months ended September 30, 2025, total commercial services revenue increased $13.3 million, or 3%, from the prior year period primarily driven by increases in IoT data, voice and data and hosted payload and other data services revenue. Commercial IoT revenue increased $10.5 million, or 8%, for the nine months ended September 30, 2025, compared to the prior year period, driven by a 5% increase in IoT billable subscribers and an increase in a contract with a large customer that was executed in the first quarter of 2024. Commercial voice and data revenue increased $3.6 million, or 2%, from the prior year period, primarily due to increased ARPU from price increases implemented during the year. Voice and data revenue growth is expected to continue through the remainder of 2025 as a result of the implementation of the previously announced price actions. Hosted payload and other data service revenue increased $3.3 million, or 7%, compared to the prior year period, primarily due to increases in PNT revenue, partially offset by other data service contracts. Commercial broadband revenue decreased $4.1 million, or 10%, for the nine months ended September 30, 2025, compared to the prior year period, primarily due to a decrease in ARPU reflecting the increased prevalence of usage of our service as a companion service in the current year period and non-recurring revenue recognition of $1.4 million in the prior year period. We expect the shift to companion services to continue at the historical pace through at least the remainder of 2025.
Government Service Revenue

	Nine Months Ended September 30,
	2025		2024		Change
	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers (1)	Revenue	Billable Subscribers
	(Revenue in millions and subscribers in thousands)
Government services	$80.4	124	$79.5	141	$0.9	(17)
(1)Billable subscriber numbers shown are at the end of the respective period.
We provide airtime and airtime support to the U.S. government and other authorized customers pursuant to our EMSS contract. Under the terms of this agreement, which we entered into in September 2019, authorized customers utilize specified Iridium airtime services provided through the U.S. government’s dedicated gateway. The fee is not based on subscribers or usage, allowing an unlimited number of users access to these services. For the nine months ended September 30, 2025, revenue increased slightly, reflecting contractual step ups in the EMSS contract in September 2024 and 2025, as described above.

Subscriber Equipment Revenue
Subscriber equipment revenue decreased $5.7 million, or 8%, for the nine months ended September 30, 2025, compared to the prior year period, primarily due to a decrease in volume of handset and Short Burst Data device sales.
Engineering and Support Service Revenue

	Nine Months Ended September 30,
	2025	2024	Change
	(In millions)
Commercial engineering and support services	$5.9	$4.4	$1.5
Government engineering and support services	113.6	82.6	31.0
Total engineering and support services	$119.5	$87.0	$32.5
Engineering and support service revenue increased $32.5 million, or 37%, for the nine months ended September 30, 2025 compared to the prior year period primarily due to increased work under certain government projects, including the contract with the SDA.
Operating Expenses
Cost of Services (exclusive of depreciation and amortization)
Cost of services (exclusive of depreciation and amortization) increased by $23.4 million, or 18%, for the nine months ended September 30, 2025 from the prior year period, primarily as a result of an increase in work under certain government engineering contracts, including the SDA contract, as noted above.
Cost of Subscriber Equipment
Cost of subscriber equipment decreased $3.8 million, or 9%, for the nine months ended September 30, 2025, compared to the prior year period, which was in line with the change in equipment revenue for the same period, as noted above.
Research and Development
Research and development expenses decreased by $5.3 million, or 26%, for the nine months ended September 30, 2025 compared to the prior year period based on decreased spending on device-related features for our network.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $11.6 million, or 9%, for the nine months ended September 30, 2025 compared to the prior year period, primarily due to lower equity compensation costs and in professional fees, offset in part by increased spend related to our channel partner conference held in March 2025.
Depreciation and Amortization
Depreciation and amortization expense increased by $5.8 million, or 4%, compared to the prior year period due to increased depreciation resulting from on-orbit spares launched in the second quarter of 2023 being placed into service in 2025 and beginning to be depreciated.
Other Expense
Interest Expense, Net
Interest expense, net decreased $1.5 million for the nine months ended September 30, 2025 compared to the prior year period. The decrease resulted primarily from a decrease in the average borrowing rate and the refinancing fees expensed in the prior year that did not recur in 2025, offset in part by the increase in the outstanding debt balance as compared to the prior year period.
Other Expense, net
Other expense, net, was $2.2 million for the nine months ended September 30, 2025, compared to $0.3 million for the prior year period, primarily as the result of changes in foreign currency exchange rates.

Income Tax Expense
For the nine months ended September 30, 2025, our income tax expense was $19.6 million, compared to $18.5 million for the prior year period. The increase in income tax expense is primarily related to increased pre-tax book income in 2025 compared to 2024, partially offset by decreased tax expense associated with stock compensation and nondeductible executive compensation.
Gain (Loss) on Equity Method Investments
For the nine months ended September 30, 2025, our loss on equity method investments was $2.2 million, compared to a gain of $15.7 million for the prior year period. The change is primarily the result of the acquisition of Satelles in 2024, upon which we recorded a $19.8 million gain on our previously held equity method investment, offset by the portion of losses recorded on other equity method investments.
Net Income
Net income was $89.5 million for the nine months ended September 30, 2025, compared to $76.4 million for the prior year period. The change primarily resulted from improved operating income in the current year, as a result of increases in engineering and support services revenue and commercial services revenue, as noted above, offset in part by the prior year gain on the Satelles acquisition.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations, cash and cash equivalents and our Revolving Facility. These sources are expected to meet our short-term and long-term liquidity needs, including payments for (i) required principal and interest on the Term Loan, which we expect to be approximately $95.0 million in interest over the next 12 months, based on the current interest rate, (ii) capital expenditures of approximately $90.0 million in 2025, (iii) working capital, (iv) potential share repurchases, and (v) anticipated cash dividend payments to holders of our common stock.
As of September 30, 2025, our total cash and cash equivalents balance was $88.5 million, down from $93.5 million as of December 31, 2024. While we borrowed $50.0 million under the Revolving Facility during the nine months ended September 30, 2025, and generated cash flows from operations, we used cash of $186.5 million to repurchase shares of our common stock, $46.9 million to pay dividends, and $66.8 million for capital expenditures.
Term Loan and Revolving Facility
Pursuant to a credit agreement, as amended and restated to date, or the Credit Agreement, we previously entered into a term loan totaling $1,500.0 million, or the Term Loan, and an accompanying $100.0 million revolving loan, or the Revolving Facility. The maturity dates of the Term Loan and Revolving Facility are September 2030 and September 2028, respectively. We borrowed an additional $125.0 million under the Term Loan in March 2024 and $200.0 million in July 2024. The additional amounts borrowed are fungible with the original $1,500.0 million, and have the same maturity date, interest rate and other terms.
The March 2024 Term Loan borrowings were used to complete the acquisition of Satelles, Inc. on April 1, 2024. In April 2024, we drew $50.0 million under our Revolving Facility for general corporate purposes, including the funding of repurchases of our common stock. This amount was repaid with the expansion of the Term Loan in July 2024. The remaining proceeds of the Term Loan expansion in July 2024 were used for general corporate purposes, including share repurchases. In the first half of 2025, we drew $50.0 million under our Revolving Facility for general corporate purposes, which amount remained outstanding as of September 30, 2025.
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
As of September 30, 2025 and December 31, 2024, we reported an aggregate of $1,774.7 million and $1,807.7 million in borrowings under the Term Loan, respectively. These amounts do not include $14.9 million and $16.9 million of net unamortized deferred financing costs as of September 30, 2025 and December 31, 2024, respectively. The net principal balance in borrowings in the accompanying consolidated balance sheets as of September 30, 2025 and December 31, 2024 amounted to $1,759.8 million and $1,790.9 million, respectively. As of September 30, 2025 and December 31, 2024, the fair value of our borrowings under the Term Loan was $1,683.8 million and $1,802.1 million, respectively.

The Revolving Facility bears interest at an annual rate equal to SOFR plus 2.5% (but without a SOFR floor) if and as drawn, with no original issue discount, a commitment fee of 0.5% per year on the undrawn amount, which may be reduced to 0.375% if we have a consolidated first lien net leverage ratio (as defined in the Credit Agreement) of less than 3.5 to 1.
The Credit Agreement contains no financial maintenance covenants with respect to the Term Loan. With respect to the Revolving Facility, we are required to maintain a consolidated first lien net leverage ratio of no greater than 6.25 to 1 if more than 35% of the Revolving Facility has been drawn, or subject to letter of credit exposure. As of September 30, 2025, the aggregate exposure under the Revolving Facility was above 35% and we were in compliance with all covenants. The Credit Agreement contains other customary representations and warranties, affirmative and negative covenants, and events of default.
The Credit Agreement restricts our ability to incur liens, engage in mergers or asset sales, pay dividends, repay subordinated indebtedness, incur indebtedness, make investments and loans, and engage in other transactions as specified in the Credit Agreement. The Credit Agreement provides for specified exceptions, including baskets measured as a percentage of trailing twelve months of earnings before interest, taxes, depreciation and amortization, or EBITDA, and unlimited exceptions in the case of incurring indebtedness and liens and making investments, dividend payments, and payments of subordinated indebtedness, based on achievement and maintenance of specified leverage ratios. The Credit Agreement permits repayment, prepayment, and repricing transactions. The Credit Agreement also contains an annual mandatory prepayment sweep mechanism with respect to a portion of our excess cash flow (as defined in the Credit Agreement) in the event our net leverage ratio rises above 3.5 to 1. Our mandatory excess cash flow prepayment, as specified in the Credit Agreement, was $28.5 million as of December 31, 2024. This amount was paid in the second quarter of 2025 and applied to our required quarterly principal payments. As a result, no quarterly principal payment was required for the quarter ended September 30, 2025, and no quarterly principal payment will be required for the remainder of 2025 or the first three quarters of 2026. As such, we have no amounts classified as short-term secured debt on our condensed consolidated balance sheet as of September 30, 2025.
U.S. Government
A significant portion of our revenues and cash flow are derived from U.S. government contracts. During the quarter ended September 30, 2025, we did not experience delays in receiving payments from U.S. government agencies. However, the U.S. government began a shutdown on October 1, 2025. None of our contracts have been impacted as a result; however, an extended government shutdown could result in a delay or suspension of funding for our U.S. government contracts and disrupt our cash flows and delay new contract awards.
Contractual Obligations
As of September 30, 2025, we had non-cancelable purchase obligations of approximately $11.6 million for inventory purchases with Benchmark, our primary third-party equipment supplier. Our purchase obligations, all of which are due during the next twelve months, did not change materially from the end of 2024.
Our most significant contractual long-term cash requirement is the repayment of the remaining principal amount under the Term Loan upon its maturity in 2030, which is expected to be $1,702.8 million, and repayment of any outstanding Revolving Facility in 2028, which is currently $50.0 million. We expect to refinance the Term Loan at or prior to maturity.
Dividends
Total dividends paid during the nine months ended September 30, 2025 and September 30, 2024 were $46.9 million and $49.1 million, respectively. While we expect to continue paying regular cash dividends, any future dividends declared will be at the discretion of our Board of Directors and will depend, among other factors, upon our results of operations, financial condition and cash requirements, as well as such other factors that our Board of Directors deems relevant. Our Board of Directors increased the quarterly dividend to $0.15 per share in the third quarter of 2025.
Share Repurchases
During the quarter, we repurchased and subsequently retired 1.9 million shares of its common stock under our previously announced share repurchase program at a total purchase price of $50.0 million. As of September 30, 2025, $245.3 million remained available and authorized for repurchase under this program through December 31, 2027. We have paused share repurchases to increase financial flexibility and will continue to evaluate the amount and timing of share repurchases under our share repurchase program, considering, among other factors, general market conditions, capital allocation priorities, general business conditions and other investment opportunities. The repurchase program does not obligate us to repurchase any specific amount of common stock and may be modified, suspended, or discontinued at any time without notice at the discretion of our Board of Directors.

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2025	2024	Change
	(In thousands)
Cash provided by operating activities	$291,478	$271,166	$20,312
Cash used in investing activities	$(66,791)	$(156,335)	$89,544
Cash used in financing activities	$(232,428)	$(26,155)	$(206,273)
Cash Flows Provided by Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2025 increased by $20.3 million from the prior year period. The changes in operating cash relate to increased net income and a decrease in non-cash income from equity method investments as the prior year included a gain on the acquisition of Satelles. These changes were offset by a working capital decrease of approximately $10.7 million, primarily due to recognition of deferred revenue and the change in employee-related accruals, offset by higher cash inflows associated with timing of customer and vendor payments.
Cash Flows Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 decreased by $89.5 million as compared to the prior year period, primarily as a result of the Satelles acquisition during the prior year period, offset in part by an increase in capital expenditures compared to the prior year period.
Cash Flows Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 increased by $206.3 million compared to the prior year period. Expenditures in the current year are primarily related to share repurchases and the payment of dividends, while the prior year period included cash inflow related to the additional $325.0 million in borrowings under the Term Loan, offset in part by share repurchases and the payment of dividends.
U.S. Tax Regulation Update
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA permanently extends certain expiring provisions of the Tax Cuts and Jobs Act, modifies the international tax framework, and restores certain favorable business tax provisions, among other changes. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. We have incorporated the impact of the new legislation into our year-to-date effective tax rate and continue to assess the impact on our consolidated financial statements.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We had an outstanding aggregate balance of $1,774.7 million under the Term Loan as of September 30, 2025. Under our Term Loan, we pay interest at an annual rate equal to SOFR, plus 2.25%, with a 0.75% SOFR floor. Accordingly, we have been and continue to be subject to interest rate fluctuations. Our Cap manages our exposure to interest rate movements on a notional amount of $1.0 billion of our Term Loan. The Cap provides the right for us to receive payment from the counterparty if one-month SOFR exceeds 1.436%. The interest rate was above the level of the Cap during each of the nine months ended September 30, 2025 and 2024. For every SOFR increase of 25 basis points above the level of the Cap, we expect our annual interest expense to increase by an additional $1.9 million related to the unhedged portion of the Term Loan.
In the first half of 2025, we drew down $50.0 million on our Revolving Facility for general corporate purposes, which amount remained outstanding as of September 30, 2025. The Revolving Facility bears interest at SOFR plus 2.5%, without a SOFR floor. For every SOFR increase of 25 basis points, we expect our annual interest expense to increase by approximately $0.1 million related to the Revolving Facility.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
There are no material pending legal proceedings, other than routine litigation incidental to our business.

ITEM 1A.     RISK FACTORS.
Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 13, 2025, as supplemented by the following.
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
The provision of satellite-based services and products is subject to downward price pressure when capacity exceeds demand or as a result of aggressive discounting by some operators under financial pressure to expand their respective market share. In addition, we may face competition from new competitors, new technologies, or new equipment, including new and proposed LEO constellations and satellite direct-to-device services. For example, in September 2025, SpaceX signed an agreement to acquire certain rights and licenses to an aggregate 50MHz of S-band spectrum, and announced plans to develop a global satellite direct-to-device service using the acquired spectrum. Although development of such a direct-to-device service using the acquired spectrum faces regulatory, technical and business hurdles, if successfully deployed, it could significantly increase competition to portions of our business. In addition, we may face competition for our services in the United States from service providers with ancillary terrestrial component, or ATC, authorities who are designing a satellite operating business and a terrestrial component around their spectrum holdings. Finally, some of our competitors have announced plans for the launch of additional satellites. As a result of competition, we may not be able to successfully retain our existing customers and attract new customers.
In addition to our satellite-based competitors, terrestrial voice and data service providers, both wireline and wireless, could further expand into rural and remote areas and provide the same general types of services and products that we provide through our satellite-based system. Although satellite communications services and terrestrial communications services are not entirely interchangeable, the two compete in some markets and for some services. Consumers generally perceive terrestrial wireless voice communication products and services as cheaper and more convenient than those that are satellite-based. Many of our terrestrial competitors have greater resources, wider name recognition and newer technologies than we do. In addition, industry consolidation could negatively affect our competitive position by increasing the scale or scope of our competitors, thereby making it more difficult for us to compete in various market segments.
Our agreements with U.S. government customers, particularly the DoD, which represent a significant portion of our revenue, are subject to termination and renewal.
The U.S. government, through a dedicated gateway owned and operated by the DoD, has been and continues to be, directly and indirectly, our largest customer, representing 27% and 25% of our revenue for the years ended December 31, 2024 and 2023, respectively. We provide the majority of our services to the U.S. government pursuant to our EMSS, SDA, and EMSS capabilities and security sustainment services (“ECS3”) contracts. We entered into these contracts in September 2019, May 2022, and March 2024, respectively. The EMSS contract continues through September 2026 with one six-month extension option exercisable at the election of the U.S. government; the SDA contract had a base term until January 2025, and we are currently in the first of up to five one-year options exercisable at the election of the U.S. government to extend the term; and the ECS3 contract had a base term through March 2025, and we are currently in the first of up to four one-year extension options exercisable at the election of the U.S. government. The U.S. government may terminate these agreements, in whole or in part, at any time for its convenience. Our relationship with the U.S. government is also subject to the overall U.S. government policies, budget and appropriation decisions and processes. U.S. government budget and policy decisions, including with respect to defense spending, are based on government priorities and objectives, which are subject to change and are driven by numerous factors, including administration changes, geopolitical events and macroeconomic conditions, and are beyond our control. If the U.S. government terminates any or all of these agreements, we would lose a significant portion of our revenue.
In addition to budget policy uncertainty, government shutdowns, the use of continuing resolutions, and the federal debt ceiling could adversely affect the funding for our U.S. government contracts or entering into new contracts, including renewals. For example, if the current government shutdown, which began October 1, 2025, continues for an extended period of time, we could experience a delay or suspension of funding for our U.S. government contracts and delay on new contract awards, which could disrupt our cash flows.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1-31	473,809	$31.65	473,809	$280.3 million
August 1-31	609,319	$24.61	609,319	$265.3 million
September 1-30	823,068	$24.29	823,068	$245.3 million
Total	1,906,196	$26.22	1,906,196	—
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
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
Insider trading arrangements and policies
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

IRIDIUM COMMUNICATIONS INC.

By:	/s/ Vincent J. O’Neill
Vincent J. O’Neill
Chief Financial Officer (as duly authorized officer and as principal financial officer of the registrant)
 Date: October 23, 2025